Form 10-K405
period 1996-03-31
CORVEL CORP
filed 1996-06-26
CIK 874866

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-K


                              -----------------


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                    FOR THE FISCAL YEAR ENDED MARCH 31, 1996


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE TRANSITION PERIOD FROM               TO


                         COMMISSION FILE NUMBER 0-19291



                               CORVEL CORPORATION
- -------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                              -----------------


                  DELAWARE                                    33-0282651
- -------------------------------------------------      ------------------------
      (State or other jurisdiction of                      (I.R.S. employer
       incorporation or organization)                   identification number)


1920 MAIN STREET, SUITE 1090, IRVINE, CALIFORNIA                92714
- -------------------------------------------------      ------------------------
    (Address of principal executive offices)                 (Zip Code)


      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (714) 851-1473


                              -----------------


        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE


    SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON STOCK

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES   X    NO
                                   ------    ------

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of June 3, 1996 there were 4,644,973 shares of Common Stock outstanding.

         The Registrant does not have different classes of Common Stock and as of June 3, 1996, the aggregate market value of the Common Stock of the Registrant held by non-affiliates was $92,295,000, based upon the closing sale price of such stock on that date. For purposes of such calculation, only executive officers, board members, and beneficial owners of more than 10% of the Company's outstanding Common Stock are deemed to be affiliates.


                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on or about August 1, 1996, as filed with the Commission pursuant to Regulation 14A, are incorporated by reference in
Part III of this Report.

         Portions of the Registration Statement filed with the Commission on Form S-1 (SEC File No. 33-40629), and the Company's Annual Reports on Form 10-K for the fiscal years ended March 31, 1995, March 31, 1994, March 31, 1993 and March 31, 1992 are incorporated by reference in Part IV of this Report.

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor for forward-looking statements. This Annual Report contains forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. The Company's actual results could differ materially from those projected in the forward-looking statements as a result of the factors described under "Cautionary Statement Regarding Forward-Looking Statements" and elsewhere in this Annual Report. These factors should be considered by investors in the Company's securities.

                              CORVEL CORPORATION


                          1996 FORM 10-K ANNUAL REPORT
                          ----------------------------


                               TABLE OF CONTENTS

                                    PART I

                                                                  Page
                                                                  ----
ITEM  1. BUSINESS                                                   1

ITEM  2. PROPERTIES                                                12

ITEM  3. LEGAL PROCEEDINGS                                         12

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS       13


                                   PART II

ITEM  5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS                                       13

ITEM  6. SELECTED FINANCIAL DATA                                   13

ITEM  7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                       14

ITEM  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA               14

ITEM  9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE                       14


                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS                          14

ITEM 11. EXECUTIVE COMPENSATION                                    14

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT                                            15

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS            15


                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         ON FORM 8-K                                               16

                                     PART I
ITEM 1.  BUSINESS.

INTRODUCTION

         CorVel Corporation ("the Company") is an independent nationwide provider of medical cost containment and managed care services designed to address the escalating medical costs of workers' compensation. The Company's services include automated medical fee auditing, early intervention, utilization review, medical case management, vocational rehabilitation services, and independent medical examinations. Such services are provided to insurance companies, third party administrators ("TPAs") and self-administered employers to assist them in managing the medical costs and monitoring the quality of care associated with workers' compensation claims.

         Workers' compensation regulations vary by state, and the industry is highly fragmented. The Company's specialization in workers' compensation, breadth of services, information management systems and ability to offer local services on a nationwide basis enhance its ability to compete in the workers' compensation market. The Company believes that payors and employers impacted by the increasing medical costs of workers' compensation will increasingly require services and programs to manage such costs. The Company's business strategy is to continue to expand its range of services, branch office network and information management capabilities to respond to this need on both a local and national level.


INDUSTRY OVERVIEW

         Workers' compensation is a statutorily defined employee benefit which varies on a state-by-state basis. Workers' compensation laws generally require employers to fully pay for employees' costs of medical treatment, lost wages, legal fees and other costs associated with work-related injuries and disabilities and, in certain jurisdictions, mandatory vocational rehabilitation. Companies provide such coverage to their employees through either the purchase of commercial insurance from private insurance companies, participation in state-run funds or through self-insurance. Due to several factors, including a general rise in the cost of health care and the fact that the employer is required to pay all compensible medical costs of the employee without cost sharing by the employee, both the volume and dollar amount of workers' compensation claims have increased in recent years, resulting in escalating costs to employers.

         While the group health insurance industry and employers have adopted cost containment strategies such as utilization review and the use of Health Maintenance Organizations ("HMOs") to stem the rising costs of non-workers' compensation medical care, the workers' compensation industry has been slower to respond to the problem of escalating medical costs. However, managed care in workers' compensation has been gaining acceptance during the past several years. Since workers' compensation benefits are mandated by law and are subject to extensive regulation, payors and employers do not have the same flexibility to alter benefits as they have with other health benefit programs.

         Many states do not permit employers to restrict a claimant's choice of provider, making it more difficult for employers to utilize managed care approaches such as HMOs and Preferred Provider Organizations ("PPOs").
However, in many states, employers have the right to direct employees to a specific primary health care provider during the onset of a workers' compensation case, subject to the right of the employee to change physicians after a specific period. In addition, workers' compensation programs vary from state to state, making it difficult for payors and multi-state employers to adopt uniform policies to administer, manage and control the costs of benefits. As a result, managing the cost of workers' compensation requires approaches which are tailored to the specified regulatory environment(s) in which the employer is operating.


BUSINESS

         The Company offers services in two general categories, provider programs and patient management services, to assist its customers in managing the increasing medical costs of workers' compensation and monitoring the quality of care provided to workers' compensation claimants.


PROVIDER PROGRAMS

         The Company's provider program services are designed to reduce the price paid by its customers for medical services rendered in workers' compensation cases. Medical cost containment services offered by the Company include automated medical fee auditing, preferred provider services and retrospective utilization review.

         Automated Medical Fee Auditing

         Many states have adopted fee schedules which regulate the maximum allowable fees payable under workers' compensation for procedures performed by a variety of health treatment providers. Such schedules may also include fees for hospital treatment. The purpose of a fee schedule is to standardize the billing process by using uniform procedure descriptions and to set maximum reimbursement levels for each covered service. Certain other states permit payors to pay workers' compensation medical costs limited to usual and customary charges for the relevant community. The Company provides automated medical fee auditing to assist the Company's customers in verifying that the fees charged by workers' compensation health care providers comply with state fee schedules, or are consistent with usual and customary charges.

         The Company offers its fee schedule auditing through a computerized medical bill review service called MedCheck, which combines automated data reporting and transmission capabilities. MedCheck consists of an on-line computer-based information system comprised of a proprietary software program which stores and accesses state-mandated fee schedules and licensed usual and customary charge information. MedCheck is also being utilized for the review of medical charges under certain non-workers' compensation insurance coverages. With the MedCheck service, the Company is capable of:

         o Checking for provider charges which exceed charges allowable under fee schedules or usual and customary charges, in accordance with the requirements of the relevant jurisdiction

         o   Repricing provider bills to contractual PPO reimbursement levels

         o   Checking for duplicate billing

         o Checking for billed services or procedures that are excessive, unnecessary or unrelated to treating the particular medical problem

         o Checking for "unbundled" billings where the medical services performed are billed in components, resulting in higher total charges than would be the case if the services were billed in the aggregate

         o   Engaging in on-site processing of claims

         o Sending claims data directly to carriers' databases, thereby reducing costs due to repetitive or erroneous data entry

           At March 31, 1996, the Company was providing its MedCheck services to clients in approximately 34 states primarily through 48 branch offices. An important element of the Company's business strategy is to introduce MedCheck to additional existing branch offices and increase its use by current customers. The Company plans to continue to invest in the expansion of its MedCheck medical review software to better serve the claims processing needs of customers through automated interfacing with its customers' computer systems.

         Preferred Provider Services

         PPOs are groups of hospitals, physicians and other health care providers that offer services at pre-negotiated rates to employee groups. PPO networks offer the employer an additional means of managing workers' compensation costs by reducing the per-unit price of medical services provided to employees. The Company provides its customers with access to PPO networks by contracting with existing networks organized by others and by working with networks chosen by its customers which meet the Company's criteria for provider selection. Bills submitted from PPOs are identified through the MedCheck review process, and the submitted charges are then audited against the PPO schedule and against any applicable fee schedule or usual and customary charges. The fee approved for payment is the lower of the submitted charges or the lowest allowable fee identified.

         Retrospective Utilization Review

         The Company also offers manual fee auditing and retrospective utilization review services, including hospital bill and chiropractic bill auditing at a number of its branch offices. These services, performed primarily by Company-employed registered nurses, are designed to confirm that medical care was delivered to the patient, the provider was authorized to perform the rendered service, the care was appropriate and covered by workers' compensation, and the charges for the delivered service were usual and customary.

PATIENT MANAGEMENT SERVICES

         In addition to its provider program services, the Company offers a range of services designed to monitor the medical necessity and appropriateness of health care services provided to workers' compensation claimants and to expedite their return to work. The Company offers these services on a stand-alone basis, or as an integrated component of its medical cost containment services. Managed care services offered by the Company include early intervention (Advocacy), inpatient utilization review, medical case management, IMEs (independent medical examinations) and vocational rehabilitation.

         Advocacy

         Advocacy is the brand name for the Company's integrated patient management services designed to assess and monitor a patient's diagnosis, treatment, and return to work. During 1996, the Company continued its roll-out of Advocacy, which creates a continuum of services networking patients, providers and payors. Delivering provider and patient profiles, healthcare episode reports and claims status reviews to adjustors is an important feature of Advocacy and its integration with MedCheck. The ability to deliver medical management information to customer sites and to guide medical decision-making are important strengths of the system.

         Inpatient Utilization Review

         The Company offers pre-certification and concurrent utilization review services. The Company's pre-certification service is designed to be utilized prior to the injured employee's admission to the hospital. Upon notification by a claims manager or employer, a Company nurse reviews the appropriateness of the proposed plan of care, the need for inpatient hospitalization, and the appropriate length of stay. Under the Company's concurrent review service, the nurse reviewers monitor the medical necessity and appropriateness of the patient's continued hospitalization through regular contact with the hospital and the patient's physician and may identify cases that lend themselves to alternate treatment settings or home care.

         Medical Case Management

         The Company offers medical case management services where the injury is catastrophic or complex in nature, or where prolonged recovery is anticipated. In these cases, the Company's case managers confer with the attending physician, other providers, the patient and the patient's family to identify the appropriate rehabilitative treatment and most cost-effective health care alternatives, including transferring the patient from a hospital to an alternative care facility. Case managers may coordinate the services or care required and may arrange for special pricing of the required services.

         Independent Medical Examinations

         The Company arranges for IMEs to assist customers in evaluating workers' compensation and other casualty claims. A medical examination involves the assessment of a person's condition often for use in determining the extent and nature of an injury. In general, a physician examines the patient and prepares a report that describes the nature and extent of injuries, as well as the future medical requirements. The Company provides IMEs through a network of independent physicians. As of March 31, 1996, the Company was providing IMEs through branch offices in eight states.

         Vocational Rehabilitation

         In certain states, vocational rehabilitation is a legislated benefit of workers' compensation which assists the employee's return to former employment or another job function with similar economic value. The Company offers vocational services to reduce workers' compensation costs and expedite the injured employee's return to work.

         Vocational services include work capacity assessments, job analysis, transferable skill analysis, job modification, vocational testing, job placement assistance, labor market surveys and retraining. After an employee sustains an injury, the Company performs an analysis of the employee's current job and other potential jobs which could be performed for the employer, meets with the treating physician to determine the diagnosis and prognosis for return to work, presents job analyses to obtain a release to return to work, develops plans for employee training and generally monitors the employee's return to work.


CUSTOMERS AND MARKETING

         The Company's customers are workers' compensation insurers and, to a lesser extent, TPAs and self-administered employers. Many claims management decisions in workers' compensation are the responsibility of the local claims office of national or regional insurers. The Company's national branch office network has been established to enable the Company to market and offer its services at both a local and national account level. The Company is placing increasing emphasis on national account marketing. The marketing activities of the Company are conducted by account executives located in key geographic areas, and by national account executives from the corporate office. Most of the major workers' compensation insurance carriers conduct business with the Company. None of the Company's customers represented more than 10% of revenues in fiscal 1996.


COMPETITION AND MARKET CONDITIONS

         The health care cost containment industry is highly fragmented and competitive. The intensity of competition can be expected to increase. The Company's primary competitors in the workers' compensation market are several large insurance carriers which offer one or more services similar to those offered by the Company, health maintenance organizations ("HMO's") and numerous independent companies, typically on a local or regional basis. The Company also competes with national and local firms specializing in utilization review and with major insurance carriers and TPAs which have implemented their own internal utilization review services. Many of the Company's competitors are significantly larger and have greater financial and marketing resources than the Company. There can be no assurance that the Company will continue to maintain its existing performance, or be successful with any new products or in any new geographical markets it may enter. Moreover, the Company's customers may establish the in-house capability of performing services offered by the Company.

         Legislative reforms in some states permit employers to designate health plans such as HMOs and PPOs to cover workers' compensation claimants. Because many health plans have the capacity to manage health care for workers' compensation claimants, such legislation may intensify competition in the market served by the Company. Within the past few years, several states have experienced decreases in the number of workers compensation claims and the average cost per claim which have been reflected in workers compensation insurance premium rate reductions in those states. The Company believes that declines in workers' compensation costs in these states are due principally to intensified efforts by payors to manage and control claim costs, to improved risk management by employers and to legislative reforms. If declines in workers compensation costs occur in many states and persist over the long-term, they may have an adverse impact on the Company's business and results of operations.

         The Company competes on the basis of its specialization in workers' compensation, breadth of services, ability to offer local services on a nationwide basis, information management systems and independence from insurance carriers.


GOVERNMENT REGULATION

         General

         Managed health care programs for workers compensation are subject to various laws and regulations. Both the nature and degree of applicable government regulation vary greatly depending upon the specific activities involved. Generally, parties that actually provide or arrange for the provision of health care services, assume financial risk related to the provision of those services, or undertake direct responsibility for making payment or payment decisions for those services, are subject to a number of complex regulatory schemes that govern many aspects of their conduct and operations.

         In contrast, the management and information services provided by the Company to its customers typically have not been the subject of regulation by the federal government or the states. Since the managed health care field is a rapidly expanding and changing industry and the cost of providing health care continues to increase, it is possible that the applicable state and federal regulatory frameworks will expand to have a greater impact upon the conduct and operation of the Company's business.

         Under the current workers compensation system, employer insurance or self-funded coverage is governed by individual laws in each of the 50 states and by certain federal laws. The management and information services that make up the Company's managed care program serve markets that have developed largely in response to needs of insurers, employers and large TPAs, and generally have not been mandated by legislation or other government action. On the other hand, the vocational rehabilitation case management marketplace within the workers compensation system has been dependent upon the laws and regulations within those states that require the availability of specified rehabilitation services for injured workers. Similarly, the Company's fee schedule auditing services address market needs created by certain states' enactment of maximum permissible fee schedules for workers compensation services. Changes in individual state regulation of workers compensation may create a greater or lesser demand for some or all of the Company's services, or require the Company to develop new or modified services in order to meet the needs of the marketplace and compete effectively in that marketplace.

         Medical Cost Containment Legislation

         Historically, governmental strategies to contain medical costs in the workers' compensation field have been generally limited to legislation on a state-by-state basis. For example, many states have implemented fee schedules that list maximum reimbursement levels for health care procedures. In certain states that have not authorized the use of a fee schedule, the Company adjusts bills to the usual and customary levels authorized by the payor. Opportunities for the Company's services could increase as more states legislate additional cost containment strategies. Conversely, the Company could be adversely affected if states elect to reduce the extent of medical cost containment strategies available to insurance carriers and other payors, or adopt other strategies for cost containment that would not support a demand for the Company's services.

         Healthcare Reform

         There has been considerable discussion of healthcare reform at both the federal level and in numerous state legislatures. Due to uncertainties regarding the ultimate features of reform initiatives and the timing of their enactment, the Company cannot predict which, if any, reforms will be adopted, when they may be adopted, or what impact they may have on the Company.

         Vocational Rehabilitation Legislation

         During the early 1970's, the case management marketplace within workers' compensation was dominated by the provision of medical management services. Such services were purchased at the option of insurance carriers with little or no support from legislative efforts within any of the states. By the mid-1970's, it became popular for states to legislate either supportive programs for vocational rehabilitation or, in some cases, mandatory vocational rehabilitation statutes.

NAME CHANGE

         In October, 1991, the Company entered into an agreement with AMEV/VSB 1990 NV, a Netherlands corporation, ("AMEV"), for the sale of the Company's interests in its former name, "FORTIS". In consideration for such sale, AMEV paid to the Company a non-refundable, non-conditional payment of $4.0 million. Under the terms of the agreement, however, the Company had until September 30, 1992 to cease all uses of its former name in order to provide the Company with an "orderly phase out" period to terminate its uses of the name and to minimize any likelihood of confusion regarding ownership thereof among customers of the Company or AMEV.

         The Company completed its preparations for the name change by late July 1992, and on July 24, 1992, formally changed its corporate name from "FORTIS" to "CorVel". During the quarter ended September 30, 1992, the Company recognized a gain of $3.3 million from the AMEV payment, which was net of $700,000 in costs to effect the name change. Prior to this time, the Company felt that it was inappropriate to recognize any gain from the AMEV payment as the Company had no basis upon which to reasonably estimate the cost of performing the tasks necessary to conduct business under a different name and thereby determine the actual gain.


MANAGED CARE RECONFIGURATION CHARGE

         During the fiscal year ended March 31, 1993, the Company embarked upon a reconfiguration of its services and the information systems to support such services to respond to the increasing influence of state-legislated managed care on the health care industry and because of advances in computer technology by the Company's sole hardware vendor which obsoleted existing systems. In this regard, the Company wrote down the net book value of its oldest Digital Equipment Corporation VAX computers, an aggregate net book value of approximately $1.3 million, in order to replace such equipment with DEC's new generation computers based on the ALPHA operating platform. Such upgrading of the Company's computer system to 64 byte processing capabilities also caused the obsolescence of approximately $1.0 million of then unamortized software, which the Company also wrote off.

         Also during the fiscal year ended March 31, 1993, the Company recorded a charge of $1.0 million related to a provision to modify and upgrade management and reimbursement systems and technology involved in the patient management portion or the Company's managed care program. Without such charges, the Company was unable to direct patients to preferred providers, a requirement to obtain volume discounts from such providers. In addition, the Company's branches incurred expenses resulting from managed care legislation which obsoleted older service delivery methods. All but an insignificant portion of these expenditures were incurred by the end of fiscal 1993.

EMPLOYEES

         As of March 31, 1996, CorVel had approximately 1,875 employees, including nurses, therapists, counselors and other employees. No employees are represented by any collective bargaining unit. Management considers its relationship with its employees to be good.


CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements contained in this Annual Report on Form 10-K in this "Business" section and "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as the Company's annual report for the year ending March 31, 1996, such as statements concerning the development of new services, possible legislative changes, and other statements contained herein regarding matters that are not historical facts, are forward-looking statements (as such term is defined in the Securities Act of 1933, as amended). Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

         Past financial performance is not necessarily a reliable indicator of future performance, and investors should not use historical performance to anticipate results or future period trends. Factors that could cause actual results to differ materially include, but are not limited to, those discussed below. In addition, reference is made to the Company's most recent annual report for the fiscal year ending March 31, 1996.

         POTENTIAL ADVERSE IMPACT OF GOVERNMENT REGULATION. Many states, including a number of those in which the Company transacts business, have licensing and other regulatory requirements applicable to the Company's business. Approximately half of the states have enacted laws that require licensing of businesses which provide medical review services, such as the Company. Some of these laws apply to medical review of care covered by workers' compensation. These laws typically establish minimum standards for qualifications of personnel, confidentiality, internal quality control, and dispute resolution procedures. These regulatory programs may result in increased costs of operation for the Company, which may have an adverse impact upon the Company's ability to compete with other available alternatives for health care cost control. In addition, new laws regulating the operation of managed care provider networks have been adopted by a number of states. These laws may apply to managed care provider networks having contracts with the Company or to provider networks which the Company may organize. To the extent the Company is governed by these regulations, it may be subject to additional licensing requirements, financial oversight and procedural standards for beneficiaries and providers.

         Regulation in the health care and workers' compensation fields is constantly evolving. The Company is unable to predict what additional government regulations, if any, affecting its business may be promulgated in the future. The Company's business may be adversely affected by failure to comply with existing laws and regulations, failure to obtain necessary licenses and government approvals or failure to adapt to new or modified regulatory requirements. Proposals for health care legislative reforms are regularly considered at the federal and state levels. To the extent that such proposals affect workers' compensation, such proposals may adversely affect the Company's business and results of operations. In addition, changes in workers' compensation laws or regulations may impact demand for the Company's services, require the Company to develop new or modified services to meet the demands of the marketplace or modify the fees that the Company may charge for its services. One of the proposals which has been considered is 24-hour health coverage, in which the coverage of traditional employer-sponsored health plans is combined with workers' compensation coverage to provide a single insurance plan for work-related and non-work-related health problems. Incorporating workers' compensation coverage into conventional health plans may adversely affect the market for the Company's services.

         POSSIBLE LITIGATION AND LEGAL LIABILITY. The Company, through its utilization management services, makes recommendations concerning the appropriateness of providers' medical treatment plans of patients throughout the country, and it could share in potential liabilities for adverse medical consequences. The Company does not grant or deny claims for payment of benefits and the Company does not believe that it engages in the practice of medicine or the delivery of medical services. There can be no assurance, however, that the Company will not be subject to claims or litigation related to the grant or denial of claims for payment of benefits or allegations that the Company engages in the practice of medicine or the delivery of medical services.

         In addition, there can be no assurance that the Company will not be subject to other litigation that may adversely affect the Company's business or results of operations. The Company maintains professional liability insurance and such other coverages as the Company believes are reasonable in light of the Company's experience to date. There can be no assurance, however, that such insurance will be sufficient or available in the future at reasonable cost to protect the Company from liability which might adversely affect the Company's business or results of operations.

         COMPETITION. The Company faces competition from large insurers, health maintenance organizations ("HMOs"), preferred provider organizations ("PPOs"), third party administrators and other managed health care companies. The
Company believes that, as managed care techniques continue to gain acceptance in the workers' compensation marketplace, CorVel's competitors will increasingly consist of nationally focused workers' compensation managed care service companies, insurance companies, HMOs and other significant providers of managed care products. Legislative reforms in some states permit employers to designate health plans such as HMOs and PPOs to cover workers' compensation claimants. Because many health plans have the ability to manage medical costs for workers' compensation claimants, such legislation may intensify competition in the market served by the Company. Many of the Company's current and potential competitors are significantly larger and have greater financial and marketing resources than those of the Company, and there can be no assurance that the Company will continue to maintain its existing performance or be successful with any new products or in any new geographical markets it may enter.

         CHANGES IN MARKET DYNAMICS. Legislative reforms in some states permit employers to designate health plans such as HMOs and PPOs to cover workers' compensation claimants. Because many health plans have the capacity to manage health care for workers' compensation claimants, such legislation may intensify competition in the market served by the Company. Within the past few years, several states have experienced decreases in the number of workers' compensation claims and the average cost per claim which have been reflected in workers' compensation insurance premium rate reductions in those states. The Company believes that declines in workers' compensation costs in these states are due principally to intensified efforts by payors to manage and control claim costs, to improved risk management by employers and to legislative reforms. If declines in workers' compensation costs occur in many states and persist over the long-term, they may have an adverse impact on the Company's business and results of operations.

         DEPENDENCE UPON KEY PERSONNEL. The Company is dependent to a substantial extent upon the continuing efforts and abilities of certain key management personnel including its Chief Executive Officer, V. Gordon Clemons. In addition, the Company faces competition for experienced employees with professional expertise in the workers' compensation managed care area. The loss of, or the inability to attract, qualified employees could have a material adverse effect on the Company's business and results of operations.

         RISKS RELATED TO GROWTH STRATEGY. The Company's strategy is to continue its internal growth and, as strategic opportunities arise in the workers' compensation managed care industry, to consider acquisitions of, or relationships with, other companies in related lines of business. As a result, the Company is subject to certain growth-related risks, including the risk that it will be unable to retain personnel or acquire other resources necessary to service such growth adequately. Expenses arising from the Company's efforts to increase its market penetration may have a negative impact on operating results. In addition, there can be no assurance that any suitable opportunities for strategic acquisitions or relationships will arise or, if they do arise, that the transactions contemplated thereby could be completed. If such a transaction does occur, there can no assurance that the Company will be able to integrate effectively any acquired business into the Company. In addition, any such transaction would be subject to various risks associated with the acquisition of businesses, including the financial impact of expenses associated with the integration of businesses.

         There can be no assurance that any future acquisition or other strategic relationship will not have an adverse impact on the Company's business or results of operations. If suitable opportunities arise, the Company anticipates that it would finance such transactions, as well as its internal growth, through working capital or, in certain instances, through debt or equity financing. There can be no assurance, however, that such debt or equity financing would be available to the Company on acceptable terms when, and if, suitable strategic opportunities arise.

         During the past fiscal year, the Company has made efforts to increase its presence and revenue in the group health market with moderate success. Managed care in this market is more mature than managed care in workers' compensation and has numerous large competitors, primarily health maintenance organizations. The Company has limited experience in the group health market. There is no assurance that the Company will be successful in this market.

         The Company expects that a considerable amount of its future growth will depend on its ability to process and manage claims data more efficiently and to provide more meaningful healthcare information to customers and payors of healthcare. There is no assurance that the Company will be able to develop, license or otherwise acquire software to address these market demands as well or as timely as its competitors

         POSSIBLE VOLATILITY OF STOCK PRICE. The market price of the Company's Common Stock following this offering may be highly volatile. Factors such as variations in the Company's revenues, earnings and cash flow, general market trends in the workers' compensation managed care market, and announcements of innovations by the Company or its competitors could cause the market price of the Common Stock to fluctuate substantially. Specifically, the quarter to quarter percentage growth in operating results for the Company's three most recently completed fiscal quarters was lower than the growth rates historically experienced by the Company. The Company's slower growth rate in those two fiscal quarters was partially attributable to a reduction in the growth rate of health care expenditures nationally, contributing to a reduction in the growth of claims processed by the Company. There can be no assurance that the Company's growth rate in the future, if any, will be at or near historical levels.

         In addition, the stock market has in the past experienced price and volume fluctuations that have particularly affected companies in the health care and managed care markets resulting in changes in the market price of the stock of many companies which may not have been directly related to the operating performance of those companies. Such broad market fluctuations may adversely affect the market price of the Shares following this offering.


ITEM 2.  PROPERTIES.

         The Company's principal executive office is located in Irvine, California in approximately 2,300 square feet of leased space. The lease expires in August 1997. The Company leases its branch offices, which range in size up to approximately 9,000 square feet. The lease terms for the branch offices range from monthly to five years. The Company believes that its facilities are adequate for its current needs and that suitable additional space will be available as required.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is involved in litigation arising in the normal course of business. The Company believes that resolution of these matters will not result in any payment that, in the aggregate, would be material to the financial position or financial operations of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of stockholders during the quarter ended March 31, 1996.


                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

         The Company's Common Stock is traded on the Nasdaq National Market under the symbol CRVL. The last reported quarterly high and low sales prices for the Company's Common Stock for fiscal years 1995 and 1996 as reported by Nasdaq are set forth below for the periods indicated.


                                                    High              Low
                                                    ----              ---
FISCAL YEAR ENDED MARCH 31, 1995:
Quarter Ended June 30, 1994 :                       $25 3/4           $20 1/2
Quarter Ended September 30, 1994:                    24                16 3/4
Quarter Ended December 31, 1994:                     28                19 1/2
Quarter Ended March 31, 1995:                        28 3/4            25 3/4

FISCAL YEAR ENDED MARCH 31, 1996:
Quarter Ended June 30, 1995:                        $28 1/2           $19 7/8
Quarter Ended September 30, 1995:                    32                21
Quarter Ended December 31, 1995:                     38 1/8            29 1/4
Quarter Ended March 31, 1996:                        38                27 1/2

         The high and low sales price for the Company's Common Stock as reported by NASDAQ on June 3, 1996 were $33 and $32.00, respectively.

         As of June 3, 1996 there were 380 holders of record of the Company's Common Stock. The Company has never paid any cash dividends on its Common Stock and has no current plans to do so.

ITEM 6.  SELECTED FINANCIAL DATA.

         The selected consolidated financial data of the Company appears in a separate section of this Annual Report on Form 10-K on page F-1.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Management's Discussion and Analysis of Financial Condition and Results of Operations appears in a separate section of this Annual Report on Form 10-K beginning on page F-2.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Company's consolidated financial statements and schedule, as listed under Item 14, appear in a separate section of this Annual Report on Form 10-K beginning on page F-5 and S-1, respectively.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS.

         The sections titled "Directors and Nominees," "Executive Officers of the Company," and "Compliance with Section 16(a) of the Exchange Act" appearing in the Company's Definitive Proxy Statement for the 1996 Annual Meeting of Stockholders are incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION.

         The section titled "Executive Compensation and Related Information", except as stated therein, appearing in the Company's Definitive Proxy Statement for the 1996 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The section titled "Principal Stockholders" appearing in the Company's Definitive Proxy Statement for the 1996 Annual Meeting of Stockholders is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The section, if any, titled "Certain Transactions" appearing in the Company's Definitive Proxy Statement for the 1996 Annual Meeting of Stockholders is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)(1)  FINANCIAL STATEMENTS:

         The Company's consolidated financial statements appear in a separate section of this Annual Report on Form 10-K beginning on the pages referenced below:

                                                                           Page
                                                                           ----
Report of Independent Auditors                                             F-5
Consolidated Statements of Income for the Fiscal Years Ended
  March 31, 1994, 1995, and 1996                                           F-6
Consolidated Balance Sheets as of March 31, 1995 and 1996                  F-7
Consolidated Statements of Stockholders' Equity for the Fiscal Years
  Ended March 31, 1994, 1995, and 1996                                     F-8
Consolidated Statements of Cash Flows for the Fiscal Years Ended
  March 31, 1994, 1995, and 1996                                           F-9
Notes to Consolidated Financial Statements                                 F-10

         (2) FINANCIAL STATEMENT SCHEDULE:

         The Company's financial statement schedule appears in a separate section of this Annual Report on Form 10-K beginning on the page referenced below. All other schedules have been omitted as they are not applicable, not required or the information is included in the consolidated financial statements or the notes thereto.

                  Schedule                                    Page
                  --------                                    ----

 II --   Valuation and Qualifying Accounts                     S-1

         (3) EXHIBITS:


EXHIBIT
  NO.              TITLE                                      METHOD OF FILING
- -------            -----                                      ----------------
  3.1       Certificate of Incorporation of the       Incorporated herein by reference to Exhibit 3.1
            Company                                   to the Company's Registration Statement on Form
                                                      S-1 Registration No. 33-40629.

  3.2       Bylaws of the Company                     Incorporated herein by reference to Exhibit 3.2
                                                      to the Company's Registration Statement on Form
                                                      S-1 Registration No. 33-40629.


EXHIBIT
  NO.              TITLE                                      METHOD OF FILING
- -------            -----                                      ----------------
  10.1      Lease Agreement of the Company's          Incorporated herein by reference to Exhibit 10.1
            executive office in Irvine, California    to the Company's Annual Report on Form 10-K for
                                                      the fiscal year ended March 31, 1993.

  10.2      Lease Agreement of the Company's office   Incorporated herein by reference to Exhibit 10.5
            in Richmond, Virginia                     to the Company's Registration Statement on Form
                                                      S-1 Registration No. 33-40629.

  10.3      Nonqualified Stock Option Agreement       Incorporated herein by reference to Exhibit 10.6
            between V. Gordon Clemons, the Company    to the Company's Registration Statement on Form
            and North Star together with all          S-1 Registration No. 33-40629.
            amendments and addendums thereto

  10.4      Supplementary Agreement between           Incorporated herein by reference to Exhibit 10.7
            V. Gordon Clemons, the Company and        to the Company's Registration Statement on Form
            North Star                                S-1 Registration No. 33-40629.

  10.5      Amendment to Supplementary Agreement      Incorporated herein by reference to Exhibit
            between Mr. Clemons, the Company and      10.5 to the Company's Annual Report on Form 10-K
            North Star                                for the fiscal year ended March 31, 1992.

  10.6      Restated 1988 Executive Stock Option      Incorporated herein by reference to Exhibit 10.6
            Plan, as amended                          to the Company's Annual Report on Form 10-K for
                                                      the fiscal year ended March 31, 1995

  10.7      Form of Notice of Grant of Stock Option   Incorporated herein by reference to Exhibit 10.7
            Under the Restated 1988 Executive Stock   to the Company's Annual Report on Form 10-K for
            Option                                    the fiscal year ended March 31, 1994.

  10.8      Form of Stock Option Agreement under      Incorporated herein by reference to Exhibit 10.8
            the Restated 1988 Executive Stock         to the Company's Annual Report on Form 10-K for
            Option Plan                               the fiscal year ended March 31, 1994.


EXHIBIT
  NO.                       TITLE                             METHOD OF FILING
- -------                     -----                             ----------------
 10.9      Form of Notice of Exercise under the      Incorporated herein by reference to Exhibit 10.9
           Restated 1988 Executive Stock Option      to the Company's Annual Report on Form 10-K for
           Plan                                      the fiscal year ended March 31, 1994.

 10.10     Employment Agreement of V. Gordon         Incorporated herein by reference to Exhibit 10.12
           Clemons                                   to the Company's Registration Statement on Form
                                                     S-1 Registration No. 33-40629.

 10.11     Restated 1991 Employee Stock Purchase     Incorporated herein by reference to Exhibit 10.11
           Plan, as amended                          in the Company's Annual Report on Form 10-K for
                                                     the fiscal year ended March 31, 1995.

 10.12     Registration Rights Agreement             Incorporated herein by reference to Exhibit 10.17
                                                     to the Company's Registration on Form S-1
                                                     Registration No. 33-40629.

 10.13     Form of Indemnification Agreement         Incorporated herein by reference to Exhibit 10.19
                                                     to the Company's Registration Statement on Form
                                                     S-1 Registration No. 33-40629.

 10.14     Fidelity Master Plan for Savings and      Incorporated herein by reference to Exhibits
           Investment, and amendments                10.16 and 10.16A to the Company's Registration
                                                     Statement on Form S-1 Registration No. 33-40629.

 10.15     Stock Purchase and Subsidiary Transfer    Incorporated herein by reference to Exhibit 10.18
           Agreement                                 to the Company's Registration Statement on Form
                                                     S-1 Registration No. 33-40629.

 10.16     North Star Indemnification Agreement      Incorporated herein by reference to Exhibit 10.20
                                                     to the Company's Registration Statement on Form
                                                     S-1 Registration No. 33-40629.


EXHIBIT
  NO.                       TITLE                             METHOD OF FILING
- -------                     -----                             ----------------
 10.17     Agreement between the Company and         Incorporated herein by reference to Exhibit
           AMEV/VSB 1990 NV                          10.19 to the Company's Annual Report on Form
                                                     10-K for the fiscal year ended March 31, 1992.

 10.18     Note and Stock Pledge Agreement between   Incorporated herein by reference to the
           the Company and Mr. Daniel H. Davis,      Company's Annual Report on Form 10-K for the
           Vice President Marketing and New          fiscal year ended March 31, 1993.
           Business Development

 10.19     Daniel Davis Severance Arrangement        Incorporated herein by reference to the
                                                     Company's Annual Report on Form 10-K for the
                                                     fiscal year ended March 31, 1993

 10.20     Form S-3 Registration Agreement with      Attached.
           North Star Universal, Inc.

 11.       Computation of earnings per share         Attached.

 21.       Subsidiaries of the Company               Attached.

 23.       Consent of Independent Auditors           Attached.


         (b) REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the quarter ended March 31, 1996.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           CORVEL CORPORATION



Date:  June 27, 1996                       By:   /s/ V. GORDON CLEMONS
                                               ----------------------------
                                                     V. Gordon Clemons
                                                     Chairman and President



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


       SIGNATURE                              TITLE                     DATE
       ---------                              -----                     ----
/s/ V. GORDON CLEMONS            Chairman and President            June 27, 1996
- -------------------------
    V. Gordon Clemons


/s/ RICHARD J. SCHWEPPE          Chief Financial Officer and       June 27, 1996
- -------------------------        Accounting Officer
    Richard J. Schweppe


/s/ THOMAS R. BROWN              Director                          June 27, 1996
- -------------------------
    Thomas R. Brown


/s/ PETER E. FLYNN               Director                          June 27, 1996
- -------------------------
    Peter E. Flynn


/s/ STEVEN J. HAMERSLAG          Director                          June 27, 1996
- -------------------------
    Steven J. Hamerslag


/s/ JEFFREY J. MICHAEL           Director                          June 27, 1996
- -------------------------
    Jeffrey J. Michael

                      SELECTED CONSOLIDATED FINANCIAL DATA

         The following selected consolidated financial data for the five years ended March 31, 1996, have been derived from the consolidated financial statements of the Company, which have been audited by Ernst & Young, independent auditors. The following data should be read in conjunction with the Company's Consolidated Financial Statements, the related notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The following amounts are in thousands, except per share data.

                                                                      Year  Ended March 31,
                                                    -------------------------------------------------------------
                                                     1992         1993          1994         1995          1996
                                                    -------      -------       -------      -------      --------
  STATEMENT OF INCOME DATA:
  Revenues                                          $46,886      $61,846       $80,619      $95,783      $109,052
  Costs and Expenses:
    Cost of revenues                                 39,902       52,788        67,331       78,950        88,937
    General and administrative expenses               4,338        4,899         6,057        7,186         8,106
    Net gain from sale of name                                     3,300
    Managed care reconfiguration charge                           (3,300)
                                                    -------      -------       -------      -------       -------
                                                     44,240       57,687        73,388       86,136        97,043
                                                    -------      -------       -------      -------       -------
  Income before income taxes                          2,646        4,159         7,231        9,647        12,009

  Income tax provision                                1,045        1,625         2,821        3,762         4,684
                                                    -------      -------       -------      -------       -------
  Net income                                        $ 1,601      $ 2,534       $ 4,410      $ 5,885       $ 7,325
                                                    =======      =======       =======      =======       =======
  Net income per common and common
    equivalent share                                $   .43      $   .61       $  1.01      $  1.30       $  1.57
                                                    =======      =======       =======      =======       =======
  Weighted average common and common
    equivalent shares outstanding                     3,751        4,128         4,369        4,542         4,674



  BALANCE SHEET DATA AS OF MARCH 31,                 1992          1993         1994           1995         1996
                                                    -------       -------      -------       -------      -------
  Cash and cash equivalents                         $ 5,908       $ 3,471      $ 8,393       $13,211      $17,113
  Accounts receivable, net                            8,453        11,235       13,211        15,868       18,394
  Working capital                                     8,938        11,667       17,579        24,085       30,781
  Total assets                                       23,676        25,314       34,624        43,965       53,984
  Retained earnings (deficit)                        (1,244)        1,290        5,700        11,585       18,910
  Total shareholders' equity                         16,317        20,357       27,325        35,754       45,311



                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The Company derives the majority of its revenues from providing patient management and provider program services to payors of workers' compensation benefits and health insurance benefits. Patient management services include early intervention, utilization review, medical case management, vocational rehabilitation and independent medical examinations. Provider program revenues include fee schedule auditing (MedCheck), hospital bill auditing and preferred provider referral services. The percentages of revenues attributable to patient management and provider program services for the fiscal years ended March 31, 1994, 1995, and 1996 are as follows:

                                                  1994               1995              1996
                                                 ------             ------            ------
  Patient management services                     54.5%              53.9%             52.0%
  Provider program services                       45.5%              46.1%             48.0%
                                                 ------             ------            ------
                                                 100.0%             100.0%            100.0%
                                                 ======             ======            ======


RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated the percentage of revenues represented by certain items reflected in the Company's consolidated statements of income. The Company's past operating results are not necessarily indicative of future operating results.

                                              Year Ended March 31,
                                         -------------------------------
                                          1994        1995         1996
                                         ------      ------       ------
  Revenues                               100.0%      100.0%       100.0%
  Cost of revenues                        83.5        82.4         81.6
  General and administrative               7.5         7.5          7.4
  Income before income taxes               9.0        10.1         11.0
  Net income                               5.5         6.1          6.7


Years Ended March 31, 1994, 1995 and 1996

         Revenues for fiscal 1995 increased by 19% to $95.8 million from $80.6 million in fiscal 1994, an increase of $15.2 million. This growth was attributable to similar increases in both patient management revenues and provider program revenues. Provider program revenues increased by more than 20% from fiscal 1994 to fiscal 1995 and represented 46% of the Company's revenue during fiscal 1995. This growth is primarily due to the continued expansion of the Company's PPO services, which is included in the provider program revenues. Patient management revenues increased 18% from fiscal 1994 to fiscal 1995.

         Revenues for fiscal 1996 increased by 14% to $109.1 million from $95.8
million in fiscal 1995, an increase of $13.3 million.   Most of this growth
came from provider program services, which grew 19% from fiscal year 1995 to fiscal 1996, due both to growth in the number of service sites along with growth in PPO revenues. Patient management revenues grew at a lesser rate primarily due to nominal growth in the Company's growth in the Company's operations in the western portion of the United States.

         The Company's cost of services consists primarily of salaries and related benefits, rent, telephone expenses and costs related to the Company's computer operations including depreciation and amortization. Costs of services increased to $88.9 million in fiscal 1996, from $67.3 million in fiscal 1994 and $79.0 million in fiscal 1995. Cost of services as a percentage of revenues decreased from 83.5% in fiscal 1994 and 82.4% in fiscal 1995 to 81.6% in fiscal 1996.

         Part of this decline in cost of revenues as a percentage of revenues is due to the change in the Company's revenue mix towards provider program revenues, primarily PPO revenues, where the cost of services is less than that associated with its more labor intensive patient management business. Additionally, while the Company continued to add personnel to support its revenue growth, it realized greater economies of scale with its expanded branch operations. The Company's gross profit percentage has increased during the past two years. However, there is no guarantee that this trend will continue should the Company pursue a strategy of reducing price in order to obtain greater market share or if competition causes pricing pressure in the industry.

         General and administrative expense increased from $6.1 million in fiscal 1994 and $7.2 million in fiscal 1995 to $8.1 million in fiscal 1996 primarily due to increased MIS staff and national marketing staff. However, general and administrative expenses declined as a percentage of revenues from 7.5% in fiscal 1994 and 1995 to 7.4% in fiscal 1996, as the Company was able to support greater revenue growth without a proportionate increase in general and administrative expenses.

         In fiscal 1993, the Company recognized a gain of $3.3 million, net of associated costs, from the sale to a third party of its rights to its former name, "FORTIS". The Company deferred recognition of the gain until the Company could reasonably estimate the cost of performing the changes necessary to conduct business under a different name. During fiscal 1993, the Company provided for a $3.3 million managed care reconfiguration charge. This charge included approximately $1.0 million to modify and upgrade management and reimbursement systems and technology involved in the patient management portion of the Company's managed care program and $2.3 million to replace obsolete hardware and software systems. Substantially all of these costs were incurred prior to the end of fiscal 1993. The effect of these costs enabled the Company to compete effectively in the managed care market despite changes mandated by state legislation and technological changes in computer hardware and software systems.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has funded its operations and capital expenditures primarily from the proceeds of its initial public offering in June, 1991, cash flow from operations, and the sale of its rights to the name "FORTIS" in fiscal 1993. During fiscal 1996, net working capital increased by $6.7 million, from $24.1 million at March 31, 1995 to $30.8 million at March 31, 1996. As of March 31, 1996, the Company had $17.1 million in cash, invested primarily in short-term highly-liquid investments with maturities of 90 days or less.

         The Company has historically required substantial capital to fund the growth of its operations, particularly working capital to fund the growth in accounts receivable. The Company believes, however, that the cash balance at March 31, 1996 along with anticipated internally generated funds will be sufficient to meet the Company's expected cash requirements for at least the next twelve months.

                         REPORT OF INDEPENDENT AUDITORS


Stockholders and Board of Directors
CorVel Corporation

         We have audited the accompanying consolidated balance sheets of CorVel Corporation as of March 31, 1995 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and this schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CorVel Corporation at March 31, 1995 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules when considered in relationship to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                                                ERNST & YOUNG LLP


May 8, 1996
Orange County, California

                               CORVEL CORPORATION

                       CONSOLIDATED STATEMENTS  OF INCOME


                                                                   Year Ended March 31
                                                      ------------------------------------------------
                                                         1994              1995              1996
                                                      -----------       -----------       ------------
  REVENUES                                            $80,619,000       $95,783,000       $109,052,000

  COSTS AND EXPENSES
  Cost of revenues                                     67,331,000        78,950,000         88,937,000
  General and administrative                            6,057,000         7,186,000          8,106,000
                                                      -----------       -----------       ------------
                                                       73,388,000        86,136,000         97,043,000
                                                      -----------       -----------       ------------
  Income before income taxes                            7,231,000         9,647,000         12,009,000
  Income tax provision                                  2,821,000         3,762,000          4,684,000
                                                      -----------       -----------       ------------
  NET INCOME                                          $  4,410,00       $ 5,885,000       $  7,325,000
                                                      ===========       ===========       ============
  Net income per common and common
    equivalent share                                  $      1.01       $      1.30       $       1.57
                                                      ===========       ===========       ============
  Weighted average shares outstanding                   4,369,000         4,542,000          4,674,000





See accompanying notes to consolidated financial statements.

                               CORVEL CORPORATION

                          CONSOLIDATED BALANCE SHEETS


                                                                    March 31
                                                          ---------------------------
                                                             1995             1996
                                                          -----------    ------------
  ASSETS

  CURRENT ASSETS
  Cash and cash equivalents                               $13,211,000     $17,113,000
  Accounts receivable (less allowance for
    doubtful accounts of $825,000 in 1995 and
    $1,268,000 in 1996)                                    15,868,000      18,394,000
  Prepaid taxes and expenses                                  182,000         545,000
  Deferred income taxes                                     1,809,000       2,032,000
                                                          -----------     -----------
       Total current assets                                31,070,000      38,084,000
                                                          -----------     -----------

  PROPERTY AND EQUIPMENT, NET                               8,872,000      11,468,000

  OTHER ASSETS                                              4,023,000       4,432,000
                                                          -----------     -----------
                                                          $43,965,000     $53,984,000
                                                          ===========     ===========

  LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES
  Accounts and taxes payable                              $ 2,357,000     $ 3,057,000
  Accrued liabilities                                       4,628,000       4,246,000
                                                          -----------     -----------
      Total current liabilities                             6,985,000       7,303,000
                                                          -----------     -----------
  Deferred income taxes                                     1,226,000       1,370,000

  COMMITMENTS AND CONTINGENCIES

  STOCKHOLDERS' EQUITY

  COMMON STOCK, $.0001 par value: 20,000,000 shares authorized; 4,238,250 and 4,593,675 shares issued and outstanding at March 31, 1995 and 1996, respectively

  PAID IN CAPITAL                                          24,169,000      26,401,000

  RETAINED EARNINGS                                        11,585,000      18,910,000
                                                          -----------     -----------
       Total stockholders' equity                          35,754,000      45,311,000
                                                          -----------     -----------

                                                          $43,965,000     $53,984,000
                                                          ===========     ===========




See accompanying notes to the consolidated financial statements.

                               CORVEL CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                           COMMON STOCK
                                                               AND                                TOTAL
                                         COMMON STOCK -      PAID IN         RETAINED         SHAREHOLDERS'
                                             SHARES          CAPITAL         EARNINGS            EQUITY
                                         -------------     ------------     -----------       -----------
Balance - March 31, 1993                   3,706,649       $19,067,000      $ 1,290,000        $20,357,000

Stock issued under employee stock
  purchase plan                               20,448           295,000                             295,000

Stock issued under employee stock
  option plan and related income tax
  benefits                                   344,098         2,263,000                           2,263,000

Net income                                                                    4,410,000          4,410,000
                                          ----------       -----------      -----------        -----------
Balance - March 31, 1994                   4,071,195        21,625,000        5,700,000         27,325,000

Stock issued under employee
  stock purchase plan                         19,634           374,000                             374,000

Stock issued under employee stock
  option plan and related income tax
  benefits                                   147,421         2,170,000                           2,170,000

Net income                                                                    5,885,000          5,885,000
                                          ----------       -----------      -----------        -----------
Balance - March 31, 1995                   4,238,250        24,169,000       11,585,000         35,754,000
                                          ----------       -----------      -----------        -----------

Stock issued under employee stock
  purchase plan                               18,384           444,000                             444,000

Stock issued under employee stock
  option plan and related income tax
  benefits, net of shares repurchased
  upon exercise                              337,041         1,788,000                           1,788,000

Net income                                                                    7,325,000          7,325,000
                                          ----------       -----------      -----------        -----------
Balance - March 31, 1996                   4,593,675       $26,401,000      $18,910,000        $45,311,000
                                          ==========       ===========      ===========        ===========



See accompanying notes to consolidated financial statements.

                               CORVEL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                                       Year Ended March 31
                                                                           ------------------------------------------
                                                                              1994           1995            1996
                                                                           -----------     -----------    -----------
 CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                            $ 4,410,000     $ 5,885,000    $ 7,325,000
     Adjustments to reconcile net income
       to net cash provided by operating activities
         Depreciation and amortization                                       2,363,000       2,335,000      3,048,000
         Deferred income taxes                                                 546,000         (44,000)       (79,000)
         Loss on write down and disposal of property and equipment              75,000          39,000         23,000

         Changes in operating assets and liabilities
             Accounts receivable                                            (1,976,000)     (2,657,000)    (2,526,000)
             Prepaid income taxes and expenses                                (144,000)        795,000       (363,000)
             Accounts and taxes payable                                        378,000          27,000        700,000
             Accrued liabilities                                             1,085,000         538,000       (382,000)
             Other assets                                                       33,000        (425,000)      (511,000)
                                                                           -----------     -----------    -----------
     Net cash provided by operating activities                               6,770,000       6,493,000      7,235,000
                                                                           -----------     -----------    -----------
 CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment                                    (4,406,000)     (4,219,000)    (5,565,000)
                                                                           -----------     -----------    -----------
     Net cash used in investing activities
                                                                            (4,406,000)     (4,219,000)    (5,565,000)
 CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds and tax benefits from exercise of stock options                2,558,000       2,544,000      2,232,000
                                                                           -----------     -----------    -----------
     Net cash provided by financing activities                               2,558,000       2,544,000      2,232,000
                                                                           -----------     -----------    -----------
 Increase in cash and cash equivalents                                       4,922,000       4,818,000      3,902,000
 Cash and cash equivalents at beginning of year                              3,471,000       8,393,000     13,211,000
                                                                           -----------     -----------    -----------
 CASH AND CASH EQUIVALENTS AT END OF YEAR                                  $ 8,393,000     $13,211,000    $17,113,000
                                                                           ===========     ===========    ===========




See accompanying notes to consolidated financial statements.

                              CORVEL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization: CorVel Corporation (the Company) provides services and programs nationwide that are designed to enable insurance carriers, third party administrators and employers with self-insured programs to administer, manage and control the cost of workers compensation benefits.

         Basis of Presentation: The consolidated financial statements include the accounts of CorVel Corporation and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

         The consolidated financial statements are presented on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of March 31, 1995 and 1996 and revenues and expenses for the three years ending March 31, 1996. Estimates made by the Company relate primarily to the valuation of accounts receivable and estimation of accrued liabilities. Actual results could differ from those estimates.

         Cash and Cash Equivalents: Cash and cash equivalents consists of short-term highly-liquid investments with maturities of 90 days or less when purchased. The carrying amounts of the Company's financial instruments approximate their relative fair values at March 31, 1995 and 1996.

         Concentrations of Credit Risk: The Company performs periodic credit evaluations of its customers' financial condition and does not require collateral. No customer represented 10% of accounts receivable at March 31, 1995 and 1996. Receivables generally are due within 60 days. Credit losses relating to customers in the workers compensation insurance industry consistently have been within management's expectations.

         Property and Equipment: Property and equipment is stated at cost. Depreciation and amortization is provided using the straight-line and accelerated methods over the estimated useful lives of the assets which range from three to seven years.

         Long-Lived Assets: The Company elected the early adoption of SFAS No. 121, "Accounting for the Impairement of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (Statement No. 121). In accordance with Statement No. 121, long-lived assets and certain identifiable intangibles held and used by the Company will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

                               CORVEL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Other Assets: Other assets consists primarily of the excess of the purchase price over the estimated fair value of the net assets of businesses acquired (goodwill) and is being amortized on a straight-line basis over periods not exceeding 40 years. Goodwill amounted to $3,344,000 (net of accumulated amortization of $652,000) at March 31, 1995 and $3,636,000 (net of accumulated amortization of $754,000) at March 31, 1996.

         Revenue Recognition: The Company's revenues are recognized primarily as services are rendered based on time and expenses incurred. A certain portion of the Company's revenues are derived from fee schedule auditing which is based on the number of provider charges audited and, to a limited extent, on a percentage of savings achieved for the Company's clients. Accounts receivable includes $1,318,000 and $1,527,000 of unbilled receivables at March 31, 1995 and 1996, respectively. No one customer accounted for more than 10% of consolidated revenues during the years ended March 31, 1994, 1995 and 1996.

         Income Taxes: The consolidated financial statements reflect the application of Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes".

         Income Per Share: Income per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the year.

         Stock Options:   The Company follows Accounting Principles Board
Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options. The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) in October 1995. SFAS No. 123 establishes financial accounting and reporting standards for stock-based compensation plans and for transactions in which an entity issues its equity instruments to acquire goods and services from nonemployees. The new accounting standards prescribed by SFAS No. 123 are optional, and the Company may continue to account for its plans under previous standards. The Company does not expect to adopt the new accounting standards, consequently, SFAS No. 123 will not have an impact on the Company's consolidated results of operations or financial position. However, proforma disclosures of net earnings and earnings per share will made in fiscal 1997, as if the SFAS No. 123 accounting standards had been adopted.

                               CORVEL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE B -- PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at March 31:

                                                                            1995                1996
                                                                         -----------         -----------
  Office equipment and computers                                         $11,074,000         $15,542,000
  Computer software                                                        3,490,000           4,207,000
  Leasehold improvements                                                     356,000             613,000
                                                                         -----------         -----------
                                                                          14,920,000          20,362,000
  Less: accumulated depreciation and amortization                          6,048,000           8,894,000
                                                                         -----------         -----------
                                                                         $ 8,872,000         $11,468,000
                                                                         ===========         ===========


NOTE C -- ACCRUED LIABILITIES

         Accrued liabilities consists of the following at March 31:

                                                                           1995                 1996
                                                                        ----------           ----------
 Payroll and related benefits                                           $2,327,000           $2,366,000

 Self insurance reserves                                                 1,017,000              737,000
 Other                                                                   1,284,000            1,143,000
                                                                        ----------           ----------
                                                                        $4,628,000           $4,246,000
                                                                        ==========           ==========

NOTE D -- INCOME TAXES

         The income tax provision consists of the following for the three years ended March 31:

                                                          1994                 1995               1996
                                                       -----------          ----------        -----------
 Current - Federal                                     $ 1,903,000          $3,172,000        $ 3,670,000
 Current - State                                           372,000             634,000            693,000
 Tax benefits from option exercises                     (1,403,000)           (991,000)        (4,245,000)
 Utilization of net operating loss                                            (538,000)
                                                       -----------          ----------        -----------
   Subtotal                                                872,000           2,277,000            518,000
                                                       -----------          ----------        -----------

 Deferred - Federal                                        460,000             (37,000)          (102,000)
 Deferred - State                                           86,000              (7,000)            23,000
                                                       -----------          ----------        -----------
   Subtotal                                                546,000             (44,000)           (79,000)
                                                       -----------          ----------        -----------
 Charge in lieu of income taxes
   attributable to tax benefits from
   stock option exercises and utilization
   of net operating loss carryovers                      1,403,000           1,529,000          4,245,000
                                                       -----------          ----------        -----------
                                                       $ 2,821,000          $3,762,000        $ 4,684,000
                                                       ===========          ==========        ===========


                               CORVEL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE D -- INCOME TAXES (CONTINUED)

         The following is a reconciliation of the income tax provision from the statutory federal income tax rate to the effective rate for the three years ended March 31 (35% for the three fiscal years ended March 31, 1996):

                                                            1994              1995             1996
                                                         ----------        ----------       ----------
 Federal statutory income tax rate                       $2,531,000        $3,377,000       $4,203,000
 State income taxes, net of federal
   benefit                                                  300,000           399,000          446,000
 Goodwill amortization                                       35,000            35,000           37,000
 Other                                                      (45,000)          (49,000)          (2,000)
                                                         ----------        ----------       ----------
                                                         $2,821,000        $3,762,000       $4,684,000
                                                         ==========        ==========       ==========



         Income taxes paid totaled $925,000, $1,100,000 and $1,193,000 for the years ended March 31, 1994, 1995, and 1996, respectively. At March 31, 1994, the Company had net operating loss (NOL's) carryforwards of $1,600,000 for income tax purposes, expiring in 2007 for financial reporting purposes. A valuation allowance of $538,000 was recorded in 1994 to offset the deferred tax assets related to the NOL's. This $538,000 valuation allowance was applied to additional paid in capital in 1995 since the related NOL's were principally attributable to deductions for the exercise of non qualified stock options in 1994.

         Deferred taxes at March 31, 1995 and 1996 are:

                                                                       1995                1996
                                                                    -----------         -----------
 Deferred tax assets:
 Accrued liabilities not currently deductible                       $ 1,525,000         $ 1,681,000
 Allowance for doubtful accounts                                        284,000             495,000
 Other                                                                        0             227,000
                                                                    -----------         -----------
 Deferred assets                                                      1,809,000           2,032,000

 Deferred tax liabilities:
 Excess of tax under book basis of fixed assets                      (1,226,000)         (1,370,000)
                                                                    -----------         -----------
 Deferred liability                                                  (1,226,000)         (1,370,000)
                                                                    -----------         -----------
 Net deferred tax asset                                             $   583,000         $   662,000
                                                                    ===========         ===========

                               CORVEL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE E -- STOCK OPTION PLAN

         Under the Company's Restated 1988 Executive Stock Option Plan, as amended, options for up to 1,335,000 shares of the Company's common stock may be granted to key employees, nonemployee directors and consultants at prices not less than 85% of the fair value of the stock at the date of grant as determined by the Board. Options granted under the Plan may be either incentive stock options or non-statutory stock options and are generally exercisable beginning one year from the date of grant and vest monthly thereafter for three years. Summarized information for this Plan follows:


                                                           1994            1995              1996
                                                          -------         -------           -------
Options outstanding at the
  beginning of the year                                   687,980         444,040           404,539
Options granted                                           111,635          88,850            81,300
Options exercised                                         338,998         110,421           105,672
Options canceled                                           16,577          17,930            16,756
                                                          -------         -------           -------
Options outstanding at the end
  of the year                                             444,040         404,539           363,411
                                                          =======         =======           =======

At the end of the year:
Prices of outstanding options                         $.01-$22.75     $.33-$26.50      $8.67-$31.50
Average price per share                                    $11.36          $15.11            $18.33
Exercisable options                                       182,920         199,484           182,575
Options available for future grants                       137,908         266,988           202,444

         In addition to options granted under the Plan, the Company's President was issued an option to purchase 750,000 shares of common stock at an exercise price of $.0001 per share in January 1988. Options to purchase 5,100, 37,000, and 362,900 shares of common stock were exercised in fiscal 1994, 1995 and 1996, respectively. As of March 31, 1996, options to purchase 60,000 shares of common stock were outstanding, all of which were exercisable at a nominal price.

                               CORVEL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE F -- EMPLOYEE STOCK PURCHASE PLAN

         In fiscal 1992, the Company's Board of Directors approved the 1991 Employee Stock Purchase Plan, as amended, that provides for the issuance of up to 150,000 shares of the Company's common stock. Under the plan, participating employees are granted nontransferable, six-month options on October 1 and April 1 of each year. These options entitle employees to purchase the number of whole shares that their individual payroll deduction authorizations indicate can be purchased at the end of the six-month period at 85% of the fair market value of the Company's common stock at the date of grant or on the last day of the six-month period, whichever is less. Employees are allowed to participate up to 20% of their gross pay. Summarized plan information is as follows:


                                                       1994            1995             1996
                                                     --------        --------         --------
Employee contributions                               $295,000        $374,000         $444,000
Shares acquired                                        20,448          19,634           18,384
Average purchase price                                 $14.43          $19.02           $24.15


NOTE G -- COMMITMENTS AND CONTINGENCIES

         The Company leases office facilities under noncancelable operating leases. Future minimum rental commitments under operating leases at March 31, 1996 are $3,576,000 in fiscal 1997, $2,491,000 in fiscal 1998, $1,375,000 in fiscal 1999, $793,000 in fiscal 2000, $256,000 in fiscal 2001, and none thereafter. Total rental expense of $3,080,000, $3,559,000, and $3,901,000 was charged to operations for the years ended March 31, 1994, 1995, and 1996, respectively.

         The Company is involved in litigation arising in the normal course of business. The Company believes that resolution of these matters will not result in any payment that, in the aggregate, would be material to the financial position and results of the operations of the Company.


NOTE H -- SAVINGS PLAN

         The Company maintains a retirement savings plan for its employees which is a qualified plan under section 401(k) of the Internal Revenue Code. Full time employees that meet certain requirements are eligible to participate in the plan. Contributions are made annually primarily at the discretion of the Company's Board of Directors. Contributions of $133,000, $157,000, and $50,000, were charged to operations for the years ended March 31, 1994, 1995, and 1996, respectively.

                               CORVEL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE I -- QUARTERLY RESULTS

         The following is a summary of unaudited results of operations for the two years ended March 31, 1995 and 1996:




                                                                                              Net income per
                                                                                 Net        common and common
                                           Revenues         Gross Profit        income      equivalent share
                                         -----------        ------------      ----------    -----------------
FISCAL YEAR ENDED MARCH 31, 1995:
First Quarter                            $22,071,000         $3,844,000       $1,344,000          $.30
Second Quarter                            22,921,000          4,008,000        1,402,000           .31
Third Quarter                             24,701,000          4,313,000        1,507,000           .33
Fourth Quarter                            26,090,000          4,668,000        1,632,000           .35

FISCAL YEAR ENDED MARCH 31, 1996:
First Quarter                            $26,779,000         $4,856,000       $1,701,000          $.37
Second Quarter                            26,863,000          4,989,000        1,818,000           .39
Third Quarter                             27,082,000          5,127,000        1,887,000           .40
Fourth Quarter                            28,328,000          5,143,000        1,919,000           .41

                                                                    Schedule II


                               CORVEL CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS




                                                        Additions
                                                  -----------------------
                                      Balance at   Charged to  Charged to                 Balance at
                                      Beginning    Costs and     Other                      End of
                                      of Period     Expenses    Accounts    Deductions      Period
                                      ---------    ---------   ----------   ----------    ----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Year Ended March 31, 1996:            $825,000     $500,000       $ -          $57,000     $1,268,000

Year Ended March 31, 1995:             725,000      100,000         -             -           825,000

Year Ended March 31, 1994:             485,000      240,000         -             -           725,000



                                 EXHIBIT INDEX

EXHIBIT
  NO.                             TITLE - - METHOD OF FILING                                  PAGE
- -------                           --------------------------                                  ----
  3.1         Certificate of Incorporation of the Company - - Incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1
              Registration No. 33-40629.

  3.2         Bylaws of the Company - - Incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 Registration No. 33-40629.

  10.1        Lease Agreement of the Company's executive office in Irvine,
              California - - Incorporated herein by reference to the Company's Annual
              Report on Form 10-K for the fiscal year ended March 31, 1993.

  10.2        Lease Agreement of the Company's office in Richmond, Virginia - -
              Incorporated herein by reference to Exhibit 10.5 to the Company's
              Registration Statement on Form S-1 Registration No. 33-40629.

  10.3        Nonqualified Stock Option Agreement between V. Gordon Clemons, the Company and North Star together with all amendments and addendums thereto - -
              Incorporated herein by reference to Exhibit 10.6 to the Company's
              Registration Statement on Form S-1 Registration No. 33-40629.

  10.4        Supplementary Agreement between V. Gordon Clemons, the Company and North
              Star - - Incorporated herein by reference to Exhibit 10.7 to the Company's
              Registration Statement on Form S-1 Registration No. 33-40629.

  10.5        Amendment to Supplementary Agreement between Mr. Clemons, the Company and
              North Star - - Incorporated herein by reference to Exhibit 10.5 to the
              Company's Annual Report on Form 10-K for the fiscal year ended March 31,
              1992.

  10.6        Restated 1988 Executive Stock Option Plan, as amended - - Incorporated herein by reference to Exhibit 10.5 to the Company's Annual Report on Form
              10-K for the fiscal year ended March 31, 1995.




EXHIBIT
  NO.                             TITLE - - METHOD OF FILING                                  PAGE
- -------                           --------------------------                                  ----
 10.7        Form of Notice of Grant of Stock Option Under the Restated 1988 Executive
             Stock Option Plan - - Incorporated herein by reference to the Company's
             Annual Report on Form 10-K for the fiscal year ended March 31, 1994.

 10.8        Form of Stock Option Agreement under the Restated 1988 Executive Stock
             Option Plan  - - Incorporated herein by reference to the Company's Annual
             Report on Form 10-K for the fiscal year ended March 31, 1994.

 10.9        Form of Notice of Exercise under the Restated 1988 Executive Stock Option
             Plan - - Incorporated herein by reference to the Company's Annual Report on
             Form 10-K for the fiscal year ended March 31, 1994.

 10.10       Employment Agreement of V. Gordon Clemons - - Incorporated herein by reference to Exhibit 10.12 to the Company's Registration Statement on Form
             S-1 Registration No. 33-40629.

 10.11       Restated 1991 Employee Stock Purchase Plan, as amended - - Attached.

 10.12       Registration Rights Agreement - - Incorporated herein by reference to
             Exhibit 10.17 to the Company's Registration Statement on Form S-1
             Registration No. 33-40629.

 10.13       Form of Indemnification Agreement - - Incorporated herein by reference to
             Exhibit 10.19 to the Company's Registration Statement on Form S-1
             Registration No. 33-40629.

 10.14       Fidelity Master Plan for Savings and Investments, and amendments - -
             Incorporated herein by reference to Exhibit 10.16 and 10.16A to the
             Company's Registration Statement on Form S-1 Registration No. 33-40629.

 10.15       Stock Purchase and Subsidiary Transfer Agreement - - Incorporated herein by reference to Exhibit 10.18 to the Company's Registration Statement on Form
             S-1 Registration No. 33-40629.


EXHIBIT
  NO.                             TITLE - - METHOD OF FILING                                  PAGE
- -------                           --------------------------                                  ----
10.16       North Star Indemnification Agreement - - Incorporated herein by reference to
            Exhibit 10.20 to the Company's Registration Statement on Form S-1
            Registration No. 33-40629.

10.17       Agreement between the Company and AMEV/VSB 1990 NV - - Incorporated herein by reference to the Company Annual Report on Form 10-K for the fiscal year ended March 31, 1992.

10.18       Note and Stock Pledge Agreement between the Company and Mr. Daniel H. Davis,
            Vice President of Marketing and New Business Development - - Incorporated
            herein by reference to the Company's Annual Report on Form 10-K for the
            fiscal year ended March 31, 1993.

10.19       Daniel Davis Severance Arrangement - - Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31,
            1993.

10.20       Form S-3 Registration Agreement with North Star Universal, Inc. - Attached.

11          Computation of earnings per share  - - Attached.

21          Subsidiaries of the Company - - Attached.

23          Consent of Independent Auditors - - Attached.