Form 10-Q
period 1996-06-30
CORVEL CORP
filed 1996-08-14
CIK 874866

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


  [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For the quarter ended June 30, 1996

                                       or

  [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

        For this transition period from               to
                                        --------------  --------------

                         Commission file number O-19291
                                                -------

                               CORVEL CORPORATION
                               ------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                    33-0282651
- ---------------------------------                   -------------------
  (State or other jurisdiction                        (IRS Employer
of incorporation or organization)                   Identification No.)



     1920 Main Street, Suite 1090
             Irvine, CA                                     92614
- ---------------------------------------                   ----------
(Address of principal executive office)                   (zip code)

Registrant's telephone number, including code:  (714) 851-1473
                                                --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            YES     X     NO
                                  -----        -----

The number of shares outstanding of the registrant's Common Stock, $0.0001 Par Value, as of June 30, 1996 was 4,650,279 shares.

                               CORVEL CORPORATION

                               TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION

Item 1   Financial Statements

         Consolidated Balance Sheets - March 31, 1996 (audited) and June 30, 1996 (unaudited)- Page 3 of 12

         Consolidated Statements of Income -- Three months ended June 30, 1995 and 1996 (both unaudited) - Page 4 of 12

         Consolidated Statements of Cash Flows -- Three months ended June 30, 1995 and 1996 (both unaudited) - Page 5 of 12

         Notes to Consolidated Financial Statements (unaudited) -- June 30, 1996 - Page 6 of 12

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Pages 7 through 10 of 12


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings - Page 11 of 12

Item 2.  Changes in Securities - Page 11 of 12

Item 3.  Defaults upon Senior Securities - Page 11 of 12

Item 4.  Submission of Matters to a Vote of Security Holders - Pages 11 of 12

Item 5.  Other Information - Page 11 of 12

Item 6.  Exhibits and Reports on Form 8-K - page 11 of 12

Part I - Financial Information
Item 1. Financial Statements

CORVEL CORPORATION
CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 1996 AND JUNE 30, 1996



                                                 March 31, 1996        June 30, 1996
                                                 --------------        -------------
                                                    (audited)           (unaudited)
ASSETS
Current Assets
Cash and cash equivalents                          $17,113,000          $17,640,000
Accounts receivable, net                            18,394,000           19,904,000
Prepaid taxes and expenses                             545,000              179,000
Deferred income taxes                                2,032,000            1,850,000
                                                   -----------          -----------
     Total current assets                           38,084,000           39,573,000
                                                   -----------          -----------

Property and Equipment, Net                         11,468,000           11,903,000

Other Assets                                         4,432,000            5,564,000
                                                   -----------          -----------
          TOTAL ASSETS                             $53,984,000          $57,040,000
                                                   ===========          ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable                                   $ 3,057,000          $ 2,995,000
Accrued liabilities                                  4,246,000            4,299,000
                                                   -----------          -----------
     Total current liabilities                       7,303,000            7,294,000
                                                   -----------          -----------
Deferred income taxes                                1,370,000            1,718,000

Stockholders' Equity
Common stock                                                 -                    -
Paid-in-capital                                     26,401,000           27,076,000
Retained earnings                                   18,910,000           20,952,000
                                                   -----------          -----------
     Total stockholders' equity                     45,311,000           48,028,000
                                                   -----------          -----------
        TOTAL LIABILITIES AND EQUITY               $53,984,000          $57,040,000
                                                   ===========          ===========





See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
INCOME STATEMENT

FISCAL YEAR ENDING FISCAL MARCH 31, 1997
FIRST QUARTER ENDING JUNE 30, 1996



                                                                      Three months ending June 30,
                                                                    ----------------------------------
                                                                        1995                  1996
                                                                    -----------            -----------
REVENUES                                                            $26,779,000            $29,851,000

Cost of Revenues                                                     21,923,000             24,461,000
                                                                    -----------            -----------
Gross profit                                                          4,856,000              5,390,000

General and administrative expenses                                   2,067,000              2,096,000
                                                                    -----------            -----------

Income before income taxes                                            2,789,000              3,294,000

Income tax provision                                                  1,088,000              1,252,000
                                                                    -----------            -----------
NET INCOME                                                          $ 1,701,000            $ 2,042,000
                                                                    ===========            ===========


Net income per common and common equivalent share                   $       .37            $       .43
                                                                    ===========            ===========
Weighted average common and common equivalent shares                  4,592,000              4,759,000





See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED JUNE 30, 1995, AND 1996





                                                           Three months ended June 30,
                                                           ---------------------------
                                                              1995            1996
                                                           -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME                                                 $ 1,701,000     $ 2,042,000

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation and amortization                                  681,000         982,000

Changes in operating assets and liabilities
Accounts receivable                                            320,000      (1,510,000)
Prepaid taxes and expenses                                    (653,000)        366,000
Accounts payable                                               206,000         (62,000)
Accrued liabilities                                            184,000          53,000
Income taxes payable                                          (702,000)        530,000
Other assets                                                   357,000         222,000
                                                           -----------     -----------

Net cash provided by operating activities                    2,094,000       2,623,000
                                                           -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Net assets purchased in acquisition                                         (1,375,000)
Additions to property and equipment                         (1,151,000)     (1,396,000)
                                                           -----------     -----------
Net cash used in investing activities                       (1,151,000)     (2,771,000)
                                                           -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock and exercise of stock
  options and related tax benefits                             233,000         675,000
                                                           -----------     -----------
Net cash provided by financing activities                      233,000         675,000
                                                           -----------     -----------

INCREASE (DECREASE) IN CASH:                                 1,176,000         527,000
Cash and cash equivalents at beginning                      13,211,000      17,113,000
                                                           -----------     -----------
Cash and cash equivalents at end                           $14,387,000     $17,640,000
                                                           ===========     ===========


See accompanying notes to consolidated financial statements.

                               CORVEL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           JUNE 30, 1996 (UNAUDITED)


A.  Basis of Presentation

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended March 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended March 31, 1996 included in the Company's registration statement on Form 10-K.


B.  Earnings per Share

    Earnings per common and common equivalent shares were computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the quarter. For calculation of the common and common equivalent shares, see Exhibit 11 included herein.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following table contains certain financial data as a percentage of revenues:


        Three months ended June 30:        1995        1996
        ---------------------------        ----        ----
        Revenues                          100.0%       100.0%
        Cost of services                   81.9         81.9
                                          -----        -----
        Gross profit                       18.1         18.1
                                          -----        -----
        General and administrative          7.7          7.0
                                          -----        -----
        Income from operations             10.4         11.1
                                          -----        -----
        Income tax provision                4.1          4.2
                                          -----        -----
        NET INCOME                          6.3%         6.9%
                                          =====        =====

Revenues for the three months ended June 30, 1996 increased by $3.1 million to $29.9 million, an increase of 11% over the $26.8 million revenue for the comparable period in the prior fiscal year. The increase in revenues is primarily attributable to a 14% increase in provider program revenue along with a 9% increase in patient management revenues. The growth in the Company's revenue was lower than experienced by the Company in previous years. This slower growth rate in the current quarter was partially attributable to the reduction in the growth rate of healthcare expenditures on a national level which helped contribute to a reduction in the growth of the amount of claims processed by the Company.

Cost of revenues for the three months ended June 30, 1996 remained unchanged at 81.9% for both the three months ended June 30, 1995 and three months ended June 30, 1996. The gross profit margin increased due to an increase in the Company's PPO revenues, offset by pricing pressures in portions of the MedCheck business.

General and administrative expenses as a percentage of revenues declined from 7.7% for the quarter ending June 30, 1995, to 7.0% for the quarter ending June 30, 1996. This decrease is primarily due to a nominal increase in actual general and administrative expenses (1%) as compared to an 11% increase in revenue for the same period. General and administrative expenses were $2.07 million for the three months ended June 30, 1995, and $2.1 million for the three months ended June 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its operations and capital expenditures primarily from the proceeds of its initial public offering in June, 1991, and cash flow from operations. During the quarter ending June 30, 1996, net working capital increased by $1.4 million, from $30.8 million at March 31, 1996 to $32.2 million at June 30, 1996. As of June 30, 1996, the Company had $17.6 million in cash, primarily in short-term highly- liquid investments with maturities of 90 days or less.

The Company has historically required substantial capital to fund the growth of its operations, particularly working capital to fund the growth in accounts receivable. The Company believes, however, that the cash balance at June 30, 1996 along with anticipated internally generated funds will be sufficient to meet the Company's expected cash requirements for at least the next twelve months.

CAUTIONARY STATEMENT REGARDING RISK FACTORS

         Certain statements contained in the Company's Annual Report on Form 10-K, Quarterly Report on Form 10-Q for the quarter ending June 30, 1996, as well as the Company's Annual Report for the year ending March 31, 1996, such as statements concerning the development of new services, possible legislative changes, and other statements contained herein regarding matters that are not historical facts, are forward-looking statements (as such term is defined in the Securities Act of 1933, as amended). Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

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

         The Company expects that a considerable amount of its future growth will depend on its ability to process and manage claims data more efficiently and to provide more meaningful healthcare information to customers and payors of healthcare. There is no assurance that the Company will be able to develop, license or otherwise acquire software to address these market demands as well or as timely as its competitors

         POSSIBLE VOLATILITY OF STOCK PRICE. The market price of the Company's Common Stock following this offering may be highly volatile. Factors such as variations in the Company's revenues, earnings and cash flow, general market trends in the workers' compensation managed care market, and announcements of innovations by the Company or its competitors could cause the market price of the Common Stock to fluctuate substantially. Specifically, the quarter to quarter percentage growth in operating results for the Company's four most recently completed fiscal quarters was lower than the growth rates historically experienced by the Company. The Company's slower growth rate in those quarters was partially attributable to a reduction in the growth rate of health care expenditures nationally, contributing to a reduction in the growth of claims processed by the Company. There can be no assurance that the Company's growth rate in the future, if any, will be at or near historical levels.

         In addition, the stock market has in the past experienced price and volume fluctuations that have particularly affected companies in the health care and managed care markets resulting in changes in the market price of the stock of many companies which may not have been directly related to the operating performance of those companies.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS - The Company is involved in litigation arising in the normal course of business. The Company believes that resolution of these matters will not result in any payment that, in the aggregate, would be material to the financial position or financial operations of the Company.

ITEM 2 - CHANGES IN SECURITIES - None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None.

ITEM 5 - OTHER INFORMATION - None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K - None.






SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                           CORVEL CORPORATION

                                           By: /s/ V. GORDON CLEMONS
                                               ------------------------------
                                               V. Gordon Clemons, Chairman of
                                               the Board, Chief Executive
                                               Officer, and President

                                           By: /s/ RICHARD J. SCHWEPPE
                                               ------------------------------
                                               Richard J. Schweppe,
                                               Chief Financial Officer




August 13, 1996