Form 10-Q
period 1996-09-30
CORVEL CORP
filed 1996-11-12
CIK 874866

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For the quarter ended September 30, 1996

                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                For this transition period from ______ to ______

                         Commission file number O-19291

                               CORVEL CORPORATION
             (Exact name of registrant as specified in its charter)

           Delaware                                       33-0282651
---------------------------------              ---------------------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)



1920 Main Street, Suite 1090
Irvine, CA                                                    92614
-----------------------------------                           ----------
(Address of principal executive office)                       (zip code)

Registrant's telephone number, including code:       (714) 851-1473
                                                     --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES    X     NO
                                          ---      ---

The number of shares outstanding of the registrant's Common Stock, $0.0001 Par Value, as of September 30, 1996 was 4,688,076 shares.

                               CORVEL CORPORATION

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION

Item 1   Financial Statements

Consolidated Balance Sheets - March 31, 1996 (audited) and September 30, 1996 (unaudited)- Page 3 of 14

Consolidated Statements of Income -- Three months ended September 30, 1995 and 1996 (both unaudited) - Page 4 of 14

Consolidated Statements of Income -- Six months ended September 30, 1995 and 1996 (both unaudited) - Page 5 of 14

Consolidated Statements of Cash Flows -- Six months ended September 30, 1995 and 1996 (both unaudited) - Page 6 of 14

Notes to Consolidated Financial Statements (unaudited) -- September 30, 1996 - Page 7 of 14

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Pages 8 through 11 of 14


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings - Page 12 of 14

Item 2.  Changes in Securities - Page 12 of 14

Item 3.  Defaults upon Senior Securities - Page 12 of 14

Item 4.  Submission of Matters to a Vote of Security Holders - Pages 12 of 14

Item 5.  Other Information - Page 12 of 14

Item 6.  Exhibits and Reports on Form 8-K - page 12 of 14

Part I - Financial Information
Item 1. Financial Statements

CORVEL CORPORATION
CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 1996 AND SEPTEMBER 30, 1996


                                         March 31, 1996  September 30, 1996
                                         --------------  ------------------
                                            (audited)        (unaudited)
ASSETS
Current Assets
Cash and cash equivalents                  $17,113,000       $22,122,000
Accounts receivable, net                    18,394,000        20,264,000
Prepaid taxes and expenses                     545,000           162,000
Deferred income taxes                        2,032,000         1,750,000
                                           -----------       -----------
     Total current assets                   38,084,000        44,298,000
                                           -----------       -----------

Property and Equipment, Net                 11,468,000        12,015,000

Other Assets                                 4,432,000         5,696,000
                                           -----------       -----------

          TOTAL ASSETS                     $53,984,000       $62,009,000
                                           ===========       ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable                           $ 3,057,000       $ 3,596,000
Accrued liabilities                          4,246,000         4,899,000
                                           -----------       -----------
     Total current liabilities               7,303,000         8,495,000
                                           -----------       -----------

Deferred income taxes                        1,370,000         2,880,000

Stockholders' Equity
Common stock                                        --                --
Paid-in-capital                             26,401,000        27,590,000
Retained earnings                           18,910,000        23,044,000
                                           -----------       -----------
     Total stockholders' equity             45,311,000        50,634,000
                                           -----------       -----------

        TOTAL LIABILITIES AND EQUITY       $53,984,000       $62,009,000
                                           ===========       ===========


See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
INCOME STATEMENT

FISCAL YEAR ENDING FISCAL MARCH  31, 1997
SECOND QUARTER ENDING  SEPTEMBER 30, 1996


                                                          Three months ending September 30,
                                                          ---------------------------------
                                                              1995               1996
                                                              ----               ----

REVENUES                                                   $26,863,000       $29,719,000

Cost of revenues                                            21,874,000        24,231,000
                                                           -----------       -----------

Gross profit                                                 4,989,000         5,488,000

General and administrative expenses                          2,008,000         2,114,000
                                                           -----------       -----------

Income before income taxes                                   2,981,000         3,374,000

Income tax provision                                         1,163,000         1,282,000
                                                           -----------       -----------

NET INCOME                                                 $ 1,818,000       $ 2,092,000
                                                           ===========       ===========

Net income per common and common equivalent share          $       .39       $       .44
                                                           ===========       ===========

Weighted average common and common equivalent shares         4,661,000         4,760,000


See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
INCOME STATEMENT

FISCAL YEAR ENDING FISCAL MARCH  31, 1997
SIX MONTHS ENDING  SEPTEMBER 30, 1996

                                                           Six months ending September 30,
                                                           -------------------------------
                                                              1995               1996
                                                              ----               ----
REVENUES                                                   $53,642,000       $59,570,000

Cost of revenues                                            43,797,000        48,692,000
                                                           -----------       -----------

Gross profit                                                 9,845,000        10,878,000

General and administrative expenses                          4,075,000         4,210,000
                                                           -----------       -----------

Income before income taxes                                   5,770,000         6,668,000

Income tax provision                                         2,251,000         2,534,000
                                                           -----------       -----------

NET INCOME                                                 $ 3,519,000       $ 4.134,000
                                                           ===========       ===========

Net income per common and common equivalent share          $       .76       $       .87
                                                           ===========       ===========

Weighted average common and common equivalent shares         4,627,000         4,760,000


See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED SEPTEMBER 30, 1995, AND 1996


                                                           Six months ended September 30,
                                                           ------------------------------
                                                              1995               1996
                                                              ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME                                              $  3,519,000        $  4,134,000

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation and amortization                              1,362,000           1,987,000

Changes in operating assets and liabilities
Accounts receivable                                       (3,188,000)         (1,870,000)
Prepaid taxes and expenses                                    30,000             383,000
Accounts payable                                             375,000             539,000
Accrued liabilities                                          677,000             653,000
Income taxes payable                                        (131,000)          1,792,000
Other assets                                                 437,000              46,000
                                                        ------------        ------------

Net cash provided by  operating activities                 3,081,000           7,664,000
                                                        ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES                                          (1,375,000)
Net assets purchased in acquisition                       (2,241,000)         (2,469,000)
                                                        ------------        ------------
Additions to property and equipment                       (2,241,000)         (3,844,000)
                                                        ------------        ------------
Net cash used in investing activities


CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common and exercise of stock options and
related tax benefits                                       1,146,000           1,189,000
                                                        ------------        ------------
Net cash provided by financing activities                  1,146,000           1,189,000
                                                        ------------        ------------

INCREASE (DECREASE) IN CASH:
Cash and cash equivalents at beginning                     1,986,000           5,009,000
                                                          13,211,000          17,113,000
                                                        ------------        ------------
Cash and cash equivalents at end                        $ 15,197,000          22,122,000
                                                        ============        ============


See accompanying notes to consolidated financial statements.

                               CORVEL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1996 (UNAUDITED)


A.  Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended March 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended March 31, 1996 included in the Company's registration statement on Form 10-K.


B.  Earnings per Share
     Earnings per common and common equivalent shares were computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the quarter. For calculation of the common and common equivalent shares, see Exhibit 11 included herein.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS
The following table contains certain financial data as a percentage of revenues:

Three months ended September 30           1995          1996
-------------------------------          ------        ------
Revenues                                 100.0%        100.0%
Cost of services                          81.4          81.6
                                         -----         -----
Gross profit                              18.6          18.4
                                         -----         -----

General and administrative                 7.5           7.1
                                         -----         -----
Income from operations                    11.1          11.3
                                         -----         -----

Income tax provision                       4.3           4.3
                                         -----         -----
NET INCOME                                 6.8%          7.0%
                                         =====         =====

Six months ended September 30             1995          1996
-------------------------------          ------        ------
Revenues                                 100.0%        100.0%
Cost of services                          81.6          81.7
                                         -----         -----
Gross profit                              18.4          18.3
                                         -----         -----

General and administrative                 7.6           7.1
                                         -----         -----
Income from operations                    10.8          11.2
                                         -----         -----

Income tax provision                       4.2           4.3
                                         -----         -----
NET INCOME                                 6.6%          6.9%
                                         =====         =====

         Revenues for the three months ended September increased by $2.8 million to $29.7 million, an increase of 11% over the $26.9 million revenue for the comparable period in the prior fiscal year. The increase in revenues is primarily attributable to a 14% increase in provider program revenue (primarily fee schedule auditing and PPO revenue) along with a 8% increase in patient management revenues (primarily medical case management and vocational rehabilitation). Revenues for the six months ended September increased by $6.0 million to $59.6 million, an increase of 11% over the $53.6 million revenue for the comparable period in the prior fiscal year. The increase in revenues is primarily attributable to a 14% increase in provider program revenue along with a 9% increase in patient management revenues. The growth in the Company's revenue was lower than experienced by the Company in previous years. This slower growth rate in the current quarter was partially attributable to the reduction in the growth rate of healthcare expenditures on a national level which helped contribute to a reduction in the growth of the amount of claims processed and cases managed by the Company.

         Cost of revenues remained relatively unchanged at 81.4% and 81.6% for the three months ended September 30, 1995 and 1996, respectively. Cost of revenues also remained relatively unchanged at 81.6% and 81.7% for the six months ended June 30, 1995 and 1996, respectively. Additional growth in PPO revenues (which generally carries a higher gross profit margin) offset pricing pressure in the patient management portion of the business.

         General and administrative expenses as a percentage of revenues declined from 7.5% for the quarter ending September 30, 1995, to 7.1% for the quarter ending September 30, 1996. This decrease is primarily due to a nominal increase in actual general and administrative expenses (3%) as compared to an 11% increase in revenue for the same period. General and administrative expenses as a percentage of revenues declined from 7.6% for the six months ending September 30, 1995, to 7.1% for the six months ending September 30, 1996 for the reasons noted above.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company has funded its operations and capital expenditures primarily from the proceeds of its initial public offering in June, 1991, and cash flow from operations. During the six months ending September 30, 1996, net working capital increased by $5.0 million, from $30.8 million at March 31, 1996 to $35.8 million at September 30, 1996. As of September 30, 1996, the Company had $22.1 million in cash, primarily in short-term highly-liquid investments with maturities of 90 days or less. In August 1996, the Company's Board of Directors authorized the repurchase of up to 100,000 shares of the Company's common stock.

         The Company has historically required substantial capital to fund the growth of its operations, particularly working capital to fund the growth in accounts receivable. The Company believes, however, that the cash balance at September 30, 1996 along with anticipated internally generated funds will be sufficient to meet the Company's expected cash requirements for at least the next twelve months.


         CAUTIONARY STATEMENT REGARDING RISK FACTORS

         Certain statements contained in the Company's Annual Report on Form 10-K for the year ended March 31, 1996, Quarterly Report on Form 10-Q for the quarter ending September 30, 1996, as well as the Company's Annual Report for the year ending March 31, 1996, such as statements concerning the development of new services, possible legislative changes, and other statements contained herein regarding matters that are not historical facts, are forward-looking statements (as such term is defined in the Securities Act of 1933, as amended). Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

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

         POTENTIAL ADVERSE IMPACT OF GOVERNMENT REGULATION. Many states, including a number of those in which the Company transacts business, have licensing and other regulatory requirements applicable to the Company's business. Approximately half of the states have enacted laws that require licensing of businesses which provide medical review services. Some of these laws apply to medical review of care covered by workers' compensation. These laws typically establish minimum standards for qualifications of personnel, confidentiality, internal quality control, and dispute resolution procedures. These regulatory programs may result in increased costs of operation for the Company, which may have an adverse impact upon the Company's ability to compete with other available alternatives for health care cost control. In addition, new laws regulating the operation of managed care provider networks have been adopted by a number of states. These laws may apply to managed care provider networks having contracts with the Company or to provider networks which the Company may organize. To the extent the Company is governed by these regulations, it may be subject to additional licensing requirements, financial oversight and procedural standards for beneficiaries and providers.

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

         DEPENDENCE UPON KEY PERSONNEL. The Company is dependent to a substantial extent upon the continuing efforts and abilities of certain key management personnel. In addition, the Company faces competition for experienced employees with professional expertise in the workers' compensation managed care area. The loss of, or the inability to attract, qualified employees could have a material adverse effect on the Company's business and results of operations.

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

         The Company expects that a considerable amount of its future growth will depend on its ability to process and manage claims data more efficiently and to provide more meaningful healthcare information to customers and payors of healthcare. There is no assurance that the Company will be able to develop, license or otherwise acquire software to address these market demands as well or as timely as its competitors

         POSSIBLE VOLATILITY OF STOCK PRICE. The market price of the Company's Common Stock following this offering may be highly volatile. Factors such as variations in the Company's revenues, earnings and cash flow, general market trends in the workers' compensation managed care market, and announcements of innovations by the Company or its competitors could cause the market price of the Common Stock to fluctuate substantially. Specifically, the quarter to quarter percentage growth in operating results for the Company's five most recently completed fiscal quarters was lower than the growth rates historically experienced by the Company. The Company's slower growth rate in those quarters was partially attributable to a reduction in the growth rate of health care expenditures nationally, contributing to a reduction in the growth of claims processed by the Company. There can be no assurance that the Company's growth rate in the future, if any, will be at or near historical levels.

         In addition, the stock market has in the past experienced price and volume fluctuations that have particularly affected companies in the health care and managed care markets resulting in changes in the market price of the stock of many companies which may not have been directly related to the operating performance of those companies

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS - The Company is involved in litigation arising in the normal course of business. The Company believes that resolution of these matters will not result in any payment that, in the aggregate, would be material to the financial position or financial operations of the Company.

ITEM 2 - CHANGES IN SECURITIES - None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -
         At the Company's regularly scheduled annual meeting, held on July 30, 1996, the shareholders approved the elections of Thomas R. Brown, V. Gordon Clemons, Peter E. Flynn, Steven J. Hamerslag, and Jeffrey J. Michael as directors of the Company with the holders of 4,281,157 shares, 4,281,082 shares, 4,280,957 shares, 4,281,157 shares, and 4,280,857 shares, respectively. At this meeting the shareholders also approved amendments to the 1988 Executive Stock Option Plan: 3,592,603 shares voted for, and 671,545 shares voted against.

ITEM 5 - OTHER INFORMATION - None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibits

                11      Computation of per share earnings

                27      Financial data schedule

         (b)    Form 8-K - None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                          CORVEL CORPORATION

                                          By: V. Gordon Clemons
                                             -------------------------
                                          V. Gordon Clemons, Chairman of the
                                          Board, Chief Executive Officer, and
                                          President

                                          By:  Richard J. Schweppe
                                             -------------------------
                                          Richard J. Schweppe,
                                          Chief Financial Officer




October 29, 1996