Form 10-Q
period 1996-12-31
CORVEL CORP
filed 1997-02-14
CIK 874866

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended December 31, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For this transition period from               to
                                           -------------   -------------


                         Commission file number O-19291



                               CORVEL CORPORATION
                               ------------------
             (Exact name of registrant as specified in its charter)


               Delaware                         33-0282651
  ---------------------------------   --------------------------------
   (State or other jurisdiction       (IRS Employer Identification No.)
  of incorporation or organization)


1920 Main Street, Suite 1090
Irvine, CA                                        92614
---------------------------------------        ----------
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

The number of shares outstanding of the registrant's Common Stock, $0.0001 Par Value, as of December 31, 1996 was 4,593,354 shares.

                               CORVEL CORPORATION

                               TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

Consolidated Balance Sheets - March 31, 1996 (audited) and December 31, 1996 (unaudited)- Page 3 of 14

Consolidated Statements of Income -- Three months ended December 31, 1995 and 1996 ( both unaudited) - Page 4 of 14

Consolidated Statements of Income -- Nine months ended December 31, 1995 and 1996 ( both unaudited) - Page 5 of 14

Consolidated Statements of Cash Flows -- Nine months ended December 31, 1995 and 1996 (both unaudited) - Page 6 of 14

Notes to Consolidated Financial Statements (unaudited) -December 31, 1996 - Page 7 of 14

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Pages 8 through 11 of 14
         ---------------------------------------------------------------

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings - Page 12 of 14

Item 2.  Changes in Securities - Page 12 of 14

Item 3.  Defaults upon Senior Securities - Page 12 of 14

Item 4.  Submission of Matters to a Vote of Security Holders - Page 12 of 14

Item 5.  Other Information - Page 12 of 14

Item 6.  Exhibits and Reports on Form 8-K - Page 12 of 14

Part I - Financial Information
Item 1. Financial Statements

CORVEL CORPORATION
CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 1996 AND DECEMBER 31, 1996



                                                             March 31, 1996      December 31, 1996
                                                             --------------      -----------------
                                                               (audited)            (unaudited)
ASSETS
Current Assets
Cash and cash equivalents                                     $17,113,000            $23,077,000
Accounts receivable, net                                       18,394,000             20,275,000
Prepaid taxes and expenses                                        545,000                159,000
Deferred income taxes                                           2,032,000              1,350,000
                                                              -----------            -----------
     Total current assets                                      38,084,000             44,861,000

Property and Equipment, Net                                    11,468,000             12,638,000

Other Assets                                                    4,432,000              5,629,000
                                                              -----------            -----------
          TOTAL ASSETS                                        $53,984,000            $63,128,000
                                                              ===========            ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable                                              $ 3,057,000            $ 4,883,000
Accrued liabilities                                             4,246,000              5,145,000
                                                              -----------            -----------
     Total current liabilities                                  7,303,000             10,028,000
                                                              -----------            -----------
Deferred income taxes                                           1,370,000              2,361,000


Stockholders' Equity
Common stock                                                            -                      -
Paid-in-capital                                                26,401,000             27,637,000
Treasury stock                                                                        (2,119,000)
Retained earnings                                              18,910,000             25,221,000
                                                              -----------            -----------
     Total stockholders' equity                                45,311,000             50,739,000
                                                              -----------            -----------
        TOTAL LIABILITIES AND EQUITY                          $53,984,000            $63,128,000
                                                              ===========            ===========





See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
INCOME STATEMENT

FISCAL YEAR ENDING FISCAL MARCH 31, 1997
SECOND QUARTER ENDING DECEMBER 31, 1996



                                                 Three months ending December 31,
                                                 ---------------------------------
                                                    1995                  1996
                                                 -----------          -----------
REVENUES                                         $27,082,000          $30,441,000

Cost of revenues                                  21,955,000           24,760,000
                                                 -----------          -----------

Gross profit                                       5,127,000            5,681,000


General and administrative expenses                2,033,000            2,170,000
                                                 -----------          -----------

Income before income taxes                         3,094,000            3,511,000

Income tax provision                               1,207,000            1,334,000
                                                 -----------          -----------

NET INCOME                                       $ 1,887,000          $ 2,177,000
                                                 ===========          ===========

Net income per common and common
 equivalent share                                $       .40          $       .46
                                                 ===========          ===========
Weighted average common and common
 equivalent shares                                 4,718,000            4,736,000






See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
INCOME STATEMENT

FISCAL YEAR ENDING FISCAL MARCH 31, 1997
NINE MONTHS ENDING DECEMBER 31, 1996



                                                 Nine months ending December 31,
                                                 --------------------------------
                                                    1995                  1996
                                                 -----------          -----------
REVENUES                                         $80,724,000          $90,011,000

Cost of revenues                                  65,752,000           73,452,000
                                                 -----------          -----------

Gross profit                                      14,972,000           16,559,000

General and administrative expenses                6,108,000            6,380,000
                                                 -----------          -----------

Income before income taxes                         8,864,000           10,179,000

Income tax provision                               3,458,000            3,868,000
                                                 -----------          -----------

NET INCOME                                       $ 5,406,000          $ 6,311,000
                                                 ===========          ===========
Net income per common and common
 equivalent share                                $      1.16          $      1.33
                                                 ===========          ===========

Weighted average common and common
 equivalent shares                                4,657,000             4,752,000






See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED DECEMBER 31, 1995, AND 1996





                                                              Nine months ended December 31,
                                                           ---------------------------------
                                                              1995                   1996
                                                           -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME                                                 $ 5,406,000           $ 6,311,000

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation and amortization                                2,186,000             2,981,000

Changes in operating assets and liabilities
Accounts receivable                                         (1,892,000)           (1,881,000)
Prepaid taxes and expenses                                     374,000             1,068,000
Accounts payable                                             1,046,000             1,826,000
Accrued liabilities                                            665,000               899,000
Income taxes payable                                          (461,000)              991,000
Other assets                                                  (660,000)              (88,000)
                                                           -----------           -----------
Net cash provided by operating activities                   6,664,000            12,107,000
                                                           -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Net assets purchased in acquisition                                               (1,375,000)
Additions to property and equipment                         (4,145,000)           (3,885,000)
                                                           -----------           -----------
Net cash used in investing activities                       (4,145,000)           (5,260,000)
                                                           -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock                                                        (2,119,000)
Sale of common and exercise of stock options and
  related tax benefits                                       1,632,000             1,236,000
                                                           -----------           -----------
Net cash provided by financing activities                    1,632,000              (883,000)
                                                           -----------           -----------

INCREASE IN CASH :                                           4,151,000             5,964,000
Cash and cash equivalents at beginning                      13,211,000            17,113,000
                                                           -----------           -----------
Cash and cash equivalents at end                           $17,362,000           $23,077,000
                                                           ===========           ===========





See accompanying notes to consolidated financial statements.

                               CORVEL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1996 (UNAUDITED)


A.  Basis of Presentation
    ---------------------

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ended March 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended March 31, 1996 included in the Company's registration statement on Form 10-K.


B.  Earnings per Share
    ------------------

    Earnings per common and common equivalent shares were computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the quarter. For calculation of the common and common equivalent shares, see Exhibit 11 included herein.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following table contains certain financial data as a percentage of revenues:


Three months ended December 31                            1995                  1996
------------------------------                           ------                ------
Revenues                                                 100.0%                100.0%
Cost of services                                          81.1                  81.4
                                                         -----                 -----
Gross profit                                              18.9                  18.6
                                                         -----                 -----

General and administrative                                 7.5                   7.1
                                                         -----                 -----
Income from operations                                    11.4                  11.5
                                                         -----                 -----

Income tax provision                                       4.4                   4.4
                                                         -----                 -----
NET INCOME                                                 7.0%                  7.1%
                                                         =====                 =====


Nine months ended December 31                             1995                  1996
-----------------------------                            ------                ------
Revenues                                                 100.0%                100.0%
Cost of services                                          81.5                  81.6
                                                         -----                 -----
Gross profit                                              18.5                  18.4
                                                         -----                 -----

General and administrative                                 7.5                   7.1
                                                         -----                 -----
Income from operations                                    11.0                  11.3
                                                         -----                 -----

Income tax provision                                       4.3                   4.3
                                                         -----                 -----
NET INCOME                                                 6.7%                  7.0%
                                                         =====                 =====



         Revenues for the three months ended December increased by $3.4 million to $30.4 million, an increase of 12% over the $27.1 million revenue for the comparable period in the prior fiscal year. The increase in revenues is primarily attributable to a 14% increase in patient management revenues (primarily medical case management and vocational rehabilitation) along with a 10% increase in provider program revenue (primarily fee schedule auditing and PPO revenue). Revenues for the nine months ended December increased by $9.3 million to $90.0 million, an increase of 11% over the $80.7 million revenue for the comparable period in the prior fiscal year. The increase in revenues is primarily attributable to a 12% increase in provider program revenue along with a 11% increase in patient management revenues. The growth in the Company's revenue was lower than experienced by the Company in previous years. This slower growth rate in the current quarter was partially attributable to the reduction in the growth rate of healthcare expenditures on a national level which helped contribute to a reduction in the growth of the amount of claims processed and cases managed by the Company.

         Cost of revenues remained relatively unchanged at 81.1% and 81.4% for the three months ended December 30, 1995 and 1996, respectively. Cost of revenues also remained relatively unchanged at 81.5% and 81.6% for the nine months ended December 31, 1995 and 1996, respectively. Additional growth in PPO revenues (which generally carries a higher gross profit margin) offset pricing pressure in the patient management portion of the business.

         General and administrative expenses as a percentage of revenues declined from 7.5% for the quarter ending December 31, 1995, to 7.1% for the quarter ending December 31, 1996. This decrease is primarily due to a nominal increase in actual general and administrative expenses (7%) as compared to an 12% increase in revenue for the same period. General and administrative expenses as a percentage of revenues declined from 7.5% for the nine months ending December 30, 1995, to 7.1% for the nine months ending December 31, 1996 for the reasons noted above.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has funded its operations and capital expenditures primarily from the proceeds of its initial public offering in June, 1991, and cash flow from operations. During the nine months ending December 31, 1996, net working capital increased by $4.1 million, from $30.8 million at March 31, 1996 to $34.8 million at December 31, 1996. As of December 31, 1996, the Company had $23.1 million in cash, primarily in short-term highly-liquid investments with maturities of 90 days or less. The Company's Board of Directors have authorized the repurchase of up to 350,000 shares of common stock. During the quarter ending December 31, 1996, the Company had repurchased 78,000 shares for $2.1 million. As of February 12, 1997, the Company had repurchased a total of 314,000 shares for $8.3 million in the six months since the stock repurchase program was approved by the board of directors.

         The Company has historically required substantial capital to fund the growth of its operations, particularly working capital to fund the growth in accounts receivable. The Company believes, however, that the cash balance at December 31, 1996 along with anticipated internally generated funds will be sufficient to meet the Company's expected cash requirements for at least the next twelve months.


CAUTIONARY STATEMENT REGARDING RISK FACTORS

         Certain statements contained in the Company's Annual Report on Form 10-K for the year ended March 31, 1996, Quarterly Report on Form 10-Q for the quarter ending December 31, 1996, as well as the Company's Annual Report for the year ending March 31, 1996, such as statements concerning the development of new services, possible legislative changes, and other statements contained herein regarding matters that are not historical facts, are forward-looking statements (as such term is defined in the Securities Act of 1933, as amended). Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

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

ITEM 2 - CHANGES IN SECURITIES - None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

         None.

ITEM 5 - OTHER INFORMATION - None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

         11.  Computation of Per Share Earnings.

         27.  Financial Data Schedule.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                        CORVEL CORPORATION



                                        By: /s/ V. Gordon Clemons
                                            -----------------------------------
                                            V. Gordon Clemons, Chairman of
                                            the Board, Chief Executive Officer,
                                            and President



                                        By: /s/ Richard J. Schweppe
                                            -----------------------------------
                                            Richard J. Schweppe,
                                            Chief Financial Officer



February 13, 1997