Form 10-K405
period 1997-03-31
CORVEL CORP
filed 1997-06-27
CIK 874866

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                 --------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

        For the transition period from ________________ to ______________

                         Commission File Number 0-19291

                               CORVEL CORPORATION
             (Exact name of registrant as specified in its charter)

                               ------------------

           DELAWARE                                        33-0282651
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                      Identification Number)

 1920 MAIN STREET, SUITE 1090, IRVINE, CALIFORNIA            92614
    (Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code: (714) 851-1473

                               -------------------

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of June 2, 1997 there were 4,242,000 shares of Common Stock outstanding.

         The Registrant does not have different classes of Common Stock and as of June 2, 1997, the aggregate market value of the Common Stock of the Registrant held by non-affiliates was $74,071,000, based upon the closing sale price of such stock on that date. For purposes of such calculation, only executive officers, board members, and beneficial owners of more than 10% of the Company's outstanding Common Stock are deemed to be affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on or about August 7, 1997, as filed with the Commission pursuant to Regulation 14A, are incorporated by reference in Part III of this Report.

         Portions of the Registration Statement filed with the Commission on Form S-1 (SEC File No. 33-40629), the Company's Annual Reports on Form 10-K for the fiscal years ended March 31, 1996, March 31, 1995, March 31, 1994, March 31, 1993 and March 31, 1992, and the Company's filing on Form 8-K on February 28, 1997, are incorporated by reference in Part IV of this Report.

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

                               CORVEL CORPORATION

                          1997 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                                          Page
                                                                                          ----
                                     PART I
Item  1.  Business                                                                          1

Item  2.  Properties                                                                       12

Item  3.  Legal Proceedings                                                                12

Item  4.  Submission of Matters to a Vote of Security Holders                              13

                                     PART II

Item  5.  Market for the Registrant's Common Equity and Related Stockholder Matters        14

Item  6.  Selected Financial Data                                                          14

Item  7.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                            14

Item  8.  Financial Statements and Supplementary Data                                      14

Item  9.  Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure                                                             14

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant                               15

Item 11.  Executive Compensation                                                           15

Item 12.  Security Ownership of Certain Beneficial Owners and Management                   15

Item 13.  Certain Relationships and Related Transactions                                   15

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K                  16

         This Annual Report on Form 10-K may contain forward-looking statements that involve risks and uncertainties. These statements may differ materially from actual future events and results of the Company. Please refer to the "Risk Factors" section of Form 10-K which identify some important risk factors that could cause actual results of the Company to differ from those contained in any forward-looking statements.

                                     PART I
ITEM 1.  BUSINESS.

INTRODUCTION

         CorVel Corporation ("CorVel" or the "Company") is an independent nationwide provider of medical cost containment and managed care services designed to address the escalating medical costs of workers' compensation and other healthcare benefits, primarily coverage under group health and auto policies. The Company's services include automated medical fee auditing, early intervention, utilization review, medical case management, vocational rehabilitation services, and independent medical examinations. Such services are provided to insurance companies, third-party administrators ("TPAs"), and self-administered employers to assist them in managing the medical costs and monitoring the quality of care associated with health care claims.

         Workers' compensation regulations vary by state and the industry is highly fragmented. The Company's specialization in workers' compensation, breadth of services, information management systems, and ability to offer local services on a nationwide basis enhance its ability to compete in the workers' compensation market. The Company believes that payors and employers impacted by the increasing medical costs of workers' compensation will increasingly require services and programs to manage such costs. The Company's business strategy is to continue to expand its range of services, branch office network, and information management capabilities to respond to this need on both a local and national level.

INDUSTRY OVERVIEW

         Workers' compensation is a statutorily defined employee benefit which varies on a state-by-state basis. Workers' compensation laws generally require employers to fully pay for employees' costs of medical treatment, lost wages, legal fees and other costs associated with work-related injuries and disabilities and, in certain jurisdictions, mandatory vocational rehabilitation. Companies provide such coverage to their employees through either the purchase of commercial insurance from private insurance companies, participation in state-run funds or through self-insurance. Due to several factors, including a general rise in the cost of health care and the fact that the employer is required to pay all compensible medical costs of the employee without cost-sharing by the employee, both the volume and dollar amount of workers' compensation claims have increased in recent years, resulting in escalating costs to employers.

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

         Many states do not permit employers to restrict a claimant's choice of provider, making it more difficult for employers to utilize managed care approaches such as HMOs and Preferred Provider Organizations ("PPOs"). However, in many states, employers have the right to direct employees to a specific primary health care provider during the onset of a workers' compensation case, subject to the right of the employee to change physicians after a specific period. In addition, workers' compensation programs vary from state to state, making it difficult for payors and multi-state employers to adopt uniform policies to administer, manage, and control the costs of benefits. As a result, managing the cost of workers' compensation requires approaches which are tailored to the specified regulatory environment(s) in which the employer is operating.

BUSINESS

         The Company offers services in two general categories, provider programs and patient management services, to assist its customers in managing the increasing medical costs of worker's compensation, group health and auto insurance, and monitoring the quality of care provided to claimants.

PROVIDER PROGRAMS

         The Company's provider program services are designed to reduce the price paid by its customers for medical services rendered in workers' compensation cases. Medical cost containment services offered by the Company include automated medical fee auditing, preferred provider services, and retrospective utilization review.

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

         o    Checking for duplicate billing

         o Checking for billed services or procedures that are excessive, unnecessary or unrelated to treating the particular medical problem

         o Checking for "unbundled" billings where the medical services performed are billed in components, resulting in higher total charges than would be the case if the services were billed in the aggregate

         o    Engaging in on site processing of claims

         o Sending claims data directly to carriers' databases, thereby reducing costs due to repetitive or erroneous data entry

         At March 31, 1997, the Company was providing its MedCheck services to clients in approximately 44 states primarily through 65 branch offices. An important element of the Company's business strategy is to introduce MedCheck to additional existing branch offices and increase its use by current customers. The Company plans to continue to invest in the expansion of its MedCheck medical review software to better serve the claims processing needs of customers through automated interfacing with its customers' computer systems.

         Preferred Provider Services

         PPOs are groups of hospitals, physicians and other health care providers that offer services at pre-negotiated rates to employee groups. PPO networks offer the employer an additional means of managing workers' compensation costs by reducing the per-unit price of medical services provided to employees. The Company provides its customers with access to its PPO network, "CorCare". The CorCare network consists of 272,000 providers, 4,700 hospitals and 59,000 ancillary facilities. Bills submitted from PPOs are identified through the MedCheck review process, and the submitted charges are then audited against the PPO schedule and against any applicable fee schedule or usual and customary charges. The fee approved for payment is the lower of the submitted charges or the lowest allowable fee identified.

         Retrospective Utilization Review

         The Company also offers manual fee auditing and retrospective utilization review services, including hospital bill and chiropractic bill auditing at a number of its branch offices. These services, performed primarily by Company employed registered nurses, are designed to confirm that medical care was delivered to the patient, the provider was authorized to perform the rendered service, the care was appropriate and covered by workers' compensation, and the charges for the delivered service were usual and customary.


PATIENT MANAGEMENT SERVICES

         In addition to its provider program services, the Company offers a range of services designed to monitor the medical necessity and appropriateness of health care services provided to workers' compensation claimants and to expedite their return to work. The Company offers these services on a stand-alone basis, or as an integrated component of its medical cost containment services. Managed care services offered by the Company include early intervention ("Advocacy"), inpatient utilization review, medical case management, independent medical examinations ("IMEs") and vocational rehabilitation.

         Advocacy

         Advocacy is the brand name for the Company's integrated patient management services designed to assess and monitor a patient's diagnosis, treatment, and return to work. During 1997, the Company continued its roll-out of Advocacy which creates a continuum of services networking patients, providers and payors. Delivering provider and patient profiles, healthcare episode reports and claims status reviews to adjustors is an important feature of Advocacy and its integration with MedCheck. The ability to deliver medical management information to customer sites and to guide medical decision-making are important strengths of the system.

         Inpatient Utilization Review

         The Company offers pre-certification and concurrent utilization review services. The Company's pre-certification service is designed to be utilized prior to the injured employee's admission to the hospital. Upon notification by a claims manager or employer, a Company nurse reviews the appropriateness of the proposed plan of care, the need for inpatient hospitalization, and the appropriate length of stay. Under the Company's concurrent review service the nurse reviewers monitor the medical necessity and appropriateness of the patient's continued hospitalization through regular contact with the hospital and the patient's physician and may identify cases that lend themselves to alternate treatment settings or home care.

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

         Independent Medical Examinations

         The Company arranges for IMEs to assist customers in evaluating workers' compensation and other casualty claims. A medical examination involves the assessment of a person's condition often for use in determining the extent and nature of an injury. In general, a physician examines the patient and prepares a report that describes the nature and extent of injuries, as well as the future medical requirements. The Company provides IMEs through a network of independent physicians. As of March 31, 1997, the Company was providing IMEs through branch offices in eight states.

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

         Internet Based Line of Services

         The Company recently announced an initiative to deliver a line of Internet-based sevices to employers, insurance carriers and PTAs. The Company expects to add services throughout fiscal 1998 a number of new service features, based upon the access and timeliness of Internet-based tools. The first service in this line will involved Internet access to the Company's network of preferred healthcare providers, a service now available and being utilized by CorVel clients.

         The project, named "Galaxy", is intended to capitalize upon CorVel's substantial investment in systems and software and rapidly evolving Internet technologies. The Company's initial offerings will also include transaction-based services. During the past two years, the Company has installed a company wide Intranet and is currently implementing improved wide area networking technologies. A corporate website has been established;, however, most of the new services involve Internet connections provided on an exclusive basis for insurance companies and major employers. The Company's existing services are supported by relational database applications which allow direct access from industry standard Internet browsers.

CUSTOMERS AND MARKETING

         The Company's customers are workers' compensation insurers and, to a lesser extent, TPA's and self-administered employers. Many claims management decisions in workers' compensation are the responsibility of the local claims office of national or regional insurers. The Company's national branch office network has been established to enable the Company to market and offer its services at both a local and national account level. The Company is placing increasing emphasis on national account marketing. The marketing activities of the Company are conducted by account executives located in key geographic areas, and by national account executives from the corporate office. Most of the major workers' compensation insurance carriers conduct business with the Company. None of the Company's customers represented more than 10% of revenues in fiscal 1997.

COMPETITION AND MARKET CONDITIONS

         The health care cost containment industry is highly fragmented and competitive. The intensity of competition can be expected to increase. The Company's primary competitors in the workers' compensation market are several large insurance carriers which offer one or more services similar to those offered by the Company, HMOs and numerous independent companies, typically on a local or regional basis. The Company also competes with national and local firms specializing in utilization review and with major insurance carriers and TPAs which have implemented their own internal utilization review services. Many of the Company's competitors are significantly larger and have greater financial and marketing resources than the Company. There can be no assurance that the Company will continue to maintain its existing performance, or be successful with any new products or in any new geographical markets it may enter. Moreover, the Company's customers may establish the in-house capability of performing services offered by the Company.

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

GOVERNMENT REGULATION

         General

         Managed health care programs for workers' compensation are subject to various laws and regulations. Both the nature and degree of applicable government regulation vary greatly depending upon the specific activities involved. Generally, parties that actually provide or arrange for the provision of health care services, assume financial risk related to the provision of those services, or undertake direct responsibility for making payment or payment decisions for those services, are subject to a number of complex regulatory schemes that govern many aspects of their conduct and operations.

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

         Under the current workers' compensation system, employer insurance or self-funded coverage is governed by individual laws in each of the 50 states and by certain federal laws. The management and information services that make up the Company's managed care program serve markets that have developed largely in response to needs of insurers, employers and large TPAs, and generally have not been mandated by legislation or other government action. On the other hand, the vocational rehabilitation case management marketplace within the workers' compensation system has been dependent upon the laws and regulations within those states that require the availability of specified rehabilitation services for injured workers. Similarly, the Company's fee schedule auditing services address market needs created by certain states' enactment of maximum permissible fee schedules for workers' compensation services. Changes in individual state regulation of workers' compensation may create a greater or lesser demand for some or all of the Company's services, or require the Company to develop new or modified services in order to meet the needs of the marketplace and compete effectively in that marketplace.

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

         Vocational Rehabilitation Legislation

         During the early 1970s, the case management marketplace within workers' compensation was dominated by the provision of medical management services. Such services were purchased at the option of insurance carriers with little or no support from legislative efforts within any of the states. By the mid-1970s, it became popular for states to legislate either supportive programs for vocational rehabilitation or, in some cases, mandatory vocational rehabilitation statutes.

SHAREHOLDER RIGHTS PLAN

         During fiscal 1997, the Company's Board of Directors approved the adoption of a Shareholder Rights Plan. The Rights Plan, which is similar to rights plans adopted by numerous other public companies, provides for a dividend distribution to CorVel stockholders of one preferred stock purchase "Right" for each outstanding share of CorVel's Common Stock. The Rights are designed to assure that all stockholders receive fair and equal treatment in the event of any proposed takeover of the Company and to encourage a potential acquirer to negotiate with the Board of Directors prior to attempting a takeover. The rights have an exercise price of $125.00 per right, subject to subsequent adjustment. Initially, the Rights will trade with the Company's common stock, and will not be exercisable until the occurrence of certain takeover-related events.

         Generally, the Rights Plan provides that if a person or group acquires 15% or more of the Company's Common Stock without the approval of the Board, subject to certain exception, the holders of the rights, other than the acquiring person or group, would, under certain circumstances, have the right to purchase additional shares of the Company's Common Stock having a market value equal to two times the then-current exercise price of the right. In addition, if the Company is thereafter merged into another entity, of if 50% or more of the Company's consolidated assets or earning power are sold, then the Right will entitle its holder to buy common shares of the acquiring entity having a market value equal to two times the then-current exercise price of the Right. The Company's Board of Directors may exchange or redeem the Rights under certain conditions.

NAME CHANGE

         In October, 1991, the Company entered into an agreement with AMEV/VSB 1990 NV, a Netherlands corporation, ("AMEV"), for the sale of the Company's interests in its former name, "FORTIS". In consideration for such sale, AMEV paid to the Company a non-refundable, non-conditional payment of $4.0 million. Under the terms of the agreement, however, the Company had until September 30, 1992 to cease all uses of its former name in order to provide the Company with an "orderly phase-out" period to terminate its uses of the name and to minimize any likelihood of confusion regarding ownership thereof among customers of the Company or AMEV.

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

MANAGED CARE RECONFIGURATION CHARGE

         During the fiscal year ended March 31, 1993, the Company embarked upon a reconfiguration of its services and the information systems to support such services to respond to the increasing influence of state-legislated managed care on the health care industry and because of advances in computer technology by the Company's sole hardware vendor which made existing systems obsolete. In this regard, the Company wrote down the net book value of its oldest Digital Equipment Corporation VAX computers, an aggregate net book value of approximately $1.3 million, in order to replace such equipment with DEC's new generation computers based on the ALPHA operating platform. Such upgrading of the Company's computer system to 64 byte processing capabilities also caused the obsolescence of approximately $1.0 million of then unamortized software, which the Company also wrote off.

         Also during the fiscal year ended March 31, 1993, the Company recorded a charge of $1.0 million related to a provision to modify and upgrade management and reimbursement systems and technology involved in the patient management portion of the Company's managed care program. Without such charges, the Company was unable to direct patients to preferred providers, a requirement to obtain volume discounts from such providers. In addition, the Company's branches incurred expenses resulting from managed care legislation which obsoleted older service delivery methods. All but an insignificant portion of these expenditures were incurred by the end of fiscal 1993.

EMPLOYEES

         As of March 31, 1997, CorVel had approximately 1,900 employees, including nurses, therapists, counselors and other employees. No employees are represented by any collective bargaining unit. Management considers its relationship with its employees to be good.

RISK FACTORS

         Past financial performance is not necessarily a reliable indicator of future performance, and investors in the Company's Common Stock should not use historical performance to anticipate results or future period trends. The Company's business and the market price of the Company's Common Stock is subject to numerous risks and uncertainties. Some of those risks are described below. Other risks are presented elsewhere in this Form 10-K. See, in particular, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

         POTENTIAL ADVERSE IMPACT OF GOVERNMENT REGULATION. Many states, including a number of those in which the Company transacts business, have licensing and other regulatory requirements applicable to the Company's business. Approximately half of the states have enacted laws that require licensing of businesses which provide medical review services, such as the Company. Some of these laws apply to medical review of care covered by workers' compensation. These laws typically establish minimum standards for qualifications of personnel, confidentiality, internal quality control and dispute resolution procedures. These regulatory programs may result in increased costs of operation for the Company, which may have an adverse impact upon the Company's ability to compete with other available alternatives for health care cost control. In addition, new laws regulating the operation of managed care provider networks have been adopted by a number of states. These laws may apply to managed care provider networks having contracts with the Company or to provider networks which the Company may organize. To the extent the Company is governed by these regulations, it may be subject to additional licensing requirements, financial and operational oversight and procedural standards for beneficiaries and providers.

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

         POSSIBLE LITIGATION AND LEGAL LIABILITY. The Company, through its utilization management services, makes recommendations concerning the appropriateness of providers' medical treatment plans of patients throughout the country, and as a result, could be exposed to claims for adverse medical consequences. The Company does not grant or deny claims for payment of benefits and the Company does not believe that it engages in the practice of medicine or the delivery of medical services. There can be no assurance, however, that the Company will not be subject to claims or litigation related to the grant or denial of claims for payment of benefits or allegations that the Company engages in the practice of medicine or the delivery of medical services.

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

         COMPETITION. The Company faces competition from HMOs, PPOs, TPAs and other managed health care companies. The Company believes that, as managed care techniques continue to gain acceptance in the workers' compensation marketplace, CorVel's competitors will increasingly consist of nationally focused workers' compensation managed care service companies, insurance companies, HMOs and other significant providers of managed care products. Legislative reforms in some states permit employers to designate health plans such as HMOs and PPOs to cover workers' compensation claimants. Because many health plans have the ability to manage medical costs for workers' compensation claimants, such legislation may intensify competition in the markets served by the Company. Many of the Company's current and potential competitors are significantly larger and have greater financial and marketing resources than those of the Company, and there can be no assurance that the Company will continue to maintain its existing clients or its past level of operating performance or be successful with any new products or in any new geographical markets it may enter.

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

         RISKS RELATED TO GROWTH STRATEGY. The Company's strategy is to continue its internal growth and, as strategic opportunities arise in the workers' compensation managed care industry, to consider acquisitions of, or relationships with, other companies in related lines of business. As a result, the Company is subject to certain growth-related risks, including the risk that it will be unable to retain personnel or acquire other resources necessary to service such growth adequately. Expenses arising from the Company's efforts to increase its market penetration may have a negative impact on operating results. In addition, there can be no assurance that any suitable opportunities for strategic acquisitions or relationships will arise or, if they do arise, that the transactions contemplated thereby could be completed. If such a transaction does occur, there can be no assurance that the Company will be able to integrate effectively any acquired business into the Company. In addition, any such transaction would be subject to various risks associated with the acquisition of businesses, including the financial impact of expenses associated with the integration of businesses.

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

         During the past fiscal year, the Company has made efforts to increase its presence and revenue in the group health market with moderate success. Managed care in this market is more mature than managed care in workers' compensation and has numerous large competitors, primarily HMOs. The Company has limited experience in the group health market. There can be no assurance that the Company will be successful in this market.

         Certain aspects of the Company's business are dependent upon its ability to store, retrieve, process and manage data and to maintain and upgrade its data processing capabilities. Interruption of data processing capabilities for any extended length of time, loss of stored data, programming errors or other computer problems could have a material adverse effect on the Company's business and results of operations. In addition, the company's results of operations are highly dependent upon the ability of management to expeditiously retrieve and analyze financial information from its nation-wide branch network. The company is currently in the process of installing new company-wide management information software and there can be no assurance that the installation of this new system will proceed according to plan.

         In addition, the Company expects that a considerable amount of its future growth will depend on its ability to process and manage claims data more efficiently and to provide more meaningful healthcare information to customers and payors of healthcare. There can be no assurance that the Company's current data processing capabilities will be adequate for its future growth, that it will able to efficiently upgrade its systems to meet future demands, or that the Company will be able to develop, license or otherwise acquire software to address these market demands as well or as timely as its competitors.

         POSSIBLE VOLATILITY OF STOCK PRICE. The market price of the Company's Common Stock following this offering may be highly volatile. Factors such as variations in the Company's revenues, earnings and cash flow, general market trends in the workers' compensation managed care market, and announcements of innovations by the Company or its competitors could cause the market price of the Common Stock to fluctuate substantially. Specifically, the year-to-year percentage growth in operating results for the Company's two most recently completed fiscal years was lower than the growth rates historically experienced by the Company. The Company's slower growth rate in those two fiscal years was partially attributable to a reduction in the growth rate of health care expenditures nationally, contributing to a reduction in the growth of claims processed by the Company. There can be no assurance that the Company's growth rate in the future, if any, will be at or near historical levels.

         In addition, the stock market has in the past experienced price and volume fluctuations that have particularly affected companies in the health care and managed care markets resulting in changes in the market price of the stock of many companies which may not have been directly related to the operating performance of those companies.

         IMPORTANCE OF INTELLECTUAL PROPERTY RIGHTS. The Company has made significant investments in the development and maintenance of its proprietary software systems and data. The Company relies largely on its own security systems, confidentiality procedures and employee nondisclosure agreements to maintain the confidentiality and security of its proprietary information. Unauthorized access by third parties to the Company's information systems, the existence of computer viruses in the Company's data or software and misappropriation of the Company's proprietary information may have a material adverse effect on the Company's business and results of operations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of stockholders during the quarter ended March 31, 1997.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

MARKET INFORMATION

         The Company's Common Stock is traded on the Nasdaq National Market under the symbol CRVL. The quarterly high and low sales prices for the Company's Common Stock for fiscal years 1996 and 1997 as reported by Nasdaq are set forth below for the periods indicated.

                                                         High             Low
                                                       -------          -------
FISCAL YEAR ENDED MARCH 31, 1996:
Quarter Ended June 30, 1995:                           $28 1/2          $19 7/8
Quarter Ended September 30, 1995:                       32               21
Quarter Ended December 31, 1995:                        38 1/8           29 1/4
Quarter Ended March 31, 1996:                           38               27 1/2

FISCAL YEAR ENDED MARCH 31, 1997:
Quarter Ended June 30, 1996:                           $36 1/4          $28 1/2
Quarter Ended September 30, 1996:                       35 3/4           26 1/2
Quarter Ended December 31, 1996:                        31               24 1/2
Quarter Ended March 31, 1997:                           30 5/8           24

         The last sales price for the Company's Common Stock as reported by NASDAQ on June 2, 1997 was $27.00. As of June 2, 1997, there were 425 holders of record of the Company's Common Stock. The Company has never paid any cash dividends on its Common Stock and has no current plans to do so.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The sections titled "Directors and Nominees," "Executive Officers of the Company," and "Compliance with Section 16(a) of the Exchange Act" appearing in the Company's Definitive Proxy Statement for the 1997 Annual Meeting of Stockholders are incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

         The section titled "Executive Compensation and Related Information", except as stated therein, appearing in the Company's Definitive Proxy Statement for the 1997 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The section titled "Principal Stockholders" appearing in the Company's Definitive Proxy Statement for the 1997 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The section titled "Certain Transactions" appearing in the Company's Definitive Proxy Statement for the 1997 Annual Meeting of Stockholders is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(1)(A)   CONSOLIDATED FINANCIAL STATEMENTS:

         The Company's consolidated financial statements appear in a separate section of this Annual Report on Form 10-K beginning on the pages referenced below:

                                                                      Page
                                                                      ----
Report of Independent Auditors                                        F-5
Consolidated Statements of Income for the Years Ended
   March 31, 1995, 1996, and 1997                                     F-6
Consolidated Balance Sheets as of March 31, 1996 and 1997             F-7
Consolidated Statements of Stockholders' Equity for
   the Years Ended March 31, 1995, 1996, and 1997                     F-8
Consolidated Statements of Cash Flows for the Years Ended
   March 31, 1995, 1996, and 1997                                     F-10
Notes to Consolidated Financial Statements                            F-11

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
  NO.               TITLE                                       METHOD OF FILING
-------             -----                                       ----------------
3.1       Certificate of Incorporation of the         Incorporated herein by reference to Exhibit 3.1 to
          Company                                     the Company's Registration Statement on Form S-1
                                                      Registration No. 33-40629.

                                                      Incorporated herein by reference to Exhibit 3.2 to
3.2       Bylaws of the Company                       the Company's Registration Statement on Form S-1
                                                      Registration No. 33-40629.


EXHIBIT
  NO.               TITLE                                       METHOD OF FILING
-------             -----                                       ----------------
10.1      Lease Agreement of the Company's executive  Incorporated herein by reference to Exhibit 10.1 to
          office in Irvine, California                the Company's Annual Report on Form 10-K for the
                                                      fiscal year ended March 31, 1993.

10.2      Lease Agreement of the Company's office in  Incorporated herein by reference to Exhibit 10.5 to
          Richmond, Virginia                          the Company's Registration Statement on Form S-1
                                                      Registration No. 33-40629.

10.3      Nonqualified Stock Option Agreement         Incorporated herein by reference to Exhibit 10.6 to
          between V. Gordon Clemons, the Company and  the Company's Registration Statement on Form S-1
          North Star together with all amendments     Registration No. 33-40629.
          and addendums thereto

10.4      Supplementary Agreement between V. Gordon   Incorporated herein by reference to Exhibit 10.7 to
          Clemons, the Company and North Star         the Company's Registration Statement on Form S-1
                                                      Registration No. 33-40629.

10.5      Amendment to Supplementary Agreement        Incorporated herein by reference to Exhibit 10.5
          between Mr. Clemons, the Company and        to the Company's Annual Report on Form 10-K for the
          North Star                                  fiscal year ended March 31, 1992.

10.6      Restated 1988 Executive Stock Option        Incorporated herein by reference to Exhibit 10.6 to
          Plan, as amended                            the Company's Annual Report on Form 10-K for the
                                                      fiscal year ended March 31, 1995.

10.7      Form of Notice of Grant of Stock Option     Incorporated herein by reference to Exhibit 10.7 to
          Under the Restated 1988 Executive           the Company's Annual Report on Form 10-K for the
          Stock Option                                fiscal year ended March 31, 1994.

10.8      Form of Stock Option Agreement under        Incorporated herein by reference to Exhibit 10.8 to
          the Restated 1988 Executive Stock           the Company's Annual Report on Form 10-K for the
          Option Plan                                 fiscal year ended March 31, 1994.


EXHIBIT
  NO.                        TITLE                              METHOD OF FILING
-------                      -----                              ----------------
10.9      Form of Notice of Exercise under the        Incorporated herein by reference to Exhibit 10.9 to
          Restated 1988 Executive Stock Option Plan   the Company's Annual Report on Form 10-K for the
                                                      fiscal year ended March 31, 1994.

10.10     Employment Agreement of V. Gordon Clemons   Incorporated herein by reference to Exhibit 10.12
                                                      to the Company's Registration Statement on Form S-1
                                                      Registration No. 33-40629.

10.11     Restated 1991 Employee Stock Purchase       Incorporated herein by reference to Exhibit 10.11 in
          Plan, as amended                            the Company's Annual Report on Form 10-K for the
                                                      fiscal year ended March 31, 1995.

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

10.14     Fidelity Master Plan for Savings            Incorporated herein by reference to Exhibits 10.16
          and Investment, and amendments              and 10.16A to the Company's Registration Statement
                                                      on Form S-1 Registration No. 33-40629.

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
  NO.                        TITLE                              METHOD OF FILING
-------                      -----                              ----------------
10.17     Agreement between the Company and           Incorporated herein by reference to Exhibit 10.19
          AMAEV/VSB 1990 NV                           to the Company's Annual Report on Form 10-K for the
                                                      fiscal year ended March 31, 1992.

10.18     Daniel Davis Severance Arrangement          Incorporated herein by reference to the Company's
                                                      Annual Report on Form 10-K for the fiscal year
                                                      ended March 31, 1993.

10.19     Form S-3 Registration Agreement with        Incorporated herein by reference to the Company's
          North Star Universal, Inc.                  Annual Report on Form 10-K for the fiscal year
                                                      ended March 31, 1993.

10.20     Shareholder Rights Plan                     Incorporated herein by reference to the Company's
                                                      Form 8-K filed on February 28, 1997.

11.1      Computation of Earnings Per Share           Attached.

21.1      Subsidiaries of the Company                 Attached.

23.1      Consent of Independent Auditors             Attached.

27        Financial Data Schedule

(B) REPORTS ON FORM 8-K

         The Company filed a Current Report on Form 8-K on February 28, 1997 in connection with the approval and adoption of the Shareholder Rights Plan.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            CORVEL CORPORATION



Date: June 27, 1997                         By:   /s/ V. GORDON CLEMONS
                                                -----------------------------
                                                      V. Gordon Clemons
                                                      Chairman and President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


    SIGNATURE                           TITLE                       DATE
    ---------                           -----                       ----
/s/ V. Gordon Clemons          Chairman and President            June 27, 1997
--------------------------
V. Gordon Clemons

/s/ Richard J. Schweppe        Chief Financial Officer and       June 27, 1997
--------------------------     Accounting Officer
Richard J. Schweppe

/s/ Thomas R. Brown            Director                          June 27, 1997
--------------------------
Thomas R. Brown

/s/ Peter E. Flynn             Director                          June 26, 1997
--------------------------
Peter E. Flynn

/s/Steven J. Hamerslag         Director                          June 27, 1997
--------------------------
Steven J. Hamerslag

/s/ Jeffrey J. Michael         Director                          June 27, 1997
--------------------------
Jeffrey J. Michael

                      SELECTED CONSOLIDATED FINANCIAL DATA

         The following selected financial data for the five years ended March 31, 1997, have been derived from the Company's audited consolidated financial statements. The following data should be read in conjunction with the Company's Consolidated Financial Statements, the related notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The following amounts are in thousands, except per share data.

                                                                          YEAR ENDED MARCH 31,
                                                   ------------------------------------------------------------------
                                                      1993          1994          1995           1996          1997
                                                   ---------     ---------     ---------      ---------     ---------
STATEMENT OF INCOME DATA:
Revenues                                           $  61,846     $  80,619     $  95,783      $ 109,052     $ 121,704
Costs and Expenses:
  Cost of revenues                                    52,788        67,331        78,950         88,937        99,323
  General and administrative                           4,899         6,057         7,186          8,106         8,645
  Net gain from sale of name                           3,300
  Managed care reconfiguration charge                 (3,300)
                                                   ---------     ---------     ---------      ---------     ---------
                                                      57,687        73,388        86,136         97,043       107,968
                                                   ---------     ---------     ---------      ---------     ---------
Income before income taxes                             4,159         7,231         9,647         12,009        13,736
Income tax provision                                   1,625         2,821         3,762          4,684         5,220
                                                   ---------     ---------     ---------      ---------     ---------
Net income                                         $   2,534     $   4,410     $   5,885      $   7,325     $   8,516
                                                   =========     =========     =========      =========     =========
Net income per common and common
  equivalent share                                 $     .61     $    1.01     $    1.30      $    1.57     $    1.82
                                                   =========     =========     =========      =========     =========
Weighted average common and common
  equivalent shares outstanding                        4,128         4,369         4,542          4,674         4,689

Return on beginning of year equity                      15.5%         21.7%         21.5%          20.5%         18.8%


BALANCE SHEET DATA AS OF MARCH 31,                    1993          1994          1995           1996          1997
                                                   ---------     ---------     ---------      ---------     ---------
Cash and cash equivalents                          $   3,471     $   8,393     $  13,211      $  17,113     $  15,665
Accounts receivable, net                              11,235        13,211        15,868         18,394        22,294
Working capital                                       11,667        17,579        24,085         30,781        29,870
Total assets                                          25,314        34,624        43,965         53,984        58,824
Retained earnings                                      1,290         5,700        11,585         18,910        27,426
Total stockholders' equity                            20,357        27,325        35,754         45,311        46,087

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company derives the majority of its revenues from providing patient management and provider program services to payors of workers' compensation benefits and health insurance benefits. Patient management services include early intervention, utilization review, medical case management, vocational rehabilitation, and independent medical examinations. Provider program revenues include fee schedule auditing (MedCheck), hospital bill auditing, and preferred provider referral services. The percentages of revenues attributable to patient management and provider program services for the fiscal years ended March 31, 1995, 1996, and 1997 are as follows:

                                                  1995               1996               1997
                                                  ----               ----               ----
Patient management services                       53.9%              52.0%              51.7%
Provider program services                         46.1%              48.0%              48.3%
                                                 -----              -----              -----
                                                 100.0%             100.0%             100.0%
                                                 =====              =====              =====

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated the percentage of revenues represented by certain items reflected in the Company's consolidated statements of income. The Company's past operating results are not necessarily indicative of future operating results.

                                                     YEAR ENDED MARCH 31,
                                               -------------------------------
                                               1995          1996         1997
                                               -----        -----        -----
Revenues                                       100.0%       100.0%       100.0%
Cost of revenues                                82.4         81.6         81.6
General and administrative                       7.5          7.4          7.1
Income before income taxes                      10.1         11.0         11.3
Net income                                       6.1          6.7          7.0

Years Ended March 31, 1995, 1996 and 1997

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

         Revenues for fiscal 1997 increased by 12% to $121.7 million from $109.1 million in fiscal 1996, an increase of $12.6 million. Revenues from provider program services grew $6.4 million, from $52.4 million in fiscal 1996 to $58.8 million in fiscal 1997, an increase of 12%. Revenues from patient management services grew $6.2 million, from $56.7 million in fiscal 1996 to $62.9 million in fiscal 1997, an increase of 11%.

         The Company's cost of revenues consists primarily of salaries and related benefits, rent, telephone expenses and costs related to the Company's computer operations including depreciation and amortization. Costs of revenues increased to $99.3 million in fiscal 1997, from $79.0 million in fiscal 1995 and $88.9 million in fiscal 1996. Cost of services as a percentage of revenues decreased from 82.4% in fiscal 1995 to 81.6% in fiscal 1996 and fiscal 1997.

         Part of this decline from fiscal 1995 to fiscal 1996 and fiscal 1997 in cost of revenues as a percentage of revenues is due to the gradual change in the Company's revenue mix towards provider program revenues, primarily PPO revenues, where the cost of services is less than that associated with its more labor intensive patient management business. Additionally, while the Company continued to add personnel to support its revenue growth, it realized greater economies of scale with its expanded branch operations. The Company's gross profit percentage has increased during the past two fiscal years as compared to fiscal 1995. However, there is no guarantee that this trend will continue should the Company pursue a strategy of reducing price in order to obtain greater market share or if competition causes pricing pressure in the industry.

         General and administrative expense increased from $7.2 million in fiscal 1995 and $8.1 million in fiscal 1996 to $8.6 million in fiscal 1997 primarily due to increased MIS staff and national marketing staff. However, general and administrative expenses declined as a percentage of revenues from 7.5% in fiscal 1995 and 7.4% in 1996 to 7.1% in fiscal 1997, as the Company was able to support greater revenue growth without a proportionate increase in general and administrative expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company has funded its operations and capital expenditures primarily from cash flow from operations. During fiscal 1997, net working capital decreased by $2.2 million from $30.8 million at March 31, 1996 to $28.6 million at March 31, 1997. This decline was due to the repurchase of 357,000 shares of the Company's stock for $9.5 million during fiscal year ending March 31, 1997. These repurchases represented 8% of the Company's common stock. As of March 31, 1997, the Company had $15.7 million in cash, invested primarily in short-term highly-liquid investments with maturities of 90 days or less.

         The Company has historically required substantial capital to fund the growth of its operations, particularly working capital to fund the growth in accounts receivable. The Company believes, however, that the cash balance at March 31, 1997 along with anticipated internally generated funds will be sufficient to meet the Company's expected cash requirements for at least the next twelve months.

                         REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
CorVel Corporation

         We have audited the accompanying consolidated balance sheets of CorVel Corporation as of March 31, 1996 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1997. These financial statements and this schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CorVel Corporation at March 31, 1996 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule when considered in relationship to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                              /s/ ERNST & YOUNG LLP


Orange County, California
May 8, 1997

                               CORVEL CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                       YEARS ENDED MARCH 31
                                                      ------------------------------------------------------
                                                          1995                 1996                1997
                                                      ------------         ------------         ------------
REVENUES                                              $ 95,783,000         $109,052,000         $121,704,000

COSTS AND EXPENSES

Cost of revenues                                        78,950,000           88,937,000           99,323,000
General and administrative                               7,186,000            8,106,000            8,645,000
                                                      ------------         ------------         ------------
                                                        86,136,000           97,043,000          107,968,000
                                                      ------------         ------------         ------------
Income before income taxes                               9,647,000           12,009,000           13,736,000
Income tax provision                                     3,762,000            4,684,000            5,220,000
                                                      ------------         ------------         ------------
NET INCOME                                            $  5,885,000         $  7,325,000         $  8,516,000
                                                      ============         ============         ============

Net income per common and common equivalent share     $       1.30         $       1.57         $       1.82
                                                      ============         ============         ============

Weighted average common and common equivalent
  shares outstanding                                     4,542,000            4,674,000            4,689,000
                                                      ============         ============         ============


See accompanying notes to consolidated financial statements.

                               CORVEL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                                                MARCH 31
                                                                                   ----------------------------------
                                                                                       1996                  1997
                                                                                   ------------          ------------
ASSETS

Current Assets
Cash and cash equivalents                                                          $ 17,113,000          $ 15,665,000
Accounts receivable (less allowance for doubtful accounts of $1,268,000
  in 1996 and $1,686,000 in 1997)                                                    18,394,000            22,294,000
Prepaid taxes and expenses                                                              545,000               124,000
Deferred income taxes                                                                 2,032,000             1,746,000
                                                                                   ------------          ------------
     Total current assets                                                            38,084,000            39,829,000
                                                                                   ------------          ------------

Property and equipment, net                                                          11,468,000            13,100,000

Other assets                                                                          4,432,000             5,895,000
                                                                                   ------------          ------------
                                                                                   $ 53,984,000          $ 58,824,000
                                                                                   ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts and taxes payable                                                         $  3,057,000          $  6,603,000
Accrued liabilities                                                                   4,246,000             4,630,000
                                                                                   ------------          ------------
    Total current liabilities                                                         7,303,000            11,233,000
                                                                                   ------------          ------------

Deferred income taxes                                                                 1,370,000             1,504,000

Commitments and Contingencies

Stockholders' Equity

Common Stock, $.0001 par value: 20,000,000 shares authorized; 4,593,675 and 4,697,853 shares issued and outstanding in 1996 and 1997, respectively

Paid-in Capital                                                                      26,401,000            28,122,000
Treasury Stock, at cost (no shares in 1996, 357,000 shares in 1997)                                        (9,461,000)
Retained Earnings                                                                    18,910,000            27,426,000
                                                                                   ------------          ------------
     Total stockholders' equity                                                      45,311,000            46,087,000
                                                                                   ------------          ------------
                                                                                   $ 53,984,000          $ 58,824,000
                                                                                   ============          ============


See accompanying notes to consolidated financial statements.

                               CORVEL CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                   YEARS ENDED MARCH 31, 1995, 1996, AND 1997

                                                                          Common
                                                                         stock and
                                                          Common          paid in          Treasury        Treasury
                                                      stock - shares      capital           shares       shares - cost
                                                      --------------    ------------       --------      -------------
Balance - March 31, 1994                                4,071,195       $ 21,625,000                        $

Stock issued under employee stock
  purchase plan                                            19,634            374,000

Stock issued under employee stock option plan
  and related income tax benefits                         147,421          2,170,000

Net income
                                                        ---------       ------------       ---------       ------------
Balance - March 31, 1995                                4,238,250         24,169,000

Stock issued under employee
stock purchase plan                                        18,384            444,000

Stock issued under employee stock option plan
  and related income tax benefits, net of
  shares repurchased upon exercise                        337,041          1,788,000

Net income
                                                        ---------       ------------       ---------       ------------

Balance - March 31, 1996                                4,593,675         26,401,000


Stock issued under employee stock
  purchase plan                                            23,039            536,000

Stock issued under employee stock option plan
  and related income tax benefits                          81,139          1,185,000

Purchase of common stock                                                                    (357,000)        (9,461,000)

Net income
                                                        ---------       ------------       ---------       ------------
Balance - March 31, 1997                                4,697,853       $ 28,122,000        (357,000)      $ (9,461,000)
                                                        =========       ============       =========       ============


See accompanying notes to consolidated financial statements.

                               CORVEL CORPORATION

                   YEARS ENDED MARCH 31, 1995, 1996, AND 1997

                                                                          TOTAL
                                                       RETAINED        STOCKHOLDERS'
                                                       EARNINGS           EQUITY
                                                     ------------      -------------
Balance - March 31, 1994                             $  5,700,000      $ 27,325,000

Stock issued under employee stock
  purchase plan                                                             374,000

Stock issued under employee stock
  option plan and related income tax
  benefits                                                                2,170,000

Net income                                              5,885,000         5,885,000
                                                     ------------      ------------

Balance - March 31, 1995                               11,585,000        35,754,000

Stock issued under employee stock
  purchase plan                                                             444,000

Stock issued under employee stock
  option plan and related income tax benefits,
  net of shares repurchased upon exercise                                 1,788,000

Net income                                              7,325,000         7,325,000
                                                     ------------      ------------
Balance - March 31, 1996                               18,910,000        45,311,000

Stock issued under employee stock
  purchase plan                                                             536,000

Stock issued under employee stock
  option plan and related income tax
  benefits                                                                1,185,000

Purchase of common stock                                                 (9,461,000)

Net income                                              8,516,000         8,516,000
                                                     ------------      ------------
Balance - March 31, 1997                             $ 27,426,000      $ 46,087,000
                                                     ============      ============


See accompanying notes to consolidated financial statements.

                               CORVEL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Years Ended March 31
                                                              --------------------------------------------------------
                                                                  1995                  1996                  1997
                                                              ------------          ------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                               $  5,885,000          $  7,325,000          $  8,516,000

     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization                           2,335,000             3,048,000             4,215,000
         Deferred income taxes                                     (44,000)              (79,000)              420,000
         Loss on write down and disposal of property
           and equipment                                            39,000                23,000                96,000
         Changes in operating assets and liabilities:
             Accounts receivable                                (2,657,000)           (2,526,000)           (3,900,000)
             Prepaid taxes and expenses                            795,000              (363,000)              421,000
             Accounts and taxes payable                             27,000               700,000             3,546,000
             Accrued liabilities                                   538,000              (382,000)              384,000
             Other assets                                         (425,000)             (511,000)           (1,607,000)
                                                              ------------          ------------          ------------

     Net cash provided by operating activities                   6,493,000             7,235,000            12,091,000
                                                              ------------          ------------          ------------
CASH FLOWS FROM INVESTING ACTIVITIES

     Purchases of property and equipment                        (4,219,000)           (5,565,000)           (5,799,000)
                                                              ------------          ------------          ------------

     Net cash used in investing activities                      (4,219,000)           (5,565,000)           (5,799,000)
                                                              ------------          ------------          ------------
CASH FLOWS FROM FINANCING ACTIVITIES

     Proceeds and tax benefits from exercise of
       stock options                                             2,544,000             2,232,000             1,721,000
     Purchase of common stock                                                                               (9,461,000)
                                                              ------------          ------------          ------------

     Net cash provided by (used in) financing
       activities                                                2,544,000             2,232,000            (7,740,000)
                                                              ------------          ------------          ------------

Net increase (decrease) in cash and cash equivalents             4,818,000             3,902,000            (1,448,000)
Cash and cash equivalents at beginning of year                   8,393,000            13,211,000            17,113,000
                                                              ------------          ------------          ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                      $ 13,211,000          $ 17,113,000          $ 15,665,000
                                                              ============          ============          ============


See accompanying notes to consolidated financial statements.

                               CORVEL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization: CorVel Corporation (CorVel or the Company) provides services and programs nationwide that are designed to enable insurance carriers, third party administrators and employers with self-insured programs to administer, manage and control the cost of workers' compensation and other healthcare benefits.

         Basis of Presentation: The consolidated financial statements include the accounts of CorVel and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

         Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. Actual results could differ from those estimates.

         Cash and Cash Equivalents: Cash and cash equivalents consists of short-term highly-liquid investments with maturities of 90 days or less when purchased. The carrying amounts of the Company's financial instruments approximate their relative fair values at March 31, 1996 and 1997.

         Concentrations of Credit Risk: The Company performs periodic credit evaluations of its customers' financial condition and does not require collateral. No customer represented 10% of accounts receivable at March 31, 1996 and 1997. Receivables generally are due within 60 days. Credit losses relating to customers in the workers compensation insurance industry consistently have been within management's expectations.

         Property and Equipment: Additions to property and equipment are recorded. Depreciation and amortization are provided using the straight-line and accelerated methods over the estimated useful lives of the related assets which range from three to seven years.

         Long-Lived Assets: The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or to the unamoretized balance is warranted. Such evaluation is based principally on the expected utilization of the long-lived assets and the projected, undiscounted cash flows of the operations in which the long-lived assets are deployed.

         Other Assets: Other assets consists primarily of the excess of the purchase price over the estimated fair value of the net assets of businesses acquired (goodwill) and is being amortized using the straight-line method over periods not exceeding 40 years. Goodwill amounted to $3,636,000 (net of accumulated amortization of $754,000) at March 31, 1996 and 4,886,000 (net of accumulated amortization of $898,000) at March 31, 1997.

                               CORVEL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Revenue Recognition: The Company's revenues are recognized primarily as services are rendered based on time and expenses incurred. A certain portion of the Company's revenues are derived from fee schedule auditing which is based on the number of provider charges audited and, to a limited extent, on a percentage of savings achieved for the Company's clients. Accounts receivable includes $1,527,000 and $1,580,000 of unbilled receivables at March 31, 1996 and 1997, respectively. No one customer accounted for more than 10% of consolidated revenues during the years ended March 31, 1995, 1996 and 1997.

         Income Taxes: The consolidated financial statements reflect the application of Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes".

         Income Per Share: Income per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the year.

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Account Standards No. 128, "Earnings Per Share" (SFAS
128). SFAS 128 redefines the standards for computing earnings per share and is effective for the Company on March 31, 1998. The Company believes adoption of SFAS No. 128 will not have a material impact on future earnings per share calculations.

         Stock Option Plans: Effective April 1, 1996, the Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) and accordingly, is continuing to account for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. The adoption of SFAS No. 123 had no impact on the Company's consolidated results of operations or financial position.


NOTE B - PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at March 31:

                                                         1996             1997
                                                     -----------     -----------
Office equipment and computers                       $15,542,000     $19,875,000
Computer software                                      4,207,000       5,186,000
Leasehold improvements                                   613,000         784,000
                                                     -----------     -----------
                                                      20,362,000      25,845,000
Less: accumulated depreciation and amortization        8,894,000      12,745,000
                                                     -----------     -----------
                                                     $11,468,000     $13,100,000
                                                     ===========     ===========

                               CORVEL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997

NOTE C - ACCRUED LIABILITIES

         Accrued liabilities consists of the following at March 31:

                                        1996               1997
                                     ----------         ----------
Payroll and related benefits         $2,366,000         $2,891,000
Self-insurance reserves                 737,000            599,000
Other                                 1,143,000          1,140,000
                                     ----------         ----------
                                     $4,246,000         $4,630,000
                                     ==========         ==========

NOTE D - INCOME TAXES

         The income tax provision consists of the following for the three years ended March 31:

                                                         1995                 1996                 1997
                                                     -----------          -----------          -----------
Current - Federal                                    $ 3,172,000          $ 4,045,000          $ 4,212,000
Current - State                                          634,000              718,000              588,000
Utilization of net operating loss                       (538,000)
                                                     -----------          -----------          -----------
  Subtotal                                             3,268,000            4,763,000            4,800,000
                                                     -----------          -----------          -----------
Deferred - Federal                                       (37,000)            (102,000)             368,000
Deferred - State                                          (7,000)              23,000               52,000
                                                     -----------          -----------          -----------
  Subtotal                                               (44,000)             (79,000)             420,000
                                                     -----------          -----------          -----------
Utilization of net operating loss carryovers             538,000
                                                     -----------          -----------          -----------
                                                     $ 3,762,000          $ 4,684,000          $ 5,220,000
                                                     ===========          ===========          ===========

         Income tax benefits associated with the exercise of stock options were $991,000, $4,245,000 and $228,000 for fiscal 1995, 1996 ,and 1997, respectively.

         The following is a reconciliation of the income tax provision from the statutory federal income tax rate to the effective rate for the three years ended March 31:

                                                       1995                 1996                 1997
                                                   -----------          -----------          -----------
Income taxes at federal statutory rate             $ 3,377,000          $ 4,203,000          $ 4,808,000
State income taxes, net of federal benefit             399,000              446,000              423,000
Goodwill amortization                                   35,000               37,000               40,000
Other                                                  (49,000)              (2,000)             (51,000)
                                                   -----------          -----------          -----------
                                                   $ 3,762,000          $ 4,684,000          $ 5,220,000
                                                   ===========          ===========          ===========

                               CORVEL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997

NOTE D - INCOME TAXES (CONTINUED)

         Income taxes paid totaled $1,100,000, $1,193,000 and $1,683,000 for the years ended March 31, 1995, 1996, and 1997, respectively. At March 31, 1994, the Company had net operating loss (NOL's) carryforwards of $1,600,000 for income tax purposes. A valuation allowance of $538,000 was recorded in 1994 to offset the deferred tax assets related to the NOLs. This $538,000 valuation allowance was applied to additional paid-in capital in 1995 since the related NOLs were principally attributable to deductions for the exercise of non-qualified stock options in 1994.

         Deferred taxes at March 31, 1996 and 1997 are:

                                                       1996             1997
                                                   -----------      -----------
Deferred tax assets:
Accrued liabilities not currently deductible       $ 1,310,000      $   939,000
Allowance for doubtful accounts                        495,000          580,000
Other                                                  227,000          227,000
                                                   -----------      -----------
Deferred assets                                      2,032,000        1,746,000

Deferred tax liabilities:
Excess of tax under book basis of fixed assets      (1,370,000)      (1,504,000)
                                                   -----------      -----------
Deferred liability                                  (1,370,000)      (1,504,000)
                                                   -----------      -----------
Net deferred tax asset                             $   662,000      $   242,000
                                                   ===========      ===========

NOTE E - STOCK OPTION PLANS

         The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting of its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

         Under the Company's Restated 1988 Executive Stock Option Plan, as amended, options for up to 1,535,000 shares of the Company's common stock may be granted to key employees, nonemployee directors and consultants at prices not less than 85% of the fair value of the stock at the date of grant as determined by the Board. Options granted under the Plan may be either incentive stock options or non-statutory stock options and are generally exercisable beginning one year from the date of grant and vest monthly thereafter for three years. In addition to the aforementioned Plan, the Company's President was issued an option to purchase 750,000 shares of common stock at an exercise price of $.0001 per share in January 1988. As of March 31, 1997, all of these options have vested and options to purchase 60,000 shares of common stock are outstanding.

                               CORVEL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997

NOTE E - STOCK OPTION PLANS (CONTINUED)

         Summarized information for all of the stock options follows:

                                                   1995          1996         1997
                                                --------      --------       -------
Options outstanding at the
  beginning of the year                          903,867       827,018       423,411
Options granted                                   88,850        81,300       126,450
Options exercised                               (147,421)     (468,572)      (81,139)
Options canceled                                 (18,278)      (16,335)      (12,890)
                                                --------      --------      --------

Options outstanding at the end of the year       827,018       423,411       455,832
                                                ========      ========      ========

During the year
Weighted average price of options granted       $  22.26      $  25.19      $  28.48
Weighted average price of options exercised     $   4.36      $   2.54      $  11.71
Weighted average price of options cancelled     $  15.25      $  18.40      $  22.80

At the end of the year:
                                                  $.0001-       $.0001-       $.0001-
Price range of outstanding options                $26.50        $31.50        $31.50
Weighted average price per share                  $ 7.38        $15.73        $19.77
Options available for future grants              266,988       202,444       288,884
Exercisable options                              622,348       242,575       244,881

         The following table summarizes the status of fixed stock options outstanding and exercisable at March 31, 1997:

                                                           Outstanding                        Exercisable
                                           Weighted          Options-                           Options-
                                           Average           Weighted                           Weighted
                         Number of        Remaining          Average         Number of          Average
   Range of             Outstanding      Contractual         Exercise       Exercisable         Exercise
Exercise Prices           Options            Life             Price           Options            Price
---------------         -----------      -----------       -----------      -----------       -----------
$.0001-$.0001              60,000         .76 years          $.0001            60,000           $.0001
 10.75- 15.00              71,640         .81 years           12.67            69,859            12.72
 17.00- 23.00             148,002        2.70 years           21.07            95,299            20.88
 25.50- 31.50             176,190        5.11 years           28.33            19,723            27.79
                        ----------------------------------------------------------------------------------
Total                     455,832        3.08 years          $19.77           244,881           $13.99
                        ==================================================================================

                               CORVEL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997

NOTE E - STOCK OPTION PLANS (CONTINUED)

         The Company has adopted the disclosure-only provisions of SFAS No. 123. Had compensation cost for the Company's stock option and stock purchase plans been recorded consistent with the provisions of SFAS No. 123, pro forma net income would have been reduced to $7,251,000 and $8,315,000 from $7,325,000 and $8,516,000 for the years ended March 31, 1996 and 1997, respectively. Pro forma earnings per share would have been reduced to $1.55 and $1.77 from $1.57 and $1.82 for the years ended March 31, 1996 and 1997, respectively.

         The fair value of each plan is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for fiscal 1996: expected volatility of 0.45; risk free interest rate of 6.4%. The following weighted average assumptions were used for fiscal 1997: expected volatility of 0.41; risk free interest rate of 6.4%. The assumptions for both years reflect no dividend yield and a weighted average option life of three years.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjecting assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

         Because SFAS 123 is applicable only to the Company's options granted subsequent to April 1, 1995, its proforma effect will not be fully reflected until 1999. The aforementioned results are not likely to be representative of the effects of applying SFAS 123 on reported net income for future years as these amounts reflect the expense for only one or two years of vesting.

NOTE F - EMPLOYEE STOCK PURCHASE PLAN

         The Company maintains an Employee Stock Purchase Plan which allows employees of the Company and its subsidiaries to purchase shares of common stock on the last day of two six-month purchase periods (i.e. March 31 and September
30) at a purchase price which is 85% of the closing sale price of shares as quoted on NASDAQ on the first or last day of such purchase period, whichever is lower. Employees are allowed to participate up to 20% of their gross pay. A maximum of 150,000 shares has been authorized for issuance under the plan. As of March 31, 1997, 114,141 shares had been issued pursuant to the plan. Summarized plan information is as follows:

                                      1995             1996             1997
                                    --------         --------         --------
Employee contributions              $374,000         $444,000         $536,000
Shares acquired                       19,634           18,384           23,039
Average purchase price                $19.02           $24.15           $23.27

                               CORVEL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997

NOTE G - TREASURY STOCK

         In August 1996, the Company announced that its Board of Directors had approved a plan to repurchase up to 100,000 shares, or approximately 2% of the Company's then outstanding Common Stock. The Company's Board of Directors subsequently increased the number of shares authorized to repurchase to a total 550,000 shares, or approximately 12% of the Company's stock. Through March 31, 1997, the Company had repurchased 357,000 shares of its common stock for $9,461,000, at prices ranging from $24.63 to $30.00 per share, with an average price of $26.50. The stock was recorded as treasury stock, at cost, and is available for general corporate purposes. The repurchases were financed from cash generated from operations.

NOTE H - COMMITMENTS AND CONTINGENCIES

         The Company leases office facilities under noncancelable operating leases. Future minimum rental commitments under operating leases at March 31, 1997 are $4,013,000 in fiscal 1998, $2,896,000 in fiscal 1999, $2,166,000 in fiscal 2000, $1,194,000 in fiscal 2001, $547,000 in fiscal 2002, and $69,000 thereafter. Total rental expense of $3,559,000, $3,901,000, and $4,573,000 was charged to operations for the years ended March 31, 1995, 1996, and 1997, respectively.

         The Company is involved in litigation arising in the normal course of business. The Company believes that resolution of these matters will not result in any payment that, in the aggregate, would be material to the financial position and results of the operations of the Company.

NOTE I - SAVINGS PLAN

         The Company maintains a retirement savings plan for its employees which is a qualified plan under section 401(k) of the Internal Revenue Code. Full-time employees that meet certain requirements are eligible to participate in the plan. Contributions are made annually primarily at the discretion of the Company's Board of Directors. Contributions of $157,000, $50,000, and $135,000, were charged to operations for the years ended March 31, 1995, 1996, and 1997, respectively.

                               CORVEL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997

NOTE J - SHAREHOLDER RIGHTS PLAN

         During fiscal 1997, the Company's Board of Directors approved the adoption of a Shareholder Rights Plan. The Rights Plan, which is similar to rights plans adopted by numerous other public companies, provides for a dividend distribution to CorVel stockholders of one preferred stock purchase "Right" for each outstanding share of CorVel's common stock. The Rights are designed to assure that all stockholders receive fair and equal treatment in the event of any proposed takeover of the company and to encourage a potential acquirer to negotiate with the Board of Directors prior to attempting a takeover. The Rights have an exercise price of $125.00 per Right, subject to subsequent adjustment. Initially, the Rights will trade with the company's common stock, wand will not be exercisable until the occurrence of certain takeover-related events. The issuance of the Rights has no dilutive effect on the Company's earnings per share.

NOTE K - QUARTERLY RESULTS

         The following is a summary of unaudited results of operations for the two years ended March 31, 1996 and 1997:


                                                                                Net income per
                                                Gross             Net          common and common     Weighted common
                               Revenues         Margin           income        equivalent share     equivalent shares
                             -----------      ----------        ---------      -----------------    -----------------
FISCAL YEAR ENDED
MARCH 31, 1997:

First Quarter                $26,779,000      $4,856,000       $1,701,000             $.37              4,592,000
Second Quarter                26,863,000       4,989,000        1,818,000              .39              4,661,000
Third Quarter                 27,082,000       5,127,000        1,887,000              .40              4,718,000
Fourth Quarter                28,328,000       5,143,000        1,919,000              .41              4,724,000

FISCAL YEAR ENDED
MARCH 31, 1997:

First Quarter                $29,851,000      $5,390,000       $2,042,000             $.43              4,759,000
Second Quarter                29,719,000       5,488,000        2,092,000              .44              4,760,000
Third Quarter                 30,441,000       5,681,000        2,177,000              .46              4,736,000
Fourth Quarter                31,693,000       5,822,000        2,205,000              .49              4,501,000

                                  SCHEDULE II

                               CORVEL CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS

                                                      Additions
                                       Balance at     Charged to
                                       Beginning      Costs and                     Balance at
                                        of Year       Expenses      Deductions     End of Year
                                       ----------     ----------    -----------    -----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Year Ended March 31, 1997:             $1,268,000     $1,763,000    $(1,345,000)    $1,686,000
Year Ended March 31, 1996:                825,000        500,000        (57,000)     1,268,000
Year Ended March 31, 1995:                725,000        100,000             --        825,000

                                  EXHIBIT INDEX

EXHIBIT
  NO.               TITLE                                       METHOD OF FILING
-------             -----                                       ----------------
3.1       Certificate of Incorporation of the         Incorporated herein by reference to Exhibit 3.1 to
          Company                                     the Company's Registration Statement on Form S-1
                                                      Registration No. 33-40629.

                                                      Incorporated herein by reference to Exhibit 3.2 to
3.2       Bylaws of the Company                       the Company's Registration Statement on Form S-1
                                                      Registration No. 33-40629.

10.1      Lease Agreement of the Company's executive  Incorporated herein by reference to Exhibit 10.1 to
          office in Irvine, California                the Company's Annual Report on Form 10-K for the
                                                      fiscal year ended March 31, 1993.

10.2      Lease Agreement of the Company's office in  Incorporated herein by reference to Exhibit 10.5 to
          Richmond, Virginia                          the Company's Registration Statement on Form S-1
                                                      Registration No. 33-40629.

10.3      Nonqualified Stock Option Agreement         Incorporated herein by reference to Exhibit 10.6 to
          between V. Gordon Clemons, the Company and  the Company's Registration Statement on Form S-1
          North Star together with all amendments     Registration No. 33-40629.
          and addendums thereto

10.4      Supplementary Agreement between V. Gordon   Incorporated herein by reference to Exhibit 10.7 to
          Clemons, the Company and North Star         the Company's Registration Statement on Form S-1
                                                      Registration No. 33-40629.

10.5      Amendment to Supplementary Agreement        Incorporated herein by reference to Exhibit 10.5
          between Mr. Clemons, the Company and        to the Company's Annual Report on Form 10-K for the
          North Star                                  fiscal year ended March 31, 1992.

10.6      Restated 1988 Executive Stock Option        Incorporated herein by reference to Exhibit 10.6 to
          Plan, as amended                            the Company's Annual Report on Form 10-K for the
                                                      fiscal year ended March 31, 1995.

10.7      Form of Notice of Grant of Stock Option     Incorporated herein by reference to Exhibit 10.7 to
          Under the Restated 1988 Executive           the Company's Annual Report on Form 10-K for the
          Stock Option                                fiscal year ended March 31, 1994.

10.8      Form of Stock Option Agreement under        Incorporated herein by reference to Exhibit 10.8 to
          the Restated 1988 Executive Stock           the Company's Annual Report on Form 10-K for the
          Option Plan                                 fiscal year ended March 31, 1994.


EXHIBIT
  NO.                        TITLE                              METHOD OF FILING
-------                      -----                              ----------------
10.9      Form of Notice of Exercise under the        Incorporated herein by reference to Exhibit 10.9 to
          Restated 1988 Executive Stock Option Plan   the Company's Annual Report on Form 10-K for the
                                                      fiscal year ended March 31, 1994.

10.10     Employment Agreement of V. Gordon Clemons   Incorporated herein by reference to Exhibit 10.12
                                                      to the Company's Registration Statement on Form S-1
                                                      Registration No. 33-40629.

10.11     Restated 1991 Employee Stock Purchase       Incorporated herein by reference to Exhibit 10.11 in
          Plan, as amended                            the Company's Annual Report on Form 10-K for the
                                                      fiscal year ended March 31, 1995.

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

10.14     Fidelity Master Plan for Savings            Incorporated herein by reference to Exhibits 10.16
          and Investment, and amendments              and 10.16A to the Company's Registration Statement
                                                      on Form S-1 Registration No. 33-40629.

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
  NO.                        TITLE                              METHOD OF FILING
-------                      -----                              ----------------
10.17     Agreement between the Company and           Incorporated herein by reference to Exhibit 10.19
          AMAEV/VSB 1990 NV                           to the Company's Annual Report on Form 10-K for the
                                                      fiscal year ended March 31, 1992.

10.18     Daniel Davis Severance Arrangement          Incorporated herein by reference to the Company's
                                                      Annual Report on Form 10-K for the fiscal year
                                                      ended March 31, 1993.

10.19     Form S-3 Registration Agreement with        Incorporated herein by reference to the Company's
          North Star Universal, Inc.                  Annual Report on Form 10-K for the fiscal year
                                                      ended March 31, 1993.

10.20     Shareholder Rights Plan                     Incorporated herein by reference to the Company's
                                                      Form 8-K filed on February 28, 1997.

11.1      Computation of Earnings Per Share           Attached.

21.1      Subsidiaries of the Company                 Attached.

23.1      Consent of Independent Auditors             Attached.

27        Financial Data Schedule