Form 10-Q
period 1997-06-30
CORVEL CORP
filed 1997-08-14
CIK 874866

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


          For this transition period from             to
                                          -----------     ------------

                         Commission file number O-19291


                               CORVEL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                 33-0282651
---------------------------------              ---------------------------------
  (State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)


  2010 Main Street, Suite 1020
           Irvine, CA                                        92614
---------------------------------------        --------------------------------
(Address of principal executive office)                    (zip code)


Registrant's telephone number, including code:      (714) 851-1473
                                                 --------------------

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

The number of shares outstanding of the registrant's Common Stock, $0.0001 Par Value, as of June 30, 1997 was 4,230,000 shares.

                               CORVEL CORPORATION

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

Consolidated Balance Sheets - March 31, 1997 (audited) and June 30, 1997 (unaudited)- Page 3 of 12

Consolidated Statements of Income -- Three months ended June 30, 1996 and 1997 (both unaudited) - Page 4 of 12

Consolidated Statements of Cash Flows -- Three months ended June 30, 1996 and 1997 (both unaudited) - Page 5 of 12

Notes to Consolidated Financial Statements (unaudited) --June 30, 1997 - Page 6 of 12

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Pages 7 through 10 of 12

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings - Page 11 of 12
         ------------------

Item 2.  Changes in Securities - Page 10 of 12
         ---------------------

Item 3.  Defaults upon Senior Securities - Page 10 of 12
         -------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders - Pages 10 of 12
         ---------------------------------------------------

Item 5.  Other Information - Page 10 of 12
         -----------------

Item 6.  Exhibits and Reports on Form 8-K - page 10 of 12
         --------------------------------

Part I - Financial Information

Item 1.  Financial Statements

CORVEL CORPORATION
CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 1997 AND JUNE 30, 1997

                                                             March 31, 1997       June 30, 1997
                                                             --------------       -------------
                                                               (audited)           (unaudited)
ASSETS

Current Assets
Cash and cash equivalents                                    $ 15,665,000         $ 12,429,000
Accounts receivable, net                                       22,294,000           24,080,000
Prepaid taxes and expenses                                        124,000               61,000
Deferred income taxes                                           1,746,000              500,000
                                                             ------------         ------------
     Total current assets                                      39,829,000           37,070,000
                                                             ------------         ------------

Property and Equipment, Net                                    13,100,000           13,996,000

Other Assets                                                    5,895,000            6,468,000
                                                             ------------         ------------
          TOTAL ASSETS                                       $ 58,824,000         $ 57,534,000
                                                             ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts and income taxes payable                            $  6,603,000         $  5,475,000
Accrued liabilities                                             4,630,000            5,364,000
                                                             ------------         ------------
     Total current liabilities                                 11,233,000           10,839,000
                                                             ------------         ------------

Deferred income taxes                                           1,504,000            1,553,000

Stockholders' Equity
Common stock                                                           --                   --
Paid-in-capital                                                28,122,000           28,219,000
Treasury Stock, (357,000 shares at March 31, 1997 and
  479,900 shares at June 30, 1997)                             (9,461,000)         (12,779,000)
Retained earnings                                              27,426,000           29,701,000
                                                             ------------         ------------
     Total stockholders' equity                                46,087,000           45,142,000
                                                             ------------         ------------

        TOTAL LIABILITIES AND EQUITY                         $ 58,824,000         $ 57,534,000
                                                             ============         ============


See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
INCOME STATEMENT

FISCAL YEAR ENDING FISCAL MARCH  31, 1998
FIRST QUARTER ENDING  JUNE 30, 1997

                                                         Three months ending June 30,
                                                         ----------------------------
                                                            1996             1997
                                                         -----------     -----------
REVENUES                                                 $29,851,000     $34,024,000

Cost of revenues                                          24,461,000      27,557,000
                                                         -----------     -----------

Gross profit                                               5,390,000       6,467,000

General and administrative expenses                        2,096,000       2,798,000
                                                         -----------     -----------

Income before income taxes                                 3,294,000       3,669,000

Income tax provision                                       1,252,000       1,394,000
                                                         -----------     -----------

NET INCOME                                               $ 2,042,000     $ 2,275,000
                                                         ===========     ===========

Net income per common and common equivalent share        $       .43     $       .52
                                                         ===========     ===========
Weighted average common and common equivalent shares       4,759,000       4,375,000


See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED JUNE 30, 1996, AND 1997


                                                         Three months ended June 30,
                                                        -----------------------------
                                                            1996              1997
                                                        ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME                                              $  2,042,000     $  2,275,000

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation and amortization                                982,000        1,214,000

Changes in operating assets and liabilities
Accounts receivable                                       (1,510,000)      (1,786,000)
Prepaid taxes and expenses                                   366,000           63,000
Accounts and income taxes payable                            (62,000)      (1,128,000)
Accrued liabilities                                           53,000          734,000
Deferred income taxes                                        530,000        1,197,000
Other assets                                              (1,153,000)        (524,000)
                                                        ------------     ------------
Net cash provided by operating activities                  1,248,000        2,045,000
                                                        ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment                       (1,396,000)      (2,061,000)
                                                        ------------     ------------
Net cash used in investing activities                     (2,771,000)      (2,061,000)
                                                        ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of Treasury Stock                                                 (3,317,000)

Sale of common and exercise of stock options and
  related tax benefits                                       675,000           97,000
                                                        ------------     ------------
Net cash provided by financing activities                    675,000       (3,220,000)
                                                        ------------     ------------
INCREASE (DECREASE) IN CASH:                                 527,000       (3,236,000)

Cash and cash equivalents at beginning                    17,113,000       15,665,000
                                                        ------------     ------------
Cash and cash equivalents at end                        $ 17,640,000     $ 12,429,000
                                                        ============     ============


See accompanying notes to consolidated financial statements.

                               CORVEL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1997 (UNAUDITED)

A.  Basis of Presentation

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended March 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended March 31, 1997 included in the Company's registration statement on Form 10-K.

B.  Earnings per Share

    Earnings per common and common equivalent shares were computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the quarter. For calculation of the common and common equivalent shares, see Exhibit 11 included herein.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following table contains certain financial data as a percentage of revenues:


Three months ended June 30:                  1996        1997
---------------------------                  ----        ----
Revenues                                     100.0%     100.0%
Cost of services                              81.9       81.0
                                             -----      -----
Gross profit                                  18.1       19.0
                                             -----      -----
General and administrative                     7.0        8.2
                                             -----      -----
Income from operations                        11.1       10.8
                                             -----      -----
Income tax provision                           4.2        4.1
                                             -----      -----
NET INCOME                                     6.9%       6.7%
                                             =====      =====

Revenues for the three months ended June 30, 1997 increased by $4.2 million to $34.0 million, an increase of 14% over the $29.9 million revenue for the comparable period in the prior fiscal year. The increase in revenues is primarily attributable to a 20% increase in patient management revenue along with a 7% increase in provider revenues. The growth in the Company's revenue was lower than experienced by the Company in previous years. This slower growth rate in the current quarter was partially attributable to the reduction in the growth rate of healthcare expenditures on a national level which helped contribute to a reduction in the growth of the amount of claims processed by the Company.

Cost of revenues for the three months ended June 30, 1997 declined to 81.0% from 81.9% for the three months ended June 30, 1996. The gross profit margin increased due to increase operating efficiencies in the Company's patient management services, offset by pricing pressures in portions of the MedCheck business.

General and administrative expenses as a percentage of revenues increased from 7.0% for the quarter ending June 30, 1996, to 8.2% for the quarter ending June 30, 1996. This increase in primarily attributable to in certain general and administrative expenses (including settlement of litigation and increased period costs for systems due to the installation of a wide area network (i.e. WAN)). General and administrative expenses were $2.8 million for the three months ended June 30, 1997 compared to $2.1 million for the three months ended June 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its operations and capital expenditures primarily from cash flow from operations. During the quarter ending June 30, 1997, net working capital decreased by $2.4 million, from $28.6 million at March 31, 1997 to $26.2 million at June 30, 1997. This decrease was primarily to the repurchase of $3,300,000 of the Company's common stock during the quarter ending June 30, 1997. As of June 30, 1997, the Company had $12.4 million in cash, primarily in short-term highly-liquid investments with maturities of 90 days or less. The Company has historically required substantial capital to fund the growth of its operations, particularly working capital to fund the growth in accounts receivable and capital additions. The Company believes, however, that the cash balance at June 30, 1997 along with anticipated internally generated funds will be sufficient to meet the Company's expected cash requirements for at least the next twelve months.

CAUTIONARY STATEMENT REGARDING RISK FACTORS

         Certain statements contained in the Company's Annual Report on Form 10-K for the year ended March 31, 1997, Quarterly Report on Form 10-Q for the quarter ending June 30, 1997, as well as the Company's Annual Report for the year ending March 31, 1997, such as statements concerning the development of new services, possible legislative changes, and other statements contained herein regarding matters that are not historical facts, are forward-looking statements (as such term is defined in the Securities Act of 1933, as amended). Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

         Past financial performance is not necessarily a reliable indicator of future performance, and investors should not use historical performance to anticipate results or future period trends. Factors that could cause actual results to differ materially include, but are not limited to, those discussed below. In addition, reference is made to the Company's most recent annual report for the fiscal year ending March 31, 1997.

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

         The Company expects that a considerable amount of its future growth will depend on its ability to process and manage claims data more efficiently and to provide more meaningful healthcare information to customers and payors of healthcare. There is no assurance that the Company will be able to develop, license or otherwise acquire software to address these market demands as well or as timely as its competitors

         POSSIBLE VOLATILITY OF STOCK PRICE. The market price of the Company's Common Stock following this offering may be highly volatile. Factors such as variations in the Company's revenues, earnings and cash flow, general market trends in the workers' compensation managed care market, and announcements of innovations by the Company or its competitors could cause the market price of the Common Stock to fluctuate substantially. Specifically, the quarter to quarter percentage growth in operating results for the Company's six most recently completed fiscal quarters was lower than the growth rates historically experienced by the Company. The Company's slower growth rate in those quarters was partially attributable to a reduction in the growth rate of health care expenditures nationally, contributing to a reduction in the growth of claims processed by the Company. There can be no assurance that the Company's growth rate in the future, if any, will be at or near historical levels.

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

ITEM 2 - CHANGES IN SECURITIES - None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None.

ITEM 5 - OTHER INFORMATION - None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K:

         (a)    Exhibit 11      Computation of Per Share Earnings
                Exhibit 27      Financial Data Schedule

         (b)    Reports on Form 8-K - None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                           CORVEL CORPORATION

                                           By: /s/ V. GORDON CLEMONS
                                               ---------------------------------
                                               V. Gordon Clemons, Chairman of
                                               the Board, Chief Executive
                                               Officer, and President

                                           By: /s/ RICHARD J. SCHWEPPE
                                               ---------------------------------
                                               Richard J. Schweppe,
                                               Chief Financial Officer

August 12, 1997