Form 10-Q
period 1997-09-30
CORVEL CORP
filed 1997-11-13
CIK 874866

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

          For this transition period from ____________ to ____________

                         Commission file number O-19291
                                                -------

                               CORVEL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                       33-0282651
--------------------------------                       -------------------
 (State or other jurisdiction                             (IRS Employer
of incorporation or organization)                      Identification No.)

     2010 Main Street, Suite 1020
             Irvine, CA                                      92614
---------------------------------------                -------------------
(Address of principal executive office)                    (zip code)

Registrant's telephone number, including code:     (714) 851-1473
                                                   --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of . 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                YES  X  NO
                                    ---    ---


The number of shares outstanding of the registrant's Common Stock, $0.0001 Par Value, as of September 30, 1997 was 4,187,000 shares.

                               CORVEL CORPORATION

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

Consolidated Balance Sheets - March 31, 1997 (audited) and September 30, 1997 (unaudited)- Page 3

Consolidated Statements of Income -- Three months ended September 30, 1996 and 1997 (both unaudited) - Page 4

Consolidated Statements of Income -- Six months ended September 30, 1996 and 1997 (both unaudited) - Page 5

Consolidated Statements of Cash Flows -- Three months ended September 30, 1996 and 1997 (both unaudited) - Page 6

Notes to Consolidated Financial Statements (unaudited) -- September 30, 1997 - Page 7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Pages 8 through 11
        -----------------------------------------------------------------------


PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings - Page 12
         ------------------

Item 2.  Changes in Securities - Page 12
         ---------------------

Item 3.  Defaults upon Senior Securities - Page 12
         -------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders - Page 12
         ---------------------------------------------------

Item 5.  Other Information - Page 12
         -----------------

Item 6.  Exhibits and Reports on Form 8-K - Page 12
         --------------------------------

Part I - Financial Information

Item 1. Financial Statements

CORVEL CORPORATION

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 1997 AND SEPTEMBER 30, 1997

                                                         March 31,      September 30,
                                                           1997            1997
                                                       ------------     ------------
                                                        (audited)       (unaudited)
ASSETS

Current Assets
Cash and cash equivalents                              $ 15,665,000     $ 11,203,000
Accounts receivable, net                                 22,294,000       25,336,000
Prepaid taxes and expenses                                  124,000          127,000
Deferred income taxes                                     1,746,000          500,000
                                                       ------------     ------------
     Total current assets                                39,829,000       37,166,000
                                                       ------------     ------------
Property and Equipment, Net                              13,100,000       14,446,000
Other Assets                                              5,895,000        6,444,000
                                                       ------------     ------------
          TOTAL ASSETS                                 $ 58,824,000     $ 58,056,000
                                                       ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable                                       $  6,603,000     $  4,747,000
Accrued liabilities                                       4,630,000        6,339,000
                                                       ------------     ------------
     Total current liabilities                           11,233,000       11,086,000
                                                       ------------     ------------
Deferred income taxes                                     1,504,000        1,644,000

Stockholders' Equity
Common stock                                                     --               --
Paid-in-capital                                          28,122,000       29,308,000
Treasury Stock, (357,000 shares at March 31, 1997
  and 580,000 shares at September 30, 1997)              (9,461,000)     (16,064,000)
Retained earnings                                        27,426,000       32,082,000
                                                       ------------     ------------
     Total stockholders' equity                          46,087,000       45,326,000
                                                       ------------     ------------
        TOTAL LIABILITIES AND EQUITY                   $ 58,824,000     $ 58,056,000
                                                       ============     ============

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

INCOME STATEMENT
FISCAL YEAR ENDING FISCAL MARCH  31, 1998
SECOND QUARTER ENDING SEPTEMBER 30, 1997

                                                             Three months ending
                                                                 September 30,
                                                         ---------------------------
                                                             1996            1997
                                                         -----------     -----------
REVENUES                                                 $29,719,000     $34,683,000

Cost of Revenues                                          24,231,000      28,208,000
                                                         -----------     -----------

Gross profit                                               5,488,000       6,475,000

General and administrative expenses                        2,114,000       2,634,000
                                                         -----------     -----------

Income before income taxes                                 3,374,000       3,841,000

Income tax provision                                       1,282,000       1,460,000
                                                         -----------     -----------

NET INCOME                                               $ 2,092,000     $ 2,381,000
                                                         ===========     ===========

Net income per common and common equivalent share        $       .44     $       .55
                                                         ===========     ===========
Weighted average common and common equivalent shares       4,760,000       4,326,000
                                                         ===========     ===========


See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

INCOME STATEMENT
FISCAL YEAR ENDING FISCAL MARCH  31, 1998
SIX MONTHS ENDING SEPTEMBER 30, 1997

                                                            Six months ending
                                                               September 30,
                                                        ---------------------------
                                                            1996            1997
                                                        -----------     -----------
REVENUES                                                $59,570,000     $68,707,000

Cost of Revenues                                         48,692,000      55,765,000
                                                        -----------     -----------

Gross profit                                             10,878,000      12,942,000

General and administrative expenses                       4,210,000       5,432,000
                                                        -----------     -----------

Income before income taxes                                6,668,000       7,510,000

Income tax provision                                      2,534,000       2,854,000
                                                        -----------     -----------

NET INCOME                                              $ 4,134,000     $ 4,656,000
                                                        ===========     ===========

Net income per common and common equivalent share       $       .87     $      1.07
                                                        ===========     ===========

Weighted average common and common equivalent shares      4,760,000       4,351,000
                                                        ===========     ===========


See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED SEPTEMBER 30, 1996 AND 1997

                                                          Three months ended
                                                             September 30,
                                                     -----------------------------
                                                         1996              1997
                                                     ------------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES

NET INCOME                                           $  4,134,000      $  4,656,000

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation and amortization                           1,987,000         2,484,000

Changes in operating assets and liabilities
Accounts receivable                                    (1,870,000)       (3,042,000)
Prepaid taxes and expenses                                383,000            (3,000)
Accounts payable                                          539,000        (1,856,000)
Accrued liabilities                                       653,000         1,709,000
Income taxes payable                                    1,792,000         1,246,000
Other assets                                           (1,329,000)         (459,000)
                                                     ------------      ------------
Net cash provided by  operating activities              6,289,000         4,735,000
                                                     ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES

Additions to property and equipment                    (2,469,000)       (3,780,000)
                                                     ------------      ------------
Net cash used in investing activities                  (2,469,000)       (3,780,000)
                                                     ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES

Purchase of Treasury Stock                                               (6,603,000)
Sale of common and exercise of stock options
  and related tax benefits                              1,189,000         1,186,000
                                                     ------------      ------------
Net cash provided by financing activities               1,189,000        (5,417,000)
                                                     ------------      ------------

INCREASE (DECREASE) IN CASH:

Cash and cash equivalents at beginning                  5,009,000        (4,462,000)
Cash and cash equivalents at end                       17,113,000        15,665,000
                                                     ------------      -----------
                                                     $ 22,122,000      $ 11,203,000
                                                     ============      ============

See accompanying notes to consolidated financial statements.

                               CORVEL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1997 (UNAUDITED)

A.  Basis of Presentation
    ---------------------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended March 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended March 31, 1997 included in the Company's registration statement on Form 10-K.

B.  Earnings per Share
    ------------------

     Earnings per common and common equivalent shares were computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the quarter. For calculation of the common and common equivalent shares, see Exhibit 11 included herein.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        -----------------------------------------------------------

RESULTS OF OPERATIONS

The following table contains certain financial data as a percentage of revenues:

       Three months ended Sept. 30:      1996       1997
       ----------------------------      ----       ----
       Revenues                         100.0%     100.0%
       Cost of services                  81.6       81.3
                                        -----      -----
       Gross profit                      18.4       18.7
                                        -----      -----
       General and administrative         7.1        7.6
                                        -----      -----
       Income from operations            11.3       11.1
                                        -----      -----
       Income tax provision               4.3        4.2
                                        -----      -----
       NET INCOME                         7.0%       6.9%
                                        =====      =====


       Six months ended Sept. 30:        1996       1997
       --------------------------        ----       ----
       Revenues                         100.0%     100.0%
       Cost of services                  81.7       81.2
                                        -----      -----
       Gross profit                      18.3       18.8
                                        -----      -----
       General and administrative         7.1        7.9
                                        -----      -----
       Income from operations            11.2       10.9
                                        -----      -----
       Income tax provision               4.3        4.2
                                        -----      -----
       NET INCOME                         6.9%       6.7%
                                        =====      =====

        Revenues for the three months ended September 30, 1997 increased by $4.96 million to $34.7 million, an increase of 17% over the $29.7 million revenue for the comparable period in the prior fiscal year. The increase in revenues is primarily attributable to a 28% increase in patient management revenue along with a 5% increase in provider revenues. Case management revenue grew to $19.6 million from $15.4 million in the prior year, an increase of $4.2 million. The increase in patient management is primarily due to a few national case management contracts which the company was awarded during the past year.

        Revenues for the six months ended June 30, 1997 increased by $9.1 million to $68.7 million, an increase of 15% over the $59.6 million revenue for the comparable period in the prior fiscal year. The increase in revenues is primarily attributable to a 24% increase in patient management revenue along with a 6% increase in provider revenues. Case management revenue grew to $38.1 million from $30.7 million in the prior year, an increase of $7.4 million. The increase in patient management is primarily due to a few national case management contracts which the company was awarded during the past year.

        Cost of revenues for the three months ended September 30, 1997 remained relatively unchanged at 18.7% compared to 18.4% for the prior year. Cost of revenues for the six months ending September 30, 1997 increased to 18.8% from 18.3% for the same period in the prior year. The gross profit margin increased due to increased productivity in the Company's patient management services, offset by pricing pressures in portions of the provider program business.

        General and administrative expenses as a percentage of revenues increased from 7.1% for the quarter ending September 30, 1996, to 7.6% for the quarter ending September 30, 1997. This increase in primarily attributable to in certain general and administrative expenses (including increased period costs for systems due to the installation of a wide area network (WAN). General and administrative expenses as a percentage of revenues increased from 7.2% for the six months ending September 30, 1996, to 7.9% for the six months ending September 30, 1997.

        LIQUIDITY AND CAPITAL RESOURCES

        The Company has funded its operations and capital expenditures primarily from cash flow from operations. During the six months ending September 30, 1997, net working capital decreased by $2.4 million, from $28.6 million at March 31, 1997 to $27.2 million at September 30, 1997. This decrease was primarily to the repurchase of $6.6 million of the Company's common stock during the six months ending September 30, 1997. As of September 30, 1997, the Company had $11.2 million in cash, primarily in short-term highly-liquid investments with maturities of 90 days or less. The Company has historically required substantial capital to fund the growth of its operations, particularly working capital to fund the growth in accounts receivable. The Company believes, however, that the cash balance at September 30, 1997 along with anticipated internally generated funds will be sufficient to meet the Company's expected cash requirements for at least the next twelve months.

        CAUTIONARY STATEMENT REGARDING RISK FACTORS

                 Certain statements contained in the Company's Annual Report on Form 10-K for the year ended March 31, 1997, Quarterly Report on Form 10-Q for the quarter ending September 30, 1997, as well as the Company's Annual Report for the year ending March 31, 1997, such as statements concerning the development of new services, possible legislative changes, and other statements contained herein regarding matters that are not historical facts, are forward-looking statements (as such term is defined in the Securities Act of 1933, as amended). Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

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

                  POSSIBLE LITIGATION AND LEGAL LIABILITY. The Company, through its utilization management services, makes recommendations concerning the appropriateness of providers' medical treatment plans of patients throughout the country, and it could share in potential liabilities for adverse medical consequences. The Company does not grant or deny claims for payment of benefits and the Company does not believe that it engages in the practice of medicine or the delivery of medical services. There can be no assurance, however, that the Company will not be subject to claims or litigation related to the grant or denial of claims for payment of benefits or allegations that the Company engages in the practice of medicine or the delivery of medical services. In addition, there can be no assurance that the Company will not be subject to other litigation that may adversely affect the Company's business or results of operations. The Company maintains professional liability insurance and such other coverages as the Company believes are reasonable in light of the Company's experience to date. There can be no assurance, however, that such insurance will be sufficient or available in the future at reasonable cost to protect the Company from liability.

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

        ITEM 2 - CHANGES IN SECURITIES - None.

        ITEM 3 - DEFAULTS UPON SENIOR SECURITIES - None.

        ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

                At the Company's regularly scheduled annual meeting, held on August 7, 1997, the shareholders approved the elections of V. Gordon Clemons, Peter E. Flynn, Steven J. Hamerslag, R. Judd Jessup, and Jeffery J. Michael, with 3,538,072 shares, 3,537,578 shares, 3,538,124 shares, 3,537,424 shares, and 3,536,924 shares, respectively. At this meeting, the shareholders also approved amendments to the Company's Restated 1988 Executive Stock Option Plan (2,788,160 votes for, 440,636 votes against), approved amendments to the 1991 Employee Stock Purchase Plan (3,264,954 votes for, 9,455 votes against), and approved amendments to the Company's Certificate of Incorporation (2,347,549 votes for, 813,052 votes against).

        ITEM 5 - OTHER INFORMATION - None.

        ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

                 Exhibit 11 -- Computation of Per Share Earnings.
                 Exhibit 27 -- Financial Data Schedule.



        SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                            CORVEL CORPORATION

                                            By: /s/ V. GORDON CLEMONS
                                                ---------------------------
                                                    V. Gordon Clemons,
                                                    Chairman of the Board,
                                                    Chief Executive Officer,
                                                    and President

                                            By: /s/ Richard J. Schweppe
                                                ---------------------------
                                                    Richard J. Schweppe,
                                                    Chief Financial Officer

        November 12, 1997

                                  EXHIBIT INDEX

EXHIBIT
NUMBER            DESCRIPTION
------            -----------
  11              Computation of Per Share Earnings

  27              Financial Data Schedule