Form 10-Q
period 1997-12-31
CORVEL CORP
filed 1998-02-13
CIK 874866

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended December 31, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For this transition period from                to
                                           -------------     ---------------

                         Commission file number O-19291


                               CORVEL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                     33-0282651
--------------------------------------                 -------------------
  (State or other jurisdiction                           (IRS Employer
of incorporation or organization)                      Identification No.)


  2010 Main Street, Suite 1020
          Irvine, CA                                         92614
--------------------------------------                 -------------------
(Address of principal executive office)                    (zip code)


Registrant's telephone number, including code:  (714) 851-1473
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

The number of shares outstanding of the registrant's Common Stock, $0.0001 Par Value, as of December 31, 1997 was 4,130,000 shares.

================================================================================

                               CORVEL CORPORATION

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets - March 31, 1997 (audited) and December 31, 1997 (unaudited)- Page 3 of 13

        Consolidated Statements of Income -- Three months ended December 31, 1996 and 1997 (both unaudited) - Page 4 of 13

        Consolidated Statements of Income -- Nine months ended December 31, 1996 and 1997 (both unaudited) - Page 5 of 13

        Consolidated Statements of Cash Flows -- Nine months ended December 31, 1996 and 1997 (both unaudited) - Page 6 of 13

        Notes to Consolidated Financial Statements (unaudited) - December 31, 1997 - Page 7 of 13

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Pages 8 through 11 of 13


PART II. OTHER INFORMATION

Item 1. Legal Proceedings - Page 12 of 13

Item 2. Changes in Securities - Page 12 of 13

Item 3. Defaults upon Senior Securities - Page 12 of 13

Item 4. Submission of Matters to a Vote of Security Holders - Page 12 of 13

Item 5. Other Information - Page 12 of 13

Item 6. Exhibits and Reports on Form 8-K - page 12 of 13

Part I - Financial Information
Item 1. Financial Statements

CORVEL CORPORATION
CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 1997 AND DECEMBER 31, 1997



                                                    March 31, 1997    December 31, 1997
                                                    --------------    -----------------
                                                      (audited)          (unaudited)
ASSETS
Current Assets
Cash and cash equivalents                             $15,665,000       $11,080,000
Accounts receivable, net                               22,294,000        24,957,000
Prepaid taxes and expenses                                124,000           227,000
Deferred income taxes                                   1,746,000           500,000
                                                      -----------       -----------
     Total current assets                              39,829,000        36,764,000
                                                      -----------       -----------
Property and Equipment, Net                            13,100,000        15,501,000

Other Assets                                            5,895,000         6,594,000
                                                      -----------       -----------
          TOTAL ASSETS                                $58,824,000       $58,859,000
                                                      ===========       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable                                      $ 6,603,000         6,341,000
Accrued liabilities                                     4,630,000         6,019,000
                                                      -----------       -----------
     Total current liabilities                         11,233,000        12,360,000
                                                      -----------       -----------

Deferred income taxes                                   1,504,000         1,459,000

Stockholders' Equity
Common stock                                                   --                --
Paid-in-capital                                        28,122,000        29,534,000
Treasury Stock, (357,000 shares at March 31,
  1997 and 654,000 shares at December 31, 1997)        (9,461,000)      (18,971,000)
Retained earnings                                      27,426,000        34,477,000
                                                      -----------       -----------
     Total stockholders' equity                        46,087,000        45,040,000
                                                      -----------       -----------

        TOTAL LIABILITIES AND EQUITY                  $58,824,000       $58,859,000
                                                      ===========       ===========




See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
INCOME STATEMENT

FISCAL YEAR ENDING FISCAL MARCH 31, 1998
THIRD QUARTER ENDING DECEMBER 31, 1997




                                                       Three months ending December 31,
                                                       --------------------------------
                                                          1996                  1997
                                                          ----                  ----
REVENUES                                               $30,441,000          $35,558,000

Cost of Revenues                                        24,760,000           28,963,000
                                                       -----------          -----------

Gross profit                                             5,681,000            6,595,000

General and administrative expenses                      2,170,000            2,732,000
                                                       -----------          -----------

Income before income taxes                               3,511,000            3,863,000

Income tax provision                                     1,334,000            1,468,000
                                                       -----------          -----------
NET INCOME                                             $ 2,177,000          $ 2,395,000
                                                       ===========          ===========

BASIC EARNINGS PER SHARE                               $       .47          $       .58
                                                       ===========          ===========

Weighted shares for basic earnings per share             4,641,000            4,154,000


DILUTED EARNINGS PER SHARE                             $       .46          $       .56
                                                       ===========          ===========

Weighted shares for diluted earnings per share           4,732,000            4,274,000











See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
INCOME STATEMENT

FISCAL YEAR ENDING FISCAL MARCH  31, 1998
NINE MONTHS ENDING  DECEMBER 31, 1997



                                                        Nine months ending December 31,
                                                        -------------------------------
                                                          1996                  1997
                                                          ----                  ----
REVENUES                                               $90,011,000         $104,265,000

Cost of Revenues                                        73,452,000           84,728,000
                                                       -----------          -----------

Gross profit                                            16,559,000           19,537,000

General and administrative expenses                      6,380,000            8,164,000
                                                       -----------          -----------

Income before income taxes                              10,179,000           11,373,000

Income tax provision                                     3,868,000            4,322,000
                                                       -----------          -----------
NET INCOME                                             $ 6,311,000          $ 7,051,000
                                                       ===========          ===========

BASIC EARNINGS PER SHARE                               $      1.36          $      1.67
                                                       ===========          ===========

Weighted shares for basic earnings per share             4,640,000            4,211,000


DILUTED EARNINGS PER SHARE                             $      1.33          $      1.63
                                                       ===========          ===========

Weighted shares for diluted earnings per share           4,746,000            4,314,000



See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED DECEMBER 31,  1996 AND 1997





                                                   Nine months ended September 30,
                                                  ---------------------------------
                                                       1996              1997
                                                       ----              ----

CASH FLOWS FROM OPERATING ACTIVITIES

NET INCOME                                       $  6,311,000         $ 7,051,000
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:

Depreciation and amortization                       2,981,000           3,335,000

Changes in operating assets and liabilities
Accounts receivable                                (1,881,000)         (2,663,000)
Prepaid taxes and expenses                          1,068,000           1,143,000
Accounts payable                                    1,826,000            (262,000)
Accrued liabilities                                   899,000           1,389,000
Income taxes payable                                  991,000             (45,000)
Other assets                                       (1,463,000)           (749,000)
                                                 ------------         -----------
Net cash provided by operating activities          10,732,000           9,199,000
                                                 ------------         -----------


CASH FLOWS FROM INVESTING ACTIVITIES

Additions to property and equipment                (3,885,000)         (5,686,000)
                                                 ------------         -----------
Net cash used in investing activities              (3,885,000)         (5,686,000)
                                                 ------------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES

Purchase of Treasury Stock                         (2,119,000)         (9,510,000)
Sale of common and exercise of stock
  options and related tax benefits                  1,236,000           1,412,000
                                                 ------------         -----------
Net cash provided by financing activities            (883,000)         (8,098,000)
                                                 ------------         -----------

INCREASE (DECREASE) IN CASH:                        5,964,000          (4,585,000)

Cash and cash equivalents at beginning             17,113,000          15,665,000
                                                 ------------         -----------
Cash and cash equivalents at end                 $ 23,077,000         $11,080,000
                                                 ============         ===========








See accompanying notes to consolidated financial statements.

                               CORVEL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997 (UNAUDITED)


A.  Basis of Presentation
    ---------------------

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ended March 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended March 31, 1997 included in the Company's registration statement on Form 10-K.


B.  Earnings per Share
    ------------------

    Earnings per common and common equivalent shares were computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the quarter. For calculation of the common and common equivalent shares, see Exhibit 11 included herein.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following table contains certain financial data as a percentage of revenues:



      Three months ended December 31:            1996               1997
      ------------------------------             ----               ----
      Revenues                                  100.0%             100.0%
      Cost of services                           81.4               81.5
                                                -----              -----
      Gross profit                               18.6               18.5
                                                -----              -----
      General and administrative                  7.1                7.7
                                                -----              -----
      Income from operations                     11.5               10.8
                                                -----              -----
      Income tax provision                        4.4                4.1
                                                -----              -----
      NET INCOME                                  7.1%               6.7%
                                                =====              =====


      Nine months ended December 31:             1996               1997
      -----------------------------              ----               ----
      Revenues                                  100.0%             100.0%
      Cost of services                           81.6               81.3
                                                -----              -----
      Gross profit                               18.4               18.7
                                                -----              -----
      General and administrative                  7.1                7.8
                                                -----              -----
      Income from operations                     11.3               10.9
                                                -----              -----
      Income tax provision                        4.3                4.1
                                                -----              -----
      NET INCOME                                  7.0%               6.8%
                                                =====              =====


       Revenues for the three months ended December 31 increased by $5.1 million to $35.6 million, an increase of 17% over the $30.4 million revenue for the comparable period in the prior fiscal year. The increase in revenues is primarily attributable to a 29% increase in patient management revenue along with a 4% increase in provider revenues. Case management revenue grew to $20.1 million from $15.6 million in the prior year, an increase of $4.5 million. The increase in patient management is primarily due to a few national case management contracts which the company was awarded during the past year.

       Revenues for the nine months ended December 31, 1997 increased by $14.3 million to $104.3 million, an increase of 16% over the $90.0 million revenue for the comparable period in the prior fiscal year. The increase in revenues is primarily attributable to a 26% increase in patient management revenue along with a 5% increase in provider revenues. Case management revenue grew to $58.2 million from $46.3 million in the prior year, an increase of $11.9 million. The increase in patient management is primarily due to a few national case management contracts which the company was awarded during the past year.

       Cost of revenues for the three months ended December 31, 1997 remained relatively unchanged at 18.5% compared to 18.7% for the prior year. Cost of revenues for the nine months ending December 31, 1997 increased to 18.7% from 18.4% for the same period in the prior year. The gross profit margin increased due to increased productivity in the Company's patient management services, offset by pricing pressures in portions of the provider program business.

       General and administrative expenses as a percentage of revenues increased from 7.1% for the quarter ending December 31, 1996, to 7.7% for the quarter ending December 31, 1997. General and administrative expenses as a percentage of revenues increased from 7.1% for the six months ending December 31, 1996, to 7.8% for the nine months ending December 31, 1997. These increases were primarily attributable to increases in certain general and administrative expenses (including increased period costs for systems due to the installation of a wide area network (WAN)).

       LIQUIDITY AND CAPITAL RESOURCES

       The Company has funded its operations and capital expenditures primarily from cash flow from operations. During the nine months ending December 31, 1997, net working capital decreased by $4.2 million, from $28.6 million at March 31, 1997 to $24.4 million at December 31, 1997. This decrease was primarily to the repurchase of $9.5 million of the Company's common stock during the nine months ending December 31, 1997. As of December 31, 1997, the Company had $11.1 million in cash, primarily in short-term highly-liquid investments with maturities of 90 days or less. The Company has historically required substantial capital to fund the growth of its operations, particularly working capital to fund the growth in accounts receivable. The Company believes, however, that the cash balance at December 31, 1997 along with anticipated internally generated funds will be sufficient to meet the Company's expected cash requirements for at least the next twelve months.

       CAUTIONARY STATEMENT REGARDING RISK FACTORS

              Certain statements contained in the Company's Annual Report on Form 10-K for the year ended March 31, 1997, Quarterly Report on Form 10-Q for the quarter ending December 31, 1997, as well as the Company's Annual Report for the year ending March 31, 1997, such as statements concerning the development of new services, possible legislative changes, and other statements contained herein regarding matters that are not historical facts, are forward-looking statements (as such term is defined in the Securities Act of 1933, as amended). Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

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

       ITEM 3 - DEFAULTS UPON SENIOR SECURITIES - None.

       ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None.

       ITEM 5 - OTHER INFORMATION - None.

       ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

                EXHIBITS
                --------

                   11         Computation of Per Share Earnings

                   27         Financial Data Schedule




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


       February 12, 1998