Form 10-K
period 1998-03-31
CORVEL CORP
filed 1998-06-29
CIK 874866

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                 --------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM TO
                         COMMISSION FILE NUMBER 0-19291

                               CORVEL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                               ------------------

                    DELAWARE                         33-0282651
                    --------                         ----------
       (STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)          IDENTIFICATION NUMBER)

 2010 MAIN STREET, SUITE 1020, IRVINE, CALIFORNIA       92614
 ------------------------------------------------       -----
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)        (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (949) 851-1473

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

                               YES  X    NO
                                  -----    ------

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        As of June 1, 1998 there were 4,099,000 shares of Common Stock outstanding.



        The Registrant does not have different classes of Common Stock and as of June 1, 1998, the aggregate market value of the Common Stock of the Registrant held by non-affiliates was $96,513,000, based upon the closing sale price of such stock on that date. For purposes of such calculation, only executive officers, board members, and beneficial owners of more than 10% of the Company's outstanding Common Stock are deemed to be affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on or about August 6, 1998, as filed with the Commission pursuant to Regulation 14A, are incorporated by reference in Part III of this Report.

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

                               CORVEL CORPORATION

                          1998 FORM 10-K ANNUAL REPORT
                          ----------------------------

                                TABLE OF CONTENTS

                                     PART I

                                                                              Page
                                                                              ----
Item 1.  Business                                                                1

Item 2.  Properties                                                             13

Item 3.  Legal Proceedings                                                      13

Item 4.  Submission of Matters to a Vote of Security Holders                    13

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters                                                                14

Item 6.  Selected Financial Data                                                14

Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                  14

Item 8.  Financial Statements and Supplementary Data                            14

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure                                                   14

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant                    15

Item 11.  Executive Compensation                                                15

Item 12.  Security Ownership of Certain Beneficial Owners and Management        15

Item 13.  Certain Relationships and Related Transactions                        15

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K       16

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

          At March 31, 1998, the Company was providing its MedCheck services to clients in approximately 44 states primarily through 68 branch offices. An important element of the Company's business strategy is to introduce MedCheck to additional existing branch offices and increase its use by current customers. The Company plans to continue to invest in the expansion of its MedCheck medical review software to better serve the claims processing needs of customers through automated interfacing with its customers' computer systems.

        During the current year, the Company continued the launch of its next generation bill review software and service. The project, named Mazama, is part of a migration of the Company's systems to client/server and relational database technologies. More recently, the development program has been expanded to include artificial intelligence and web access. As it is completed, this software will be available for license to major payors of workers' compensation claims.

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

        In-Patient Bill Review

        During fiscal 1997, the Company expanded its line of bill review services by adding unique capabilities for reviewing in-patient medical reimbursement. This service, named MedCheck Select, provides a national database of hospital charges detailed by line item in each hospital's individual billing system. By converting differing hospital billing systems to a common database, the Company can create "usual and customary" expectations for hospital expenses. Revenues for this service expanded throughout the year, and add to the Company's line of in-patient medical review and PPO activities.

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

        Advocacy

        Advocacy is the brand name for the Company's integrated patient management services designed to assess and monitor a patient's diagnosis, treatment, and return to work. During 1998, the Company continued its roll-out of Advocacy which creates a continuum of services networking patients, providers and payors. Delivering provider and patient profiles, healthcare episode reports and claims status reviews to adjustors is an important feature of Advocacy and its integration with MedCheck. The ability to deliver medical management information to customer sites and to guide medical decision-making are important strengths of the system.

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

        Independent Medical Examinations

        The Company arranges for IMEs to assist customers in evaluating workers' compensation and other casualty claims. A medical examination involves the assessment of a person's condition often for use in determining the extent and nature of an injury. In general, a physician examines the patient and prepares a report that describes the nature and extent of injuries, as well as the future medical requirements. The Company provides IMEs through a network of independent physicians. As of March 31, 1998, the Company was providing IMEs through branch offices in eight states.

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

OTHER SERVICES

Internet Based Services

        The Company recently announced an initiative to deliver a line of Internet-based sevices to employers, insurance carriers and TPAs. The Company expects to add services throughout fiscal 1999 a number of new service features, based upon the access and timeliness of Internet-based tools. The first service in this line will involved Internet access to the Company's network of preferred healthcare providers, a service now available and being utilized by CorVel clients.

        The project is intended to capitalize upon CorVel's substantial investment in systems and software and rapidly evolving Internet technologies. The Company's initial offerings will also include transaction-based services. During the past two years, the Company has installed a company wide Intranet and is currently implementing improved wide area networking technologies. A corporate website has been established, however, most of the new services involve Internet connections provided on an exclusive basis for insurance companies and major employers. The Company's existing services are supported by relational database applications which allow direct access from industry standard Internet browsers.

CUSTOMERS AND MARKETING

        The Company's customers are workers' compensation insurers and, to a lesser extent, TPA's and self-administered employers. Many claims management decisions in workers' compensation are the responsibility of the local claims office of national or regional insurers. The Company's national branch office network has been established to enable the Company to market and offer its services at both a local and national account level. The Company is placing increasing emphasis on national account marketing. The marketing activities of the Company are conducted by account executives located in key geographic areas, and by national account executives from the corporate office. Most of the major workers' compensation insurance carriers conduct business with the Company. None of the Company's customers represented more than 10% of revenues in fiscal 1998.

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

        Healthcare Reform

        There has been considerable discussion of healthcare reform at both the federal level and in numerous state legislatures in recent years. Due to uncertainties regarding the ultimate features of reform initiatives and the timing of their enactment, the Company cannot predict which, if any, reforms will be adopted, when they may be adopted, or what impact they may have on the Company.

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

SHAREHOLDER RIGHTS PLAN

        During fiscal 1997, the Company's Board of Directors approved the adoption of a Shareholder Rights Plan. The Rights Plan, which is similar to rights plans adopted by numerous other public companies, provides for a dividend distribution to CorVel stockholders of one preferred stock purchase "Right" for each outstanding share of CorVel's Common Stock. The Rights are designed to assure that all stockholders receive fair and equal treatment in the event of any proposed takeover of the Company and to encourage a potential acquirer to negotiate with the Board of Directors prior to attempting a takeover. The rights have an exercise price of $125.00 per right, subject to subsequent adjustment. Unless earlier redeemed or exchanged in accordance with the Rights Agreement, the Rights are due to expire on February 10, 2007. Initially, the Rights will trade with the Company's common stock, and will not be exercisable until the occurrence of certain takeover-related events.

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

EMPLOYEES

        As of March 31, 1998, CorVel had approximately 2,200 employees, including nurses, therapists, counselors and other employees. No employees are represented by any collective bargaining unit. Management considers its relationship with its employees to be good.

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

        CHANGES IN MARKET DYNAMICS. Within the past few years, several states have experienced decreases in the number of workers' compensation claims and the average cost per claim which have been reflected in workers' compensation insurance premium rate reductions in those states. The Company believes that declines in workers' compensation costs in these states are due principally to intensified efforts by payors to m manage and control claim costs, to improved risk management by employers and to legislative reforms. If declines in workers' compensation costs occur in many states and persist over the long-term, they may have an adverse impact on the Company's business and results of operations.

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

        In addition, the Company expects that a considerable amount of its future growth will depend on its ability to process and manage claims data more efficiently and to provide more meaningful healthcare information to customers and payors of healthcare. There can be no assurance that the Company's current data processing capabilities will be adequate for its future growth, that it will able to efficiently upgrade its systems to meet future demands, or that the Company will be able to develop, license or otherwise acquire software to address these market demands as well or as timely as its competitors

        POSSIBLE VOLATILITY OF STOCK PRICE. The market price of the Company's Common Stock following this offering may be highly volatile. Factors such as variations in the Company's revenues, earnings and cash flow, general market trends in the workers' compensation managed care market, and announcements of innovations by the Company or its competitors could cause the market price of the Common Stock to fluctuate substantially. Specifically, the year-to-year percentage growth in operating results for the Company's three most recently completed fiscal years was lower than the growth rates historically experienced by the Company. The Company's slower growth rate in those two fiscal years was partially attributable to a reduction in the growth rate of health care expenditures nationally, contributing to a reduction in the growth of claims processed by the Company. There can be no assurance that the Company's growth rate in the future, if any, will be at or near historical levels.

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

YEAR 2000 INFORMATION SYSTEMS ISSUES

        The Company has developed a plan to address the Year 2000 issue and, in doing so, will incur internal staff costs as well as external consulting and other expenses related to infrastructure enhancements necessary to prepare its systems for the new century. Although the Company is still evaluating the overall costs associated with the Year 2000 issue, which are being expensed as incurred, the Company does not believe the costs associated therewith are or will be material to the Company's results of operations or financial condition. However, there can be no assurance that the Company's efforts to address the Year 2000 problem will be entirely successful, and the failure to fully address associated issues could result in material adverse financial consequences to the Company. In addition, there can be no assurance the systems of other companies on which the Company's systems and other operations rely will become Year 2000 compliant in a timely manner, and any such failure could have material adverse effect on the Company's systems and operations.

ITEM 2.  PROPERTIES.

        The Company's principal executive office is located in Irvine, California in approximately 3,500 square feet of leased space. The lease expires in August 2002. The Company leases its branch offices, which range in size up to approximately11,000 square feet. The lease terms for the branch offices range from monthly to five years. The Company believes that its facilities are adequate for its current needs and that suitable additional space will be available as required.

ITEM 3.  LEGAL PROCEEDINGS.

        The Company is involved in litigation arising in the normal course of business. The Company believes that resolution of these matters will not result in any payment that, in the aggregate, would be material to the financial position or financial operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        There were no matters submitted to a vote of stockholders during the quarter ended March 31, 1998.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.

MARKET INFORMATION

        The Company's Common Stock is traded on the Nasdaq National Market under the symbol CRVL. The quarterly high and low sales prices for the Company's Common Stock for fiscal years 1997 and 1998 as reported by Nasdaq are set forth below for the periods indicated.

                                              High          Low
                                              ----          ---
FISCAL YEAR ENDED MARCH 31, 1997:
Quarter Ended June 30, 1996:               $ 36 1/4      $ 28 1/2
Quarter Ended September 30, 1996:            35 3/4        26 1/2
Quarter Ended December 31, 1996:             31            24 1/2
Quarter Ended March 31, 1997:                30 5/8        24

FISCAL YEAR ENDED MARCH 31, 1998:
Quarter Ended June 30, 1997:               $ 31 1/2      $ 23
Quarter Ended September 30, 1997:            39 1/2        28 3/4
Quarter Ended December 31, 1997:             42 3/4        35 3/4
Quarter Ended March 31, 1998:                40 7/8        33

        The last sales price for the Company's Common Stock as reported by NASDAQ on June 1, 1998 was $37.63. As of June 1, 1998, there were 450 holders of record of the Company's Common Stock. The Company has never paid any cash dividends on its Common Stock and has no current plans to do so.

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

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The sections titled "Directors and Nominees," "Executive Officers of the Company," and "Compliance with Section 16(a) of the Exchange Act" appearing in the Company's Definitive Proxy Statement for the 1998 Annual Meeting of Stockholders are incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

        The section titled "Executive Compensation and Related Information", except as stated therein, appearing in the Company's Definitive Proxy Statement for the 1998 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT.

        The section titled "Principal Stockholders" appearing in the Company's Definitive Proxy Statement for the 1998 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information required by Item 13 of Form 10-K is incorporated herein by reference to the Company's definitive proxy statement to be mailed to shareholders within 120 days of the end of the Company's most recently completed fiscal year.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K.

(1)(a)  CONSOLIDATED FINANCIAL STATEMENTS:

        The Company's consolidated financial statements appear in a separate section of this Annual Report on Form 10-K beginning on the pages referenced below:

                                                                        Page
                                                                        ----
Report of Independent Auditors                                          F-5
Consolidated Statements of Income for the Years Ended
  March 31, 1996, 1997, and 1998                                        F-6
Consolidated Balance Sheets as of March 31, 1997 and 1998               F-7
Consolidated Statements of Stockholders' Equity for the Years
  Ended March 31, 1996, 1997, and 1998                                  F-8
Consolidated Statements of Cash Flows for the Years Ended
  March 31, 1996, 1997, and 1998                                        F-10
Notes to Consolidated Financial Statements                              F-11

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

                      Schedule                                          Page
                      --------                                          ----
        II --  Valuation and Qualifying Accounts                        S-1

(3) EXHIBITS:

EXHIBIT
NO.            TITLE                               METHOD OF FILING
---            -----                               ----------------
3.1      Certificate of Incorporation of     Incorporated herein by reference to
         the Company                         Exhibit 3.1 to the Company's Registration
                                             Statement on Form S-1 Registration No.
                                             33-40629.

3.2      Bylaws of the Company               Incorporated herein by reference to
                                             Exhibit 3.2 to the Company's Registration
                                             Statement on Form S-1 Registration No.
                                             33-40629.

EXHIBIT
NO.            TITLE                               METHOD OF FILING
---            -----                               ----------------

10.1     Nonqualified Stock Option           Incorporated herein by reference to
         Agreement between V. Gordon         Exhibit 10.6 to the Company's
         Clemons, the Company and North      Registration Statement on Form S-1
         Star together with all amendments   Registration No. 33-40629.
         and addendums thereto

10.2     Supplementary Agreement between     Incorporated herein by reference to
         V. Gordon Clemons, the Company and  Exhibit 10.7 to the Company's
         North Star                          Registration Statement on Form S-1
                                             Registration No. 33-40629.

10.3     Amendment to Supplementary          Incorporated herein by reference to
         Agreement between Mr. Clemons,      Exhibit 10.5 to the Company's Annual
         the Company and North Star          Report on Form 10-K for the fiscal year
                                             ended March 31, 1992.

10.4     Restated 1988 Executive Stock       Incorporated herein by reference to
         Option Plan, as amended             Exhibit 10.6 to the Company's Annual
                                             Report on Form 10-K for the fiscal
                                             year ended March 31, 1995.

10.5     Form of Notice of Grant of Stock    Incorporated herein by reference to
         Option Under the Restated 1988      Exhibit 10.7 to the Company's Annual
         Executive Stock Option              Report on Form 10-K for the fiscal year
                                             ended March 31, 1994.

10.6     Form of Stock Option Agreement      Incorporated herein by reference to
         under the Restated 1988 Executive   Exhibit 10.8 to the Company's Annual
         Stock Option Plan                   Report on Form 10-K for the fiscal year
                                             ended March 31, 1994.

10.7     Form of Notice of Exercise under    Incorporated herein by reference to
         the Restated 1988 Executive Stock   Exhibit 10.9 to the Company's Annual
         Option Plan                         Report on Form 10-K for the fiscal year
                                             ended March 31, 1994.

10.8     Employment Agreement of V. Gordon   Incorporated herein by reference to
         Clemons                             Exhibit 10.12 to the Company's
                                             Registration Statement on Form S-1
                                             Registration No. 33-40629.

EXHIBIT
NO.            TITLE                               METHOD OF FILING
---            -----                               ----------------

10.9     Restated 1991 Employee Stock        Incorporated herein by reference to
         Purchase Plan, as amended           Exhibit 10.11 in the Company's Annual
                                             Report on Form 10-K for the fiscal
                                             year ended March 31, 1995.

10.10    Fidelity Master Plan for Savings    Incorporated herein by reference to
         and Investment, and amendments      Exhibits 10.16 and 10.16A to the
                                             Company's Registration Statement on Form
                                             S-1 Registration No. 33-40629.

10.11    Daniel Davis Severance Arrangement  Incorporated herein by reference to the Company's Annual Report on Form
                                             10-K for the fiscal year ended
                                             March 31, 1993.

10.15    Shareholder Rights Plan             Incorporated herein by reference to the
                                             Company's Form 8-K filed on February 28,
                                             1997.

21.1     Subsidiaries of the Company         Attached.

23.1     Consent of Independent Auditors     Attached.

27.1     Financial Data Schedule             Attached.

27.2     Financial Data Schedule             Attached.

27.3     Financial Data Schedule             Attached.

(B) REPORTS ON FORM 8-K

        None.

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            CORVEL CORPORATION



Date:  June 29, 1998                        By:   /s/ V. GORDON CLEMONS
                                                --------------------------------
                                                   V. Gordon Clemons
                                                   Chairman and President


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         SIGNATURE                         TITLE                         DATE
         ---------                         -----                         ----
/s/ V. Gordon Clemons       Chairman and President               June 29, 1998
---------------------
V. Gordon Clemons

/s/ Richard J. Schweppe     Chief Financial Officer and          June 29, 1998
-----------------------     Accounting Officer
Richard J. Schweppe

/s/ Peter E. Flynn          Director                             June 29, 1998
------------------
Peter E. Flynn

/s/ Steven J. Hamerslag     Director                             June 29, 1998
-----------------------
Steven J. Hamerslag

/s/ Judd Jessup             Director                             June 29, 1998
-----------------------
Judd Jessup

/s/ Jeffrey J. Michael      Director                             June 29, 1998
----------------------
Jeffrey J. Michael

                      SELECTED CONSOLIDATED FINANCIAL DATA


        The following selected financial data for the five years ended March 31, 1998, have been derived from the Company's audited consolidated financial statements. The following data should be read in conjunction with the Company's Consolidated Financial Statements, the related notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The following amounts are in thousands, except per share data.

                                                          YEAR ENDED MARCH 31,
                                                          --------------------
                                           1994       1995        1996       1997        1998
                                           ----       ----        ----       ----        ----
STATEMENT OF INCOME DATA:
Revenues                                $  80,619   $  95,783  $ 109,052   $ 121,704   $ 141,709
Costs and Expenses:
  Cost of revenues                         67,331      78,950     88,937      99,323     115,553
  General and administrative                6,057       7,186      8,106       8,645      11,029
                                        ---------   ---------  ---------   ---------   ---------
                                           73,388      86,136     97,043     107,968     126,582
                                        ---------   ---------  ---------   ---------   ---------
Income before income taxes                  7,231       9,647     12,009      13,736      15,127
Income tax provision                        2,821       3,762      4,684       5,220       5,670
                                        ---------   ---------  ---------   ---------   ---------
Net income                              $   4,410   $   5,885  $   7,325   $   8,516   $   9,457
                                        =========   =========  =========   =========   =========

Net income per share:
Basic                                   $    1.14   $    1.42  $    1.65   $    1.86   $    2.26
                                        =========   =========  =========   =========   =========
Diluted                                 $    1.01   $    1.30  $    1.57   $    1.82   $    2.21
                                        =========   =========  =========   =========   =========

Shares used in computing net
  income per share:
Basic                                       3,879       4,138      4,435       4,585       4,193
Diluted                                     4,348       4,531      4,660       4,685       4,286

Return on beginning of year equity           21.7%       21.5%      20.5%       18.8%       20.5%

BALANCE SHEET DATA AS OF MARCH 31,         1994         1995       1996        1997        1998
                                           ----         ----       ----        ----        ----
Cash and cash equivalents                 $ 8,393     $13,211    $17,113     $15,665     $ 8,430
Accounts receivable, net                   13,211      15,868     18,394      22,294      25,633
Working capital                            17,579      24,085     30,781      28,596      24,726
Total assets                               34,624      43,965     53,984      58,824      60,491
Retained earnings                           5,700      11,585     18,910      27,426      36,883
Total stockholders' equity                 27,325      35,754     45,311      46,087      45,771

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



        The Company derives the majority of its revenues from providing patient management and provider program services to payors of workers' compensation benefits and health insurance benefits. Patient management services include early intervention, utilization review, medical case management, vocational rehabilitation, and independent medical examinations. Provider program revenues include fee schedule auditing, hospital bill auditing, and preferred provider referral services. The percentages of revenues attributable to patient management and provider program services for the fiscal years ended March 31, 1996, 1997, and 1998 are as follows:

                                         1996            1997           1998
                                         ----            ----           ----
Patient management services              52.0%           51.7%          56.1%
Provider program services                48.0%           48.3%          43.9%
                                        -----           -----          -----
                                        100.0%          100.0%         100.0%
                                        =====           =====          =====

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, the percentage of revenues represented by certain items reflected in the Company's consolidated statements of income. The Company's past operating results are not necessarily indicative of future operating results.

                                                             YEAR ENDED MARCH 31,
                                                             --------------------
                                                          1996       1997       1998
                                                          ----       ----       ----
Revenues                                                 100.0%    100.0%     100.0%
Cost of revenues                                          81.6      81.6       81.5
General and administrative                                 7.4       7.1        7.8
Income before income taxes                                11.0      11.3       10.7
Net income                                                 6.7       7.0        6.7

Years Ended March 31, 1996, 1997 and 1998

        Revenues for fiscal 1997 increased by 12% to $122 million from $109 million in fiscal 1996, an increase of $13 million. Revenues from provider program services grew $7 million, from $52 million in fiscal 1996 to $59 million in fiscal 1997, an increase of 13%. Revenues from patient management services grew $6 million, from $57 million in fiscal 1997 to $63 million in fiscal 1998, an increase of 11%. These increases are primarily due to an increase in volume from both new and existing customers.

        Revenues for fiscal 1998 increased by 16% to $142 million from $122 million in fiscal 1997, an increase of $20 million. Most of this growth came from patient management services, which grew 27% from $63 million in fiscal year 1997 to $80 million in fiscal 1998, primarily due to two new national contracts to provide patient management services along with an increase in referrals from existing customers. Provider program services increased by $3 million from $59 million in fiscal 1997 to $62 million in fiscal 1998, an increase of 6%.

        The Company's cost of revenues consists primarily of salaries, salary related benefits, rent, telephone expenses and costs related to the Company's computer operations, including depreciation and amortization. Costs of revenues increased from $89 million in fiscal 1996 and $99 million in fiscal 1997, to $116 million in fiscal 1998, primarily due to the increases in revenues as noted above.

        Cost of services as a percentage of revenues was 81.6% during fiscal 1996 and 1997, and 81.5% in 1998. During fiscal year 1998, the cost of services percentage would have increased due to the change in mix of revenues from provider programs to patient management revenues caused by the strong growth in the patient management referrals. Patient management services have a higher cost of services percentage than that of provider programs. However, this increase was offset by higher productivity in the patient management services. There is no guarantee the cost of service percentage will remain constant or decrease, should the Company pursue a strategy of reducing price in order to obtain greater market share or if competition causes pricing pressure in the industry.

        General and administrative expense increased from $8 million in fiscal 1996 and $9 million in fiscal 1997 to $11 million in fiscal 1998. This increase was primarily due to increased MIS staff to support the Company's implementation of a national wide area network and further electronic data interface capabilities as required by customer needs, and for increased marketing staff to support the development of the Company's national healthcard product. General and administrative expenses declined as a percentage of revenue from 7.4% of revenues in fiscal 1996 to 7.1% in fiscal 1997. The percentage increased to 7.8% of revenues in fiscal 1998 as the growth in general and administrative expenses exceeded the growth in revenues.

LIQUIDITY AND CAPITAL RESOURCES

        The Company has funded its operations and capital expenditures primarily from cash flow from operations. During fiscal 1998, net working capital decreased by $3.9 million from $28.6 million at March 31, 1997 to $24.7 million at March 31, 1998. This decline was primarily due to the repurchase of 374,000 shares of the Company's common stock for $12.3 million during fiscal 1998, offset by cash flow generated from operations. As of March 31, 1998, the Company had $8.4 million in cash and cash equivalents, invested primarily in short-term, highly-liquid investments with maturities of 90 days or less.

        The Company has historically required substantial capital to fund the growth of its operations, particularly working capital to fund the growth in accounts receivable and capital expenditures. The Company believes, however, that the cash balance at March 31, 1998 along with anticipated internally generated funds will be sufficient to meet the Company's expected cash requirements for at least the next twelve months.

YEAR 2000 INFORMATION SYSTEMS ISSUES

        The Company has developed a plan to address the Year 2000 issue and, in doing so, will incur internal staff costs as well as external consulting and other expenses related to infrastructure enhancements necessary to prepare its systems for the new century. Although the Company is still evaluating the overall costs associated with the Year 2000 issue, which are being expensed as incurred, the Company does not believe the costs associated therewith are or will be material to the Company's results of operations or financial condition. However, there can be no assurance that the Company's efforts to address the Year 2000 problem will be entirely successful, and failure to fully address associated issues could result in material adverse financial consequences to the Company. In addition, there can be no assurance the systems of other companies on which the Company's systems and other operations rely will become Year 2000 compliant in a timely manner, and any such failure could have material adverse effect on the Company's systems and operations.

RECENT ACCOUNTING PRONOUNCEMENT

        In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," (SFAS No. 131) which requires publicly-held companies to report financial and descriptive information about its operating segments in financial statements issued to shareholders for interim and annual periods. The statement also requires additional disclosures with respect to products and services, geographical areas of operations, and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented.

                         REPORT OF INDEPENDENT AUDITORS



Stockholders and Board of Directors
CorVel Corporation

        We have audited the accompanying consolidated balance sheets of CorVel Corporation as of March 31, 1997 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CorVel Corporation at March 31, 1997 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                              /s/ ERNST & YOUNG LLP


Orange County, California
May 11, 1998

                               CORVEL CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME


                                                       YEARS ENDED MARCH 31,
                                                       ---------------------
                                              1996           1997            1998
                                              ----           ----            ----
REVENUES                                   $109,052,000    $121,704,000    $141,709,000

COSTS AND EXPENSES
Cost of revenues                             88,937,000      99,323,000     115,553,000
General and administrative                    8,106,000       8,645,000      11,029,000
                                          -------------   -------------   -------------
                                             97,043,000     107,968,000     126,582,000
                                          -------------   -------------   -------------
Income before income taxes                   12,009,000      13,736,000      15,127,000
Income tax provision                          4,684,000       5,220,000       5,670,000
                                          -------------   -------------   -------------

NET INCOME                                $   7,325,000   $   8,516,000   $   9,457,000
                                          =============   =============   =============

Net income per share:
Basic                                     $        1.65   $        1.86   $        2.26
                                          =============   =============   =============
Diluted                                   $        1.57   $        1.82   $        2.21
                                          =============   =============   =============

Shares used in computing net income
  per share:
Basic                                         4,435,000       4,585,000       4,193,000
Diluted                                       4,660,000       4,685,000       4,286,000

See accompanying notes to consolidated financial statements.

                               CORVEL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                              MARCH 31,
                                                                              ---------
                                                                       1997              1998
                                                                       ----              ----
ASSETS

Current Assets
Cash and cash equivalents                                          $ 15,665,000      $  8,430,000
Accounts receivable (less allowance for doubtful accounts of
$1,686,000 in 1997 and $2,082,000 in 1998)                           22,294,000        25,633,000
Prepaid taxes and expenses                                              124,000           736,000
Deferred income taxes                                                 1,746,000         2,376,000
                                                                   ------------      ------------
     Total current assets                                            39,829,000        37,175,000
                                                                   ------------      ------------
Property and equipment, net                                          13,100,000        16,542,000

Other assets                                                          5,895,000         6,774,000
                                                                   ------------      ------------
                                                                   $ 58,824,000      $ 60,491,000
                                                                   ============      ============
LIABILITIES AND STOCKHOLDERS'  EQUITY

Current Liabilities
Accounts and taxes payable                                         $  6,603,000      $  6,078,000
Accrued liabilities                                                   4,630,000         6,371,000
                                                                   ------------      ------------
    Total current liabilities                                        11,233,000        12,449,000
                                                                   ------------      ------------

Deferred income taxes                                                 1,504,000         2,271,000

Commitments and Contingencies

Stockholders' Equity

Common Stock, $.0001 par value: 20,000,000 shares authorized; 4,697,853 and 4,853,472 shares issued and outstanding in 1997 and 1998, respectively

Paid-in Capital                                                      28,122,000        30,615,000

Treasury Stock, at cost (357,000 and 730,600 shares in
  1997 and 1998, respectively)                                       (9,461,000)      (21,727,000)

Retained Earnings                                                    27,426,000        36,883,000
                                                                   ------------      ------------
     Total stockholders' equity                                      46,087,000        45,771,000
                                                                   ------------      ------------

                                                                   $ 58,824,000      $ 60,491,000
                                                                   ============      ============

See accompanying notes to consolidated financial statements.

                               CORVEL CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                   YEARS ENDED MARCH 31, 1996, 1997, AND 1998

                                     COMMON STOCK-   COMMON STOCK AND       TREASURY
                                         SHARES       PAID IN CAPITAL        SHARES
                                     --------------- ------------------ -----------------
Balance - March 31, 1995                  4,238,250       $ 24,169,000

Stock issued under employee stock
purchase plan                                18,384            444,000

Stock issued and income tax
benefits under stock option plan,
net of shares repurchased                   337,041          1,788,000

Net income
                                          ---------        -----------         --------
Balance - March 31, 1996                  4,593,675         26,401,000
                                          ---------        -----------         --------

Stock issued under employee stock
purchase plan                                23,039            536,000

Stock issued and income tax
benefits under stock option plan             81,139          1,185,000

Purchase of common stock                                                       (357,000)

Net income
                                          ---------        -----------         --------
Balance - March 31, 1997                  4,697,853         28,122,000         (357,000)
                                          ---------        -----------         --------

Stock issued under employee stock
purchase plan                                20,520            540,000

Stock issued and income tax
benefits under stock option plan,
net of shares repurchased                   135,099          1,953,000

Purchase of common stock                                                       (373,600)

Net income
                                          ---------        -----------         --------

Balance - March 31, 1998                  4,853,472        $30,615,000         (730,600)
                                          =========        ===========         ========

See accompanying notes to consolidated financial statements.

                               CORVEL CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                   YEARS ENDED MARCH 31, 1996, 1997, AND 1998

                                                                             TOTAL
                                        TREASURY         RETAINED        SHAREHOLDERS'
                                     SHARES - COST       EARNINGS            EQUITY
                                     --------------- ------------------ -----------------
Balance - March 31, 1995             $                   $  11,585,000       $35,754,000

Stock issued under employee stock
purchase plan                                                                    444,000

Stock issued and income tax
benefits under stock option plan,
net of shares repurchased                                                      1,788,000

Net income                                                   7,325,000         7,325,000
                                      ------------         -----------       -----------
Balance - March 31, 1996                                    18,910,000        45,311,000
                                      ------------         -----------       -----------

Stock issued under employee stock
purchase plan                                                                    536,000

Stock issued and income tax
benefits under stock option plan                                               1,185,000

Purchase of common stock                (9,461,000)                          (9,461,000)

Net income                                                   8,516,000         8,516,000
                                      ------------         -----------       -----------
Balance - March 31, 1997                (9,461,000)         27,426,000        46,087,000
                                      ------------         -----------       -----------

Stock issued under employee stock
purchase plan                                                                    540,000

Stock issued and income tax
benefits under stock option plan,
net of shares repurchased                                                      1,953,000

Purchase of common stock               (12,266,000)                         (12,266,000)

Net income                                                   9,457,000         9,457,000
                                      ------------         -----------       -----------

Balance - March 31, 1998              $(21,727,000)        $36,883,000       $45,771,000
                                      ============         ===========       ===========

See accompanying notes to consolidated financial statements.

                               CORVEL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Years Ended March 31,
                                                          ------------------------------------------
                                                              1996           1997          1998
                                                          ------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                            $   7,325,000    $ 8,516,000  $ 9,457,000

    Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                          3,048,000      4,215,000    5,349,000
       Deferred income taxes                                    (79,000)       420,000      137,000
       Loss on write down and disposal of property and
        equipment                                                23,000         96,000      124,000
       Changes in operating assets and liabilities:
           Accounts receivable                               (2,526,000)    (3,900,000)  (3,339,000)
           Prepaid taxes and expenses                          (363,000)       421,000     (612,000)
           Accounts and taxes payable                           700,000      3,546,000     (525,000)
           Accrued liabilities                                 (382,000)       384,000    1,741,000
           Other assets                                        (511,000)    (1,607,000)  (1,069,000)
                                                           ------------    -----------  -----------

    Net cash provided by operating activities                 7,235,000     12,091,000   11,263,000
                                                           ------------    -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES

    Purchases of property and equipment                      (5,565,000)    (5,799,000)  (8,725,000)
                                                           ------------    -----------  -----------

    Net cash used in investing activities                    (5,565,000)    (5,799,000)  (8,725,000)
                                                           ------------    -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES

    Proceeds and tax benefits from exercise of stock
     options                                                  2,232,000      1,721,000    2,493,000
    Purchase of common stock                                                (9,461,000) (12,266,000)
                                                           ------------    -----------  -----------

    Net cash provided by (used in) financing activities       2,232,000     (7,740,000)  (9,773,000)
                                                           ------------    -----------  -----------

Net increase (decrease) in cash and cash equivalents          3,902,000     (1,448,000)  (7,235,000)
Cash and cash equivalents at beginning of year               13,211,000     17,113,000   15,665,000
                                                           ------------    -----------  -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                   $ 17,113,000    $15,665,000  $ 8,430,000
                                                           ============    ===========  ===========

See accompanying notes to consolidated financial statements.

                               CORVEL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998


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

        Cash and Cash Equivalents: Cash and cash equivalents consists of short-term highly-liquid investments with maturities of 90 days or less when purchased. The carrying amounts of the Company's financial instruments approximate their relative fair values at March 31, 1997 and 1998.

        Concentrations of Credit Risk: The Company performs periodic credit evaluations of its customers' financial condition and does not require collateral. No customer represented 10% of accounts receivable at March 31, 1997 and 1998. Receivables are generally due within 60 days. Credit losses relating to customers in the workers' compensation insurance industry consistently have been within management's expectations.

        Property and Equipment: Additions to property and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line and accelerated methods over the estimated useful lives of the related assets which range from three to seven years.

        Long-Lived Assets: The carrying amount of long-lived assets is evaluated whenever events and circumstances indicated that the assets might be impaired. Such evaluation is based principally on the expected utilization of the long-lived assets and the projected, undiscounted cash flows of the operations in which the long-lived assets are deployed.

                               CORVEL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        Other Assets: Other assets consists primarily of the excess of the purchase price over the estimated fair value of the net assets of businesses acquired (goodwill) and is being amortized using the straight-line method over periods not exceeding 40 years. Goodwill amounted to $4,886,000 (net of accumulated amortization of $898,000) at March 31, 1997 and 5,342,000 (net of accumulated amortization of $1,088,000) at March 31, 1998.

        Revenue Recognition: The Company's revenues are recognized primarily as services are rendered based on time and expenses incurred. A certain portion of the Company's revenues are derived from fee schedule auditing which is based on the number of provider charges audited and, to a limited extent, on a percentage of savings achieved for the Company's clients. Accounts receivable includes $1,580,000 and $1,582,000 of unbilled receivables at March 31, 1997 and 1998, respectively. No one customer accounted for more than 10% of consolidated revenues during the years ended March 31, 1996, 1997 and 1998.

        Income Taxes: The consolidated financial statements reflect the application of Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes".

        Earnings Per Share: The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128) in 1998. SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period . Diluted earnings per share reflects the assumed conversion of all dilutive securities. Earnings per share amounts for all periods presented have been calculated in accordance with the requirements of SFAS No. 128.

        Stock Option Plans: Effective April 1, 1996, the Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) and accordingly, is continuing to account for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. The adoption of SFAS No. 123 had no impact on the Company's consolidated results of operations or financial position.

        Recent Accounting Pronouncement: In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," (SFAS No. 131) which requires publicly-held companies to report financial and descriptive information about its operating segments in financial statements issued to shareholders for interim and annual periods. The statement also requires additional disclosures with respect to products and services, geographical areas of operations, and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented.

                               CORVEL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998


NOTE B - PROPERTY AND EQUIPMENT

        Property and equipment consists of the following at March 31:

                                                               1997             1998
                                                               ----             ----
Office equipment and computers                            $  19,875,000    $  24,930,000
Computer software                                             5,186,000        7,808,000
Leasehold improvements                                          784,000        1,154,000
                                                          -------------    -------------
                                                             25,845,000       33,892,000
Less: accumulated depreciation and amortization              12,745,000       17,350,000
                                                          -------------    -------------

                                                          $  13,100,000    $  16,542,000
                                                          =============    =============

NOTE C - ACCRUED LIABILITIES

        Accrued liabilities consists of the following at March 31:

                                                               1997             1998
                                                               ----             ----
Payroll and related benefits                               $ 2,891,000      $  3,303,000
Self-insurance reserves                                        599,000           650,000
Other                                                        1,140,000         2,418,000
                                                           -----------       -----------

                                                           $ 4,630,000       $ 6,371,000
                                                           ===========       ===========

NOTE D - INCOME TAXES

        The income tax provision consists of the following for the three years ended March 31:

                                                  1996           1997            1998
                                                  ----           ----            ----
Current - Federal                             $ 4,045,000    $  4,212,000    $  5,427,000
Current - State                                   718,000         588,000         380,000
                                              -----------    ------------    ------------

  Subtotal                                      4,763,000       4,800,000       5,807,000
                                              -----------    ------------    ------------

Deferred - Federal                              (102,000)         368,000        (127,000)
Deferred - State                                   23,000          52,000         (10,000)
                                              -----------    ------------    ------------

  Subtotal                                       (79,000)         420,000        (137,000)
                                              -----------    ------------    ------------

                                              $ 4,684,000     $ 5,220,000    $  5,670,000
                                              ===========     ===========    ============

                               CORVEL CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                                 MARCH 31, 1998


NOTE D - INCOME TAXES (CONTINUED)

        Income tax benefits associated with the exercise of stock options were $4,245,000, $228,000 and $1,212,000 for fiscal 1996, 1997, and 1998, respectively.

        The following is a reconciliation of the income tax provision from the statutory federal income tax rate to the effective rate for the three years ended March 31:

                                                1996           1997           1998
                                                ----           ----           ----
Income taxes at federal statutory rate       $  4,203,000     $4,808,000  $   5,294,000
State income taxes, net of federal benefit        446,000        423,000        453,000
Goodwill amortization                              37,000         40,000         42,000
Other                                              (2,000)       (51,000)      (119,000)
                                            =============     ==========    ===========

                                            $   4,684,000     $5,220,000    $ 5,670,000
                                            =============     ==========    ===========

        Income taxes paid totaled $1,193,000, $1,683,000 and $5,690,000 for the years ended March 31, 1996, 1997, and 1998, respectively.

        Deferred taxes at March 31, 1997 and 1998 consists of:

                                                          1997            1998
                                                          ----            ----
Deferred tax assets:
Accrued liabilities not currently deductible            $   939,000      $ 1,427,000
Allowance for doubtful accounts                             580,000          814,000
Other                                                       227,000          135,000
                                                        -----------      -----------
Deferred assets                                           1,746,000        2,376,000

Deferred tax liabilities:
Excess of tax under book basis of fixed assets           (1,504,000)      (2,271,000)
                                                        -----------      -----------
Deferred liability                                       (1,504,000)      (2,271,000)
                                                        -----------      -----------
Net deferred tax asset                                  $   242,000      $   105,000
                                                        ===========      ===========

                               CORVEL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998


NOTE E - STOCK OPTION PLANS

        The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25) and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

        Under the Company's Restated 1988 Executive Stock Option Plan, ("the Plan") as amended, options for up to 1,735,000 shares of the Company's common stock may be granted to key employees, nonemployee directors and consultants at prices not less than 85% of the fair value of the stock at the date of grant as determined by the Board. Options granted under the Plan may be either incentive stock options or non-statutory stock options and are generally exercisable beginning one year from the date of grant and vest monthly thereafter for three years. As of March 31, 1998, all of these options have vested and have been exercised. Summarized information for all stock options for the past three fiscal year follows:

                                                  1996              1997               1998
                                                  ----              ----               ----
Options outstanding at the
  beginning of the year                          827,018           423,411           455,832
Options granted                                   81,300           126,450           102,750
Options exercised                               (468,572)          (81,139)         (158,937)
Options cancelled                                (16,335)          (12,890)          (18,679)
                                                --------           -------          --------
Options outstanding at the end
  of the year                                    423,411           455,832           380,966
                                                ========           =======          ========

During the year:
Weighted average fair value per share of
options granted during the year                    $7.43             $8.67             $9.29
Weighted average price of options granted         $25.19            $28.48            $32.31
Weighted average price of options
exercised                                          $2.54            $11.71            $10.28
Weighted average price of options
cancelled                                         $18.40            $22.80            $27.63

At the end of the year:
Price range of outstanding options         $.0001-$31.50     $.0001-$31.50     $10.75-$37.75
Weighted average price per share                  $15.73            $19.77            $26.75
Options available for future grants              202,444           288,884           404,813
Exercisable options                              242,575           244,881           167,895

                               CORVEL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998


NOTE E - STOCK OPTION PLANS (CONTINUED)

        The following table summarizes the status of stock options outstanding and exercisable at March 31, 1998:

                                                     Outstanding                  Exercisable
                                     Weighted         Options -    Exercisable     Options -
                                      Average         Weighted      Options -      Weighted
                       Number of     Remaining        Average       Number of       Average
    Range of          Outstanding   Contractual       Exercise     Exercisable     Exercise
 Exercise Prices        Options         Life            Price        Options         Price
 ---------------        -------         ----            -----        -------         -----
$10.75-$18.50            40,538      1.88 years         $16.20        37,930        $16.06
 19.50- 25.75           111,983      2.20 years          23.01        76,193         22.52
 26.50- 29.63           133,855      4.04 years          28.09        46,778         28.29
 30.63- 37.75            94,590      5.08 years          33.78         6,994         31.42
                        -------      ----------         ------       -------        ------
Total                   380,966      3.53 years         $26.75       167,895        $23.04
                        =======      ==========         ======       =======        ======

        The Company has adopted the disclosure-only provisions of SFAS No. 123. Had compensation cost for the Company's stock option and stock purchase plans been recorded consistent with the provisions of SFAS No. 123, pro forma net income would have been reduced to $7,251,000, $8,315,000, and $9,185,000 from $7,325,000, $8,516,000, and $9,457,000 for the years ended March 31, 1996, 1997, and 1998, respectively. Pro forma diluted earnings per share would have been reduced to $1.56, $1.77, and $2.14 for the three years ending March 31, 1996, 1997, and 1998, respectively. Pro forma basic earnings per share would have been reduced to $1.63, 1.81, and $2.19 for the three years ending March 31, 1996, 1997, and 1998.

        The fair value of each plan is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for fiscal 1996: expected volatility of 0.45; risk free interest rate of 6.4%. The following weighted average assumptions were used for fiscal 1997: expected volatility of 0.41; risk free interest rate of 6.4%. The following weighted average assumptions were used for fiscal 1998: expected volatility of 0.34; risk free interest rate of 5.5%. The assumptions for all three years reflect no dividend yield and a weighted average option life of three years.

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjecting assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. Because SFAS No.123 is applicable only to the Company's options granted subsequent to April 1, 1995, its proforma effect will not be fully reflected until 1999. The aforementioned results are not likely to be representative of the effects of applying SFAS No.123 on reported net income for future years as these amounts reflect the expense for only one to three years of vesting.

                               CORVEL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998


NOTE F - EMPLOYEE STOCK PURCHASE PLAN

        The Company maintains an Employee Stock Purchase Plan which allows employees of the Company and its subsidiaries to purchase shares of common stock on the last day of two six-month purchase periods (i.e. March 31 and September
30) at a purchase price which is 85% of the closing sale price of shares as quoted on NASDAQ on the first or last day of such purchase period, whichever is lower. Employees are allowed to participate up to 20% of their gross pay. A maximum of 250,000 shares has been authorized for issuance under the plan, as amended. As of March 31, 1998, 134,000 shares had been issued pursuant to the plan. Summarized plan information is as follows:

                                               1996         1997          1998
                                               ----         ----          ----
Employee contributions                       $444,000     $536,000       $540,000
Shares acquired                                18,384       23,039         20,520
Average purchase price                         $24.15       $23.27         $26.32

NOTE G - TREASURY STOCK

        During fiscal 1997, the Company's Board of Directors approved a plan to repurchase up to 100,000 shares of the Company's common stock, and subsequently increased the number of shares authorized to repurchase to a total of 850,000 shares. The share repurchases for fiscal years ending March 31, 1997 and 1998 are as follows:

                                      1997                  1998              Cumulative
                                      ----                  ----              ----------
Shares repurchased                   357,000               373,600               730,600
Cost                              $9,461,000           $12,266,000           $21,727,000
Average price                         $26.50                $32.83                $29.74

        The repurchased shares were recorded as treasury stock, at cost, and is available for general corporate purposes. The repurchases were financed from cash generated from operations and on hand cash balances.

NOTE H - COMMITMENTS AND CONTINGENCIES

        The Company leases office facilities under noncancelable operating leases. Future minimum rental commitments under operating leases at March 31, 1998 are $5,489,000 in fiscal 1999, $4,646,000 in fiscal 2000, $3,507,000 in fiscal 2001, $2,623,000 in fiscal 2002, $1,218,000 in fiscal 2003, and $329,000 thereafter. Total rental expense of $3,901,000, $4,573,000, and $5,022,000 was charged to operations for the years ended March 31, 1996, 1997, and 1998, respectively.

        The Company is involved in litigation arising in the normal course of business. The Company believes that resolution of these matters will not result in any payment that, in the aggregate, would be material to the financial position and results of the operations of the Company.

                               CORVEL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998

NOTE I - SAVINGS PLAN

        The Company maintains a retirement savings plan for its employees which is a qualified plan under section 401(k) of the Internal Revenue Code. Full-time employees that meet certain requirements are eligible to participate in the plan. Contributions are made annually primarily at the discretion of the Company's Board of Directors. Contributions of $50,000, $135,000, and $143,000, were charged to operations for the years ended March 31, 1996, 1997, and 1998, respectively.

NOTE J - SHAREHOLDER RIGHTS PLAN

        During fiscal 1997, the Company's Board of Directors approved the adoption of a Shareholder Rights Plan. The Rights Plan, which is similar to rights plans adopted by numerous other public companies, provides for a dividend distribution to CorVel stockholders of one preferred stock purchase "Right" for each outstanding share of CorVel's common stock. The Rights are designed to assure that all stockholders receive fair and equal treatment in the event of any proposed takeover of the company and to encourage a potential acquirer to negotiate with the Board of Directors prior to attempting a takeover. The Rights have an exercise price of $125.00 per Right, subject to subsequent adjustment. Initially, the Rights will trade with the company's common stock, and will not be exercisable until the occurrence of certain takeover-related events. Unless earlier redeemed or exchanged in accordance with the Rights Agreement, the Rights are due to expire on February 10, 2007. The issuance of the Rights has no dilutive effect on the Company's earnings per share.

NOTE K - QUARTERLY RESULTS

        The following is a summary of unaudited results of operations for the two years ended March 31, 1997 and 1998:

                                                                   Net income    Net income
FISCAL YEAR ENDED                                                   per basic    per diluted
MARCH 31, 1997:                           Gross        Net           common        common
                        Revenues         Margin       income          share         share
                        --------         ------       ------          -----         -----
First Quarter         $  29,851,000   $ 5,390,000  $ 2,042,000       $   .44       $   .43
Second Quarter           29,719,000     5,488,000    2,092,000           .45           .44
Third Quarter            30,441,000     5,681,000    2,177,000           .47           .46
Fourth Quarter           31,693,000     5,822,000    2,205,000           .50           .49

FISCAL YEAR ENDED
MARCH 31, 1998:
First Quarter         $  34,024,000   $ 6,467,000  $ 2,275,000        $  .53        $  .52
Second Quarter           34,683,000     6,475,000    2,381,000           .57           .55
Third Quarter            35,558,000     6,595,000    2,395,000           .58           .56
Fourth Quarter           37,444,000     6,619,000    2,406,000           .58           .57

Schedule II


                               CORVEL CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS

                                             Additions
                               Balance at    Charged to                  Balance at
                                Beginning    Costs and                     End of
                                 of Year      Expenses    Deductions        Year
                                 -------      --------    ----------        ----
ALLOWANCE FOR DOUBTFUL
ACCOUNTS:

Year Ended March 31, 1998:     $ 1,686,000   $2,437,000   $(2,041,000)   $2,082,000
Year Ended March 31, 1997:       1,268,000    1,763,000    (1,345,000)    1,686,000
Year Ended March 31, 1996:         825,000      500,000       (57,000)    1,268,000

                                  EXHIBIT INDEX

EXHIBIT
NO.                          TITLE - - METHOD OF FILING                            PAGE
---                          --------------------------                            ----
 3.1      Certificate of Incorporation of the Company - - Incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on
          Form S-1 Registration No. 33-40629.

 3.2      Bylaws of the Company - - Incorporated herein by reference to Exhibit
          3.2 to the Company's Registration Statement on Form S-1 Registration
          No. 33-40629.

10.1      Nonqualified Stock Option Agreement between V. Gordon Clemons, the
          Company and North Star together with all amendments and addendums thereto - - Incorporated herein by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 Registration No.
          33-40629.

10.2      Supplementary Agreement between V. Gordon Clemons, the Company and
          North Star - - Incorporated herein by reference to Exhibit 10.7 to the
          Company's Registration Statement on Form S-1 Registration No.
          33-40629.

10.3 Amendment to Supplementary Agreement between Mr. Clemons, the Company and North Star - - Incorporated herein by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended
          March 31, 1992.

10.4 Restated 1988 Executive Stock Option Plan, as amended - Incorporated herein by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995.

10.5      Form of Notice of Grant of Stock Option Under the Restated 1988
          Executive Stock Option Plan - - Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended
          March 31, 1994.

10.6      Form of Stock Option Agreement under the Restated 1988 Executive Stock
          Option Plan - - Incorporated herein by reference to the Company's
          Annual Report on Form 10-K for the fiscal year ended March 31, 1994.

EXHIBIT
NO.                          TITLE - - METHOD OF FILING                            PAGE
---                          --------------------------                            ----
10.7      Form of  Notice of  Exercise  under the  Restated  1988  Executive
          Stock Option Plan - - Incorporated herein by reference to the
          Company's Annual Report on Form 10-K for the fiscal year ended March
          31, 1994.

10.8 Employment Agreement of V. Gordon Clemons - - Incorporated herein by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 Registration No. 33-40629.

10.9 Restated 1991 Employee Stock Purchase Plan, as amended - Incorporated herein by reference to Exhibit 10.11 in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995.

10.10     Fidelity Master Plan for Savings and Investments, and amendments - -
          Incorporated herein by reference to Exhibit 10.16 and 10.16A to the Company's Registration Statement on Form S-1 Registration No.
          33-40629.

10.11 Daniel Davis Severance Arrangement - - Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1993.

10.12     Shareholder Rights Plan - - Incorporated herein by reference to the
          Company's 8-K filed on February 28, 1997.

21.1      Subsidiaries of the Company - - Attached.

23.1      Consent of Independent Auditors - - Attached.

27.1      Financial Data Schedule - - Attached.

27.2      Financial Data Schedule - - Attached.

27.3      Financial Data Schedule - - Attached.