Form 10-Q
period 1998-06-30
CORVEL CORP
filed 1998-08-14
CIK 874866

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended June 30, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For this transition period from                to
                                     --------------    ----------------


                         Commission file number O-19291


                               CORVEL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                     33-0282651
---------------------------------              ---------------------------------
  (State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)


2010 Main Street, Suite 1020 Irvine, CA                    92614
--------------------------------------------------------------------------------
(Address of principal executive office)                  (zip code)


Registrant's telephone number, including code: (949) 851-1473
                                               ---------------


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

The number of shares outstanding of the registrant's Common Stock, $0.0001 Par Value, as of June 30, 1998 was 4,085,000 shares.

                               CORVEL CORPORATION

                                TABLE OF CONTENTS


PART I -- FINANCIAL INFORMATION

Item 1  Financial Statements

        Consolidated Balance Sheets - March 31, 1998 (audited) and
          June 30, 1998 (unaudited)- Page 3 of 14

        Consolidated Statements of Income -- Three months ended June 30, 1997 and 1998 (both unaudited) - Page 4 of 14

        Consolidated Statements of Cash Flows -- Three months ended
          June 30, 1997 and 1998 (both unaudited) - Page 5 of 14

        Notes to Consolidated Financial Statements (unaudited) -- June 30, 1998
          - Page 6 of 14

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Pages 7 through 10 of 14


PART II -- OTHER INFORMATION

Item 1. Legal Proceedings - Page 11 of 14

Item 2. Changes in Securities - Page 11 of 14

Item 3. Defaults upon Senior Securities - Page 11 of 14

Item 4. Submission of Matters to a Vote of Security Holders - Pages 11 of 14

Item 5. Other Information - Page 11 of 14

Item 6. Exhibits and Reports on Form 8-K

Part I - Financial Information

Item 1. Financial Statements


CORVEL CORPORATION

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 1998 AND JUNE 30, 1998

                                                    March 31, 1998       June 30, 1998
                                                    --------------       -------------
                                                       (audited)        (unaudited)
ASSETS
Current Assets
Cash and cash equivalents                           $  8,430,000         $  6,408,000
Accounts receivable, net                              25,633,000           27,871,000
Prepaid taxes and expenses                               736,000              655,000
Deferred income taxes                                  2,376,000            1,725,000
                                                    ------------         ------------
     Total current assets                             37,175,000           36,659,000
                                                    ------------         ------------
Property and Equipment, Net                           16,542,000           16,740,000

Other Assets                                           6,774,000            7,758,000
                                                    ------------         ------------
          TOTAL ASSETS                              $ 60,491,000         $ 61,157,000
                                                    ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable                                    $  6,078,000         $  4,540,000
Accrued liabilities                                    6,371,000            6,888,000
                                                    ------------         ------------
     Total current liabilities                        12,449,000           11,426,000
                                                    ------------         ------------
Deferred income taxes                                  2,271,000            3,366,000
Stockholders' Equity
Common stock                                                --                   --
Paid-in-capital                                       30,615,000           31,024,000
Treasury Stock, (357,000 shares at March 31,
  1998 and 792,100 shares at June 30, 1998)          (21,727,000)         (24,045,000)
Retained earnings                                     36,883,000           39,384,000
                                                    ------------         ------------
     Total stockholders' equity                       45,771,000           46,363,000
                                                    ------------         ------------
        TOTAL LIABILITIES AND EQUITY                $ 60,491,000         $ 61,157,000
                                                    ============         ============


         See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

INCOME STATEMENT
FISCAL YEAR ENDING FISCAL MARCH  31, 1999
FIRST QUARTER ENDING  JUNE 30, 1998

                                             Three months ending June 30,
                                           ------------------------------
                                               1997               1998
                                           -----------        -----------
REVENUES                                   $34,027,000        $39,552,000

Cost of Revenues

Gross profit                                27,557,000         32,342,000
                                           -----------        -----------

General and administrative expenses          6,467,000          7,210,000

Income before income taxes                   2,798,000          3,177,000
                                           -----------        -----------

Income tax provision                         3,669,000          4,033,000

NET INCOME                                   1,394,000          1,532,000
                                           -----------        -----------

Net income per common and common
  equivalent share                         $ 2,275,000        $ 2,501,000
                                           ===========        ===========
Weighted average common and common
  equivalent shares                        $       .52        $       .60
                                           ===========        ===========
                                             4,364,000          4,169,000



          See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JUNE 30, 1997, AND 1998

                                                      Three months ended June 30,
                                                   ---------------------------------
                                                       1997                 1998
                                                   ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES

NET INCOME                                         $  2,275,000         $  2,501,000

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation and amortization                         1,214,000            1,304,000

Changes in operating assets and liabilities
Accounts receivable                                  (1,786,000)          (2,238,000)
Prepaid taxes and expenses                               63,000               81,000
Accounts payable                                     (1,128,000)          (1,538,000)
Accrued liabilities                                     734,000              517,000
Deferred income taxes and income taxes
   payable                                            1,197,000            1,746,000
Other assets                                           (524,000)            (984,000)
                                                   ------------         ------------
Net cash provided by operating activities             2,045,000            1,389,000
                                                   ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES

Additions to property and equipment
Net cash used in investing activities                (2,061,000)          (1,502,000)
                                                   ------------         ------------
                                                     (2,061,000)          (1,502,000)
                                                   ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES

Purchase of Treasury Stock
Sale of common and exercise of stock
  options and related tax benefits                   (3,317,000)          (2,318,000)
                                                   ------------         ------------

Net cash provided by financing activities                97,000              409,000
                                                   ------------         ------------
                                                     (3,220,000)          (1,909,000)
INCREASE (DECREASE) IN CASH:

Cash and cash equivalents at beginning               (3,326,000)          (2,022,000)
Cash and cash equivalents at end                     15,665,000            8,430,000
                                                   ------------         ------------
                                                   $ 12,429,000         $  6,408,000
                                                   ============         ============


          See accompanying notes to consolidated financial statements.

                               CORVEL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1998 (UNAUDITED)


A.  Basis of Presentation

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended March 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended March 31, 1998 included in the Company's registration statement on Form 10-K.


B.  Earnings per Share

    Earnings per common and common equivalent shares were computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the quarter. For calculation of the common and common equivalent shares, see Exhibit 11 included herein.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following table contains certain financial data as a percentage of revenues:


Three months ended June 30:         1997          1998
---------------------------         -----         -----
Revenues                            100.0%        100.0%
Cost of services                     81.0          81.8
                                    -----         -----
Gross profit                         19.0          18.2
                                    -----         -----

General and administrative            8.2           8.0
                                    -----         -----
Income from operations               10.8          10.2
                                    -----         -----

Income tax provision                  4.1           3.9
                                    -----         -----
NET INCOME                            6.7%          6.3%
                                    =====         =====


        Revenues for the three months ended June 30, 1998 increased by $5.6 million to $39.6 million, an increase of 14% over the $34.0 million revenue for the comparable period in the prior fiscal year. The increase in revenues is primarily attributable to a 22% increase in patient management revenue along with a 9% increase in provider program revenues. The increase in patient management revenues is primarily attributable to an increase in referrals. The growth in the Company's revenue was at or lower than experienced by the Company in previous years. This slower growth rate in the current quarter was partially attributable to the reduction in the growth rate of healthcare expenditures on a national level which helped contribute to a reduction in the growth of the amount of claims processed by the Company.

        Cost of revenues for the three months ended June 30, 1998 increased to 81.8% from 81.0% for the three months ended June 30, 1996. The gross profit margin decreased due to higher growth rates in the patient management business than the provider program revenues as noted above. Provider program revenues yield a higher gross margin than patient management services.

        General and administrative expenses as a percentage of revenues decreased from 8.2% for the quarter ending June 30, 1997, to 8.0% for the quarter ending June 30, 1998. This decrease is due to a 14% increase in general and administrative expenses as compared to the 16% growth in revenues. General and administrative expenses were $3.2 million for the three months ended June 30, 1998 compared to $2.8 million for the three months ended June 30, 1997.

 LIQUIDITY AND CAPITAL RESOURCES

        The Company has funded its operations and capital expenditures primarily from cash flow from operations. During the quarter ending June 30, 1998, net working capital increased by $.5 million, from $24.7 million at March 31, 1998 to $25.2 million at June 30, 1997. However, cash declined from $8.4 million at March 31, 1998 to $6.4 million at June 30, 1998, a decrease of $2.0 million. This decline in cash is due to the Company's continued repurchases of its common stock. During the quarter ending June 30, 1998, the Company repurchased $2.3 million of its common stock. Since the repurchase program was enacted in the fall of 1996, the Company has repurchased $24.0 million of its common stock. These repurchases were paid from cash generated by the operations of the Company. The Company has historically required substantial capital to fund the growth of its operations, particularly working capital to fund the growth in accounts receivable and property. The Company believes, however, that the cash balance at June 30, 1998 along with anticipated internally generated funds and capacity to borrow will be sufficient to meet the Company's expected cash requirements for at least the next twelve months.

CAUTIONARY STATEMENT REGARDING RISK FACTORS


        Certain statements contained in the Company's Annual Report on Form 10-K for the year ended March 31, 1998, Quarterly Report on Form 10-Q for the quarter ending June 30, 1998, as well as the Company's Annual Report for the year ending March 31, 1998, such as statements concerning the development of new services, possible legislative changes, and other statements contained herein regarding matters that are not historical facts, are forward-looking statements (as such term is defined in the Securities Act of 1933, as amended). Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

        Past financial performance is not necessarily a reliable indicator of future performance, and investors should not use historical performance to anticipate results or future period trends. Factors that could cause actual results to differ materially include, but are not limited to, those discussed below. In addition, reference is made to the Company's most recent annual report for the fiscal year ending March 31, 1998.

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

        During the past fiscal year, the Company has made efforts to increase its presence and revenue in the group health market with limited success. Managed care in this market is more mature than managed care in workers' compensation and has numerous large competitors, primarily health maintenance organizations. The Company has limited experience in the group health market. There is no assurance that the Company will be successful in this market.

        The Company expects that a considerable amount of its future growth will depend on its ability to process and manage claims data more efficiently and to provide more meaningful healthcare information to customers and payors of healthcare. There is no assurance that the Company will be able to develop, license or otherwise acquire software to address these market demands as well or as timely as its competitors

        POSSIBLE VOLATILITY OF STOCK PRICE. The market price of the Company's Common Stock following this offering may be highly volatile. Factors such as variations in the Company's revenues, earnings and cash flow, general market trends in the workers' compensation managed care market, and announcements of innovations by the Company or its competitors could cause the market price of the Common Stock to fluctuate substantially. Specifically, the quarter to quarter percentage growth in operating results for the Company's two most recently completed fiscal years was lower than the growth rates historically experienced by the Company. The Company's slower growth rate in those quarters was partially attributable to a reduction in the growth rate of health care expenditures nationally, contributing to a reduction in the growth of claims processed by the Company. There can be no assurance that the Company's growth rate in the future, if any, will be at or near historical levels.

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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None.

ITEM 5 - OTHER INFORMATION - None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             Exhibit 11  -- Computation of Per Share Earnings

             Exhibit 27  -- Financial Data Schedule

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


August 13, 1998