Form 10-Q
period 1998-09-30
CORVEL CORP
filed 1998-11-13
CIK 874866

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarter ended September 30, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For this transition period from                to
                                    ---------------   ---------------


                         Commission file number O-19291
                                                -------


                               CORVEL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                       33-0282651
---------------------------------              ---------------------------------
 (State or other jurisdiction                  (IRS Employer Identification No.)
of incorporation or organization)



2010 Main Street, Suite 1020 Irvine, CA                     92614
---------------------------------------                   ---------
(Address of principal executive office)                   (zip code)


Registrant's telephone number, including code:  (949) 851-1473
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

The number of shares outstanding of the registrant's Common Stock, $0.0001 Par Value, as of September 30, 1998 was 4,069,000 shares.

                               CORVEL CORPORATION

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets - March 31, 1998 (audited) and September 30, 1998 (unaudited)- Page 3 of 13

Consolidated Statements of Income -- Three months ended September 30, 1997 and 1998 (both unaudited) - Page 4 of 13

Consolidated Statements of Income -- Six months ended September 30, 1997 and 1998 (both unaudited) - Page 5 of 13

Consolidated Statements of Cash Flows -- Three months ended September 30, 1997 and 1998 (both unaudited) - Page 6 of 13

Notes to Consolidated Financial Statements (unaudited) -- September 30, 1998 Page 7 of 13

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Pages 8 through 11 of 13


PART II. OTHER INFORMATION

Item 1. Legal Proceedings - Page 12 of 13

Item 2. Changes in Securities - Page 12 of 13

Item 3. Defaults upon Senior Securities - Page 12 of 13

Item 4. Submission of Matters to a Vote of Security Holders - Pages 12 of 13

Item 5. Other Information - Page 12 of 13

Item 6. Exhibits and Reports on Form 8-K - page 12 of 13

Part I - Financial Information

Item 1. Financial Statements


CORVEL CORPORATION
CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 1998 AND SEPTEMBER 30, 1998

                                         March 31, 1998   September 30, 1998
                                         --------------   ------------------
                                            (audited)         (unaudited)
ASSETS

Current Assets
Cash and cash equivalents                 $  8,430,000       $  5,160,000
Accounts receivable, net                    25,633,000         28,591,000
Prepaid taxes and expenses                     736,000            615,000
Deferred income taxes                        2,376,000          2,025,000
                                          ------------       ------------
     Total current assets                   37,175,000         36,391,000
                                          ------------       ------------
Property and Equipment, Net                 16,542,000         17,066,000

Other Assets                                 6,774,000          6,939,000
                                          ------------       ------------
          TOTAL ASSETS                    $ 60,491,000       $ 60,396,000
                                          ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable                          $  6,078,000       $  4,511,000
Accrued liabilities                          6,371,000          5,204,000
                                          ------------       ------------
     Total current liabilities              12,449,000          9,715,000
                                          ------------       ------------

Deferred income taxes                        2,271,000          2,554,000

Stockholders' Equity
Common stock                                      --                 --
Paid-in-capital                             30,615,000         31,561,000
Treasury Stock, (731,000 shares at
March 31, 1998 and 829,000 shares at
September 30, 1998)                        (21,727,000)       (25,374,000)
Retained earnings                           36,883,000         41,940,000
                                          ------------       ------------
  Total stockholders' equity                45,771,000         48,127,000
                                          ------------       ------------
    TOTAL LIABILITIES AND EQUITY          $ 60,491,000       $ 60,396,000
                                          ============       ============

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

INCOME STATEMENT

FISCAL YEAR ENDING FISCAL MARCH  31, 1999
SECOND QUARTER ENDING  SEPTEMBER 30, 1998

                                             Three months ending
                                                September 30,
                                         ----------------------------
                                            1997             1998
                                         -----------      -----------
REVENUES                                 $34,683,000      $40,474,000

Cost of Revenues                          28,208,000       33,326,000
                                         -----------      -----------
Gross profit                               6,475,000        7,148,000

General and administrative expenses        2,634,000        3,026,000
                                         -----------      -----------
Income before income taxes                 3,841,000        4,122,000

Income tax provision                       1,460,000        1,566,000
                                         -----------      -----------
NET INCOME                               $ 2,381,000      $ 2,556,000
                                         ===========      ===========

EARNINGS PER SHARE:
Basic                                    $       .57      $       .63
                                         ===========      ===========
Diluted                                  $       .55      $       .62
                                         ===========      ===========

WEIGHTED AVERAGE SHARES:
Basic                                      4,195,000        4,066,000

Diluted                                    4,301,000        4,123,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

INCOME STATEMENT

FISCAL YEAR ENDING FISCAL MARCH  31, 1999

                                               Six months ending
                                               September 30, 1998
                                         -----------------------------
                                             1997             1998
                                         -----------      ------------
REVENUES                                 $68,707,000      $80,026,000
Cost of Revenues
                                          55,765,000       65,668,000
                                         -----------      -----------
Gross profit                              12,942,000       14,358,000
General and administrative expenses        5,432,000        6,203,000
                                         -----------      -----------
Income before income taxes                 7,510,000        8,155,000
Income tax provision                       2,854,000        3,098,000
                                         -----------      -----------
NET INCOME                               $ 4,656,000      $ 5,057,000
                                         ===========      ===========
EARNINGS PER SHARE:
Basic                                    $      1.10      $      1.24
                                         ===========      ===========
Diluted                                  $      1.07      $      1.24
                                         ===========      ===========
WEIGHTED AVERAGE SHARES:
Basic                                      4,240,000        4,086,000
Diluted                                    4,333,000        4,146,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED SEPTEMBER 30, 1997, AND 1998

                                                        Six months ended
                                                          September 30,
                                                 -------------------------------
                                                     1997               1998
                                                 ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME                                       $  4,656,000       $  5,057,000
Adjustments to reconcile net income to
  net cash provided by (used in)
  operating activities:

Depreciation and amortization                       2,484,000          2,803,000

Changes in operating assets and liabilities
Accounts receivable                                (3,042,000)        (2,958,000)
Prepaid taxes and expenses                             (3,000)           472,000
Accounts payable                                   (1,856,000)        (1,567,000)
Accrued liabilities                                 1,709,000         (1,167,000)
Income taxes payable                                1,246,000            283,000
Other assets                                         (459,000)          (265,000)
                                                 ------------       ------------
Net cash provided by  operating activities          4,735,000          2,658,000
                                                 ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment                (3,780,000)        (3,227,000)
                                                 ------------       ------------
Net cash used in investing activities              (3,780,000)        (3,227,000)
                                                 ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of Treasury Stock                         (6,603,000)        (3,647,000)
Sale of common and exercise of stock
  options and related tax benefits                  1,186,000            946,000
                                                 ------------       ------------
Net cash provided by financing activities          (5,417,000)        (2,701,000)
                                                 ------------       ------------
INCREASE (DECREASE) IN CASH :                      (4,462,000)        (3,270,000)
Cash and cash equivalents at beginning           $ 15,665,000          8,430,000
                                                 ------------       ------------
Cash and cash equivalents at end                 $ 11,203,000       $  5,160,000
                                                 ============       ============

See accompanying notes to consolidated financial statements.

                               CORVEL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1998 (UNAUDITED)


A.  Basis of Presentation

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended March 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended March 31, 1998 included in the Company's registration statement on Form 10-K.

B.  Earnings per Share

    Earnings per common and common equivalent shares were computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the quarter. For calculation of the common and common equivalent shares, see Exhibit 11 included herein.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following table contains certain financial data as a percentage of revenues:


Three months ended Sept. 30:         1997          1998
----------------------------         ----          ----
Revenues                            100.0%        100.0%
Cost of services                     81.4          82.3
                                    -----         -----
 Gross profit                        18.6          17.7
                                    -----         -----
General and administrative            7.5           7.5
                                    -----         -----
Income from operations               11.1          10.2
                                    -----         -----
Income tax provision                  4.2           3.9
                                    -----         -----
NET INCOME                            6.9%          6.3%
                                    =====         =====



Six months ended Sept. 30:           1997          1998
--------------------------          -----         -----
Revenues                            100.0%        100.0%
Cost of services                     81.1          82.1
                                    -----         -----
Gross profit                         18.6          17.7
                                    -----         -----

General and administrative            7.9           7.8
                                    -----         -----
Income from operations               11.0          10.1
                                    -----         -----

Income tax provision                  4.2           3.8
                                    -----         -----
NET INCOME                            6.8%          6.3%
                                    =====         =====

Revenues for the three months ended September 30, 1998 increased by $5.8 million to $40.5 million, an increase of 17% over the $34.7 million revenue for the comparable period in the prior fiscal year. The increase in revenues is primarily attributable to a 21% increase in patient management revenue along with a 11% increase in provider revenues. Case management revenue grew to $23.7 million from $19.6 million in the prior year, an increase of $4.1 million. The increase in patient management is primarily due to a few national case management contracts which the company was awarded during the past year.

Revenues for the six months ended June 30, 1998 increased by $11.3 million to $80.0 million, an increase of 17% over the $68.7 million revenue for the comparable period in the prior fiscal year. The increase in revenues is primarily attributable to a 21% increase in patient management revenue along with a 10% increase in provider revenues. Case management revenue grew to $46.2 million from $38.1 million in the prior year, an increase of $8.1 million. The increase in patient management is primarily due to a few national case management contracts which the company was awarded during the past year.

Cost of revenues for the three months ended September 30, 1997 increased from 81.4% of revenues to 82.3% of revenue for the three months ended September 30, 1998. Cost of revenues for the six months ended September 30, 1997 increased from 81.1% of revenues to 82.1% of revenue for the six months ended September 30, 1998. Both of the cost of revenues percentage noted above increased primarily due to a higher growth rate in the patient management business compared to the growth in the provider programs business. The patient management business has a greater cost of revenue percentage than that in the provider program business. Additionally, both of the Company's business were under greater pricing pressure than in prior years.

General and administrative expenses as a percentage of revenues decreased from 7.9% for the six months ending September 30, 1997, to 7.8% for the six months ending September 30, 1998. This decline in this percentage is due to the growth in the Company's revenue exceeded the growth in general and administrative expenses. General and administrative expenses as a percentage of revenue remained unchanged at 7.5% of revenue for the three months ended September 30, 1997 and 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its operations and capital expenditures primarily from cash flow from operations. During the six months ending September 30, 1998, net working capital increased by $2.0 million, from $24.7 million at March 31, 1998 to $26.7 million at September 30, 1998. This increase was primarily due to the increase in accounts receivable by $3.0 million, from $25.6 million to $28.6 million. As of September 30, 1998, the Company had $5.2 million in cash, primarily in short-term highly-liquid investments with maturities of 90 days or less. The Company has historically required substantial capital to fund the growth of its operations, particularly working capital to fund the growth in accounts receivable. The Company believes, however, that the cash balance at September 30, 1998 along with anticipated internally generated funds will be sufficient to meet the Company's expected cash requirements for at least the next twelve months. As of September 30, 1998, the Company had no interest bearing debt.


CAUTIONARY STATEMENT REGARDING RISK FACTORS

        Certain statements contained in the Company's Annual Report on Form 10-K for the year ended March 31, 1998, Quarterly Report on Form 10-Q for the quarter ending September 30, 1998, as well as the Company's Annual Report for the year ending March 31, 1998, such as statements concerning the development of new services, possible legislative changes, and other statements contained herein regarding matters that are not historical facts, are forward-looking statements (as such term is defined in the Securities Act of 1933, as amended). Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

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

ITEM 2 - CHANGES IN SECURITIES - None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS At the Company's regularly scheduled annual meeting, held on August 6, 1998, the shareholders approved the elections of V. Gordon Clemons, Peter E. Flynn, Steven J. Hamerslag, R. Judd Jessup, and Jeffery J. Michael, with 3,680,660 shares, 3,680,594 shares, 3,680,657 shares, 3,680,656 shares, and 3,680,667 shares, respectively.

ITEM 5 - OTHER INFORMATION - None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

         (a) EXHIBITS

             Exhibit
               No.
             -------
              11.1     Computation of Earnings Per Share

              27       Financial Data Schedule (EDGAR)


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                        CORVEL CORPORATION

                                        By: /s/ V. GORDON CLEMONS
                                            ------------------------------------
                                            V. Gordon Clemons, Chairman of the
                                            Board, Chief Executive Officer,
                                            and President

                                        By: /s/ RICHARD J. SCHWEPPE
                                            ------------------------------------
                                            Richard J. Schweppe,
                                            Chief Financial Officer


November 13, 1998

                                 EXHIBIT INDEX

EXHIBIT
NUMBER        DESCRIPTION
-------       -----------
 11.1         Computation of Per Share Earnings

 27           Financial Data Schedule