Form 10-Q/A
period 1998-09-30
CORVEL CORP
filed 1999-02-10
CIK 874866

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1998

                                       or

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            For this transition period from __________ to __________

                         Commission file number O-19291

                               CORVEL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                      33-0282651
---------------------------------              ---------------------------------
  (State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)


2010 Main Street, Suite 1020
Irvine, CA                                                    92614
---------------------------------------                       ----------
(Address of principal executive office)                       (zip code)

Registrant's telephone number, including code:       (949) 851-1473
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS
The following table contains certain financial data as a percentage of revenues:

            Three months ended Sept. 30:      1997             1998
            ----------------------------      ----             ----
            Revenues                         100.0%           100.0%
            Cost of services                  81.4             82.3
            Gross profit                      18.6             17.7
                                             -----            -----
            General and administrative         7.5              7.5
                                             -----            -----
            Income from operations            11.1             10.2
                                             -----            -----
            Income tax provision               4.2              3.9
                                             -----            -----
            NET INCOME                         6.9%             6.3%
                                             =====            =====

            Six months ended Sept. 30:        1997             1998
            --------------------------        ----             ----
            Revenues                         100.0%           100.0%
            Cost of services                  81.1             82.1
                                             -----            -----
            Gross profit                      18.9             17.9
                                             -----            -----
            General and administrative         7.9              7.8
                                             -----            -----
            Income from operations            11.0             10.1
                                             -----            -----
            Income tax provision               4.2              3.8
                                             -----            -----
            NET INCOME                         6.8%             6.3%
                                             =====            =====

        Revenues for the three months ended September 30, 1998 increased by $5.8 million to $40.5 million, an increase of 17% over the $34.7 million revenue for the comparable period in the prior fiscal year. The increase in revenues is primarily attributable to a 21% increase in patient management revenue along with a 11% increase in provider revenues. Case management revenue grew to $23.7 million from $19.6 million in the prior year, an increase of $4.1 million. The increase in patient management is primarily due to a few national case management contracts, which the company was awarded during the past year.

        Revenues for the six months ended June 30, 1998 increased by $11.3 million to $80.0 million, an increase of 17% over the $68.7 million revenue for the comparable period in the prior fiscal year. The increase in revenues is primarily attributable to a 21% increase in patient management revenue along with a 10% increase in provider revenues. Case management revenue grew to $46.2 million from $38.1 million in the prior year, an increase of $8.1 million. The increase in patient management is primarily due to a few national case management contracts, which the company was awarded during the past year.

        Cost of revenues for the three months ended September 30, 1997 increased from 81.4% of revenues to 82.3% of revenue for the three months ended September 30, 1998. Cost of revenues for the six months ended September 30, 1997 increased from 81.1% of revenues to 82.1% of revenue for the six months ended September 30, 1998.

        Both of the cost of revenues percentage noted above increased primarily due to a higher growth rate in the patient management business compared to the growth in the provider programs business. The patient management business has a greater cost of revenue percentage than that in the provider program business. Additionally, both of the Company's businesses were under greater pricing pressure than in prior years.

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

        LIQUIDITY AND CAPITAL RESOURCES

        The Company has funded its operations and capital expenditures primarily from cash flow from operations. During the six months ending September 30, 1998, net working capital increased by $2.0 million, from $24.7 million at March 31, 1998 to $26.7 million at September 30, 1998. This increase was primarily due to the increase in accounts receivable by $6.3 million, from $22.3 million to $28.9 million. As of September 30, 1998, the Company had $5.2 million in cash, primarily in short-term highly-liquid investments with maturities of 90 days or less. The Company has historically required substantial capital to fund the growth of its operations, particularly working capital to fund the growth in accounts receivable. The Company believes, however, that the cash balance at September 30, 1998 along with anticipated internally generated funds will be sufficient to meet the Company's expected cash requirements for at least the next twelve months. As of September 30, 1998, the Company had no interest bearing debt.


        YEAR 2000 INFORMATION SYSTEMS ISSUES

        Certain computer programs written with two digits rather than four to define the applicable year may experience problems handling dates near the end of and beyond the year 1999 (Year 2000 failure dates). This may cause computer applications to fail or provide erroneous results unless corrective action is taken. The Company has developed a plan to address the Year 2000 issue and, in doing so, will incur internal staff costs as well as external consulting and other expenses related to infrastructure enhancements necessary to prepare its systems for the new century. A strategy for achieving compliance for each system component has been prepared. Costs of the Company's Year 2000 Project are estimated to be approximately $2.4 million of which approximately $1 million has been incurred through September 30, 1998. The cost of the Year 2000 Project will be expensed as incurred.

        With respect to Information Technology (IT) systems, our Year 2000 plan encompasses computer application systems, including those for client-server, minicomputer, and personal computer environments; and IT infrastructure, including hardware, operating system software, network technology, and voice and data communications.

        All of the Company proprietary systems development methodologies assure that core functions like date comparisons, date sorts, and elapsed-day calculations are standardized in shared-code libraries and/or utilities. This reduces the number of instances of redundant code to be reviewed and certified for Year 2000 compliance. The Company is currently conducting full system tests in a simulated post-2000 environment. It is anticipated that the certified versions of these systems will be fully implemented in all operating sites by June 30, 1999. Interoperability tests with clients' systems, if needed, commenced in the third quarter of 1998. Data formats used in EDI transmissions, unless specifically requested by the client, are Year 2000 compliant.

        Non-IT Systems
        The Company's non-IT systems are primarily comprised of systems typically found in commercial office buildings including, electrical, fire alarm and suppression, security, HVAC and elevator systems. The inventory phase for non-IT systems at the Company's major facilities in is complete. The Company is currently at the beginning of the assessment phase for its non-IT systems. As part of the assessment phase, the Company is communicating with the owners/landlords of office spaces which the Company leases to determine the Year 2000 readiness of such office space. At this time, the Company has not received any notice of non-compliance problems from landlords. The Company is also communicating with its significant vendors to determine their Year 2000 readiness and, when possible, obtain written assurances that the Year 2000 problem will not materially adversely effect their ability to continue to provide supplies or services to the Company.

        Each of the foregoing IT and non-IT programs are being conducted in phases, described as follows: INVENTORY or AWARENESS PHASE -- Identify hardware, software, processes or devices that use or process date information. ASSESSMENT PHASE -- Identify Year 2000 date processing deficiencies and related implications. PLANNING and VALIDATION PHASE -- Determine for each deficiency an appropriate solution and budget. Schedule resources and develop testing plans. Validate the recommended solution with testing. IMPLEMENTATION PHASE -- Implement designed solutions. Conduct systems testing. The plan also includes a control element intended to ensure that changes to IT and non-IT systems do not introduce Year 2000 issues.

        The Company's bill review product for Windows is presently Year 2000 compatible as well as the case management software. The Company's bill review software which runs on VMS is in the planning and validation phase with implementation scheduled prior to the end of the June 1999 quarter.

        The Company's software for its accounts receivable, accounts payable and general ledger is presently Year 2000 compatible and the billing software is in the planning and validation phase with implementation scheduled prior to the end of the June 1999 quarter.

        Review of the non-IT systems is in the assessment phase with implementation scheduled prior to the end of the September 1999 quarter.

        The plan as provides for contingency plans and related cost estimates, as additional information becomes available. Our Year 2000 Plan is subject to modification and is revised periodically as additional information is developed. The Company currently believes that its Year 2000 Plan will be completed in all material respects prior to the anticipated Year 2000 failure dates.

        Successful completion of the Company's 2000 Project is affected by many factors, including but not limited to Year 2000 readiness of the Company's key vendors and customers. The information contained in this statement is based on management's best estimates. However, there can be no guarantee that these estimated will be achieved, and actual results could differ materially from those anticipated based on factors such as availability and cost of personnel trained in this area, the ability to identify relevant computers codes, and the impact of the Company's external relationships. The possible consequences of the Company or its business partners not being fully Year 2000 compliant include temporary disruption to the delivery of services. The Company will be using contingency plans already in place related to the backing up of information systems and disaster recovery procedures. The Company will be developing additional and/or supplemental contingency plans where necessary in an effort to be prepared should a Year 2000 issue arise.


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


                                       CORVEL CORPORATION

                                       By: V. Gordon Clemons
                                           -------------------------------------
                                       V. Gordon Clemons, Chairman of the Board,
                                       Chief Executive Officer, and President

                                       By:  Richard J. Schweppe
                                           -------------------------------------
                                       Richard J. Schweppe,
                                       Chief Financial Officer


February 9, 1999