Form 10-Q
period 1998-12-31
CORVEL CORP
filed 1999-02-12
CIK 874866

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended December 31, 1998

                                       or

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

     For this transition period from _________________ to _________________

                         Commission file number O-19291

                               CORVEL CORPORATION
             (Exact name of registrant as specified in its charter)

               Delaware                                      33-0282651
---------------------------------              ---------------------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)



2010 Main Street, Suite 1020
Irvine, CA                                     92614
---------------------------------              ----------
(Address of principal executive office)        (zip code)

Registrant's telephone number, including code:     (949) 851-1473

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES  [X]     NO [ ]

The number of shares outstanding of the registrant's Common Stock, $0.0001 Par Value, as of December 31, 1998 was 4,067,000 shares.

                               CORVEL CORPORATION

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets - March 31, 1998 (audited) and December 31, 1998 (unaudited)- Page 3 of 15

Consolidated Statements of Income -- Three months ended December 31, 1997 and 1998 (both unaudited) - Page 4 of 15

Consolidated Statements of Income -- Nine months ended December 31, 1997 and 1998 (both unaudited) - Page 5 of 15

Consolidated Statements of Cash Flows -- Nine months ended December 31, 1997 and 1998 (both unaudited) - Page 6 of 15

Notes to Consolidated Financial Statements (unaudited) - December 31, 1998 - Page 7 of 15

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Pages 8 through 13 of 15


PART II.       OTHER INFORMATION

Item 1. Legal Proceedings - Page 14 of 15

Item 2. Changes in Securities - Page 14 of 15

Item 3. Defaults upon Senior Securities - Page 14 of 15

Item 4. Submission of Matters to a Vote of Security Holders - Pages 14 of 15

Item 5. Other Information - Page 14 of 15

Item 6. Exhibits and Reports on Form 8-K - page 14 of 15

Part I - Financial Information
Item 1. Financial Statements

CORVEL CORPORATION
CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 1998 AND DECEMBER 31, 1998


                                                  March 31, 1998   December 31, 1998
                                                  --------------   -----------------
                                                     (audited)        (unaudited)
ASSETS
Current Assets
Cash and cash equivalents                          $  8,430,000       $  7,029,000
Accounts receivable, net                             25,633,000         30,811,000
Prepaid taxes and expenses                              736,000            439,000
Deferred income taxes                                 2,376,000          2,050,000
                                                   ------------       ------------
     Total current assets                            37,175,000         40,329,000
                                                   ------------       ------------

Property and Equipment, Net                          16,542,000         17,222,000

Other Assets                                          6,774,000          6,987,000
                                                   ------------       ------------

          TOTAL ASSETS                             $ 60,491,000       $ 64,538,000
                                                   ============       ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable                                   $  6,078,000       $  4,993,000
Accrued liabilities                                   6,371,000          6,473,000
                                                   ------------       ------------
     Total current liabilities                       12,449,000         11,466,000
                                                   ------------       ------------

Deferred income taxes                                 2,271,000          2,649,000

Stockholders' Equity
Common stock                                                 --                 --
Paid-in-capital                                      30,615,000         31,960,000
Treasury Stock, (731,000 shares at March 31,
1998 and 849,000 shares at December 31, 1998)       (21,727,000)       (26,101,000)
Retained earnings                                    36,883,000         44,564,000
                                                   ------------       ------------
     Total stockholders' equity                      45,771,000         50,423,000
                                                   ------------       ------------

        TOTAL LIABILITIES AND EQUITY               $ 60,491,000       $ 64,538,000
                                                   ============       ============


See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
INCOME STATEMENT

FISCAL YEAR ENDING FISCAL MARCH  31, 1999
THIRD QUARTER ENDING DECEMBER 31, 1998



                                                 Three months  ending December 31,
                                                 ---------------------------------
                                                      1997               1998
                                                  -----------        -----------
REVENUES                                          $35,558,000        $42,030,000

Cost of Revenues                                   28,963,000         34,676,000
                                                  -----------        -----------

Gross profit                                        6,595,000          7,354,000

General and administrative expenses                 2,732,000          3,122,000
                                                  -----------        -----------

Income before income taxes                          3,863,000          4,232,000

Income tax provision                                1,468,000          1,608,000
                                                  -----------        -----------

NET INCOME                                        $ 2,395,000        $ 2,624,000
                                                  ===========        ===========

EARNINGS PER SHARE:
Basic                                             $       .58        $       .65
                                                  ===========        ===========
Diluted                                           $       .56        $       .64
                                                  ===========        ===========

WEIGHTED AVERAGE SHARES:
Basic                                               4,154,000          4,064,000
Diluted                                             4,274,000          4,121,000




See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
INCOME STATEMENT

FISCAL YEAR ENDING FISCAL MARCH  31, 1999
NINE MONTHS ENDING  DECEMBER 31, 1998



                                                Nine months  ending December 31,
                                                --------------------------------
                                                    1997               1998
                                                ------------        ------------
REVENUES                                        $104,265,000        $122,056,000

Cost of Revenues                                  84,728,000         100,344,000
                                                ------------        ------------

Gross profit                                      19,537,000          21,712,000

General and administrative expenses                8,164,000           9,325,000
                                                ------------        ------------

Income before income taxes                        11,373,000          12,387,000

Income tax provision                               4,322,000           4,706,000
                                                ------------        ------------

NET INCOME                                      $  7,051,000        $  7.681,000
                                                ============        ============

EARNINGS PER SHARE:
Basic                                           $       1.67        $       1.88
                                                ============        ============
Diluted                                         $       1.63        $       1.86
                                                ============        ============

WEIGHTED AVERAGE SHARES:
Basic                                              4,211,000           4,081,000
Diluted                                            4,314,000           4,138,000




See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED DECEMBER 31, 1997, AND 1998



                                                      Nine months ended December 31,
                                                     -------------------------------
                                                         1997               1998
                                                     ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME                                          $  7,051,000          7,681,000

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation and amortization                          3,335,000          4,108,000

Changes in operating assets and liabilities
Accounts receivable                                   (2,663,000)        (5,178,000)
Prepaid taxes and expenses                             1,143,000            297,000
Accounts payable                                        (262,000)        (1,085,000)
Accrued liabilities                                    1,389,000            102,000
Income taxes payable                                     (45,000)           704,000
Other assets                                            (749,000)          (213,000)
                                                    ------------        -----------

Net cash provided by  operating activities             9,199,000          6,416,000
                                                    ------------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES

Additions to property and equipment                   (5,686,000)        (4,788,000)
                                                    ------------        -----------
Net cash used in investing activities                 (5,686,000)        (4,788,000)
                                                    ------------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of  Treasury Stock                           (9,510,000)        (4,374,000)
Sale of common and exercise of stock
options and related tax benefits                       1,412,000          1,345,000
                                                    ------------        -----------
Net cash provided by financing activities             (8,098,000)        (3,029,000)
                                                    ------------        -----------

INCREASE (DECREASE) IN CASH:                          (4,585,000)        (1,401,000)
Cash and cash equivalents at beginning                15,665,000          8,430,000
                                                    ------------        -----------
Cash and cash equivalents at end                    $ 11,080,000          7,029,000
                                                    ============        ===========


See accompanying notes to consolidated financial statements.

                               CORVEL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998 (UNAUDITED)


A.  Basis of Presentation

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ended March 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended March 31, 1998 included in the Company's registration statement on Form 10-K.


B.  Earnings per Share

    Earnings per common and common equivalent shares were computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the quarter. For calculation of the common and common equivalent shares, see Exhibit 11 included herein.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following table contains certain financial data as a percentage of revenues:

      Three months ended Dec. 31:                      1997            1998
      ---------------------------                     ------          ------
      Revenues                                        100.0%          100.0%
      Cost of services                                 81.5            82.5
                                                      ------          ------
      Gross profit                                     18.5            17.5
                                                      ------          ------

      General and administrative                        7.7             7.4
                                                      ------          ------
      Income from operations                           10.8            10.1
                                                      ------          ------

      Income tax provision                              4.1             3.9
                                                      ------          ------
      NET INCOME                                        6.7%            6.2%
                                                      ======          ======

      Nine months ended Dec. 31:                       1997            1998
      --------------------------                      ------          ------
      Revenues                                        100.0%          100.0%
      Cost of services                                 81.3            82.2
                                                      ------          ------
      Gross profit                                     18.7            17.8
                                                      ------          ------

      General and administrative                        7.8             7.6
                                                      ------          ------
      Income from operations                           10.9            10.2
                                                      ------          ------

      Income tax provision                              4.1             3.9
                                                      ------          ------
      NET INCOME                                        6.8%            6.3%
                                                      ======          ======

       Revenues for the three months ended December 31, 1998 increased by $6.4 million to $42.0 million, an increase of 18% over the $35.6 million revenue for the comparable period in the prior fiscal year. The increase in revenues is primarily attributable to a 23% increase in patient management revenue along with a 12% increase in provider revenues. Case management revenue grew to $24.8 million from $20.1 million in the prior year, an increase of $4.7 million. The increase in patient management is primarily due to a few national case management contracts, which the company was awarded during the past year.

       Revenues for the nine months ended December 31, 1998 increased by $17.8 million to $122.1 million, an increase of 17% over the $104.3 million revenue for the comparable period in the prior fiscal year. The increase in revenues is primarily attributable to a 22% increase in patient management revenue along with an 11% increase in provider revenues. Case management revenue grew to $71.0 million from $58.2 million in the prior year, an increase of $12.8 million. The increase in patient management is primarily due to a few national case management contracts, which the company was awarded during the past year.

       Cost of revenues for the three months ended December 31, increased from 81.5% of revenues in 1997 to 82.5% of revenue for the three months ended December 31, 1998. Cost of revenues for the nine months ended December 31 increased from 81.3% of revenues in 1997 to 82.2% of revenue for the nine months ended December 31, 1998. Both of the cost of revenues percentage noted above increased primarily due to a higher growth rate in the patient management business compared to the growth in the provider programs business. The patient management business has a greater cost of revenue percentage than that in the provider program business. Additionally, both of the Company's businesses were under greater pricing pressure than in prior years.

       General and administrative expenses as a percentage of revenues decreased from 7.8% for the nine months ending December 31, 1997, to 7.6% for the nine months ending December 31, 1998. This decline in this percentage is due to the growth in the Company's revenue slightly exceeded the growth in general and administrative expenses. General and administrative expenses as a percentage of revenues for the quarter ending December 31, 1998 declined to 7.4% from 7.7% for the same quarter in the prior year.

       LIQUIDITY AND CAPITAL RESOURCES

       The Company has funded its operations and capital expenditures primarily from cash flow from operations. During the nine months ending December 31, 1998, net working capital increased by $4.2 million, from $24.7 million at March 31, 1998 to $28.9 million at December 31, 1998. This increase was primarily due to the increase in accounts receivable by $5.2 million, from $25.6 million to $30.8 million. As of December 31, 1998, the Company had $5.2 million in cash, primarily in short-term highly-liquid investments with maturities of 90 days or less. The Company has historically required substantial capital to fund the growth of its operations, particularly working capital to fund the growth in accounts receivable. The Company believes, however, that the cash balance at December 31, 1998 along with anticipated internally generated funds will be sufficient to meet the Company's expected cash requirements for at least the next twelve months. As of December 31, 1998, the Company had no interest bearing debt.

        YEAR 2000 INFORMATION SYSTEMS ISSUES

       Certain computer programs written with two digits rather than four to define the applicable year may experience problems handling dates near the end of and beyond the year 1999 (Year 2000 failure dates). This may cause computer applications to fail or provide erroneous results unless corrective action is taken. The Company has developed a plan to address the Year 2000 issue and, in doing so, will incur internal staff costs as well as external consulting and other expenses related to infrastructure enhancements necessary to prepare its systems for the new century. A strategy for achieving compliance for each system component has been prepared. Costs of the Company's Year 2000 Project are estimated to be approximately $2.4 million of which approximately $1.3 million has been incurred through December 31, 1998. The cost of the Year 2000 Project will be expensed as incurred.

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

       The Company's bill review product for Windows is presently Year 2000 compatible as well as the case management software. The Company's bill review software which runs on VMS is nearing the completion of the validation testing phase with implementation scheduled prior to the end of the June 1999 quarter.

       The Company's software for its accounts receivable, accounts payable and general ledger is presently Year 2000 compatible and the billing software is nearing the completion of the validation testing phase with implementation scheduled prior to the end of the June 1999 quarter.

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



                                         CORVEL CORPORATION

                                         By:  V. Gordon Clemons
                                             --------------------------------
                                         V. Gordon Clemons, Chairman of the
                                         Board, Chief Executive Officer,
                                         and President

                                         By:  Richard J. Schweppe
                                             --------------------------------
                                         Richard J. Schweppe,
                                         Chief Financial Officer


February 11, 1999