Form 10-K405
period 1999-03-31
CORVEL CORP
filed 1999-06-29
CIK 874866

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                                 --------------

  [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED MARCH 31, 1999

     [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM           TO
                                                 ----------    ----------

                         COMMISSION FILE NUMBER 0-19291

                               CORVEL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                               ------------------

                   DELAWARE                        33-0282651
       (STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)      IDENTIFICATION NUMBER)

          2010 MAIN STREET, SUITE 1020, IRVINE, CALIFORNIA      92614
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

                              YES [X]   NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of June 4, 1999, there were 8,129,000 shares of Common Stock outstanding, as adjusted for the 2-for-1 stock split in the form of a 100% dividend, paid on June 14, 1999.

         The Registrant does not have different classes of Common Stock and as of June 4, 1999, the aggregate market value of the Common Stock of the Registrant held by non-affiliates was $100,222,000, based upon the closing sale price of such stock on that date. For purposes of such calculation, only executive officers, board members, and beneficial owners of more than 10% of the Company's outstanding Common Stock are deemed to be affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on or about August 5, 1999, as filed with the Commission pursuant to Regulation 14A, are incorporated by reference in Part III of this Report.

         Portions of the Registration Statement filed with the Commission on Form S-1 (SEC File No. 33-40629), the Company's Annual Reports on Form 10-K for the fiscal years ended March 31, 1995, March 31, 1994, March 31, 1993 and March 31, 1992, and the Company's filing on Form 8-K on February 28, 1997, are incorporated by reference in Part IV of this Report.

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor for forward-looking statements. This Annual Report contains forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. The Company's actual results could differ materially from those projected in the forward-looking statements as a result of the factors described under "Cautionary Statement Regarding Forward-Looking Statements" and elsewhere in this Annual Report. Investors in the Company's securities should consider these factors.

                               CORVEL CORPORATION

                          1999 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS


                                     PART I
                                                                                                  Page
                                                                                                  ----
Item 1.  Business                                                                                    1

Item 2.  Properties                                                                                 13

Item 3.  Legal Proceedings                                                                          13

Item 4.  Submission of Matters to a Vote of Security Holders                                        14

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters                  14

Item 6.  Selected Financial Data                                                                    14

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations      14

Item 7a. Quantitative and Qualitative Disclosures About Market Risk                                 15

Item 8.  Financial Statements and Supplementary Data                                                15

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure       15

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant                                        15

Item 11.  Executive Compensation                                                                    15

Item 12.  Security Ownership of Certain Beneficial Owners and Management                            15

Item 13.  Certain Relationships and Related Transactions                                            15

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K                           16

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


RECENT DEVELOPMENT

         On May 24, 1999, the Company announced that its Board of Directors authorized a 2-for-1 common stock split in the form of a 100% stock dividend. The additional shares were distributed on June 15, 1999 to stockholders of record on May 31, 1999. Historical common share amounts, per share amounts and stock option data for all periods presented have been restated to reflect this change in the Company's capital structure.

INDUSTRY OVERVIEW

         Workers' compensation is a statutorily defined employee benefit, which varies on a state-by-state basis. Workers' compensation laws generally require employers to fully pay for employees' costs of medical treatment, lost wages, legal fees and other costs associated with work-related injuries and disabilities and, in certain jurisdictions, mandatory vocational rehabilitation. Companies provide such coverage to their employees through either the purchase of commercial insurance from private insurance companies, participation in state-run funds or through self-insurance.

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

         Many states do not permit employers to restrict a claimant's choice of provider, making it more difficult for employers to utilize managed care approaches such as HMOs and Preferred Provider Organizations ("PPOs"). However, in many states, employers have the right to direct employees to a specific primary health care provider during the onset of a workers' compensation case, subject to the right of the employee to change physicians after a specific period. In addition, workers' compensation programs vary from state to state, making it difficult for payors and multi-state employers to adopt uniform policies to administer, manage, and control the costs of benefits. As a result, managing the cost of workers' compensation requires approaches, which are tailored to the specified regulatory environment(s) in which the employer is operating.


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

         o Sending claims data directly to carriers' databases, thereby reducing costs due to repetitive or erroneous data entry

         In addition to providing the MedCheck software suite, CorVel also supports insurers and administrators with a full array of out-source capabilities. The Company provides a proprietary national PPO, as well as case managers both on-site and from telephonic hub operations. Currently, CorVel has its MedCheck software installed in 70 offices nationwide, accessed by over 400 bill review operators. These systems can be interfaced to insurers thought the Company's wide area network (WAN) as well as through its web-site and virtual private networks (VPN's). When installed at an insurer, the MedCheck suite can accept electronic data interfaces (EDI) from CorVel and other sources. In addition, MedCheck can send its own files on to the mainframe claims administration systems of major insurers and other payors. The system is designed for easy access by claims adjusters and includes functionality for such part-time users within the claims payment environment.

         MedCheck includes an artificial intelligence (AI) module (First Review) which allows insurers to incorporate the latest in software intelligence. MedCheck's "First Review" module can incorporate intelligence unique to specific insurance programs. In addition to these AI features, MedCheck's development reflects CorVel's experience as one of the leading managed care companies in the country. CorVel has been providing medical bill review and PPO administration services for the casualty insurance industry for ten years.

         At March 31, 1999, the Company was providing its MedCheck services to clients in approximately 44 states primarily through 70 branch offices. An important element of the Company's business strategy is to introduce MedCheck to additional existing branch offices and increase its use by current customers. The Company plans to continue to invest in the expansion of its MedCheck medical review software to better serve the claims processing needs of customers through automated interfacing with its customers' computer systems.

         Auto Managed Care

         During fiscal 1999, the Company announced the release of its MedCheck 2000 suite of medical review software. This latest version of the Company's MedCheck software designed to assist automobile insurers with the automation, review and payment of medical claims. The software is available for license and be accessed remotely on servers under Corvel's management. MedCheck 2000 is Y2K compliant and includes CorVel's latest release of "First Review", the Company's line of automated reviews employing artificial intelligence tools. CorVel's MedCheck bill review software has been a leading medical review product for ten years and is supported by CorVel's national network of offices and managed care professionals.

         The new automobile insurance module allows administrators to store benefit designs, administrative parameters, managed care guidelines and fee schedules and "usual and customary" databases. The software is specially designed to meet the emerging requirements managed care is placing upon the major insurers of automobile exposures. MedCheck 2000 is integrated with industry standard applications in word processing and e-mail.

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

         Vocational Rehabilitation

         In certain states, vocational rehabilitation is a legislated benefit of workers' compensation, which assists the employee's return to former employment or another job function with similar economic value. The Company offers vocational services to reduce workers' compensation costs and expedite the injured employee's return to work.

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

         Advocacy

         During fiscal 1999, the Company announced the release of version 4.4 of its Advocacy suite of case management software. This version of Advocacy is designed to assist employers; insurers, TPA's and case management companies with the administration of managed care for disability patients. The software is available for licensure and is supported by CorVel's national network of offices and managed care professionals.

         Advocacy software is CorVel's line of case management tools for the managed care industry. The suite includes time management, utilization review, outcomes reporting, administrative capabilities, word processing, and integration with the internet as well as intranet communications. The new disability module allows administrators to store benefit designs, payroll information and absence management controls.

         The software helps operators determine available indemnity payments from the employer and coordinate case management information and issues. Protocols regarding length of disability are incorporated to guide the management of cases. Management and operations reports, electronic data interchange and billing are additional features of the software.

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

         Independent Medical Examinations

         The Company arranges for IMEs to assist customers in evaluating workers' compensation and other casualty claims. A medical examination involves the assessment of a person's condition often for use in determining the extent and nature of an injury. In general, a physician examines the patient and prepares a report that describes the nature and extent of injuries, as well as the future medical requirements. The Company provides IMEs through a network of independent physicians. As of March 31, 1999, the Company was providing IMEs through branch offices in eight states.

OTHER SERVICES

         Internet Based Services

         The Company has announced an initiative to deliver a line of Internet-based sevices to employers, insurance carriers and PTAs. The Company expects to add services throughout fiscal 2000 a number of new service features, based upon the access and timeliness of Internet-based tools. The first service in this line will involve Internet access to the Company's network of preferred healthcare providers, a service now available and being utilized by CorVel clients.

         The project is intended to capitalize upon CorVel's substantial investment in systems and software and rapidly evolving Internet technologies. The Company's initial offerings will also include transaction-based services. During the past two years, the Company has installed a company wide Intranet and is currently implementing improved wide area networking technologies. A corporate website has been established, however, most of the new services involve Internet connections provided on an exclusive basis for insurance companies and major employers. The Company's existing services are supported by relational database applications, which allow direct access from industry standard Internet browsers.

Short Term Disability  (STD) Management

         In addition to providing the Advocacy software suite, CorVel also supports employers and benefits administrators with a full array of out-sourced STD management capabilities. The Company provides case managers both on-site and from telephonic hub operations. Case management services are provided for STD, as well as LTD (long-term disability) exposures.


CUSTOMERS AND MARKETING

         The Company's customers are workers' compensation insurers and, to a lesser extent, TPA's and self-administered employers. Many claims management decisions in workers' compensation are the responsibility of the local claims office of national or regional insurers. The Company's national branch office network has been established to enable the Company to market and offer its services at both a local and national account level. The Company is placing increasing emphasis on national account marketing. The marketing activities of the Company are conducted by account executives located in key geographic areas, and by national account executives from the corporate office. Most of the major workers' compensation insurance carriers conduct business with the Company. None of the Company's customers represented more than 10% of revenues in fiscal 1999.

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

         Medical  Cost Containment Legislation

         Historically, governmental strategies to contain medical costs in the workers' compensation field have been generally limited to legislation on a state-by-state basis. For example, many states have implemented fee schedules those list maximum reimbursement levels for health care procedures. In certain states that have not authorized the use of a fee schedule, the Company adjusts bills to the usual and customary levels authorized by the payor. Opportunities for the Company's services could increase as more states legislate additional cost containment strategies. Conversely, the Company could be adversely affected if states elect to reduce the extent of medical cost containment strategies available to insurance carriers and other payors, or adopt other strategies for cost containment that would not support a demand for the Company's services.

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


SHAREHOLDER RIGHTS PLAN

         During fiscal 1997, the Company's Board of Directors approved the adoption of a Shareholder Rights Plan. The Rights Plan, which is similar to rights plans adopted by numerous other public companies, provides for a dividend distribution to CorVel stockholders of one preferred stock purchase "Right" for each outstanding share of CorVel's Common Stock. The Rights are designed to assure that all stockholders receive fair and equal treatment in the event of any proposed takeover of the Company and to encourage a potential acquirer to negotiate with the Board of Directors prior to attempting a takeover. The rights have an exercise price of $62.50 per right, adjusted for the two-for-one stock split paid on June 14, 1999, subject to subsequent adjustment. Initially, the Rights will trade with the Company's common stock, and will not be exercisable until the occurrence of certain takeover-related events.

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


EMPLOYEES

         As of March 31, 1999, CorVel had approximately 2,500 employees, including nurses, therapists, counselors and other employees. No employees are represented by any collective bargaining unit. Management considers its relationship with its employees to be good.


RISK FACTORS

         Past financial performance is not necessarily a reliable indicator of future performance, and investors in the Company's Common Stock should not use historical performance to anticipate results or future period trends. The Company's business and the market price of the Company's Common Stock are subject to numerous risks and uncertainties. Some of those risks are described below. Other risks are presented elsewhere in this Form 10-K. See, in particular, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

         POTENTIAL ADVERSE IMPACT OF GOVERNMENT REGULATION. Many states, including a number of those in which the Company transacts business, have licensing and other regulatory requirements applicable to the Company's business. Approximately half of the states have enacted laws that require licensing of businesses, which provide medical review services, such as the Company. Some of these laws apply to medical review of care covered by workers' compensation. These laws typically establish minimum standards for qualifications of personnel, confidentiality, internal quality control and dispute resolution procedures. These regulatory programs may result in increased costs of operation for the Company, which may have an adverse impact upon the Company's ability to compete with other available alternatives for health care cost control. In addition, new laws regulating the operation of managed care provider networks have been adopted by a number of states. These laws may apply to managed care provider networks having contracts with the Company or to provider networks, which the Company may organize. To the extent the Company is governed by these regulations, it may be subject to additional licensing requirements, financial and operational oversight and procedural standards for beneficiaries and providers.

         Regulation in the health care and workers' compensation fields is constantly evolving. The Company is unable to predict what additional government regulations, if any affecting its business may be promulgated in the future. The Company's business may be adversely affected by failure to comply with existing laws and regulations, failure to obtain necessary licenses and government approvals or failure to adapt to new or modified regulatory requirements. Proposals for health care legislative reforms are regularly considered at the federal and state levels. To the extent that such proposals affect workers' compensation, such proposals may adversely affect the Company's business and results of operations.

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

         In addition, there can be no assurance that the Company will not be subject to other litigation that may adversely affect the Company's business or results of operations. The Company maintains professional liability insurance and such other coverages as the Company believes are reasonable in light of the Company's experience to date. There can be no assurance; however, that such insurance will be sufficient or available in the future at reasonable cost to protect the Company from liability which might adversely affect the Company's business or results of operations.

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

         RISKS RELATED TO GROWTH STRATEGY. The Company's strategy is to continue its internal growth and, as strategic opportunities arise in the workers' compensation managed care industry, to consider acquisitions of, or relationships with, other companies in related lines of business. As a result, the Company is subject to certain growth-related risks, including the risk that it will be unable to retain personnel or acquire other resources necessary to service such growth adequately. Expenses arising from the Company's efforts to increase its market penetration may have a negative impact on operating results. In addition, there can be no assurance that any suitable opportunities for strategic acquisitions or relationships will arise or, if they do arise that the transactions contemplated thereby could be completed. If such a transaction does occur, there can be no assurance that the Company will be able to integrate effectively any acquired business into the Company. In addition, any such transaction would be subject to various risks associated with the acquisition of businesses, including the financial impact of expenses associated with the integration of businesses.

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

         During the past fiscal year, the Company has made efforts to increase its presence and revenue in the group health market with moderate success. Managed care in this market is maturer than managed care in workers' compensation and has numerous large competitors, primarily HMOs. The Company has limited experience in the group health market. There can be no assurance that the Company will be successful in this market.

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

         In addition, the Company expects that a considerable amount of its future growth will depend on its ability to process and manage claims data more efficiently and to provide more meaningful healthcare information to customers and payors of healthcare. There can be no assurance that the Company's current data processing capabilities will be adequate for its future growth, that it will able to efficiently upgrade its systems to meet future demands, or that the Company will be able to develop, license or otherwise acquire software to address these market demands as well or as timely as its competitors

         POSSIBLE VOLATILITY OF STOCK PRICE. The market price of the Company's Common Stock following this offering may be highly volatile. Factors such as variations in the Company's revenues, earnings and cash flow, general market trends in the workers' compensation managed care market, and announcements of innovations by the Company or its competitors could cause the market price of the Common Stock to fluctuate substantially. Specifically, the year-to-year percentage growth in operating results for the Company's four most recently completed fiscal years was lower than the growth rates historically experienced by the Company. The Company's slower growth rate in those fiscal years was partially attributable to a reduction in the growth rate of health care expenditures nationally, contributing to a reduction in the growth of claims processed by the Company. There can be no assurance that the Company's growth rate in the future, if any will be at or near historical levels.

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

ITEM 2.  PROPERTIES.

         The Company's principal executive office is located in Irvine, California in approximately 3,500 square feet of leased space. The lease expires in August 2002. The Company leases its branch offices, which range in size up to approximately 11,000 square feet. The lease terms for the branch offices range from monthly to five years. The Company believes that its facilities are adequate for its current needs and that suitable additional space will be available as required.


ITEM 3.  LEGAL PROCEEDINGS.

         The Company is involved in litigation arising in the normal course of business. The Company believes that resolution of these matters will not result in any payment that, in the aggregate, would be material to the financial position or financial operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of stockholders during the quarter ended March 31, 1999.


                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

MARKET INFORMATION

         The Company's Common Stock is traded on the Nasdaq National Market under the symbol CRVL. The quarterly high and low sales prices for the Company's Common Stock for fiscal years 1998 and 1999 as reported by Nasdaq are set forth below for the periods indicated as adjusted for the 2-for-1 stock split in the form of a 100% dividend paid on June 14, 1999:

FISCAL YEAR ENDED MARCH 31, 1998:                       High        Low
Quarter Ended June 30, 1997:                          $ 15.75      $11.50
Quarter Ended September 30, 1997:                       19.75       14.38
Quarter Ended December 31, 1997:                        21.38       17.88
Quarter Ended March 31, 1998:                           20.44       16.50

FISCAL YEAR ENDED MARCH 31, 1999:
Quarter Ended June 30, 1998:                          $ 20.00     $ 16.50
Quarter Ended September 30, 1998:                       19.94       16.25
Quarter Ended December 31, 1998:                        19.00       16.88
Quarter Ended March 31, 1999:                           18.50       17.00

         The last sales price for the Company's Common Stock as reported by NASDAQ on June 4, 1999 was $19.69 as adjusted for the 2-for-1 stock split in the form of a dividend paid on June 14, 1999. As of June 4, 1999, there were 508 holders of record of the Company's Common Stock. The Company has never paid any cash dividends on its Common Stock and has no current plans to do so.

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

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Market risk generally represents the risk that losses may occur in the values of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. The Company has no market risks in these areas.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Company's consolidated financial statements and schedule, as listed under Item 14, appear in a separate section of this Annual Report on Form 10-K beginning on page F-7 and S-1, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The sections titled "Directors and Nominees," "Executive Officers of the Company," and "Compliance with Section 16(a) of the Exchange Act" appearing in the Company's Definitive Proxy Statement for the 1999 Annual Meeting of Stockholders are incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION.

         The section titled "Executive Compensation and Related Information", except as stated therein, appearing in the Company's Definitive Proxy Statement for the 1999 Annual Meeting of Stockholders is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The section titled "Principal Stockholders" appearing in the Company's Definitive Proxy Statement for the 1999 Annual Meeting of Stockholders is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The section titled "Certain Transactions" appearing in the Company's Definitive Proxy Statement for the 1999 Annual Meeting of Stockholders is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) CONSOLIDATED FINANCIAL STATEMENTS:

         The Company's consolidated financial statements appear in a separate section of this Annual Report on Form 10-K beginning on the pages referenced below:

                                                                                          Page
                                                                                          ----
Report of Independent Auditors                                                            F-7
Consolidated Statements of Income for the Years Ended
         March 31, 1997, 1998, and 1999                                                   F-8
Consolidated Balance Sheets as of March 31, 1998 and 1999                                 F-9
Consolidated Statements of Stockholders' Equity for the
         Years Ended March 31, 1997, 1998, and 1999                                       F-10
Consolidated Statements of Cash Flows for the Years Ended
         March 31, 1997, 1998, and 1999                                                   F-12
Notes to Consolidated Financial Statements                                                F-13

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

3.2      Bylaws of the Company                   Incorporated herein by reference to
                                                 Exhibit 3.2 to the Company's Registration
                                                 Statement on Form S-1 Registration No.
                                                 33-40629.

EXHIBIT
NO.            TITLE                                   METHOD OF FILING
-------        -----                                   ----------------

10.1     Nonqualified Stock Option               Incorporated herein by reference to
         Agreement between V. Gordon             Exhibit 10.6 to the Company's Registration
         Clemons, the Company and North          Statement on Form S-1 Registration No.
         Star together with all amendments       33-40629.
         and addendums thereto

10.2     Supplementary Agreement between         Incorporated herein by reference to
         V. Gordon Clemons, the Company and      Exhibit 10.7 to the Company's Registration
         North Star                              Statement on Form S-1 Registration No.
                                                 33-40629.

10.3     Amendment to Supplementary              Incorporated herein by reference to
         Agreement between Mr. Clemons, the      Exhibit 10.5 to the Company's Annual
         Company and North Star                  Report on Form 10-K for the fiscal year
                                                 ended March 31, 1992.

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

10.11    Daniel Davis Severance                  Incorporated herein  by reference to the
         Arrangement                             Company's Annual Report on Form 10-K for
                                                 the fiscal year ended March 31, 1993.

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


                                       CORVEL CORPORATION



Date:  June 28, 1999                   By:  /s/ V. GORDON CLEMONS
                                            ------------------------------------
                                            V. Gordon Clemons
                                            Chairman and President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            SIGNATURE                              TITLE                            DATE
            ---------                              -----                            ----

/s/ V. Gordon Clemons              Chairman and President                       June 28, 1999
-----------------------------
V. Gordon Clemons

/s/ Richard J. Schweppe            Chief Financial Officer and Accounting       June 28, 1999
-----------------------------      Officer
Richard J. Schweppe

/s/ Peter E. Flynn                 Director                                     June 28, 1999
-----------------------------
Peter E. Flynn

/s/ Steven J. Hamerslag            Director                                     June 28, 1999
-----------------------------
Steven J. Hamerslag

/s/ Judd Jessup                    Director                                     June 28, 1999
-----------------------------
Judd Jessup

/s/ Jeffrey J. Michael             Director                                     June 28, 1999
-----------------------------
Jeffrey J. Michael

                      SELECTED CONSOLIDATED FINANCIAL DATA


         The following selected financial data for the five years ended March 31, 1999, have been derived from the Company's audited consolidated financial statements. The following data should be read in conjunction with the Company's Consolidated Financial Statements, the related notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The following amounts are in thousands, except per share data. Historical common share amounts and per share amounts have been restated to give effect to a 2-for-1 stock split paid on June 14, 1999.


                                                                           Year Ended March 31,
                                                    --------------------------------------------------------------------
                                                      1995           1996           1997           1998           1999
                                                    --------       --------       --------       --------       --------
STATEMENT OF INCOME DATA:
Revenues                                            $ 95,783       $109,052       $121,704       $141,709       $165,457
Costs and Expenses:
  Cost of revenues                                    78,950         88,937         99,323        115,553        136,082
  General and administrative                           7,186          8,106          8,645         11,029         12,596
                                                    --------       --------       --------       --------       --------
                                                      86,136         97,043        107,968        126,582        148,678
                                                    --------       --------       --------       --------       --------

Income before income taxes                             9,647         12,009         13,736         15,127         16,779
Income tax provision                                   3,762          4,684          5,220          5,670          6,376
                                                    --------       --------       --------       --------       --------

Net income                                          $  5,885       $  7,325       $  8,516       $  9,457       $ 10,403
                                                    ========       ========       ========       ========       ========

Net income per share:
Basic                                               $   0.71       $   0.83       $   0.93       $   1.13       $   1.28
                                                    ========       ========       ========       ========       ========
Diluted                                             $   0.65       $   0.79       $   0.91       $   1.10       $   1.26
                                                    ========       ========       ========       ========       ========

Shares used in computing net income per share:
Basic                                                  8,276          8,870          9,170          8,386          8,155
Diluted                                                9,062          9,320          9,370          8,572          8,261

Return on beginning of year equity                      21.5%          20.5%          18.8%          20.5%          22.7%


BALANCE SHEET DATA AS OF MARCH 31,                    1995           1996           1997           1998           1999
                                                    --------       --------       --------       --------       --------
Cash and cash equivalents                           $ 13,221       $ 17,113       $ 15,665       $  8,430       $  9,052
Accounts receivable, net                              15,868         18,394         22,294         25,633         31,562
Working capital                                       24,085         30,781         28,596         24,726         31,700
Total assets                                          43,965         53,984         58,824         60,491         68,737
Retained earnings                                     11,585         18,910         27,426         36,883         47,286
Total stockholders' equity                            35,754         45,311         46,087         45,771         53,214

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         This Management's Discussion and Analysis of Financial Condition and Results of Operations may include certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including (without limitation) statements with respect to anticipated future operating and financial performance, growth and acquisition opportunities and other similar forecasts and statements of expectation. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and "should" and variations of these words and similar expressions, are intended to identify these forward-looking statements. Forward-looking statements made by the Company and its management are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance.

         The Company disclaims any obligations to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of these factors include (without limitation) general industry and economic conditions; cost of capital and capital requirements; competition from other managed care companies; the ability to expand certain areas of the Company's business; shifts in customer demands; the timely completion of modifications to ensure that the Company's systems are Year 2000 compliant; the ability of the Company to produce market-competitive software; changes in operating expenses including employee wages, benefits and medical inflation; governmental and public policy changes; dependence on key personnel; possible litigation and legal liability in the course of operations; and the continued availability of financing in the amounts and at the terms necessary to support the Company's future business.

         The Company derives the majority of its revenues from providing patient management and provider program services to payors of workers' compensation benefits and health insurance benefits. Patient management services include early intervention, utilization review, medical case management, vocational rehabilitation, and independent medical examinations. Provider program revenues include fee schedule auditing, hospital bill auditing, and preferred provider referral services. The percentages of revenues attributable to patient management and provider program services for the fiscal years ended March 31, 1997, 1998, and 1999 are as follows:

                                    1997         1998         1999
                                 --------     --------     --------
Patient management services          51.7%        56.1%        58.5%
Provider program services            48.3%        43.9%        41.5%
                                 --------     --------     --------
                                    100.0%       100.0%       100.0%
                                 ========     ========     ========

RECENT DEVELOPMENT

         On May 24, 1999, the Company announced that its Board of Directors authorized a 2-for-1 common stock split in the form of a 100% stock distribution. The split was payable on June 14, 1999 to stockholders of record on May 31, 1999. Historical common share amounts, per share amounts and stock option data for all periods presented have been restated to give effect to this 100% stock distribution.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage of revenues represented by certain items reflected in the Company's consolidated statements of income. The Company's past operating results are not necessarily indicative of future operating results.


                                        YEAR ENDED MARCH 31,
                                ----------------------------------
                                  1997         1998         1999
                                --------     --------     --------
Revenues                           100.0%       100.0%       100.0%
Cost of revenues                    81.6         81.5         82.3
General and administrative           7.1          7.8          7.6
Income before income taxes          11.3         10.7         10.1
Net income                           7.0          6.7          6.3


Years Ended March 31, 1997, 1998 and 1999

         Revenues for fiscal 1998 increased by 16% to $142 million from $122 million in fiscal 1997, an increase of $20 million. The majority of this growth came from patient management services, which grew 27% from $63 million in fiscal year 1997 to $80 million in fiscal 1998, primarily due to two new national contracts to provide patient management services along with an increase in referrals from existing customers. Provider program services increased by $3 million from $59 million in fiscal 1997 to $62 million in fiscal 1998, an increase of 6%.

         Revenues for fiscal 1999 increased by 17% to $165 million from $142 million in fiscal 1998, an increase of $23 million. The majority of this growth came from patient management services, which grew 23% from $79 million in fiscal year, 1998 to $97 million in fiscal 1999, primarily due to new national contracts to provide patient management services along with an increase in referrals from existing customers. Provider program services increased by $7 million from $62 million in fiscal 1998 to $69 million in fiscal 1999, an increase of 11%.

         The Company's cost of revenues consists primarily of salaries, salary related taxes and benefits, rent, telephone, and costs related to the Company's computer operations, including depreciation and amortization. Costs of revenues increased from $99 million in fiscal 1997 and $116 million in fiscal 1998, to $136 million in fiscal 1999, primarily due to the increases in revenues as noted above.

         Cost of services as a percentage of revenues was 81.6% during fiscal 1997 and 81.5% in fiscal 1998, and increased to 82.3% in 1999. During fiscal year 1999, the cost of service percentage increased primarily due to the change in mix of revenues from provider programs to patient management revenues caused by the strong growth in the patient management referrals. Patient management services have a higher cost of services percentage than that of provider programs. There is no guarantee the cost of service percentage will remain constant or decrease, should the Company pursue a strategy of reducing price in order to obtain greater market share or if competition causes pricing pressure in the industry.

         General and administrative expense increased from $8.6 million in fiscal 1997 and $11.0 million in fiscal 1998 to $12.6 million in fiscal 1999. This increase was primarily due to increased MIS staff to support the Company's implementation of a national wide area network and further electronic data interface capabilities as required by customer needs, and for increased marketing staff to support the development of the Company's national healthcard product. General and administrative expenses increased as a percentage of revenue from 7.1% of revenues in fiscal 1997 to 7.8% in fiscal 1998 and 7.6% in fiscal 1999. These percentage increases were due to the growth in general and administrative expenses as noted above, exceeded the growth in revenues.


LIQUIDITY AND CAPITAL RESOURCES

         The Company has funded its operations and capital expenditures primarily from cash flow from operations. During fiscal 1999, net working capital increased by $7 million from $25 million at March 31, 1998 to $32 million at March 31, 1999. This increase is primarily due to the $10 million of net income earned by the Company during fiscal 1999. As of March 31, 1999, the Company had $9 million in cash and cash equivalents, invested primarily in short-term, highly liquid investments with maturities of 90 days or less. The Company has no interest-bearing short-term debt.

         The Company has historically required substantial capital to fund the growth of its operations, particularly working capital to fund the growth in accounts receivable and capital expenditures. The Company believes, however, that the cash balance at March 31, 1999 along with anticipated internally generated funds will be sufficient to meet the Company's expected cash requirements for at least the next twelve months.


YEAR 2000 INFORMATION SYSTEMS ISSUES

         Certain computer programs written with two digits rather than four to define the applicable year may experience problems handling dates near the end of and beyond the year 1999 (Year 2000 failure dates). This may cause computer applications to fail or provide erroneous results unless corrective action is taken. The Company has developed a plan to address the Year 2000 issue and, in doing so, will incur internal staff costs as well as external consulting and other expenses related to infrastructure enhancements necessary to prepare its systems for the new century. A strategy for achieving compliance for each system component has been prepared. Costs of the Company's Year 2000 Project are estimated to be approximately $2.4 million of which approximately $2.0 million has been incurred through May 31, 1999. The cost of the Year 2000 Project will be expensed as incurred.

         With respect to Information Technology (IT) systems, the Company's Year 2000 plan encompasses computer application systems, including those for client-server, minicomputer, and personal computer environments; and IT infrastructure, including hardware, operating system software, network technology, and voice and data communications.

         All of the Company proprietary systems development methodologies assure that core functions like date comparisons, date sorts, and elapsed-day calculations are standardized in shared-code libraries and/or utilities. This reduces the number of instances of redundant code to be reviewed and certified for Year 2000 compliance.

         The Company is currently conducting full system tests in a simulated post-2000 environment. It is anticipated that the certified versions of these systems will be fully implemented in all operating sites by July 31, 1999. Interoperability tests with clients' systems, if needed, commenced in the third quarter of 1998. Data formats used in EDI transmissions, unless specifically requested by the client, are Year 2000 compliant.

         The Company's bill review product for Windows is presently Year 2000 compatible as well as the case management software. The Company's bill review software which runs on VMS is nearing the completion of the validation testing phase with implementation scheduled prior to the end of the September 1999 quarter.

         The Company's software for its accounts receivable, accounts payable and general ledger is presently Year 2000 compatible and the billing software is nearing the completion of the validation testing phase with implementation scheduled prior to the end of the September 1999 quarter. Review of the non-IT systems is in the assessment phase with implementation scheduled prior to the end of the September 1999 quarter.

         The Company's non-IT systems are primarily comprised of systems typically found in commercial office buildings including electrical, fire alarm and suppression, security, HVAC and elevator systems. The inventory phase for non-IT systems at the Company's major facilities in is complete. The Company is currently at the beginning of the assessment phase for its non-IT systems. As part of the assessment phase, the Company is communicating with the owners/landlords of office spaces which the Company leases to determine the Year 2000 readiness of such office space. At this time, the Company has not received any notice of non-compliance problems from landlords. The Company is also communicating with its significant vendors to determine their Year 2000 readiness and, when possible, obtain written assurances that the Year 2000 problem will not materially adversely affect their ability to continue to provide supplies or services to the Company.

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

         The plan provides for contingency plans and related cost estimates, as additional information becomes available. The Company's Year 2000 Plan is subject to modification and is revised periodically as additional information is developed. The Company currently believes that its Year 2000 Plan will be completed in all material respects prior to the anticipated Year 2000 failure dates.

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

                         REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
CorVel Corporation

         We have audited the accompanying consolidated balance sheets of CorVel Corporation as of March 31, 1998 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CorVel Corporation at March 31, 1998 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                              /s/ ERNST & YOUNG LLP


Orange County, California
May 10, 1999,
except for Notes J and L, as to which the date is May 24, 1999

                               CORVEL CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME


                                                                 YEARS ENDED MARCH 31,
                                                    ------------------------------------------------
                                                        1997              1998              1999
                                                    ------------      ------------      ------------
REVENUES                                            $121,704,000      $141,709,000      $165,457,000

COSTS AND EXPENSES
Cost of revenues                                      99,323,000       115,553,000       136,082,000
General and administrative                             8,645,000        11,029,000        12,596,000
                                                    ------------      ------------      ------------
                                                     107,968,000       126,582,000       148,678,000
                                                    ------------      ------------      ------------
Income before income taxes                            13,736,000        15,127,000        16,779,000
Income tax provision                                   5,220,000         5,670,000         6,376,000
                                                    ------------      ------------      ------------
NET INCOME                                          $  8,516,000      $  9,457,000      $ 10,403,000
                                                    ============      ============      ============

Net income per share:
Basic                                               $       0.93      $       1.13      $       1.28
                                                    ============      ============      ============
Diluted                                             $       0.91      $       1.10      $       1.26
                                                    ============      ============      ============

Shares used in computing net income per share:
Basic
Diluted                                                9,170,000         8,386,000         8,155,000
                                                       9,370,000         8,572,000         8,261,000


See accompanying notes to consolidated financial statements.

                               CORVEL CORPORATION

                           CONSOLIDATED BALANCE SHEETS


                                                                                           MARCH 31,
                                                                                    1998               1999
                                                                                ------------       ------------
ASSETS

Current Assets
Cash and cash equivalents                                                       $  8,430,000       $  9,052,000
Accounts receivable (less allowance for doubtful accounts of
$2,082,000 in 1998 and $3,015,000 in 1999)                                        25,633,000         31,562,000
Prepaid expenses and taxes                                                           736,000            856,000
Deferred income taxes                                                              2,376,000          3,223,000
                                                                                ------------       ------------
     Total current assets                                                         37,175,000         44,693,000
                                                                                ------------       ------------

Property and equipment, net                                                       16,542,000         17,145,000

Other assets                                                                       6,774,000          6,899,000
                                                                                ------------       ------------
                                                                                $ 60,491,000       $ 68,737,000
                                                                                ============       ============

LIABILITIES AND STOCKHOLDERS'  EQUITY

Current Liabilities
Accounts and taxes payable                                                      $  6,078,000       $  6,468,000
Accrued liabilities                                                                6,371,000          6,525,000
                                                                                ------------       ------------
    Total current liabilities                                                     12,449,000         12,993,000
                                                                                ------------       ------------

Deferred income taxes                                                              2,271,000          2,530,000

Commitments and Contingencies

Stockholders' Equity

Common Stock, $.0001 par value: 20,000,000 shares authorized; 9,706,944 and 9,885,576 shares issued and outstanding in 1998 and 1999, respectively

Paid-in Capital
                                                                                  30,615,000         32,918,000
Treasury Stock, at cost (1,461,200 shares in 1998, 1,747,280 shares in 1999)
                                                                                 (21,727,000)       (26,990,000)
Retained Earnings
     Total stockholders' equity                                                   36,883,000         47,286,000
                                                                                ------------       ------------
                                                                                  45,771,000         53,214,000
                                                                                ------------       ------------

                                                                                $ 60,491,000       $ 68,737,000
                                                                                ============       ============


See accompanying notes to consolidated financial statements.

                               CORVEL CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                   YEARS ENDED MARCH 31, 1997, 1998, AND 1999


                                                                       COMMON STOCK
                                                    COMMON STOCK-      AND PAID IN          TREASURY
                                                       SHARES             CAPITAL            SHARES
                                                    --------------------------------------------------
Balance - March 31, 1996                               9,187,350       $ 26,401,000                -

Stock issued under employee stock purchase
plan                                                      46,078            536,000                -

Stock issued and income tax benefits under
stock option plan, net of shares repurchased
                                                         162,278          1,185,000                -

Purchase of common stock                                     -                  -             (714,000)

Net income                                                   -                  -                  -
                                                    --------------------------------------------------
Balance - March 31, 1997                               9,395,706         28,122,000           (714,000)
                                                    --------------------------------------------------

Stock issued under employee stock purchase
plan                                                      41,040            540,000                -

Stock issued and income tax benefits under
stock option plan, net of shares
repurchased                                              270,198          1,953,000                -

Purchase of common stock                                     -                  -             (747,200)

Net income                                                   -                  -                  -
                                                    --------------------------------------------------
Balance - March 31, 1998                               9,706,944         30,615,000         (1,461,200)
                                                    --------------------------------------------------

Stock issued under employee stock purchase
plan                                                      34,428            541,000                -

Stock issued and income tax benefits under
stock option plan, net of shares repurchased
                                                         144,204          1,762,000                -

Purchase of common stock                                     -                  -             (286,080)

Net income                                                   -                  -                  -
                                                    --------------------------------------------------
Balance - March 31, 1999                               9,885,576       $ 32,918,000         (1,747,280)
                                                    ==================================================


See accompanying notes to consolidated financial statements.

                               CORVEL CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                   YEARS ENDED MARCH 31, 1997, 1998, AND 1999


                                                                                                 TOTAL
                                                       TREASURY             RETAINED         SHAREHOLDERS'
                                                    SHARES - COST           EARNINGS            EQUITY
                                                    ------------------------------------------------------
Balance - March 31, 1996                            $         -          $  18,910,000       $  45,311,000

Stock issued under employee stock purchase
plan                                                          -                    -               536,000

Stock issued and income tax benefits under
stock option plan, net of shares repurchased
                                                              -                    -             1,185,000

Purchase of common stock                               (9,461,000)                 -            (9,461,000)

Net income                                                    -              8,516,000           8,516,000
                                                    ------------------------------------------------------
Balance - March 31, 1997                               (9,461,000)          27,426,000          46,087,000
                                                    ------------------------------------------------------

Stock issued under employee stock purchase
plan                                                          -                    -               540,000

Stock issued and income tax benefits under
stock option plan                                             -                    -             1,953,000

Purchase of common stock                              (12,266,000)                 -           (12,266,000)

Net income                                                    -              9,457,000           9,457,000
                                                    ------------------------------------------------------
Balance - March 31, 1998                              (21,727,000)          36,883,000          45,771,000
                                                    ------------------------------------------------------

Stock issued under employee stock purchase
plan                                                          -                    -               541,000

Stock issued and income tax benefits under
stock option plan, net of shares repurchased
                                                              -                    -             1,762,000

Purchase of common stock                               (5,263,000)                 -            (5,263,000)

Net income                                                    -             10,403,000          10,403,000
                                                    ------------------------------------------------------
Balance - March 31, 1999                            $ (26,990,000)       $  47,286,000       $  53,214,000
                                                    ======================================================


See accompanying notes to consolidated financial statements.

                               CORVEL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                          Years Ended March 31,
                                                                           ------------------------------------------------------
                                                                               1997                 1998                 1999
                                                                           ------------         ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                           $  8,516,000         $  9,457,000         $ 10,403,000
      Adjustments to reconcile net income
      to net cash provided by  operating activities:
          Depreciation and amortization                                       4,215,000            5,349,000            6,344,000
          Deferred income taxes                                                 420,000              137,000             (588,000)
          Loss on write down and disposal of property and equipment              96,000              124,000               37,000
          Changes in operating assets and liabilities:
              Accounts receivable                                            (3,900,000)          (3,339,000)          (5,929,000)
              Prepaid taxes and expenses                                        421,000             (612,000)            (120,000)
              Accounts and taxes payable                                      3,546,000             (525,000)             390,000
              Accrued liabilities                                               384,000            1,741,000              154,000
              Other assets                                                   (1,607,000)          (1,069,000)            (482,000)
                                                                           ------------         ------------         ------------

      Net cash provided by operating activities                              12,091,000           11,263,000           10,209,000
                                                                           ------------         ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES

      Purchases of property and equipment                                    (5,799,000)          (8,725,000)          (6,627,000)
                                                                           ------------         ------------         ------------

      Net cash used in investing activities                                  (5,799,000)          (8,725,000)          (6,627,000)
                                                                           ------------         ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES

      Proceeds and tax benefits from exercise of stock options                1,721,000            2,493,000            2,303,000
      Purchase of common stock                                               (9,461,000)         (12,266,000)          (5,263,000)
                                                                           ------------         ------------         ------------

      Net cash used in financing activities                                  (7,740,000)          (9,773,000)          (2,960,000)
                                                                           ------------         ------------         ------------

Net increase (decrease) in cash and cash equivalents                         (1,448,000)          (7,235,000)             622,000
Cash and cash equivalents at beginning of year                               17,113,000           15,665,000            8,430,000
                                                                           ------------         ------------         ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                   $ 15,665,000         $  8,430,000         $  9,052,000
                                                                           ============         ============         ============


See accompanying notes to consolidated financial statements.

                               CORVEL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999


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

         Cash and Cash Equivalents: Cash and cash equivalents consists of short-term highly-liquid investments with maturities of 90 days or less when purchased. The carrying amounts of the Company's financial instruments approximate their relative fair values at March 31, 1998 and 1999.

         Revenue Recognition: The Company's revenues are recognized primarily as services are rendered based on time and expenses incurred. A certain portion of the Company's revenues are derived from fee schedule auditing which is based on the number of provider charges audited and, to a limited extent, on a percentage of savings achieved for the Company's clients. Accounts receivable includes $1,582,000 and $1,979,000 of unbilled receivables at March 31, 1998 and 1999, respectively. No one customer accounted for more than 10% of consolidated revenues during the years ended March 31, 1997, 1998 and 1999.


         Property and Equipment: Additions to property and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line and accelerated methods over the estimated useful lives of the related assets which range from three to seven years.

         Long-Lived Assets: The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or to the unamortized balance is warranted. Such evaluation is based principally on the expected utilization of the long-lived assets and the projected, undiscounted cash flows of the operations in which the long-lived assets are deployed.

                               CORVEL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Other Assets: Other assets consists primarily of the excess of the purchase price over the estimated fair value of the net assets of businesses acquired (goodwill) and is being amortized using the straight-line method over periods not exceeding 40 years. Goodwill amounted to $5,546,000 (net of accumulated amortization of $1,088,000) at March 31, 1998 and 5,869,000 (net of accumulated amortization of $1,237,000) at March 31, 1999.

         Concentrations of Credit Risk: The Company performs periodic credit evaluations of its customers' financial condition and does not require collateral. One customer accounted for 13% of the Company's accounts receivable balance in 1999. No other customer accounted for 10% of accounts receivable in 1998 or 1999. Receivables are generally due within 60 days. Credit losses relating to customers in the workers' compensation insurance industry consistently have been within management's expectations.

         Income Taxes: The consolidated financial statements reflect the application of Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes".

         Earnings Per Share: Earnings per common share-basic is based on the weighted average number of common shares outstanding during the period. Earnings per common shares-diluted is based on the weighted average number of common shares and common share equivalents outstanding during the period. In calculating earnings per share, earnings are the same for the basic and diluted calculations. Weighted average shares outstanding increased for diluted earnings due to the effect of stock options.

         Stock Option Plans: The Company applies the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) and accordingly, is continuing to account for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations.

         Recent Accounting Pronouncements: In 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). The Company has determined it currently operates in one reportable segment as defined in SFAS No. 131. Each of the Company's products and services have similar long-term financial performance and have similar economic characteristics. All of the Company's products and services relate to programs that provide the Company's customers with a single source for all of their managed care needs, providing comprehensive, cost-effective and innovative solutions.

                               CORVEL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance on an accounting for the costs of computer software developed or obtained for internal use. Specifically, certain internal payroll and payroll related costs should be capitalized during the application development stage of a project and depreciated over the computer software's useful life. The Company will implement SOP 98-1 as of April 1, 1999 and does not believe that implementation will have a material impact on its financial statements.

         In fiscal 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net income or stockholders' equity. SFAS No. 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income.

NOTE B - PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at March 31:

                                                           1998               1999
                                                       ------------       ------------
Office equipment and computers                         $ 24,930,000       $ 29,618,000
Computer software                                         7,808,000          9,434,000
Leasehold improvements                                    1,154,000          1,349,000
                                                       -------------------------------

                                                         33,892,000         40,401,000
Less: accumulated depreciation and amortization          17,350,000         23,256,000
                                                       -------------------------------

                                                       $ 16,542,000       $ 17,145,000
                                                       ===============================

NOTE C - ACCRUED LIABILITIES

         Accrued liabilities consists of the following at March 31:

                                        1998              1999
                                    ------------      ------------
Payroll and related benefits        $  3,303,000      $  4,630,000
Self-insurance reserves                  650,000           645,000
Other                                  2,418,000         1,250,000
                                    ------------------------------

                                    $  6,371,000      $  6,525,000
                                    ==============================

                               CORVEL CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                                 MARCH 31, 1999


NOTE D - INCOME TAXES

         The income tax provision consists of the following for the three years ended March 31:

                              1997               1998               1999
                          ------------       ------------       ------------
Current - Federal         $  4,212,000       $  4,955,000       $  6,337,000
Current - State                588,000            346,000            627,000
                          --------------------------------------------------

  Subtotal                   4,800,000          5,301,000          6,964,000
                          --------------------------------------------------

Deferred - Federal             368,000            345,000           (537,000)
Deferred - State                52,000             24,000            (51,000)
                          --------------------------------------------------

  Subtotal                     420,000            369,000           (588,000)
                          --------------------------------------------------

                          $  5,220,000       $  5,670,000       $  6,376,000
                          ==================================================


         Income tax benefits associated with the exercise of stock options were $228,000, $1,212,000 and $289,000 for fiscal 1997, 1998, and 1999, respectively.

         The following is a reconciliation of the income tax provision from the statutory federal income tax rate to the effective rate for the three years ended March 31:

                                                      1997                1998                1999
                                                  ------------        ------------        ------------
Income taxes at federal statutory rate            $  4,808,000        $  5,294,000        $  5,873,000
State income taxes, net of federal benefit             423,000             453,000             471,000
Goodwill amortization                                   40,000              42,000              45,000
Other                                                  (51,000)           (119,000)            (13,000)
                                                  ----------------------------------------------------
                                                  $  5,220,000        $  5,670,000        $  6,376,000
                                                  ====================================================

         Income taxes paid totaled $1,683,000, $5,690,000 and $4,787,000 for the years ended March 31, 1997, 1998, and 1999, respectively.

                               CORVEL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999


NOTE D - INCOME TAXES (CONTINUED)

         Deferred taxes at March 31, 1998 and 1999 are:

                                                          1998                1999
                                                      ------------        ------------
Deferred tax assets:
Accrued liabilities not currently deductible          $  1,427,000        $  1,756,000
Allowance for doubtful accounts                            814,000           1,371,000
Other                                                      135,000              96,000
                                                      ------------        ------------
Deferred assets                                          2,376,000           3,223,000

Deferred tax liabilities:
Excess of tax under book basis of fixed assets          (2,271,000)         (2,530,000)
                                                      ------------        ------------
Deferred liability                                      (2,271,000)         (2,530,000)
                                                      ------------        ------------
Net deferred tax asset                                $    105,000        $    693,000
                                                      ============        ============


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

         Under the Company's Restated 1988 Executive Stock Option Plan, ("the Plan") as amended, options for up to 3,470,000 shares of the Company's common stock may be granted to key employees, nonemployee directors and consultants at prices not less than 85% of the fair value of the stock at the date of grant as determined by the Board. Options granted under the Plan may be either incentive stock options or non-statutory stock options and are generally exercisable beginning one year from the date of grant and vest monthly thereafter for three years.

                               CORVEL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999


NOTE E - STOCK OPTION PLANS (CONTINUED)

         In addition to the aforementioned Plan, the Company's President was issued an option to purchase 1,500,000 shares of common stock at an exercise price of $.0001 per share in January 1988. As of March 31, 1999, all of these options have vested and have been exercised. Summarized information for all stock options for the past three fiscal years follows:

                                                              1997             1998             1999
                                                           ----------       ----------       ----------
Options outstanding at the
  Beginning of the year                                       846,822          911,664          761,932
Options granted                                               252,900          205,500          219,100
Options exercised                                            (162,278)        (317,874)        (149,554)
Options cancelled                                             (25,780)         (37,358)         (35,072)
                                                           ----------       ----------       ----------
Options outstanding at the end
  of the year                                                 911,664          761,932          796,406
                                                           ==========       ==========       ==========

During the year, weighted average price of options:

Granted                                                    $    14.24       $    16.16       $    18.09

Exercised                                                  $     5.86       $     5.14       $    10.55

Cancelled                                                  $    11.40       $    13.82       $    15.20

At the end of the year:
Price range of outstanding options                         $   .0001-       $    5.38-       $    8.50-
                                                           $    15.75       $    18.88       $    18.88
Weighted average price per share                           $     9.89       $    13.38       $    15.13
Options available for future grants                           577,768          809,626          625,598
Exercisable options                                           489,762          335,790          333,764

                               CORVEL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999


NOTE E - STOCK OPTION PLANS (CONTINUED)

         The following table summarizes the status of stock options outstanding and exercisable at March 31, 1999:


                                                         Outstanding                           Exercisable
                                          Weighted         Options-        Exercisable          Options -
                                          Average          Weighted          Options -           Weighted
                         Number of       Remaining          Average          Number of           Average
    Range of            Outstanding     Contractual        Exercise         Exercisable          Exercise
 Exercise Prices          Options           Life            Price            Options               Price
 ---------------        -----------     -----------      -----------       ------------        -----------
$  8.50 - $13.25          199,882        1.83 years       $   11.38          174,310             $   11.24
  13.38 -  14.81          205,192        3.52 years           14.18           95,176                 14.51
  15.31 -  17.81          194,832        4.24 years           16.72           49,336                 15.98
  18.00 -  18.88          196,500        4.67 years           18.36           14,942                 18.82
                        ----------------------------------------------------------------------------------
Total                     796,406        3.56 years       $   15.13          333,764             $   13.21
                        ==================================================================================

         The Company has adopted the disclosure-only provisions of SFAS No. 123. Had compensation cost for the Company's stock option and stock purchase plans been recorded consistent with the provisions of SFAS No. 123, net income, net income per share-basic and net income per common share-diluted would have been for the three fiscal years ending March 31, 1999:

                                           1997                 1998                 1999
                                      -------------        -------------        -------------
Net income - adjusted                 $   8,315,000        $   9,185,000        $   9,971,000
Net income per share - basic          $        0.91        $        1.10        $        1.22
Net income per share - diluted        $        0.89        $        1.07        $        1.21

         The weighted average fair values at date of grant for options during fiscal 1997, 1998, and 1999 were $4.34, $4.65, and $6.28, respectively.

         The fair value of each plan is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for fiscal years ending March 31:

                                 1997            1998            1999
                               -------         -------         -------
Expected volatility                .41             .34             .28
Risk free interest rate            6.4%            5.5%            5.7%

         The assumptions for all three years reflect no dividend yield and a weighted average option life of 4.7 years.

                               CORVEL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999


NOTE E - STOCK OPTION PLANS (CONTINUED)

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjecting assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The aforementioned results are not likely to be representative of the effects of applying SFAS No. 123 on reported net income for future years as these amounts reflect the expense for only one to three years of vesting.


NOTE F - EMPLOYEE STOCK PURCHASE PLAN

         The Company maintains an Employee Stock Purchase Plan which allows employees of the Company and its subsidiaries to purchase shares of common stock on the last day of two six-month purchase periods (i.e. March 31 and September
30) at a purchase price which is 85% of the closing sale price of shares as quoted on NASDAQ on the first or last day of such purchase period, whichever is lower. Employees are allowed to participate up to 20% of their gross pay. A maximum of 500,000 shares has been authorized for issuance under the plan, as amended. As of March 31, 1999, 304,000 shares had been issued pursuant to the plan. Summarized plan information is as follows:

                                1997            1998            1999
                              --------        --------        --------
Employee contributions        $536,000        $540,000        $541,000
Shares acquired                 46,078          41,040          34,428
Average purchase price        $  11.63        $  13.16        $  15.71


NOTE G - TREASURY STOCK

         The Company's Board of Directors has approved a plan to repurchase up to 2,200,000 shares of the Company's outstanding common stock. Purchases may be made from time to time depending on market conditions and other relevant factors. The share repurchases for fiscal years ending March 31, 1997, 1998 and 1999 are as follows:

                              1997               1998               1999            Cumulative
                          -----------        -----------        -----------        -----------
Shares repurchased            714,000            747,200            286,080          1,747,280
Cost                      $ 9,461,000        $12,266,000        $ 5,263,000        $26,990,000
Average price             $     13.25        $     16.42        $     18.40        $     15.45

         The repurchased shares were recorded as treasury stock, at cost, and is available for general corporate purposes. The repurchases were financed from cash generated from operations.

                               CORVEL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999


NOTE H - COMMITMENTS AND CONTINGENCIES

         The Company leases office facilities under noncancelable operating leases. Future minimum rental commitments under operating leases at March 31, 1999 are $5,772,000 in fiscal 2000, $4,705,000 in fiscal 2001, $3,736,000 in fiscal 2002, $2,168,000 in fiscal 2003, $813,000 in fiscal 2004, and $123,000 thereafter. Total rental expense of $4,573,000, $4,683,000, and $6,064,000 was charged to operations for the years ended March 31, 1997, 1998, and 1999, respectively.

         The Company is involved in litigation arising in the normal course of business. The Company believes that resolution of these matters will not result in any payment that, in the aggregate, would be material to the financial position and results of the operations of the Company.

NOTE I - SAVINGS PLAN

         The Company maintains a retirement savings plan for its employees, which is a qualified plan under section 401(k) of the Internal Revenue Code. Full-time employees that meet certain requirements are eligible to participate in the plan. Contributions are made annually primarily at the discretion of the Company's Board of Directors. Contributions of $135,000, $143,000, and $155,000, were charged to operations for the years ended March 31, 1997, 1998 and 1999, respectively.


NOTE J - SHAREHOLDER RIGHTS PLAN

         During fiscal 1997, the Company's Board of Directors approved the adoption of a Shareholder Rights Plan. The Rights Plan, which is similar to rights plans adopted by numerous other public companies, provides for a dividend distribution to CorVel stockholders of one preferred stock purchase "Right" for each outstanding share of CorVel's common stock. The Rights are designed to assure that all stockholders receive fair and equal treatment in the event of any proposed takeover of the company and to encourage a potential acquirer to negotiate with the Board of Directors prior to attempting a takeover. The Rights have an exercise price of $62.50 per Right, as adjusted for the 2-for-1 stock split in the form of a 100% stock dividend, paid on June 14, 1999, and subject to subsequent adjustment. Initially, the Rights will trade with the company's common stock, and will not be exercisable until the occurrence of certain takeover-related events. The issuance of the Rights has no dilutive effect on the Company's earnings per share.

                               CORVEL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999


NOTE K - QUARTERLY RESULTS

         The following is a summary of unaudited results of operations for the two years ended March 31, 1998 and 1999:

                                                                                       Net income      Net income
FISCAL YEAR ENDED MARCH 31, 1998:                                                       per basic      per diluted
                                                    Gross             Net                common          common
                                  Revenues          Margin          income               share           share
                                  --------          ------          ------             ----------      -----------
First Quarter                   $34,024,000      $ 6,467,000      $ 2,275,000            $ .27           $ .26
Second Quarter                   34,683,000        6,475,000        2,381,000              .28             .28
Third Quarter                    35,558,000        6,595,000        2,395,000              .29             .28
Fourth Quarter                   37,444,000        6,619,000        2,406,000              .29             .29


FISCAL YEAR ENDED MARCH 31, 1999:

First Quarter                   $39,552,000      $ 7,210,000      $ 2,501,000             $.30            $.30
Second Quarter                   40,474,000        7,148,000        2,556,000              .32             .31
Third Quarter                    42,030,000        7,354,000        2,624,000              .33             .32
Fourth Quarter                   43,401,000        7,663,000        2,722,000              .33             .33


NOTE L - SUBSEQUENT EVENT - STOCK SPLIT

         On May 24, 1999, the Company announced that its Board of Directors authorized a 2-for-1 common stock split in the form of a 100% stock dividend. The additional shares were distributed on June 14, 1999 to stockholders of record on May 31, 1999. Historical common share amounts, per share amounts and stock option data for all periods presented have been restated to reflect this change in the Company's capital structure.

Schedule II


                               CORVEL CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS


                                                             Additions
                                         Balance at         Charged to
                                        Beginning of        Costs and                               Balance at
                                            Year             Expenses          Deductions          End of Year
                                        ------------       ------------       ------------        ------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Year Ended March 31, 1997:              $  1,268,000       $  1,763,000       $ (1,345,000)       $  1,686,000
Year Ended March 31, 1998:                 1,686,000          2,437,000         (2,041,000)          2,082,000
Year Ended March 31, 1999:                 2,082,000          2,085,000         (1,152,000)          3,015,000

                                  EXHIBIT INDEX

EXHIBIT
NO.                             TITLE - - METHOD OF FILING                           PAGE
-------                         --------------------------                           ----
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

EXHIBIT
NO.                             TITLE - - METHOD OF FILING                           PAGE
-------                         --------------------------                           ----
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

10.10        Fidelity Master Plan for Savings and Investments, and amendments
             Incorporated herein by reference to Exhibit 10.16 and 10.16A to the Company's Registration Statement on Form S-1 Registration No.
             33-40629.

10.11 Daniel Davis Severance Arrangement - - Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1993.

10.12        Shareholder Rights Plan - - Incorporated herein by reference to the
             Company's 8-K filed on February 28, 1997.

21.1         Subsidiaries of the Company - - Attached.

23.1         Consent of Independent Auditors - - Attached

27.1         Financial Data Schedule - - Attached.