Form 10-Q
period 1999-06-30
CORVEL CORP
filed 1999-08-16
CIK 874866

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarter ended June 30, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For this transition period from _________________ to _____________________


                         Commission file number O-19291


                               CORVEL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                            33-0282651
---------------------------------                            -------------------
  (State or other jurisdiction                                 (IRS Employer
of incorporation or organization)                            Identification No.)


2010 Main Street, Suite 1020 Irvine, CA                           92614
---------------------------------------                         ----------
(Address of principal executive office)                         (zip code)


Registrant's telephone number, including code:  (949) 851-1473
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

The number of shares outstanding of the registrant's Common Stock, $0.0001 Par Value, as of June 30, 1999 was 8,128,000 shares.

                               CORVEL CORPORATION

                                TABLE OF CONTENTS

                                                                               Page
                                                                           ------------
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets - March 31, 1999  (audited) and
         June 30, 1999 (unaudited)                                         Page 3 of 14

         Consolidated Statements of Income -- Three months ended
         June 30, 1998 and 1999 (both unaudited)                           Page 4 of 14

         Consolidated Statements of Cash Flows -- Three months ended
         June 30, 1998 and 1999 (both unaudited)                           Page 5 of 14

         Notes to Consolidated Financial Statements (unaudited) --
         June 30,  1999                                                    Page 6 of 14

Item 2.  Management's Discussion and Analysis of Financial                 Pages 7
         Condition and Results of Operations                               through 11 of 14

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                 Page 12 of 14

Item 2.  Changes in Securities                                             Page 12 of 14

Item 3.  Defaults upon Senior Securities                                   Page 12 of 14

Item 4.  Submission of Matters to a Vote of Security Holders               Page 12 of 14

Item 5.  Other Information                                                 Page 12 of 14

Item 6.  Exhibits and Reports on Form 8-K                                  Page 12 of 14

Part I - Financial Information
Item 1. Financial Statements

CORVEL CORPORATION
CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 1999 AND JUNE 30, 1999



                                                           March 31, 1999     June 30, 1999
                                                           --------------     -------------
                                                              (audited)        (unaudited)
ASSETS

Current Assets
Cash and cash equivalents                                   $  9,052,000      $  8,522,000
Accounts receivable, net                                      31,562,000        34,334,000
Prepaid taxes and expenses                                       856,000           868,000
Deferred income taxes                                          3,223,000         2,725,000
                                                            ------------      ------------
     Total current assets                                     44,693,000        46,449,000
                                                            ------------      ------------
Property and Equipment, Net                                   17,145,000        17,518,000

Other Assets                                                   6,899,000         7,306,000
                                                            ------------      ------------
          TOTAL ASSETS                                      $ 68,737,000      $ 71,273,000
                                                            ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable                                            $  6,468,000      $  5,057,000
Accrued liabilities                                            6,525,000         6,707,000
                                                            ------------      ------------
     Total current liabilities                                12,993,000        11,764,000
                                                            ------------      ------------

Deferred income taxes                                          2,530,000         3,975,000

Stockholders' Equity
Common stock                                                          --                --
Paid-in-capital                                               32,918,000        33,261,000
Treasury Stock, (1,747,000 shares at
  March 31, 1999 and 1,795,000 shares
  at June 30, 1999)                                          (26,990,000)      (27,890,000)
Retained earnings                                             47,286,000        50,163,000
                                                            ------------      ------------
     Total stockholders' equity                               53,214,000        55,534,000
                                                            ------------      ------------

        TOTAL LIABILITIES AND EQUITY                        $ 68,737,000      $ 71,273,000
                                                            ============      ============

          See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
INCOME STATEMENT

FISCAL YEAR ENDING FISCAL MARCH  31,  2000
FIRST QUARTER ENDING  JUNE 30, 1999

                                        Three months ending June 30,
                                        ----------------------------
                                            1998            1999
                                        -----------     -----------
REVENUES                                $39,552,000     $45,705,000

Cost of revenues                         32,342,000      37,454,000
                                        -----------     -----------
Gross profit                              7,210,000       8,251,000

General and administrative expenses       3,177,000       3,611,000
                                        -----------     -----------
Income before income taxes                4,033,000       4,640,000

Income tax provision                      1,532,000       1,763,000
                                        -----------     -----------
NET INCOME                              $ 2,501,000     $ 2,877,000
                                        ===========     ===========

Net income per common and common
  equivalent share

Basic                                   $       .30     $       .35
                                        ===========     ===========
Diluted                                 $       .30     $       .35
                                        ===========     ===========
Weighted average common and common
  equivalent shares

Basic                                     8,212,000       8,128,000

Diluted                                   8,338,000       8,227,000

          See accompanying notes to consolidated financial statements

CORVEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED JUNE 30, 1998, AND 1999

                                                     Three months ended June 30,
                                                    -----------------------------
                                                       1998             1999
                                                    -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME                                          $ 2,501,000      $ 2,877,000

Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:

Depreciation and amortization                         1,304,000        1,373,000

Changes in operating assets and liabilities
Accounts receivable                                  (2,238,000)      (2,772,000)
Prepaid taxes and expenses                               81,000          (12,000)
Accounts payable                                     (1,538,000)      (1,411,000)
Accrued liabilities                                     517,000          182,000
Deferred income taxes and income taxes payable        1,746,000        1,943,000
Other assets                                           (984,000)        (457,000)
                                                    -----------      -----------
Net cash provided by  operating activities            1,389,000        1,723,000
                                                    -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment
Net cash used in investing activities                (1,502,000)      (1,696,000)
                                                    -----------      -----------
                                                     (1,502,000)      (1,696,000)
                                                    -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of Treasury Stock
Sale of common and exercise of stock options
  and related tax benefits                           (2,318,000)        (900,000)
Net cash provided by financing activities               409,000          343,000
                                                    -----------      -----------
                                                     (1,909,000)        (557,000)
                                                    -----------      -----------

INCREASE (DECREASE) IN CASH:                         (2,022,000)        (530,000)
Cash and cash equivalents at beginning                8,430,000        9,052,000
                                                    -----------      -----------
Cash and cash equivalents at end                    $ 6,408,000      $ 8,522,000
                                                    ===========      ===========

          See accompanying notes to consolidated financial statements.

                               CORVEL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1999 (UNAUDITED)


A.   Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended March 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended March 31, 1999 included in the Company's registration statement on Form 10-K.

B.   Earnings per Share

     Earnings per common and common equivalent shares were computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the quarter. For calculation of the common and common equivalent shares, see Exhibit 11 included herein.

C.   Stock Split

     On May 24, 1999, the Company announced that its Board of Directors authorized a 2-for-1 common stock split in the form of a 100% stock dividend. The additional shares were distributed on June 14, 1999 to the stockholders of record on May 31, 1999. Historical common share amounts, per share amounts and stock option data for all periods presented have been restated to reflect this change in the Company's capital structure.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following table contains certain financial data as a percentage of revenues:

                                     Three months ended
                                          June 30,
                                     ------------------
                                      1998        1999
                                     ------      ------
     Revenues                         100.0%     100.0%
     Cost of services                  81.8       81.9
                                      -----      -----
     Gross profit                      18.2       18.1
                                      -----      -----

     General and administrative         8.0        7.9
                                      -----      -----
     Income from operations            10.2       10.2
                                      -----      -----

     Income tax provision               3.9        3.9
                                      -----      -----
     NET INCOME                         6.3%       6.3%
                                      =====      =====

Revenues for the three months ended June 30, 1999 increased by $6.1 million to $45.7 million, an increase of 15% over the $39.6 million revenue for the comparable period in the prior fiscal year. The increase in revenues is primarily attributable to a 20% increase in patient management revenue along with a 10% increase in provider program revenues. The increase in patient management revenues is primarily attributable to an increase in referrals. The growth in the Company's revenue was at or lower than experienced by the Company in previous years. This slower growth rate in the current quarter was partially attributable to the reduction in the growth rate of healthcare expenditures on a national level which helped contribute to a reduction in the growth of the amount of claims processed by the Company.

Cost of revenues for the three months ended June 30, 1998 increased to 81.9% from 81.8% for the three months ended June 30, 1998. The gross profit margin decreased due to higher growth rates in the patient management business than the provider program revenues as noted above. Provider program revenues yield a higher gross margin than patient management services.

General and administrative expenses as a percentage of revenues decreased from 8.0% for the quarter ending June 30, 1998, to 7.9% for the quarter ending June 30, 1999. This decrease is due to a 14% increase in general and administrative expenses as compared to the 15% growth in revenues. General and administrative expenses were $3.6 million for the three months ended June 30, 1999 compared to $3.2 million for the three months ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its operations and capital expenditures primarily from cash flow from operations. During the quarter ending June 30, 1999, net working capital increased by $3.0 million, from $31.7 million at March 31, 1999 to $34.7 million at June 30, 1999. However, cash declined from $9.1 million at March 31, 1999 to $8.6 million at June 30, 1999, a decrease of $0.5 million. This decline in cash is primarily to the 9% growth in net accounts receivable from $31.6 million at March 31, 1999 to $34.3 million at June 30, 1999 which exceeded the growth in revenues during the same period.

During the quarter ending June 30, 1999, the Company repurchased $0.9 million of its common stock. Since the repurchase program was enacted in the fall of 1996, the Company has repurchased $27.9 million of its common stock. These repurchases were paid from cash generated by the operations of the Company. The Company has historically required substantial capital to fund the growth of its operations, particularly working capital to fund the growth in accounts receivable and property. The Company believes, however, that the cash balance at June 30, 1999 along with anticipated internally generated funds and capacity to borrow will be sufficient to meet the Company's expected cash requirements for at least the next twelve months.

YEAR 2000 INFORMATION SYSTEMS ISSUES

Certain computer programs written with two digits rather than four to define the applicable year may experience problems handling dates near the end of and beyond the year 1999 (Year 2000 failure dates). This may cause computer applications to fail or provide erroneous results unless corrective action is taken. The Company has developed a plan to address the Year 2000 issue and, in doing so, will incur internal staff costs as well as external consulting and other expenses related to infrastructure enhancements necessary to prepare its systems for the new century. A strategy for achieving compliance for each system component has been prepared. Costs of the Company's Year 2000 Project are estimated to be approximately $2.4 million of which approximately $2.2 million has been incurred through July 31, 1999. The cost of the Year 2000 Project will be expensed as incurred.

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

The Company is currently conducting full system tests in a simulated post-2000 environment. It is anticipated that the certified versions of these systems will be fully implemented in all operating sites by August 31, 1999. Interoperability tests with clients' systems, if needed, commenced in the third quarter of 1998. Data formats used in EDI transmissions, unless specifically requested by the client, are Year 2000 compliant.

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

CAUTIONARY STATEMENT REGARDING RISK FACTORS

Certain statements contained in the Company's Annual Report on Form 10-K for the year ended March 31, 1999, Quarterly Report on Form 10-Q for the quarter ending June 30, 1999, as well as the Company's Annual Report for the year ending March 31, 1999, such as statements concerning the development of new services, possible legislative changes, and other statements contained herein regarding matters that are not historical facts, are forward-looking statements (as such term is defined in the Securities Act of 1933, as amended). Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

Past financial performance is not necessarily a reliable indicator of future performance, and investors should not use historical performance to anticipate results or future period trends. Factors that could cause actual results to differ materially include, but are not limited to, those discussed below. In addition, reference is made to the Company's most recent annual report for the fiscal year ending March 31, 1999.

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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None.

ITEM 5 - OTHER INFORMATION - None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K - None.

         (a) Exhibit 11  -- Computation of Per Share Earnings

         (b) Exhibit 27  -- Financial Data Schedule

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


                                       CORVEL CORPORATION

                                       By: /s/ V. Gordon Clemons
                                           -------------------------------------
                                           V. Gordon Clemons, Chairman of
                                           the Board, Chief Executive Officer,
                                           and President


                                       By: /s/ Richard J. Schweppe
                                           -------------------------------------
                                           Richard J. Schweppe,
                                           Chief Financial Officer


August 13, 1999

                                 EXHIBIT INDEX


     EXHIBIT
     NUMBER              DESCRIPTION
     -------             -----------
       11               Computation of Per Share Earnings

       27               Financial Data Schedule