Form 10-Q
period 1999-09-30
CORVEL CORP
filed 1999-11-12
CIK 874866

                             SECURITIES AND EXCHANGE
                                   COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                              For the quarter ended
                               September 30, 1999

                                       or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

       For this transition period from _______________ to _______________


                         Commission file number O-19291

                               CORVEL CORPORATION
             (Exact name of registrant as specified in its charter)

           Delaware                                      33-0282651
---------------------------------              ---------------------------------
 (State or other jurisdiction                  (IRS Employer Identification No.)
of incorporation or organization)


2010 Main Street, Suite 1020
Irvine, CA                                                 92614
--------------------------------                         ---------
(Address of principal executive office)                  (zip code)

Registrant's telephone number, including code: (949) 851-1473
                                               --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of. 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                            YES  [X]        NO  [ ]

The number of shares outstanding of the registrant's Common Stock, $0.0001 Par Value, as of September 30, 1999 was 8,116,000 shares.

                               CORVEL CORPORATION

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets March 31, 1999 (audited) and
September 30, 1999 (unaudited)-                                          Page 3 of 15

Consolidated Statements of Income -- Three months ended
September 30, 1998 and 1999 (both unaudited) -                           Page 4 of 15

Consolidated Statements of Income -- Six months ended
September 30, 1998 and 1999 (both unaudited) -                           Page 5 of 15

Consolidated Statements of Cash Flows - Six months ended
September 30, 1998 and 1999 (both unaudited) -                           Page 6 of 15

Notes to Consolidated Financial Statements (unaudited)
-- September 30, 1999 -                                                  Page 7 of 15

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations -              Pages 8 through 13 of 15

PART II. OTHER INFORMATION

Item 1. Legal Proceedings -                                             Page 14 of 15

Item 2. Changes in Securities-                                          Page 14 of 15

Item 3. Defaults upon Senior Securities -                               Page 14 of 15

Item 4. Submission of Matters to a Vote of Security
Holders -                                                               Page 14 of 15

Item 5. Other Information -                                             Page 14 of 15

Item 6. Exhibits and Reports on Form 8-K -                              Page 14 of 15


Part I - Financial Information
Item 1. Financial Statements

CORVEL CORPORATION
CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 1999 AND SEPTEMBER 30, 1999


                                                           March 31,          September 30,
                                                             1999                 1999
                                                         ------------         ------------
                                                           (audited)           (unaudited)
ASSETS
Current Assets
Cash and cash equivalents                                $  9,052,000         $ 10,862,000
Accounts receivable, net                                   31,562,000           32,935,000
Prepaid taxes and expenses                                    856,000            1,261,000
Deferred income taxes                                       3,223,000            2,750,000
                                                         ------------         ------------
     Total current assets                                  44,693,000           47,808,000
                                                         ------------         ------------

Property and Equipment, Net                                17,145,000           17,474,000

Other Assets                                                6,899,000            7,344,000
                                                         ------------         ------------

          TOTAL ASSETS                                   $ 68,737,000         $ 72,626,000
                                                         ============         ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable                                         $  6,468,000         $  5,004,000
Accrued liabilities                                         6,525,000            6,806,000
                                                         ------------         ------------
     Total current liabilities                             12,993,000           11,810,000
                                                         ------------         ------------

Deferred income taxes                                       2,530,000            2,941,000

Stockholders' Equity
Common stock                                                       --                   --
Paid-in-capital                                            32,918,000           33,933,000
Treasury Stock, (1,747,000 shares at March 31,
1999 and  1,855,000 shares at September 30, 1999)         (26,990,000)         (29,191,000)
Retained earnings                                          47,286,000           53,133,000
                                                         ------------         ------------
     Total stockholders' equity                            53,214,000           57,875,000
                                                         ------------         ------------

        TOTAL LIABILITIES AND EQUITY                     $ 68,737,000         $ 72,626,000
                                                         ============         ============



See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
INCOME STATEMENT

FISCAL YEAR ENDING FISCAL MARCH  31, 2000
SECOND QUARTER ENDING SEPTEMBER 30, 1999



                                                      Three months ending
                                                          September 30,
                                                 -------------------------------
                                                    1998                1999
                                                 -----------         -----------
REVENUES                                         $40,474,000         $45,865,000

Cost of Revenues                                  33,326,000          37,459,000
                                                 -----------         -----------

Gross profit                                       7,148,000           8,406,000

General and administrative expenses                3,026,000           3,615,000
                                                 -----------         -----------

Income before income taxes                         4,122,000           4,791,000

Income tax provision                               1,566,000           1,821,000
                                                 -----------         -----------

NET INCOME                                       $ 2,556,000         $ 2,970,000
                                                 ===========         ===========

EARNINGS PER SHARE:
Basic                                            $       .31         $       .37
                                                 ===========         ===========
Diluted                                          $       .31         $       .36
                                                 ===========         ===========

WEIGHTED AVERAGE SHARES:
Basic                                              8,132,000           8,119,000
Diluted                                            8,246,000           8,261,000



See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
INCOME STATEMENT

FISCAL YEAR ENDING FISCAL MARCH  31, 2000
SIX MONTHS ENDING  SEPTEMBER 30, 1999



                                                       Six months ending
                                                          September 30,
                                                 -------------------------------
                                                    1998                1999
                                                 -----------         -----------
REVENUES                                         $80,026,000         $91,570,000

Cost of Revenues                                  65,668,000          74,913,000
                                                 -----------         -----------

Gross profit                                      14,358,000          16,657,000

General and administrative expenses                6,203,000           7,226,000
                                                 -----------         -----------

Income before income taxes                         8,155,000           9,431,000

Income tax provision                               3,098,000           3,584,000
                                                 -----------         -----------

NET INCOME                                       $ 5,057,000         $ 5,847,000
                                                 ===========         ===========

EARNINGS PER SHARE:
Basic                                            $      0.62         $      0.72
                                                 ===========         ===========
Diluted                                          $      0.61         $      0.71
                                                 ===========         ===========

WEIGHTED AVERAGE SHARES:
Basic                                              8,172,000           8,124,000
Diluted                                            8,292,000           8,244,000



See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED SEPTEMBER 30, 1998, AND 1999






                                                          Six months ended September 30,
                                                        ---------------------------------
                                                            1998                 1999
                                                        ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME                                              $  5,057,000         $  5,847,000

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation and amortization                              2,803,000            2,717,000

Changes in operating assets and liabilities
Accounts receivable                                       (2,958,000)          (1,373,000)
Prepaid taxes and expenses                                   472,000             (405,000)
Accounts payable                                          (1,567,000)          (1,464,000)
Accrued liabilities                                       (1,167,000)             281,000
Income taxes payable                                         283,000              884,000
Other assets                                                (265,000)            (495,000)
                                                        ------------         ------------
Net cash provided by  operating activities                 2,658,000            5,992,000
                                                        ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment                       (3,227,000)          (2,996,000)
                                                        ------------         ------------
Net cash used in investing activities                     (3,227,000)          (2,996,000)
                                                        ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of  Treasury Stock                               (3,647,000)          (2,201,000)
Sale of common and exercise of stock
options and related tax benefits                             946,000            1,015,000
                                                        ------------         ------------
Net cash provided by financing activities                 (2,701,000)          (1,186,000)
                                                        ------------         ------------

INCREASE (DECREASE) IN CASH :                             (3,270,000)           1,810,000
                                                        ------------         ------------
Cash and cash equivalents at beginning                     8,430,000            9,052,000
                                                        ------------         ------------
Cash and cash equivalents at end                        $  5,160,000         $ 10,862,000
                                                        ============         ============



See accompanying notes to consolidated financial statements.

                               CORVEL CORPORATION
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1999 (UNAUDITED)


A.   Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended March 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended March 31, 1999 included in the Company's registration statement on Form 10-K.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following table contains certain financial data as a percentage of revenues:

      Three months ended Sept. 30:                        1998            1999
      ----------------------------                       ------          ------
      Revenues                                            100.0%          100.0%
      Cost of services                                     82.3            81.7
                                                         ------          ------
      Gross profit                                         17.7            18.3
                                                         ------          ------

      General and administrative                            7.5             7.9
                                                         ------          ------
      Income from operations                               10.2            10.4
                                                         ------          ------

      Income tax provision                                  3.9             4.0
                                                         ------          ------
      NET INCOME                                            6.3%            6.4%
                                                         ======          ======


      Six months ended Sept. 30:                          1998            1999
      --------------------------                         ------          ------
      Revenues                                            100.0%          100.0%
      Cost of services                                     82.0            81.8
                                                         ------          ------
      Gross profit                                         18.0            18.2
                                                         ------          ------

      General and administrative                            7.8             7.9
                                                         ------          ------
      Income from operations                               10.2            10.3
                                                         ------          ------

      Income tax provision                                  3.9             3.9
                                                         ------          ------
      NET INCOME                                            6.3%            6.4%
                                                         ======          ======


Revenues for the three months ended September 30, 1999 increased by $5.4 million to $45.9 million, an increase of 13% over the $40.5 million revenue for the comparable period in the prior fiscal year. The increase in revenues is primarily attributable to a 16% increase in patient management revenue along with a 10% increase in provider revenues, primarily bill review and PPO. Case management revenue grew to $27.4 million from $23.7 million in the prior year, an increase of $3.7 million. The increase in patient management is primarily due to an increase in referrals from the Company's customers.

Revenues for the six months ended September 30, 1999 increased by $11.5 million to $91.6 million, an increase of 14% over the $80.0 million revenue for the comparable period in the prior fiscal year. The increase in revenues is primarily attributable to an 18% increase in patient management revenue along with a 10% increase in provider program revenues. Case management revenue grew to $54.5 million from $46.2 million in the prior year, an increase of $8.3 million. The increase in patient management is primarily due to an increase in the numbers of case referred to the Company by their customers.

The Company's cost of revenues consists primarily of salaries, salary related taxes and fringe benefits, rent, telephone, and costs related to the Company's computer operations in the field. Cost of revenues for the three months ended September 30, 1999 declined from 82.3% of revenues to 81.7% of revenue from the three months ended September 30, 1998. Cost of revenues for the six months ended September 30, 1999 increased from 82.0% of revenues to 81.8% of revenue from the six months ended September 30, 1998. Both of the cost of revenues percentage noted above decreased primarily due to greater economies of scale in the Company's branch operations as the growth in revenues exceeded the growth in cost of revenues.

General and administrative expenses as a percentage of revenues increased from 7.8% for the six months ending September 30, 1998, to 7.9% for the six months ending September 30, 1999. General and administrative expenses as a percentage of revenues increased from 7.8% for the three months ending September 30, 1998, to 7.9% for the six months ending September 30, 1999. This increase was primarily due to increased MIS staff to support the Company's implementation of a national wide area network and further electronic data interface capabilities as required by customer needs. The growth in the general and administrative expenses is due primarily to the growth in these expenses compared to the growth in revenues.

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its operations and capital expenditures primarily from cash flow from operations. During the six months ending September 30, 1999, net working capital increased by $4.3 million, from $31.7 million at March 31, 1999 to $36.0 million at September 30, 1999. This increase was primarily due to the increase in accounts receivable by $1.4 million, from $31.6 million to $32.9 million. As of September 30, 1999, the Company had $10.9 million in cash, primarily in short-term highly-liquid investments with maturities of 90 days or less. The Company has historically required substantial capital to fund the growth of its operations, particularly working capital to fund the growth in accounts receivable. The Company believes, however, that the cash balance at September 30, 1999 along with anticipated internally generated funds will be sufficient to meet the Company's expected cash requirements for at least the next twelve months. As of September 30, 1999, the Company had no interest bearing debt.

YEAR 2000 DISCLOSURE INFORMATION

Certain computer programs written with two digits rather than four to define the applicable year may experience problems handling dates near the end of and beyond the year 1999 (Year 2000 failure dates). This may cause computer applications to fail or provide erroneous results unless corrective action is taken. The Company has developed a plan to address the Year 2000 issue and, in doing so, will incur internal staff costs as well as external consulting and other expenses related to infrastructure enhancements necessary to prepare its systems for the new century. A strategy for achieving compliance for each system component has been prepared. Costs of the Company's Year 2000 Project are estimated to be approximately $2.4 million of which approximately $2.3 million has been incurred through September 30, 1999. The cost of the Year 2000 Project has been expensed as incurred.

With respect to Information Technology (IT) systems, the Company's Year 2000 plan encompasses computer application systems, including those for client-server, minicomputer, and personal computer environments; and IT infrastructure, including hardware, operating system software, network technology, and voice and data communications.

All of the Company's proprietary systems development methodologies assure that core functions like date comparisons, date sorts, and elapsed-day calculations are standardized in shared-code libraries and/or utilities. This reduces the number of instances of redundant code to be reviewed and certified for Year 2000 compliance.

The Company has conducted full system tests in a simulated post-2000 environment. Certified versions of these systems were fully implemented in all operating sites by September, 1999. Interoperability tests with clients' systems, if needed, commenced in the third quarter of 1998. Data formats used in EDI transmissions, unless specifically requested by the client, are Year 2000 compliant.

The Company's bill review product for Windows is presently Year 2000 compatible as well as the case management software. The validation testing phase of the Company's bill review software which runs on VMS has been completed with implementation done during the September 1999 quarter.

The Company's software for its billing, accounts receivable, accounts payable and general ledger is presently Year 2000 compatible.

The Company's non-IT systems are primarily comprised of systems typically found in commercial office buildings including electrical, fire alarm and suppression, security, HVAC and elevator systems. The inventory phase for non-IT systems at the Company's major facilities in is complete. The Company is currently at the beginning of the assessment phase for its non-IT systems. As part of the assessment phase, the Company is communicating with the owners/landlords of office spaces which the Company leases to determine the Year 2000 readiness of such office space. At this time, the Company has not received any notice of non-compliance problems from landlords. The Company has also communicated with its significant vendors to determine their Year 2000 readiness and, when possible, obtain written assurances that the Year 2000 problem will not materially adversely affect their ability to continue to provide supplies or services to the Company.

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

CAUTIONARY STATEMENT REGARDING RISK FACTORS

Certain statements contained in the Company's Annual Report on Form 10-K for the year ended March 31, 1999, Quarterly Report on Form 10-Q for the quarter ending September 30, 1999, as well as the Company's Annual Report for the year ending March 31, 1999, such as statements concerning the development of new services, possible legislative changes, and other statements contained herein regarding matters that are not historical facts, are forward-looking statements (as such term is defined in the Securities Act of 1933, as amended). Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

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

CHANGES IN MARKET DYNAMICS. Legislative reforms in some states permit employers to designate health plans such as HMOs and PPOs to cover workers' compensation claimants. Because many health plans have the capacity to manage health care for workers' compensation claimants, such legislation may intensify competition in the market served by the Company. Within the past few years, several states have experienced decreases in the number of workers' compensation claims and the average cost per claim which have been reflected in workers' compensation insurance premium rate reductions in those states. The Company believes that declines in workers' compensation costs in these states are due principally to intensified efforts by payers to manage and control claim costs, to improved risk management by employers and to legislative reforms. If declines in workers' compensation costs occur in many states and persist over the long-term, they may have an adverse impact on the Company's business and results of operations.

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

During the past fiscal year, the Company has made efforts to increase its presence and revenue in the group health market with moderate success. Managed care in this market is more mature than managed care in workers' compensation and has numerous large competitors, primarily health maintenance organizations. The Company has limited experience in the group health market. There is no assurance that the Company will be successful in this market. The Company expects that a considerable amount of its future growth will depend on its ability to process and manage claims data more efficiently and to provide more meaningful healthcare information to customers and payers of healthcare. There is no assurance that the Company will be able to develop, license or otherwise acquire software to address these market demands as well or as timely as its competitors.

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

ITEM 2 - CHANGES IN SECURITIES - None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

At the Company's regularly scheduled annual meeting, held on August 5, 1999, the shareholders approved the elections of V. Gordon Clemons, Peter E. Flynn, Steven
J. Hamerslag, R. Judd Jessup, and Jeffery J. Michael, with 5,275,773 shares, 5,275,728 shares, 5,078,798 shares, 5,078,796 shares, and 5,078,798 shares, respectively.

ITEM 5 - OTHER INFORMATION None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K -

Exhibit 11     Computation of Per Share Earnings

Exhibit 27     Financial Data Schedule



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                             CORVEL CORPORATION

                                             By: V. Gordon Clemons
                                                 -------------------------------
                                             V. Gordon Clemons, Chairman of the
                                             Board, Chief Executive Officer, and
                                             President

                                             By: Richard J. Schweppe
                                                 -------------------------------
                                             Richard J. Schweppe,
                                             Chief Financial Officer



       November 11, 1999