Form 10-Q
period 1999-12-31
CORVEL CORP
filed 2000-02-14
CIK 874866

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                               For the quarter ended December 31, 1999

                                       or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

              For this transition period from          to
                                              --------    --------

                         Commission file number O-19291

                               CORVEL CORPORATION
                               ------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                      33-0282651
---------------------------------              ---------------------------------
  (State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)



2010 Main Street, Suite 1020
Irvine, CA                                         92614
-----------------------------                      -----
(Address of principal executive office)          (zip code)

Registrant's telephone number, including code:     (949) 851-1473

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of. 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]

The number of shares outstanding of the registrant's Common Stock, $0.0001 Par Value, as of December 31, 1999 was 7,852,000 shares.

                               CORVEL CORPORATION

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets - March 31, 1999 (audited) and December 31, 1999 (unaudited)- Page 3 of 15

Consolidated Statements of Income -- Three months ended December 31, 1998 and 1999 (both unaudited) - Page 4 of 15

Consolidated Statements of Income -- Nine months ended December 31, 1998 and 1999 (both unaudited) - Page 5 of 15

Consolidated Statements of Cash Flows - Nine months ended December 31, 1998 and 1999 (both unaudited) - Page 6 of 15

Notes to Consolidated Financial Statements (unaudited) -- December 31, 1999 - Page 7 of 15

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

Item 4. Submission of Matters to a Vote of Security Holders - Pages 14 of 15

Item 5. Other Information - Page 14 of 15

Item 6. Exhibits and Reports on Form 8-K - page 14 of 15

Part I - Financial Information
Item 1. Financial Statements

CORVEL CORPORATION
CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 1999 AND DECEMBER 31, 1999

                                                     March 31, 1999    December 31, 1999
                                                      ------------       ------------
                                                        (audited)          (audited)
ASSETS

Current Assets

Cash and cash equivalents                             $  9,052,000       $  9,012,000
Accounts receivable, net                                31,562,000         31,889,000
Prepaid taxes and expenses                                 856,000          1,018,000
Deferred income taxes                                    3,223,000          3,150,000
                                                      ------------       ------------
     Total current assets                               44,693,000         45,069,000
                                                      ------------       ------------

Property and Equipment, Net                             17,145,000         17,430,000

Other Assets                                             6,899,000          7,303,000
                                                      ------------       ------------

          TOTAL ASSETS                                $ 68,737,000       $ 69,802,000
                                                      ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable                                      $  6,468,000       $  5,630,000
Accrued liabilities                                      6,525,000          7,189,000
                                                      ------------       ------------
     Total current liabilities                          12,993,000         12,819,000
                                                      ------------       ------------
Deferred income taxes                                    2,530,000          2,329,000

Stockholders' Equity
Common stock                                                     -                  -
Paid-in-capital                                         32,918,000         34,549,000
Treasury Stock, (1,747,000 shares at March 31,
1999 and  2,174,000 shares at December 31, 1999)       (26,990,000)       (36,041,000)
Retained earnings                                       47,286,000         56,146,000
                                                      ------------       ------------
     Total stockholders' equity                         53,214,000         54,654,000
                                                      ------------       ------------

        TOTAL LIABILITIES AND EQUITY                  $ 68,737,000       $ 69,802,000
                                                      ============       ============

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
INCOME STATEMENT

FISCAL YEAR ENDING FISCAL MARCH  31, 2000
THIRD QUARTER ENDING  DECEMBER 31, 1999

                                     Three months  ending December 31,
                                     ---------------------------------
                                           1998          1999
                                       -----------    -----------
REVENUES                               $42,030,000    $46,269,000

Cost of Revenues                        34,676,000     37,782,000
                                       -----------    -----------
Gross profit                             7,354,000      8,487,000

General and administrative expenses      3,122,000      3,627,000
                                       -----------    -----------
Income before income taxes               4,232,000      4,860,000

Income tax provision                     1,608,000      1,847,000
                                       -----------    -----------
NET INCOME                             $ 2,624,000    $ 3,013,000
                                       ===========    ===========

EARNINGS PER SHARE:
Basic                                  $      0.32    $      0.38
                                       ===========    ===========
Diluted                                $      0.32    $      0.37
                                       ===========    ===========
WEIGHTED AVERAGE SHARES:
Basic                                    8,128,000      8,023,000
Diluted                                  8,243,000      8,142,000












See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
INCOME STATEMENT

FISCAL YEAR ENDING FISCAL MARCH 31, 2000
NINE MONTHS ENDING DECEMBER 31, 1999

                                                  Nine months ending December 31,
                                                  ------------------------------
                                                      1998              1999
                                                  ------------      ------------
REVENUES                                          $122,056,000      $137,839,000

Cost of Revenues                                   100,344,000       112,695,000
                                                  ------------      ------------

Gross profit                                        21,712,000        25,144,000


General and administrative expenses                  9,325,000        10,853,000
                                                  ------------      ------------
Income before income taxes                          12,387,000        14,291,000

Income tax provision                                 4,706,000         5,431,000
                                                  ------------      ------------
NET INCOME                                        $  7,681,000      $  8,860,000
                                                  ============      ============

EARNINGS PER SHARE:
Basic                                             $       0.94      $       1.10
                                                  ============      ============
Diluted                                           $       0.93      $       1.08
                                                  ============      ============

WEIGHTED AVERAGE SHARES:
Basic                                                8,163,000         8,090,000
Diluted                                              8,276,000         8,210,000



See accompanying notes to consolidated financial statement.

CORVEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED DECEMBER 31, 1998, AND 1999

                                                    Nine months ended December 31,
                                                        1998             1999
                                                    ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES

NET INCOME                                          $  7,681,000     $  8,860,000

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation and amortization                          4,108,000        4,258,000

Changes in operating assets and liabilities
Accounts receivable                                   (5,178,000)        (327,000)
Prepaid taxes and expenses                               297,000         (162,000)
Accounts payable                                      (1,085,000)        (838,000)
Accrued liabilities                                      102,000          664,000
Income taxes payable                                     704,000         (128,000)
Other assets                                            (213,000)        (605,000)
                                                    ------------     ------------
Net cash provided by operating activities              6,416,000       11,722,000
                                                    ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment                   (4,788,000)      (4,342,000)
                                                    ------------     ------------
Net cash used in investing activities                 (4,788,000)      (4,342,000)
                                                    ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of Treasury Stock                            (4,374,000)      (9,051,000)
Sale of common and exercise of stock
  options and related tax benefits                     1,345,000        1,631,000
                                                    ------------     ------------
Net cash provided by financing activities             (3,029,000)      (7,420,000)
                                                    ------------     ------------

INCREASE (DECREASE) IN CASH:                          (1,401,000)         (40,000)
Cash and cash equivalents at beginning                 8,430,000        9,052,000
                                                    ------------     ------------
Cash and cash equivalents at end                    $  7,029,000     $  9,012,000
                                                    ============     ============


See accompanying notes to consolidated financial statements.

                               CORVEL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1999 (UNAUDITED)

A.  Basis of Presentation

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ended March 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended March 31, 1999 included in the Company's registration statement on Form 10-K.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following table contains certain financial data as a percentage of revenues:


Three months ended Dec. 31:                               1998              1999
---------------------------                               -----             -----
Revenues                                                  100.0%            100.0%
Cost of services                                           82.5              81.7
                                                          -----             -----
Gross profit                                               17.5              18.3
                                                          -----             -----

General and administrative                                  7.4               7.8
                                                          -----             -----
Income from operations                                     10.1              10.5
                                                          -----             -----
Income tax provision                                        3.9               4.0
                                                          -----             -----
NET INCOME                                                  6.2%              6.5%
                                                          =====             =====


Nine months ended Dec. 31:                                1998              1999
--------------------------                                -----             -----
Revenues                                                  100.0%            100.0%
Cost of services                                           82.2              81.8
                                                          -----             -----
Gross profit                                               17.8              18.2
                                                          -----             -----
General and administrative                                  7.6               7.9
                                                          -----             -----
Income from operations                                     10.2              10.3
                                                          -----             -----

Income tax provision                                        3.9               3.9
                                                          -----             -----
NET INCOME                                                  6.3%              6.4%
                                                          =====             =====


Revenues for the three months ended December 31, 1999 increased by $4.3 million to $46.3 million, an increase of 10% over the $42.0 million revenue for the comparable period in the prior fiscal year. The increase in revenues is primarily attributable to a 12% increase in patient management revenue along with an 8% increase in provider revenues, primarily bill review and PPO. Case management revenue grew to $27.7 million from $24.8 million in the prior year, an increase of $2.9 million. The increase in patient management is primarily due to an increase in referrals from the Company's customers.

Revenues for the nine months ended December 31, 1999 increased by $15.7 million to $137.8 million, an increase of 13% over the $122.1 million revenue for the comparable period in the prior fiscal year. The increase in revenues is primarily attributable to a 16% increase in patient management revenue along with a 9% increase in provider program revenues. Case management revenue grew to $82.2 million from $71.0 million in the prior year, an increase of $11.2 million. The increase in patient management is primarily due to an increase in the numbers of case referred to the Company by their customers.

The Company's cost of revenues consists primarily of salaries, salary related taxes and fringe benefits, rent, telephone, and costs related to the Company's computer operations in the field. Cost of revenues for the three months ended December 31 declined from 82.5% of revenues in fiscal 1999 to 81.7% of revenue in fiscal 2000. Cost of revenues for the nine months ended December 31 increased from 82.2% of revenues in fiscal 1999 to 81.8% of revenue in fiscal 2000. Both of the cost of revenues percentages noted above decreased primarily due to greater economies of scale in the Company's branch operations as the growth in revenues exceeded the growth in cost of revenues.

General and administrative expenses as a percentage of revenues increased from 7.6% for the nine months ending December 31, 1998, to 7.9% for the nine months ending December 31, 1999. General and administrative expenses as a percentage of revenues increased from 7.4% for the three months ending December 31, 1998, to 7.8% for the three months ending December 31, 1999. This increase was primarily due to increased MIS staff to support the Company's implementation of a national wide area network and further electronic data interface capabilities as required by customer needs. The growth in the general and administrative expenses is due primarily to the growth in these expenses compared to the growth in revenues.

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its operations and capital expenditures primarily from cash flow from operations. During the nine months ending December 31, 1999, net working capital increased by $0.6 million, from $31.7 million at March 31, 1999 to $32.3 million at December 31, 1999. This increase was primarily due to the increase in accounts receivable by $0.3 million, from $31.6 million to $31.9 million. As of December 31, 1999, the Company had $9.0 million in cash, primarily in short-term highly-liquid investments with maturities of 90 days or less. The Company has historically required substantial capital to fund the growth of its operations, particularly working capital to fund the growth in accounts receivable. The Company believes, however, that the cash balance at December 31, 1999 along with anticipated internally generated funds will be sufficient to meet the Company's expected cash requirements for at least the next twelve months. As of December 31, 1999, the Company had no interest bearing debt.

YEAR 2000 DISCLOSURE INFORMATION

Certain computer programs written with two digits rather than four to define the applicable year may experience problems handling dates near the end of and beyond the year 1999 (Year 2000 failure dates). This may cause computer applications to fail or provide erroneous results unless corrective action is taken. The Company has developed a plan to address the Year 2000 issue and, in doing so, will incur internal staff costs as well as external consulting and other expenses related to infrastructure enhancements necessary to prepare its systems for the new century. A strategy for achieving compliance for each system component has been prepared. Costs of the Company's Year 2000 Project are estimated to be approximately $2.4 million, all of which has been incurred by December 31, 1999. The cost of the Year 2000 Project has been expensed as incurred.

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

The Company has conducted full system tests in a simulated post-2000 environment. Certified versions of these systems were fully implemented in all operating sites by September 30 1999. Interoperability tests with clients' systems, if needed, commenced in the third quarter of 1998. Data formats used in EDI transmissions, unless specifically requested by the client, are Year 2000 compliant.

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

During the quarters ending December 31, 1999 and March 31, 2000, the Company experienced no significant problems due to any Year 2000 issues.

CAUTIONARY STATEMENT REGARDING RISK FACTORS

Certain statements contained in the Company's Annual Report on Form 10-K for the year ended March 31, 1999, Quarterly Report on Form 10-Q for the quarter ending December 31, 1999, as well as the Company's Annual Report for the year ending March 31, 1999, such as statements concerning the development of new services, possible legislative changes, and other statements contained herein regarding matters that are not historical facts, are forward-looking statements (as such term is defined in the Securities Act of 1933, as amended). Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

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

                                     CORVEL CORPORATION

                                     By: V. Gordon Clemons
                                         -----------------
                                     V. Gordon Clemons, Chairman of the
                                     Board, Chief Executive Officer, and
                                     President

                                     By:  Richard J. Schweppe
                                          -------------------
                                     Richard J. Schweppe,
                                     Chief Financial Officer



February 14, 2000

                                 EXHIBIT INDEX

Exhibit 11          Computation of Per Share Earnings

Exhibit 27          Financial Data Schedule