Form 10-K405
period 2000-03-31
CORVEL CORP
filed 2000-06-29
CIK 874866

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                 --------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO __________

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

                                 YES [X] NO [ ]


        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        As of May 31, 2000, there were 7,665,636 shares of Common Stock outstanding.

        The Registrant does not have different classes of Common Stock and as of May 31, 2000, the aggregate market value of the Common Stock of the Registrant held by non-affiliates was $132,680,000, based upon the closing sale price of such stock on that date. For purposes of such calculation, only executive officers, board members, and beneficial owners of more than 10% of the Company's outstanding Common Stock are deemed to be affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on or about August 3, 2000, as filed with the Commission pursuant to Regulation 14A, are incorporated by reference in Part III of this Report.

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

                               CORVEL CORPORATION

                          2000 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                     PART I

                                                                                     Page
                                                                                     ----
Item 1.  Business                                                                       1

Item 2.  Properties                                                                    14

Item 3.  Legal Proceedings                                                             14

Item 4.  Submission of Matters to a Vote of Security Holders                           14

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters     15

Item 6.  Selected Financial Data                                                       15

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                                 15

Item 7a. Quantitative and Qualitative Disclosures About Market Risk                    15

Item 8.  Financial Statements and Supplementary Data                                   16

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial
         Disclosure                                                                    16

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant                           16

Item 11.  Executive Compensation                                                       16

Item 12.  Security Ownership of Certain Beneficial Owners and Management               16

Item 13.  Certain Relationships and Related Transactions                               16

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K              17

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

                                     PART I
ITEM 1. BUSINESS.

INTRODUCTION

        CorVel Corporation ("CorVel" or the "Company") is an independent nationwide provider of managed care services designed to address the medical issues of healthcare benefits provided under workers' compensation, group health and auto insurance policies. The Company's services include, but are not limited to, automated medical fee auditing, national preferred provider network, early intervention, utilization review, medical case management, vocational rehabilitation services, telephonic case management and independent medical examinations. Such services are provided to insurance companies, third-party administrators ("TPAs"), public entities, and self-administered employers to assist them in managing the medical issues and monitoring the quality of care associated with health care claims.

        The Company, which is a Delaware corporation, has its principal executive offices located at 2010 Main Street, Suite 1020, Irvine, California, 92614. The Company's telephone number is 949-851-1473.


RECENT DEVELOPMENTS - INTRODUCTION OF CARE(MC)

        In April 2000, the Company launched its Care(MC) marketsite (http://www.caremc.com). Care(MC) serves the healthcare and claims needs of insurers and employers managing employee absences and disability insurance losses. Care(MC) includes a website which provides for direct access to CorVel Corporation managed care services and is also designed to function as an application service provider (ASP) through which other managed care providers, will supply their services to major employers and insurers nationwide.

        CareMC was developed in response to requests from major insurers to open access for their various managed care vendors to CorVel's line of Application Service Provider (ASP) services. Other features of the website include electronic communications among providers, payors, employers, managed care vendors and patients; service scheduling; purchase transactions; automated provider reimbursement adjudication and vendor billing and collections.

        Care(MC) offers a suite of online service and solutions that unite multiple managed care professionals real-time, and on a single website, creating a seamless, unified process for claims. The suite of solutions for managed care professionals include:

        Referral Basket: The Referral Basket provides access to multiple managed care professionals, suppliers, and organizations. Claims professionals can expedite case referrals and requests for service, eliminating paperwork through the use of a single, on-going electronic file. Referrals are sent to the preferred managed care provider and confirmed as received in real-time.

        Claims Center: The Claims Center helps claims professionals organize and streamline their files. Using the power of the internet, claims professionals can access comprehensive sets of information on open, closed or pending claims from multiple managed care providers.

        Bill Review: Care(MC) Bill Review assures accuracy, accountability and timeliness by tracking costs from the time a claim begins until it is closed. Care(MC) bill review is founded on proprietary software, artificial intelligence, the integration of information from multiple resources, and instant access to information. Bills being processed can be reviewed and approved for payment on-line in real-time.

        Reporting Center: The Reporting Center adds value by collecting a myriad of critical details from multiple sources, then organizing and delivering that information in real time. Care(MC) helps claims professionals by sorting, simplifying and formatting comprehensive case data. Reports can be tailored to highlight individual critical cases or summarized to highlight priority trends.

        The Care(MC) suite of solutions for employers include:

        Absence Manager: The Absence Manager offers employers a single worksite for the reporting of all absences. Workers' compensation, short-term disability and FMLA are all integrated in one patient management process. Care(MC) documents up-to-the-minute analyses of employee absences, expedites compliance with government and insurer reporting requirements, and can individualize case management activities to follow a specified preference.

        Disability Manager: The Disability Manager gives employers a comprehensive overview of short-term disability and workers' compensation exposures, as well as the details of each lost-time case. Through the Disability Manager, employers can express their preferences regarding the administration of their benefit program, and track the progress and status of disability claims.

        Employment Services: Employment Services helps administer a wide range of medical evaluation strategic to the employment process for work groups susceptible to higher rates of injury or absence. Care(MC) expedites requests for service and coordinates the scheduling of appointments using an efficient, easy-to-use website. Employers can monitor the status of scheduled activities online and in real-time using the services provided; they can reduce the cost and complexity of conducting physicals, fitness for duty testing or other evaluations.

        Reporting Center: The Care(MC) Reporting Center provides real-time access to the status of your company's benefit management program. There is no need to wait for quarterly or even yearly reports; the employer can be informed daily regarding summarized information, as well as trends and analytic perspectives. Such information is especially useful in understanding the underlying causes of medical issues and unexpected outcomes, so the employer can react to emerging problems immediately.

RECENT DEVELOPMENT - BOARD AUTHORIZES INCREASE IN STOCK REPURCHASE PROGRAM

        In May 2000, the Company announced that its Board of Directors had approved a 1,000,000 share expansion to its existing stock repurchase plan. Including this expansion, the total number of shares authorized to repurchase has now been increased to 3,400,000 shares. Since commencing this program in the fall of 1996, the Company has repurchased approximately 2,460,000 common shares, equal to 24% of its outstanding stock at a cost of approximately $43 million. These repurchases were funded from the Company's operating earnings. These repurchases have reduced CorVel's current common shares outstanding to 7,660,000 shares.


INDUSTRY OVERVIEW

        Workers' compensation is a state-mandated, comprehensive insurance program that requires employers to fund medical expenses, lost wages and other costs resulting from work-related injuries and illnesses. Since their introduction in the early 1900's, these programs have been expanded to all fifty states and the District of Columbia. Each state is responsible for implementing and regulating its own program. Consequently, workers' compensation benefits and arrangements vary on a state-by-state basis and are often highly complex.

        Workers' compensation plans generally require employers to fund all of an employee's costs of medical treatment and a significant portion of lost wages, legal fees and other associated costs. Typically, work-related injuries are broadly defined, and injured or ill employees are entitled to extensive benefits. Employers are required to provide first-dollar coverage with no co-payment or deductible due from the injured or ill employee for medical treatment and, in many states, there is no lifetime limit on expenses. However, in exchange for providing this coverage for employees, employers are not subject to litigation by employees for benefits in excess of those provided by the relevant state statute. In most states, the benefits coverage (for both medical costs and lost wages) is provided through the purchase of commercial insurance from private insurance companies, participation in state-run insurance funds or employer self-insurance.

        Provider reimbursement methods vary on a state-by state basis. A majority of states have adopted fee schedules pursuant to which all health care providers are uniformly reimbursed. The fee schedules are set by each state and generally prescribe the maximum amounts that may be reimbursed for a designated procedure. In states without fee schedules, health care providers are reimbursed based on usual customary and reasonable fees charged in the particular state in which the services are provided.

        Many states do not permit employers to restrict a claimant's choice of provider, making it more difficult for employers to utilize managed care approaches such as HMOs and Preferred Provider Organizations ("PPOs"). However, in many states, employers have the right to direct employees to a specific primary health care provider during the onset of a workers' compensation case, subject to the right of the employee to change physicians after a specific period. In addition, workers' compensation programs vary from state to state, making it difficult for payors and multi-state employers to adopt uniform policies to administer and manage the benefits. As a result, managing the medical benefits of workers' compensation requires approaches, which are tailored to the specified regulatory environment(s) in which the employer is operating.

        Managed care techniques are intended to monitor the appropriateness of the cost and delivery of health care services and to measure the performance of providers through intervention and on-going review of services proposed and actually provided. Managed care techniques were originally developed to address group medical care benefits. Historically, employers were slow to apply managed care techniques to workers' compensation costs. However, in recent years, employers and insurance carriers have been increasing their focus on applying managed care techniques to improve the administration of their worker's compensation programs.

        Since worker's compensation benefits are mandated by law and are subject to extensive regulation, payors and employers do not have the same flexibility to alter benefits as they have with other health benefits programs. In addition, workers' compensation programs vary from state to state, making it difficult for payors and multi-state employers to adopt uniform policies to administer and manage benefits. As a result, workers' compensation managed care requires approaches that are tailored to the specific state regulatory environment in which the employer operates.

        Many states do not permit employers to channel a claimant to a specific health care provider(s) for treatment, making it difficult for employers to utilize managed care approaches characteristic of the group health insurance market. However, employers in some states currently have the right to direct employees to a specific primary health care provider for varying amounts of time during the episode of care.

        An increasing number of states have adopted legislation encouraging the use of workers' compensation managed care organizations ("MCO's") in an effort to allow employers to improve their workers' compensation programs. MCO laws generally provide employers an opportunity to help injured employees find quality provider networks. In certain states, MCO laws require licensed MCO's to offer certain specified services, such as utilization management, case management, peer review and provider bill review. Most of the MCO laws adopted to date establish a framework within which a company such as CorVel Corporation can provide its customers a full range of managed care services.


BUSINESS

        The Company offers services in two general categories, provider programs and patient management services, to assist its customers in managing the medical care in worker's compensation, group health and auto insurance claims.


PROVIDER PROGRAMS

        The Company's provider program services are designed to assist the company's clients in assuring that the medical services rendered in workers' compensation cases are appropriate and effective. Medical management services offered by the Company include automated medical fee auditing, preferred provider network services, and both prospective and retrospective utilization review.

        Automated Medical Fee Auditing

        Many states have adopted fee schedules, which regulate the maximum allowable fees payable under workers' compensation and auto coverages for procedures performed by a variety of health care providers. Such schedules may also include fees for hospital treatment. In general, the purpose of a fee schedule is to set maximum reimbursement levels for each covered service.

        Certain other states permit payors to pay workers' compensation medical costs at rates defined as usual and customary for the relevant community. This is also true for auto coverages and is the way most health claim provider reimbursement is handled.

        The Company provides automated medical fee auditing to assist the Company's customers in verifying that the fees charged by health care providers comply with applicable state fee schedules, or are consistent with usual and customary charges.

        The Company offers its fee schedule auditing through a computerized medical bill review service called MedCheck, which combines automated data reporting and transmission capabilities. MedCheck consists of an on-line computer-based information system comprised of a proprietary software program which stores and accesses state-mandated fee schedules and licensed usual and customary charge information. MedCheck's capabilities include:

        - Checking for provider charges which exceed charges allowable under fee schedules or usual and customary charges, in accordance with the requirements of the relevant jurisdiction
        -  Repricing provider bills to contractual PPO reimbursement levels
        -  Checking for duplicate billing
        - Checking for billed services or procedures that are excessive, unnecessary or unrelated to treating the particular medical problem
        - Checking for "unbundled" billings where the medical services performed are billed in components, resulting in higher total charges than would be the case if the services were billed in the aggregate
        -  Engaging in on site processing of claims
        - Sending claims data directly to carriers' databases, thereby reducing costs due to repetitive or erroneous data entry

        In addition to providing the MedCheck software suite, CorVel also supports insurers and administrators with a full array of out-source capabilities. The Company provides a proprietary national PPO, as well as utilization management services. Currently, CorVel has its MedCheck software installed in 70 offices nationwide. In addition, MedCheck services are performed at approximately 75 client sites. The MedCheck system can be interfaced to insurers thought the Company's wide area network (WAN) as well as through its web-site and virtual private networks (VPN's). When installed at an insurer, the MedCheck suite can accept electronic data interfaces (EDI) from CorVel and other sources. In addition, MedCheck can send its own files on to the mainframe claims administration systems of major insurers and other payors. The system is designed for easy access by claims adjusters and includes functionality for such part-time users within the claims payment environment.

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

        At March 31, 2000, the Company was providing its MedCheck services to clients in approximately 44 states primarily through 70 branch offices. An important element of the Company's business strategy is to introduce MedCheck to additional existing branch offices and increase its use by current customers. The Company plans to continue to invest in the expansion of its MedCheck medical review software to better serve the claims processing needs of customers through automated interfacing with its customers' computer systems.


        MedCheck 2000

        During fiscal 2000, the Company announced the release of its MedCheck 2000 suite of medical review software. This latest version of the Company's MedCheck software designed to assist insurers with the automation, review and payment of medical claims. The software is available for license and accessed remotely on servers under CorVel's management. MedCheck 2000 includes CorVel's latest release of "First Review", the Company's line of automated reviews employing artificial intelligence tools. CorVel's MedCheck bill review software has been a leading medical review product for ten years and is supported by CorVel's national network of offices and managed care professionals.

        The new software allows administrators to store benefit designs, administrative parameters, managed care guidelines and fee schedules and "usual and customary" databases. MedCheck 2000 is integrated with industry standard applications in word processing and e-mail.

        In addition to enabling the Company to compete in the leased software market, the Company anticipates rolling out MedCheck 2000 to the Company's offices during the next fiscal year.

        Preferred Provider Services

        PPOs are groups of hospitals, physicians and other health care providers that offer services at pre-negotiated rates to employee groups. PPO networks offer the employer an additional means of providing medical management by reducing the per-unit price of medical services provided to employees. The Company provides its customers with access to its PPO network, "CorCare". Bills submitted from PPOs are identified through the MedCheck review process, and the submitted charges are then audited against the PPO schedule and against any applicable fee schedule or usual and customary charges.

        In-Patient Bill Review

        The Company expanded its line of bill review services by adding unique capabilities for reviewing in-patient medical reimbursement. This service, named MedCheck Select, provides a national database of hospital charges detailed by line item in each hospital's individual billing system. By converting differing hospital billing systems to a common database, the Company has created a proprietary "usual and customary" data set for hospital expenses. Revenues for this service expanded throughout the year, and add to the Company's line of in-patient medical review and PPO activities.

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


PATIENT MANAGEMENT SERVICES

        In addition to its provider program services, the Company offers a range of patient management services, which involve working on a one-on-one basis with injured or ill patients and their various health care professionals, employers and insurance company adjusters. Patient management services are designed both to assist in maximizing medical improvement and, where appropriate, to expedite return to work. The services are designed to monitor the medical necessity and appropriateness of health care services provided. The Company offers these services on a stand-alone basis, or as an integrated component of its medical management services. Managed care services offered by the Company include early intervention ("Advocacy"), inpatient utilization review, medical case management, independent medical examinations ("IMEs") and vocational rehabilitation.

        Advocacy

        During fiscal 2000, the Company announced the release of version 4.8 of its Advocacy suite of case management software. This version of Advocacy is designed to assist employers, insurers, TPA's and case management companies with the administration of managed care for disability patients. The software is available for licensure and is supported by CorVel's national network of offices and managed care professionals.

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



        Vocational Rehabilitation

        In certain states, vocational rehabilitation is a legislated benefit of workers' compensation, which assists the employee's return to former employment or another job function with similar economic value. The Company offers vocational services to manage workers' compensation benefits and expedite the injured employee's return to work.

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

        Inpatient Utilization Review

        The Company offers pre-certification and concurrent utilization review services. The Company's pre-certification service is designed to be utilized prior to the injured employee's admission to the hospital. Upon notification by a claims manager or employer, a Company nurse reviews the appropriateness of the proposed plan of care, the need for inpatient hospitalization, and the appropriate length of stay. Under the Company's concurrent review service the nurse reviewers monitor the medical necessity and appropriateness of the patient's continued hospitalization through contact with the hospital and the patient's physician and may identify cases that lend themselves to alternate treatment settings or home care.

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

CUSTOMERS AND MARKETING

        The Company's customers are principally insurers and, to a lesser extent, TPA's and self-administered employers. Many claims management decisions in workers' compensation are the responsibility of the local claims office of national or regional insurers. The Company's national branch office network has been established to enable the Company to market and offer its services at both a local and national account level. The Company is placing increasing emphasis on national account marketing. The marketing activities of the Company are conducted by account executives located in key geographic areas, and by national account executives from the corporate office. Most of the major workers' compensation insurance carriers conduct business with the Company. None of the Company's customers represented more than 10% of revenues in fiscal 1999 or 2000.

COMPETITION AND MARKET CONDITIONS

        The managed health care services industry is highly fragmented and competitive. The intensity of competition can be expected to increase. The Company's primary competitors in the workers' compensation market are subsidiaries of several large insurance carriers which offer one or more services similar to those offered by the Company, several large insurance carriers themselves, HMOs and numerous independent companies, typically on a local or regional basis. The Company also competes with national and local firms specializing in utilization review and with major insurance carriers and TPAs which have implemented their own internal utilization review services. Many of the Company's competitors are significantly larger and have greater financial and marketing resources than the Company. There can be no assurance that the Company will continue to maintain its existing performance, or be successful with any new products or in any new geographical markets it may enter. Moreover, the Company's customers may establish the in-house capability of performing services offered by the Company.

        Legislative reforms in some states permit employers to designate health plans such as HMOs and PPOs to cover workers' compensation claimants. Because many health plans have the capacity to manage health care for workers' compensation claimants, such legislation may intensify competition in the market served by the Company. Within the past few years, several states have experienced decreases in the number of workers' compensation claims and the average cost per claim, which have been reflected in workers' compensation insurance premium rate reductions in those states.

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


GOVERNMENT REGULATIONS

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

        Medical  Management Legislation

        Historically, governmental strategies to contain medical costs in the workers' compensation field have been generally limited to legislation on a state-by-state basis. For example, many states have implemented fee schedules those list maximum reimbursement levels for health care procedures. In certain states that have not authorized the use of a fee schedule, the Company adjusts bills to the usual and customary levels authorized by the payor. Opportunities for the Company's services could increase as more states legislate additional management strategies. Conversely, the Company could be adversely affected if states elect to reduce the extent of medical management strategies available to insurance carriers and other payors, or adopt other strategies for management that would not support a demand for the Company's services.

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


EMPLOYEES

        As of March 31, 2000, CorVel had approximately 2,750 employees, including nurses, counselors and other employees. No employees are represented by any collective bargaining unit. Management considers its relationship with its employees to be good.


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

        COMPETITION. The Company faces competition from HMOs, PPOs, TPAs and other managed health care companies. The Company believes that, as managed care techniques continue to gain acceptance in the marketplace, CorVel's competitors will increasingly consist of nationally focused managed care service companies, insurance companies, HMOs and other significant providers of managed care products. Legislative reforms in some states permit employers to designate health plans such as HMOs and PPOs to cover workers' compensation claimants. Because many health plans have the ability to manage medical costs for workers' compensation claimants, such legislation may intensify competition in the markets served by the Company. Many of the Company's current and potential competitors are significantly larger and have greater financial and marketing resources than those of the Company, and there can be no assurance that the Company will continue to maintain its existing clients or its past level of operating performance or be successful with any new products or in any new geographical markets it may enter.

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

        RISKS RELATED TO GROWTH STRATEGY. The Company's strategy is to continue its internal growth and, as strategic opportunities arise to consider acquisitions of, or relationships with, other companies in related lines of business. As a result, the Company is subject to certain growth-related risks, including the risk that it will be unable to retain personnel or acquire the resources necessary to service such growth adequately. Expenses arising from the Company's efforts to increase its market penetration may have a negative impact on operating results. In addition, there can be no assurance that any suitable opportunities for strategic acquisitions or relationships will arise or, if they do arise that the transactions contemplated thereby could be completed. If such a transaction does occur, there can be no assurance that the Company will be able to integrate effectively any acquired business into the Company. In addition, any such transaction would be subject to various risks associated with the acquisition of businesses, including the financial impact of expenses associated with the integration of businesses.

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

        POSSIBLE VOLATILITY OF STOCK PRICE. The market price of the Company's Common Stock may be highly volatile. Factors such as variations in the Company's revenues, earnings and cash flow, general market trends in the workers' compensation managed care market, and announcements of innovations by the Company or its competitors could cause the market price of the Common Stock to fluctuate substantially. Specifically, the year-to-year percentage growth in operating results for the Company's four most recently completed fiscal years was lower than the growth rates historically experienced by the Company. The Company's slower growth rate in those fiscal years was partially attributable to a reduction in the growth rate of health care expenditures nationally, contributing to a reduction in the growth of claims processed by the Company. There can be no assurance that the Company's growth rate in the future, if any will be at or near historical levels.

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

ITEM 2.  PROPERTIES.

        The Company's principal executive office is located in Irvine, California in approximately 3,500 square feet of leased space. The lease expires in August 2002. The Company leases its branch offices, which range in size up to approximately 11,000 square feet. The lease terms for the branch offices range from monthly to seven years. The Company believes that its facilities are adequate for its current needs and that suitable additional space will be available as required.


ITEM 3.  LEGAL PROCEEDINGS.

        The Company is involved in litigation arising in the normal course of business. The Company believes that resolution of these matters will not result in any payments that, in the aggregate, would be material to the financial position or financial operations of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        There were no matters submitted to a vote of stockholders during the quarter ended March 31, 2000.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

MARKET INFORMATION

        The Company's Common Stock is traded on the Nasdaq National Market under the symbol CRVL. The quarterly high and low sales prices for the Company's Common Stock for fiscal years 1999 and 2000 as reported by Nasdaq are set forth below for the periods indicated as adjusted for the 2-for-1 stock split in the form of a 100% dividend paid on June 14, 1999:


FISCAL YEAR ENDED MARCH 31, 1999:                    High          Low
Quarter Ended June 30, 1998:                       $  20.00       $ 16.50
Quarter Ended September 30, 1998:                     19.94         16.25
Quarter Ended December 31, 1998:                      19.00         16.88
Quarter Ended March 31, 1999:                         18.50         17.00

FISCAL YEAR ENDED MARCH 31, 2000:
Quarter Ended June 30, 1999:                       $  21.63       $ 17.50
Quarter Ended September 30, 1999:                     26.25         20.25
Quarter Ended December 31, 1999:                      24.00         16.94
Quarter Ended March 31, 2000:                         29.00         21.38

        The last sales price for the Company's Common Stock as reported by NASDAQ on May 31, 2000 was $27.13. As of May 31, 2000, there were 2,350 holders of record of the Company's Common Stock. The Company has never paid any cash dividends on its Common Stock and has no current plans to do so.

ITEM 6. SELECTED FINANCIAL DATA.

        The selected consolidated financial data of the Company appears in a separate section of this Annual Report on Form 10-K on page 21.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        Management's Discussion and Analysis of Financial Condition and Results of Operations appears in a separate section of this Annual Report on Form 10-K beginning on page 22.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Market risk generally represents the risk that losses may occur in the values of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. The Company has no market risks in these areas.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The Company's consolidated financial statements and schedule, as listed under Item 14, appear in a separate section of this Annual Report on Form 10-K beginning on page 26 and 42, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The sections titled "Directors and Nominees," "Executive Officers of the Company," and "Compliance with Section 16(a) of the Exchange Act" appearing in the Company's Definitive Proxy Statement for the 2000 Annual Meeting of Stockholders are incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION.

        The section titled "Executive Compensation and Related Information", except as stated therein, appearing in the Company's Definitive Proxy Statement for the 2000 Annual Meeting of Stockholders is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The section titled "Principal Stockholders" appearing in the Company's Definitive Proxy Statement for the 2000 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The section titled "Certain Transactions" appearing in the Company's Definitive Proxy Statement for the 2000 Annual Meeting of Stockholders is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) CONSOLIDATED FINANCIAL STATEMENTS:

        The Company's consolidated financial statements appear in a separate section of this Annual Report on Form 10-K beginning on the pages referenced below:


                                                                      Page
                                                                      ----
Report of Independent Auditors                                          25
Consolidated Statements of Income for the Years Ended
        March 31, 1998, 1999, and 2000                                  26
Consolidated Balance Sheets as of March 31, 1998 and 2000               27
Consolidated Statements of Stockholders' Equity for the Years
        Ended March 31, 1998, 1999, and 2000                            28
Consolidated Statements of Cash Flows for the Years Ended
        March 31, 1998, 1999, and 2000                                  30
Notes to Consolidated Financial Statements                              31


(2) FINANCIAL STATEMENT SCHEDULE:

        The Company's financial statement schedule appears in a separate section of this Annual Report on Form 10-K beginning on the page referenced below. All other schedules have been omitted as they are not applicable, not required or the information is included in the consolidated financial statements or the notes thereto.


                      Schedule                                          Page
                      --------                                          ----

        II --  Valuation and Qualifying Accounts                        41

(3) EXHIBITS:

EXHIBIT


NO.      TITLE                               METHOD OF FILING
---      -----                               ----------------
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


                                            CORVEL CORPORATION



Date:  June 28, 2000                        By:   /s/ V. GORDON CLEMONS
                                                -----------------------
                                                   V. Gordon Clemons
                                                   Chairman and President


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         SIGNATURE                          TITLE                      DATE
         ---------                          -----                      ----

/s/ V. Gordon Clemons        Chairman and President               June  28, 2000
---------------------
V. Gordon Clemons

/s/ Richard J. Schweppe      Chief Financial Officer and          June  28, 2000
-----------------------      Accounting Officer
Richard J. Schweppe

/s/ Peter E. Flynn           Director                             June  28, 2000
------------------
Peter E. Flynn

/s/ Steven J. Hamerslag      Director                             June  28, 2000
-----------------------
Steven J. Hamerslag

/s/ Judd Jessup              Director                             June  28, 2000
---------------
Judd Jessup

/s/ Jeffrey J. Michael       Director                             June  28, 2000
----------------------
Jeffrey J. Michael

                      SELECTED CONSOLIDATED FINANCIAL DATA


        The following selected financial data for the five years ended March 31, 2000, have been derived from the Company's audited consolidated financial statements. The following data should be read in conjunction with the Company's Consolidated Financial Statements, the related notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The following amounts are in thousands, except per share data.


                                                                            YEAR  ENDED MARCH 31,
                                                                            ---------------------
XX                                                    1996           1997           1998           1999           2000
                                                    --------       --------       --------       --------       --------
STATEMENT OF INCOME DATA:
Revenues                                            $109,052       $121,704       $141,709       $165,457       $186,765
Costs and Expenses:
  Cost of revenues                                    88,937         99,323        115,553        136,082        152,710
  General and administrative                           8,106          8,645         11,029         12,596         14,752
                                                    --------       --------       --------       --------       --------
                                                      97,043        107,968        126,582        148,678        167,462
                                                    --------       --------       --------       --------       --------

Income before income taxes                            12,009         13,736         15,127         16,779         19,303
Income tax provision                                   4,684          5,220          5,670          6,376          7,336
                                                    --------       --------       --------       --------       --------
Net income                                          $  7,325       $  8,516       $  9,457       $ 10,403       $ 11,967
                                                    ========       ========       ========       ========       ========

Net income per share:
Basic                                               $   0.83       $   0.93       $   1.13       $   1.28       $   1.49
                                                    ========       ========       ========       ========       ========
Diluted                                             $   0.79       $   0.91       $   1.10       $   1.26       $   1.47
                                                    ========       ========       ========       ========       ========

Shares used in computing net income per share:
Basic                                                  8,870          9,170          8,386          8,155          8,021
Diluted                                                9,320          9,370          8,572          8,261          8,151

Return on beginning of year equity                      20.5%          18.8%          20.5%          22.7%          22.5%
Return on beginning of year assets                      16.7%          15.8%          16.1%          17.2%          17.4%

BALANCE SHEET DATA AS OF MARCH 31,                    1996           1997           1998           1999           2000
                                                    --------       --------       --------       --------       --------

Cash and cash equivalents                           $ 17,113       $ 15,665       $  8,430       $  9,052       $  5,643
Accounts receivable, net                              18,394         22,294         25,633         31,562         35,874
Working capital                                       30,781         28,596         24,726         31,700         34,396
Total assets                                          53,984         58,824         60,491         68,737         71,187
Retained earnings                                     18,910         27,426         36,883         47,286         59,253
Treasury stock                                           -            9,461         21,727         26,990         39,956
Total stockholders' equity                            45,311         46,087         45,771         53,214         55,293

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

        The Company derives the majority of its revenues from providing patient management and provider program services to payors of workers' compensation benefits and health insurance benefits. Patient management services include early intervention, utilization review, medical case management, vocational rehabilitation, and independent medical examinations. Provider program revenues include fee schedule auditing, hospital bill auditing, and preferred provider referral services. The percentages of revenues attributable to patient management and provider program services for the fiscal years ended March 31, 1998, 1999, and 2000 are as follows:


                                   1998           1999           2000
                                 --------       --------       --------
Patient management services          56.1%          58.5%          59.9%
Provider program services            43.9%          41.5%          40.1%
                                 --------       --------       --------
                                    100.0%         100.0%         100.0%
                                 ========       ========       ========

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, the percentage of revenues represented by certain items reflected in the Company's consolidated statements of income. The Company's past operating results are not necessarily indicative of future operating results.


                                      YEAR ENDED MARCH 31,
                                 1998         1999         2000
                                ------       ------       ------
Revenues                         100.0%       100.0%       100.0%
Cost of revenues                  81.5         82.3         81.8
Gross profit                      18.5         17.7         18.2
General and administrative         7.8          7.6          7.9
Income before income taxes        10.7         10.1         10.3
Net income                         6.7          6.3          6.4

Years Ended March 31, 1998, 1999 and 2000

        Revenues for fiscal 1999 increased by 17% to $165 million from $142 million in fiscal 1998, an increase of $23 million. The majority of this growth came from patient management services, which grew 23% from $79 million in fiscal year 1998 to $97 million in fiscal 1999, primarily due to two new national contracts to provide patient management services along with an increase in referrals from existing customers. Provider program services increased by $7 million from $62 million in fiscal 1998 to $69 million in fiscal 1999, an increase of 11%.

        Revenues for fiscal 2000 increased by 13% to $187 million from $165 million in fiscal 1999, an increase of $22 million. The majority of this growth came from patient management services, which grew 15% from $97 million in fiscal year 1999 to $112 million in fiscal 2000, primarily due to new national contracts to provide patient management services along with an increase in referrals from existing customers. Provider program services increased by $6 million from $69 million in fiscal 1999 to $75 million in fiscal 2000, an increase of 9%.

        The Company's cost of revenues consists primarily of salaries, salary related taxes and benefits, rent, telephone, and costs related to the Company's computer operations, including depreciation and amortization. Costs of revenues increased from $116 million in fiscal 1998 and $136 million in fiscal 1999, to $153 million in fiscal 2000, primarily due to the increases in revenues as noted above.

        Cost of services as a percentage of revenues was 81.5% during fiscal 1998 and 82.3% in fiscal 1999, and decreased to 81.8% in fiscal 2000. During fiscal year 2000, the cost of service percentage decreased primarily due to the realization of economies of scale with its expanded branch operations. The Company's gross profit percentage increased during fiscal 2000. However, there is no guarantee the cost of service percentage will remain constant or increase, should the Company pursue a strategy of reducing price in order to obtain greater market share or if competition causes pricing pressure in the industry.


        General and administrative expense increased from $11 million in fiscal 1998 and $13 million in fiscal 1999 to $15 million in fiscal 2000. This increase was primarily due to increased MIS staff to support the Company's implementation of a national wide area network and further electronic data interface capabilities as required by customer needs. General and administrative expenses increased as a percentage of revenue from 7.6% in fiscal 1999 to 7.9% in fiscal 2000. These percentage increases were due to the growth in systems costs for the development and marketing of Care(MC).


LIQUIDITY AND CAPITAL RESOURCES

        The Company has funded its operations and capital expenditures primarily from cash flow from operations. During fiscal 2000, net working capital increased by $2 million from $32 million at March 31, 1999 to $34 million at March 31, 2000. This increase is primarily due to the $12 million of net income earned by the Company during fiscal 2000 offset by repurchase of the Company's common stock. As of March 31, 2000, the Company had $6 million in cash and cash equivalents, invested primarily in short-term, highly liquid investments with maturities of 90 days or less. The Company has no interest-bearing short-term debt.

        The Company has historically required substantial capital to fund the growth of its operations, particularly working capital to fund the growth in accounts receivable and capital expenditures. The Company believes, however, that the cash balance at March 31, 2000 along with anticipated internally generated funds will be sufficient to meet the Company's expected cash requirements for at least the next twelve months.

                         REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
CorVel Corporation

        We have audited the accompanying consolidated balance sheets of CorVel Corporation as of March 31, 1999 and 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CorVel Corporation at March 31, 1999 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                            /s/ Ernst & Young LLP


Orange County, California
May 9, 2000

                               CORVEL CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME


                                                                 YEARS ENDED MARCH 31,
                                                                 ---------------------
                                                        1998              1999              2000
                                                    ------------      ------------      ------------

REVENUES                                            $141,709,000      $165,457,000      $186,765,000

COSTS AND EXPENSES
Cost of revenues                                     115,553,000       136,082,000       152,710,000
General and administrative                            11,029,000        12,596,000        14,752,000
                                                    ------------      ------------      ------------
                                                     126,582,000       148,678,000       167,462,000
                                                    ------------      ------------      ------------
Income before income taxes                            15,127,000        16,779,000        19,303,000
Income tax provision                                   5,670,000         6,376,000         7,336,000
                                                    ------------      ------------      ------------
NET INCOME                                          $  9,457,000      $ 10,403,000      $ 11,967,000
                                                    ============      ============      ============

Net income per share:
Basic                                               $       1.13      $       1.28      $       1.49
                                                    ============      ============      ============
Diluted                                             $       1.10      $       1.26      $       1.47
                                                    ============      ============      ============

Shares used in computing net income per share:
Basic                                                  8,386,000         8,155,000         8,021,000
Diluted                                                8,572,000         8,261,000         8,151,000

See accompanying notes to consolidated financial statements

                               CORVEL CORPORATION

                           CONSOLIDATED BALANCE SHEETS


                                                                              MARCH 31,
                                                                              ---------
                                                                       1999               2000
                                                                   ------------       ------------
ASSETS
Current Assets                                                     $  9,052,000       $  5,643,000
Cash and cash equivalents                                            31,562,000         35,874,000
Accounts receivable (less allowance for doubtful accounts of
$3,015,000 in 1999 and $3,395,000 in 2000)                              856,000          1,931,000
Prepaid expenses and taxes                                            3,223,000          3,833,000
                                                                   ------------       ------------
Deferred income taxes                                                44,693,000         47,281,000
                                                                   ------------       ------------
     Total current assets                                            17,145,000         16,631,000

Property and equipment, net                                           6,899,000          7,275,000

Other assets                                                       $ 68,737,000       $ 71,187,000
                                                                   ============       ============


LIABILITIES AND STOCKHOLDERS'  EQUITY

Current Liabilities
Accounts and taxes payable                                         $  6,468,000       $  5,310,000

Accrued liabilities                                                   6,525,000          7,575,000
                                                                   ------------       ------------
    Total current liabilities                                        12,993,000         12,885,000
                                                                   ------------       ------------
Deferred income taxes                                                 2,530,000          3,009,000

Commitments and Contingencies

Stockholders' Equity

Common Stock, $.0001 par value: 20,000,000 shares authorized;
9,885,576 and 10,079,001 shares issued and outstanding in
1999 and 2000, respectively                                               1,000              1,000

Paid-in Capital                                                      32,917,000         35,995,000

Treasury Stock, at cost (1,747,280 shares in 1999, 2,333,340
shares in 2000)                                                     (26,990,000)       (39,956,000)

Retained Earnings                                                    47,286,000         59,253,000
                                                                     53,214,000         55,293,000
                                                                   ------------       ------------
     Total stockholders' equity                                    $ 68,737,000       $ 71,187,000
                                                                   ============       ============

See accompanying notes to consolidated financial statements.

                               CORVEL CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   YEARS ENDED MARCH 31, 1998, 1999, AND 2000



                                                                               COMMON STOCK
                                         COMMON               COMMON             AND PAID IN          TREASURY
                                     STOCK - SHARES       STOCK - AMOUNT           CAPITAL              SHARES
                                     ---------------      ---------------      ---------------      ---------------
Balance - March 31, 1997                   9,395,706      $         1,000      $    28,121,000             (714,000)

Stock issued under employee
stock purchase plan                           41,040                   --              540,000                   --

Stock issued and income tax
benefits under stock option
plan, net of shares repurchased              270,198                   --            1,953,000                   --

Purchase of common stock                          --                   --                   --             (747,200)

Net income and comprehensive
income                                            --                   --                   --
                                     ---------------      ---------------      ---------------      ---------------
Balance - March 31, 1998                   9,706,944                1,000           30,614,000           (1,461,200)
                                     ---------------      ---------------      ---------------      ---------------

Stock issued under employee
stock purchase plan                           34,428                   --              541,000                   --

Stock issued and income tax
benefits under stock option
plan, net of shares repurchased              144,204                   --            1,762,000                   --

Purchase of common stock                          --                   --                   --             (286,080)

Net income and comprehensive
income                                            --                   --                   --                   --
                                     ---------------      ---------------      ---------------      ---------------
Balance - March 31, 1999                   9,885,576                1,000           32,917,000           (1,747,280)
                                     ---------------      ---------------      ---------------      ---------------

Stock issued under employee
stock purchase plan                           34,800                   --              588,000                   --

Stock issued and income tax
benefits under stock option
plan, net of shares repurchased              158,625                   --            2,490,000                   --

Purchase of common stock                          --                   --                   --             (586,060)

Net income and comprehensive
income                                            --                   --                   --                   --
                                     ---------------      ---------------      ---------------      ---------------
Balance - March 31, 2000                  10,079,001      $         1,000      $    35,995,000           (2,333,340)
                                     ===============      ===============      ===============      ===============

See accompanying notes to consolidated financial statements.

                               CORVEL CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   YEARS ENDED MARCH 31, 1998, 1999, AND 2000

                                                                                 TOTAL
                                           TREASURY          RETAINED        SHAREHOLDERS'
                                         SHARES - COST       EARNINGS            EQUITY
                                         -------------------------------------------------
Balance - March 31, 1997                 $ (9,461,000)      $ 27,426,000      $ 46,087,000

Stock issued under employee stock
purchase plan                                      --                 --           540,000

Stock issued and income tax
benefits under stock option plan,
net of shares repurchased                          --                 --         1,953,000

Purchase of common stock                  (12,266,000)                --       (12,266,000)

Net income and comprehensive income                --          9,457,000         9,457,000
                                         ------------       ------------      ------------
Balance - March 31, 1998                  (21,727,000)        36,883,000        45,771,000
                                         ------------       ------------      ------------

Stock issued under employee stock
purchase plan                                      --                 --           541,000

Stock issued and income tax
benefits under stock option plan                   --                 --         1,762,000

Purchase of common stock                   (5,263,000)                --        (5,263,000)

Net income and comprehensive income                --         10,403,000        10,403,000
                                         ------------       ------------      ------------
Balance - March 31, 1999                  (26,990,000)        47,286,000        53,214,000
                                         ------------       ------------      ------------
Stock issued under employee stock
purchase plan                                      --                 --           588,000

Stock issued and income tax
benefits under stock option plan,
net of shares repurchased                          --                 --         2,490,000

Purchase of common stock                  (12,966,000)                --       (12,966,000)

Net income and comprehensive income                --         11,967,000        11,967,000
                                         ------------       ------------      ------------
Balance - March 31, 2000                 $(39,956,000)      $ 59,253,000      $ 55,293,000
                                         ============       ============      ============

See accompanying notes to consolidated financial statements.

                               CORVEL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                           Years Ended March 31,
                                                             ---------------------------------------------------
                                                                 1998               1999               2000
                                                             ------------       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                              $  9,457,000       $ 10,403,000       $ 11,967,000

     Adjustments to reconcile net income
     to net cash provided by operating
     activities:
        Depreciation and amortization                           5,349,000          6,344,000          6,965,000
        Deferred income taxes                                     137,000           (588,000)          (131,000)
        Loss on write down and disposal of property and
        equipment                                                 124,000             37,000            192,000
        Changes in operating assets and liabilities:
            Accounts receivable                                (3,339,000)        (5,929,000)        (4,312,000)
            Prepaid taxes and expenses                           (612,000)          (120,000)        (1,075,000)
            Accounts and taxes payable                           (525,000)           390,000         (1,158,000)
            Accrued liabilities                                 1,741,000            154,000          1,050,000
            Other assets                                       (1,069,000)          (482,000)          (779,000)
                                                             ------------       ------------       ------------

     Net cash provided by operating activities                 11,263,000         10,209,000         12,719,000
                                                             ------------       ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment                       (8,725,000)        (6,627,000)        (6,240,000)
                                                             ------------       ------------       ------------

     Net cash used in investing activities                     (8,725,000)        (6,627,000)        (6,240,000)
                                                             ------------       ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds and tax benefits from exercise of stock
     options                                                    2,493,000          2,303,000          3,078,000
     Purchase of common stock                                 (12,266,000)        (5,263,000)       (12,966,000)
                                                             ------------       ------------       ------------

     Net cash used in financing activities                     (9,773,000)        (2,960,000)        (9,888,000)
                                                             ------------       ------------       ------------

Net increase (decrease) in cash and cash equivalents           (7,235,000)           622,000         (3,409,000)
Cash and cash equivalents at beginning of year                 15,665,000          8,430,000          9,052,000
                                                             ------------       ------------       ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                     $  8,430,000       $  9,052,000       $  5,643,000
                                                             ============       ============       ============


See accompanying notes to consolidated financial statements.

                               CORVEL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


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

        Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. Actual results could differ from those estimates.

        Cash and Cash Equivalents: Cash and cash equivalents consists of short-term highly-liquid investments with maturities of 90 days or less when purchased. The carrying amounts of the Company's financial instruments approximate their relative fair values at March 31, 1999 and 2000.

        Revenue Recognition: The Company's revenues are recognized primarily as services are rendered based on time and expenses incurred. A certain portion of the Company's revenues are derived from fee schedule auditing which is based on the number of provider charges audited and, to a limited extent, on a percentage of savings achieved for the Company's clients. Accounts receivable includes $1,979,000 and $2,486,000 of unbilled receivables at March 31, 1999 and 2000, respectively. No one customer accounted for more than 10% of consolidated revenues during the years ended March 31, 1998, 1999 and 2000.


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

                               CORVEL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        Other Assets: Other assets consists primarily of the excess of the purchase price over the estimated fair value of the net assets of businesses acquired (goodwill) and is being amortized using the straight-line method over periods not exceeding 40 years. Goodwill amounted to $5,869,000 (net of accumulated amortization of $1,237,000) at March 31, 1999 and 6,013,000 (net of accumulated amortization of $1,736,000) at March 31, 2000.

        Concentrations of Credit Risk: The Company performs periodic credit evaluations of its customers' financial condition and does not require collateral. One customer accounted for 13% of the Company's accounts receivable balance at March 31, 1999. No one customer accounted for more than 10% of the Company's accounts receivable balance at March 31, 2000. Receivables are generally due within 60 days. Credit losses relating to customers in the workers' compensation insurance industry consistently have been within management's expectations.

        Income Taxes: The consolidated financial statements reflect the application of Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes."

        Earnings Per Share: Earnings per common share-basic is based on the weighted average number of common shares outstanding during the period. Earnings per common shares-diluted is based on the weighted average number of common shares outstanding during the period plus the assumed conversion of all dilutive stock options. In calculating earnings per share, earnings are the same for the basic and diluted calculations.

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

                               CORVEL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance on an accounting for the costs of computer software developed or obtained for internal use. Specifically, certain internal payroll and payroll related costs should be capitalized during the application development stage of a project and depreciated over the computer software's useful life. The Company implemented SOP 98-1 as of April 1, 1999. The implementation did not have a material impact on its financial statements.

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

NOTE B - PROPERTY AND EQUIPMENT

        Property and equipment consists of the following at March 31:


                                                        1999             2000
                                                    -----------      -----------
Office equipment and computers                      $29,618,000      $30,851,000

                                                      9,434,000       13,735,000
Computer software
Leasehold improvements                                1,349,000        1,460,000
                                                    -----------      -----------

                                                     40,401,000       46,046,000
Less: accumulated depreciation and amortization      23,256,000       29,415,000
                                                    -----------      -----------

                                                    $17,145,000      $16,631,000
                                                    ===========      ===========

NOTE C - ACCRUED LIABILITIES

        Accrued liabilities consists of the following at March 31:


                                                         1999            2000
                                                      ----------      ----------
Payroll and related benefits                          $4,630,000      $4,495,000
Self-insurance reserves                                  645,000         829,000
Other                                                  1,250,000       2,251,000
                                                      ----------      ----------

                                                      $6,525,000      $7,575,000
                                                      ==========      ==========

                               CORVEL CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                                 MARCH 31, 2000

NOTE D - INCOME TAXES

        The income tax provision consists of the following for the three years ended March 31:


                           1998             1999              2000
                        -----------      -----------       -----------
Current - Federal       $ 4,955,000      $ 6,337,000       $ 6,745,000
Current - State             346,000          627,000           722,000
                        -----------      -----------       -----------

  Subtotal                5,301,000        6,964,000         7,467,000
                        -----------      -----------       -----------

Deferred - Federal          345,000         (537,000)         (118,000)
Deferred - State             24,000          (51,000)          (13,000)
                        -----------      -----------       -----------

  Subtotal                  369,000         (588,000)         (131,000)
                        -----------      -----------       -----------

                        $ 5,670,000      $ 6,376,000       $ 7,336,000
                        ===========      ===========       ===========

        Income tax benefits associated with the exercise of stock options were $1,212,000, $289,000 and $577,000 for fiscal 1998, 1999, and 2000, respectively.

        The following is a reconciliation of the income tax provision from the statutory federal income tax rate to the effective rate for the three years ended March 31:


                                                    1998              1999              2000
                                                -----------       -----------       -----------
Income taxes at federal statutory rate          $ 5,294,000       $ 5,873,000       $ 6,756,000
State income taxes, net of federal benefit          453,000           471,000           465,000
Permanent differences                                42,000            45,000           115,000
Other                                              (119,000)          (13,000)               --
                                                -----------       -----------       -----------

                                                $ 5,670,000       $ 6,376,000       $ 7,336,000
                                                ===========       ===========       ===========

        Income taxes paid totaled $5,690,000, $4,787,000 and $9,307,000 for the years ended March 31, 1998, 1999, and 2000, respectively.

                               CORVEL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


NOTE D - INCOME TAXES (CONTINUED)

        Deferred taxes at March 31, 1999 and 2000 are:


                                                       1999              2000
                                                    -----------       -----------
Deferred tax assets:
Accrued liabilities not currently deductible        $ 1,756,000       $ 2,432,000
Allowance for doubtful accounts                       1,371,000         1,207,000
Other                                                    96,000           194,000
                                                    -----------       -----------
Deferred assets                                       3,223,000         3,833,000
                                                    -----------       -----------

Deferred tax liabilities:
Excess of tax under book basis of fixed assets       (2,530,000)       (2,619,000)
Other                                                                    (390,000)
                                                    -----------       -----------

Deferred liability                                   (2,530,000)       (3,009,000)
                                                    -----------       -----------
Net deferred tax asset                              $   693,000       $   824,000
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

                               CORVEL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

NOTE E - STOCK OPTION PLANS (CONTINUED)

        Summarized information for all stock options for the past three fiscal years follows:


                                                           1998           1999           2000
                                                         --------       --------       --------
Options outstanding at the
Beginning of the year                                     911,664        761,932        796,406
Options granted                                           205,500        219,100        175,500
Options exercised                                        (317,874)      (149,554)      (164,313)
Options cancelled                                         (37,358)       (35,072)       (18,250)
                                                         --------       --------       --------
Options outstanding at the end
  of the year                                             761,932        796,406        789,343
                                                         ========       ========       ========

During the year, weighted average price of options:

Granted                                                  $  16.16       $  18.09       $  21.13

Exercised                                                $   5.14       $  10.55       $  12.41

Cancelled                                                $  13.82       $  15.20       $  17.52

At the end of the year:
Price range of outstanding options                       $  5.38-       $ 8.50 -       $  8.50-
                                                         $  18.88       $  18.88       $  23.63
Weighted average price per share                         $  13.38       $  15.13       $  16.99
Options available for future grants                       809,626        625,598        468,348
Exercisable options                                       335,790        333,764        339,889

                               CORVEL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

NOTE E - STOCK OPTION PLANS (CONTINUED)

        The following table summarizes the status of stock options outstanding and exercisable at March 31, 2000:




                                                         Outstanding                         Exercisable
                                        Weighted          Options-         Exercisable         Options -
                                         Average           Weighted         Options -          Weighted
                       Number of        Remaining          Average          Number of          Average
   Range of           Outstanding      Contractual         Exercise        Exercisable         Exercise
Exercise Prices         Options            Life             Price             Options           Price
---------------      ------------      ------------      ------------      ------------      ------------
$8.50 - $14.50            206,108        3.01 years      $      13.01           128,807      $      12.78
  14.81 - 17.81           225,752        2.89 years             16.33           142,668             15.99
  18.00 - 18.75           190,234        4.01 years             18.18            46,679             18.22
  18.88 - 23.63           167,249        4.52 years             21.44            21,735             18.88
                     ------------      ------------      ------------      ------------      ------------
Total                     789,343        3.53 years      $      16.99           339,889      $      15.27
                     ============      ============      ============      ============      ============


        The Company has adopted the disclosure-only provisions of SFAS No. 123. Had compensation cost for the Company's stock option and stock purchase plans been recorded consistent with the provisions of SFAS No. 123, net income, net income per share-basic and net income per common share-diluted would have been for the three fiscal years ended March 31, 2000:


                                         1998                1999                2000
                                    --------------      --------------      --------------
Net income - adjusted               $    9,185,000      $    9,971,000      $   11,406,000
Net income per share - basic        $         1.10      $         1.22      $         1.42
Net income per share - diluted      $         1.07      $         1.21      $         1.40

        The weighted average fair values at date of grant for options during fiscal 1998, 1999, and 2000 were $4.65, $6.28, and $6.56, respectively.

        The fair value of each plan is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for fiscal years ended March 31:


                              1998          1999          2000
                             -------       -------       -------
Expected volatility              .34           .28           .37
Risk free interest rate          5.5%          5.7%          6.6%

        The assumptions for all three years reflect no dividend yield and a weighted average option life of 4.5 years.

                               CORVEL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

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


NOTE F - EMPLOYEE STOCK PURCHASE PLAN

        The Company maintains an Employee Stock Purchase Plan which allows employees of the Company and its subsidiaries to purchase shares of common stock on the last day of two six-month purchase periods (i.e. March 31 and September
30) at a purchase price which is 85% of the closing sale price of shares as quoted on NASDAQ on the first or last day of such purchase period, whichever is lower. Employees are allowed to participate up to 20% of their gross pay. A maximum of 500,000 shares has been authorized for issuance under the plan, as amended. As of March 31, 2000, 339,000 shares had been issued pursuant to the plan. Summarized plan information is as follows:


                              1998          1999          2000
                            --------      --------      --------
Employee contributions      $540,000      $541,000      $588,000
Shares acquired               41,040        34,428        34,800
Average purchase price      $  13.16      $  15.71      $  16.90


NOTE G - TREASURY STOCK

        The Company's Board of Directors has approved a plan to repurchase up to 2,400,000 shares of the Company's outstanding common stock. Purchases may be made from time to time depending on market conditions and other relevant factors. The share repurchases for fiscal years ended March 31, 1998, 1999 and 2000 are as follows:


                           1998             1999             2000
                        -----------      -----------      -----------
Shares repurchased          747,200          286,080          586,060
Cost                    $12,266,000      $ 5,263,000      $12,966,000
Average price           $     16.42      $     18.40      $     22.12

        The repurchased shares were recorded as treasury stock, at cost, and is available for general corporate purposes. The repurchases were financed from cash generated from operations.

                               CORVEL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


NOTE H - COMMITMENTS AND CONTINGENCIES

        The Company leases office facilities under noncancelable operating leases. Future minimum rental commitments under operating leases at March 31, 2000 are $6,015,000 in fiscal 2001, $5,247,000 in fiscal 2002, $3,587,000 in fiscal 2003, $2,060,000 in fiscal 2004, $1,227,000 in fiscal 2005, and $484,000 thereafter. Total rental expense of $4,700,000, $6,100,000, and $7,100,000 was charged to operations for the years ended March 31, 1998, 1999, and 2000, respectively.

        The Company is involved in litigation arising in the normal course of business. The Company believes that resolution of these matters will not result in any payment that, in the aggregate, would be material to the financial position and results of the operations of the Company.

NOTE I - SAVINGS PLAN

        The Company maintains a retirement savings plan for its employees, which is a qualified plan under section 401(k) of the Internal Revenue Code. Full-time employees that meet certain requirements are eligible to participate in the plan. Contributions are made annually primarily at the discretion of the Company's Board of Directors. Contributions of $143,000, $155,000, and $199,000, were charged to operations for the years ended March 31, 1998, 1999 and 2000, respectively.


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

                               CORVEL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


NOTE K - QUARTERLY RESULTS

        The following is a summary of unaudited results of operations for the two years ended March 31, 1999 and 2000:



                                                                       Net income       Net income
                                                                        per basic       per diluted
FISCAL YEAR ENDED                       Gross             Net             common           common
MARCH 31, 1999:       Revenues          Margin           income            share           share
---------------       --------          ------           ------            -----           -----
First Quarter        $39,552,000      $ 7,210,000      $ 2,501,000      $       .30      $       .30
Second Quarter        40,474,000        7,148,000        2,556,000              .32              .31
Third Quarter         42,030,000        7,354,000        2,624,000              .33              .32
Fourth Quarter        43,401,000        7,663,000        2,722,000              .33              .33

FISCAL YEAR
ENDED MARCH 31,
2000:
First Quarter        $45,705,000      $ 8,251,000      $ 2,877,000      $       .35      $       .35
Second Quarter        45,865,000        8,406,000        2,970,000              .37              .36
Third Quarter         46,269,000        8,487,000        3,013,000              .38              .37
Fourth Quarter        48,926,000        8,911,000        3,107,000              .40              .39

Schedule II


                               CORVEL CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS



                                                       Additions
                                       Balance at      Charged to
                                       Beginning        Costs and                        Balance at
                                        of Year          Expenses       Deductions       End of Year
                                        -------          --------       ----------       -----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Year Ended March 31, 1998:            $ 1,686,000      $ 2,437,000      $(2,041,000)      $ 2,082,000

Year Ended March 31, 1999:              2,082,000        2,085,000       (1,152,000)        3,015,000

Year Ended March 31, 2000:              3,015,000        2,982,000       (2,602,000)        3,395,000

                                  EXHIBIT INDEX


EXHIBIT
NO.                          TITLE - - METHOD OF FILING                          PAGE
---                          --------------------------                          ----
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

10.3 Amendment to Supplementary Agreement between Mr. Clemons, the Company and North Star - - Incorporated herein by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended
           March 31, 1992.

10.4       Restated 1988 Executive Stock Option Plan, as amended - -
           Incorporated herein by reference to Exhibit 10.5 to the Company's
           Annual Report on Form 10-K for the fiscal year ended March 31, 1995.

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

10.9       Restated 1991 Employee Stock Purchase Plan, as amended - -
           Incorporated herein by reference to Exhibit 10.11 in the Company's
           Annual Report on Form 10-K for the fiscal year ended March 31, 1995.

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