Form 10-Q
period 2000-06-30
CORVEL CORP
filed 2000-08-10
CIK 874866

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2000

                                       or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

        For this transition period from _____________ to _____________

                         Commission file number O-19291


                               CORVEL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                      33-0282651
---------------------------------                    -------------------
  (State or other jurisdiction                          (IRS Employer
of incorporation or organization)                    Identification No.)


2010 Main Street, Suite 1020
        Irvine, CA                                          92614
---------------------------------------              ------------------
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

The number of shares outstanding of the registrant's Common Stock, $0.0001 Par Value, as of June 30, 2000 was 7,651,000 shares.

                               CORVEL CORPORATION

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets - March 31, 2000 (audited) and June 30, 2000 (unaudited)- Page 3 of 12

         Consolidated Statements of Income -- Three months ended
         June 30, 1999 and 2000 (both unaudited) - Page 4 of 12

         Consolidated Statements of Cash Flows -- Three months ended June 30, 1999 and 2000 (both unaudited) - Page 5 of 12

         Notes to Consolidated Financial Statements (unaudited) -- June 30, 2000 - Page 6 and 7 of 12

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Pages 8 through 12 of 12

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings - Page 12 of 12

Item 2.  Changes in Securities - Page 12 of 12

Item 3.  Defaults upon Senior Securities - Page 12 of 12

Item 4.  Submission of Matters to a Vote of Security Holders - Pages 12 of 12

Item 5.  Other Information - Page 12 of 12

Item 6.  Exhibits and Reports on Form 8-K - page 12 of 12

Part I - Financial Information
Item 1. Financial Statements

CORVEL CORPORATION
CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2000 AND JUNE 30, 2000

                                                      March 31, 2000   June 30, 2000
                                                      --------------   -------------
                                                        (audited)       (unaudited)
ASSETS

Current Assets
Cash and cash equivalents                             $  5,643,000     $  7,540,000
Accounts receivable, net                                35,874,000       35,680,000
Prepaid taxes and expenses                               1,931,000        1,224,000
Deferred income taxes                                    3,833,000        3,750,000
                                                      ------------     ------------
     Total current assets                               47,281,000       48,194,000
                                                      ------------     ------------
Property and Equipment, Net                             16,631,000       17,590,000

Other Assets                                             7,275,000        6,876,000
                                                      ------------     ------------
          TOTAL ASSETS                                $ 71,187,000     $ 72,660,000
                                                      ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable                                      $  5,310,000     $  5,998,000
Accrued liabilities                                      7,575,000        8,223,000
                                                      ------------     ------------
     Total current liabilities                          12,885,000       14,221,000
                                                      ------------     ------------
Deferred income taxes                                    3,009,000        2,987,000

Stockholders' Equity
Common stock                                                 1,000            1,000
Paid-in-capital                                         35,995,000       36,508,000
Treasury Stock, (2,333,340 shares at March 31,
  2000 and 2,466,740 shares at June 30, 2000)          (39,956,000)     (43,537,000)
Retained earnings                                       59,253,000       62,480,000
                                                      ------------     ------------
     Total stockholders' equity                         55,293,000       55,452,000
                                                      ------------     ------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 71,787,000     $ 72,660,000
                                                      ============     ============

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
INCOME STATEMENT - UNAUDITED

FISCAL YEAR ENDING FISCAL MARCH  31,  2001
FIRST QUARTER ENDING  JUNE 30, 2000

                                                         Three months  ended June 30,
                                                         ----------------------------
                                                            1999              2000
                                                         -----------      -----------
REVENUES                                                 $45,705,000      $50,557,000

Cost of Revenues                                          37,454,000       41,229,000
                                                         -----------      -----------
Gross profit                                               8,251,000        9,328,000

General and administrative expenses                        3,611,000        4,123,000
                                                         -----------      -----------
Income before income taxes                                 4,640,000        5,205,000

Income tax provision                                       1,763,000        1,978,000
                                                         -----------      -----------
NET INCOME                                               $ 2,877,000      $ 3,227,000
                                                         ===========      ===========

Net income per common and common equivalent share

Basic                                                    $       .35      $       .42
                                                         ===========      ===========
Diluted                                                  $       .35      $       .41
                                                         ===========      ===========
Weighted average common and common equivalent shares

Basic                                                      8,128,000        7,691,000

Diluted                                                    8,227,000        7,871,000


See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
THREE MONTHS ENDED JUNE 30, 1999, AND 2000

                                                       Three months ended June 30,
                                                       ----------------------------
                                                          1999              2000
                                                       -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME                                             $ 2,877,000      $ 3,227,000

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization                            1,373,000        1,641,000

Changes in operating assets and liabilities
Accounts receivable                                     (2,772,000)         194,000
Prepaid taxes and expenses                                 (12,000)         707,000
Accounts payable                                        (1,411,000)         688,000
Accrued liabilities                                        182,000          648,000
Deferred income taxes and income taxes payable           1,943,000         (105,000)
Other assets                                              (457,000)        (183,000)
                                                       -----------      -----------
Net cash provided by operating activities                1,723,000        6,817,000
                                                       -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES

Additions to property and equipment                     (1,696,000)      (1,852,000)
                                                       -----------      -----------
Net cash used in investing activities                   (1,696,000)      (1,852,000)
                                                       -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES

Purchase of Treasury Stock                                (900,000)      (3,581,000)
Sale of common and exercise of stock options
  and related tax benefits                                 343,000          513,000
                                                       -----------      -----------
Net cash provided by financing activities                 (557,000)      (3,068,000)
                                                       -----------      -----------

INCREASE (DECREASE) IN CASH:                              (530,000)       1,897,000

Cash and cash equivalents at beginning                   9,052,000        5,643,000
                                                       -----------      -----------
Cash and cash equivalents at end                       $ 8,522,000      $ 7,540,000
                                                       ===========      ===========

See accompanying notes to consolidated financial statements.

                               CORVEL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2000 (UNAUDITED)


A.  Basis of Presentation

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended March 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended March 31, 2000 included in the Company's Annual Report on Form 10-K.

B.  Earnings per Share

    Earnings per common and common equivalent shares were computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the quarter. For calculation of the common and common equivalent shares, see below.

    BASIC EARNINGS PER SHARE

                                             Three months ended June 30,
                                            ----------------------------
                                               1999              2000
                                            ----------        ----------
    Weighted average common shares
      outstanding                            8,128,000         7,691,000
                                            ==========        ==========
    Net Income                              $2,877,000        $3,227,000
                                            ==========        ==========
    Earnings per common and common
      equivalent share                      $      .35        $      .42
                                            ==========        ==========


    DILUTED EARNINGS PER SHARES

                                            Three months ended June 30,
                                           -----------------------------
                                              1999               2000
                                           ----------         ----------
    Weighted average common shares
      outstanding                           8,128,000          7,691,000

    Net effect of dilutive common
      stock options                            99,000            180,000
                                           ----------         ----------
    Total common and common
      equivalent shares                     8,227,000          7,871,000
                                           ==========         ==========
    Net Income                             $2,877,000         $3,227,000
                                           ==========         ==========
    Earnings per common and common
      equivalent share                     $      .35         $      .41
                                           ==========         ==========

                               CORVEL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2000 (UNAUDITED)

C.  Share Repurchase Program

    In May, 2000, the Company announced that the Company's Board of Directors had approved a 1,000,000 share expansion to its existing stock repurchase plan. Including this expansion, the total number of shares authorized to repurchase has now been increased to 3,400,000 shares. Since commencing this program in the fall of 1996, the Company has repurchased approximately 2,467,000 common shares, equal to 24% of its outstanding stock at a cost of approximately $44 million. These repurchases were funded from the Company's operating earnings. These repurchases have reduced CorVel's current common shares outstanding to approximately 7,650,000 shares.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following table contains certain financial data as a percentage of revenues:

    Three months ended June 30:          1999          2000
    ---------------------------         -----         -----
    Revenues                            100.0%        100.0%
    Cost of services                     81.9          81.5
                                        -----         -----
    Gross profit                         18.1          18.5
                                        -----         -----
    General and administrative            7.9           8.2
                                        -----         -----
    Income from operations               10.2          10.3
                                        -----         -----
    Income tax provision                  3.9           3.9
                                        -----         -----
    NET INCOME                            6.3%          6.4%
                                        =====         =====

Revenues for the three months ended June 30, 2000 increased by $4.9 million to $50.6 million, an increase of 11% over the $45.7 million revenue for the comparable period in the prior fiscal year. The increase in revenues is primarily attributable to a 12% increase in patient management revenue along with an 8% increase in provider program revenues. The increase in patient management revenues is primarily attributable to an increase in referrals. The increase in provider program revenue is primarily attributable to the growth in the Company's preferred provider network. The growth in the Company's revenue was at or lower than experienced by the Company in previous years. This slower growth rate in the current quarter was partially attributable to the reduction in the growth rate of healthcare expenditures on a national level which helped contribute to a reduction in the growth of the amount of claims processed by the Company.

Cost of revenues for the three months ended June 30, 2000 decreased to 81.5% from 81.9% for the three months ended June 30, 1999. The increase in the gross profit margin from the first quarter of fiscal 2000 to the first quarter of fiscal 2001 is primarily attributable to an increase in the gross profit margin in the provider programs business caused by an increase in the Company's preferred provider network.

General and administrative expenses as a percentage of revenues increased from 7.9% for the quarter ended June 30, 1999, to 8.2% for the quarter ended June
30, 2000. This increase is primarily attributable to the Company's investment in the development of its e-commerce web site, CareMC. General and administrative expenses were $3.6 million for the three months ended June 30, 1999 compared to $4.1 million for the three months ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its operations and capital expenditures primarily from cash flow from operations. During the quarter ended June 30, 2000, net working capital decreased by $0.7 million, from $34.7 million at March 31, 2000 to $34.0 million at June 30, 2000. However, cash increased from $5.6 million at March 31, 2000 to $7.5 million at June 30, 2000, an increase of $1.9 million. This increase in cash is primarily due to the seasonal timing of the federal and state income tax payments along with net income, which was offset by the repurchase by the Company of its common stock.

During the quarter ended June 30, 2000, the Company repurchased approximately 133,000 shares of it common stock for $3.6 million. Since the repurchase program was enacted in the fall of 1996, the Company has repurchased approximately 2.5 million shares for $43.5 million. These repurchases were paid from cash generated by the operations of the Company. The Company has historically required substantial capital to fund the growth of its operations, particularly working capital to fund the growth in accounts receivable and property. The Company believes, however, that the cash balance at June 30, 2000 along with anticipated internally generated funds and capacity to borrow will be sufficient to meet the Company's expected cash requirements for at least the next twelve months.

CAUTIONARY STATEMENT REGARDING RISK FACTORS

Certain statements contained in the Company's Annual Report on Form 10-K for the year ended March 31, 2000, and the Quarterly Report on Form 10-Q for the quarter ending June 30, 2000, such as statements concerning the development of new services, possible legislative changes, and other statements contained herein regarding matters that are not historical facts, are forward-looking statements (as such term is defined in the Securities Act of 1933, as amended). Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

Past financial performance is not necessarily a reliable indicator of future performance, and investors should not use historical performance to anticipate results or future period trends. Factors that could cause actual results to differ materially include, but are not limited to, those discussed below. In addition, reference is made to the Company's most recent annual report for the fiscal year ending March 31, 2000.

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

The Company expects that a considerable amount of its future growth will depend on its ability to process and manage claims data more efficiently and to provide more meaningful healthcare information to customers and payors of healthcare. There is no assurance that the Company will be able to develop, license or otherwise acquire software to address these market demands as well or as timely as its competitors

POSSIBLE VOLATILITY OF STOCK PRICE. The market price of the Company's Common Stock may be highly volatile. Factors such as variations in the Company's revenues, earnings and cash flow, general market trends in the workers' compensation managed care market, and announcements of innovations by the Company or its competitors could cause the market price of the Common Stock to fluctuate substantially. Specifically, the quarter to quarter percentage growth in operating results for the Company's most recently completed fiscal years was lower than the growth rates historically experienced by the Company. The Company's slower growth rate in those quarters was partially attributable to a reduction in the growth rate of health care expenditures nationally, contributing to a reduction in the growth of claims processed by the Company. There can be no assurance that the Company's growth rate in the future, if any, will be at or near historical levels.

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


                                              CORVEL CORPORATION

                                              By: V. Gordon Clemons
                                                  ------------------------------
                                                  V. Gordon Clemons, Chairman of
                                                  the Board, Chief Executive
                                                  Officer, and President


                                              By: Richard J. Schweppe
                                                  ------------------------------
                                                  Richard J. Schweppe,
                                                  Chief Financial Officer


August 10, 2000

                                 EXHIBIT INDEX

          EXHIBIT
          NUMBER                  DESCRIPTION
          -------                 -----------
           27               Financial Data Schedule