Form 10-Q
period 2000-09-30
CORVEL CORP
filed 2000-11-14
CIK 874866

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2000

                                       or

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

    For this transition period from ____________________ to ___________________

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

The number of shares outstanding of the registrant's Common Stock, $0.0001 Par Value, as of September 30, 2000 was 7,612,000 shares.

                               CORVEL CORPORATION

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets - March 31, 2000 (audited) and September 30, 2000 (unaudited)- Page 3 of 14

         Consolidated Statements of Income -- Three months ended
         September 30, 1999 and 2000 (both unaudited) - Page 4 of 14

         Consolidated Statements of Income -- Six months ended
         September 30, 1999 and 2000 (both unaudited) - Page 5 of 14

         Consolidated Statements of Cash Flows - Six months ended
         September 30, 1999 and 2000 (both unaudited) - Page 6 of 14

         Notes to Consolidated Financial Statements (unaudited) -- September 30, 2000 - Page 7 of 14

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Pages 9 through 13 of 14

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings - Page 14 of 14

Item 2.  Changes in Securities - Page 14 of 14

Item 3.  Defaults upon Senior Securities - Page 14 of 14

Item 4.  Submission of Matters to a Vote of Security Holders - Pages 14 of 14

Item 5.  Other Information - Page 14 of 14

Item 6.  Exhibits and Reports on Form 8-K - page 14 of 14

Part I - Financial Information

Item 1. Financial Statements

CORVEL CORPORATION
CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2000 AND SEPTEMBER 30, 2000

                                                              March 31, 2000      September 30, 2000
                                                              --------------      ------------------
                                                                 (audited)            (unaudited)
ASSETS
Current Assets
Cash and cash equivalents                                      $  5,643,000         $  8,263,000
Accounts receivable, net                                         35,874,000           35,468,000
Prepaid taxes and expenses                                        1,931,000            1,171,000
Deferred income taxes                                             3,833,000            3,750,000
                                                               ------------         ------------
     Total current assets                                        47,281,000           48,652,000
                                                               ------------         ------------

Property and Equipment, Net                                      16,631,000           17,868,000

Other Assets                                                      7,275,000            6,984,000
                                                               ------------         ------------
          TOTAL ASSETS                                         $ 71,187,000         $ 73,504,000
                                                               ------------         ------------


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable                                               $  5,310,000         $  4,921,000
Accrued liabilities                                               7,575,000            8,945,000
                                                               ------------         ------------
     Total current liabilities                                   12,885,000           13,866,000
                                                               ------------         ------------

Deferred income taxes                                             3,009,000            3,050,000

Stockholders' Equity
Common stock                                                          1,000                1,000
Paid-in-capital                                                  35,995,000           38,184,000
Treasury Stock, (2,333,340 shares at March 31, 2000 and
2,606,240 shares at September 30, 2000)                         (39,956,000)         (47,349,000)
Retained earnings                                                59,253,000           65,752,000
                                                               ------------         ------------
     Total stockholders' equity                                  55,293,000           56,588,000
                                                               ------------         ------------
        TOTAL LIABILITIES AND EQUITY                           $ 71,187,000         $ 73,504,000
                                                               ------------         ------------


See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
INCOME STATEMENT - (UNAUDITED)

FISCAL YEAR ENDED FISCAL MARCH 31, 2001
SECOND QUARTER ENDED SEPTEMBER 30, 2000

                                                Three months ended
                                                   September 30,
                                           ------------------------------
                                              1999               2000
                                           -----------        -----------

REVENUES                                   $45,865,000        $51,658,000

Cost of Revenues                            37,459,000         42,311,000
                                           -----------        -----------
Gross profit                                 8,406,000          9,347,000

General and administrative expenses          3,615,000          4,069,000
                                           -----------        -----------
Income before income taxes                   4,791,000          5,278,000

Income tax provision                         1,821,000          2,006,000
                                           -----------        -----------
NET INCOME                                 $ 2,970,000        $ 3,272,000
                                           ===========        ===========

EARNINGS PER SHARE:
Basic                                      $       .37        $       .43
                                           ===========        ===========
Diluted                                    $       .36        $       .42
                                           ===========        ===========

WEIGHTED AVERAGE SHARES:
Basic                                        8,119,000          7,633,000
Diluted                                      8,261,000          7,796,000


See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
INCOME STATEMENT - (UNAUDITED)

FISCAL YEAR ENDED FISCAL MARCH 31, 2001
SIX MONTHS ENDED SEPTEMBER 30, 2000

                                            Six months ended September 30,
                                           -------------------------------
                                              1999               2000
                                           -----------        ------------

REVENUES                                   $91,570,000        $102,215,000

Cost of Revenues                            74,913,000          83,540,000
                                           -----------        ------------
Gross profit                                16,657,000          18,675,000

General and administrative expenses          7,226,000           8,192,000
                                           -----------        ------------

Income before income taxes                   9,431,000          10,483,000

Income tax provision                         3,584,000           3,984,000
                                           -----------        ------------
NET INCOME                                 $ 5,847,000        $  6,499,000
                                           ===========        ============

EARNINGS PER SHARE:
Basic                                      $      0.72        $       0.85
                                           ===========        ============
Diluted                                    $      0.71        $       0.83
                                           ===========        ============

WEIGHTED AVERAGE SHARES:
Basic                                        8,124,000           7,662,000
Diluted                                      8,244,000           7,834,000


See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)
SIX MONTHS ENDED SEPTEMBER 30, 1999, AND 2000

                                                          Six months ended September 30,
                                                        ---------------------------------
                                                            1999                  2000
                                                        ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME                                              $  5,847,000         $  6,499,000

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization
                                                           2,717,000            3,423,000
Changes in operating assets and liabilities
Accounts receivable                                       (1,373,000)             406,000
Prepaid taxes and expenses                                  (405,000)             843,000
Accounts payable                                          (1,464,000)            (389,000)
Accrued liabilities                                          281,000            1,370,000
Deferred income taxes payable                                884,000               41,000
Other assets                                                (495,000)             141,000
                                                        ------------         ------------
Net cash provided by operating activities                  5,992,000           12,334,000
                                                        ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment                       (2,996,000)          (4,510,000)
                                                        ------------         ------------
Net cash used in investing activities                     (2,996,000)          (4,510,000)
                                                        ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of Treasury Stock                                (2,201,000)          (7,393,000)
Sale of common and exercise of stock options and
  related tax benefits                                     1,015,000            2,189,000
                                                        ------------         ------------
Net cash provided by financing activities                 (1,186,000)          (5,204,000)
                                                        ------------         ------------
INCREASE (DECREASE) IN CASH:
Cash and cash equivalents at beginning                     1,810,000            2,620,000
                                                        ------------         ------------
Cash and cash equivalents at end                           9,052,000            5,643,000
                                                        ------------         ------------
                                                        $ 10,862,000         $  8,263,000
                                                        ============         ============


See accompanying notes to consolidated financial statements.

                               CORVEL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2000 (UNAUDITED)

A.  Basis of Presentation

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended March 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended March 31, 2000 included in the Company's registration statement on Form 10-K.

B.  Earnings per Share

    Earnings per common and common equivalent shares were computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the quarter. For calculation of the common and common equivalent shares, see below.

                                                                         Three months ended
                                                                            September 30,
                                                                    ----------------------------
                                                                       1999              2000
                                                                    ----------        ----------

    Weighted shares for basic earnings per share computation         8,119,000         7,633,000

    Net effect of dilutive common stock options                        142,000           163,000
                                                                    ----------        ----------
    Weighted shares for diluted earnings per share                   8,261,000         7,796,000
                                                                    ==========        ==========
    NET INCOME                                                      $2,970,000        $3,272,000
                                                                    ==========        ==========
    BASIC EARNINGS PER SHARE                                        $      .37        $      .43
                                                                    ==========        ==========
    DILUTED EARNINGS PER SHARE                                      $      .36        $      .42
                                                                    ==========        ==========

                               CORVEL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2000 (UNAUDITED)

B.       Earnings per Share (continued)

                                                                 Six months ended
                                                                   September 30,
                                                          ----------------------------
                                                             1999              2000
                                                          ----------        ----------
    Weighted shares for basic earnings per share           8,124,000         7,662,000

    Net effect of dilutive common stock options              120,000           172,000
                                                          ----------        ----------

    Weighted shares for diluted earnings per share         8,244,000         7,834,000
                                                          ==========        ==========

    NET INCOME                                            $5,847,000        $6,499,000
                                                          ==========        ==========
    BASIC EARNINGS PER SHARE                              $      .72        $      .85
                                                          ==========        ==========
    DILUTED EARNINGS PER SHARE                            $      .71        $      .83
                                                          ==========        ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following table contains certain financial data as a percentage of revenues:

         Three months ended Sept. 30:    1999      2000
         ----------------------------   ------    ------

         Revenues                        100.0%    100.0%
         Cost of services                 81.7      81.9
                                        ------    ------
         Gross profit                     18.3      18.1
                                        ------    ------

         General and administrative        7.9       7.9
                                        ------    ------
         Income from operations           10.4      10.2
                                        ------    ------

         Income tax provision              4.0       3.9
                                        ------    ------
         NET INCOME                        6.4%      6.3%
                                        ======    ======

         Six months ended Sept. 30:      1999      2000
         --------------------------     ------    ------
         Revenues                        100.0%    100.0%
         Cost of services                 81.8      81.7
                                        ------    ------
         Gross profit                     18.2      18.3
                                        ------    ------

         General and administrative        7.9       8.0
                                        ------    ------
         Income from operations           10.3      10.3
                                        ------    ------

         Income tax provision              3.9       3.9
                                        ------    ------
         NET INCOME                        6.4%      6.4%
                                        ------    ------

Revenues for the three months ended September 30, 2000 increased by $5.8 million to $51.7 million, an increase of 13% over the $45.9 million revenue for the comparable period in the prior fiscal year. The increase in revenues is primarily attributable to a 13% increase in patient management revenue along with a 12% increase in provider revenues, primarily bill review and PPO. Case management revenue grew to $31.0 million from $27.5 million in the prior year, an increase of $3.5 million. The increase in patient management is primarily due to an increase in referrals from the Company's customers.

Revenues for the six months ended September 30, 2000 increased by $10.6 million to $102.2 million, an increase of 12% over the $91.6 million revenue for the comparable period in the prior fiscal year. The increase in revenues is primarily attributable to a 13% increase in patient management revenue along with a 10% increase in provider program revenues. Case management revenue grew to $61.4 million from $54.5 million in the prior year, an increase of $6.9 million. The increase in patient management is primarily due to an increase in the numbers of case referred to the Company by their customers.

The Company's cost of revenues consists primarily of salaries, salary related taxes and fringe benefits, rent, telephone, and costs related to the Company's computer operations in the field. Cost of revenues for the three months ended September 30, 2000 increased from 81.7% of revenues to 81.9% of revenue from the three months ended September 30, 1999. Cost of revenues for the six months ended September 30, 2000 decreased from 81.8% of revenues to 81.7% of revenue from the six months ended September 30, 1999. Cost of sales for the six months ended September 30, 2000 increased to $83.5 million from $74.9 million, an increase of 11%. The increase in cost of sales is primarily due to the increase in revenues.

General and administrative expenses as a percentage of revenues increased from 7.9% for the six months ended September 30, 1999, to 8.0% for the six months ending September 30, 2000. General and administrative expenses as a percentage of revenues were 7.9% for the three months ended September 30, 1999 and 2000. The growth in the general and administrative expenses of 13% for the three and six months ended September 30, 2000 is consistent with the growth in revenues.

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its operations and capital expenditures primarily from cash flow from operations. During the six months ended September 30, 2000, net working capital increased by $0.4 million, from $34.4 million at March 31, 2000 to $34.8 million at September 30, 2000. This increase was primarily due to the increase in cash by $2.6 million, from $5.6 million to $8.3 million. As of September 30, 2000, the Company had $8.3 million in cash, primarily in short-term highly-liquid investments with maturities of 90 days or less. The Company has historically required substantial capital to fund the growth of its operations, particularly working capital to fund the growth in accounts receivable. The Company believes, however, that the cash balance at September 30, 2000 along with anticipated internally generated funds will be sufficient to meet the Company's expected cash requirements for at least the next twelve months. As of September 30, 2000, the Company had no interest bearing debt.

CAUTIONARY STATEMENT REGARDING RISK FACTORS

Certain statements contained in the Company's Annual Report on Form 10-K for the year ended March 31, 2000, Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, as well as the Company's Annual Report for the year ended March 31, 2000, such as statements concerning the development of new services, possible legislative changes, and other statements contained herein regarding matters that are not historical facts, are forward-looking statements (as such term is defined in the Securities Act of 1933, as amended). Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

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

POTENTIAL ADVERSE IMPACT OF GOVERNMENT REGULATION. Many states, including a number of those in which the Company transacts business, have licensing and other regulatory requirements applicable to the Company's business. Approximately half of the states have enacted laws that require licensing of businesses which provide medical review services. Some of these laws apply to medical review of care covered by workers' compensation. These laws typically establish minimum standards for qualifications of personnel, confidentiality, internal quality control, and dispute resolution procedures. These regulatory programs may result in increased costs of operation for the Company, which may have an adverse impact upon the Company's networks having contracts with the Company or to provider networks which the Company may organize. To the extent the Company is governed by these regulations, it may be subject to additional licensing requirements, financial oversight and procedural standards for beneficiaries and providers. ability to compete with other available alternatives for health care cost control. In addition, new laws regulating the operation of managed care provider networks have been adopted by a number of states. These laws may apply to managed care provider.

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

ITEM 2 - CHANGES IN SECURITIES - None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - At the Company's regularly scheduled annual meeting, held on August 3, 2000, the shareholders approved the elections of V. Gordon Clemons, Peter E. Flynn, Steven J. Hamerslag, R. Judd Jessup, and Jeffery J. Michael, with 4,917,991 shares, 4,917,991 shares, 4,917,991 shares, 4,917,991 shares, and 4,917,991 shares, respectively.

ITEM 5 - OTHER INFORMATION - None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K - None.

          Exhibit
          Number                 Description
          ------                 -----------

            27               Financial Data Schedule


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                      CORVEL CORPORATION

                                      By: /s/ V. Gordon Clemons
                                          --------------------------------------
                                          V. Gordon Clemons, Chairman of the
                                          Board, Chief Executive Officer, and
                                          President

                                      By: /s/ Richard J. Schweppe
                                          --------------------------------------
                                          Richard J. Schweppe,
                                          Chief Financial Officer

November 13, 2000