Form 10-Q
period 2000-12-31
CORVEL CORP
filed 2001-02-14
CIK 874866

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For the quarter ended December 31, 2000

                                       or

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       For this transition period from ______to______

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

                            YES  [X]     NO [ ]

The number of shares outstanding of the registrant's Common Stock, $0.0001 Par Value, as of December 31, 2000 was 7,535,000 shares.

                               CORVEL CORPORATION

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets -- March 31, 2000 (audited) and December 31, 2000 (unaudited)- Page 3 of 14

Consolidated Statements of Income -- Three months ended December 31, 1999 and 2000 (both unaudited) - Page 4 of 14

Consolidated Statements of Income -- Nine months ended December 31, 1999 and 2000 (both unaudited) - Page 5 of 14

Consolidated Statements of Cash Flows -- Nine months ended December 31, 1999 and 2000 (both unaudited) - Page 6 of 14

Notes to Consolidated Financial Statements (unaudited) -- December 31, 2000 - Page 7 of 14

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

Item 4. Submission of Matters to a Vote of Security Holders - Pages 14 of 14

Item 5. Other Information - Page 14 of 14

Item 6. Exhibits and Reports on Form 8-K - page 14 of 14

Part I - Financial Information
Item 1. Financial Statements

CORVEL CORPORATION

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2000 AND DECEMBER 31, 2000


                                                    March 31, 2000    December 31, 2000
                                                    --------------    -----------------
                                                       (audited)         (unaudited)
ASSETS
Current Assets
Cash and cash equivalents                            $  5,643,000       $  8,938,000
Accounts receivable, net                               35,874,000         34,528,000
Prepaid taxes and expenses                              1,931,000          1,059,000
Deferred income taxes                                   3,833,000          3,750,000
                                                     ------------       ------------
     Total current assets                              47,281,000         48,275,000
                                                     ------------       ------------
Property and Equipment, Net                            16,631,000         18,719,000

Other Assets                                            7,275,000          7,180,000
                                                     ------------       ------------
          TOTAL ASSETS                               $ 71,187,000       $ 74,174,000
                                                     ============       ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable                                     $  5,310,000       $  5,214,000
Accrued liabilities                                     7,575,000          8,953,000
                                                     ------------       ------------
     Total current liabilities                         12,885,000         14,167,000
                                                     ------------       ------------
Deferred income taxes                                   3,009,000          3,050,000

Stockholders' Equity
Common stock                                                1,000              1,000
Paid-in-capital                                        35,995,000         38,575,000
Treasury Stock, (2,333,340 shares at March 31,
2000 and 2,716,740 shares at December 31, 2000)       (39,956,000)       (50,699,000)
Retained earnings                                      59,253,000         69,080,000
                                                     ------------       ------------
     Total stockholders' equity                        55,293,000         56,957,000
                                                     ------------       ------------

        TOTAL LIABILITIES AND EQUITY                 $ 71,187,000       $ 74,174,000
                                                     ============       ============







See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
INCOME STATEMENT -- (UNAUDITED)

FISCAL YEAR ENDED FISCAL MARCH 31, 2001
THIRD QUARTER ENDED DECEMBER 31, 2000


                                        Three months ended December 31,
                                        ------------------------------
                                             1999             2000
                                         -----------      -----------
REVENUES                                 $46,269,000      $52,241,000

Cost of Revenues                          37,782,000       43,182,000
                                         -----------      -----------
Gross profit                               8,487,000        9,059,000

General and administrative expenses        3,627,000        3,863,000
                                         -----------      -----------
Income before income taxes                 4,860,000        5,196,000

Income tax provision                       1,847,000        1,868,000
                                         -----------      -----------
NET INCOME                               $ 3,013,000      $ 3,328,000
                                         ===========      ===========
EARNINGS PER SHARE:
Basic                                    $       .38      $       .44
                                         ===========      ===========
Diluted                                  $       .37      $       .43
                                         ===========      ===========
WEIGHTED AVERAGE SHARES:
Basic                                      8,023,000        7,562,000
Diluted                                    8,142,000        7,742,000




See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
INCOME STATEMENT -- (UNAUDITED)

FISCAL YEAR ENDED FISCAL MARCH 31, 2001
NINE MONTHS ENDED DECEMBER 31, 2000


                                         Nine months ended December 31,
                                         ------------------------------
                                             1999              2000
                                         ------------      ------------
REVENUES                                 $137,839,000      $154,456,000

Cost of Revenues                          112,695,000       126,722,000
                                         ------------      ------------
Gross profit                               25,144,000        27,734,000

General and administrative expenses        10,853,000        12,055,000
                                         ------------      ------------
Income before income taxes                 14,291,000        15,679,000

Income tax provision                        5,431,000         5,852,000
                                         ------------      ------------
NET INCOME                               $  8,860,000      $  9,827,000
                                         ============      ============
EARNINGS PER SHARE:
Basic                                    $       1.10      $       1.29
                                         ============      ============
Diluted                                  $       1.08      $       1.26
                                         ============      ============
WEIGHTED AVERAGE SHARES:
Basic                                       8,090,000         7,629,000
Diluted                                     8,210,000         7,803,000



See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS -- (UNAUDITED)
NINE MONTHS ENDED DECEMBER 31, 1999, AND 2000


                                                 Nine months ended December 31,
                                                 ------------------------------
                                                    1999                2000
                                                 ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME                                       $  8,660,000       $  9,827,000

Adjustments to reconcile net income
  to net cash provided by operating
  activities:

Depreciation and amortization                       4,258,000          5,108,000

Changes in operating assets and liabilities
Accounts receivable                                  (327,000)         1,346,000
Prepaid taxes and expenses                           (162,000)           955,000
Accounts payable                                     (838,000)           (96,000)
Accrued liabilities                                   664,000          1,378,000
Deferred income taxes payable                        (128,000)            41,000
Other assets                                         (605,000)          (149,000)
                                                 ------------       ------------
Net cash provided by operating activities          11,772,000         18,410,000
                                                 ------------       ------------


CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment                (4,342,000)        (6,952,000)
                                                 ------------       ------------
Net cash used in investing activities              (4,342,000)        (6,952,000)
                                                 ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of Treasury Stock                         (9,051,000)       (10,743,000)
Sale of common and exercise of stock
  options and related tax benefits                  1,631,000          2,580,000
                                                 ------------       ------------
Net cash used in financing activities              (7,420,000)        (8,163,000)
                                                 ------------       ------------

INCREASE (DECREASE) IN CASH:                          (40,000)         3,295,000
Cash and cash equivalents at beginning              9,052,000          5,643,000
                                                 ------------       ------------
Cash and cash equivalents at end                 $  9,012,000       $  8,938,000
                                                 ============       ============






See accompanying notes to consolidated financial statements.

                               CORVEL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2000 (UNAUDITED)


A.      Basis of Presentation
        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and
        Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ended March 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended March 31, 2000 included in the Company's registration statement on Form 10-K.


B.      Earnings per Share
        Earnings per common and common equivalent shares were computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the quarter. For calculation of the common and common equivalent shares, see below.

                                                  Three months ended December 31,
                                                  -------------------------------
                                                       1999            2000
                                                    ----------      ----------
Weighted shares for basic earnings per share
  computation                                        8,023,000       7,562,000

Net effect of dilutive common stock options            119,000         180,000
                                                    ----------      ----------

Weighted shares for diluted earnings per share       8,142,000       7,742,000
                                                    ==========      ==========

NET INCOME                                          $3,013,000      $3,328,000
                                                    ==========      ==========

BASIC EARNINGS PER SHARE                            $      .38      $      .44
                                                    ==========      ==========

DILUTED EARNINGS PER SHARE                          $      .37      $      .43
                                                    ==========      ==========

                               CORVEL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2000 (UNAUDITED)

B. Earnings per Share (continued)


                                                 Nine months ended December 31,
                                                 ------------------------------
                                                     1999            2000
                                                  ----------      ----------
Weighted shares for basic earnings per share       8,090,000       7,629,000

Net effect of dilutive common stock options          129,000         174,000
                                                  ----------      ----------

Weighted shares for diluted earnings per
  share                                            8,210,000       7,803,000
                                                  ==========      ==========

NET INCOME                                        $8,860,000      $9,827,000
                                                  ==========      ==========

BASIC EARNINGS PER SHARE                          $     1.10      $     1.29
                                                  ==========      ==========

DILUTED EARNINGS PER SHARE                        $     1.08      $     1.26
                                                  ==========      ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS
The following table contains certain financial data as a percentage of revenues:

Three months ended Dec. 31:       1999         2000
---------------------------      ------       ------
Revenues                          100.0%       100.0%
Cost of services                   81.7         82.6
                                 ------       ------
Gross profit                       18.3         17.4
                                 ------       ------

General and administrative          7.8          7.4
                                 ------       ------
Income from operations             10.5         10.0
                                 ------       ------

Income tax provision                4.0          3.6
                                 ------       ------
NET INCOME                          6.5%         6.4%
                                 ======       ======

Nine months ended Dec. 31:        1999         2000
---------------------------      ------       ------
Revenues                          100.0%       100.0%
Cost of services                   81.8         82.0
                                 ------       ------
Gross profit                       18.2         18.0
                                 ------       ------

General and administrative          7.9          7.8
                                 ------       ------
Income from operations             10.3         10.2
                                 ------       ------

Income tax provision                3.9          3.8
                                 ------       ------
NET INCOME                          6.4%         6.4%
                                 ======       ======


Revenues for the three months ended December 31, 2000 increased by $6.0 million to $52.2 million, an increase of 13% over the $46.3 million revenue for the comparable period in the prior fiscal year. The increase in revenues is primarily attributable to a 10% increase in patient management revenue along with a 12% increase in provider revenues, primarily bill review and PPO. Case management revenue grew to $30.5 million from $27.7 million in the prior year, an increase of $2.8 million. The increase in patient management is primarily due to an increase in referrals from the Company's customers. Provider program revenues increase from $18.5 million for the three months ended December 31, 1999 to $21.7 million for the three months ended December 31, 2000 primarily due to an increase in the number of bills reviewed and growth in the Company's PPO network.

Revenues for the nine months ended December 31, 2000 increased by $16.6 million to $154.4 million, an increase of 12% over the $137.8 million revenue for the comparable period in the prior fiscal year. The increase in revenues is primarily attributable to a 12% increase in patient management revenue along with a 13% increase in provider program revenues. Case management revenue grew to $91.9 million from $82.3 million in the prior year, an increase of $9.6 million. The increase in patient management is primarily due to an increase in the number of cases referred to the Company by their customers.

The Company's cost of revenues consists primarily of salaries, salary related taxes and fringe benefits, rent, telephone, and costs related to the Company's computer operations in the field. Cost of revenues for the three months ended December 31, 2000 increased from 81.7% of revenues to 82.6% of revenue from the three months ended December 31, 1999. Cost of revenues for the nine months ended December 31, 2000 increased from 81.8% of revenues to 82.0% of revenue from the nine months ended December 31, 1999. The increase in the cost of sales percentage is primarily due to a greater increase in the cost of providing case management than the increase in the Company's pricing for these services.

General and administrative expenses as a percentage of revenues decreased from 7.9% for the nine months ended December 31, 1999, to 7.8% for the nine months ending December 31, 2000. The growth in the general and administrative expenses of 11% for the nine months ended December 31, 2000 is consistent with the growth in revenues.

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its operations and capital expenditures primarily from cash flow from operations. During the nine months ended December 31, 2000, net working capital decreased by $0.3 million, from $34.4 million at March 31, 2000 to $34.1 million at December 31, 2000. As of December 31, 2000, the Company had $8.9 million in cash, primarily in short-term highly-liquid investments with maturities of 90 days or less. The Company has historically required substantial capital to fund the growth of its operations, particularly working capital to fund the growth in accounts receivable. The Company believes, however, that the cash balance at December 31, 2000 along with anticipated internally generated funds will be sufficient to meet the Company's expected cash requirements for at least the next twelve months. As of December 31, 2000, the Company had no interest bearing debt.



CAUTIONARY STATEMENT REGARDING RISK FACTORS

Certain statements contained in the Company's Annual Report on Form 10-K for the year ended March 31, 2000, Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as well as the Company's Annual Report for the year ended March 31, 2000, such as statements concerning the development of new services, possible legislative changes, and other statements contained herein regarding matters that are not historical facts, are forward-looking statements (as such term is defined in the Securities Act of 1933, as amended). Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

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


                                        CORVEL CORPORATION

                                        By: V. Gordon Clemons
                                            ------------------------------------
                                        V. Gordon Clemons, Chairman of the
                                        Board, Chief Executive Officer,
                                        and President

                                        By:  Richard J. Schweppe
                                             -----------------------------------
                                        Richard J. Schweppe,
                                        Chief Financial Officer



February 14, 2001