Form 10-K405
period 2001-03-31
CORVEL CORP
filed 2001-06-28
CIK 874866

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                 --------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE FISCAL YEAR ENDED MARCH 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE TRANSITION PERIOD FROM                    TO
                                  --------------------   ----------------------

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

                               YES         NO
                                  -----       -----

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        As of May 31, 2001, there were approximately 7,446,000 shares of Common Stock outstanding.

        The Registrant does not have different classes of Common Stock and as of May 31, 2001, the aggregate market value of the Common Stock of the Registrant held by non-affiliates was approximately $161,000,000, based upon the closing sale price of such stock on that date. For purposes of such calculation, only executive officers, board members, and beneficial owners of more than 10% of the Company's outstanding Common Stock are deemed to be affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on or about August 2, 2001, as filed with the Commission pursuant to Regulation 14A, are incorporated by reference in Part III of this Report.

        Portions of the Registration Statement filed with the Commission on Form S-1 (SEC File No. 33-40629), the Company's Annual Reports on Form 10-K for the fiscal years ended March 31, 1995, March 31, 1994, March 31, 1993 and March 31, 1992, and the Company's filing on Form 8-K on February 28, 1997, are incorporated by reference in Part IV of this Report.

        The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This Annual Report contains forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. The Company's actual results could differ materially from those projected in the forward-looking statements as a result of the factors described under "Cautionary Statement Regarding Forward-Looking Statements" and elsewhere in this Annual Report. Investors in the Company's securities should consider these factors.

                               CORVEL CORPORATION

                          2001 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     PART I

Item 1.  Business                                                             1

Item 2.  Properties                                                          20

Item 3.  Legal Proceedings                                                   20

Item 4.  Submission of Matters to a Vote of Security Holders                 20

                                   PART II

Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters                                                 21

Item 6.  Selected Financial Data                                             21

Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           21

Item 7a. Quantitative and Qualitative Disclosures About Market Risk          21

Item 8.  Financial Statements and Supplementary Data                         22

Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                            22

                                  PART III

Item 10. Directors and Executive Officers of the Registrant                  22

Item 11. Executive Compensation                                              22

Item 12. Security Ownership of Certain Beneficial Owners and Management      22

Item 13. Certain Relationships and Related Transactions                      22

                                  PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K     23

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

        This Report includes "forward-looking statements" including, in particular, the statements about our plans, strategies and prospects under the headings Item 1. "Business," including "Risk Factors" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." Although we believe that these forward-looking statements reasonably reflect our plans, intentions and expectations, we can give no assurance that we will achieve these plans, intentions or expectations. Certain important factors that could cause actual results to differ materially from the forward-looking statements we make in this report. Representative examples of these factors include (without limitation):

        - general industry and economic conditions; cost of capital and capital requirements;

        -   competition from other managed care companies;

        -   the ability to expand certain areas of the Company's business;

        - shifts in customer demands; the ability of the Company to produce market-competitive software;

        - changes in operating expenses including employee wages, benefits and medical inflation;

        - changes in regulations affecting the workers' compensation, insurance and healthcare industries in general,

        -   dependence on key personnel;

        -   possible litigation and legal liability in the course of operations;

        - and the continued availability of financing in the amounts and at the terms necessary to support the Company's future business.

        These factors and the risk factors described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could have material adverse effects on our future results. The forward-looking statements included in this annual report on Form 10-K are made only as of the date of this annual report. We expressly disclaim any intent or obligation to update any forward-looking statements to reflect subsequent events or circumstances.

                                     PART I

ITEM 1. BUSINESS.

INTRODUCTION

        CorVel Corporation ("CorVel" or the "Company") is an independent nationwide provider of managed care services designed to address the escalating medical costs of workers' compensation and other healthcare benefits, primarily coverage under group health and auto policies. The Company's services include automated medical fee auditing, preferred provider networks, utilization review, medical case management, vocational rehabilitation services, early intervention, and independent medical examinations. Such services are provided to insurance companies, government entities, third-party administrators ("TPAs"), and self-administered employers to assist them in managing the medical costs and monitoring the quality of care associated with healthcare claims.

        The Company, which is a Delaware corporation, has its principal executive offices located at 2010 Main Street, Suite 1020, Irvine, California, 92614. The Company's telephone number is 949-851-1473.

RECENT DEVELOPMENTS

        During fiscal 2001, the Company introduced its CareMC marketsite (http://www.caremc.com). Care(MC) serves the healthcare and claims needs of insurers and employers managing employee absences and disability insurance losses. Care(MC) includes a website which provides for direct access to CorVel Corporation's managed care services and is also designed to function as an application service provider (ASP) through which other managed care providers will supply their services to major employers and insurers nationwide.

        Care(MC) was developed in response to requests from major insurers to open access for their various managed care vendors to CorVel's line of ASP services. Other features of the website include electronic communications among providers, payors, employers, managed care vendors and patients; service scheduling; purchase transactions; automated provider reimbursement adjudication and vendor billing and collections.

        Care(MC) offers a suite of online services, and solutions that unite multiple managed care professionals real time, and on a single website, creates a seamless, unified process for claims. This suite of solutions for managed care professionals includes:

        Referral Basket: Referral Basket provides access to multiple managed care professionals, suppliers, and organizations. Claims professionals can expedite case referrals and requests for service, eliminating paperwork through the use of a single, on-going electronic file. Referrals are sent to the preferred managed care provider and confirmed as received in real time.

        Claims Center: Claims Center helps claims professionals organize and streamline their files. Using the power of the internet, claims professionals can access comprehensive sets of information on open, closed or pending claims from multiple managed care providers. Through the CareMC Claims Center, the claims professional can interact with multiple managed care providers in real time, access and relay claims progress updates in real time, sort and search comprehensive claims data, and maintain a single, secure, electronic case file throughout the life of a claim.

        Bill Review: Care(MC) Bill Review assures accuracy, accountability and timeliness by tracking costs from the time a claim begins until it is closed. Care(MC) bill review is founded on proprietary software, artificial intelligence, the integration of information from multiple resources, and instant access to information. With CareMC Bill Review, the claims professionals can record bill and cost data in real time, access bill review status instantly, review and analyze in-patient and out-patient bills, and authorize payments on-line based on fee schedules and preferred provider ("PPO") agreements.

        Reporting Center: Reporting Center adds value by collecting a myriad of critical details from multiple sources, then organizing and delivering that information in real time. Care(MC) helps claims professionals by sorting, simplifying and formatting comprehensive case data. Reports can be tailored to highlight individual critical cases or summarized to highlight priority trends. Through the Care(MC) Reporting Center, claims professionals can view timely status reports and cost updates, use artificial intelligence to flag priority issues, tailor reports to highlight urgent cases or summarize important trends, and perform cost and savings analyses using an advanced and integrated database.

        The Care(MC) suite of solutions for employers includes:

        Absence Manager: Absence Manager offers employers a single worksite for the reporting of all absences. Workers' compensation, short-term disability and Family Medical Leave Act ("FMLA") absences are all integrated in one patient management process. Care(MC) documents up-to-the-minute employee absences, expedites compliance with government and insurer reporting requirements, and can individualized case management activities to follow a specified preference.

        Disability Manager: Disability Manager gives employers a comprehensive overview of short-term disability and workers' compensation exposures, as well as the details of each lost-time case. Through Disability Manager, employers can express their preferences regarding the administration of their benefit program, and track the progress and status of disability claims.

        Employment Services: Employment Services helps administer a wide range of medical evaluation strategic to the employment process for work groups susceptible to higher rates of injury or absence. Care(MC) expedites requests for service and coordinates the scheduling of appointments using an efficient, easy-to-use website. Employers can monitor the status of scheduled activities online and in real time, using the services provided. They can reduce the cost and complexity of conducting physicals, fitness for duty testing or other evaluations.

        Reporting Center: The Care(MC) Reporting Center provides real time access to the status of the employer's benefit management program. The employer can be informed daily regarding summarized information, as well as trends and analytic perspectives. Such information is especially useful in understanding the underlying causes of medical issues and unexpected outcomes, so the employer can react to emerging problems immediately.

CURRENT YEAR DEVELOPMENT - BOARD AUTHORIZES INCREASE IN STOCK REPURCHASE PROGRAM

        During fiscal 2001, the Company announced that its Board of Directors had approved a 1,000,000 share expansion to its existing stock repurchase plan. Including this expansion, the total number of shares authorized to repurchase has now been increased to 3,400,000 shares. Since commencing this program in the fall of 1996, the Company has repurchased approximately 2,808,000 common shares through March 31, 2001, equal to 27% of its outstanding stock at a cost of approximately $54 million. These repurchases were funded from the Company's operating earnings and have reduced the Company's current common shares outstanding to 7,489,000 shares.

INDUSTRY OVERVIEW

        Workers' compensation is a federally-mandated, state-legislated, comprehensive insurance program that requires employers to fund medical expenses, lost wages and other costs resulting from work-related injuries and illnesses. Since their introduction in the early 1900's, these programs have been expanded to all fifty states and the District of Columbia. Each state is responsible for implementing and regulating its own program. Consequently, workers' compensation benefits and arrangements vary on a state-by-state basis and are often highly complex.

        Workers' compensation plans generally require employers to fund all of an employee's costs of medical treatment and a significant portion of lost wages, legal fees and other associated costs. Typically, work-related injuries are broadly defined, and injured or ill employees are entitled to extensive benefits. Employers are required to provide first-dollar coverage with no co-payment or deductible due from the injured or ill employee for medical treatment and, in many states, there is no lifetime limit on expenses. However, in exchange for providing this coverage for employees, employers are not subject to litigation by employees for benefits in excess of those provided by the relevant state statute. In most states, the extensive benefits coverage (for both medical costs and lost wages) is provided through the purchase of commercial insurance from private insurance companies, participation in state-run insurance funds or employer self-insurance.

        Provider reimbursement methods vary on a state-by-state basis. A majority of states have adopted fee schedules pursuant to which all health care providers are uniformly reimbursed. The fee schedules are set by each state and generally prescribe the maximum amounts that may be reimbursed for a designated procedure. In states without fee schedules, health care providers are reimbursed based on usual customary and reasonable fees charged in the particular state in which the services are provided.

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

        Many states do not permit employers to restrict a claimant's choice of provider, making it more difficult for employers to utilize managed care approaches such as HMO's and PPO's. However, in many states, employers have the right to direct employees to a specific primary healthcare provider during the onset of a workers' compensation case, subject to the right of the employee to change physicians after a specific period. Since workers' compensation benefits are mandated by law and are subject to extensive regulation, payors and employers do not have the same flexibility to alter benefits as they have with other health benefits programs. In addition, workers' compensation programs vary from state to state, making it difficult for payors and multi-state employers to adopt uniform policies to administer, manage, and control the costs of benefits. As a result, managing the cost of workers' compensation requires approaches, which are tailored to the specified regulatory environment(s) in which the employer is operating.

        Managed care techniques are intended to control the cost of healthcare services and to measure the performance of providers through intervention and on-going review of services proposed and actually provided. Managed care techniques were originally developed to stem the rising costs of group medical care. Historically, employers were slow to apply managed care techniques to workers' compensation costs primarily because the aggregate costs are relatively small compared to costs associated with group health benefits and because state-by-state regulations related to workers' compensation are far more complex than those related to group health. However, in recent years, employers and insurance carriers have been increasing their focus on applying managed care techniques to control their worker's compensation costs.

        An increasing number of states have adopted legislation encouraging the use of workers' compensation managed care organizations ("MCO's") in an effort to allow employers to control their workers' compensation costs. MCO laws generally provide employers an opportunity to channel injured employees into provider networks. In certain states, MCO laws require licensed MCO's to offer certain specified services, such as utilization management, case management, peer review and provider bill review. Most of the MCO laws adopted to date establish a framework within which a company such as the Company can provide its customers a full range of managed care services for greater cost control.

        Auto Managed Care and Group Health Managed Care

        Medical expenses are one of the largest components of auto insurers' costs and ultimately drive the premiums charged to policyholders. Effective management of these costs, combined with an optimal managed care program, is the key to reducing costs and achieving customer satisfaction. The Company's Auto Managed Care Program offers a continuum of services that facilitate patient recovery and medical costs containment.

        The Company's Group Health Program also includes a continuum of services designed to control healthcare expenditures while advocating quality care for employees. Employee health benefit programs demand broad, flexible provider choice with assisted access to the healthcare system.

BUSINESS STRATEGY

        The Company believes that payors and employers impacted by the escalating medical costs of workers' compensation, group health, and auto insurance will increasingly require services and programs to manage such costs. The Company's business strategy is to offer a range of services through a national network of branch offices, supported by information management systems, to respond to such need on both a local and national level.

Breadth of Service

        A key element of the Company's strategy is to capitalize on its background and specialization in workers' compensation, established initially in the area of case management, to offer a range of services, including bill review, PPO's and independent medical examinations ("IME's"), to assist insurance carriers, TPA's and self-administered employers in managing the cost of workers' compensation and monitoring the quality of care provided. The Company plans to continue to expand its range of services to respond to the needs of its customers.

National Branch Office Network

        An integral part of the Company's strategy is to offer services at the local or regional level where workers' compensation claims are administered. Each office has access to centralized services and software developed at the Company's corporate offices and is capable of responding to the particular regulatory environment in which it operates. The Company adds branch offices by identifying target markets, generally geographically contiguous to an existing market, where it believes it can successfully introduce one or more of its services. The Company may also establish new offices in response to the needs of national customers. In addition to expanding the number of branch office locations, the Company expects to add existing services as well as new services to its branch offices.

Informational Management Capabilities

        The Company's strategy also includes the continued development of software and its computer system network capable of supporting the review and management of medical information on the internet. Claims and patient data can be entered from field locations, processed by the Company and made available for consolidated reporting or for automated interfacing to customer computer systems.

BUSINESS

        The Company offers services in two general categories, provider programs and patient management services, to assist its customers in managing the increasing medical costs of workers' compensation, group health and auto insurance, and monitoring the quality of care provided to claimants.

PROVIDER PROGRAMS

        The Company's provider program services are designed to reduce the price paid by its customers for medical services rendered in workers' compensation cases. The provider programs offered by the Company include automated medical fee auditing, preferred provider services, and retrospective utilization review.

        MedCheck - CorVel's Proprietary Bill Review System

        Many states have adopted fee schedules, which regulate the maximum allowable fees payable under workers' compensation for procedures performed by a variety of health treatment providers. Such schedules may also include fees for hospital treatment. The purpose of a fee schedule is to standardize the billing process by using uniform procedure descriptions and to set maximum reimbursement levels for each covered service.

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

        The Company offers its fee schedule auditing through a computerized medical bill review service called MedCheck, which combines automated data reporting and transmission capabilities. MedCheck consists of an online computer-based information system comprised of a proprietary software program which stores and accesses state-mandated fee schedules and licensed usual and customary charge information. MedCheck is also being utilized for the review of medical charges under certain non-workers' compensation insurance coverages. With the MedCheck service, the Company is capable of:

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

        o Sending claims data directly to carriers' databases, thereby reducing costs due to repetitive or erroneous data entry

        o  PPO management

        o  Internet based reporting tools

        o  Pharmacy review

        In addition to providing the MedCheck software suite, CorVel also supports insurers and administrators with a full array of outsource capabilities. The Company provides a proprietary national PPO, as well as case managers both on-site and from telephonic hub operations. These systems can be interfaced to insurers through the Company's wide area network (WAN) as well as through its website and virtual private networks (VPN's). When installed at an insurer, the MedCheck suite can accept electronic data interfaces (EDI) from CorVel and other sources. This interface automates the reimbursement of provider reimbursements, allows for the application of all MedCheck fees to the individual claim file and eliminates the need for manual redundant data entry of MedCheck results by the carriers' claims personnel. In addition, MedCheck can send its own files on to the mainframe claims administration systems of major insurers and other payors. The system is designed for easy access by claims adjusters and includes functionality for such part-time users within the claims payment environment.

        Recent MedCheck Development

        During fiscal 2001, the Company announced the release of its MedCheck, version 3.5 software, which adjudicates medical reimbursement for workers' compensation, automobile, and group health claims. Casualty claims are typically managed through many geographically dispersed offices. MedCheck, version 3.5, is web-enabled, allowing claims to be submitted electronically, as well as through traditional paper processes. Version 3.5, includes expanded PPO administration features and browser-based interfaces for both claims processing and reporting. The product had been previously expanded to include features unique to the processing of automobile claims. The current release is focused on applications in the workers' compensation market, and is of particular interest to State Funds, municipalities and other large insurance and TPA payors.

        CorVel customers can utilize MedCheck's service bureau capabilities to outsource their bill review processing needs. However, they can also process varying portions of their workload from their own sites, or utilize MedCheck on an ASP basis. In this latter mode the claims administration organization can access the software over the Internet and process all, or a portion of their claims, themselves. The use of ASP processing allows payors to benefit from all of MedCheck's capabilities without having to invest in computer systems, software support, and maintenance or the administration of the many information databases critical to proper medical reimbursement adjudication.

        MedCheck includes automated processing capabilities. CorVel's AI module ("First Review") is designed to evaluate incoming medical bills, apply medical protocols and reimbursement guidelines and complete the reimbursement of the medical professional, all automatically. MedCheck 2000 is architected so that customers can seamlessly blend outsourced processing with work performed internally. Claims professionals, as well as various levels of management can easily access real-time reports of claims history. In addition to these AI features, MedCheck's development reflects CorVel's experience as one of the leading managed care companies in the country. The Company plans to continue to invest in the expansion of its MedCheck medical review software to better serve the claims processing needs of customers through automated interfacing with its customers' computer systems.

        Preferred Provider Services

        PPO's are groups of hospitals, physicians and other health care providers that offer services at pre-negotiated rates to employee groups. PPO networks offer the employer an additional means of managing workers' compensation costs by reducing the per-unit price of medical services provided to employees. The Company provides its customers with access to its PPO network, "CorCare". Bills submitted from PPO's are identified through the MedCheck review process, and the submitted charges are then audited against the PPO schedule and against any applicable fee schedule or usual and customary charges. The fee approved for payment is the lower of the submitted charges or the lowest allowable fee identified. Some of the features of the Company's PPO network services include: national networks for all coverages, board certified physicians, automated provider credentialing, patient channeling, online provider look-up and printable directories.

        The Company offers online provider look-up on its website
(http://www.corvel.com) or the Company's eCommerce website
(http://www.caremc.com) where users can locate providers in their area, see a map, get door to door driving directions or print an entire directory. CorVel also offers 24 hour, toll free telephonic access via its Interactive Voice Response (IVR) System.

        Hospital Inpatient and Outpatient Bill Review Services

        The Company expanded its line of bill review services by adding unique capabilities for reviewing hospital inpatient and outpatient medical reimbursement. CorVel offers cost containment by applying a clinical medical review to hospital claims conducted by registered nurses. Our nurse reviewers use a proprietary nationwide database of usual and customary charges. This database provides usual and customary charges for the detailed charges, which are specified on the itemized hospital bill. Access to hospital charge master line items through this database enables CorVel to track billing trends throughout the nation, while streamlining the nurse review process. This service, named MedCheck Select, provides a national database of hospital charges detailed by line item in each hospital's individual billing system. By converting different hospital billing systems to a common database, the Company can create "usual and customary" expectations for hospital expenses. Revenues for this service expanded throughout the year, and add to the Company's line of in-patient medical review and PPO activities. Some of the features of this service include: hospital line item bill review, fee negotiation, application of PPO contracts, and usual & customary review.

        Objectives of the service include:

        o  Assure that billed charges are usual and customary

        o  Confirm services were medically necessary

        o  Reduce claim costs through negotiated agreements

        o  Substantiate, by report, charges over usual and customary

        o  Support the payor and patient in all appeals

        Check Processing

        CorVel has the capability to provide checkwriting services for its customers. The provider payment check can be added to the bill analysis (EOB) to produce one combined document, which is mailed to the provider.

        Utilization Management

        Utilization Management programs preview proposed ambulatory care to determine: appropriateness, frequency, duration, and setting. Utilizing experienced RN's, proprietary medical treatment protocols, and "expert systems" technology, unnecessary treatments and associated costs are avoided. Processes in Utilization Management include: review injury, diagnosis, and treatment plan; contact and negotiate provider's treatment requirements, certifying appropriateness of treatment parameters and/or additional treatment requests; and respond to provider requests for additional treatment.

        Precertification of Hospitalization

        The pre-admission certification program is a review service, which verifies the medical necessity of proposed hospital admissions, and determines the appropriate length of stay. The CorVel staff of nurses and reviewers, assisted by an automated medical rules/protocols system and backed up by physician consultants, individually evaluates every hospital admissions request. Pre-certification objectives include the following: determine appropriateness of proposed or emergent hospitalization; determine the medical necessity for hospital admission/inpatient care: explore alternatives to inpatient treatment; if inpatient care is required, determine the appropriate length of stay and monitor the patient's condition throughout the hospitalization to prevent unnecessary inpatient days; channel the patient to a CorVel PPO provider/facility; and develop and implement a timely discharge plan.

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

PATIENT MANAGEMENT SERVICES

        In addition to its provider program services, the Company offers a range of patient management services, which involve working on a one-on-one basis with injured employees and their various health care professionals, employers and insurance company adjusters. Patient management services are designed both to assist in maximizing medical improvement and, where appropriate, to expedite return to work. The services designed to monitor the medical necessity and appropriateness of health care services provided to workers' compensation claimants and to expedite their return to work. The Company offers these services on a stand-alone basis, or as an integrated component of its medical cost containment services.

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

        Advocacy software is CorVel's line of case management tools for the managed care industry. The Advocacy suite of services include: first notice of loss, early intervention, utilization management, telephonic case management, on-site case management, independent medical examinations, peer review and vocational rehabilitation.

        The software helps operators determine available indemnity payments from the employer and coordinate case management information and issues. Protocols regarding length of disability are incorporated to guide the management of cases. Management and operations reports, electronic data interchange and billing are additional features of the software.

        Medical Case Management

        The Company offers medical case management services where the injury is catastrophic or complex in nature, or where prolonged recovery is anticipated. The medical management components of CorVel's program focuses on medical intervention, management and appropriateness. In these cases, the Company's case managers confer with the attending physician, other providers, the patient and the patient's family to identify the appropriate rehabilitative treatment and most cost-effective health care alternatives, including transferring the patient from a hospital to an alternative care facility. The program is geared towards offering the injured party prompt access to appropriate medical providers who will provide quality cost-effective medical care within the guidelines established and accepted within the medical community. Case managers may coordinate the services or care required and may arrange for special pricing of the required services.

        Early Telephonic Case Management

        Through the claims interface and artificial intelligence process and/or call center, the need for Medical Case Management is defined. Case Management facilitates and promotes patient care, which minimizes fragmentation, facilitates patient progression through the healthcare system, attends to the needs of the patient, and represents a merging of clinical and financial interests, systems, and outcomes. The Case Manager, through contact with the patient and/or family, personalizes an often impersonal healthcare system, transmits the insurer's concern for the patient, and facilitates communication between the patient, insurer, and healthcare providers.

        Vocational Rehabilitation

        In certain states, vocational rehabilitation is a legislated benefit of workers' compensation, which assists the employee's return to former employment or another job function with similar economic value. The Company offers vocational services to reduce workers' compensation costs and expedite the injured employee's return to work.

        CorVel offers vocational services to evaluate the claimant's education, training, and experience. Vocational services include work capacity assessments, job analysis, transferable skill analysis, job modification, vocational testing, job placement assistance, labor market surveys and retraining. After an employee sustains an injury, the Company performs an analysis of the employee's current job and other potential jobs which could be performed for the employer, meets with the treating physician to determine the diagnosis and prognosis for return to work, presents job analyses to obtain a release to return to work, develops plans for employee training and generally monitors the employee's return to work. By working with the employer, they can provide job modification or light-duty alternatives until the physician lifts the claimant's physical limitations. In addition, CorVel can evaluate participial payment claims if the claimant returns to work in a new position, working for less than their pre-injury wage.

        Early Intervention

        The earlier the Company becomes involved in an episode of care, the greater the impact on the healthcare outcome. The Company's early intervention program begins a series of steps that promote an employee's timely return-to-work including immediate telephonic assessment to ensure that an appropriate course of treatment is established and adhered to through the entire episode of care. CorVel's early intervention program features: automated, immediate notification, immediate patient assessment, clinical protocols and guidelines, channeling to preferred providers, private labeling options, and telephonic case management.

        Independent Medical Examinations

        The Company arranges for an IME to assist customers in evaluating workers' compensation and other casualty claims. A medical examination involves the assessment of a person's condition often for use in determining the extent and nature of an injury. IME's are focused to answer specific requirements including relationships of diagnosis to specific injury, accident or illness, further treatment recommendations, extent of permanent impairment or disability, and other information as needed. In general, a physician examines the patient and prepares a report that describes the nature and extent of injuries, as well as the future medical requirements. The Company produces preliminary reports within five days, and final reports within ten days of examination. The Company provides IMEs through a network of independent physicians. The IME services include IME's, Second Opinions, Peer Reviews, Chart Reviews, Legal Testimony, Physical Capacity Exams, Pre-employment Physicials, and Fitness for Duty Exams.

        Durable Medical Equipment Network

        CorCare DME (durable medical equipment) provides, through CorVel's eCommerce CareMC, a fully automated equipment ordering and status management system. Orders are fulfilled using local, preferred equipment distributors and billing and reimbursement for each transaction is automatically processed. CorCare DME offers: web-based ordering, call center convenience, preferred pricing, status management through CareMC, and automated billing and reimbursement.

CUSTOMERS AND MARKETING

        The Company's customers are workers' compensation insurers and, to a lesser extent, TPA's and self-administered employers. Many claims management decisions in workers' compensation are the responsibility of the local claims office of national or regional insurers. The Company's national branch office network has been established to enable the Company to market and offer its services at both a local and national account level. The Company is placing increasing emphasis on national account marketing. The marketing activities of the Company are conducted by account executives located in key geographic areas, and by national account executives from the corporate office. Most of the major workers' compensation insurance carriers conduct business with the Company. None of the Company's customers represented more than 10% of revenues in fiscal 1999, 2000, or 2001.

COMPETITION AND MARKET CONDITIONS

        The healthcare cost containment industry is highly fragmented and competitive. The intensity of competition can be expected to increase. The Company's primary competitors in the workers' compensation market are several large insurance carriers which offer one or more services similar to those offered by the Company, HMOs and numerous independent companies, typically on a local or regional basis. The Company also competes with national and local firms specializing in utilization review and with major insurance carriers and TPAs which have implemented their own internal utilization review services. Many of the Company's competitors are significantly larger and have greater financial and marketing resources than the Company. There can be no assurance that the Company will continue to maintain its existing performance, or be successful with any new products or in any new geographical markets it may enter. Moreover, the Company's customers may establish the in-house capability of performing services offered by the Company.

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

        In addition, if the Company is thereafter merged into another entity, or if 50% or more of the Company's consolidated assets or earning power are sold, then the Right will entitle its holder to buy common shares of the acquiring entity having a market value equal to two times the then-current exercise price of the Right. The Company's Board of Directors may exchange or redeem the Rights under certain conditions.

EMPLOYEES

        As of March 31, 2001, CorVel had approximately 3,000 employees, including nurses, therapists, counselors and other employees. No employees are represented by any collective bargaining unit. Management considers its relationship with its employees to be good.

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

        In addition, the Company expects that a considerable amount of its future growth will depend on its ability to process and manage claims data more efficiently and to provide more meaningful healthcare information to customers and payors of healthcare. There can be no assurance that the Company's current data processing capabilities will be adequate for its future growth, that it will be able to efficiently upgrade its systems to meet future demands, or that the Company will be able to develop, license or otherwise acquire software to address these market demands as well or as timely as its competitors.

        POSSIBLE VOLATILITY OF STOCK PRICE. The market price of the Company's Common Stock may be highly volatile. Factors such as variations in the Company's revenues, earnings and cash flow, general market trends in the workers' compensation managed care market, and announcements of innovations by the Company or its competitors could cause the market price of the Common Stock to fluctuate substantially. Specifically, the year-to-year percentage growth in operating results for the Company's more recent fiscal years has been lower than the growth rates historically experienced by the Company. The Company's slower growth rate in those fiscal years was partially attributable to a reduction in the growth rate of health care expenditures nationally, contributing to a reduction in the growth of claims processed by the Company. There can be no assurance that the Company's growth rate in the future, if any will be at or near historical levels.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        There were no matters submitted to a vote of stockholders during the quarter ended March 31, 2001.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

MARKET INFORMATION

        The Company's Common Stock is traded on the NASDAQ National Market under the symbol CRVL. The quarterly high and low sales prices for the Company's Common Stock for fiscal years 2000 and 2001 as reported by NASDAQ are set forth below for the periods indicated as adjusted for the 2-for-1 stock split in the form of a 100% dividend paid on June 14, 1999:

                                               High             Low
                                              ------           ------
FISCAL YEAR ENDED MARCH 31, 2000:
Quarter Ended June 30, 1999:                  $21.63           $17.50
Quarter Ended September 30, 1999:              26.25            20.25
Quarter Ended December 31, 1999:               24.00            16.94
Quarter Ended March 31, 2000:                  29.00            21.38

FISCAL YEAR ENDED MARCH 31, 2001:
Quarter Ended June 30, 2000:                  $29.69           $22.75
Quarter Ended September 30, 2000:              29.50            25.05
Quarter Ended December 31, 2000:               37.88            25.50
Quarter Ended March 31, 2001:                  37.25            31.50

        The last sales price for the Company's Common Stock as reported by NASDAQ on May 31, 2001 was $35.80. As of May 31, 2001, there were 750 holders of record of the Company's Common Stock. The Company has never paid any cash dividends on its Common Stock and has no current plans to do so.

ITEM 6. SELECTED FINANCIAL DATA.

        The selected consolidated financial data of the Company appears in a separate section of this Annual Report on Form 10-K on page 27.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        Management's Discussion and Analysis of Financial Condition and Results of Operations appears in a separate section of this Annual Report on Form 10-K beginning on page 28.

ITEM 7a. QUANTITATIVE AND QUALITITATIVE DISCLOSURES ABOUT MARKET RISK.

        Market risk generally represents the risk that losses may occur in the values of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. The Company has no market risks in these areas.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The Company's consolidated financial statements and schedule, as listed under Item 14, appear in a separate section of this Annual Report on Form 10-K beginning on page 31 and 23, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        During fiscal 2001, the Company changed its independent accountants from Ernst & Young LLP to Grant Thornton LLP. There were no disagreements with Ernst & Young LLP on any accounting, principles or practices, financial statement disclosure, or auditing scope or procedures.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The sections titled "Directors and Nominees," "Executive Officers of the Company," and "Compliance with Section 16(a) of the Exchange Act" appearing in the Company's Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders are incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

        The section titled "Executive Compensation and Related Information", except as stated therein, appearing in the Company's Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The section titled "Principal Stockholders" appearing in the Company's Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The section titled "Certain Transactions" appearing in the Company's Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)(1) CONSOLIDATED FINANCIAL STATEMENTS:

         The Company's consolidated financial statements appear in a separate section of this Annual Report on Form 10-K beginning on the pages referenced below:

                                                                            Page
                                                                            ----

Report of Independent Certified Public Accountants                           31

Consolidated Statements of Income for the Years Ended
   March 31, 1999, 2000, and 2001                                            33

Consolidated Balance Sheets as of March 31, 2000 and 2001                    34

Consolidated Statements of Stockholders' Equity for the Years
   Ended March 31, 1999, 2000, and 2001                                      35

Consolidated Statements of Cash Flows for the Years Ended
   March 31, 1999, 2000, and 2001                                            37

Notes to Consolidated Financial Statements                                   38

(2) FINANCIAL STATEMENT SCHEDULE:

        The Company's consolidated financial statements, as listed under Item 14(a)(1), appears in a separate section of the Annual Report on Form 10-K beginning on page 31. The Company's financial statement schedule is as follows:

Schedule II - Valuation and Qualifying Accounts

                                                          Additions
                                        Balance at        Charged to
                                        Beginning         Costs and                             Balance at
                                         of Year           Expenses          Deductions         End of Year
                                        ----------        ----------        -----------         -----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Year Ended March 31, 1999:              $2,082,000        $2,085,000        $(1,152,000)        $3,015,000
Year Ended March 31, 2000:               3,015,000         2,901,000         (2,521,000)         3,395,000
Year Ended March 31, 2001:               3,395,000         2,584,000         (2,592,000)         3,387,000

(3) EXHIBITS:
                                    EXHIBITS

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

10.1   Nonqualified Stock Option Agreement        Incorporated herein by reference to Exhibit 10.6 to
       between V. Gordon Clemons, the Company     the Company's Registration Statement on Form S-1
       and North Star together with all           Registration No. 33-40629.
       amendments and addendums thereto

10.2   Supplementary Agreement between            Incorporated herein by reference to Exhibit 10.7 to
       V. Gordon Clemons, the Company and         the Company's Registration Statement on Form S-1
       North Star                                 Registration No. 33-40629.

10.3   Amendment to Supplementary Agreement       Incorporated herein by reference to Exhibit 10.5
       between Mr. Clemons, the Company and       to the Company's Annual Report on Form 10-K for
       North Star                                 the fiscal year ended March 31, 1992.

10.4   Restated 1988 Executive Stock Option       Incorporated herein by reference to Exhibit 10.6 to
       Plan, as amended                           the Company's Annual Report on Form 10-K for the
                                                  fiscal year ended March 31, 1995.

10.5   Form of Notice of Grant of Stock Option    Incorporated herein by reference to Exhibit 10.8 to
       Under the Restated 1988 Executive Stock    the Company's Annual Report on Form 10-K for the
       Option Plan                                fiscal year ended March 31, 1994.

10.6   Form of Stock Option Agreement under the   Incorporated herein by reference to Exhibit 10.8 to
       Restated 1988 Executive Stock Option       the Company's Annual Report on Form 10-K for the
       Plan                                       fiscal year ended March 31, 1994.

EXHIBIT
NO.                  TITLE                                        METHOD OF FILING
-------              -----                                        ----------------
10.7   Form of Notice of Exercise under the       Incorporated herein by reference to Exhibit 10.9 to
       Restated 1988 Executive Stock Option       the Company's Annual Report on Form 10-K for the
       Plan                                       fiscal year ended March 31, 1994.

10.8   Employment Agreement of V. Gordon          Incorporated herein by reference to Exhibit 10.12
       Clemons                                    to the Company's Registration Statement on Form S-1
                                                  Registration No. 33-40629.

10.9   Restated 1991 Employee Stock Purchase      Incorporated herein by reference to Exhibit 10.11
       Plan, as amended                           in the Company's Annual Report on Form 10-K for the
                                                  fiscal year ended March 31, 1995.

10.10  Fidelity Master Plan for Savings and       Incorporated  herein by reference to Exhibits  10.16
       Investment, and amendments                 and 10.16A to the Company's Registration Statement
                                                  on Form S-1 Registration No. 33-40629.

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

10.15  Shareholder Rights Plan                    Incorporated herein by reference to the Company's
                                                  Form 8-K filed on February 28, 1997.

21.1   Subsidiaries of the Company                Attached.

23.1   Consent of Independent Auditors            Attached.

23.2   Consent of Independent Auditors            Attached.

(b) REPORTS ON FORM 8-K

        The Company filed a report on Form 8-K on April 5, 2001 to change the Company's independent auditors from Ernst & Young LLP to Grant Thornton LLP beginning with the audit for the fiscal year ended March 31, 2001.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                CORVEL CORPORATION


Date: June 27, 2001                             By: /s/ V. GORDON CLEMONS
                                                    ----------------------------
                                                        V. Gordon Clemons
                                                        Chairman and President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


       SIGNATURE                            TITLE                         DATE
       ---------                            -----                         ----
/s/ V. Gordon Clemons              Chairman and President             June 27, 2001
-----------------------------
    V. Gordon Clemons


/s/ Richard J. Schweppe            Chief Financial Officer and        June 27, 2001
-----------------------------      Accounting Officer
    Richard J. Schweppe


/s/ Peter E. Flynn                 Director                           June 27, 2001
-----------------------------
    Peter E. Flynn


/s/ Steven J. Hamerslag            Director                           June 27, 2001
-----------------------------
    Steven J. Hamerslag


/s/ Judd Jessup                    Director                           June 27, 2001
-----------------------------
    Judd Jessup


/s/ Jeffrey J. Michael             Director                           June 27, 2001
-----------------------------
    Jeffrey J. Michael

                      SELECTED CONSOLIDATED FINANCIAL DATA

        The following selected financial data for the five years ended March 31, 2001, have been derived from the Company's audited consolidated financial statements. The following data should be read in conjunction with the Company's Consolidated Financial Statements, the related notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The following amounts are in thousands, except per share data.

                                                              YEAR  ENDED MARCH 31,
                                        ----------------------------------------------------------------
                                          1997          1998          1999          2000          2001
                                        --------      --------      --------      --------      --------
STATEMENT OF INCOME DATA:
Revenues                                $121,704      $141,709      $165,457      $186,765      $209,554
Costs and Expenses:
  Cost of revenues                        99,323       115,553       136,082       152,710       172,010
  General and administrative               8,645        11,029        12,596        14,752        16,389
                                        --------      --------      --------      --------      --------
                                         107,968       126,582       148,678       167,462       188,399
                                        --------      --------      --------      --------      --------

Income before income taxes                13,736        15,127        16,779        19,303        21,155
Income tax provision                       5,220         5,670         6,376         7,336         7,933
                                        ========      ========      ========      ========      ========
Net income                              $  8,516      $  9,457      $ 10,403      $ 11,967      $ 13,222
                                        ========      ========      ========      ========      ========
Net income per share:
  Basic                                 $   0.93      $   1.13      $   1.28      $   1.49      $   1.74
                                        ========      ========      ========      ========      ========
  Diluted                               $   0.91      $   1.10      $   1.26      $   1.47      $   1.70
                                        ========      ========      ========      ========      ========
Shares used in computing net income
  per share:
  Basic                                    9,170         8,386         8,155         8,021         7,599
  Diluted                                  9,370         8,572         8,261         8,151         7,781

Return on beginning of year equity          18.8%         20.5%         22.7%         22.5%         23.9%
Return on beginning of year assets          15.8%         16.1%         17.2%         17.4%         18.6%

BALANCE SHEET DATA AS OF MARCH 31,        1997          1998          1999          2000          2001
                                        --------      --------      --------      --------      --------
Cash and cash equivalents               $ 15,665      $  8,430      $  9,052      $  5,643      $  9,457
Accounts receivable, net                  22,294        25,633        31,562        35,874        34,316
Working capital                           28,596        24,726        31,700        34,396        35,130
Total assets                              58,824        60,491        68,737        71,187        77,565
Retained earnings                         27,426        36,883        47,286        59,253        72,475
Treasury stock                             9,461        21,727        26,990        39,956        53,903
Total stockholders' equity                46,087        45,771        53,214        55,293        58,718

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

        The Company derives the majority of its revenues from providing patient management and provider program services to payors of workers' compensation benefits and health insurance benefits. Patient management services include early intervention, utilization review, medical case management, vocational rehabilitation, and independent medical examinations. Provider program revenues include fee schedule auditing, hospital bill auditing, and preferred provider referral services. The percentages of revenues attributable to patient management and provider program services for the fiscal years ended March 31, 1999, 2000, and 2001 are as follows:

                                 1999       2000       2001
                                -----      -----      -----
Patient management services      58.5%      59.9%      59.3%
Provider program services        41.5%      40.1%      40.7%
                                -----      -----      -----
                                100.0%     100.0%     100.0%
                                =====      =====      =====

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, the percentage of revenues represented by certain items reflected in the Company's consolidated statements of income. The Company's past operating results are not necessarily indicative of future operating results.

                                        YEAR ENDED MARCH 31,
                                  ---------------------------------
                                  1999          2000          2001
                                  -----         -----         -----
Revenues                          100.0%        100.0%        100.0%
Cost of revenues                   82.3          81.8          82.1
Gross profit                       17.7          18.2          17.9
General and administrative          7.6           7.9           7.8
Income before income taxes         10.1          10.3          10.1
Net income                          6.3           6.4           6.3

Years Ended March 31, 1999, 2000 and 2001

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

        Revenues for fiscal 2001 increased by 12% to $210 million from $187 million in fiscal 2000, an increase of $23 million. The majority of this growth came from patient management services, which grew 11% from $112 million in fiscal year 2000 to $124 million in fiscal 2001, primarily due to an increase in referrals from existing customers. Provider program services increased by $10 million from $75 million in fiscal 2000 to $85 million in fiscal 2001, an increase of 13%. This increase is primarily due to the increased volume of bills processed along with continued growth in the Company's provider network.

        The Company's cost of revenues consists primarily of salaries, salary related taxes and benefits, rent, telephone, and costs related to the Company's computer operations, including depreciation and amortization. Costs of revenues increased from $136 million in fiscal 1999 and $153 million in fiscal 2000, to $172 million in fiscal 2001, primarily due to the increases in revenues as noted above.

        Cost of services as a percentage of revenues was 82.3% during fiscal 1999 and 81.8% in fiscal 2000, and increased to 82.1% in fiscal 2001. During fiscal 2001, the cost of revenue percentage increased due to improved margins in the provider programs business offset by declining margins in the patient management business due to the percentage increase in costs exceeding the percentage increase in prices. Patient management services have a higher cost of services percentage than that of provider programs. There is no guarantee the cost of service percentage will remain constant or decrease, should the Company pursue a strategy of reducing price in order to obtain greater market share or if competition causes pricing pressure in the industry.

        General and administrative expense increased from $13 million in fiscal 1999 and $15 million in fiscal 2000 to $16 million in fiscal 2001. This increase was primarily due to increased MIS staff to support the Company's implementation of CareMC and further electronic data interface capabilities as required by customer needs. General and administrative expenses were 7.6%, 7.9%, and 7.8% for the years ended March 31, 1999, 2000 and 2001, respectively.

LIQUIDITY AND CAPITAL RESOURCES

        The Company has funded its operations and capital expenditures primarily from cash flow from operations. During fiscal 2000, net working capital increased by $1 million from $34 million at March 31, 2000 to $35 million at March 31, 2001. This increase is primarily due to the $13 million of net income earned by the Company during fiscal 2001 offset by repurchase of the Company's common stock. As of March 31, 2001, the Company had $9 million in cash and cash equivalents, invested primarily in short-term, highly liquid investments with maturities of 90 days or less. The Company has no interest-bearing short-term debt.

        The Company has historically required substantial capital to fund the growth of its operations, particularly working capital to fund the growth in accounts receivable and capital expenditures. The Company believes, however, that the cash balance at March 31, 2001 along with anticipated internally generated funds will be sufficient to meet the Company's expected cash requirements for at least the next twelve months.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Stockholders and Board of Directors
CorVel Corporation

        We have audited the accompanying consolidated balance sheet of CorVel Corporation as of March 31, 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CorVel Corporation at March 31, 2001, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited Schedule II of CorVel Corporation for the year ended March 31, 2001. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


                                              /s/ Grant Thornton LLP


Portland, Oregon
May 11, 2001

                         REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
CorVel Corporation

        We have audited the accompanying consolidated balance sheet of CorVel Corporation as of March 31, 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the two years in the period ended March 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CorVel Corporation at March 31, 2000, and the consolidated results of its operations and its cash flows for each of the two years in the period ended March 31, 2000, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                               /s/ ERNST & YOUNG LLP


Orange County, California
May 9, 2000

                               CORVEL CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME

                                                               YEARS ENDED MARCH 31,
                                                   ----------------------------------------------
                                                       1999             2000             2001
                                                   ------------     ------------     ------------
REVENUES                                           $165,457,000     $186,765,000     $209,554,000

COSTS AND EXPENSES
Cost of revenues                                    136,082,000      152,710,000      172,010,000
General and administrative                           12,596,000       14,752,000       16,389,000
                                                   ------------     ------------     ------------
                                                    148,678,000      167,462,000      188,399,000
                                                   ------------     ------------     ------------
Income before income taxes                           16,779,000       19,303,000       21,155,000
Income tax provision                                  6,376,000        7,336,000        7,933,000
                                                   ------------     ------------     ------------
NET INCOME                                         $ 10,403,000     $ 11,967,000     $ 13,222,000
                                                   ============     ============     ============

Net income per share:
Basic                                              $       1.28     $       1.49     $       1.74
                                                   ============     ============     ============
Diluted                                            $       1.26     $       1.47     $       1.70
                                                   ============     ============     ============

Shares used in computing net income per share:
Basic                                                 8,155,000        8,021,000        7,599,000
Diluted                                               8,261,000        8,151,000        7,781,000

See accompanying notes to consolidated financial statements.

                               CORVEL CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                           MARCH 31,
                                                                 ------------------------------
                                                                     2000              2001
                                                                 ------------      ------------
ASSETS

Current Assets
Cash and cash equivalents                                        $  5,643,000      $  9,457,000
Accounts receivable (less allowance for
  doubtful accounts of $3,395,000 in 2000
  and $3,387,000 in 2001)                                          35,874,000        34,316,000
Prepaid expenses and taxes                                          1,931,000         2,465,000
Deferred income taxes                                               3,833,000         4,130,000
                                                                 ------------      ------------
     Total current assets                                          47,281,000        50,368,000
                                                                 ------------      ------------

Property and equipment, net                                        16,631,000        20,071,000

Other assets                                                        7,275,000         7,126,000
                                                                 ------------      ------------
                                                                 $ 71,187,000      $ 77,565,000
                                                                 ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts and taxes payable                                       $  5,310,000      $  3,006,000
Accrued liabilities                                                 7,575,000        12,232,000
                                                                 ------------      ------------
    Total current liabilities                                      12,885,000        15,238,000
                                                                 ------------      ------------

Deferred income taxes                                               3,009,000         3,609,000

Commitments and Contingencies

Stockholders' Equity

Common Stock, $.0001 par value: 20,000,000
  shares authorized; 10,079,001 and 10,296,469
  shares issued and outstanding in 2000 and
  2001, respectively
                                                                        1,000             1,000
Paid-in Capital
                                                                   35,995,000        40,145,000
Treasury Stock, at cost (2,333,340 shares in
  2000 and 2,807,940 shares in 2001)
                                                                  (39,956,000)      (53,903,000)
Retained Earnings
     Total stockholders' equity                                    59,253,000        72,475,000
                                                                 ------------      ------------
                                                                   55,293,000        58,718,000
                                                                 ------------      ------------
                                                                 $ 71,187,000      $ 77,565,000
                                                                 ============      ============

See accompanying notes to consolidated financial statements

                               CORVEL CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   YEARS ENDED MARCH 31, 1999, 2000, AND 2001

                                                                               COMMON
                                           COMMON            COMMON           STOCK AND
                                           STOCK-            STOCK-            PAID IN           TREASURY
                                           SHARES            AMOUNT            CAPITAL            SHARES
                                         ----------        ----------        -----------        ----------
Balance - March 31, 1998                  9,706,944        $    1,000        $30,614,000        (1,461,200)
Stock issued under employee stock
purchase plan                                34,428                --            541,000                --
Stock issued and income tax
benefits under stock option plan,
net of shares repurchased
                                            144,204                --          1,762,000                --
Purchase of common stock                         --                --                 --          (286,080)

Net income                                       --                --                 --                --
                                         ----------        ----------        -----------        ----------
Balance - March 31, 1999                  9,885,576             1,000         32,917,000        (1,747,280)
                                         ----------        ----------        -----------        ----------
Stock issued under employee stock
purchase plan                                34,800                --            588,000                --

Stock issued and income tax
benefits under stock option plan,
net of shares repurchased                   158,625                --          2,490,000                --


Purchase of common stock                         --                --                 --          (586,060)

Net income                                       --                --                 --                --
                                         ----------        ----------        -----------        ----------
Balance - March 31, 2000                 10,079,001             1,000         35,995,000        (2,333,340)
                                         ----------        ----------        -----------        ----------
Stock issued under employee stock
purchase plan                                30,072                --            687,000                --

Stock issued and income tax
benefits under stock option plan,
net of shares repurchased                   187,396                --          3,463,000                --

Purchase of common stock                         --                --                 --          (474,600)

Net income                                       --                --                 --                --
                                         ----------        ----------        -----------        ----------
Balance - March 31, 2001                 10,296,469        $    1,000        $40,145,000        (2,807,940)
                                         ==========        ==========        ===========        ==========

See accompanying notes to consolidated financial statements.

                               CORVEL CORPORATION
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - CONTINUED
                   YEARS ENDED MARCH 31, 1999, 2000, AND 2001


                                                      SHARES -            RETAINED              TOTAL
                                                        COST              EARNINGS          SHAREHOLDERS'
                                                    ------------         -----------        ------------
Balance - March 31, 1998                            $(21,727,000)        $36,883,000        $ 45,771,000
Stock issued under employee stock purchase
plan                                                          --                  --             541,000

Stock issued and income tax benefits under
stock option plan, net of shares repurchased
                                                              --                  --           1,762,000

Purchase of common stock                              (5,263,000)                 --          (5,263,000)

Net income                                                    --          10,403,000          10,403,000
                                                    ------------         -----------        ------------
Balance - March 31, 1999                             (26,990,000)         47,286,000          53,214,000
                                                    ------------         -----------        ------------
Stock issued under employee stock purchase
plan                                                          --                  --             588,000

Stock issued and income tax benefits under
stock option plan                                             --                  --           2,490,000

Purchase of common stock                             (12,966,000)                 --         (12,966,000)

Net income                                                    --          11,967,000          11,967,000
                                                    ------------         -----------        ------------
Balance - March 31, 2000                             (39,956,000)         59,253,000          55,293,000
                                                    ------------         -----------        ------------
Stock issued under employee stock purchase
plan                                                          --                  --             687,000

Stock issued and income tax benefits under
stock option plan, net of shares repurchased
                                                              --                  --           3,463,000

Purchase of common stock                             (13,947,000)                 --         (13,947,000)

Net income                                                    --          13,222,000          13,222,000
                                                    ------------         -----------        ------------
Balance - March 31, 2001                            $(53,903,000)        $72,475,000        $ 58,718,000
                                                    ============         ===========        ============

See accompanying notes to consolidated financial statements.

                               CORVEL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Years Ended March 31,
                                                             ------------------------------------------------------
                                                                1999                  2000                  2001
                                                             ------------         ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                             $ 10,403,000         $ 11,967,000         $ 13,222,000

      Adjustments to reconcile net income to net cash
        provided by operating activities:
         Depreciation                                           6,344,000            6,965,000            6,759,000
         Deferred income taxes                                   (588,000)            (131,000)             303,000
         Loss on write down and (gain) on disposal
           of property and equipment                               37,000              192,000              (45,000)
         Changes in operating assets and liabilities:
              Accounts receivable                              (5,929,000)          (4,312,000)           1,558,000
              Prepaid expenses and taxes                         (120,000)          (1,075,000)            (534,000)
              Accounts and taxes payable                          390,000           (1,158,000)          (2,304,000)
              Accrued liabilities                                 154,000            1,050,000            4,657,000
              Other assets                                       (482,000)            (779,000)             149,000
                                                             ------------         ------------         ------------
      Net cash provided by operating activities                10,209,000           12,719,000           23,765,000
                                                             ------------         ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES

      Purchases of property and equipment                      (6,627,000)          (6,240,000)         (10,154,000)
                                                             ------------         ------------         ------------
      Net cash used in investing activities                    (6,627,000)          (6,240,000)         (10,154,000)
                                                             ------------         ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES

      Proceeds and tax benefits from
         exercise of stock options                              2,303,000            3,078,000            4,150,000
      Purchase of common stock                                 (5,263,000)         (12,966,000)         (13,947,000)
                                                             ------------         ------------         ------------
      Net cash used in financing activities                    (2,960,000)          (9,888,000)          (9,797,000)
                                                             ------------         ------------         ------------

Net increase (decrease) in cash and cash equivalents              622,000           (3,409,000)           3,814,000
Cash and cash equivalents at beginning of year                  8,430,000            9,052,000            5,643,000
                                                             ------------         ------------         ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                     $  9,052,000         $  5,643,000         $  9,457,000
                                                             ============         ============         ============

See accompanying notes to consolidated financial statements.

                               CORVEL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001


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

        Use of Estimates: The preparation of financial statements in conforming with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. Actual results could differ from those estimates.

        Cash and Cash Equivalents: Cash and cash equivalents consists of short-term highly-liquid investments with maturities of 90 days or less when purchased. The carrying amounts of the Company's financial instruments approximate their relative fair values at March 31, 2000 and 2001.

        Revenue Recognition: The Company's revenues are recognized primarily as services are rendered based on time and expenses incurred. A certain portion of the Company's revenues are derived from fee schedule auditing which is based on the number of provider charges audited and, to a limited extent, on a percentage of savings achieved for the Company's clients. Accounts receivable includes $2,486,000 and $3,749,000 of unbilled receivables at March 31, 2000 and 2001, respectively. No one customer accounted for more than 10% of consolidated revenues during the years ended March 31, 1999, 2000 and 2001.

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

                               CORVEL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        Other Assets: Other assets consists primarily of the excess of the purchase price over the estimated fair value of the net assets of businesses acquired (goodwill) and is being amortized using the straight-line method over periods not exceeding 40 years. Goodwill amounted to $6,013,000 (net of accumulated amortization of $1,736,000) at March 31, 2000 and $5,978,000 (net of accumulated amortization of $1,672,000) at March 31, 2001.

        Concentrations of Credit Risk: The Company performs periodic credit evaluations of its customers' financial condition and does not require collateral. No other single customer accounted for 10% of accounts receivable in 2000 or 2001. Receivables are generally due within 60 days. Credit losses relating to customers in the workers' compensation insurance industry consistently have been within management's expectations.

        Income Taxes: The Company provides for income taxes under the liability method. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities as measured by the enacted tax rates which are expected to be in effect when these differences reverse. Income tax expense is the tax payable for the period and the change during the period in net deferred tax assets and liabilities.

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

                               CORVEL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        In 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities, which is effective for 2000. SFAS 133 will require the Company to record all derivatives on the balance sheet at fair value. For derivatives that are hedges, changes in the fair value of derivatives will be offset by the changes in the fair value of the hedged assets, liabilities or firm commitments. The new standard, as amended by SFAS 137 and SFAS 138, is effective for fiscal years beginning after June 15, 2000. The Company believes the impact of adopting this standard will not be material to results of operations or equity.

NOTE B - PROPERTY AND EQUIPMENT

        Property and equipment consists of the following at March 31:

                                                           2000               2001
                                                       -----------        -----------
Office equipment and computers                         $30,851,000        $27,560,000
Computer software                                       13,735,000         14,201,000
Leasehold improvements                                   1,460,000          1,731,000
                                                       -----------        -----------
                                                        46,046,000         43,492,000

Less: accumulated depreciation and amortization         29,415,000         23,421,000
                                                       -----------        -----------
                                                       $16,631,000        $20,071,000
                                                       ===========        ===========

NOTE C - ACCRUED LIABILITIES

        Accrued liabilities consists of the following at March 31:

                                            2000                   2001
                                        -----------            -----------
Payroll and related benefits            $ 4,495,000            $ 9,401,000
Self-insurance accruals                     829,000              1,610,000
Other                                     2,251,000              1,221,000
                                        -----------            -----------
                                        $ 7,575,000            $12,232,000
                                        ===========            ===========

                               CORVEL CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                                 MARCH 31, 2001

NOTE D - INCOME TAXES

        The income tax provision consists of the following for the three years ended March 31:

                              1999                2000                2001
                          -----------         -----------         ----------
Current - Federal         $ 6,337,000         $ 6,745,000         $7,010,000
Current - State               627,000             722,000            620,000
                          -----------         -----------         ----------
  Subtotal                  6,964,000           7,467,000          7,630,000
                          -----------         -----------         ----------
Deferred - Federal           (537,000)           (118,000)           277,000
Deferred - State              (51,000)            (13,000)            26,000
                          -----------         -----------         ----------
  Subtotal                   (588,000)           (131,000)           303,000
                          -----------         -----------         ----------
                          $ 6,376,000         $ 7,336,000         $7,933,000
                          ===========         ===========         ==========

        Income tax benefits associated with the exercise of stock options were $289,000, $577,000 and $673,000 for fiscal 1999, 2000, and 2001, respectively.

        The following is a reconciliation of the income tax provision from the statutory federal income tax rate to the effective rate for the three years ended March 31:

                                                  1999             2000            2001
                                               -----------      ----------     -----------
Income taxes at federal statutory rate         $ 5,873,000      $6,756,000     $ 7,404,000
State income taxes, net of federal benefit         471,000         465,000         646,000
Goodwill amortization                               45,000         115,000          47,000
Other                                              (13,000)             --        (164,000)
                                               -----------      ----------     -----------
                                               $ 6,376,000      $7,336,000     $ 7,933,000
                                               ===========      ==========     ===========

        Income taxes paid totaled $4,787,000, $9,307,000 and $7,570,000 for the years ended March 31, 1999, 2000, and 2001, respectively.

                               CORVEL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE D - INCOME TAXES (CONTINUED)

         Deferred taxes at March 31, 2000 and 2001 are:

                                                      2000              2001
                                                   -----------      -----------
Deferred tax assets:
Accrued liabilities not currently deductible       $ 2,432,000      $ 2,806,000
Allowance for doubtful accounts                      1,207,000        1,321,000
Other                                                  194,000            3,000
                                                   -----------      -----------
Deferred assets                                      3,833,000        4,130,000

Deferred tax liabilities:
Excess of tax under book basis of fixed assets      (2,619,000)      (3,067,000)
Other                                                 (390,000)        (542,000)
                                                   -----------      -----------
Deferred liability                                  (3,009,000)      (3,609,000)
                                                   -----------      -----------
Net deferred tax asset                             $   824,000      $   521,000
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

                               CORVEL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE E - STOCK OPTION PLANS (CONTINUED)

        In addition to the Plan, the Company's President was issued an option to purchase 1,500,000 shares of common stock at an exercise price of $.0001 per share in January 1988. As of March 31, 2001, all of these options have vested and have been exercised. Summarized information for all stock options for the past three fiscal year follows:

                                              1999          2000          2001
                                            --------      --------      --------
Options outstanding at the
  Beginning of the year                      761,932       796,406       789,343
Options granted                              219,100       175,500       193,700
Options exercised                           (149,554)     (164,313)     (187,396)
Options cancelled                            (35,072)      (18,250)      (58,984)
                                            --------      --------      --------
Options outstanding at the end
  of the year                                796,406       789,343       736,663
                                            ========      ========      ========

During the year, weighted average price
  of options:

Granted                                     $  18.09      $  21.13      $  28.54

Exercised                                   $  10.55      $  12.41      $  15.08

Cancelled                                   $  15.20      $  17.52      $  19.54

At the end of the year:
Price range of outstanding options          $   8.50-     $   8.50-     $   8.50-
                                            $  18.88      $  23.63      $  34.75
Weighted average price per share            $  15.13      $  16.99      $  20.30
Options available for future grants          625,598       468,348       334,579
Exercisable options                          333,764       339,889       321,627

                               CORVEL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE E - STOCK OPTION PLANS (CONTINUED)

        The following table summarizes the status of stock options outstanding and exercisable at March 31, 2001:

                                                                 Outstanding                        Exercisable
                                              Weighted            Options-        Exercisable         Options-
                                               Average            Weighted         Options-           Weighted
                               Number of      Remaining            Average         Number of           Average
    Range of                  Outstanding    Contractual           Exercise       Exercisable         Exercise
 Exercise Prices                Options         Life                Price           Options            Price
 ---------------              -----------    -----------          ----------      -----------       -----------
 $ 8.50 - $15.50                175,720       2.92 years            $13.59          127,781            $13.55
  17.44 -  18.00                151,575       2.31 years             17.84           93,998             17.82
  18.09 -  23.63                221,721       3.56 years             20.33           99,848             19.77
  26.25 -  34.75                186,700       4.78 years             28.59                -                 -
                                -------       ----------            ------          -------            ------
Total                           735,716       3.39 years            $20.09          321,627            $16.73
                                =======       ==========            ======          =======            ======

        The Company has adopted the disclosure-only provisions of SFAS No. 123. Had compensation cost for the Company's stock option and stock purchase plans been recorded consistent with the provisions of SFAS No. 123, net income, net income per share-basic and net income per common share-diluted would have been for the three fiscal years ending March 31:

                                        1999            2000             2001
                                     ----------     -----------      -----------
Net income - adjusted                $9,971,000     $11,406,000      $12,584,000
Net income per share - basic              $1.22           $1.42            $1.66
Net income per share - diluted            $1.21           $1.40            $1.62

        The weighted average fair values at date of grant for options during fiscal 1999, 2000, and 2001, were $6.28, $6.56, and $9.59, respectively.

        The fair value of each plan is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for fiscal years ending March 31:

                                        1999            2000             2001
                                        ----            ----             ----
Expected volatility                      .28             .37              .41
Risk free interest rate                 5.7%            6.6%             4.8%

        The assumptions for all three years reflect no dividend yield and a weighted average option life of 4.7 years.

                               CORVEL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

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

NOTE F - EMPLOYEE STOCK PURCHASE PLAN

        The Company maintains an Employee Stock Purchase Plan which allows employees of the Company and its subsidiaries to purchase shares of common stock on the last day of two six-month purchase periods (i.e. March 31 and September
30) at a purchase price which is 85% of the closing sale price of shares as quoted on NASDAQ on the first or last day of such purchase period, whichever is lower. Employees are allowed to participate up to 20% of their gross pay. A maximum of 500,000 shares has been authorized for issuance under the plan, as amended. As of March 31, 1999, 339,000 shares had been issued pursuant to the plan. Summarized plan information is as follows:

                                       1999             2000             2001
                                     --------         --------         --------
Employee contributions               $541,000         $588,000         $687,000
Shares acquired                        34,428           34,800           30,072
Average purchase price                 $15.71           $16.90           $22.85

NOTE G - TREASURY STOCK

        The Company's Board of Directors has approved a plan to repurchase up to 3,400,000 shares of the Company's outstanding common stock. Purchases may be made from time to time depending on market conditions and other relevant factors. The share repurchases for fiscal years ending March 31, 1999, 2000 and 2001 are as follows:

                             1999           2000          2001      Cumulative
                         -----------    -----------   -----------   -----------
Shares repurchased           286,080        586,060       474,600     2,807,940
Cost                     $ 5,263,000    $12,966,000   $13,947,000   $53,903,000
Average price                 $18.40         $22.12        $29.38        $19.20

                               CORVEL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE G - TREASURY STOCK (CONTINUED)

        The repurchased shares were recorded as treasury stock, at cost, and is available for general corporate purposes. The repurchases were financed from cash generated from operations.

NOTE H - COMMITMENTS AND CONTINGENCIES

        The Company leases office facilities under noncancelable operating leases. Future minimum rental commitments under operating leases at March 31, 2001 are $7,202,000 in fiscal 2002, $5,574,000 in fiscal 2003, $3,878,000 in fiscal 2004, $2,757,000 in fiscal 2005, $1,802,000 in fiscal 2006, and $827,000 thereafter. Total rental expense of $6,100,000, $7,100,000, and $8,685,000 was charged to operations for the years ended March 31, 1999, 2000, and 2001, respectively.

        The Company is involved in litigation arising in the normal course of business. The Company believes that resolution of these matters will not result in any payment that, in the aggregate, would be material to the financial position and results of the operations of the Company.

NOTE I - SAVINGS PLAN

        The Company maintains a retirement savings plan for its employees, which is a qualified plan under Section 401(k) of the Internal Revenue Code. Full-time employees that meet certain requirements are eligible to participate in the plan. Contributions are made annually primarily at the discretion of the Company's Board of Directors. Contributions of $155,000, $199,000, and $224,000, were charged to operations for the years ended March 31, 1999, 2000 and 2001, respectively.

                               CORVEL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001

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

NOTE K - QUARTERLY RESULTS

        The following is a summary of unaudited results of operations for the two years ended March 31, 2000 and 2001:

                                                                                  Net income      Net income
FISCAL YEAR ENDED MARCH                                                           per basic      per diluted
31, 2000:                                           Gross             Net           common          common
                                 Revenues          Margin           Income         share           share
                                -----------      -----------      -----------     ----------     -----------
First Quarter                   $45,705,000      $ 8,251,000      $ 2,877,000        $.35            .35
Second Quarter                   45,865,000        8,406,000        2,970,000         .37            .36
Third Quarter                    46,269,000        8,487,000        3,013,000         .38            .38
Fourth Quarter                   48,926,000        8,911,000        3,107,000         .40            .39

FISCAL YEAR ENDED MARCH
31, 2001:
First Quarter                   $50,557,000        9,328,000       $3,227,000        $.42           $.41
Second Quarter                   51,658,000        9,347,000        3,272,000         .43            .42
Third Quarter                    52,241,000        9,059,000        3,328,000         .44            .43
Fourth Quarter                   55,098,000        9,810,000        3,395,000         .45            .44

                                  EXHIBIT INDEX

EXHIBIT
NO.                                 TITLE - METHOD OF FILING                     PAGE
---                                 ------------------------                     ----
   3.1         Certificate of Incorporation of the Company - Incorporated herein by reference to Exhibit 3.1 to the Company's Registration
               Statement on Form S-1 Registration No. 33-40629.

   3.2         Bylaws of the Company - Incorporated herein by reference to
               Exhibit 3.2 to the Company's Registration Statement on Form S-1
               Registration No. 33-40629.

  10.1 Nonqualified Stock Option Agreement between V. Gordon Clemons, the Company and North Star together with all amendments and addendums thereto - Incorporated herein by reference to Exhibit
               10.6 to the Company's Registration Statement on Form S-1
               Registration No. 33-40629.

  10.2 Supplementary Agreement between V. Gordon Clemons, the Company and North Star - Incorporated herein by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 Registration
               No. 33-40629.

  10.3         Amendment to Supplementary Agreement between Mr. Clemons, the
               Company and North Star - Incorporated herein by reference to
               Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1992.

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

  10.6         Form of Stock Option Agreement under the Restated 1988 Executive
               Stock Option Plan - Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended
               March 31, 1994.

EXHIBIT
NO.                                 TITLE - METHOD OF FILING                     PAGE
---                                 ------------------------                     ----

   10.7        Form of Notice of Exercise under the Restated 1988 Executive
               Stock Option Plan - Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended
               March 31, 1994.

   10.8 Employment Agreement of V. Gordon Clemons - Incorporated herein by reference to Exhibit 10.12 to the Company's Registration
               Statement on Form S-1 Registration No. 33-40629.

   10.9        Restated 1991 Employee Stock Purchase Plan, as amended -
               Incorporated herein by reference to Exhibit 10.11 in the Company's Annual Report on Form 10-K for the fiscal year ended
               March 31, 1995.

   10.10       Fidelity Master Plan for Savings and Investments, and amendments
               - Incorporated herein by reference to Exhibit 10.16 and 10.16A to the Company's Registration Statement on Form S-1 Registration No.
               33-40629.

   10.11 Daniel Davis Severance Arrangement - Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1993.

   10.12       Shareholder Rights Plan - Incorporated herein by reference to the
               Company's 8-K filed on February 28, 1997.

   21.1        Subsidiaries of the Company - Attached.

   23.1        Consent of Independent Auditors - Attached.

   23.2        Consent of Independent Auditors - Attached.