Form 10-Q
period 2001-06-30
CORVEL CORP
filed 2001-08-14
CIK 874866

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2001

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For this transition period from ___________________ to ___________________

                         Commission file number 0-19291
                                                -------

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

                                 YES [X] NO [ ]

The number of shares outstanding of the registrant's Common Stock, $0.0001 Par Value, as of June 30, 2001 was approximately 11,112,000 shares as adjusted for the 3-for-2 common stock split in the form of a 50% stock dividend announced on August 6, 2001 with a record date of August 17, 2001 and a payment date of August 31, 2001.

                               CORVEL CORPORATION

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Item 1   Financial Statements

Consolidated Balance Sheets - March 31, 2001 (audited) and June 30, 2001 (unaudited)- Page 3 of 11

Consolidated Statements of Income -- Three months ended June 30, 2000 and 2001 (both unaudited) - Page 4 of 11

Consolidated Statements of Cash Flows -- Three months ended June 30, 2000 and 2001 (both unaudited) - Page 5 of 11

Notes to Consolidated Financial Statements (unaudited) --June 30, 2001 - Page 6 and 7 of 11

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Pages 7 through 11 of 11


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings - Page 11 of 11

Item 2.  Changes in Securities - Page 11 of 11

Item 3.  Defaults upon Senior Securities - Page 11 of 11

Item 4.  Submission of Matters to a Vote of Security Holders - Pages 11 of 11

Item 5.  Other Information - Page 11 of 11

Item 6.  Exhibits and Reports on Form 8-K - page 11 of 11

Part I - Financial Information
Item 1. Financial Statements

CORVEL CORPORATION
CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2001 AND JUNE 30, 2001

                                                              March 31, 2001        June 30, 2001
                                                              --------------        -------------
                                                                 (audited)           (unaudited)

ASSETS

Current Assets
Cash and cash equivalents                                      $  9,457,000         $  9,507,000
Accounts receivable, net                                         34,316,000           34,675,000
Prepaid taxes and expenses                                        2,465,000            1,012,000
Deferred income taxes                                             4,130,000            4,130,000
                                                               ------------         ------------
     Total current assets                                        50,368,000           49,324,000
                                                               ------------         ------------

Property and Equipment, Net                                      20,071,000           20,230,000

Other Assets                                                      7,126,000            6,985,000
                                                               ------------         ------------

TOTAL ASSETS                                                   $ 77,565,000         $ 76,539,000
                                                               ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable                                               $  3,006,000         $  4,667,000
Accrued liabilities                                              12,232,000            9,386,000
                                                               ------------         ------------
     Total current liabilities                                   15,238,000           14,053,000
                                                               ------------         ------------

Deferred income taxes                                             3,609,000            3,659,000

Stockholders' Equity
Common stock                                                          1,000                1,000
Paid-in-capital                                                  40,145,000           40,472,000
Treasury Stock, (4,211,910 shares at March 31, 2001 and
4,368,780 shares at June 30, 2001)                              (53,903,000)         (57,714,000)
Retained earnings                                                72,475,000           76,068,000
                                                               ------------         ------------
     Total stockholders' equity                                  58,718,000           58,827,000
                                                               ------------         ------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                           $ 77,565,000         $ 76,539,000
                                                               ============         ============


See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
INCOME STATEMENT - UNAUDITED
THREE MONTHS ENDED JUNE 30, 2000 AND 2001

                                                              Three months ended June 30,
                                                            ------------------------------
                                                                2000               2001
                                                            -----------        -----------

REVENUES                                                    $50,557,000        $58,001,000

Cost of Revenues                                             41,229,000         47,637,000
                                                            -----------        -----------

Gross profit                                                  9,328,000         10,364,000

General and administrative expenses                           4,123,000          4,569,000
                                                            -----------        -----------

Income before income taxes                                    5,205,000          5,795,000

Income tax provision                                          1,978,000          2,202,000
                                                            -----------        -----------

NET INCOME                                                  $ 3,227,000        $ 3,593,000
                                                            ===========        ===========

Net income per common and common equivalent share
Basic                                                       $       .28        $       .32
                                                            ===========        ===========

Diluted                                                     $       .27        $       .31
                                                            ===========        ===========

Weighted average common and common equivalent shares
Basic                                                        11,537,000         11,180,000

Diluted                                                      11,807,000         11,477,000


See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
THREE MONTHS ENDED JUNE 30, 2000, AND 2001

                                                          Three months ended June 30,
                                                        -------------------------------
                                                           2000                2001
                                                        -----------         -----------

CASH FLOWS FROM OPERATING ACTIVITIES

NET INCOME                                              $ 3,227,000         $ 3,593,000

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation and amortization                             1,641,000           1,913,000

Changes in operating assets and liabilities
Accounts receivable                                         194,000            (359,000)
Prepaid taxes and expenses                                  707,000           1,453,000
Accounts payable                                            688,000           1,661,000
Accrued liabilities                                         648,000          (2,846,000)
Deferred income taxes and income taxes payable             (105,000)             50,000
Other assets                                               (183,000)            141,000
                                                        -----------         -----------
Net cash provided by operating activities                 6,817,000           5,606,000
                                                        -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES

Additions to property and equipment                      (1,852,000)         (2,072,000)
                                                        -----------         -----------
Net cash used in investing activities                    (1,852,000)         (2,072,000)
                                                        -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES

Purchase of Treasury Stock                               (3,581,000)         (3,811,000)
Sale of common and exercise of stock options and
related tax benefits                                        513,000             327,000
                                                        -----------         -----------
Net cash used in financing activities                    (3,068,000)         (3,484,000)
                                                        -----------         -----------

INCREASE IN CASH:                                         1,897,000              50,000

Cash and cash equivalents at beginning                    5,643,000           9,457,000
                                                        -----------         -----------
Cash and cash equivalents at end                        $ 7,540,000         $ 9,507,000
                                                        ===========         ===========


See accompanying notes to consolidated financial statements.

                               CORVEL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2001 (UNAUDITED)


A.   Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended March 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended March 31, 2001 included in the Company's annual report on Form 10-K.

B.   Earnings per Share and Subsequent Event

     Earnings per common and common equivalent shares were computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the quarter. The weighted average shares have been adjusted to reflect the 3-for-2 common stock split in the form of a 50% stock dividend announced on August 6, 2001, with a record date of August 17, 2001 and a payable date of August 31, 2001. Historical common shares amounts, per share amounts and repurchased shares for each period presented have been restated to reflect this change in the Company's capital structure. The calculation of the common and common equivalent shares is as follows:

BASIC EARNINGS PER SHARE                                 Three months ended June 30,
                                                       ------------------------------
                                                           2000               2001
                                                       -----------        -----------

Weighted average common shares outstanding              11,537,000         11,180,000
                                                       ===========        ===========

Net Income                                             $ 3,227,000        $ 3,593,000
                                                       ===========        ===========

Earnings per common and common equivalent share
                                                       $       .28        $       .32
                                                       ===========        ===========

DILUTED EARNINGS PER SHARE                               Three months ended June 30,
                                                       ------------------------------
                                                          2000               2001
                                                       -----------        -----------

Weighted average common shares outstanding              11,537,000         11,180,000

Net effect of dilutive common stock options                270,000            297,000
                                                       -----------        -----------

Total common and common equivalent shares               11,807,000         11,477,000
                                                       ===========        ===========

Net Income                                             $ 3,227,000        $ 3,593,000
                                                       ===========        ===========

Earnings per common and common equivalent share
                                                       $       .27        $       .31
                                                       ===========        ===========

C.   Recent Accounting Pronouncements

On July 20, 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These statements make significant changes to the accounting for business combinations, goodwill, and intangible assets.

SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations and will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited.

SFAS No. 142 establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. Intangible assets with a determinable useful life will be continue to be amortized over that period.

The Company expects to adopt these statements during the first quarter of fiscal 2003. Management is in the process of evaluating the requirements of SFAS No.
142. The final determination of the impact of these statements has not been completed.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following table contains certain financial data as a percentage of revenues:

     Three months ended June 30:         2000           2001
     ---------------------------        ------         ------

     Revenues                            100.0%         100.0%
     Cost of services                     81.5           82.1
                                        ------         ------
     Gross profit                         18.5           17.9
                                        ------         ------

     General and administrative            8.2            7.9
                                        ------         ------
     Income from operations               10.3           10.0
                                        ------         ------

     Income tax provision                  3.9            3.9
                                        ------         ------
     NET INCOME                            6.4%           6.2%
                                        ======         ======


Revenues for the three months ended June 30, 2001 increased by $7.4 million to $58.0 million, an increase of 15% over the $50.6 million revenues for the comparable period in the prior fiscal year. The increase in revenues is primarily attributable to a 27% increase in provider program revenues along with a 7% increase in patient management revenue along. The increase in provider program revenue is primarily attributable to the growth in the Company's preferred provider network and an increase in the volume of bills processed. The increase in patient management revenues is primarily attributable to a nominal increase in referrals.

Cost of revenues for the three months ended June 30, 2001 increased to 81.5% from 82.1 % for the three months ended June 30, 2000. The decrease in the gross profit margin from the first quarter of fiscal 2001 to the first quarter of fiscal 2002 is primarily attributable to a decrease in the gross margins in the case management business due to an increase in the cost of case manager salaries exceeding this increases in prices charges to the Company's customers.

General and administrative expenses as a percentage of revenues decreased from 8.2% for the quarter ended June 30, 2000, to 7.9% for the quarter ended June 30, 2001. This decrease is due to the growth of the Company's revenues exceeding the growth of the general and administrative expenses. General and administrative expenses were $4.1 million for the three months ended June 30, 2000 compared to $4.6 million for the three months ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its operations and capital expenditures primarily from cash flows from operations. During the quarter ended June 30, 2001, net working capital increased by $0.1 million, from $35.1 million at March 31, 2001 to $35.2 million at June 30, 2001. Cash increased from $9.46 million at March 31, 2001 to $9.51 million at June 30, 2001, an increase of $50,000. This increase in cash is primarily due to the $3.6 million in net income generated by operations offset by stock repurchases in the quarter.

During the quarter ended June 30, 2001, the Company repurchased approximately 157,000 shares of it common stock for $3.8 million. Since the repurchase program was enacted in the fall of 1996, the Company has repurchased approximately 4.4 million shares for $57.7 million. These repurchases were paid from cash generated by the operations of the Company. (These repurchased have been adjusted for the 3-for-2 common stock split in the form of a 50% stock dividend announced on August 6, 2001, with a record date of August 17, 2001 and a payment date of August 31, 2001.) The Company has historically required substantial capital to fund the growth of its operations, particularly working capital to fund the growth in accounts receivable and property. The Company believes, however, that the cash balance at June 30, 2001 along with anticipated internally generated funds and capacity to borrow will be sufficient to meet the Company's expected cash requirements for at least the next twelve months.


CAUTIONARY STATEMENT REGARDING RISK FACTORS

Certain statements contained in the Company's Annual Report on Form 10-K for the year ended March 31, 2001, Quarterly Report on Form 10-Q for the quarter ending June 30, 2001, as well as the Company's Annual Report for the year ended March 31, 2001, such as statements concerning the development of new services, possible legislative changes, and other statements contained herein regarding matters that are not historical facts, are forward-looking statements (as such term is defined in the Securities Act of 1933, as amended). Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

Past financial performance is not necessarily a reliable indicator of future performance, and investors should not use historical performance to anticipate results or future period trends. Factors that could cause actual results to differ materially include, but are not limited to, those discussed below. In addition, reference is made to the Company's most recent annual report for the fiscal year ending March 31, 2001.

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

ITEM 2 - CHANGES IN SECURITIES - None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None.

ITEM 5 - OTHER INFORMATION - On August 6, 2001, the Company announced that the board of directors had approved a 3-for-2 common stock split in the form of a 50% stock dividend, with a record date of August 17, 2001 and a payable date of August 31, 2001.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K - None.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                               CORVEL CORPORATION


                                               By: V. Gordon Clemons
                                                   -----------------------------
                                                   V. Gordon Clemons, Chairman
                                                   of the Board, Chief Executive
                                                   Officer, and President


                                               By: Richard J. Schweppe
                                                   -----------------------------
                                                   Richard J. Schweppe,
                                                   Chief Financial Officer


August 14, 2001