Form 10-Q
period 2001-09-30
CORVEL CORP
filed 2001-11-14
CIK 874866

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2001

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For this transition period from________ to__________

                         Commission file number O-19291

                               CORVEL CORPORATION
                               ------------------
             (Exact name of registrant as specified in its charter)

               Delaware                               33-0282651
    -------------------------------          -------------------------------
     (State or other jurisdiction           (IRS Employer Identification No.)
   of incorporation or organization)



2010 Main Street, Suite 1020
Irvine, CA                                                92614
-------------------------------                           -----
(Address of principal executive office)                 (zip code)

Registrant's telephone number, including code:          (949) 851-1473
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

                              YES [X] NO [ ]

The number of shares outstanding of the registrant's Common Stock, $0.0001 Par Value, as of September 30, 2001 was approximately 11,030,000 shares as adjusted for the 3-for-2 common stock split in the form of a 50% stock dividend announced on August 6, 2001 with a record date of August 17, 2001 and a payment date of August 31, 2001.

                               CORVEL CORPORATION

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets -- March 31, 2001 (audited) and September 30, 2001 (unaudited)- Page 3 of 14

Consolidated Statements of Income -- Three months ended September 30, 2000 and 2001 (both unaudited) - Page 4 of 14

Consolidated Statements of Income -- Six months ended September 30, 2000 and 2001 (both unaudited) - Page 5 of 14

Consolidated Statements of Cash Flows -- Six months ended September 30, 2000 and 2001 (both unaudited) - Page 6 of 14

Notes to Consolidated Financial Statements (unaudited) -- September 30, 2001 - Page 7 of 14

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

Item 4. Submission of Matters to a Vote of Security Holders - Pages 14 of 14

Item 5. Other Information - Page 14 of 14

Item 6. Exhibits and Reports on Form 8-K - page 14 of 14

Part I - Financial Information
Item 1. Financial Statements

CORVEL CORPORATION
CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2001 AND SEPTEMBER 30, 2001

                                                        March 31, 2001      September 30, 2001
                                                        --------------      ------------------
                                                          (audited)           (unaudited)
ASSETS

Current Assets
Cash and cash equivalents                               $  9,457,000         $  8,589,000
Accounts receivable, net                                  34,316,000           34,948,000
Prepaid taxes and expenses                                 2,465,000              751,000
Deferred income taxes                                      4,130,000            4,130,000
                                                        ------------         ------------
     Total current assets                                 50,368,000           48,418,000
                                                        ------------         ------------

Property and Equipment, Net                               20,071,000           20,666,000

Other Assets                                               7,126,000            6,811,000
                                                        ------------         ------------

          TOTAL ASSETS                                  $ 77,565,000         $ 75,895,000
                                                        ============         ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable                                        $  3,006,000         $  2,748,000
Accrued liabilities                                       12,232,000            9,936,000
                                                        ------------         ------------
     Total current liabilities                            15,238,000           12,684,000
                                                        ------------         ------------

Deferred income taxes                                      3,609,000            3,509,000

Stockholders' Equity
Common stock                                                   1,000                1,000
Paid-in-capital                                           40,145,000           41,185,000
Treasury Stock, (4,211,910 shares at March 31,
2001 and 4,509,580 shares at September 30, 2001)         (53,903,000)         (61,192,000)
Retained earnings                                         72,475,000           79,708,000
                                                        ------------         ------------
     Total stockholders' equity                           58,718,000           59,702,000
                                                        ------------         ------------

        TOTAL LIABILITIES AND EQUITY                    $ 77,565,000         $ 75,895,000
                                                        ============         ============


See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
INCOME STATEMENT -- (UNAUDITED)

FISCAL YEAR ENDED FISCAL MARCH  31, 2002
SECOND QUARTER ENDED SEPTEMBER 30, 2001

                                              Three months ended September 30,
                                              -------------------------------
                                                   2000               2001
                                               -----------        -----------
REVENUES                                       $51,658,000        $58,411,000

Cost of Revenues                                42,311,000         47,929,000
                                               -----------        -----------

Gross profit                                     9,347,000         10,482,000

General and administrative expenses              4,069,000          4,611,000
                                               -----------        -----------

Income before income taxes                       5,278,000          5,871,000

Income tax provision                             2,006,000          2,231,000
                                               -----------        -----------

NET INCOME                                     $ 3,272,000        $ 3,640,000
                                               ===========        ===========

EARNINGS PER SHARE:
Basic                                          $       .29        $       .33
                                               ===========        ===========
Diluted                                        $       .28        $.       32
                                               ===========        ===========

WEIGHTED AVERAGE SHARES:
Basic                                           11,450,000         11,070,000
Diluted                                         11,694,000         11,360,000



See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
INCOME STATEMENT -- (UNAUDITED)

FISCAL YEAR ENDED FISCAL MARCH  31, 2002
SIX MONTHS ENDED SEPTEMBER 30, 2001

                                                Six months ended September 30,
                                               --------------------------------
                                                   2000                2001
                                               ------------        ------------
REVENUES                                       $102,215,000        $116,412,000

Cost of Revenues                                 83,540,000          95,566,000
                                               ------------        ------------

Gross profit                                     18,675,000          20,846,000

General and administrative expenses               8,192,000           9,180,000
                                               ------------        ------------

Income before income taxes                       10,483,000          11,666,000

Income tax provision                              3,984,000           4,433,000
                                               ------------        ------------

NET INCOME                                     $  6,499,000        $  7,233,000
                                               ============        ============

EARNINGS PER SHARE:
Basic                                          $       0.57        $       0.65
                                               ============        ============
Diluted                                        $       0.55        $       0.63
                                               ============        ============

WEIGHTED AVERAGE SHARES:
Basic                                            11,493,000          11,123,000
Diluted                                          11,751,000          11,418,000



See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS -- (UNAUDITED)
SIX MONTHS ENDED SEPTEMBER 30, 2000, AND 2001

                                                     Six months ended September 30,
                                                   ---------------------------------
                                                       2000                 2001
                                                   ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME                                         $  6,499,000         $  7,233,000

Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization                         3,423,000            3,978,000

Changes in operating assets and liabilities
Accounts receivable                                     406,000             (632,000)
Prepaid taxes and expenses                              843,000            1,714,000
Accounts payable                                       (389,000)            (258,000)
Accrued liabilities                                   1,370,000           (2,296,000)
Deferred income taxes payable                            41,000             (100,000)
Other assets                                            141,000              215,000
                                                   ------------         ------------
Net cash provided by operating activities            12,334,000            9,854,000
                                                   ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment                  (4,510,000)          (4,473,000)
                                                   ------------         ------------
Net cash used in investing activities                (4,510,000)          (4,473,000)
                                                   ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of Treasury Stock                           (7,393,000)          (7,289,000)
Sale of common and exercise of stock
options and related tax benefits                      2,189,000            1,040,000
                                                   ------------         ------------
Net cash used in financing activities                (5,204,000)          (6,249,000)
                                                   ------------         ------------

INCREASE (DECREASE) IN CASH:                          2,620,000             (868,000)
Cash and cash equivalents at beginning                5,643,000            9,457,000
                                                   ------------         ------------
Cash and cash equivalents at end                   $  8,263,000         $  8,589,000
                                                   ============         ============


See accompanying notes to consolidated financial statements.

                               CORVEL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SEPTEMBER 30, 2001 (UNAUDITED)

A. Basis of Presentation

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended March 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended March 31, 2001 included in the Company's registration statement on Form 10-K.

B. Earnings per Share

   Earnings per common and common equivalent shares were computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the quarter. For calculation of the common and common equivalent shares, see below.

                                                                   Three months ended September 30,
                                                                        2000               2001
                                                                    -----------        -----------
    Weighted shares for basic earnings per share computation         11,450,000         11,070,000

    Net effect of dilutive common stock options                         244,000            290,000
                                                                    -----------        -----------
    Weighted shares for diluted earnings per share                   11,694,000         11,360,000
                                                                    ===========        ===========
    NET INCOME                                                       $3,272,000         $3,640,000
                                                                    ===========        ===========
    BASIC EARNINGS PER SHARE                                               $.29               $.33
                                                                    ===========        ===========
    DILUTED EARNINGS PER SHARE                                             $.28               $.32
                                                                    ===========        ===========

                               CORVEL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SEPTEMBER 30, 2001 (UNAUDITED)

B. Earnings per Share (continued)

                                                               Six months ended September 30,
                                                                  2000               2001
                                                              -----------        -----------
        Weighted shares for basic earnings per share           11,493,000         11,123,000

        Net effect of dilutive common stock options               258,000            295,000
                                                              -----------        -----------

        Weighted shares for diluted earnings per share         11,751,000         11,418,000
                                                              ===========        ===========

        NET INCOME                                             $6,499,000         $7,233,000
                                                              ===========        ===========

        BASIC EARNINGS PER SHARE                                     $.57               $.65
                                                              ===========        ===========

        DILUTED EARNINGS PER SHARE                                   $.55               $.63
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

SFAS No. 142 establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. Intangible assets with a determinable useful life will be continue to be amortized over that period. The Company expects to adopt SFAS 142 during the first quarter of fiscal 2003. Management is in the process of evaluating the requirements of this statement. The final determination of the impact of these statements has not been completed.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 143, "Accounting for Asset Retirement Obligations." This statement addresses the financial accounting and reporting for the retirement of tangible long-lived assets and the associated asset retirement costs. The Company believes the adoption of SFAS 143 will have no significant impact on its financial statements.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. The Company believes the adoption of SFAS 144 will have no significant impact on its financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following table contains certain financial data as a percentage of revenues:

        Three months ended Sept. 30:         2000           2001
                                            ------         ------
        Revenues                             100.0%         100.0%
        Cost of services                      81.9           82.1
                                            ------         ------
        Gross profit                          18.1           17.9
                                            ------         ------

        General and administrative             7.9            7.9
                                            ------         ------
        Income from operations                10.2           10.0
                                            ------         ------

        Income tax provision                   3.9            3.8
                                            ------         ------
        NET INCOME                             6.3%           6.2%
                                            ======         ======


        Six months ended Sept. 30:         2000           2001
                                          ------         ------
        Revenues                           100.0%         100.0%
        Cost of services                    81.7           82.1
                                          ------         ------
        Gross profit                        18.3           17.9
                                          ------         ------

        General and administrative           8.0            7.9
                                          ------         ------
        Income from operations              10.3           10.0
                                          ------         ------

        Income tax provision                 3.9            3.8
                                          ------         ------
        NET INCOME                           6.4%           6.2%
                                          ======         ======


   Revenues for the three months ended September 30, 2001 increased by $6.8 million to $58.4 million, an increase of 13% over the $51.7 million revenue for the comparable period in the prior fiscal year. The increase in revenues is primarily attributable to a 30% increase in provider program revenues, primarily bill review and PPO. Provider programs revenue grew to $26.9 million from $20.6 million in the prior year, an increase of $6.3 million. The increase in provider programs is primarily due to an increase in the volume of bills reviewed.

   Revenues for the six months ended September 30, 2001 increased by $14.2 million to $116.4 million, an increase of 14% over the $102.2 million revenue for the comparable period in the prior fiscal year. The increase in revenues is primarily attributable to a 29% increase in provider program revenues, primarily bill review and PPO. Provider programs revenue grew to $52.5 million from $40.8 million in the prior year, an increase of $11.7 million. The increase in provider programs is primarily due to an increase in the volume of bills reviewed.

   The Company's cost of revenues consists primarily of salaries, salary related taxes and fringe benefits, rent, telephone, and costs related to the Company's computer operations in the field. Cost of revenues for the three months ended September 30, 2001 increased from 81.9% of revenues to 82.1% of revenue from the three months ended September 30, 2000. Cost of revenues for the six months ended September 30, 2001 increased from 81.7% of revenues to 82.1% of revenue from the six months ended September 30, 2000. Cost of revenues for the six months ended September 30, 2000 increased to $95.6 million from $83.5 million, an increase of 14%. The increase in cost of sales is primarily due to the increase in revenues.

   General and administrative expenses as a percentage of revenues decreased from 8.0% for the six months ended September 30, 2000, to 7.9% for the six months ending September 30, 2001. General and administrative expenses as a percentage of revenues were 7.9% for the three months ended September 30, 2000 and 2001. The growth in the general and administrative expenses of 12% for the three and six months ended September 30, 2001 is consistent with the growth in revenues.

   LIQUIDITY AND CAPITAL RESOURCES

   The Company has funded its operations and capital expenditures primarily from cash flow from operations. During the six months ended September 30, 2001, net working capital increased by $0.6 million, from $35.1 million at March 31, 2001 to $35.7 million at September 30, 2001. As of September 30, 2001, the Company had $8.6 million in cash, primarily in short-term highly-liquid investments with maturities of 90 days or less. The Company has historically required substantial capital to fund the growth of its operations, particularly working capital to fund the growth in accounts receivable. The Company believes, however, that the cash balance at September 30, 2001 along with anticipated internally generated funds will be sufficient to meet the Company's expected cash requirements for at least the next twelve months. As of September 30, 2001, the Company had no interest bearing debt.

   CAUTIONARY STATEMENT REGARDING RISK FACTORS

   Certain statements contained in the Company's Annual Report on Form 10-K for the year ended March 31, 2001, and Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, such as statements concerning the development of new services, possible legislative changes, and other statements contained herein regarding matters that are not historical facts, are forward-looking statements (as such term is defined in the Securities Act of 1933, as amended). Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

   Past financial performance is not necessarily a reliable indicator of future performance, and investors should not use historical performance to anticipate results or future period trends. Factors that could cause actual results to differ materially include, but are not limited to, those discussed below. In addition, reference is made to the Company's most recent Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

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

   ITEM 2 - CHANGES IN SECURITIES - None.

   ITEM 3 - DEFAULTS UPON SENIOR SECURITIES - None.

   ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - At the Company's regularly scheduled annual meeting, held on August 2, 2001, the shareholders approved the elections of V. Gordon Clemons, Peter E. Flynn, Steven J. Hamerslag, R. Judd Jessup, and Jeffery J. Michael, with 7,569,333 shares, 7,613,654 shares, 7,538,609 shares, 7,613,655 shares, and 7,613,193 shares, respectively. At the same meeting, the shareholders approved a series of amendments to the Company's 1988 Restated Stock Option Plan with 6,401,960 votes for and 1,249,748 votes against. They also approved a series of amendments to the Company's 1991 Employee Stock Purchase Plan with 7,500,144 votes for and 152,510 votes against. Each of these share amounts have been adjusted to reflect the 3-for-2 common stock split in the form of a 50% stock dividend announced on August 6, 2001 with a record date of August 17, 2001 and a payment date of August 31, 2001.

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



   November 9, 2001