Form 10-Q
period 2001-12-31
CORVEL CORP
filed 2002-02-13
CIK 874866

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2001

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For this transition period from __________ to ___________.

Commission file number O-19291

CORVEL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	33-0282651

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2010 Main Street, Suite 1020 Irvine, CA	92614

(Address of principal executive office)	(zip code)

Registrant’s telephone number, including code:     (949) 851-1473

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of. 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X]     NO [   ]

The number of shares outstanding of the registrant’s Common Stock, $0.0001 Par Value, as of December 31, 2001 was approximately 10,995,000 shares as adjusted for the 3-for-2 common stock split in the form of a 50% stock dividend announced on August 6, 2001 with a record date of August 17, 2001 and a payment date of August 31, 2001.

CORVEL CORPORATION

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets — March 31, 2001 (audited) and December 31, 2001 (unaudited) — Page 3 of 14

Consolidated Statements of Income — Three months ended December 31, 2000 and 2001 (both unaudited) — Page 4 of 14

Consolidated Statements of Income — Nine months ended December 31, 2000 and 2001 (both unaudited) — Page 5 of 14

Consolidated Statements of Cash Flows — Nine months ended December 31, 2000 and 2001 (both unaudited) — Page 6 of 14

Notes to Consolidated Financial Statements (unaudited) — December 31, 2001 — Page 7 of 14

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Pages 9 through 13 of 14

PART II. OTHER INFORMATION

Item 1. Legal Proceedings — Page 14 of 14

Item 2. Changes in Securities — Page 14 of 14

Item 3. Defaults upon Senior Securities — Page 14 of 14

Item 4. Submission of Matters to a Vote of Security Holders — Pages 14 of 14

Item 5. Other Information — Page 14 of 14

Item 6. Exhibits and Reports on Form 8-K — Page 14 of 14

Part I — Financial Information

Item 1. Financial Statements

CORVEL CORPORATION
CONSOLIDATED BALANCE SHEETS

As of March 31, 2001 and December 31, 2001

	March 31, 2001	December 31, 2001

	(audited)	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$9,457,000	$12,299,000
Accounts receivable, net	34,316,000	32,598,000
Prepaid taxes and expenses	2,465,000	1,361,000
Deferred income taxes	4,130,000	4,130,000

Total current assets	50,368,000	50,388,000

Property and Equipment, Net	20,071,000	21,878,000
Other Assets	7,126,000	6,712,000

TOTAL ASSETS	$77,565,000	$78,978,000

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$3,006,000	$3,007,000
Accrued liabilities	12,232,000	11,227,000

Total current liabilities	15,238,000	14,234,000

Deferred income taxes	3,609,000	3,509,000

Stockholders’ Equity
Common stock	1,000	1,000
Paid-in-capital	40,145,000	41,501,000
Treasury Stock, (4,211,910 shares at March 31, 2001 and 4,593,980 shares at December 31, 2001)	(53,903,000)	(63,730,000)
Retained earnings	72,475,000	83,463,000

Total stockholders’ equity	58,718,000	61,235,000

TOTAL LIABILITIES AND EQUITY	$77,565,000	$78,978,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
INCOME STATEMENT — (Unaudited)

Fiscal Year Ended Fiscal March 31, 2002
Second Quarter Ended December 31, 2001

	Three months ended December 31,

	2000	2001

REVENUES	$52,241,000	$58,724,000
Cost of Revenues	43,182,000	48,023,000

Gross profit	9,059,000	10,701,000
General and administrative expenses	3,863,000	4,645,000

Income before income taxes	5,196,000	6,056,000
Income tax provision	1,868,000	2,301,000

NET INCOME	$3,328,000	$3,755,000

EARNINGS PER SHARE:
Basic	$.29	$.34

Diluted	$.29	$.33

WEIGHTED AVERAGE SHARES:
Basic	11,343,000	11,027,000
Diluted	11,613,000	11,377,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

INCOME STATEMENT — (Unaudited)

Fiscal Year Ended Fiscal March 31, 2002
Nine Months Ended December 31, 2001

	Nine months ended December 31,

	2000	2001

REVENUES	$154,456,000	$175,136,000
Cost of Revenues	126,722,000	143,589,000

Gross profit	27,734,000	31,547,000
General and administrative expenses	12,055,000	13,825,000

Income before income taxes	15,679,000	17,722,000
Income tax provision	5,852,000	6,734,000

NET INCOME	$9,827,000	$10,988,000

EARNINGS PER SHARE:
Basic	$0.86	$0.99

Diluted	$0.84	$0.96

WEIGHTED AVERAGE SHARES:
Basic	11,444,000	11,090,000
Diluted	11,705,000	11,404,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Unaudited)
Nine months ended December 31, 2000, and 2001

	Nine months ended December 31,

	2000	2001

Cash flows from Operating Activities
NET INCOME	$9,827,000	$10,988,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,108,000	6,324,000
Changes in operating assets and liabilities
Accounts receivable	1,346,000	1,718,000
Prepaid taxes and expenses	955,000	1,104,000
Accounts payable	(96,000)	1,000
Accrued liabilities	1,378,000	(1,005,000)
Deferred income taxes payable	41,000	(100,000)
Other assets	(149,000)	192,000

Net cash provided by operating activities	18,410,000	19,222,000

Cash Flows From Investing Activities
Additions to property and equipment	(6,952,000)	(7,909,000)

Net cash used in investing activities	(6,952,000)	(7,909,000)

Cash Flows from Financing Activities
Purchase of Treasury Stock	(10,743,000)	(9,827,000)
Sale of common and exercise of stock options and related tax benefits	2,580,000	1,356,000

Net cash used in financing activities	(8,163,000)	(8,471,000)

Increase (Decrease) in Cash:
Cash and cash equivalents at beginning	3,295,000	2,842,000
Cash and cash equivalents at end	5,643,000	9,457,000

	$8,938,000	$12,299,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001 (Unaudited)

A.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ended March 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended March 31, 2001 included in the Company’s registration statement on Form 10-K.

B.	Earnings per Share

Earnings per common and common equivalent shares were computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the quarter. The weighted average shares have been adjusted to reflect the 3-for-2 common stock split in the form of a 50% stock dividend announced on August 6, 2001, with a record date of August 17, 2001 and a payable date of August 31, 2001. Historical common shares amounts, per share amounts and repurchased shares for each period presented have been restated to reflect this change in the Company’s capital structure. For calculation of the common and common equivalent shares, see below.

	Three months ended December 31,

	2000	2001

Weighted shares for basic earnings per share computation	11,343,000	11,027,000
Net effect of dilutive common stock options	270,000	350,000

Weighted shares for diluted earnings per share	11,613,000	11,377,000

NET INCOME	$3,328,000	$3,755,000

BASIC EARNINGS PER SHARE	$.29	$.34

DILUTED EARNINGS PER SHARE	$.29	$.33

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001 (Unaudited)

B.	Earnings per Share (continued)

	Nine months ended December 31,

	2000	2001

Weighted shares for basic earnings per share	11,444,000	11,090,000
Net effect of dilutive common stock options	261,000	314,000

Weighted shares for diluted earnings per share	11,705,000	11,404,000

NET INCOME	$9,827,000	$10,988,000

BASIC EARNINGS PER SHARE	$.86	$.99

DILUTED EARNINGS PER SHARE	$.84	$.96

C.	Recent Accounting Pronouncements

On July 20, 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” These statements make significant changes to the accounting for business combinations, goodwill, and intangible assets.

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

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 143, “Accounting for Asset Retirement Obligations.” This statement addresses the financial accounting and reporting for the retirement of tangible long-lived assets and the associated asset retirement costs. The Company believes the adoption of SFAS 143 will have no significant impact on its financial statements.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. The Company believes the adoption of SFAS 144 will have no significant impact on its financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following table contains certain financial data as a percentage of revenues:

Three months ended Dec. 31:	2000	2001

Revenues	100.0%	100.0%
Cost of services	82.7	81.8

Gross profit	17.3	18.2

General and administrative	7.4	7.9

Income from operations	9.9	10.3

Income tax provision	3.6	3.9

NET INCOME	6.3%	6.4%

Nine months ended Dec. 31:	2000	2001

Revenues	100.0%	100.0%
Cost of services	82.0	82.0

Gross profit	18.0	18.0

General and administrative	7.8	7.8

Income from operations	10.2	10.1

Income tax provision	3.8	3.8

NET INCOME	6.4%	6.3%

Revenues for the three months ended December 31, 2001 increased by $6.5 million to $58.7 million, an increase of 12% over the $52.2 million revenue for the comparable period in the prior fiscal year. The increase in revenues is primarily attributable to a 22% increase in provider program revenues, primarily bill review and PPO. Provider programs revenue grew to $26.5 million from $21.7 million in the prior year, an increase of $4.8 million. The increase in provider programs is primarily due to an increase in the volume of bills reviewed.

Revenues for the nine months ended December 31, 2001 increased by $20.7 million to $175.2 million, an increase of 13% over the $154.5 million revenue for the comparable period in the prior fiscal year. The increase in revenues is primarily attributable to a 26% increase in provider program revenues, primarily bill review and PPO. Provider programs revenue grew to $79.0 million from $62.6 million in the prior year, an increase of $16.4 million. The increase in provider programs is primarily due to an increase in the volume of bills reviewed.

The Company’s cost of revenues consists primarily of salaries, salary related taxes and fringe benefits, rent, telephone, and costs related to the Company’s computer operations in the field. Cost of revenues for the three months ended December 31, 2001 decreased from 82.7% of revenues to 81.8% of revenue from the three months ended December 31, 2000. Cost of revenues for the nine months ended December 31, 2001 and 2000 were both 82.0% of revenues. Cost of revenues for the nine months ended December 31, 2001 increased to $143.6 million from $126.7 million, an increase of 13%. The increase in cost of sales is primarily due to the increase in revenues.

General and administrative expenses as a percentage of revenues increased from 7.8% for the nine months ended December 31, 2001, to 7.9% for the nine months ending December 31, 2001. General and administrative expenses as a percentage of revenues increased from 7.4% for the quarter ended December 31, 2000 to 7.9% for the quarter ended December 31, 2001. The growth in general and administrative expense was primarily due to increased MIS staff to support the Company’s implementation of CareMC and further electronic data interface capabilities as required by customer needs.

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its operations and capital expenditures primarily from cash flow from operations. During the nine months ended December 31, 2001, net working capital increased by $1.1 million, from $35.1 million at March 31, 2001 to $36.2 million at December 31, 2001. As of December 31, 2001, the Company had $12.3 million in cash, primarily in short-term highly-liquid investments with maturities of 90 days or less. The Company has historically required substantial capital to fund the growth of its operations, particularly working capital to fund the growth in accounts receivable. The Company believes, however, that the cash balance at December 31, 2001 along with anticipated internally generated funds will be sufficient to meet the Company’s expected cash requirements for at least the next twelve months. As of December 31, 2001, the Company had no interest bearing debt.

Cautionary Statement Regarding Risk Factors

Certain statements contained in the Company’s Annual Report on Form 10-K for the year ended March 31, 2001, and Quarterly Report on Form 10-Q for the quarter ended December 31, 2001, such as statements concerning the development of new services, possible legislative changes, and other statements contained herein regarding matters that are not historical facts, are forward-looking statements (as such term is defined in the Securities Act of 1933, as amended). Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

Past financial performance is not necessarily a reliable indicator of future performance, and investors should not use historical performance to anticipate results or future period trends. Factors that could cause actual results to differ materially include, but are not limited to, those discussed below. In addition, reference is made to the Company’s most recent Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

Potential Adverse Impact of Government Regulation. Many states, including a number of those in which the Company transacts business, have licensing and other regulatory requirements applicable to the Company’s business. Approximately half of the states have enacted laws that require licensing of businesses which provide medical review services. Some of these laws apply to medical review of care covered by workers’ compensation. These laws typically establish minimum standards for qualifications of personnel, confidentiality, internal quality control, and dispute resolution procedures. These regulatory programs may result in increased costs of operation for the Company, which may have an adverse impact upon the Company’s networks having contracts with the Company or to provider networks which the Company may organize. To the extent the Company is governed by these regulations, it may be subject to additional licensing requirements, financial oversight and procedural standards for beneficiaries and providers.

Regulation in the health care and workers’ compensation fields is constantly evolving. The Company is unable to predict what additional government regulations, if any, affecting its business may be promulgated in the future. The Company’s business may be adversely affected by failure to comply with existing laws and regulations, failure to obtain necessary licenses and government approvals or failure to adapt to new or modified regulatory requirements. Proposals for health care legislative reforms are regularly considered at the federal and state levels. To the extent that such proposals affect workers’ compensation, such proposals may adversely affect the Company’s business and results of operations. In addition, changes in workers’ compensation laws or regulations may impact demand for the Company’s services, require the Company to develop new or modified services to meet the demands of the marketplace or modify the fees that the Company may charge for its services. One of the proposals which has been considered is 24-hour health coverage, in which the coverage of traditional employer-sponsored health plans is combined with workers’ compensation coverage to provide a single insurance plan for work-related and non-work-related health problems. Incorporating workers’ compensation coverage into conventional health plans may adversely affect the market for the Company’s services.

Possible Litigation and Legal Liability. The Company, through its utilization management services, makes recommendations concerning the appropriateness of providers’ medical treatment plans of patients throughout the country, and it could share in potential liabilities for adverse medical consequences. The Company does not grant or deny claims for payment of benefits and the Company does not believe that it engages in the practice of medicine or the delivery of medical services.

There can be no assurance, however, that the Company will not be subject to claims or litigation related to the grant or denial of claims for payment of benefits or allegations that the Company engages in the practice of medicine or the delivery of medical services. In addition, there can be no assurance that the Company will not be subject to other litigation that may adversely affect the Company’s business or results of operations. The Company maintains professional liability insurance and such other coverages as the Company believes are reasonable in light of the Company’s experience to date. There can be no assurance, however, that such insurance will be sufficient or available in the future at reasonable cost to protect the Company from liability.

Competition. The Company faces competition from large insurers, health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”), third party administrators and other managed health care companies. The Company believes that, as managed care techniques continue to gain acceptance in the workers’ compensation marketplace, CorVel’s competitors will increasingly consist of nationally focused workers’ compensation managed care service companies, insurance companies, HMOs and other significant providers of managed care products. Legislative reforms in some states permit employers to designate health plans such as HMOs and PPOs to cover workers’ compensation claimants. Because many health plans have the ability to manage medical costs for workers’ compensation claimants, such legislation may intensify competition in the market served by the Company. Many of the Company’s current and potential competitors are significantly larger and have greater financial and marketing resources than those of the Company, and there can be no assurance that the Company will continue to maintain its existing performance or be successful with any new products or in any new geographical markets it may enter.

Changes in Market Dynamics. Legislative reforms in some states permit employers to designate health plans such as HMOs and PPOs to cover workers’ compensation claimants. Because many health plans have the capacity to manage health care for workers’ compensation claimants, such legislation may intensify competition in the market served by the Company. Within the past few years, several states have experienced decreases in the number of workers’ compensation claims and the average cost per claim which have been reflected in workers’ compensation insurance premium rate reductions in those states. The Company believes that declines in workers’ compensation costs in these states are due principally to intensified efforts by payors to manage and control claim costs, to improved risk management by employers and to legislative reforms. If declines in workers’ compensation costs occur in many states and persist over the long-term, they may have an adverse impact on the Company’s business and results of operations.

Dependence Upon Key Personnel. The Company is dependent to a substantial extent upon the continuing efforts and abilities of certain key management personnel. In addition, the Company faces competition for experienced employees with professional expertise in the workers’ compensation managed care area. The loss of, or the inability to attract, qualified employees could have a material adverse effect on the Company’s business and results of operations.

Risks Related to Growth Strategy. The Company’s strategy is to continue its internal growth and, as strategic opportunities arise in the workers’ compensation managed care industry, to consider acquisitions of, or relationships with, other companies in related lines of business. As a result, the Company is subject to certain growth-related risks, including the risk that it will be unable to retain personnel or acquire other resources necessary to service such growth adequately. Expenses arising from the Company’s efforts to increase its market penetration may have a negative impact on operating results. In addition, there can be no assurance that any suitable opportunities for strategic acquisitions or relationships will arise or, if they do arise, that the transactions contemplated thereby could be completed. If such a transaction does occur, there can no assurance that the Company will be able to integrate effectively any acquired business into the Company. In addition, any such transaction would be subject to various risks associated with the acquisition of businesses, including the financial impact of expenses associated with the integration of businesses.

There can be no assurance that any future acquisition or other strategic relationship will not have an adverse impact on the Company’s business or results of operations. If suitable opportunities arise, the Company anticipates that it would finance such transactions, as well as its internal growth, through working capital or, in certain instances, through debt or equity financing. There can be no assurance, however, that such debt or equity financing would be available to the Company on acceptable terms when, and if, suitable strategic opportunities arise.

During the past fiscal year, the Company has made efforts to increase its presence and revenue in the group health market with moderate success. Managed care in this market is more mature than managed care in workers’ compensation and has numerous large competitors, primarily health maintenance organizations. The Company has limited experience in the group health market. There is no assurance that the Company will be successful in this market. The Company expects that a considerable amount of its future growth will depend on its ability to process and manage claims data more efficiently and to provide more meaningful healthcare information to customers and payors of healthcare. There is no assurance that the Company will be able to develop, license or otherwise acquire software to address these market demands as well or as timely as its competitors.

Possible Volatility of Stock Price. The market price of the Company’s Common Stock following this offering may be highly volatile. Factors such as variations in the Company’s revenues, earnings and cash flow, general market trends in the workers’ compensation managed care market, and announcements of innovations by the Company or its competitors could cause the market price of the Common Stock to fluctuate substantially. In addition, the stock market has in the past experienced price and volume fluctuations that have particularly affected companies in the health care and managed care markets resulting in changes in the market price of the stock of many companies which may not have been directly related to the operating performance of those companies.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS — The Company is involved in litigation arising in the normal course of business. The Company believes that resolution of these matters will not result in any payment that, in the aggregate, would be material to the financial position or financial operations of the Company.

ITEM 2 — CHANGES IN SECURITIES — None.

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES — None.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS — None.

ITEM 5 — OTHER INFORMATION — None.

ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K — None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CORVEL CORPORATION

By:	V. Gordon Clemons

V. Gordon Clemons, Chairman of the Board, Chief Executive Officer, and President

By:	Richard J. Schweppe

Richard J. Schweppe, Chief Financial Officer

February 13, 2002