Form 10-K
period 2002-03-31
CORVEL CORP
filed 2002-06-28
CIK 874866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
Commission File Number 0-19291

CORVEL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0282651 (I.R.S. Employer Identification Number)

2010 Main Street, Suite 1020, Irvine, California (Address of principal executive offices)	92614 (Zip Code)

Registrant’s telephone number, including area code: (949) 851-1473

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

YES   [X]   NO [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of May 31, 2002, there were 10,818,054 shares of Common Stock outstanding.

     The Registrant does not have different classes of Common Stock and as of May 31, 2002, the aggregate market value of the Common Stock of the Registrant held by non-affiliates was approximately $172,000,000, based upon the closing sale price of such stock on that date. For purposes of such calculation, only executive officers, board members, and beneficial owners of more than 10% of the Company’s outstanding Common Stock are deemed to be affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant’s Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on or about August 1, 2002, as filed with the Commission pursuant to Regulation 14A, are incorporated by reference in Part III of this Report.

     Portions of the Registration Statement filed with the Commission on Form S-1 (SEC File No. 33-40629), the Company’s Annual Reports on Form 10-K for the fiscal years ended March 31, 1995, March 31, 1994, March 31, 1993 and March 31, 1992, and the Company’s filings on Form 8-K on February 28, 1997 and May 24, 2002, are incorporated by reference in Part IV of this Report.

     The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This Annual Report contains forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. The Company’s actual results could differ materially from those projected in the forward-looking statements as a result of the factors described under “Cautionary Statement Regarding Forward-Looking Statements” and elsewhere in this Annual Report. Investors in the Company’s securities should consider these factors.

CORVEL CORPORATION

2002 FORM 10-K ANNUAL REPORT

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K includes “forward-looking statements” including, in particular, the statements about our plans, strategies and prospects under the headings Item 1. “Business,” including “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Although we believe that these forward-looking statements reasonably reflect our plans, intentions and expectations, we can give no assurance that we will achieve these plans, intentions or expectations. Certain important factors that could cause actual results to differ materially from the forward-looking statements we make in this Annual Report on Form 10-K. Representative examples of these factors include (without limitation):

•	general industry and economic conditions;

•	cost of capital and capital requirements;

•	competition from other managed care companies;

•	the ability to expand certain areas of the Company’s business;

•	shifts in customer demands;

•	the ability of the Company to produce market-competitive software;

•	changes in operating expenses including employee wages, benefits and medical inflation;

•	changes in regulations affecting the workers’ compensation, insurance and healthcare industries in general;

•	dependence on key personnel;

•	possible litigation and legal liability in the course of operations; and

•	the continued availability of financing in the amounts and at the terms necessary to support the Company’s future business.

     These factors and the risk factors described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could have material adverse effects on our future results. The forward-looking statements included in this Annual Report on Form 10-K are made only as of the date of this annual report. We expressly disclaim any intent or obligation to update any forward-looking statements to reflect subsequent events or circumstances.

PART I

ITEM 1. BUSINESS.

Introduction

     CorVel Corporation (“CorVel” or the “Company”) is an independent nationwide provider of medical cost containment and managed care services designed to address the escalating medical costs of workers’ compensation and other healthcare benefits, primarily coverage under group health and auto policies. The Company’s services include automated medical fee auditing, preferred provider networks, utilization review, medical case management, vocational rehabilitation services, early intervention, and independent medical examinations. Such services are provided to insurance companies, third-party administrators (“TPAs”), and self-administered employers to assist them in managing the medical costs and monitoring the quality of care associated with health care claims.

     The Company, which is a Delaware corporation, has its principal executive offices located at 2010 Main Street, Suite 1020, Irvine, California, 92614. The Company’s telephone number is 949-851-1473.

Recent Developments

     Amendment of Shareholder Rights Agreement

     In April 2002, the Company’s Board of Directors approved an amendment to its existing stockholder rights agreement (the “Rights Agreement”) to: 1) extend the expiration date of the rights to

February 10, 2012, 2) increase the initial exercise price of each right from $42 ($125 before adjusting for the two-for-one stock split in the form of a 100% stock dividend in May 1999 and the three-for-two stock split in the form of a 50% stock dividend in August 2001) to $118 and 3) enable Fidelity Management & Research Company and its affiliates to purchase up to 18% of the shares of common stock of the Company without triggering the stockholder rights. The limitations under the Rights Agreement remain in effect for all other stockholders of the Company. The Rights Agreement was originally adopted and approved in 1997.

     Three-for-two Stock Split in the Form of a Dividend

     In August 2001, the Company’s Board of Directors declared a three-for-two stock split of the Company’s Common Stock in the form of a 50% stock dividend which was paid in August, 2001.

     Company Continues Stock Repurchase Program

     During fiscal 2002, the Company continued to repurchase shares of its common stock under a plan approved by the Company’s Board of Directors. Including an expansion authorized in fiscal 2001, the total number of shares authorized to repurchase has now been increased to 5,100,000 shares, adjusted for the three-for-two stock split in the form of a 50% stock dividend paid in August 2001. Since commencing this program in the fall of 1996, the Company has repurchased approximately 4,770,000 common shares through March 31, 2002, equal to 31% of its outstanding stock at a cost of approximately $69 million. These repurchases were funded from the Company’s operating earnings.

     Acquisition of Ancicare

     On May 16, 2002, the Company acquired AnciCare, PPO, Inc., which is a Florida-based national provider of diagnostic imaging services, including MRIs, CAT Scans, and Bone Scans. With a network of operations in over 30 states, this acquisition represents a further expansion of CorVel’s CorCare Preferred Provider Organization (PPO). The down payment for the acquisition was paid from the Company’s existing cash on hand. If the results of the Ancicare operations attain certain levels, the Company will pay an additional amount for the purchase which is expected to be funded from future earnings of the Company.

     AnciCare provides the scheduling, report management and reimbursement coordination for a wide range of diagnostic imaging services. Such services provide an expansion of the scope of services from traditional PPOs. CorVel is expanding the scope of all of its PPO activities, capitalizing upon its extensive involvement in the provision of assistance to injured workers. These second generation forms of provider networks provide services whose goal is the acceleration of turnaround times that assist the resolution of claims, and reduce related indemnity expenses. CorVel seeks to assist patients by helping them find convenient providers and by arranging appointments. By coordinating the related reimbursement, the Company is able to streamline the billing and payment process, improving efficiencies for both the provider and the payor in a healthcare episode. In addition to diagnostic imaging, CorVel is also involved in the scheduling of medical services, independent medical evaluations and many forms of pre-employment and fitness-for-duty examinations.

     MedCheck/ecs

     During fiscal 2002, the Company announced a further development of its medical bill review software and PPO management system, MedCheck, with a web-based initiative, MedCheck/ecs (eCommerce Solutions). As the volume of medical bills increase, this program can help to automate the claims process, while delivering savings on most bills. With MedCheck/ecs, medical bills can be processed and approved from the customer’s desktop. By using automated information processing, MedCheck/ecs eliminates paperwork and many time delays. Additionally, it can reimburse providers for services directly after the bill has been approved for payment in real time.

     MedCheck/ecs automates many of the functions that have traditionally delayed the submission, approval, and reimbursement of bills. Via the password-protected website (“caremc.com”) providers, and claims professionals enter bills directly onto the website and into the system to expedite claim processing. Using artificial intelligence technology, MedCheck/ecs automatically adjudicates bills, applying usual and customary review, fee schedule analyses, and PPO discounts.

     Roll-out of CareMC

     During fiscal 2002, the Company continued the roll out of CareMC — a managed care eCommerce website (http://www.caremc.com). CareMC connects employers, claims professionals, providers and case managers, accelerating the resolution of disability claims and improving outcomes. CareMC tools address: incidents reporting, absence management, claim status reporting, case manager updates, medical bill adjudication and outcomes reporting. By integrating all of the managed care services involved in an episode of care, CareMC extends the value in the automated processing of incident reporting to other components of claims management. CareMC serves the healthcare and claims needs of insurers and employers managing employee absences and disability insurance losses. The CareMC website provides direct access to CorVel Corporation’s managed care services and is also designed to function as an application service provider (ASP) through which other managed care providers will supply their services to major employers and insurers nationwide.

     The CareMC website facilitates healthcare transaction processing. Information gathered in CareMC is immediately consolidated and available to benefits management personnel, insurers, patients and treating physicians. CareMC can be customized to match the unique needs of each user, and be connected with Human Resource and/or payroll systems. For instance, when integrated with the employer’s payroll system, users of the site can be assured of having accurate employee identification, including all related demographics. Increasingly, the integration of systems is possible and CareMC is designed to make such connections easy and efficient. The elimination of data errors and the time delays involved with paper processing, are two of the big advantages of moving to web-based processing. Summary reports of injury experience help employers better understand how to improve safety results. By tracking both occupational and non-occupational absences, CareMC enables much improved productivity management.

     CareMC was developed in response to requests from major insurers to open access for their various managed care vendors to CorVel’s line of ASP services. Other features of the website include electronic communications among providers, payors, employers, managed care vendors and patients; service scheduling; purchase transactions; automated provider reimbursement adjudication and vendor billing and collections.

     CareMC offers a suite of online services, and solutions that unite multiple managed care professionals real-time, and on a single website, creates a seamless, unified process for claims. This suite of solutions for managed care professionals includes:

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

     Bill Review: CareMC Bill Review assures accuracy, accountability and timeliness by tracking costs from the time a claim begins until it is closed. CareMC bill review is founded on proprietary software, artificial intelligence, the integration of information from multiple resources, and instant access to information. With CareMC Bill Review, the claims professionals can record bill and cost data in real time, access bill review status instantly, review and analyze in-patient and out-patient bills, and authorize payments on-line based on fee schedules and PPO agreements.

     Reporting Center: Reporting Center adds value by collecting a myriad of critical details from multiple sources, then organizing and delivering that information in real time. CareMC helps claims professionals by sorting, simplifying and formatting comprehensive case data. Reports can be tailored to highlight individual critical cases or summarized to highlight priority trends. Through the CareMC Reporting Center, claims professionals can view timely status reports and cost updates, use artificial intelligence to flag priority issues, tailor reports to highlight urgent cases or summarize important trends, and perform cost and savings analyses using an advanced and integrated database.

     The CareMC suite of solutions for employers includes:

     Absence Manager: Absence Manager offers employers a single worksite for the reporting of all absences. Workers’ compensation, short-term disability and Family Medical Leave Act (“FMLA”) absences are all integrated in one patient management process. CareMC documents up-to-the-minute employee absences, expedites compliance with government and insurer reporting requirements, and can individualized case management activities to follow a specified preference.

     Disability Manager: Disability Manager gives employers a comprehensive overview of short-term disability and workers’ compensation exposures, as well as the details of each lost-time case. Through Disability Manager, employers can express their preferences regarding the administration of their benefit program, and track the progress and status of disability claims.

     Employment Services: Employment Services helps administer a wide range of medical evaluation strategies to the employment process for work groups susceptible to higher rates of injury or absence. CareMC expedites requests for service and coordinates the scheduling of appointments using an efficient, easy-to-use website. Employers can monitor the status of scheduled activities online and in real-time, using the services provided. They can reduce the cost and complexity of conducting physicals, fitness for duty testing or other evaluations.

     Reporting Center: The CareMC Reporting Center provides real-time access to the status of the employer’s benefit management program. The employer can be informed daily regarding summarized information, as well as trends and analytic perspectives. Such information is especially useful in understanding the underlying causes of medical issues and unexpected outcomes, so the employer can react to emerging problems immediately.

     The CareMC Dashboard

     During fiscal 2002, the Company announced the launch of the CareMC Dashboard, a graphical tool for employers and claims professionals seeking high level information to manage their benefits programs. Users of the dashboard can quickly see where event outliers are occurring within the claims management process. Using artificial intelligence techniques, decision-makers will be notified if costs exceed pre-determined thresholds or activities fall outside expected timelines. The dashboard brings a variety of critical reports together in one central screen which enables risk managers and claims management professionals to act in real time, on information summarized to facilitate decisions. This decision-support tool brings multiple information streams together in a console from which management can quickly see developing trends and make timely decisions. The dashboard is a central feature of CareMC website.

Industry Overview

     Workers’ compensation is a federally-mandated, state-legislated, comprehensive insurance program that requires employers to fund medical expenses, lost wages and other costs resulting from work-related injuries and illnesses. Since their introduction in the early 1900’s, these programs have been expanded to all fifty states and the District of Columbia. Each state is responsible for implementing and regulating its own program. Consequently, workers’ compensation benefits and arrangements vary on a state-by-state basis and are often highly complex.

     Workers’ compensation plans generally require employers to fund all of an employee’s costs of medical treatment and a significant portion of lost wages, legal fees and other associated costs of work related injuries. Typically, work-related injuries are broadly defined, and injured or ill employees are entitled to extensive benefits. Employers are required to provide first-dollar coverage with no co-payment or deductible due from the injured or ill employee for medical treatment and, in many states, there is no lifetime limit on expenses. However, in exchange for providing this coverage for employees, employers are not subject to litigation by employees for benefits in excess of those provided by the relevant state statute. In most states, the extensive benefits coverage (for both medical costs and lost wages) is provided through the purchase of commercial insurance from private insurance companies, participation in state-run insurance funds or employer self-insurance.

     Provider reimbursement methods vary on a state-by-state basis. A majority of states have adopted fee schedules pursuant to which all health care providers are uniformly reimbursed. The fee schedules are set by each state and generally prescribe the maximum amounts that may be reimbursed for a designated procedure. In states without fee schedules, health care providers are reimbursed based on usual and customary or reasonable fees charged in the particular state in which the services are provided.

     Workers’ compensation is a statutorily defined employee benefit, which varies on a state-by-state basis. Workers’ compensation laws generally require employers to fully pay for employees’ costs of medical treatment, lost wages, legal fees and other costs associated with work-related injuries and disabilities and, in certain jurisdictions, mandatory vocational rehabilitation. Companies provide such coverage to their employees through either the purchase of commercial insurance from private insurance companies, participation in state-run funds or through self-insurance.

     Many states do not permit employers to restrict a claimant’s choice of provider, making it more difficult for employers to utilize managed care approaches such as HMOs and Preferred Provider Organizations (“PPOs”). However, in many states, employers have the right to direct employees to a specific primary health care provider during the onset of a workers’ compensation case, subject to the right of the employee to change physicians after a specific period. In addition, workers’ compensation programs vary from state to state, making it difficult for payors and multi-state employers to adopt uniform policies to administer, manage, and control the costs of benefits. As a result, managing the cost of workers’ compensation requires approaches, which are tailored to the specified regulatory environment(s) in which the employer is operating.

     Managed care techniques are intended to control the cost of health care services and to measure the performance of providers through intervention and on-going review of services proposed and actually provided. Managed care techniques were originally developed to stem the rising costs of group medical care. Historically, employers were slow to apply managed care techniques to workers’ compensation costs primarily because the aggregate costs are relatively small compared to costs associated with group health benefits and because state-by-state regulations related to workers’ compensation are far more complex than those related to group health. In addition, workers’ compensation programs vary from state to state, making it difficult for payors and multi-state employers to adopt uniform policies to administer, manage and control the costs of benefits. Managing the cost of workers’ compensation requires approaches that are tailored to the specific state regulatory environment in which the employer operates. However, in recent years, employers and insurance carriers have been increasing their focus on applying managed care techniques to control their workers’ compensation costs.

     Since workers’ compensation benefits are mandated by law and are subject to extensive regulation, payors and employers do not have the same flexibility to alter benefits as they have with other health benefits programs.

     An increasing number of states have adopted legislation encouraging the use of workers’ compensation managed care organizations (“MCOs”) in an effort to allow employers to control their workers’ compensation costs. MCO laws generally provide employers an opportunity to channel injured employees into provider networks. In certain states, MCO laws require licensed MCOs to offer certain specified services, such as utilization management, case management, peer review and provider bill review. Most of the MCO laws adopted to date establish a framework within which a company such as the Company can provide its customers a full range of managed care services for greater cost control.

Business Strategy

     The Company believes that payors and employers impacted by the escalating medical costs of workers compensation will increasingly require services and programs to manage such costs. The Company’s business strategy is to offer a range of services through a national network of branch offices, supported by information management systems, to respond to such need on both a local and national level.

Breadth of Service

     A key element of the Company’s strategy is to capitalize on its background and specialization in workers compensation, established initially in the area of case management, to offer a range of services, including bill review, PPOs and independent medical examinations (“IMEs”), to assist insurance carriers, TPAs and self-administered employers in managing the cost of workers compensation and monitoring the quality of care provided. The Company plans to continue to expand its range of services to respond to the needs of its customers.

National Branch Office Network

     An integral part of the Company’s strategy is to offer services at the local or regional level where workers compensation claims are administered. Each office has access to centralized services and software developed at the Company’s corporate offices and is capable of responding to the particular regulatory environment in which it operates. The Company adds branch offices by identifying target markets, generally geographically contiguous to an existing market, where it believes it can successfully introduce one or more of its services. The Company may also establish new offices in response to the needs of national customers. In addition to expanding the number of branch office locations, the Company expects to add existing services as well as new services to its branch offices.

Informational Management Capabilities

     The Company’s strategy also includes the continued development of software and its computer system network capable of supporting the review and management of medical information on the internet. Claims and patient data can be entered from field locations, processed by the Company and made available for consolidated reporting or for automated interfacing to customer computer systems.

Business

     The Company offers services in two general categories, provider programs and patient management services, to assist its customers in managing the increasing medical costs of worker’s compensation, group health and auto insurance, and monitoring the quality of care provided to claimants.

Provider Programs

     The Company’s provider program services are designed to reduce the price paid by its customers for medical services rendered in workers’ compensation cases and auto liability cases. The provider programs offered by the Company include automated medical fee auditing, preferred provider services, and retrospective utilization review.

     MedCheck — CorVel’s Proprietary Bill Review System

     Many states have adopted fee schedules, which regulate the maximum allowable fees payable under workers’ compensation for procedures performed by a variety of health treatment providers. Such schedules may also include fees for hospital treatment. The purpose of a fee schedule is to standardize the billing process by using uniform procedure descriptions and to set maximum reimbursement levels for each covered service.

     Certain other states permit payors to pay workers’ compensation medical costs limited to usual and customary charges for the relevant community. The Company provides automated medical fee auditing to assist the Company’s customers in verifying that the fees charged by workers’ compensation health care providers comply with state fee schedules, or are consistent with usual and customary charges.

     The Company offers its fee schedule auditing through a computerized medical bill review service called MedCheck, which combines automated data reporting and transmission capabilities. MedCheck consists of an on-line computer-based information system comprised of a proprietary software program which stores and accesses state-mandated fee schedules and licensed usual and customary charge information. MedCheck is also being utilized for the review of medical charges under certain non-workers’ compensation insurance coverages. With the MedCheck service, the Company is capable of:

•	Checking for provider charges which exceed charges allowable under fee schedules or usual and customary charges, in accordance with the requirements of the relevant jurisdiction

•	Repricing provider bills to contractual PPO reimbursement levels

•	Checking for duplicate billing

•	Checking for billed services or procedures that are excessive, unnecessary or unrelated to treating the particular medical problem

•	Checking for “unbundled” billings where the medical services performed are billed in components, resulting in higher total charges than would be the case if the services were billed in the aggregate

•	Engaging in on-site processing of claims

•	Sending claims data directly to carriers’ databases, thereby reducing costs due to repetitive or erroneous data entry

•	PPO management

•	Internet based reporting tools

•	Pharmacy review

     In addition to providing the MedCheck software suite, CorVel also supports insurers and administrators with a full array of outsource capabilities. The Company provides a proprietary national PPO, as well as case managers both on-site and from telephonic hub operations. These systems can be interfaced to insurers through the Company’s wide area network (WAN) as well as through its website and virtual private networks (VPNs). When installed at an insurer, the MedCheck suite can accept electronic data interfaces (EDI) from CorVel and other sources. This interface automates the reimbursement of provider reimbursements, allows for the application of all MedCheck fees to the individual claim file and eliminates the need for manual redundant data entry of MedCheck results by the carriers’ claims personnel. In addition, MedCheck can send its own files on to the mainframe claims administration systems of major insurers and other payors. The system is designed for easy access by claims adjusters and includes functionality for such part-time users within the claims payment environment.

     MedCheck includes an artificial intelligence (AI) module (First Review) which allows insurers to incorporate the latest in software intelligence. MedCheck’s “First Review” module can incorporate intelligence unique to specific insurance programs. In addition to these AI features, MedCheck’s development reflects CorVel’s experience as one of the leading managed care companies in the country. An important element of the Company’s business strategy is to introduce MedCheck to additional existing branch offices and increase its use by current customers. The Company plans to continue to invest in the expansion of its MedCheck medical review software to better serve the claims processing needs of customers through automated interfacing with its customers’ computer systems.

     During fiscal 2001, the Company announced the release of its MedCheck, version 3.7, which adjudicates medical reimbursement for workers’ compensation, automobile, and accident & health claims. Casualty claims are typically managed through many geographically dispersed offices. MedCheck, version 3.7, is web-enabled, allowing claims to be submitted electronically, as well as through traditional paper processes. Version 3.7, includes expanded PPO administration features and browser-based interfaces for both claims processing and reporting. The product had been previously expanded to include features unique to the processing of automobile claims. The current release is focused on applications in the workers’ compensation market, and is of particular interest to state funds, municipalities and other large insurance and third party administrator payors.

     CorVel customers can utilize MedCheck’s service bureau capabilities to outsource their bill review processing needs. However, they can also process varying portions of their workload from their own sites, or utilize MedCheck on an ASP basis. In this latter mode the claims administration organization can access the software over the Internet and process all, or a portion of their claims, themselves. The use of ASP processing allows payors to benefit from all of MedCheck’s capabilities without having to invest in computer systems, software support, and maintenance or the administration of the many information databases critical to proper medical reimbursement adjudication.

     MedCheck includes automated processing capabilities. CorVel’s AI module (“First Review”) is designed to evaluate incoming medical bills, apply medical protocols and reimbursement guidelines and complete the reimbursement of the medical professional, all automatically. MedCheck 2000 is architected so that customers can seamlessly blend outsourced processing with work performed internally. Claims professionals, as well as various levels of management can easily access real-time reports of claims history.

     Preferred Provider Services

     PPOs are groups of hospitals, physicians and other health care providers that offer services at pre-negotiated rates to employee groups. PPO networks offer the employer an additional means of managing workers’ compensation costs by reducing the per-unit price of medical services provided to employees. The Company provides its customers with access to its PPO network, “CorCare”. Bills submitted from PPOs are identified through the MedCheck review process, and the submitted charges are then audited against the PPO schedule and against any applicable fee schedule or usual and customary charges. The fee approved for payment is the lower of the submitted charges or the lowest allowable fee identified. Some of the features of the Company’s PPO network services include: national networks for all coverages, board certified physicians, automated provider credentialing, patient channeling, online provider look-up and printable directories, and 24-hour, toll-free telephonic directory.

     The Company offers online provider look-up on its website (http://www.corvel.com) or the Company’s eCommerce website (http://www.caremc.com) where users can locate providers in their area, see a map, get door to door driving directions or print an entire directory. CorVel also offers 24 hour, toll free telephonic access via its Interactive Voice Response (IVR) System.

     Hospital Inpatient and Outpatient Bill Review Services

     Additionally, the Company’s line of bill review services adds unique capabilities for reviewing hospital inpatient and outpatient medical reimbursement. CorVel offers cost containment by applying a clinical medical review to hospital claims conducted by registered nurses. Our nurse reviewers use a proprietary nationwide database of usual and customary charges. This database provides usual and customary charges for the detailed charges, which are specified on the itemized hospital bill. Access to more than 370,000 different hospital charge master line items through this database enable CorVel to track billing trends throughout the nation, while streamlining the nurse review process. This service, named MedCheck Select, provides a national database of hospital charges detailed by line item in each hospital’s individual billing system. By converting different hospital billing systems to a common database, the Company can create “usual and customary” expectations for hospital expenses. Revenues for this service expanded throughout the year, and add to the Company’s line of in-patient medical review and PPO activities. Some of the features of this service include: hospital line item bill review, fee negotiation, application of PPO contracts, and usual & customary review.

     Objectives of the service include:

•	Assure that billed charges are usual and customary

•	Confirm services were medically necessary

•	Reduce claim costs through negotiated agreements

•	Substantiate, by report, charges over usual and customary

•	Support the payor and patient in all appeals

     Check Processing

     CorVel has the capability to provide check-writing services for its customers. The provider payment check can be added to the bill analysis (EOB) to produce one combined document, which is mailed to the provider.

     Utilization Management

     Utilization Management programs preview proposed ambulatory care to determine: appropriateness, frequency, duration, and setting. Utilizing experienced RNs, proprietary medical treatment protocols, and “expert systems” technology, unnecessary treatments and associated costs are avoided. Processes in Utilization Management include: review injury, diagnosis, and treatment plan; contact and negotiate provider’s treatment requirements, certifying appropriateness of treatment parameters and/or additional treatment requests; and respond to provider requests for additional treatment.

     Precertification of Hospitalization

     The pre-admission certification program is a review service, which verifies the medical necessity of proposed hospital admissions, and determines the appropriate length of stay. The CorVel staff of nurses and reviewers, assisted by an automated medical rules/protocols system and backed up by physician consultants, individually evaluates every hospital admissions request. Pre-certification objectives include the following: determine appropriateness of proposed hospitalization; determine the medical necessity for hospital admission/inpatient care: explore alternatives to inpatient treatment; if inpatient care is required, determine the appropriate length of stay and monitor the patient’s condition throughout the hospitalization to prevent unnecessary inpatient days; channel the patient to a CorVel PPO provider/facility; and develop and implement a timely discharge plan.

     Inpatient Utilization Review

     The Company offers concurrent utilization review services. The Company’s pre-certification service is designed to be utilized prior to the injured employee’s admission to the hospital. Upon notification by a claims manager or employer, a Company nurse reviews the appropriateness of the proposed plan of care, the need for inpatient hospitalization, and the appropriate length of stay. Under the Company’s concurrent review service the nurse reviewers monitor the medical necessity and appropriateness of the patient’s continued hospitalization through regular contact with the hospital and the patient’s physician and may identify cases that lend themselves to alternate treatment settings or home care.

Patient Management Services

     In addition to its provider program services, the Company offers a range of patient management services, which involve working on a one-on-one basis with injured employees and their various health care professionals, employers and insurance company adjusters. Patient management services are designed both to assist in maximizing medical improvement and, where appropriate, to expedite return to work. The services designed to monitor the medical necessity and appropriateness of health care services provided to workers’ compensation claimants and to expedite their return to work. The Company offers these services on a stand-alone basis, or as an integrated component of its medical cost containment services.

     During fiscal 2001, the Company announced the release of version 4.8 of its Advocacy suite of case management software. This version of Advocacy is designed to assist employers; insurers, TPAs and case management companies with the administration of managed care for disability patients. The software is available for licensure and is supported by CorVel’s national network of offices and managed care professionals.

     Advocacy software is CorVel’s line of case management tools for the managed care industry. The Advocacy suite of services include: first notice of loss, early intervention, utilization management, telephonic case management, on-site case management, independent medical examinations, peer review and vocational rehabilitation.

     The software helps users determine available indemnity payments from the employer and coordinate case management information and issues. Protocols regarding length of disability are incorporated to guide the management of cases. Management and operations reports, electronic data interchange and billing are additional features of the software.

     Medical Case Management

     The Company offers medical case management services where the injury is catastrophic or complex in nature, or where prolonged recovery is anticipated. The medical management components of CorVel’s program focuses on medical intervention, management and appropriateness. In these cases, the Company’s case managers confer with the attending physician, other providers, the patient and the patient’s family to identify the appropriate rehabilitative treatment and most cost-effective health care alternatives, including transferring the patient from a hospital to an alternative care facility. The program is geared towards offering the injured party prompt access to appropriate medical providers who will provide quality cost-effective medical care within the guidelines established and accepted within the medical community. Case managers may coordinate the services or care required and may arrange for special pricing of the required services.

     Early Telephonic Case Management

     Through the claims interface and artificial intelligence process and/or call center, the need for Medical Case Management is defined. Case Management facilitates and promotes patient care, which minimizes fragmentation, facilitates patient progression through the healthcare system, attends to the needs of the patient, and represents a merging of clinical and financial interests, systems, and outcomes. The Case Manager, through contact with the patient and/or family, personalizes an often impersonal healthcare system, transmits the insurer’s concern for the patient, and facilitates communication between the patient, insurer, and healthcare providers.

     Vocational Rehabilitation

     In certain states, vocational rehabilitation is a legislated benefit of workers’ compensation, which assists the employee’s return to former employment or another job function with similar economic value. The Company offers vocational services to reduce workers’ compensation costs and expedite the injured employee’s return to work.

     CorVel offers vocational services to evaluate the claimant’s education, training, and experience. Vocational services include work capacity assessments, job analysis, transferable skill analysis, job modification, vocational testing, job placement assistance, labor market surveys and retraining. After an employee sustains an injury, the Company performs an analysis of the employee’s current job and other potential jobs which could be performed for the employer, meets with the treating physician to determine the diagnosis and prognosis for return to work, presents job analyses to obtain a release to return to work, develops plans for employee training and generally monitors the employee’s return to work. By working with the employer, they can provide job modification or light-duty alternatives until the physician lifts the claimant’s physical limitations. In addition, CorVel can evaluate participant payment claims if the claimant returns to work in a new position, working for less than their pre-injury wage.

     Early Intervention

     The earlier the Company becomes involved in an episode of care, the greater the impact on the healthcare outcome. The Company’s early intervention program begins a series of steps that promote an employee’s timely return-to-work including immediate telephonic assessment to ensure that an appropriate course of treatment is established and adhered to through the entire episode of care. CorVel’s early intervention program features: automated, immediate notification, immediate patient assessment, clinical protocols and guidelines, channeling to preferred providers, private labeling options, and telephonic case management.

     Independent Medical Examinations

     The Company arranges for an IME to assist customers in evaluating workers’ compensation and other casualty claims. A medical examination involves the assessment of a person’s condition often for use in determining the extent and nature of an injury. IMEs are focused to answer specific requirements including relationships of diagnosis to specific injury, accident or illness, further treatment recommendations, extent of permanent impairment or disability, and other information as needed. In general, a physician examines the patient and prepares a report that describes the nature and extent of injuries, as well as the future medical requirements. The Company produces preliminary reports within five days, and final reports within ten days of examination. The Company provides IMEs through a network of independent physicians. The IME services include IMEs, second opinions, peer reviews, chart reviews, legal testimony, physical capacity exams, pre-employment physicals, and fitness for duty exams.

     Durable Medical Equipment Network

     CorCare Select, DME (durable medical equipment) services are offered via CorVel’s eCommerce website, CareMC, a fully automated equipment ordering and status management system. Orders are fulfilled using local, preferred equipment distributors and billing and reimbursement for each transaction is automatically processed. CorCare Select, DME offers: web-based ordering, call center convenience, preferred pricing, status management through CareMC, and automated billing and reimbursement.

Customers and Marketing

     The Company’s customers are workers’ compensation insurers and, to a lesser extent, TPAs and self-administered employers. Many claims management decisions in workers’ compensation are the responsibility of the local claims office of national or regional insurers. The Company’s national branch office network has been established to enable the Company to market and offer its services at both a local and national account level. The Company is placing increasing emphasis on national account marketing. The marketing activities of the Company are conducted by account executives located in key geographic areas, and by national account executives from the corporate office. Most of the major workers’ compensation insurance carriers conduct business with the Company. None of the Company’s customers represented more than 10% of revenues in fiscal 2000, 2001, or 2002.

Competition and Market Conditions

     The healthcare cost containment industry is highly fragmented and competitive. The intensity of competition can be expected to increase. The Company’s primary competitors in the workers’ compensation market are several large insurance carriers which offer one or more services similar to those offered by the Company, HMOs and numerous independent companies, typically on a local or regional basis. The Company also competes with national and local firms specializing in utilization review and with major insurance carriers and TPAs which have implemented their own internal utilization review services. Many of the Company’s competitors are significantly larger and have greater financial and marketing resources than the Company. There can be no assurance that the Company will continue to maintain its existing performance, or be successful with any new products or in any new geographical markets it may enter. Moreover, the Company’s customers may establish the in-house capability of performing services offered by the Company.

     Legislative reforms in some states permit employers to designate health plans such as HMOs and PPOs to cover workers’ compensation claimants. Because many health plans have the capacity to manage health care for workers’ compensation claimants, such legislation may intensify competition in the market served by the Company. Within the past few years, several states have experienced a decrease in the number of workers’ compensation claims and average cost per claim. This has been reflected in workers’ compensation insurance premium rate reductions in those states.

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

     The Company competes on the basis of its specialization in workers’ compensation, breadth of services, ability to offer local services on a nationwide basis, information management systems and independence from insurance carriers.

Government Regulation

     General

     Managed health care programs for workers’ compensation are subject to various laws and regulations. Both the nature and degree of applicable government regulation vary greatly depending upon the specific activities involved. Generally, parties that actually provide or arrange for the provision of health care services, assume financial risk related to the provision of those services, or undertake direct responsibility for making payment or payment decisions for those services, are subject to a number of complex regulatory schemes that govern many aspects of their conduct and operations.

     In contrast, the management and information services provided by the Company to its customers typically have not been the subject of regulation by the federal government or the states. Since the managed health care field is a rapidly expanding and changing industry and the cost of providing health care continues to increase, it is possible that the applicable state and federal regulatory frameworks will expand to have a greater impact upon the conduct and operation of the Company’s business.

     Under the current workers’ compensation system, employer insurance or self-funded coverage is governed by individual laws in each of the 50 states and by certain federal laws. The management and information services that make up the Company’s managed care program serve markets that have developed largely in response to needs of insurers, employers and large TPAs, and generally have not been mandated by legislation or other government action. On the other hand, the vocational rehabilitation case management marketplace within the workers’ compensation system has been dependent upon the laws and regulations within those states that require the availability of specified rehabilitation services for injured workers. Similarly, the Company’s fee schedule auditing services address market needs created by certain states’ enactment of maximum permissible fee schedules for workers’ compensation services. Changes in individual state regulation of workers’ compensation may create a greater or lesser demand for some or all of the Company’s services, or require the Company to develop new or modified services in order to meet the needs of the marketplace and compete effectively in that marketplace.

     Medical Cost Containment Legislation

     Historically, governmental strategies to contain medical costs in the workers’ compensation field have been generally limited to legislation on a state-by-state basis. For example, many states have implemented fee schedules that list maximum reimbursement levels for health care procedures. In certain states that have not authorized the use of a fee schedule, the Company adjusts bills to the usual and customary levels authorized by the payor. Opportunities for the Company’s services could increase as more states legislate additional cost containment strategies. Conversely, the Company could be adversely affected if states elect to reduce the extent of medical cost containment strategies available to insurance carriers and other payors, or adopt other strategies for cost containment that would not support a demand for the Company’s services.

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

     Vocational Rehabilitation Legislation

     During the early 1970s, the case management marketplace within workers’ compensation was dominated by the provision of medical management services. Such services were purchased at the option of insurance carriers with little or no support from legislative efforts within any of the states. By the mid-1970s, it became popular for states to legislate either supportive programs for vocational rehabilitation or, in some cases, mandatory vocational rehabilitation statutes.

Shareholder Rights Plan

     During fiscal 1997, the Company’s Board of Directors approved the adoption of a Shareholder Rights Plan. The Rights Plan, which is similar to rights plans adopted by numerous other public companies, provides for a dividend distribution to CorVel stockholders of one preferred stock purchase “Right” for each outstanding share of CorVel’s Common Stock. In April, 2002, the Board of Directors of CorVel Corporation approved an amendment to the Company’s existing stockholder rights agreement to extend the expiration date of the rights to February 10, 2012, increase the initial exercise price of each right from $42 ($125 adjusted for the two-for-one stock split in the form of a 100% stock dividend in May 1999 and the three-for-two stock split in the form of a 50% stock dividend paid in August 2001) to $118 and enable Fidelity Management & Research Company and its affiliates to purchase up to 18% of the shares of common stock of the Company without triggering the stockholder rights.

     The limitations under the Rights Agreement remain in effect for all other stockholders of the Company. The Rights are designed to assure that all stockholders receive fair and equal treatment in the event of any proposed takeover of the Company and to encourage a potential acquirer to negotiate with the Board of Directors prior to attempting a takeover. The rights have an exercise price of $118 per right, subject to subsequent adjustment. The Rights trade with the Company’s common stock, and will not be exercisable until the occurrence of certain takeover-related events.

     Generally, the Rights Plan provides that if a person or group acquires 15% or more of the Company’s Common Stock without the approval of the Board, subject to certain exception, the holders of the rights, other than the acquiring person or group, would, under certain circumstances, have the right to purchase additional shares of the Company’s Common Stock having a market value equal to two times the then-current exercise price of the right.

     In addition, if the Company is thereafter merged into another entity, or if 50% or more of the Company’s consolidated assets or earning power are sold, then the Right will entitle its holder to buy common shares of the acquiring entity having a market value equal to two times the then-current exercise price of the Right. The Company’s Board of Directors may exchange or redeem the Rights under certain conditions.

Employees

     As of March 31, 2002, CorVel had approximately 3,150 employees, including nurses, therapists, counselors and other employees. No employees are represented by any collective bargaining unit. Management considers its relationship with its employees to be good.

Risk Factors

     Past financial performance is not necessarily a reliable indicator of future performance, and investors in the Company’s Common Stock should not use historical performance to anticipate results or future period trends. Before deciding to invest in CorVel or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this Annual Report on Form 10-K and in the Company’s other filings with the SEC, including its reports on Forms 10-Q and 8-K. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties not presently known to the Company or that it currently deems immaterial may also affect its business operations. If any of these risks actually occur, the Company’s business, financial condition or results of operations could be seriously harmed. In that event, the market price of the Company’s common stock could decline and you may lose all or part of your investment.

     Potential Adverse Impact of Government Regulation. Many states, including a number of those in which the Company transacts business, have licensing and other regulatory requirements applicable to the Company’s business. Approximately half of the states have enacted laws that require licensing of businesses, that provide medical review services, such as the Company. Some of these laws apply to medical review of care covered by workers’ compensation. These laws typically establish minimum standards for the qualification of personnel, confidentiality, internal quality control and dispute resolution procedures. These regulatory programs may result in increased costs of operation for the Company, which may have an adverse impact upon the Company’s ability to compete with other available alternatives for health care cost control. In addition, new laws regulating the operation of managed care provider networks have been adopted by a number of states. These laws may apply to managed care provider networks having contracts with the Company or to provider networks, which the Company may organize. To the extent the Company is governed by these regulations, it may be subject to additional licensing requirements, financial and operational oversight and procedural standards for beneficiaries and providers.

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

     Possible Litigation and Legal Liability. The Company, through its utilization management services, makes recommendations concerning the appropriateness of providers’ medical treatment plans of patients throughout the country, and as a result, could be exposed to claims for adverse medical consequences. The Company does not grant or deny claims for payment of benefits and the Company does not believe that it engages in the practice of medicine or the delivery of medical services. There can be no assurance, however, that the Company will not be subject to claims or litigation related to the grant or denial of claims for payment of benefits or allegations that the Company engages in the practice of medicine or the delivery of medical services.

     In addition, there can be no assurance that the Company will not be subject to other litigation that may adversely affect the Company’s business or results of operations. The Company maintains professional liability insurance and such other coverages as the Company believes are reasonable in light of the Company’s experience to date. There can be no assurance; however, that such insurance will be sufficient or available in the future at reasonable cost to protect the Company from liability which might adversely affect the Company’s business or results of operations.

     Competition. The Company faces competition from HMOs, PPOs, TPAs and other managed health care companies. The Company believes that, as managed care techniques continue to gain acceptance in the workers’ compensation marketplace, CorVel’s competitors will increasingly consist of nationally focused workers’ compensation managed care service companies, insurance companies, HMOs and other significant providers of managed care products. Legislative reforms in some states permit employers to designate health plans such as HMOs and PPOs to cover workers’ compensation claimants. Because many health plans have the ability to manage medical costs for workers’ compensation claimants, such legislation may intensify competition in the markets served by the Company. Many of the Company’s current and potential competitors are significantly larger and have greater financial and marketing resources than those of the Company, and there can be no assurance that the Company will continue to maintain its existing clients or its past level of operating performance or be successful with any new products or in any new geographical markets it may enter.

     Changes in Market Dynamics. Within the past few years, several states have experienced a decrease in the number of workers’ compensation claims and average cost per claim. This has been reflected in workers’ compensation insurance premium rate reductions in those states. The Company believes that declines in workers’ compensation costs in these states are due principally to intensified efforts by payors to manage and control claim costs, to improved risk management by employers and to legislative reforms. If declines in workers’ compensation costs occur in many states and persist over the long-term, they may have an adverse impact on the Company’s business and results of operations.

     Dependence upon Key Personnel. The Company is dependent to a substantial extent upon the continuing efforts and abilities of certain key management personnel, especially V. Gordon Clemons, our Chairman of the Board, Chief Executive Officer and President. Our success will also depend in large part upon our ability to continue to attract, retain and motivate experienced employees with professional expertise in the workers’ compensation managed care area. Competition for these employees is intense. We may not be able to continue to attract and retain sufficient numbers of, such highly skilled employees. Our inability to attract, and retain additional key employees or the loss of one or more of our current key employees could adversely affect upon our business, financial condition and results of operations.

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

     During the past fiscal year, the Company has made efforts to increase its presence and revenue in the group health market with moderate success. Managed care in this market is more mature than managed care in workers’ compensation and has numerous large competitors, primarily HMOs. The Company has limited experience in the group health market. There can be no assurance that the Company will be successful in this market.

     Certain aspects of the Company’s business are dependent upon its ability to store, retrieve, process and manage data and to maintain and upgrade its data processing capabilities. Interruption of data processing capabilities for any extended length of time, loss of stored data, programming errors or other computer problems could have a material adverse effect on the Company’s business and results of operations. In addition, the Company’s results of operations are highly dependent upon the ability of management to expeditiously retrieve and analyze financial information from its nationwide branch network. The Company is currently in the process of installing new company-wide management information software and there can be no assurance that the installation of this new system will proceed according to plan.

     In addition, the Company expects that a considerable amount of its future growth will depend on its ability to process and manage claims data more efficiently and to provide more meaningful healthcare information to customers and payors of healthcare. There can be no assurance that the Company’s current data processing capabilities will be adequate for its future growth, that it will be able to efficiently upgrade its systems to meet future demands, or that the Company will be able to develop, license or otherwise acquire software to address these market demands as well or as timely as its competitors.

     Possible Volatility of Stock Price. The market price of the Company’s Common Stock may be highly volatile. Factors such as variations in the Company’s revenues, earnings and cash flow, general market trends in the workers’ compensation managed care market, and announcements of innovations by the Company or its competitors could cause the market price of the Common Stock to fluctuate substantially. Specifically, the year-to-year percentage growth in operating results for the Company’s four most recently completed fiscal years was lower than the growth rates historically experienced by the Company. The Company’s slower growth rate in those fiscal years was partially attributable to a reduction in the growth rate of health care expenditures nationally, contributing to a reduction in the growth of claims processed by the Company. There can be no assurance that the Company’s earnings will grow in the future or grow at or near historical levels.

     In addition, the stock market has in the past experienced price and volume fluctuations that have particularly affected companies in the health care and managed care markets resulting in changes in the market price of the stock of many companies which may not have been directly related to the operating performance of those companies.

     Importance of Intellectual Property Rights. The Company has made significant investments in the development and maintenance of its proprietary software systems and data. The Company relies largely on its own security systems, confidentiality procedures and employee nondisclosure agreements to maintain the confidentiality and security of its proprietary information. Unauthorized access by third parties to the Company’s information systems, the existence of computer viruses in the Company’s data or software or misappropriation of the Company’s proprietary information may have a material adverse effect on the Company’s business and results of operations.

     Control by Insiders. As of May 31, 2002, two of the Company’s directors beneficially owned approximately 38% of the total combined voting power of the outstanding shares of the Company’s common stock. As a result of their stock ownership, these parties will be able to significantly influence the election of directors and the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions, regardless of how the Company’s other stockholders may vote. This concentration of voting control may have a significant effect in delaying, deferring or preventing a change in the management or change in control of the Company and may adversely affect the voting or other rights of other holders of common stock.

     Anti-Takeover Provisions. Certain provisions of the Company’s stockholder rights plan could make it difficult for a third party to acquire the Company, even though an acquisition might be beneficial to the Company’s stockholders. These provisions could limit the price that investors might be willing to pay in the future for shares of the Company’s common stock. In 1997, the

Company adopted a stockholder rights plan and declared a dividend of preferred stock purchase rights to its stockholders. In the event a third party acquires more than 15% of the outstanding voting control of the Company or 15% of its outstanding common stock, the holders of these rights will be able to purchase the junior participating preferred stock at a substantial discount off of the then current market price. The exercise of these rights and purchase of a significant amount of stock at below market prices could cause substantial dilution to a particular acquirer and discourage the acquirer from pursuing the Company. The mere existence of a stockholder rights plan often delays or makes a merger, tender offer or proxy contest more difficult.

     No Cash Dividends. The Company has never paid cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future.

     Additional Risks. The risks and uncertainties described above are not the only ones facing the Company. Additional risks and uncertainties not presently known to the Company or that it currently deems immaterial may also adversely affect its business operations.

ITEM 2. PROPERTIES.

     The Company’s principal executive office is located in Irvine, California in approximately 3,500 square feet of leased space under a lease that will expire in August 2002. The Company has entered into a new lease to relocate its principal executive office to an office with approximately 6,600 square feet in a lease that expires in September 2007. The Company leases its branch offices, which range in size up to approximately 16,000 square feet. The lease terms for the branch offices range from monthly to seven years. The Company believes that its facilities are adequate for its current needs and that suitable additional space will be available as required.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is involved in litigation arising in the normal course of business. The Company believes that resolution of these matters will not result in any payment that, in the aggregate, would be material to the financial position or financial operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of stockholders during the quarter ended March 31, 2002.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

     The Company’s Common Stock is traded on the Nasdaq National Market under the symbol CRVL. The quarterly high and low sales prices for the Company’s Common Stock for fiscal years 2001 and 2002, as reported by Nasdaq, are set forth below for the periods indicated as adjusted for the 3-for-2 stock split in the form of a 50% stock dividend paid in August, 2001:

	High	Low

Fiscal Year Ended March 31, 2001:
Quarter Ended June 30, 2000:	$19.79	$15.17
Quarter Ended September 30, 2000:	19.67	16.70
Quarter Ended December 31, 2000:	25.25	17.00
Quarter Ended March 31, 2001:	24.83	21.00
Fiscal Year Ended March 31, 2002:
Quarter Ended June 30, 2001:	$25.37	$22.00
Quarter Ended September 30, 2001:	26.83	21.00
Quarter Ended December 31, 2001:	33.71	25.23
Quarter Ended March 31, 2002:	33.75	28.00

     The last sales price for the Company’s Common Stock as reported by Nasdaq on May 31, 2002 was $34.35. As of May 31, 2002, there were 750 holders of record of the Company’s Common Stock. The Company has never paid any cash dividends on its Common Stock and has no current plans to do so.

ITEM 6. SELECTED FINANCIAL DATA.

     The selected consolidated financial data of the Company appears in a separate section of this Annual Report on Form 10-K on page 22.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Management’s Discussion and Analysis of Financial Condition and Results of Operations appears in a separate section of this Annual Report on Form 10-K beginning on page 23.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Market risk generally represents the risk that losses may occur in the values of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. The Company has no market risks in these areas.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Company’s consolidated financial statements and schedule, as listed under Item 14, appear in a separate section of this Annual Report on Form 10-K beginning on page 26 and 20, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The sections titled “Directors and Nominees,” “Executive Officers of the Company,” and “Compliance with Section 16(a) of the Exchange Act” appearing in the Company’s Definitive Proxy Statement for the 2002 Annual Meeting of Stockholders are incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     The section titled “Executive Compensation and Related Information”, except as stated therein, appearing in the Company’s Definitive Proxy Statement for the 2002 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The section titled “Principal Stockholders” appearing in the Company’s Definitive Proxy Statement for the 2002 Annual Meeting of Stockholders is incorporated herein by reference. See also Note E — Stock Options Plans in the accompanying consolidated financial statements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The section titled “Certain Transactions” appearing in the Company’s Definitive Proxy Statement for the 2002 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) Consolidated Financial Statements:

     The Company’s consolidated financial statements appear in a separate section of this Annual Report on Form 10-K beginning on the pages referenced below:

(2) Financial Statement Schedule:

     The Company’s consolidated financial statements, as listed under Item 14(a)(1), appears in a separate section of the Annual Report on Form 10-K beginning on page 26. The Company’s financial statement schedule is as follows:

Schedule II — Valuation and Qualifying Accounts

		Additions
	Balance at	Charged to
	Beginning	Costs and		Balance at
	of Year	Expenses	Deductions	End of Year

Allowance for doubtful accounts:
Year Ended March 31, 2000:	$3,015,000	$2,901,000	$(2,521,000)	$3,395,000
Year Ended March 31, 2001:	3,395,000	2,584,000	(2,592,000)	3,387,000
Year Ended March 31, 2002:	3,387,000	1,967,000	(1,719,000)	3,635,000

(3) Exhibits:

EXHIBITS

Exhibit
No.	Title	Method of Filing

3.1	Certificate of Incorporation of the Company	Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 Registration No. 33-40629.

3.2	Bylaws of the Company	Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 Registration No. 33-40629.

10.1	Nonqualified Stock Option Agreement between V. Gordon Clemons, the Company and North Star together with all amendments and addendums thereto	Incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 Registration No. 33-40629.

10.2	Supplementary Agreement between V. Gordon Clemons, the Company and North Star	Incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 Registration No. 33-40629.

10.3	Amendment to Supplementary Agreement between Mr. Clemons, the Company and North Star	Incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1992.

10.4	Restated 1988 Executive Stock Option Plan, as amended	Incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1995.

10.5	Form of Notice of Grant of Stock Option Under the Restated 1988 Executive Stock Option	Incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994.

EXHIBITS (continued)

Exhibit
No.	Title	Method of Filing

10.6	Form of Stock Option Agreement under the Restated 1988 Executive Stock Option Plan	Incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994

10.7	Form of Notice of Exercise under the Restated 1988 Executive Stock Option Plan	Incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994.

10.8	Employment Agreement of V. Gordon Clemons	Incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 Registration No. 33-40629.

10.9	Restated 1991 Employee Stock Purchase Plan, as amended	Incorporated herein by reference to Exhibit 10.11 in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1995.

10.10	Fidelity Master Plan for Savings and Investment, and amendments	Incorporated herein by reference to Exhibits 10.16 and 10.16A to the Company’s Registration Statement on Form S-1 Registration No. 33-40629.

10.11	Shareholder Rights Plan	Incorporated herein by reference to the Company’s Form 8-K filed on February 28, 1997.

10.12	Amended Shareholder Rights Plan	Incorporated herein by reference to the Company’s Form 8-K filed on May 24, 2002.

21.1	Subsidiaries of the Company	Attached.

23.1	Consent of Independent Certified Public Accountants	Attached.

23.2	Consent of Independent Certified Public Accountants	Attached.

(b) Reports on Form 8-K

     None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORVEL CORPORATION

Date: June 27, 2002	By:	/s/ V. GORDON CLEMONS

V. Gordon Clemons Chairman and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ V. Gordon Clemons V. Gordon Clemons	Chairman and President	June 27, 2002

/s/ Richard J. Schweppe Richard J. Schweppe	Chief Financial Officer and Accounting Officer	June 27, 2002

/s/ Peter E. Flynn Peter E. Flynn	Director	June 27, 2002

/s/ Steven J. Hamerslag Steven J. Hamerslag	Director	June 27, 2002

/s/ Judd Jessup Judd Jessup	Director	June 27, 2002

/s/ Jeffrey J. Michael Jeffrey J. Michael	Director	June 27, 2002

SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected financial data for the five years ended March 31, 2002, have been derived from the Company’s audited consolidated financial statements. The following data should be read in conjunction with the Company’s Consolidated Financial Statements, the related notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The following amounts are in thousands, except per share data. Historical common share amounts and earnings per share data for all periods presented have been restated to reflect a three-for-two stock dividend in the form of a 50% dividend in August 2001.

	Year Ended March 31,

	1998	1999	2000	2001	2002

Statement of Income Data:
Revenues	$141,709	$165,457	$186,765	$209,554	$235,912
Costs and Expenses:
Cost of revenues	115,553	136,082	152,710	172,010	193,225
General and administrative	11,029	12,596	14,752	16,389	18,783

	126,582	148,678	167,462	188,399	212,008

Income before income taxes	15,127	16,779	19,303	21,155	23,904
Income tax provision	5,670	6,376	7,336	7,933	9,083

Net income	$9,457	$10,403	$11,967	$13,222	$14,821

Net income per share:
Basic	$.75	$.85	$.99	$1.16	$1.34

Diluted	$.74	$.84	$.98	$1.13	$1.30

Shares used in computing net income per share:
Basic	12,579	12,233	12,032	11,399	11,043
Diluted	12,858	12,392	12,227	11,672	11,367
Return on beginning of year equity	20.5%	22.7%	22.5%	23.9%	25.2%
Return on beginning of year assets	16.1%	17.2%	17.4%	18.6%	19.1%

Balance Sheet Data as of March 31,	1998	1999	2000	2001	2002

Cash and cash equivalents	$8,430	$9,052	$5,643	$9,457	$12,601
Accounts receivable, net	25,633	31,562	35,874	34,316	33,040
Working capital	24,726	31,700	34,396	35,130	35,539
Total assets	60,491	68,737	71,187	77,565	80,295
Retained earnings	36,883	47,286	59,253	72,475	87,296
Treasury stock	21,727	26,990	39,956	53,903	69,140
Total stockholders’ equity	45,771	53,214	55,293	58,718	60,983

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations may include certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including (without limitation) statements with respect to anticipated future operating and financial performance, growth and acquisition opportunities and other similar forecasts and statements of expectation. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and “should” and variations of these words and similar expressions, are intended to identify these forward- looking statements. Forward-looking statements made by the Company and its management are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance.

     The Company disclaims any obligations to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of these factors include (without limitation) general industry and economic conditions; cost of capital and capital requirements; competition from other managed care companies; the ability to expand certain areas of the Company’s business; shifts in customer demands; the ability of the Company to produce market-competitive software; changes in operating expenses including employee wages, benefits and medical inflation; governmental and public policy changes; dependence on key personnel; possible litigation and legal liability in the course of operations; and the continued availability of financing in the amounts and at the terms necessary to support the Company’s future business.

     The Company derives the majority of its revenues from providing patient management and provider program services to payors of workers’ compensation benefits and health insurance benefits. Patient management services include early intervention, utilization review, medical case management, vocational rehabilitation, and independent medical examinations. Provider program revenues include fee schedule auditing, hospital bill auditing, and preferred provider referral services. The percentages of revenues attributable to patient management and provider program services for the fiscal years ended March 31, 2000, 2001, and 2002 are as follows:

	2000	2001	2002

Patient management services	59.9%	59.3%	54.7%
Provider program services	40.1%	40.7%	45.3%

	100.0%	100.0%	100.0%

Results of Operations

     The following table sets forth, for the periods indicated, the percentage of revenues represented by certain items reflected in the Company’s consolidated statements of income. The Company’s past operating results are not necessarily indicative of future operating results.

	Year Ended March 31,

	2000	2001	2002

Revenues	100.0%	100.0%	100.0%
Cost of revenues	81.8	82.1	81.9
Gross profit	18.2	17.9	18.1
General and administrative	7.9	7.8	8.0
Income before income taxes	10.3	10.1	10.1
Net income	6.4	6.3	6.3

Years Ended March 31, 2000, 2001 and 2002

     Revenues for fiscal 2001 increased by 12% to $210 million from $187 million in fiscal 2000, an increase of $23 million. The majority of this growth came from patient management services, which grew 11% from $112 million in fiscal year 2000 to $124 million in fiscal 2001, primarily due to an increase in referrals from existing customers. Provider program services increased 13%, by $10 million from $75 million in fiscal 2000 to $85 million in fiscal 2001. This increase is primarily due to the increased volume of bills processed along with continued growth in the Company’s provider network.

     Revenues for fiscal 2002 increased by 13% to $236 million from $210 million in fiscal 2001, an increase of $26 million. The majority of this growth came from provider program services, which grew 26% from $85 million in fiscal year 2001 to $107 million in fiscal 2002, primarily due to an increase in the number of bills reviewed along with an increase in the number of providers included in the Company’s PPO network. Patient management services increased 4%, by $5 million from $124 million in fiscal 2001 to $129 million in fiscal 2002.

     The Company’s cost of revenues consists primarily of salaries, salary related taxes and benefits, rent, telephone, and costs related to the Company’s computer operations, including depreciation and amortization. Costs of revenues increased from $153 million in fiscal 2000 and $172 million in fiscal 2001, to $193 million in fiscal 2002, primarily due to the increases in revenues as noted above.

     Cost of services as a percentage of revenues was 81.8% during fiscal 2000 and 82.1% in fiscal 2001, and decreased to 81.9% in fiscal 2002. During fiscal 2002, the cost of revenue percentage decreased primarily due to the growth rate in the program services compared to the patient management services. Provider program services have a lower cost of services percentage than that of patient management services. There is no guarantee the cost of service percentage will remain constant or decrease, should the Company pursue a strategy of reducing price in order to obtain greater market share or if competition causes pricing pressure in the industry.

     General and administrative expense increased from $14.8 million in fiscal 2000 and $16.4 million in fiscal 2001 to $18.8 million in fiscal 2002. This increase was primarily due to increased MIS staff to support the Company’s implementation of CareMC and further electronic data interface capabilities as required by customer needs. General and administrative expenses were 7.9%, 7.8%, and 8.0% for the years ended March 31, 2000, 2001 and 2002, respectively.

Liquidity and Capital Resources

     The Company has funded its operations and capital expenditures primarily from cash flow from operations. Net working capital remained unchanged at $35 million at both March 31, 2001 and March 31, 2002. The increase in cash flow due to the net income of $15 million was offset by $15 million in repurchases of the Company’s common stock in the open market. As of March 31, 2002, the Company had $12 million in cash and cash equivalents, invested primarily in short-term, highly liquid investments with maturities of 90 days or less. The Company has no interest-bearing short-term debt.

     The Company has historically required substantial capital to fund the growth of its operations, particularly working capital to fund the growth in accounts receivable and capital expenditures. The Company believes, however, that the cash balance at March 31, 2002 along with anticipated internally generated funds will be sufficient to meet the Company’s expected cash requirements for at least the next twelve months.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Stockholders and Board of Directors
CorVel Corporation

     We have audited the accompanying consolidated balance sheets of CorVel Corporation as of March 31, 2001 and 2002, and the related consolidated statements of income, stockholders’ equity, and cash flows for the each of the two years in the period ended March 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CorVel Corporation at March 31, 2001 and 2002, and the consolidated results of its operations and its cash flows for each of the two years in the period ended March 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

     We have also audited Schedule II for each of the two years in the period ended March 31, 2002. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information therein.

/s/ Grant Thornton LLP

Portland, Oregon
May 16, 2002

Report of Independent Auditors

Stockholders and Board of Directors
CorVel Corporation

We have audited the consolidated balance sheet of CorVel Corporation as of March 31, 2000 (not presented separately herein), and the related consolidated statement of income, stockholders’ equity, and cash flows for the year ended March 31, 2000. Our audit also included the financial statement schedule listed in the Index at Item 14(a) for the year ended March 31, 2000. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CorVel Corporation at March 31, 2000, and the consolidated results of its operations and its cash flows for the year ended March 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Orange County, California
May 9, 2000

CORVEL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended March 31,

	2000	2001	2002

REVENUES	$186,765,000	$209,554,000	$235,912,000
COSTS AND EXPENSES
Cost of revenues	152,710,000	172,010,000	193,225,000
General and administrative	14,752,000	16,389,000	18,783,000

	167,462,000	188,399,000	212,008,000

Income before income taxes	19,303,000	21,155,000	23,904,000
Income tax provision	7,336,000	7,933,000	9,083,000

NET INCOME	$11,967,000	$13,222,000	$14,821,000

Net income per share:
Basic	$.99	$1.16	$1.34

Diluted	$.98	$1.13	$1.30

Shares used in computing net income per share:
Basic	12,032,000	11,399,000	11,043,000
Diluted	12,227,000	11,672,000	11,367,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,

	2001	2002

ASSETS
Current Assets
Cash and cash equivalents	$9,457,000	$12,601,000
Accounts receivable (less allowance for doubtful accounts of $3,387,000 in 2001 and $3,635,000 in 2002)	34,316,000	33,040,000
Prepaid expenses and taxes	2,465,000	1,299,000
Deferred income taxes	4,130,000	4,236,000

Total current assets	50,368,000	51,176,000

Property and equipment, net	20,071,000	22,481,000
Other assets	7,126,000	6,638,000

	$77,565,000	$80,295,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts and taxes payable	$3,006,000	$3,432,000
Accrued liabilities	12,232,000	12,205,000

Total current liabilities	15,238,000	15,637,000

Deferred income taxes	3,609,000	3,675,000
Commitments and Contingencies (Note H)
Stockholders’ Equity
Common Stock, $.0001 par value: 20,000,000 shares authorized; 15,444,704 and 15,617,381 shares issued and outstanding in 2001 and 2002, respectively	2,000	2,000
Paid-in Capital	40,144,000	42,825,000
Treasury Stock, at cost (4,211,910 shares in 2001 and 4,769,780 shares in 2002)	(53,903,000)	(69,140,000)
Retained Earnings	72,475,000	87,296,000

Total stockholders’ equity	58,718,000	60,983,000

	$77,565,000	$80,295,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY — Continued
Years Ended March 31, 2000, 2001, and 2002

			Common stock
	Common	Common stock	and paid in	Treasury
	stock- shares	- amount	capital	Shares

Balance — March 31, 1999	14,828,364	$2,000	$32,916,000	(2,620,920)
Stock issued under employee stock purchase plan	52,200	—	588,000	—
Stock issued and income tax benefits under stock option plan, net of shares repurchased	237,938	—	2,490,000	—
Purchase of common stock	—	—	—	(879,090)
Net income	—	—	—	—

Balance — March 31, 2000	15,118,502	2,000	35,994,000	(3,500,010)

Stock issued under employee stock purchase plan	45,108	—	687,000	—
Stock issued and income tax benefits under stock option plan, net of shares repurchased	281,094	—	3,463,000	—
Purchase of common stock	—	—	—	(711,900)
Net income	—	—	—	—

Balance — March 31, 2001	15,444,704	2,000	40,144,000	(4,211,910)

Stock issued under employee stock purchase plan	36,951	—	788,000	—
Stock issued and income tax benefits under stock option plan, net of shares repurchased	135,726	—	1,893,000	—
Purchase of common stock	—	—	—	(557,870)
Net income	—	—	—	—

Balance — March 31, 2002	15,617,381	$2,000	$42,825,000	(4,769,780)

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY — Continued
Years Ended March 31, 2000, 2001, and 2002

			Total
	Treasury shares	Retained	shareholders'
	- cost	Earnings	equity

Balance — March 31, 1999	$(26,990,000)	$47,286,000	$53,214,000
Stock issued under employee stock purchase plan	—	—	588,000
Stock issued and income tax benefits under stock option plan, net of shares repurchased	—	—	2,490,000
Purchase of common stock	(12,966,000)	—	(12,966,000)
Net income	—	11,967,000	11,967,000

Balance — March 31, 2000	(39,956,000)	59,253,000	55,293,000

Stock issued under employee stock purchase plan	—	—	687,000
Stock issued and income tax benefits under stock option plan	—	—	3,463,000
Purchase of common stock	(13,947,000)	—	(13,947,000)
Net income	—	13,222,000	13,222,000

Balance — March 31, 2001	(53,903,000)	72,475,000	58,718,000

Stock issued under employee stock purchase plan	—	—	788,000
Stock issued and income tax benefits under stock option plan, net of shares repurchased	—	—	1,893,000
Purchase of common stock	(15,237,000)	—	(15,237,000)
Net income	—	14,821,000	14,821,000

Balance — March 31, 2002	$(69,140,000)	$87,296,000	$60,983,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,

	2000	2001	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,967,000	$13,222,000	$14,821,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,965,000	6,759,000	8,414,000
Deferred income taxes	(131,000)	303,000	(40,000)
Loss and (gain) on disposal of property and equipment	192,000	(45,000)	52,000
Changes in operating assets and liabilities:
Accounts receivable	(4,312,000)	1,558,000	1,276,000
Prepaid expenses and taxes	(1,075,000)	(534,000)	1,166,000
Accounts and taxes payable	(1,158,000)	(2,304,000)	426,000
Accrued liabilities	1,050,000	4,657,000	(27,000)
Other assets	(779,000)	149,000	488,000

Net cash provided by operating activities	12,719,000	23,765,000	26,576,000

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(6,240,000)	(10,154,000)	(10,876,000)

Net cash used in investing activities	(6,240,000)	(10,154,000)	(10,876,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds and tax benefits from exercise of stock options	3,078,000	4,150,000	2,681,000
Purchase of common stock	(12,966,000)	(13,947,000)	(15,237,000)

Net cash used in financing activities	(9,888,000)	(9,797,000)	(12,556,000)

Net increase (decrease) in cash and cash equivalents	(3,409,000)	3,814,000	3,144,000
Cash and cash equivalents at beginning of year	9,052,000	5,643,000	9,457,000

CASH AND CASH EQUIVALENTS AT END OF YEAR	$5,643,000	$9,457,000	$12,601,000

See accompanying notes to consolidated financial statements.

CorVel Corporation
Notes to Consolidated Financial Statements
March 31, 2002

Note A — Summary of Significant Accounting Policies

     Organization: CorVel Corporation (CorVel or the Company) provides services and programs nationwide that are designed to enable insurance carriers, third party administrators and self-insured employers with self-insured programs to administer, manage and control the cost of workers’ compensation and other healthcare benefits.

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

     Cash and Cash Equivalents: Cash and cash equivalents consists of short-term highly-liquid investments with maturities of 90 days or less when purchased. The carrying amounts of the Company’s financial instruments approximate their relative fair values at March 31, 2001 and 2002.

     Revenue Recognition: The Company’s revenues are recognized primarily as services are rendered based on time and expenses incurred. A certain portion of the Company’s revenues are derived from fee schedule auditing which is based on the number of provider charges audited and, to a limited extent, on a percentage of savings achieved for the Company’s clients. Accounts receivable includes $3,749,000 and $3,267,000 of unbilled receivables at March 31, 2001 and 2002, respectively. No one customer accounted for more than 10% of consolidated revenues during the years ended March 31, 2000, 2001 and 2002.

     Property and Equipment: Additions to property and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line and accelerated methods over the estimated useful lives of the related assets which range from three to seven years.

     The Company capitalized software development costs, intended for internal use, totaling $3,250,000 and $4,704,000 for the years ended March 31, 2001 and 2002, respectively. These costs are included in computer software in property and equipment and are amortized over a period of five years.

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

     Other Assets: Other assets consists primarily of the excess of the purchase price over the estimated fair value of the net assets of businesses acquired (goodwill) and is being amortized using the straight-line method over periods not exceeding 40 years. Goodwill amounted to $5,978,000 (net of accumulated amortization of $1,672,000) at March 31, 2001 and $5,775,000 (net of accumulated amortization of $2,047,000) at March 31, 2002.

     Concentrations of Credit Risk: The Company performs periodic credit evaluations of its customers’ financial condition and does not require collateral. No single customer accounted for 10% of accounts receivable in 2001 or 2002. Receivables are generally due within 60 days. Credit losses relating to customers in the workers’ compensation insurance industry consistently have been within management’s expectations.

CorVel Corporation
Notes to Consolidated Financial Statements
March 31, 2002

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

     Earnings Per Share: Earnings per common share-basic is based on the weighted average number of common shares outstanding during the period. Earnings per common shares-diluted is based on the weighted average number of common shares and common share equivalents outstanding during the period. In calculating earnings per share, earnings are the same for the basic and diluted calculations. Weighted average shares outstanding are increased for diluted earnings calculations to reflect the effect of stock options.

     All common shares outstanding and earnings per shares have been adjusted to reflect the three-for-two stock split in the form of a 50% dividend paid in August 2001.

     Stock Option Plans: The Company applies the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123) and accordingly, is continuing to account for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations.

     Recent Pronouncements: In July, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” These statements make significant changes to the accounting for business combinations, goodwill, and intangible assets. SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations and will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited.

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

CorVel Corporation
Notes to Consolidated Financial Statements
March 31, 2002

Note B — Property and Equipment

     Property and equipment consists of the following at March 31:

	2001	2002

Office equipment and computers	$27,560,000	$31,775,000
Computer software	14,201,000	20,019,000
Leasehold improvements	1,731,000	2,004,000

	43,492,000	53,798,000
Less: accumulated depreciation and amortization	23,421,000	31,317,000

	$20,071,000	$22,481,000

Note C — Accrued Liabilities

     Accrued liabilities consists of the following at March 31:

	2001	2002

Payroll and related benefits	$9,401,000	$8,623,000
Self-insurance accruals	2,131,000	3,029,000
Other	700,000	553,000

	$12,232,000	$12,205,000

Note D — Income Taxes

     The income tax provision consists of the following for the three years ended March 31:

	2000	2001	2002

Current — Federal	$6,745,000	$7,010,000	$8,226,000
Current — State	722,000	620,000	897,000

Subtotal	7,467,000	7,630,000	9,123,000

Deferred — Federal	(118,000)	277,000	(36,000)
Deferred — State	(13,000)	26,000	(4,000)

Subtotal	(131,000)	303,000	(40,000)

	$7,336,000	$7,933,000	$9,083,000

CorVel Corporation
Notes to Consolidated Financial Statements
March 31, 2002

Note D — Income Taxes (continued)

     Income tax benefits associated with the exercise of stock options were $577,000, $673,000 and $606,000 for fiscal 2000, 2001, and 2002, respectively.

     The following is a reconciliation of the income tax provision from the statutory federal income tax rate to the effective rate for the three years ended March 31:

	2000	2001	2002

Income taxes at federal statutory rate	$6,756,000	$7,404,000	$8,336,000
State income taxes, net of federal benefit	465,000	646,000	893,000
Goodwill amortization	115,000	47,000	40,000
Other	—	(164,000)	(186,000)

	$7,336,000	$7,933,000	$9,083,000

     Income taxes paid totaled $9,307,000, $7,570,000 and $7,910,000 for the years ended March 31, 2000, 2001, and 2002, respectively.

     Deferred taxes at March 31, 2001 and 2002 are:

	2001	2002

Deferred tax assets:
Accrued liabilities not currently deductible	$2,806,000	$2,849,000
Allowance for doubtful accounts	1,321,000	1,385,000
Other	3,000	2,000

Deferred assets	4,130,000	4,236,000
Deferred tax liabilities:
Excess of tax under book basis of fixed assets	(3,067,000)	(3,205,000)
Other	(542,000)	(470,000)

Deferred liability	(3,609,000)	(3,675,000)

Net deferred tax asset	$521,000	$561,000

Note E — Stock Option Plans

     The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Under the Company’s Restated 1988 Executive Stock Option Plan, (“the Plan”) as amended, options for up to 5,955,000 shares (adjusted for the three-for-two stock split in the form of a 50% stock dividend in August 2001) of the Company’s common stock may be granted to key employees, non employee directors and consultants at prices not less than 85% of the fair value of the stock at the date of grant as determined by the Board. Options granted under the Plan may be either incentive stock options or non-statutory stock options and are generally exercisable beginning one year from the date of grant and vest monthly thereafter for three years.

CorVel Corporation
Notes to Consolidated Financial Statements
March 31, 2002

Note E — Stock Option Plans (continued)

     Summarized information for all stock options for the past three fiscal year follows:

	2000	2001	2002

Options outstanding at beginning of year	1,194,609	1,184,014	1,104,994
Options granted	263,250	290,550	278,702
Options exercised	(246,470)	(281,094)	(146,988)
Options cancelled	(27,375)	(88,476)	(18,620)

Options outstanding at end of year	1,184,014	1,104,994	1,218,088

	2000	2001	2002

During the year, weighted average price of:
Options granted	$14.09	$19.03	$26.82
Options exercised	8.27	10.05	10.88
Options cancelled	11.68	13.03	16.23
At the end of the year:
Price range of outstanding options	$5.67-$15.75	$5.67-$23.17	$5.67-$30.55
Weighted average price of options	$11.33	$13.53	$16.86
Options available for future grants	702,522	501,869	990,317
Exercisable options	509,834	482,441	587,803

     The following table summarizes the status of stock options outstanding and exercisable at March 31, 2002:

		Weighted	Outstanding	Exercisable	Exercisable
		Average	Options-	Options -	Options -
	Number of	Remaining	Weighted	Number of	Weighted
Range of	Outstanding	Contractual	Average	Exercisable	Average
Exercise Prices	Options	Life	Exercise Price	Options	Exercise Price

$5.67 -$12.00	371,248	2.14 years	$10.48	290,305	$10.68
12.01 - 16.00	301,697	2.65 years	13.57	204,481	13.31
16.01 - 24.00	267,641	3.80 years	19.07	93,017	18.75
24.01 - 30.55	277,502	4.78 years	26.83	—	—

Total	1,218,088	3.23 years	$16.86	587,803	$12.87

     The Company has adopted the disclosure-only provisions of SFAS No. 123. Had compensation cost for the Company’s stock option and stock purchase plans been recorded consistent with the provisions of SFAS No. 123, net income, net income per share-basic and net income per common share-diluted would have been as follows for the three fiscal years ending March 31:

	2000	2001	2002

Net income — adjusted	$11,406,000	$12,584,000	$14,016,000
Net income per share — basic	$0.95	$1.11	$1.27
Net income per share — diluted	$0.93	$1.08	$1.23

     The weighted average fair values at date of grant for options during fiscal 2000, 2001, and 2002, were $4.37, $6.39, and $6.38, respectively.

CorVel Corporation
Notes to Consolidated Financial Statements
March 31, 2002

Note E — Stock Option Plans (continued)

     The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for fiscal years ending March 31:

	2000	2001	2002

Expected volatility	.37	.41	.28
Risk free interest rate	6.6%	4.8%	4.3%

     The assumptions for all three years reflect no dividend yield and a weighted average option life of 4.7 years for fiscal 2000 and 2001, and 4.6 years for fiscal 2002.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     The number of shares to be issued, the weighted average exercise price of outstanding options, and the number of securities remaining available for future issuance under all stock option plans, including the 1991 Employee Stock Purchase Plan described in Note F below are as follows:

	Number of securities	Weighted -average	Number of securities
	to be issued upon	exercise price of	remaining available for
	exercised of	outstanding	future issuance under
	outstanding options,	options, warrants	equity compensation
Plan category	warrants and rights	and rights	plans

Equity compensation plans approved by security holders	1,218,088	$16.86	1,149,910
Equity compensation plans not approved by security holders	—	—	—

Total	1,218,088	$16.86	1,149,910

CorVel Corporation
Notes to Consolidated Financial Statements
March 31, 2002

Note F — Employee Stock Purchase Plan

     The Company maintains an Employee Stock Purchase Plan which allows employees of the Company and its subsidiaries to purchase shares of common stock on the last day of two six-month purchase periods (i.e. March 31 and September 30) at a purchase price which is 85% of the closing sale price of shares as quoted on NASDAQ on the first or last day of such purchase period, whichever is lower. Employees are allowed to participate up to 20% of their gross pay. A maximum of 750,000 shares has been authorized for issuance under the plan, as amended. As of March 31, 2002, 590,407 shares had been issued pursuant to the plan. Summarized plan information is as follows:

	2000	2001	2002

Employee contributions	$588,000	$687,000	$788,000
Shares acquired	52,200	45,108	36,951
Average purchase price	$11.26	$15.23	$21.32

Note G — Treasury Stock

     The Company’s Board of Directors has approved a plan to repurchase up to 5,100,000 shares of the Company’s outstanding common stock. Purchases may be made from time to time depending on market conditions and other relevant factors. The share repurchases for fiscal years ending March 31, 2000, 2001 and 2002 are as follows:

	2000	2001	2002	Cumulative

Shares repurchased	879,090	711,900	557,870	4,769,780
Cost	$12,966,000	$13,947,000	$15,237,000	$69,140,000
Average price	$14.75	$19.59	$27.31	$14.50

     The repurchased shares were recorded as treasury stock, at cost, and are available for general corporate purposes. The repurchases were financed from cash generated from operations.

Note H — Commitments and Contingencies

     The Company leases office facilities under non cancelable operating leases. Future minimum rental commitments under operating leases at March 31, 2002 are $7,134,000 in fiscal 2003, $6,273,000 in fiscal 2004, $5,189,000 in fiscal 2005, $4,070,000 in fiscal 2006, $2,715,000 in fiscal 2007, and $992,000 thereafter. Total rental expense of $7,100,000, $8,685,000, and $9,926,000 was charged to operations for the years ended March 31, 2000, 2001, and 2002, respectively.

     The Company is involved in litigation arising in the normal course of business. The Company believes that resolution of these matters will not result in any payment that, in the aggregate, would be material to the financial position and results of the operations of the Company.

CorVel Corporation
Notes to Consolidated Financial Statements
March 31, 2002

Note I — Savings Plan

     The Company maintains a retirement savings plan for its employees, which is a qualified plan under Section 401(k) of the Internal Revenue Code. Full-time employees that meet certain requirements are eligible to participate in the plan. Company contributions are made annually primarily at the discretion of the Company’s Board of Directors. Contributions of $199,000, $224,000, and $247,000, were charged to operations for the years ended March 31, 2000, 2001 and 2002, respectively.

Note J — Subsequent Events — Acquisition and Shareholder Rights Plan

     On May 16, 2002, the Company acquired AnciCare, PPO, Inc., a Florida-based national provider of diagnostic imaging services. The down payment for the acquisition was paid from the Company’s existing cash on hand. If the results of the Ancicare operations attain certain levels, the Company will pay an additional amount for the purchase which is expected to be funded from future earnings of the Company.

     During fiscal 1997, the Company’s Board of Directors approved the adoption of a Shareholder Rights Plan. The Rights Plan, which is similar to rights plans adopted by numerous other public companies, provides for a dividend distribution to CorVel stockholders of one preferred stock purchase “Right” for each outstanding share of CorVel’s common stock. The Rights are designed to assure that all stockholders receive fair and equal treatment in the event of any proposed takeover of the company and to encourage a potential acquirer to negotiate with the Board of Directors prior to attempting a takeover. In April, 2002, the Board of Directors of the Company approved an amendment to the Company’s existing stockholder rights agreement to extend the expiration date of the rights to February 10, 2012, increase the initial exercise price of each right to $118. The Rights will not be exercisable until the occurrence of certain takeover-related events. The issuance of the Rights has no dilutive effect on the Company’s earnings per share.

Note K — Quarterly Results

     The following is a summary of unaudited results of operations for the two years ended March 31, 2001 and 2002:

				Net income	Net income
Fiscal Year Ended				per basic	per diluted
March 31, 2001:	Revenues	Gross Margin	Net Income	common share	common share

First Quarter	$50,557,000	$9,328,000	$3,227,000	$.28	$.27
Second Quarter	51,658,000	9,347,000	3,272,000	.29	.28
Third Quarter	52,241,000	9,059,000	3,328,000	.29	.29
Fourth Quarter	55,098,000	9,810,000	3,395,000	.30	.29
Fiscal Year Ended March 31, 2002:
First Quarter	$58,001,000	$10,364,000	$3,593,000	$.32	$.31
Second Quarter	58,411,000	10,482,000	3,640,000	.33	.32
Third Quarter	58,724,000	10,701,000	3,755,000	.34	.33
Fourth Quarter	60,776,000	11,140,000	3,833,000	.35	.34

EXHIBIT INDEX

Exhibit
No.	Title — Method of Filing	Page

3.1	Certificate of Incorporation of the Company — Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 Registration No. 33-40629.

3.2	Bylaws of the Company — Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 Registration No. 33-40629.

10.1	Nonqualified Stock Option Agreement between V. Gordon Clemons, the Company and North Star together with all amendments and addendums thereto — Incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 Registration No. 33-40629.

10.2	Supplementary Agreement between V. Gordon Clemons, the Company and North Star — Incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 Registration No. 33-40629.

10.3	Amendment to Supplementary Agreement between Mr. Clemons, the Company and North Star — Incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1992.

10.4	Restated 1988 Executive Stock Option Plan, as amended — Incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1995.

10.5	Form of Notice of Grant of Stock Option Under the Restated 1988 Executive Stock Option Plan — Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994.

10.6	Form of Stock Option Agreement under the Restated 1988 Executive Stock Option Plan — Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994.

EXHIBIT INDEX (continued)

Exhibit
No.	Title — Method of Filing	Page

10.7	Form of Notice of Exercise under the Restated 1988 Executive Stock Option Plan — Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994.

10.8	Employment Agreement of V. Gordon Clemons — Incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 Registration No. 33-40629.

10.9	Restated 1991 Employee Stock Purchase Plan, as amended — Incorporated herein by reference to Exhibit 10.11 in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1995.

10.10	Fidelity Master Plan for Savings and Investments, and amendments — Incorporated herein by reference to Exhibit 10.16 and 10.16A to the Company’s Registration Statement on Form S-1 Registration No. 33-40629.

10.11	Shareholder Rights Plan — Incorporated herein by reference to the Company’s 8-K filed on February 28, 1997.

10.12	Amended Shareholder Rights Plan — Incorporated herein by reference to the Company’s 8-K filed on May 24, 2002.

21.1	Subsidiaries of the Company — Attached.

23.1	Consent of Independent Certified Public Accountants — Attached.

23.2	Consent of Independent Certified Public Accountants — Attached.