Form 10-Q
period 2002-06-30
CORVEL CORP
filed 2002-08-14
CIK 874866

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarter ended June 30, 2002

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

YES     [X]               NO     [   ]

The number of shares outstanding of the registrant’s Common Stock, $0.0001 Par Value, as of June 30, 2002 was 10,815,000.

CORVEL CORPORATION

PART I — FINANCIAL INFORMATION

Item 1 Financial Statements

Consolidated Balance Sheets — March 31, 2002 (audited) and June 30, 2002 (unaudited)- Page 3 of 13

Consolidated Statements of Income — Three months ended June 30, 2001 and 2002 (both unaudited) — Page 4 of 13

Consolidated Statements of Cash Flows — Three months ended June 30, 2001 and 2002 (both unaudited) — Page 5 of 13

Notes to Consolidated Financial Statements (unaudited) — June 30, 2002 - Page 6 and 7 of 13

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Pages 8 through 12 of 13

PART II. OTHER INFORMATION

Item 1. Legal Proceedings — Page 12 of 13

Item 2. Changes in Securities — Page 12 of 13

Item 3. Defaults upon Senior Securities — Page 12 of 13

Item 4. Submission of Matters to a Vote of Security Holders — Pages 12 of 13

Item 5. Other Information — Page 12 of 13

Item 6. Exhibits and Reports on Form 8-K — page 12 of 13

Part I — Financial Information

Item 1. Financial Statements

CORVEL CORPORATION
CONSOLIDATED BALANCE SHEETS

As of March 31, 2002 and June 30, 2002

	March 31, 2002	June 30, 2002

	(audited)	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$12,601,000	$8,468,000
Accounts receivable, net	33,040,000	39,490,000
Prepaid taxes and expenses	1,299,000	1,551,000
Deferred income taxes	4,236,000	4,236,000

Total current assets	51,176,000	53,745,000

Property and Equipment, Net	22,481,000	23,490,000
Other Assets	6,638,000	10,441,000

TOTAL ASSETS	$80,295,000	$87,676,000

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$3,432,000	$7,295,000
Accrued liabilities	12,205,000	14,208,000

Total current liabilities	15,637,000	21,503,000

Deferred income taxes	3,675,000	3,675,000
Stockholders’ Equity
Common stock	2,000	2,000
Paid-in-capital	42,825,000	43,571,000
Treasury stock, (4,769,780 shares at March 31, 2002 and 4,867,080 shares at June 30, 2002)	(69,140,000)	(72,400,000)
Retained earnings	87,296,000	91,325,000

Total stockholders’ equity	60,983,000	62,498,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$80,295,000	$87,676,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME — UNAUDITED
Three months Ended June 30, 2001 and 2002

	Three months ended June 30,

	2001	2002

REVENUES	$58,001,000	$66,301,000
Cost of revenues	47,637,000	53,991,000

Gross profit	10,364,000	12,310,000
General and administrative expenses	4,569,000	5,811,000

Income before income taxes	5,795,000	6,499,000
Income tax provision	2,202,000	2,470,000

NET INCOME	$3,593,000	$4,029,000

Net income per common and common equivalent share
Basic	$.32	$.37

Diluted	$.31	$.36

Weighted average common and common equivalent shares
Basic	11,180,000	10,828,000
Diluted	11,477,000	11,193,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
Three months ended June 30, 2001, and 2002

	Three months ended June 30,

	2001	2002

Cash flows from Operating Activities
NET INCOME	$3,593,000	$4,029,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,913,000	2,510,000
Changes in operating assets and liabilities
Accounts receivable	(359,000)	(3,805,000)
Prepaid taxes and expenses	1,453,000	(252,000)
Accounts payable	1,661,000	3,863,000
Accrued liabilities	(2,846,000)	(2,141,000)
Deferred income taxes and income taxes payable	50,000	—
Other assets	141,000	—

Net cash provided by operating activities	5,606,000	4,204,000

Cash Flows From Investing Activities
Business acquisition, net of cash acquired		(2,304,000)
Additions to property and equipment	(2,072,000)	(3,519,000)

Net cash used in investing activities	(2,072,000)	(5,823,000)

Cash Flows from Financing Activities
Purchase of treasury stock	(3,811,000)	(3,260,000)
Exercise of common stock options and related tax benefits	327,000	746,000

Net cash used in financing activities	(3,484,000)	(2,514,000)

Increase (Decrease) in Cash and Cash Equivalents:	50,000	(4,133,000)
Cash and cash equivalents at beginning	9,457,000	12,601,000

Cash and cash equivalents at end	$9,507,000	$8,468,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002 (Unaudited)

A.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended March 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended March 31, 2002 included in the Company’s annual report on Form 10-K.

B.	Earnings Per Share

Earnings per common and common equivalent shares were computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the quarter. The calculation of the common and common equivalent shares is as follows:

BASIC EARNINGS PER SHARE

	Three months ended June 30,

	2001	2002

Weighted average common shares outstanding	11,180,000	10,828,000

Net Income	$3,593,000	$4,029,000

Earnings per common and common equivalent share	$.32	$.37

DILUTED EARNINGS PER SHARE

	Three months ended June 30,

	2001	2002

Weighted average common shares outstanding	11,180,000	10,828,000
Net effect of dilutive common stock options	297,000	365,000

Total common and common equivalent shares	11,477,000	11,193,000

Net Income	$3,593,000	$4,029,000

Earnings per common and common equivalent share	$.31	$.36

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002 (Unaudited)

C.	Shareholder Rights Plan

During fiscal 1997, the Company’s Board of Directors approved the adoption of a Shareholder Rights Plan. The Rights Plan, which is similar to rights plans adopted by numerous other public companies, provides for a dividend distribution to CorVel stockholders of one preferred stock purchase “Right” for each outstanding share of CorVel’s common stock. The Rights are designed to assure that all stockholders receive fair and equal treatment in the event of any proposed takeover of the Company and to encourage a potential acquirer to negotiate with the Board of Directors prior to attempting a takeover. In the quarter ended June 30, 2002, the Company’s Board of Directors approved an amendment to its existing stockholder rights agreement (the “Rights Agreement”) to: 1) extend the expiration date of the rights to February 10, 2012, 2) increase the initial exercise price of each right from $42 ($125 before adjusting for the two-for-one stock split in the form of a 100% stock dividend in May 1999 and the three-for-two stock split in the form of a 50% stock dividend in August 2001) to $118 and 3) enable Fidelity Management & Research Company and its affiliates to purchase up to 18% of the shares of common stock of the Company without triggering the stockholder rights. The limitations under the Rights Agreement remain in effect for all other stockholders of the Company. The Rights will not be exercisable until the occurrence of certain takeover-related events. The issuance of the Rights has no dilutive effect on the Company’s earnings per share.

D.	Ancicare Acquisition

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

E.	Treasury Stock

On August 2, 2002, the Company announced that its Board of Directors approved a 1,000,000 share expansion to its existing stock repurchase plan, increasing the total number of shares approved for repurchase to 6,100,000 shares from 5,100,000 shares. CorVel commenced its share repurchase program in the fall of 1996. Since that time, the Company has spent $72.4 million to repurchase 4,940,000 shares, equal to 31% of the outstanding common stock. These purchases have been funded primarily from net earnings. CorVel has 10,815,000 shares of common stock outstanding as of June 30, 2002.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following table contains certain financial data as a percentage of revenues:

	2001	2002

Three months ended June 30:
Revenues	100.0%	100.0%
Cost of services	82.1	81.4

Gross profit	17.9	18.6

General and administrative	7.9	8.8

Income from operations	10.0	9.8

Income tax provision	3.8	3.7

NET INCOME	6.2%	6.1%

Revenues for the three months ended June 30, 2002 increased by $8.3 million to $66.3 million, an increase of 14% over the $58.0 million of revenues for the comparable period in the prior fiscal year. The increase in revenues is primarily attributable to a 23% increase in provider program revenues along with a 6% increase in patient management revenue. For the fiscal year ended March 31, 2002 and prior, revenues from independent medical examinations were included in patient management revenues. Starting in the quarter ending June 30, 2002, these revenues are now included in the provider program revenues as the Company expands its provider programs to include the scheduling of MRI examinations along with the scheduling of independent medical examinations. The growth rates noted above reflect the classification of revenue from independent medical examinations as provider programs for both the current and prior periods.

The significant increase in provider program revenues is primarily attributable to the growth in the Company’s independent medical examination scheduling services, an increase in the number of bills reviewed through the Company’s proprietary MedCheck software along with revenues from Ancicare, a Florida-based provider of MRI examinations, which was acquired during the June quarter. The increase in patient management revenues is primarily attributable to a nominal increase in referrals along with a price increase during the past year.

The Company’s cost of revenue consists primarily of salaries, salary related taxes and benefits, rent, telephone, and costs related to the Company’s field computer systems, including depreciation. Cost of revenues for the three months ended June 30, 2002 decreased to 81.4% from 82.1 % for the three months ended June 30, 2001. The decrease in the cost of sales percentage and corresponding increase in the gross profit margin from the first quarter of fiscal 2002 to the first quarter of fiscal 2003 is primarily attributable to a greater increase in the Company’s bill review and PPO business compared to the growth in the patient management business. The Company’s margins in the bill review and PPO business are greater than the margins in the patient management business.

General and administrative expenses as a percentage of revenues increased from 7.9% for the quarter ended June 30, 2001, to 8.8% for the quarter ended June 30, 2002. This increase was primarily due to increased MIS support and further electronic data interface capabilities as required by customer needs and marketing expenses related to a national conference. General and administrative expenses were $4.6 million for the three months ended June 30, 2001 compared to $5.8 million for the three months ended June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its operations and capital expenditures primarily with cash flows from operations. During the quarter ended June 30, 2002, net working capital decreased by $3.3 million, from $35.5 million at March 31, 2002 to $32.2 million at June 30, 2002. Cash decreased from $12.6 million at March 31, 2002 to $8.5 million at June 30, 2002. The decreases in working capital and cash are primarily attributable to the acquisition of Ancicare, noted above, along with $3.3 million of stock repurchases and an increase in the Company’s days sales outstanding in accounts receivable offset by $4.0 million of net income during the quarter.

During the quarter ended June 30, 2002, the Company repurchased 97,000 shares of its common stock for $3.3 million. Since the repurchase program was enacted in the fall of 1996, the Company has repurchased 4.9 million shares for $72.4 million. These repurchases were paid from cash generated by the operations of the Company. The Company has historically required substantial capital to fund the growth of its operations, particularly working capital to fund the growth in accounts receivable and property. The Company believes, however, that the cash balance at June 30, 2002 along with anticipated internally generated funds and capacity to borrow will be sufficient to meet the Company’s expected cash requirements for at least the next twelve months.

Cautionary Statement Regarding Risk Factors

Certain statements contained in the Company’s Annual Report on Form 10-K for the year ended March 31, 2002, Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as well as the Company’s Annual Report for the year ended March 31, 2002, such as statements concerning the development of new services, possible legislative changes, and other statements contained herein regarding matters that are not historical facts, are forward-looking statements (as such term is defined in the Securities Act of 1933, as amended). Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

Past financial performance is not necessarily a reliable indicator of future performance, and investors should not use historical performance to anticipate results or future period trends. Factors that could cause actual results to differ materially include, but are not limited to, those discussed below. In addition, reference is made to the Company’s most recent annual report for the fiscal year ended March 31, 2002.

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

Possible Volatility of Stock Price. The market price of the Company’s Common Stock may be highly volatile. Factors such as variations in the Company’s revenues, earnings and cash flow, general market trends in the workers’ compensation managed care market, and announcements of innovations by the Company or its competitors could cause the market price of the Common Stock to fluctuate substantially. Specifically, the quarter to quarter percentage growth in operating results for the Company’s most recently completed fiscal years was lower than the growth rates historically experienced by the Company. The Company’s slower growth rate in those quarters was partially attributable to a reduction in the growth rate of health care expenditures nationally, contributing to a reduction in the growth of claims processed by the Company. There can be no assurance that the Company’s growth rate in the future, if any, will be at or near historical levels.

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

ITEM 2 — CHANGES IN SECURITIES — None.

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES — None.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS — None.

ITEM 5 — OTHER INFORMATION — None.

ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K — The Company filed a Report on Form 8-K on May 24, 2002, to announce that the Company’s Board of Directors had amended its Shareholder Rights Plan as noted in Footnote C — Shareholder Rights Plan above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CORVEL CORPORATION

By:	V. Gordon Clemons

V. Gordon Clemons, Chairman of the Board, Chief Executive Officer, and President

By:	Richard J. Schweppe

Richard J. Schweppe, Chief Financial Officer

August 14, 2002

PERIODIC REPORT CERTIFICATION
of the Chief Executive Officer and Chief Financial Officer

We certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to our knowledge:

(1)	the Report of CorVel Corporation (the “Company”) on Form 10-Q for the quarterly period ending June 30, 2002, as filed with the Securities and Exchange Commission (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ V. Gordon Clemons	/s/ Richard J. Schweppe

V. Gordon Clemons Chief Executive Officer August 14, 2002	Richard J. Schweppe Chief Financial Officer August 14, 2002