Form 10-Q
period 2002-09-30
CORVEL CORP
filed 2002-11-14
CIK 874866

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

or

[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For this transition period from __________ to __________

Commission file number 000-19291

CORVEL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	33-0282651

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
2010 Main Street, Suite 600 Irvine, CA	92614

(Address of principal executive office)	(zip code)
Registrant’s telephone number, including code:	(949) 851-1473

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X]      NO [   ]

The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value per share, as of September 30, 2002 was 10,730,000.

CORVEL CORPORATION

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets — March 31, 2002 (audited) and September 30, 2002 (unaudited) — Page 3

Consolidated Statements of Income — Three months ended September 30, 2001 and 2002 (both unaudited) — Page 4

Consolidated Statements of Income — Six months ended September 30, 2001 and 2002 (both unaudited) — Page 5

Consolidated Statements of Cash Flows — Six months ended September 30, 2001 and 2002 (both unaudited) — Page 6

Notes to Consolidated Financial Statements (unaudited) — September 30, 2002 - Page 7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Page 10

Item 3. Quantitative and Qualitative Disclosures About Market Risk — Page 15

Item 4. Controls and Procedures — Page 15

PART II. OTHER INFORMATION

Item 1. Legal Proceedings — Page 16

Item 2. Changes in Securities and Use of Proceeds — Page 16

Item 3. Defaults upon Senior Securities — Page 16

Item 4. Controls and Procedures — Pages 16

Item 5. Submission of Matters to a Vote of Security Holders — Page 16

Item 6. Other Information — Page 16

Item 7. Exhibits and Reports on Form 8-K — Page 16

Signatures and Certifications — Page 16

Part I — Financial Information

Item 1. Financial Statements

CORVEL CORPORATION
CONSOLIDATED BALANCE SHEETS

As of March 31, 2002 and September 30, 2002

	March 31, 2002	September 30, 2002

	(audited)	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$12,601,000	$5,548,000
Accounts receivable, net	33,040,000	41,174,000
Prepaid taxes and expenses	1,299,000	1,492,000
Deferred income taxes	4,236,000	4,236,000

Total current assets	51,176,000	52,450,000

Property and Equipment, Net	22,481,000	24,307,000
Other Assets	6,638,000	9,255,000

TOTAL ASSETS	$80,295,000	$86,012,000

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$3,432,000	$5,760,000
Accrued liabilities	12,205,000	13,530,000

Total current liabilities	15,637,000	19,290,000

Deferred income taxes	3,675,000	3,675,000
Stockholders’ Equity
Common stock	2,000	2,000
Paid-in-capital	42,825,000	44,396,000
Treasury Stock, (4,769,780 shares at March 31, 2002 and 5,009,980 shares at September 30, 2002)	(69,140,000)	(76,767,000)
Retained earnings	87,296,000	95,416,000

Total stockholders’ equity	60,983,000	63,047,000

TOTAL LIABILITIES AND EQUITY	$80,295,000	$86,012,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME — (Unaudited)

Three months ended September 30, 2001 and 2002

	Three months ended September 30,

	2001	2002

REVENUES	$58,411,000	$69,353,000
Cost of Revenues	47,929,000	56,021,000

Gross profit	10,482,000	13,332,000
General and administrative expenses	4,611,000	6,734,000

Income before income taxes	5,871,000	6,598,000
Income tax provision	2,231,000	2,507,000

NET INCOME	$3,640,000	$4,091,000

EARNINGS PER SHARE:
Basic	$.33	$.38

Diluted	$.32	$.37

WEIGHTED AVERAGE SHARES:
Basic	11,070,000	10,750,000
Diluted	11,360,000	11,056,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME — (Unaudited)

Six months ended September 30, 2001 and 2002

	Six months ended September 30,

	2001	2002

REVENUES	$116,412,000	$135,654,000
Cost of Revenues	95,566,000	110,012,000

Gross profit	20,846,000	25,642,000
General and administrative expenses	9,180,000	12,545,000

Income before income taxes	11,666,000	13,097,000
Income tax provision	4,433,000	4,977,000

NET INCOME	$7,233,000	$8,120,000

EARNINGS PER SHARE:
Basic	$.65	$.75

Diluted	$.63	$.73

WEIGHTED AVERAGE SHARES:
Basic	11,123,000	10,789,000
Diluted	11,418,000	11,124,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Unaudited)
Six months ended September 30, 2001, and 2002

	Six months ended September 30,

	2001	2002

Cash flows from Operating Activities
NET INCOME	$7,233,000	$8,120,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,978,000	6,170,000
Changes in operating assets and liabilities
Accounts receivable	(632,000)	(5,558,000)
Prepaid taxes and expenses	1,714,000	(193,000)
Accounts payable	(258,000)	(1,178,000)
Accrued liabilities	(2,296,000)	1,325,000
Deferred income taxes payable	(100,000)	—
Other assets	215,000	1,013,000

Net cash provided by operating activities	9,854,000	9,699,000

Cash Flows From Investing Activities
Business acquisition, net of cash acquired		(2,977,000)
Additions to property and equipment	(4,473,000)	(7,719,000)

Net cash used in investing activities	(4,473,000)	(10,696,000)

Cash Flows from Financing Activities
Purchase of Treasury Stock	(7,289,000)	(7,627,000)
Sale of common and exercise of stock options and related tax benefits	1,040,000	1,571,000

Net cash used in financing activities	(6,249,000)	(6,056,000)

Decrease in Cash:	(868,000)	(7,053,000)
Cash and cash equivalents at beginning	9,457,000	12,601,000

Cash and cash equivalents at end	$8,589,000	$5,548,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002 (Unaudited)

A.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending March 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended March 31, 2002 included in the Company’s registration statement on Form 10-K.

B.	Earnings per Share

Earnings per common and common equivalent shares were computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. For calculation of the common and common equivalent shares, see below.

	Three months ended September 30,

	2001	2002

Weighted shares for basic earnings per share computation	11,070,000	10,750,000
Net effect of dilutive common stock options	290,000	306,000

Weighted shares for diluted earnings per share	11,360,000	11,056,000

NET INCOME	$3,640,000	$4,091,000

BASIC EARNINGS PER SHARE	$.33	$.38

DILUTED EARNINGS PER SHARE	$.32	$.37

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002 (Unaudited)

B.	Earnings per Share (continued)

	Six months ended September 30,

	2001	2002

Weighted shares for basic earnings per share	11,123,000	10,789,000
Net effect of dilutive common stock options	295,000	335,000

Weighted shares for diluted earnings per share	11,418,000	11,124,000

NET INCOME	$7,233,000	$8,120,000

BASIC EARNINGS PER SHARE	$.65	$.75

DILUTED EARNINGS PER SHARE	$.63	$.73

C.	Shareholder Rights Plan

During fiscal year 1997, the Company’s Board of Directors approved the adoption of a Shareholder Rights Plan. The Rights Plan, which is similar to rights plans adopted by numerous other public companies, provides for a dividend distribution to CorVel stockholders of one preferred stock purchase “Right” for each outstanding share of CorVel’s common stock. The Rights are designed to assure that all stockholders receive fair and equal treatment in the event of any proposed takeover of the company and to encourage a potential acquirer to negotiate with the Board of Directors prior to attempting a takeover. In April 2002, the Company’s Board of Directors approved an amendment to its existing stockholder rights agreement (the “Rights Agreement”) to: 1) extend the expiration date of the rights to February 10, 2012, 2) increase the initial exercise price of each right from $42 ($125 before adjusting for the two-for-one stock split in the form of a 100% stock dividend in May 1999 and the three-for-two stock split in the form of a 50% stock dividend in August 2001) to $118 and 3) enable Fidelity Management & Research Company and its affiliates to purchase up to 18% of the shares of common stock of the Company without triggering the stockholder rights. The limitations under the Rights Agreement remain in effect for all other stockholders of the Company. The Rights will not be exercisable until the occurrence of certain takeover-related events. The issuance of the Rights has no dilutive effect on the Company’s earnings per share.

D.	Recent Accounting Pronouncements

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

E.	Ancicare Acquisition

On May 16, 2002, the Company acquired AnciCare, PPO, Inc., which is a Florida-based national provider of diagnostic imaging services, including MRIs, CAT Scans, and Bone Scans. With a network of operations in over 30 states, this acquisition represents a further expansion of CorVel’s CorCare Preferred Provider Organization (PPO). The down payment for the acquisition was paid from the Company’s existing cash on hand. If the results of the Ancicare operations attain certain revenue levels, the Company will pay an additional amount for the purchase which is expected to be funded from future earnings of the Company.

F.	Treasury Stock

On August 2, 2002, the Company announced that its Board of Directors approved a 1,000,000 share expansion to its existing stock repurchase plan, increasing the total number of shares approved for repurchase to 6,100,000 shares from 5,100,000 shares. CorVel commenced its share repurchase program in the fall of 1996. Since that time, the Company has spent $77 million to repurchase 5,009,000 shares, equal to 32% of the outstanding common stock. These purchases have been funded primarily from net earnings. CorVel has 10,730,000 shares of common stock outstanding as of September 30, 2002.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following table contains certain financial data as a percentage of revenues:

Three months ended Sept. 30:	2001	2002

Revenues	100.0%	100.0%
Cost of revenues	82.1	80.8

Gross profit	17.9	19.2

General and administrative	7.9	9.7

Income from operations	10.0	9.5

Income tax provision	3.8	3.6

NET INCOME	6.2%	5.9%

Six months ended Sept. 30:	2001	2002

Revenues	100.0%	100.0%
Cost of revenues	82.1	81.1

Gross profit	17.9	18.9

General and administrative	7.9	9.2

Income from operations	10.0	9.7

Income tax provision	3.8	3.7

NET INCOME	6.2%	6.0%

Revenues. Revenues for the three months ended September 30, 2002 increased by $11 million to $69 million, an increase of 18.8% over the $58 million revenue for the comparable period in the prior fiscal year. The increase in revenues is primarily attributable to a 27% increase in provider program revenues, primarily provider bill review and PPO revenues, and revenues from independent medical examinations (IME) and MRI services. Provider programs revenue grew to $38 million from $28 million in the prior year, an increase of $10 million.

The growth rates noted above reflect the classification of revenue from independent medical examinations as provider programs for both the current and prior periods. The significant increase in provider program revenues is primarily attributable to the growth in the Company’s independent medical examination scheduling services, an increase in the number of bills reviewed through the Company’s proprietary MedCheck software along with revenues from Ancicare, a Florida-based provider of MRI examinations, which was acquired during the quarter ending June 30, 2002. The increase in patient management revenues is primarily attributable to a nominal increase in referrals along with a price increase during the past year.

Revenues for the six months ended September 30, 2002 increased by $20 million to $136 million, an increase of 16.5% over the $116 million revenue for the comparable period in the prior fiscal year. The increase in revenues is primarily attributable to a 28.3% increase in each of the services provided under provider programs: provider bill review and PPO, IME’s and MRI’s. Provider programs revenue grew to $72 million from $64 million in the prior year, an increase of $8 million. This increase is primarily attributable to the increase in the number of provider bills review, the volume of IME services and the acquisition of Ancicare noted above.

Cost of Revenues. The Company’s cost of revenues consists primarily of salaries, salary related taxes and fringe benefits, rent, telephone, and costs related to the Company’s computer operations in the field. Cost of revenues for the three months ended September 30, 2002 decreased from 82.1% of revenues to 80.8% of revenue from the three months ended September 30, 2001. Cost of revenues for the six months ended September 30, 2002 increased from 82.1% of revenues to 81.1% of revenue from the six months ended September 30, 2001. These declines in the cost of revenue percentage and corresponding increase in the gross profit percentage is primarily due to the higher growth rates in the provider program services compared to the growth in patient management services. Provider program services generate a higher gross profit rate than patient management services. Cost of revenues for the three months ended September 30, 2002 increased to $56 million from $48 million in the prior year, an increase of $8 million. Cost of revenues for the six months ended September 30, 2002 increased to $110 million from $96 million in the prior year, an increase of $14 million. The increase in cost of sales is primarily due to the increase in revenues.

General and Administrative. General and administrative expenses as a percentage of revenues increased from 7.9% for the three months ended September 30, 2001, to 9.7% for the three months ending September 30, 2002. General and administrative expenses as a percentage of revenues increased from 7.9% for the six months ended September 30, 2001, to 9.2% for the six months ending September 30, 2002. The increase in the general and administrative expense for both the three and six month periods ended September 2002 is primarily as a result of the write off of certain capitalized software which has become obsolete. The managed care industry is currently experiencing a rapid evolution in the processing of medical reimbursement. The implementation of new methods of data capture and processing, have substantially changed process requirements. Upon review of the capitalized software, management adjusted the valuation of prior generation software assets, whose functionality has been replaced by new developed software.

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its operations and capital expenditures primarily from cash flow from operations. During the six months ended September 30, 2002, net working capital decreased by $2.9 million, from $35.5 million at March 31, 2002 to $32.6 million at September 30, 2002. This decline was primarily due to the Ancicare acquisition during the quarter ended June 30, 2002.

During the quarter ended September 30, 2002, the Company repurchased 143,000 shares of its common stock for $4.3 million. Since the repurchase program was enacted in the fall of 1996, the Company has repurchased 5.0 million shares for $77 million. These repurchases were paid from cash generated by the operations of the Company. The Company believes, however, that the cash balance at September 30, 2002, along with anticipated internally generated funds and capacity to borrow, will be sufficient to meet the Company’s expected cash requirements for at least the next twelve months.

As of September 30, 2002, the Company had $5.5 million in cash, primarily in short-term highly-liquid investments with maturities of 90 days or less. The Company has historically required substantial capital to fund the growth of its operations, particularly working capital to fund the growth in accounts receivable and fixed assets. The Company believes, however, that the cash balance at September 30, 2002 along with anticipated internally generated funds will be sufficient to meet the Company’s expected cash requirements for at least the next twelve months. As of September 30, 2002, the Company had no interest bearing debt.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in the Company’s Annual Report on Form 10-K for the year ended March 31, 2002, and Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, such as statements concerning the development of new services, possible legislative changes, and other statements contained herein regarding matters that are not historical facts, are forward-looking statements (as such term is defined in the Securities Act of 1933, as amended). Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

Past financial performance is not necessarily a reliable indicator of future performance, and investors should not use historical performance to anticipate results or future period trends. Factors that could cause actual results to differ materially include, but are not limited to, those discussed below. In addition, reference is made to the Company’s most recent Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk — The Company does not hold any market risk sensitive instruments for trading purposes.

Item 4. Controls and Procedures — Based on their evaluation as of a date within 90 days of the filing date of this Report, CorVel’s principal executive officer and principal financial officer have concluded that CorVel’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by CorVel in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date that our principal executive officer and principal financial officer carried out their evaluation.

PART II — OTHER INFORMATION

Item 1. — Legal Proceedings — From time to time, the Company may be involved in litigation relating to claims arising out of the ordinary course of business. The Company believes that resolution of these matters will not result in any payment that, in the aggregate, would be material to the financial position or financial operations of the Company.

Item 2. — Changes in Securities and Use of Proceeds — None.

Item 3. — Defaults Upon Senior Securities — None.

Item 4. — Submission of Matters to a Vote of Security Holders — At the Company’s regularly scheduled annual meeting, held on August 1, 2002, the shareholders approved the elections of V. Gordon Clemons, Peter E. Flynn, Steven J. Hamerslag, R. Judd Jessup, and Jeffery J. Michael, with 9,060,931 shares, 9,060,931 shares, 9,060,931 shares, 9,060,931 shares, and 9,060,931 shares, respectively. At the same meeting, the shareholders approved an amendment to the Company’s Certificate of Incorporation with 9,594,710 votes for and 50,105 votes against.

Item 5. — Other Information — None.

Item 6. — Exhibits and Reports on Form 8-K — Exhibit 3.1 — Amended and Restated Certificate of Incorporation of CorVel Corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CORVEL CORPORATION
By: V. Gordon Clemons

V. Gordon Clemons, Chairman of the Board, Chief Executive Officer, and President
By: Richard J. Schweppe

Richard J. Schweppe, Chief Financial Officer
November 14, 2002

CERTIFICATION OF THE
CHIEF EXECUTIVE OFFICER
UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, V. Gordon Clemons, Chief Executive Officer of CorVel Corporation, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of CorVel Corporation (the “Registrant”);

2. Based on our knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

4. The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

     b) evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the “Evaluation Date”); and

     c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s Board of Directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6. The Registrant’s other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ V. Gordon Clemons

V. Gordon Clemons Chief Executive Officer November 14, 2002

CERTIFICATION OF THE
CHIEF EXECUTIVE OFFICER
UNDER SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CorVel Corporation (the “Registrant”) on Form 10-Q for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Quarterly Report”), I, V. Gordon Clemons, Chief Executive Officer of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

     (1) the Quarterly Report fully complies with the requirements of Section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

/s/ V. Gordon Clemons

V. Gordon Clemons Chief Executive Officer November 14, 2002

CERTIFICATION OF THE
CHIEF FINANCIAL OFFICER
UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Richard Schweppe, Chief Financial Officer of CorVel Corporation, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of CorVel Corporation (the “Registrant”);

2. Based on our knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

4. The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

     b) evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the “Evaluation Date”); and

     c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s Board of Directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6. The Registrant’s other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Richard J. Schweppe

Richard J. Schweppe Chief Financial Officer November 14, 2002

CERTIFICATION OF THE
CHIEF FINANCIAL OFFICER
UNDER SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CorVel Corporation (the “Registrant”) on Form 10-Q for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Quarterly Report”), I, Richard Schweppe, Chief Financial Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to our knowledge:

     (1) the Quarterly Report fully complies with the requirements of Section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

/s/ Richard J. Schweppe

Richard J. Schweppe Chief Financial Officer November 14, 2002

EXHIBIT INDEX

Exhibit
No.		Description

3.1	—	Amended and Restated Certificate of Incorporation of CorVel Corporation.