Form 10-Q
period 2002-12-31
CORVEL CORP
filed 2003-02-14
CIK 874866

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

or

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

YES [X] NO [ ]

The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value per share, as of December 31, 2002 was 10,697,000.

CORVEL CORPORATION

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets – March 31, 2002 (audited) and December 31, 2002
(unaudited)- Page 3

Consolidated Statements of Income — Three months ended December 31, 2001 and
2002 (both unaudited) — Page 4

Consolidated Statements of Income — Nine months ended December 31, 2001 and
2002 (both unaudited) — Page 5

Consolidated Statements of Cash Flows – Nine months ended December 31, 2001 and
2002 (both unaudited) — Page 6

Notes to Consolidated Financial Statements (unaudited) — December 31, 2002 —

Item 2. Management’s Discussion and Analysis of Financial Condition and Results
of Operations – Page 10

Item 3. Quantitative and Qualitative Disclosures About Market Risk – Page 16

Item 4. Controls and Procedures – Page 16

PART II. — OTHER INFORMATION

Item 1. Legal Proceedings — Page 16

Item 2. Changes in Securities and Use of Proceeds — Page 16

Item 3. Defaults upon Senior Securities — Page 16

Item 4. Submission of Matters to a Vote of Security Holders — Page 16

Item 5. Other Information — Page 16

Item 6. Exhibits and Reports on Form 8-K – Page 16

Signatures and Certifications – Page 17

Part I — Financial Information

Item 1. Financial Statements

CORVEL CORPORATION

CONSOLIDATED BALANCE SHEETS

As of March 31, 2002 and December 31, 2002

	March 31, 2002	December 31, 2002

	(audited)	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$12,601,000	$8,017,000
Accounts receivable, net	33,040,000	42,848,000
Prepaid taxes and expenses	1,299,000	1,711,000
Deferred income taxes	4,236,000	4,236,000

Total current assets	51,176,000	56,812,000

Property and Equipment, Net	22,481,000	24,911,000
Other Assets	6,638,000	9,254,000

TOTAL ASSETS	$80,295,000	$90,977,000

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$3,432,000	$6,516,000
Accrued liabilities	12,205,000	15,940,000

Total current liabilities	15,637,000	22,456,000

Deferred income taxes	3,675,000	3,675,000
Stockholders’ Equity
Common stock	2,000	2,000
Paid-in-capital	42,825,000	45,294,000
Treasury Stock, (4,769,780 shares at March 31, 2002 and 5,109,774 shares at December 31, 2002)	(69,140,000)	(80,059,000)
Retained earnings	87,296,000	99,609,000

Total stockholders’ equity	60,983,000	64,846,000

TOTAL LIABILITIES AND EQUITY	$80,295,000	$90,977,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME – (Unaudited)

	Three months ended December 31,

	2001	2002

REVENUES	$58,724,000	$73,135,000
Cost of Revenues	48,023,000	60,112,000

Gross profit	10,701,000	13,023,000
General and administrative expenses	4,645,000	6,261,000

Income before income taxes	6,056,000	6,762,000
Income tax provision	2,301,000	2,569,000

NET INCOME	$3,755,000	$4,193,000

EARNINGS PER SHARE:
Basic	$.34	$.39

Diluted	$.33	$.38

WEIGHTED AVERAGE SHARES:
Basic	11,027,000	10,717,000
Diluted	11,377,000	11,032,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME – (Unaudited)

	Nine months ended December 31,

	2001	2002

REVENUES	$175,136,000	$208,789,000
Cost of Revenues	143,589,000	170,124,000

Gross profit	31,547,000	38,665,000
General and administrative expenses	13,825,000	18,806,000

Income before income taxes	17,722,000	19,859,000
Income tax provision	6,734,000	7,546,000

NET INCOME	$10,988,000	$12,313,000

EARNINGS PER SHARE:
Basic	$.99	$1.14

Diluted	$.96	$1.11

WEIGHTED AVERAGE SHARES:
Basic	11,090,000	10,765,000
Diluted	11,404,000	11,094,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Unaudited)

	Nine months ended December 31,

	2001	2002

Cash flows from Operating Activities
NET INCOME	$10,988,000	$12,313,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,334,000	8,560,000
Changes in operating assets and liabilities
Accounts receivable	1,718,000	(7,232,000)
Prepaid taxes and expenses	1,104,000	(412,000)
Accounts payable	1,000	(422,000)
Accrued liabilities	(1,005,000)	3,735,000
Deferred income taxes payable	(100,000)	—
Other assets	192,000	1,014,000

Net cash provided by operating activities	19,222,000	17,556,000

Cash Flows From Investing Activities
Business acquisition, net of cash acquired	—	(2,977,000)
Additions to property and equipment	(7,909,000)	(10,713,000)

Net cash used in investing activities	(7,909,000)	(13,690,000)

Cash Flows from Financing Activities
Purchase of Treasury Stock	(9,827,000)	(10,919,000)
Sale of common and exercise of stock options and related tax benefits	1,356,000	2,469,000

Net cash used in financing activities	(8,471,000)	(8,450,000)

Increase/(Decrease) in Cash and Cash Equivalents:	2,842,000	(4,584,000)
Cash and cash equivalents at beginning	9,457,000	12,601,000

Cash and cash equivalents at end	$12,299,000	$8,017,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002 (Unaudited)

A. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ending March 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended March 31, 2002 included in the Company’s registration statement on Form 10-K.

B. Earnings per Share

Earnings per common and common equivalent shares were computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. For calculation of the common and common equivalent shares, see below.

	Three months ended December 31,

	2001	2002

Weighted shares for basic earnings per share computation	11,027,000	10,717,000
Net effect of dilutive common stock options	350,000	315,000

Weighted shares for diluted earnings per share	11,377,000	11,032,000

NET INCOME	$3,755,000	$4,193,000

BASIC EARNINGS PER SHARE	$.34	$.39

DILUTED EARNINGS PER SHARE	$.33	$.38

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002 (Unaudited)

B. Earnings per Share (continued)

	Nine months ended December 31,

	2001	2002

Weighted shares for basic earnings per share	11,090,000	10,765,000
Net effect of dilutive common stock options	314,000	329,000

Weighted shares for diluted earnings per share	11,404,000	11,094,000

NET INCOME	$10,988,000	$12,313,000

BASIC EARNINGS PER SHARE	$.99	$1.14

DILUTED EARNINGS PER SHARE	$.96	$1.11

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

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses the financial accounting and reporting for the costs associated with exit or disposal activities and nullifies previous standards. The Company believes the adoption of SFAS 146 will have no significant impact on its financial statements.

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

F. Treasury Stock

On August 2, 2002, the Company announced that its Board of Directors approved a 1,000,000 share expansion to its existing stock repurchase plan, increasing the total number of shares approved for repurchase to 6,100,000 shares from 5,100,000 shares. CorVel commenced its share repurchase program in the fall of 1996. Since that time, the Company has spent $80 million to repurchase 5,109,774 shares, equal to 32% of the outstanding common stock. These purchases have been funded primarily from net earnings. CorVel has 10,697,000 shares of common stock outstanding as of December 31, 2002.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following table contains certain financial data as a percentage of revenues:

Three months ended Dec. 31:	2001	2002

Revenues	100.0%	100.0%
Cost of revenues	81.8	82.2

Gross profit	18.2	17.8

General and administrative	7.9	8.6

Income from operations	10.3	9.2

Income tax provision	3.9	3.5

NET INCOME	6.4%	5.7%

Nine months ended Dec. 31:	2001	2002

Revenues	100.0%	100.0%
Cost of revenues	82.0	81.5

Gross profit	18.0	18.5

General and administrative	7.9	9.0

Income from operations	10.1	9.5

Income tax provision	3.8	3.6

NET INCOME	6.3%	5.9%

Revenues. Revenues for the three months ended December 31, 2002 increased by $14 million to $73 million, an increase of 25% over the $58 million revenue for the comparable period in the prior fiscal year. The increase in revenues is primarily attributable to a 45% increase in provider program revenues, primarily provider bill review and PPO revenues, and revenues from independent medical examinations (IME) and MRI services. Provider programs revenue grew to $42 million from $29 million in the prior year, an increase of $13 million.

The growth rates noted above reflect the classification of revenue from independent medical examinations as provider program revenues for both the current and prior periods. The significant increase in provider program revenues is primarily attributable to the growth in the Company’s independent medical examination scheduling services, an increase in the number of bills reviewed through the Company’s proprietary MedCheck software along with revenues from Ancicare, a Florida-based provider of MRI examinations, which was acquired during the quarter ending June 30, 2002. The increase in patient management revenues is primarily attributable to a price increase during the past year offset by a unit volume decrease.

Revenues for the nine months ended December 31, 2002 increased by $34 million to $209 million, an increase of 19% over the $175 million revenue for the comparable period in the prior fiscal year. The increase in revenues is primarily attributable to a 33% increase in the services provided by the Company’s provider programs, including provider bill review and PPO, IME’s and MRI’s. Provider programs revenue grew to $114 million from $85 million in the prior year, an increase of $29 million. This increase is primarily attributable to the increase in the number of provider bills review, the volume of IME services and the acquisition of Ancicare noted above.

Cost of Revenues. The Company’s cost of revenues consists primarily of salaries, salary related taxes and fringe benefits, rent, telephone, and costs related to the Company’s computer operations in the field. Cost of revenues increased from 81.8% of revenues for the three months ended December 31, 2001 to 82.2% of revenue for the three months ended December 31, 2002. The increase in the cost of revenue percentage compared to the same period for the prior year is primarily due to the roll-out of the Company’s CorcareRX service during the three months ended December 31, 2002 which has a higher cost of revenue percentage than most of the Company’s other services.

Cost of revenues decreased from 82.0% of revenues for the nine months ended December 31, 2001 to 81.5% of revenue for the nine months ended December 31, 2002. This decline in the cost of revenue percentage and corresponding increase in the gross profit percentage is primarily due to the higher growth rates in the provider program services compared to the growth in patient management services. The bill review and PPO services within provider programs generate a higher gross profit rate than patient management services. Cost of revenues for the three months ended December 31, 2002 increased to $60 million from $48 million in the prior year, an increase of $12 million. Cost of revenues for the nine months ended December 31, 2002 increased to $170 million from $144 million in the prior year, an increase of $26 million. The increase in cost of sales is primarily due to the increase in revenues.

General and Administrative. General and administrative expenses as a percentage of revenues increased from 7.9% for the three months ended December 31, 2001, to 8.6% for the three months ending December 31, 2002. The growth in general and administrative expense was primarily due to increased MIS staff to support the Company’s implementation of CareMC and further electronic data interface capabilities as required by customer needs. The general and administrative expenses as a percentage of revenues increased from 7.9% for the nine months ended December 31, 2001, to 9.0% for the nine months ending December 31, 2002. The increase in the general and administrative expense for the nine-month period ended December 2002 is primarily as a result of the write off of certain capitalized software which has become obsolete. The managed care industry is currently experiencing a rapid evolution in the processing of medical reimbursement. The implementation of new methods of data capture and processing, have substantially changed process requirements. Upon review of the capitalized software, management adjusted the valuation of prior generation software assets, whose functionality has been replaced by newly developed software.

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its operations and capital expenditures primarily from cash flow from operations. During the nine months ended December 31, 2002, net working capital decreased by $1.1 million, from $35.5 million at March 31, 2002 to $34.4 million at December 31, 2002. This decline was primarily due to the Ancicare acquisition during the quarter ended June 30, 2002. During the nine months ended December 31, 2002, net income was $12.3 million and the Company spent $10.9 million in repurchases of its common stock.

During the quarter ended December 31, 2002, the Company repurchased 100,000 shares of its common stock for $3.3 million. Since the repurchase program was enacted in the fall of 1996, the Company has repurchased 5.1 million shares for $80 million. These repurchases were paid from cash generated by the operations of the Company.

As of December 31, 2002, the Company had $8.0 million in cash, primarily in short-term highly-liquid investments with maturities of 90 days or less. The Company has historically required substantial capital to fund the growth of its operations, particularly working capital to fund the growth in accounts receivable and fixed assets. The Company believes, however, that the cash balance at December 31, 2002 along with anticipated internally generated funds and capacity to borrow will be sufficient to meet the Company’s expected cash requirements for at least the next twelve months. As of December 31, 2002, the Company had no interest bearing debt.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in the Company’s Annual Report on Form 10-K for the year ended March 31, 2002, and Quarterly Report on Form 10-Q for the quarter ended December 31, 2002, such as statements concerning the development of new services, possible legislative changes, and other statements contained herein regarding matters that are not historical facts, are forward-looking statements (as such term is defined in the Securities Act of 1933, as amended). Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

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

Item 3. Quantitive and Qualitative Disclosures About Market Risk – The Company does not hold any market risk sensitive instruments for trading purposes.

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

PART II — OTHER INFORMATION

Item 1. – Legal Proceedings – From time to time, the Company may be involved in litigation relating to claims arising out of the ordinary course of business. The Company believes that resolution of these matters will not result in any payment that, in the aggregate, would be material to the financial position or financial operations of the Company.

Item 2. – Changes in Securities and Use of Proceeds — None.

Item 3. – Defaults Upon Senior Securities — None.

Item 4. – Submission of Matters to a Vote of Security Holders — None.

Item 5. – Other Information — None.

Item 6. – Exhibits and Reports on Form 8-K – None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CORVEL CORPORATION

By:	V. Gordon Clemons

V. Gordon Clemons, Chairman of the Board, Chief Executive Officer, and President

By:	Richard J. Schweppe

Richard J. Schweppe, Chief Financial Officer

February 14, 2003

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

/s/ V. Gordon Clemons

V. Gordon Clemons Chief Executive Officer February 14, 2003

CERTIFICATION OF THE
CHIEF EXECUTIVE OFFICER
UNDER SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CorVel Corporation (the “Registrant”) on Form 10-Q for the quarterly period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Quarterly Report”), I, V. Gordon Clemons, Chief Executive Officer of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

     (1)  the Quarterly Report fully complies with the requirements of Section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

     (2)  the information contained in the Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

/s/ V. Gordon Clemons

V. Gordon Clemons Chief Executive Officer February 14, 2003

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

/s/ Richard J. Schweppe

Richard J. Schweppe Chief Financial Officer February 14, 2003

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

/s/ Richard J. Schweppe

Richard J. Schweppe Chief Financial Officer February 14, 2003