Form 10-K
period 2003-03-31
CORVEL CORP
filed 2003-06-30
CIK 874866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2003
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 0-19291

CORVEL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	33-0282651
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

2010 Main Street, Suite 600, Irvine, California	92614
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (949) 851-1473

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark whether the registrant (1) has filed all report required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ X ] No [  ]

The aggregate market value of voting stock held by non-affiliates of the registrant on May 30, 2003, was approximately $215,000,000. For the purposes of the foregoing calculation only, all directors, executive officers and ten percent stockholders of the registrant have been deemed to be affiliates. On that date, there were approximately 10,627,000 shares of Common Stock, par value $.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Items 10 through 13 of Part III of this Form 10-K is incorporated herein by reference to portions of the Registrant’s definitive proxy statement for the Registrant’s 2003 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended March 31, 2003.

CORVEL CORPORATION

2003 FORM 10-K ANNUAL REPORT

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

          The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This Annual Report contains forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. The Company’s actual results could differ materially from those projected in the forward-looking statements as a result of the factors described below and elsewhere in this Annual Report. Investors in the Company’s securities should consider these factors. This Report includes “forward-looking statements” including, but not limited to, the statements about our plans, strategies and prospects under the heading Item 1. Business, including Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “will” and variations of these words or similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us, and we can give no assurance that we will achieve our plans, intentions or expectations. Certain important factors could cause actual results to differ materially from the forward-looking statements we make in this report. Representative examples of these factors include (without limitation):

-	general industry and economic conditions;

-	cost of capital and capital requirements;

-	competition from other managed care companies;

-	the Company’s ability to renew and/or maintain contracts with its customers under existing terms or restructure these contracts on terms that would not have a material negative impact on the Company’s results of operations;

-	the ability to expand certain areas of the Company’s business;

-	shifts in customer demands; the ability of the Company to produce market-competitive software;

-	changes in operating expenses including employee wages, benefits and medical inflation;

-	changes in regulations affecting the workers’ compensation, insurance and healthcare industries in general;

-	dependence on key personnel;

-	possible litigation and legal liability in the course of operations;

-	and the continued availability of financing in the amounts and at the terms necessary to support the Company’s future business.

          These factors and the Risk Factors described in “Business” and the factors described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and similar discussions in our other filings with the Securities and Exchange Commission are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could have material adverse effects on our future results. The forward-looking statements included in this annual report on Form 10-K are made only as of the date of this annual report. We expressly disclaim any intent or obligation to update any forward-looking statements to reflect subsequent events or circumstances.

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

          The Company, which is a Delaware corporation, has its principal executive offices located at 2010 Main Street, Suite 600, Irvine, California, 92614. The Company’s telephone number is 949-851-1473.

Fiscal 2003 Developments

          Acquisition of Ancicare

          In May 2002, the Company acquired Miramar, Florida based AnciCare PPO, Inc. AnciCare is a leading national provider of diagnostic imaging services, including MRIs, CAT Scans, and Bone Scans. With a strong network of operations in over 30 states, this acquisition represents a further expansion of CorVel’s CorCare Preferred Provider Organization (PPO).

          AnciCare provides the scheduling, report management and reimbursement coordination for a wide range of diagnostic imaging services. Such services provide a meaningful expansion to the scope of services from traditional PPO’s. CorVel is expanding the scope of all of its PPO activities, capitalizing upon its extensive involvement in the provision of assistance to injured workers. These second generation forms of provider networks provide services whose goal is the acceleration of turnaround times that assist the resolution of claims, and reduce related indemnity expenses. CorVel seeks to assist patients by helping them find convenient providers and by arranging appointments. By coordinating the related reimbursement, the Company is able to streamline the billing and payment process, improving efficiencies for both the provider and the payor in a healthcare episode.

          Amendment of Shareholder Rights Agreement

          In April 2002, the Board of Directors of the Company approved an amendment to the Company’s existing stockholder rights agreement (the “Rights Agreement”) to extend the expiration date of the rights to February 10, 2012, increase the initial exercise price of each right to $118 and enable Fidelity Management & Research Company and its affiliates to purchase up to 18% of the shares of common stock of the Company without triggering the stockholder rights. The limitations under the Rights Agreement remain in effect for all other stockholders of the Company. The Rights Agreement was originally adopted and approved in 1997.

          Company Continues Stock Repurchase Program

          During fiscal 2003, the Company continued to repurchase shares of its common stock under a plan approved by the Company’s Board of Directors. Including an expansion authorized in April 2002, the total number of shares authorized to be repurchased has now been increased to 6,100,000 shares, adjusted for the three-for-two stock split in the form of a dividend in August 2001. Since commencing this program in the fall of 1996, the Company has repurchased approximately 5,231,000 common shares through March 31, 2003, equal to 33% of its outstanding stock at a cost of approximately $84 million. These repurchases were funded from the Company’s operating earnings.

Industry Overview

          Workers’ compensation is a federally mandated, state-legislated, comprehensive insurance program that requires employers to fund medical expenses, lost wages and other costs resulting from work-related injuries and illnesses. Since their introduction in the early 1900’s, these programs have been expanded to all fifty states and the District of Columbia. Each state is responsible for implementing and regulating its own program. Consequently, workers’ compensation benefits and arrangements vary on a state-by-state basis and are often highly complex.

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

          Since workers’ compensation benefits are mandated by law and are subject to extensive regulation, payors and employers do not have the same flexibility to alter benefits as they have with other health benefits programs. In addition, workers’ compensation programs vary from state to state, making it difficult for payors and multi-state employers to adopt uniform policies to administer, manage and control the costs of benefits. As a result, managing the cost of workers’ compensation requires approaches that are tailored to the specific state regulatory environment in which the employer operates.

          An increasing number of states have adopted legislation encouraging the use of workers’ compensation managed care organizations (“MCO’s”) in an effort to allow employers to control their worker’s compensation costs. MCO laws generally provide employers an opportunity to channel injured employees into provider networks. In certain states, MCO laws require licensed MCO’s to offer certain specified services, such as utilization management, case management, peer review and provider bill review. Most of the MCO laws adopted to date establish a framework within which a company such as the Company can provide its customers a full range of managed care services for greater cost control.

Business Strategy

          The Company believes that payors and employers impacted by the escalating medical costs of workers’ compensation will increasingly require services and programs to manage such costs. The Company’s business strategy is to offer a range of services through a national network of branch offices, supported by information management systems, to respond to such need on both a local and national level.

Breadth of Service

          A key element of the Company’s strategy is to capitalize on its background and specialization in workers’ compensation, established initially in the area of case management, to offer a range of services, including bill review, PPO’s and independent medical examinations (“IME’s”), to assist insurance carriers, TPA’s and self-administered employers in managing the cost of workers’ compensation and monitoring the quality of care provided. The Company plans to continue to expand its range of services to respond to the needs of its customers.

National Branch Office Network

          An integral part of the Company’s strategy is to offer services at the local or regional level where workers’ compensation claims are administered. Each office has access to centralized services and software developed at the Company’s corporate offices and is capable of responding to the particular regulatory environment in which it operates. The Company adds branch offices by identifying target markets, generally geographically contiguous to an existing market, where it believes it can successfully introduce one or more of its services. The Company may also establish new offices in response to the needs of national customers. In addition to expanding the number of branch office locations, the Company expects to add existing services as well as new services to its branch offices.

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

Business

          The Company offers services in two general categories, Provider Programs and Patient Management services, to assist its customers in managing the increasing medical costs of workers’ compensation, group health and auto insurance, and monitoring the quality of care provided to claimants.

Provider Programs

          The Company’s provider program services are designed to reduce the price paid by its customers for medical services rendered in workers’ compensation cases. The provider programs offered by the Company include automated medical fee auditing, preferred provider services, and retrospective utilization review.

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

          The Company offers its fee schedule auditing through a computerized medical bill review service called MedCheck, which combines automated data reporting and transmission capabilities. MedCheck consists of an online computer-based information system comprised of a proprietary software program which stores and accesses state-mandated fee schedules and licensed usual and customary charge information. MedCheck is also being utilized for the review of medical charges under certain non-workers’ compensation insurance coverages. With the MedCheck service, the Company is capable of:

•	Checking for provider charges which exceed charges allowable under fee schedules or usual and customary charges, in accordance with the requirements of the relevant jurisdiction

•	Repricing provider bills to contractual PPO reimbursement levels

•	Checking for duplicate billing

•	Checking for billed services or procedures that are excessive, unnecessary or unrelated to treating the particular medical problem

•	Checking for “unbundled” billings where the medical services performed are billed in components, resulting in higher total charges than would be the case if the services were billed in the aggregate

•	Engaging in on site processing of claims

•	Sending claims data directly to carriers’ databases, thereby reducing costs due to repetitive or erroneous data entry

•	PPO management

•	Internet based reporting tools

•	Pharmacy review

          In addition to providing the MedCheck software suite, CorVel also supports insurers and administrators with a full array of outsource capabilities. The Company provides a proprietary national PPO, as well as case managers both on-site and from telephonic hub operations. These systems can be interfaced to insurers through the Company’s wide area network (WAN) as well as through its web site and virtual private networks (VPN’s). When installed at an insurer, the MedCheck suite can accept electronic data interfaces (EDI) from CorVel and other sources. This interface automates the reimbursement of provider reimbursements, allows for the application of all MedCheck fees to the individual claim file and eliminates the need for manual redundant data entry of MedCheck results by the carriers’ claims personnel. In addition, MedCheck can send its own files on to the mainframe claims administration systems of major insurers and other payors. The system is designed for easy access by claims adjusters and includes functionality for such part-time users within the claims payment environment.

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

          Recent MedCheck Development

          The Company released its most recent version of MedCheck, which adjudicates medical reimbursement for workers’ compensation, automobile, and accident & health claims. Casualty claims are typically managed through many geographically dispersed offices. The current version is web-enabled, allowing claims to be submitted electronically, as well as through traditional paper processes. It includes expanded PPO administration features and browser-based interfaces for both claims processing and reporting. The product had been previously expanded to include features unique to the processing of automobile claims. The current release is focused on applications in the workers’ compensation market, and is of particular interest to State Funds, municipalities and other large insurance and third party administrator TPA payors.

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

          MedCheck includes automated processing capabilities. CorVel’s AI module (“First Review”) is designed to evaluate incoming medical bills, apply medical protocols and reimbursement guidelines and complete the reimbursement of the medical professional, all automatically. MedCheck is architected so that customers can seamlessly blend outsourced processing with work performed internally. Claims professionals, as well as various levels of management can easily access real-time reports of claims history.

          Preferred Provider Services

          PPOs are groups of hospitals, physicians and other health care providers that offer services at pre-negotiated rates to employee groups. PPO networks offer the employer an additional means of managing workers’ compensation costs by reducing the per-unit price of medical services provided to employees. The Company provides its customers with access to its PPO network, “CorCare”. Bills submitted from PPOs are identified through the MedCheck review process, and the submitted charges are then audited against the PPO schedule and against any applicable fee schedule or usual and customary charges. The fee approved for payment is the lower of the submitted charges or the lowest allowable fee identified. Some of the features of the Company’s PPO network services include: national networks for all coverages, board certified physicians, automated provider credentialing, patient channeling, online provider look-up and printable directories, and 24 hour, toll free telephonic directory.

          The Company offers online provider look-up on its website (http://www.corvel.com) or the Company’s eCommerce website (http://www.caremc.com) where users can locate providers in their area, see a map, get door to door driving directions or print an entire directory.

          Hospital Inpatient and Outpatient Bill Review Services

          The Company expanded its line of bill review services by adding unique capabilities for reviewing hospital inpatient and outpatient medical reimbursement. CorVel offers cost containment by applying a clinical medical review to hospital claims conducted by registered nurses. Our nurse reviewers use a proprietary nationwide database of usual and customary charges. This database provides usual and customary charges for the detailed charges, which are specified on the itemized hospital bill. Access to more than 370,000 different hospital charge master line items through this database enable CorVel to track billing trends throughout the nation, while streamlining the nurse review process. This service, named MedCheck Select, provides a national database of hospital charges detailed by line item in each hospital’s individual billing system. By converting different hospital billing systems to a common database, the Company can create “usual and customary” expectations for hospital expenses. Revenues for this service expanded throughout the year, and added to the Company’s line of in-patient medical review and PPO activities. Some of the features of this service include: hospital line item bill review, fee negotiation, application of PPO contracts, and usual & customary review.

          Objectives of the service include:

•	Assure that billed charges are usual and customary

•	Confirm services were medically necessary

•	Reduce claim costs through negotiated agreements

•	Substantiate, by report, charges over usual and customary

•	Support the payor and patient in all appeals

          Check Processing

          CorVel has the capability to provide checkwriting services for its customers. The provider payment check can be added to the bill analysis (EOB, Explanation of Benefit) to produce one combined document, which is mailed to the provider.

          MedCheck/ecs

          The Company continued further development of its medical bill review software and PPO management system, MedCheck, with a web-based initiative, MedCheck/ecs (eCommerce Solutions). As the volume of medical bills increase, this program can help to automate the claims process, while delivering savings on most bills. With MedCheck/ecs, medical bills can be processed and approved from the customer’s desktop. By using automated information processing, Medcheck/ecs eliminates paperwork and many time delays. Additionally, it can reimburse providers for services directly after the bill has been approved for payment in real time.

          MedCheck/ecs automates many of the functions that have traditionally delayed the submission, approval, and reimbursement of bills. Via the password-protected website, caremc.com, providers, and claims professionals enter bills directly onto the website and into the system to expedite claim processing. Using artificial intelligence technology, MedCheck/ecs automatically adjudicates bills, applying usual and customary review, fee schedule analyses, and PPO discounts.

          Utilization Management

          Utilization Management programs preview proposed ambulatory care to determine: appropriateness, frequency, duration, and setting. Utilizing experienced RN’s, proprietary medical treatment protocols, and “expert systems” technology, unnecessary treatments and associated costs are avoided. Processes in Utilization Management include: review injury, diagnosis, and treatment plan; contact and negotiate provider’s treatment requirements, certifying appropriateness of treatment parameters and/or additional treatment requests; and respond to provider requests for additional treatment.

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

          Independent Medical Examinations

          The Company arranges for an IME to assist customers in evaluating workers’ compensation and other casualty claims. A medical examination involves the assessment of a person’s condition often for use in determining the extent and nature of an injury. IME’s are focused to answer specific requirements including relationships of diagnosis to specific injury, accident or illness, further treatment recommendations, extent of permanent impairment or disability, and other information as needed. In general, a physician examines the patient and prepares a report that describes the nature and extent of injuries, as well as the future medical requirements. The Company produces preliminary reports within five days, and final reports within ten days of examination. The Company provides IMEs through a network of independent physicians. The IME services include IME’s, Second Opinions, Peer Reviews, Chart Reviews, Legal Testimony, Physical Capacity Exams, Pre-employment Physicials, and Fitness for Duty Exams.

          Durable Medical Equipment Network

          CorCare DME (durable medical equipment) provides, through CorVel’s eCommerce CareMC, a fully automated equipment ordering and status management system. Orders are fulfilled using local, preferred equipment distributors and billing and reimbursement for each transaction is automatically processed. CorCare DME offers: web-based ordering, call center convenience, preferred pricing, status management through CareMC, and automated billing and reimbursement.

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

          During the past year, the Company released its most recent Advocacy suite of case management software. This version of Advocacy is designed to assist employers; insurers, TPA’s and case management companies with the administration of managed care for disability patients. The software is available for licensure and is supported by CorVel’s national network of offices and managed care professionals.

          Advocacy software is CorVel’s line of case management tools for the managed care industry. The Advocacy suite of services includes: first notice of loss, early intervention, utilization management, telephonic case management, on-site case management, independent medical examinations, peer review and vocational rehabilitation.

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

          Care MC

          The Company continued the roll out of its CareMC marketsite (http://www.caremc.com). CareMC connects employers, claims professionals, providers and case managers, accelerating the resolution of disability claims and improving outcomes. CareMC tools address: absence management, claim status reporting, case manager updates and medical bill adjudication. By integrating all of the managed care services involved in an episode of care, CareMC extends the value in the automated processing of incident reporting to other components of claims management. CareMC serves the healthcare and claims needs of insurers and employers managing employee absences and disability insurance losses. CareMC includes a website which provides for direct access to CorVel Corporation managed care services and is also designed to function as an application service provider (ASP) through which other managed care providers will supply their services to major employers and insurers nationwide.

          The CareMC website facilitates healthcare transaction processing. Information gathered in CareMC is immediately consolidated and available to benefits management personnel, insurers, patients and treating physicians. Using artificial intelligence techniques, the website provides situation alerts and event triggers, to facilitate prompt and effective decisions. Users of the dashboard can quickly see where event outliers are occurring within the claims management process. If costs exceed pre-determined thresholds or activities fall outside expected timelines, decision-makers can be quickly notified. Large amounts of information are consolidated and summarized to help customers focus on the critical issues. CareMC can be customized to match the unique needs of each user, and be connected with Human Resource and/or payroll systems.

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

          Referral Basket: Referral Basket provides access to multiple managed care professionals from multiple resources, and instant access to information. With CareMC Bill Review, the claims professionals can record bill and cost data in real time, access bill review status instantly, review and analyze in-patient and out-patient bills, and authorize payments on-line based on fee schedules and PPO agreements. Referrals are sent to the preferred managed care provider and confirmed as received in real-time.

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

          Bill Review: CareMC Bill Review assures accuracy, accountability and timeliness by tracking costs from the time a claim begins until it is closed. CareMC bill review is founded on proprietary software, artificial intelligence, the integration of information.

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

          The CareMC suite of solutions for employers includes:

          Absence Manager: Absence Manager offers employers a single worksite for the reporting of all absences. Workers’ compensation, short-term disability and Family Medical Leave Act (“FMLA”) are all integrated in one patient management process. CareMC documents up-to-the-minute employee absences, expedites compliance with government and insurer reporting requirements, and can individualize case management activities to follow a specified preference.

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

          During fiscal 2003, the Company announced the launch of the CareMC Dashboard, a graphical tool for employers and claims professionals seeking high level information to manage their benefits programs. CorVel’s dashboard brings a variety of critical reports together in one central screen, which enables risk managers and claims management professionals to act in real time, on information summarized to facilitate decisions. This decision-support tool brings multiple information streams together in a console from which management can quickly see developing trends and make timely decisions. The dashboard is a central feature of CareMC website.

Customers and Marketing

          The Company’s customers are workers’ compensation insurers and, to a lesser extent, TPA’s and self-administered employers. Many claims management decisions in workers’ compensation are the responsibility of the local claims office of national or regional insurers. The Company’s national branch office network has been established to enable the Company to market and offer its services at both a local and national account level. The Company is placing increasing emphasis on national account marketing. The marketing activities of the Company are conducted by account executives located in key geographic areas, and by national account executives from the corporate office. Most of the major workers’ compensation insurance carriers conduct business with the Company. No single customer of the Company represented more than 10% of revenues in fiscal 2001, 2002, or 2003.

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

          Legislative reforms in some states permit employers to designate health plans such as HMOs and PPOs to cover workers’ compensation claimants. Because many health plans have the capacity to manage health care for workers’ compensation claimants, such legislation may intensify competition in the market served by the Company. Within the past few years, several states have experienced decreases in the number of workers’ compensation claims and the average cost per claim, which have been reflected in workers’ compensation insurance premium rate reductions in those states.

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

          Health Insurance Portability and Accountability Act of 1996

          The Health Insurance Portability and Accountability Act of 1996, commonly referred to as “HIPAA,” requires the adoption of standards for the exchange of health information in an effort to encourage overall administrative simplification and to enhance the effectiveness and efficiency of the healthcare industry. Pursuant to HIPAA, the Secretary of the Department of Health and Human Services has issued final rules concerning the privacy and security of health information, the establishment of standard transactions and code sets. The HIPAA requirements only apply to covered entities, which include health plans, healthcare clearinghouses, and healthcare providers that transmit any health information in electronic form. The Company’s provider program services may be subject to HIPAA obligations through business associate agreements with our customers. We are also indirectly regulated by HIPAA as a plan sponsor of a healthcare benefit plan for our own employees.

     Of the HIPAA requirements, the privacy standards and the security standards have the most significant impact on our business operations. The privacy standards require covered entities to implement certain procedures to govern the use and disclosure of protected health information and to safeguard such information from inappropriate access, use or disclosure. Protected health information includes individually identifiable health information, such as an individual’s medical records, transmitted or maintained in any format, including paper and electronic records. The privacy standards establish the different levels of individual permission that are required before a covered entity may use or disclose an individual’s protected health information, and establish new rights for the individual with respect to his or her protected health information.

     The security standards are designed to protect health information against reasonably anticipated threats or hazards to the security or integrity of the information, and to protect the information against unauthorized use or disclosure. The security standards establish a national standard for protecting the security and integrity of medical records when they are kept in electronic form. Compliance with the security standards is required by April 21, 2005.

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

Shareholder Rights Plan

          During fiscal 1997, the Company’s Board of Directors approved the adoption of a Shareholder Rights Plan. The Rights Plan, which is similar to rights plans adopted by numerous other public companies, provides for a dividend distribution to CorVel stockholders of one preferred stock purchase “Right” for each outstanding share of CorVel’s Common Stock. In April, 2002, the Board of Directors of CorVel Corporation approved an amendment to the Company’s existing stockholder rights agreement to extend the expiration date of the rights to February 10, 2012, increase the initial exercise price of each right to $118 and enable Fidelity Management & Research Company and its affiliates to purchase up to 18% of the shares of common stock of the Company without triggering the stockholder rights. The limitations under the Rights Agreement remain in effect for all other stockholders of the Company. The Rights Agreement was originally adopted and approved in 1997. The Rights are designed to assure that all stockholders receive fair and equal treatment in the event of any proposed takeover of the Company and to encourage a potential acquirer to negotiate with the Board of Directors prior to attempting a takeover. The rights have an exercise price of $118 per right, subject to subsequent adjustment. The Rights trade with the Company’s common stock, and will not be exercisable until the occurrence of certain takeover-related events.

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

Employees

          As of March 31, 2003, CorVel had approximately 3,375 employees, including nurses, therapists, counselors and other employees. No employees are represented by any collective bargaining unit. Management believes its relationship with its employees to be good.

Available Information

          Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of 15(d) of the Securities Exchange Act of 1934 are available free of charge through our Web site (www.corvel.com) as soon as reasonably practicable after we electronically file the material with, or furnish it to, the Securities and Exchange Commission.

Risk Factors

          Past financial performance is not necessarily a reliable indicator of future performance, and investors in the Company’s Common Stock should not use historical performance to anticipate results or future period trends. The Company’s business and the market price of the Company’s Common Stock are subject to numerous risks and uncertainties. Some of those risks are described below. Other risks are presented elsewhere in this Form 10-K and in the Company’s other filings with the Securities and Exchange Commission. See, in particular, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

           Dependence upon Key Personnel and Professional Staffing. The Company is dependent to a substantial extent upon the continuing efforts and abilities of certain key management personnel. Additionally, the Company competes with other healthcare providers in recruiting qualified management and staff personnel for the day-to-day operations of its business and care enhancement centers, including nurses and other healthcare professionals. In some markets, the scarcity of nurses and other medical support personnel has become a significant operating issue to healthcare providers. This shortage may require the Company to enhance wages and benefits to recruit and retain qualified nurses and other healthcare professionals. Because a significant percentage of the Company’s existing contracts consist of a fixed fee per disease member, the Company’s ability to pass along increased labor costs to existing customers is constrained. The failure of the Company to recruit and retain qualified management, nurses and other healthcare professionals, or to control labor costs could have a material adverse effect on profitability.

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

          During the past fiscal year, the Company has made efforts to increase its presence and revenue in the group health market. Managed care in this market is more mature than managed care in workers’ compensation and has numerous large competitors, primarily HMOs. The Company has limited experience in the group health market. There can be no assurance that the Company will be successful in this market.

          Computer Systems. Certain aspects of the Company’s business are dependent upon its ability to store, retrieve, process and manage data and to maintain and upgrade its data processing capabilities. Interruption of data processing capabilities for any extended length of time, loss of stored data, programming errors or other computer problems could have a material adverse effect on the Company’s business and results of operations. In addition, the company’s results of operations are highly dependent upon the ability of management to expeditiously retrieve and analyze financial information from its nation-wide branch network. The company is currently in the process of installing new company-wide management information software and there can be no assurance that the installation of this new system will proceed according to plan.

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

           Possible Volatility of Stock Price. The market price of the Company’s Common Stock may be highly volatile. Factors such as variations in the Company’s revenues, earnings and cash flow, general market trends in the workers’ compensation managed care market, and announcements of innovations by the Company or its competitors could cause the market price of the Common Stock to fluctuate substantially. Specifically, the year-to-year percentage growth in operating results for the Company’s four most recently completed fiscal years was lower than the growth rates historically experienced by the Company. The Company’s slower growth rate in those fiscal years was partially attributable to a reduction in the growth rate of health care expenditures nationally, contributing to a reduction in the growth of claims processed by the Company. There can be no assurance that the Company’s growth rate in the future, if any will be at or near historical levels.

          In addition, the stock market has in the past experienced price and volume fluctuations that have particularly affected companies in the health care and managed care markets resulting in changes in the market price of the stock of many companies.

          Importance of Intellectual Property Rights. The Company has made significant investments in the development and maintenance of its proprietary software systems and data. The Company relies largely on its own security systems, confidentiality procedures and employee nondisclosure agreements to maintain the confidentiality and security of its proprietary information. Unauthorized access by third parties to the Company’s information systems, the existence of computer viruses in the Company’s data or software and misappropriation of the Company’s proprietary information may have a material adverse effect on the Company’s business and results of operations.

ITEM 2. PROPERTIES.

          The Company’s principal executive office is located in Irvine, California in approximately 6,600 square feet of leased space. The lease expires in September 2007. The Company leases its branch offices in 49 states, which range in size up to approximately 16,000 square feet. The lease terms for the branch offices range from monthly to seven years. The Company believes that its facilities are adequate for its current needs and that suitable additional space will be available as required.

ITEM 3. LEGAL PROCEEDINGS.

          The Company is involved in litigation arising in the normal course of business. The Company believes that resolution of these matters will not result in any payment that, in the aggregate, would be material to the financial position or financial operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          There were no matters submitted to a vote of stockholders during the quarter ended March 31, 2003.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

          The Company’s Common Stock is traded on the NASDAQ National Market under the symbol CRVL. The quarterly high and low sales prices for the Company’s Common Stock for fiscal years 2002 and 2003 as reported by NASDAQ are set forth below for the periods indicated as adjusted for the 2-for-1 stock split in the form of a 100% dividend paid on June 14, 1999, and the 3-for-2 stock split in the form of a 50% dividend paid on September 4, 2001:

	High	Low
Fiscal Year Ended March 31, 2002:
Quarter Ended June 30, 2001:	$25.37	$22.00
Quarter Ended September 30, 2001:	26.83	21.00
Quarter Ended December 31, 2001:	33.71	25.23
Quarter Ended March 31, 2002:	33.75	28.00
Fiscal Year Ended March 31, 2003:
Quarter Ended June 30, 2002:	$35.87	$29.50
Quarter Ended September 30, 2002:	34.71	27.70
Quarter Ended December 31, 2002:	36.60	29.09
Quarter Ended March 31, 2003:	36.30	30.30

          The last sales price for the Company’s Common Stock as reported by NASDAQ on May 30, 2003 was $33.19. As of May 30, 2003, there were 1,030 holders of record of the Company’s Common Stock. The Company has never paid any cash dividends on its Common Stock and has no current plans to do so in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

     The selected consolidated financial data of the Company appears in a separate section of this Annual Report on Form 10-K on page 26 and is incorporated herein by this reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          Management’s Discussion and Analysis of Financial Condition and Results of Operations appears in a separate section of this Annual Report on Form 10-K beginning on page 27 and is incorporated herein by this reference.

ITEM 7a. QUANTITATIVE AND QUALITITATIVE DISCLOSURES ABOUT MARKET RISK.

          Market risk generally represents the risk that losses may occur in the values of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. The Company has no market risks in these areas.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Company’s consolidated financial statements and schedule, as listed under Item 20, appear in a separate section of this Annual Report on Form 10-K beginning on pages 33 and 20, respectively and are incorporated herein by this reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          The information in the sections titled “Proposal One: Election of Directors,” “Directors and Executive Officers of the Company,” and “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the Company’s Definitive Proxy Statement for the 2003 Annual Meeting of Stockholders are incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

          The information in the section titled “Executive Compensation”, “Compensation Committee Interlocks and Insider Participation”, and “Compensation of Directors” except as stated therein, appearing in the Company’s Definitive Proxy Statement for the 2003 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          The information in the section titled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matter” and “Equity Compensation Plan Information” appearing in the Company’s Definitive Proxy Statement for the 2003 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          The information in the section titled “Certain Transactions” appearing in the Company’s Definitive Proxy Statement for the 2003 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES.

          Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

          There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out this evaluation.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) Consolidated Financial Statements:

          The Company’s consolidated financial statements appear in a separate section of this Annual Report on Form 10-K beginning on the pages referenced below:

(2) Financial Statement Schedule:

          The Company’s consolidated financial statements, as listed under Item 15(a)(1), appear in a separate section of this Annual Report on Form 10-K beginning on page 30. The Company’s financial statement schedule is as follows:

Schedule II — Valuation and Qualifying Accounts

		Additions
	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
	of Year	Expenses	Deductions	Year

Allowance for doubtful accounts:
Year Ended March 31, 2001:	$3,395,000	$2,584,000	$(2,592,000)	$3,387,000
Year Ended March 31, 2002:	3,387,000	1,967,000	(1,719,000)	3,635,000
Year Ended March 31, 2003:	3,635,000	1,352,000	(1,514,000)	3,473,000

(3) Exhibits:

EXHIBITS

Exhibit
No.	Title	Method of Filing

3.1	Certificate of Incorporation of the Company	Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 Registration No. 33-40629.

3.2	Bylaws of the Company	Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 Registration No. 33-40629.

10.1	Nonqualified Stock Option Agreement between V. Gordon Clemons, the Company and North Star together with all amendments and addendums thereto	Incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 Registration No. 33-40629.

10.2	Supplementary Agreement between V. Gordon Clemons, the Company and North Star	Incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 Registration No. 33-40629.

10.3	Amendment to Supplementary Agreement between Mr. Clemons, the Company and North Star	Incorporated herein by reference to Exhibit 10.5 the to Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1992.

10.4	Restated 1988 Executive Stock Option Plan, as amended	Incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1995.

10.5	Form of Notice of Grant of Stock Option Under the Restated 1988 Executive Stock Option	Incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994.

10.6	Form of Stock Option Agreement under the Restated 1988 Executive Stock Option Plan	Incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994.

10.7	Form of Notice of Exercise under the Restated 1988 Executive Stock Option Plan	Incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994.

10.8	Employment Agreement of V. Gordon Clemons	Incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 Registration No. 33-40629.

10.9	Restated 1991 Employee Stock Purchase Plan, as amended	Incorporated herein by reference to Exhibit 10.11 in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1995.

EXHIBITS (continued)

Exhibit
No.	Title	Method of Filing

10.10	Fidelity Master Plan for Savings and Investment, and amendments	Incorporated herein by reference to Exhibits 10.16 and 10.16A to the Company’s Registration Statement on Form S-1 Registration No. 33-40629.

10.15	Shareholder Rights Plan	Incorporated herein by reference to the Company’s Form 8-K filed on February 28, 1997.

10.16	Amended Shareholder Rights Plan	Incorporated herein by reference to the Company’s Form 8-K filed on May 24, 2002.

21.1	Subsidiaries of the Company	Attached.

23.1	Consent of Independent Certified Public Accountants	Attached.

99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Attached.

(b)  Reports on Form 8-K

          None.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORVEL CORPORATION

Date: June 30, 2003	By:	/s/ V. GORDON CLEMONS

V. Gordon Clemons Chairman, Chief Executive Officer and President

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ V. Gordon Clemons V. Gordon Clemons	Chairman, Chief Executive Officer, and President (Principal Executive Officer)	June 30, 2003

/s/ Richard J. Schweppe Richard J. Schweppe	Chief Financial Officer (Principal Financial and Accounting Officer)	June 30, 2003

/s/ Alan Hoops Alan Hoops	Director	June 30, 2003

/s/ Steven J. Hamerslag Steven J. Hamerslag	Director	June 30, 2003

/s/ Judd Jessup Judd Jessup	Director	June 30, 2003

/s/ Jeffrey J. Michael Jeffrey J. Michael	Director	June 30, 2003

CERTIFICATIONS OF THE CHIEF EXECUTIVE OFFICER
UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, V. Gordon Clemons, certify that:

1.	I have reviewed this Annual Report on Form 10-K of CorVel Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared.

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report the (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 30, 2003	/s/ V. Gordon Clemons

V. Gordon Clemons
Chairman, Chief Executive
Officer and President

CERTIFICATION OF THE CHIEF FINANCIAL OFFICER
UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Richard Schweppe, certify that:

1.	I have reviewed this Annual Report on Form 10-K of CorVel Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared.

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report the (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 30, 2003	/s/ Richard J. Schweppe

Richard J. Schweppe
Chief Financial Officer

SELECTED CONSOLIDATED FINANCIAL DATA

          The following selected financial data for the five years ended March 31, 2003, have been derived from the Company’s audited consolidated financial statements. The following data should be read in conjunction with the Company’s Consolidated Financial Statements, the related notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The following amounts are in thousands, except per share data.

	Year Ended March 31,

	1999	2000	2001	2002	2003

Statement of Income Data:
Revenues	$165,457	$186,765	$209,554	$235,912	$282,776
Costs and Expenses:
Cost of revenues	136,082	152,710	172,010	193,225	230,947
General and administrative	12,596	14,752	16,389	18,783	25,081

	148,678	167,462	188,399	212,008	256,028

Income before income taxes	16,779	19,303	21,155	23,904	26,748
Income tax provision	6,376	7,336	7,933	9,083	10,164

Net income	$10,403	$11,967	$13,222	$14,821	$16,584

Net income per share:
Basic	$.85	$.99	$1.16	$1.34	$1.54

Diluted	$.84	$.98	$1.13	$1.30	$1.50

Shares used in computing net income per share:
Basic	12,233	12,032	11,399	11,043	10,735
Diluted	12,392	12,227	11,672	11,367	11,057
Return on beginning of year equity	22.7%	22.5%	23.9%	25.2%	27.2%
Return on beginning of year assets	17.2%	17.4%	18.6%	19.1%	20.7%
Balance Sheet Data as of March 31,	1999	2000	2001	2002	2003
Cash and cash equivalents	$9,052	$5,643	$9,457	$12,601	$5,913
Accounts receivable, net	31,562	35,874	34,316	33,040	45,394
Working capital	31,700	34,396	35,130	35,539	37,513
Total assets	68,737	71,187	77,565	80,295	93,325
Retained earnings	47,286	59,253	72,475	87,296	103,880
Treasury stock	26,990	39,956	53,903	69,140	84,127
Total stockholders’ equity	53,214	55,293	58,718	60,983	67,220

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

          The Company derives the majority of its revenues from providing patient management and provider program services to payors of workers’ compensation benefits, auto insurance claims and health insurance benefits. Patient management services include early intervention, medical case management, and vocational rehabilitation. Provider program revenues include fee schedule auditing, hospital bill auditing, independent medical examinations, diagnostic imaging review services and preferred provider referral services. The percentages of revenues attributable to patient management and provider program services for the fiscal years ended March 31, 2001, 2002, and 2003 are listed below. In the prior fiscal years, the Company included the revenue from independent medical examinations with the patient management revenue. During fiscal 2003, the Company began including revenue from independent medical examinations with provider program services. The revenue mix for fiscal years 2001 and 2002 have been restated to be consistent with the presentation for fiscal 2003.

	2001	2002	2003

Patient management services	56.8%	50.7%	45.5%
Provider program services	43.2%	49.3%	54.5%

	100.0%	100.0%	100.0%

Results of Operations

          The following table sets forth, for the periods indicated, the percentage of revenues represented by certain items reflected in the Company’s consolidated statements of income. The Company’s past operating results are not necessarily indicative of future operating results.

	Year Ended March 31,

	2001	2002	2003

Revenues	100.0%	100.0%	100.0%
Cost of revenues	82.1	81.9	81.7
Gross profit	17.9	18.1	18.3
General and administrative	7.8	8.0	8.9
Income before income taxes	10.1	10.1	9.4
Net income	6.3	6.3	5.9

Growth in Revenue

2002 Compared to 2001

          Revenues for fiscal 2002 increased by 13% to $236 million from $210 million in fiscal 2001, an increase of $26 million. The majority of this growth came from provider program services, which grew 28% from $91 million in fiscal year 2001 to $116 million in fiscal 2002, primarily due to an increase in the number of bills reviewed along with an increase in the number of providers included in the Company’s PPO network. Patient management services increased 1%, by $1 million from $119 million in fiscal 2001 to $120 million in fiscal 2002.

Growth in Revenue

2003 Compared to 2002

          Revenues for fiscal 2003 increased by 20% to $283 million from $236 million in fiscal 2002, an increase of $47 million. The majority of this growth came from provider program services, which grew 33% from $116 million in fiscal year 2002 to $154 million in fiscal 2003, primarily due to an increase in the number of bills reviewed along with an increase in the number of providers included in the Company’s PPO network. Approximately 25% of the increase was attributable to the acquisition of Ancicare, a national provider of diagnostic imaging services, in May 2003. Patient management services increased 7%, by $9 million from $120 million in fiscal 2002 to $129 million in fiscal 2003. This increase was due primarily to an increase in pricing along with a nominal increase in the case referral volume.

Cost of Revenue

          The Company’s cost of revenues consists primarily of salaries, salary related taxes and benefits, rent, telephone, and costs related to the Company’s computer operations, including depreciation and amortization. Costs of revenues increased from $172 million in fiscal 2001 and $193 million in fiscal 2002, to $231 million in fiscal 2003, primarily due to the increases in revenues as noted above.

          Cost of revenues as a percentage of revenues was 82.1% during fiscal 2001 and decreased to 81.9% and 81.7% in fiscal 2002 and 2003, respectively. During fiscal 2002 and fiscal 2003, the cost of revenue percentage decreased primarily due to the growth rate in the program services compared to the patient management services. Provider program services, primarily medical bill auditing and provider program services, have a lower cost of services percentage than that of patient management services. There is no guarantee the cost of service percentage will remain constant or decrease, should the Company pursue a strategy of reducing price in order to obtain greater market share or if competition causes pricing pressure in the industry.

General and Administrative

          General and administrative expense increased from $16.4 million in fiscal 2001 and $18.8 million in fiscal 2002 to $25.1 million in fiscal 2003. This increase was primarily due to increased MIS staff to support the Company’s implementation of CareMC and further electronic data interface capabilities as required by customer needs. General and administrative expenses were 7.8%, 8.0%, and 8.9% of revenues for the years ended March 31, 2001, 2002 and 2003, respectively.

Income Tax Provision

          The Company’s income tax expense for 2001, 2002, and 2003 was $7.9 million, $9.1 million, and $10.2 million, respectively. The increases in the income tax expense for 2002 and 2003 resulted primarily from an increase in profitability. The effective income tax rate for 2001, 2002, and 2003 was 37.5%, 38.0% and 38.0%, respectively. This rate differed from the statutory federal tax rate of 35.0% primarily due to state income taxes and certain non-deductible expenses.

Liquidity and Capital Resources

          The Company has funded its operations and capital expenditures primarily from cash flow from operations. Net working capital increased from $36 million to $38 million primarily due to the increase in net accounts receivable from $33 million at March 31, 2002 to $45 million at March 31, 2003. This increase was primarily due to an increase in revenues as noted above and an increase in the number of days sales outstanding (DSO) in accounts receivable from 50 days at March 31, 2002 to 56 days at March 31, 2003.

          The Company believes that cash from operations, existing working capital, line of credit, and funds from exercise of stock options granted to employees are adequate to fund existing obligations, repurchase shares of the Company’s common stock, introduce new services, and continue to develop health care related businesses. The Company regularly evaluates cash requirements for current operations and commitments, and for capital acquisitions and other strategic transactions. The Company may elect to raise additional funds for these purposes, either through debt or additional equity, the sale of investment securities or otherwise, as appropriate.

          As of March 31, 2003, the Company had $6 million in cash and cash equivalents, invested primarily in short-term, highly liquid investments with maturities of 90 days or less.

Operating Cash Flows

2003 Compared to 2002

          Net cash provided by operating activities was $22 million in 2003 compared to $27 million in 2002. The decrease in operating cash flows of $5 million was primarily due to the increase in the number of days sales outstanding (DSO) in accounts receivable from 50 days at March 31, 2002 from 56 days at March 31, 2003. Net income increased from $15 million in 2002 to $17 million in 2003.

2002 Compared to 2001

          Net cash provided by operating activities was $27 million in 2002 compared to $24 million in 2001. The increase in operating cash flows of $3 million was primarily due to the increase in net income from $13 million in 2001 to $15 million in 2002 along with a decrease in accounts receivable DSO from 57 days in 2001 to 50 days in 2002.

Investing Activities

2003 Compared to 2002

          Net cash flow used in investing activities was $17 million in 2003 compared to $11 million in 2002. The increase in cash flow used in investing activities was primarily due to the $3 million investment in the acquisition of Ancicare, noted above, and an increase in purchases of property and equipment from $11 million in 2002 to $14 million in 2003.

2002 Compared to 2001

          Net cash flow used in investing activities was $11 million in 2002 compared to $10 million in 2001. The increase in cash flow used in investing activities was due to the increase in the purchases of property and equipment, primarily computer equipment and capitalized software.

Financing Activities

2003 Compared to 2002

          Net cash flow used in financing activities was $12 million in 2003 compared to $13 million in 2002. The decrease in cash flow used in financing activities was primarily due to an increase in the amount of cash generated from the proceeds from the exercise of employee stock options and the employee stock purchase plan from $2 million in 2002 to $3 million in 2003.

          In 1996, the Company’s Board of Directors authorized the repurchases of the Company’s common stock. Including an expansion authorized in April 2002, the total number of shares authorized to repurchase has now been increased to 6,100,000 shares, adjusted for the three-for-two stock split in the form of a dividend in August 2001. As of March 31, 2003, the Company had repurchased 5.2 million shares for $84 million. The Company repurchased $15 million of its common stock in both 2002 and 2003.

2002 Compared to 2001

          Net cash flow used in financing activities was $13 million in 2002 compared to $10 million in 2001. The increase in cash flow used in financing activities was primarily due to an increase in the amount of the Company’s common stock repurchased by the Company from $14 million in 2001 to $15 million in 2002 along with a decrease in the amount of cash generated from the proceeds from the exercise of employee stock options and the employee stock purchase plan from $3 million in 2001 to $2 million in 2002.

          In April 2003, the Company entered into a credit agreement with a financial institution to provide borrowing capacity of up to $5 million. This agreement expires in September 2004. Borrowings under this agreement bears interest, at the Company’s option, at a fluctuating LIBOR-based rate 1.25% or at the financial institution’s prime lending rate. There have been no borrowings under this line of credit.

          The Company has historically required substantial capital to fund the growth of its operations, particularly working capital to fund the growth in accounts receivable and capital expenditures. The Company believes, however, that the cash balance at March 31, 2003 along with anticipated internally generated funds and the available line of credit would be sufficient to meet the Company’s expected cash requirements for at least the next twelve months.

Critical Accounting Policies

          The SEC defines critical accounting policies as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

          The following is not intended to be a comprehensive list of our accounting policies. Our significant accounting policies are more fully described in Note 1 to the Consolidated Financial Statements. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting an available alternative would not produce a materially different result.

          We have identified the following accounting policies as critical to us: 1) revenue recognition, 2) allowance for uncollectible accounts, 3) valuation of long-lived assets, 4) accrual for self-insured costs, and 5) accounting for income taxes.

          Revenue recognition: The Company’s revenues are recognized primarily as services are rendered based on time and expenses incurred. A certain portion of the Company’s revenues are derived from fee schedule auditing which is based on the number of provider charges audited and, to a lesser extent, on a percentage of savings achieved for the Company’s clients.

          Allowance for uncollectible accounts: The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customers’ current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

          Valuation of long-lived assets — We assess the impairment of identifiable intangibles, property, plant and equipment, goodwill and investments whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	our market capitalization relative to net book value.

          When we determine that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, impairments are recognized when the expected future undiscounted cash flows derived from such assets are less than their carrying value, except for investments. We generally measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. A loss in the value of an investment will be recognized when it is determined that the decline in value is other than temporary.

          Accrual for self-insurance costs — The Company self-insures for the group medical costs and workers’ compensation costs of its employees. The Company purchases stop loss insurance for large claims. Management believes that the self-insurance reserves are appropriate; however, actual claims costs may differ from the original estimates requiring adjustments to the reserves.

          Accounting for income taxes — As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. If the Company was to establish a valuation allowance or increase this allowance in a period, the Company must include an expense within the tax provision in the consolidated statement of income. Significant management judgment is required in determining our provision for income taxes and our deferred tax assets and liabilities.

Recently Issued Accounting Standards

          In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123.” This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. The Company expects to continue to account for stock options under APB No. 25. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to the consolidated financial statements.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Stockholders and Board of Directors
CorVel Corporation

          We have audited the accompanying consolidated balance sheets of CorVel Corporation as of March 31, 2002 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CorVel Corporation as of March 31, 2002 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

          We have also audited Schedule II of CorVel Corporation for each of the three years in the period ended March 31, 2003. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information therein.

/s/ Grant Thornton LLP

Portland, Oregon
May 8, 2003

CORVEL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended March 31,

	2001	2002	2003

REVENUES	$209,554,000	$235,912,000	$282,776,000
COSTS AND EXPENSES
Cost of revenues	172,010,000	193,225,000	230,947,000
General and administrative	16,389,000	18,783,000	25,081,000

	188,399,000	212,008,000	256,028,000

Income before income taxes	21,155,000	23,904,000	26,748,000
Income tax provision	7,933,000	9,083,000	10,164,000

NET INCOME	$13,222,000	$14,821,000	$16,584,000

Net income per share:
Basic	$1.16	$1.34	$1.54

Diluted	$1.13	$1.30	$1.50

Shares used in computing net income per share:
Basic	11,399,000	11,043,000	10,735,000
Diluted	11,672,000	11,367,000	11,057,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,

	2002	2003

ASSETS
Current Assets
Cash and cash equivalents	$12,601,000	$5,913,000
Accounts receivable (less allowance for doubtful accounts of $3,635,000 in 2002 and $3,473,000 in 2003)	33,040,000	45,394,000
Prepaid expenses and taxes	1,299,000	1,815,000
Deferred income taxes	4,236,000	5,029,000

Total current assets	51,176,000	58,151,0000

Property and equipment, net	22,481,000	25,848,000
Goodwill	5,775,000	8,868,000
Other assets	863,000	458,000

	$80,295,000	$93,325,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts and taxes payable	$3,432,000	$6,880,000
Accrued liabilities	12,205,000	13,758,000

Total current liabilities	15,637,000	20,638,000

Deferred income taxes	3,675,000	5,467,000
Commitments and Contingencies (Note H)	—	—
Stockholders’ Equity
Common Stock, $.0001 par value: 20,000,000 shares authorized; 15,617,381 (10,847,601, net of Treasury shares) and 15,857,676 shares (10,626,369, net of the Treasury shares) issued and outstanding in 2002 and 2003, respectively	2,000	2,000
Paid-in Capital	42,825,000	47,465,000
Treasury Stock, at cost (4,769,780 shares in 2002 and 5,231,307 shares in 2003)	(69,140,000)	(84,127,000)
Retained Earnings	87,296,000	103,880,000

Total stockholders’ equity	60,983,000	67,220,000

	$80,295,000	$93,325,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended March 31, 2001, 2002, and 2003

			Common
	Common	Common	stock and				Total
	Stock -	Stock -	paid in	Treasury	Treasury	Retained	Shareholders’
	shares	amount	capital	shares	shares - cost	Earnings	Equity

Balance-March 31, 2000	15,118,502	$2,000	$35,994,000	(3,500,010)	$(39,956,000)	$59,253,000	$55,293,000
Stock issued under employee stock purchase plan	45,108		687,000				687,000
Stock issued and income tax benefits under stock option plan, net of shares repurchased	281,094		3,463,000				3,463,000
Purchase of common stock				(711,900)	(13,947,000)		(13,947,000)
Net income						13,222,000	13,222,000

Balance-March 31, 2001	15,444,704	2,000	40,144,000	(4,211,910)	(53,903,000)	72,475,000	58,718,000

Stock issued under employee stock purchase plan	36,951		788,000				788,000
Stock issued and income tax benefits under stock option plan, net of shares repurchased	135,726		1,893,000				1,893,000
Purchase of common stock				(557,870)	(15,237,000)		(15,237,000)
Net income						14,821,000	14,821,000

Balance-March 31, 2002	15,617,381	2,000	42,825,000	(4,769,780)	(69,140,000)	87,296,000	60,983,000

Stock issued under employee stock purchase plan	37,147		952,000				952,000
Stock issued and income tax benefits under stock option plan, net of shares repurchased	203,148		3,688,000				3,688,000
Purchase of common stock				(461,527)	(14,987,000)		(14,987,000)
Net income						16,584,000	16,584,000

Balance-March 31, 2003	15,857,676	$2,000	$47,465,000	(5,231,307)	$(84,127,000)	$103,880,000	$67,220,000

     See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,

	2001	2002	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13,222,000	$14,821,000	$16,584,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,759,000	8,414,000	10,839,000
Deferred income taxes	303,000	(40,000)	999,000
Tax benefits from stock options exercised	673,000	606,000	1,265,000
Loss on write down and (gain) on disposal of property and equipment	(45,000)	52,000	—
Changes in operating assets and liabilities:
Accounts receivable	1,558,000	1,276,000	(9,778,000)
Prepaid expenses and taxes	(534,000)	1,166,000	(516,000)
Accounts and taxes payable	(2,304,000)	426,000	(115,000)
Accrued liabilities	4,657,000	(27,000)	1,553,000
Goodwill and other assets	149,000	488,000	1,417,000

Net cash provided by operating activities	24,438,000	27,182,000	22,248,000

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of business, net of cash acquired	—	—	(3,395,000)
Purchases of property and equipment	(10,154,000)	(10,876,000)	(13,929,000)

Net cash used in investing activities	(10,154,000)	(10,876,000)	(17,324,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from employee stock purchase plan	687,000	788,000	952,000
Proceeds from exercise of stock options	2,790,000	1,287,000	2,423,000
Purchase of common stock	(13,947,000)	(15,237,000)	(14,987,000)

Net cash used in financing activities	(10,470,000)	(13,162,000)	(11,612,000)

Net increase (decrease) in cash and cash equivalents	3,814,000	3,144,000	(6,688,000)
Cash and cash equivalents at beginning of year	5,643,000	9,457,000	12,601,000

CASH AND CASH EQUIVALENTS AT END OF YEAR	$9,457,000	$12,601,000	$5,913,000

     See accompanying notes to consolidated financial statements.

CorVel Corporation
Notes to Consolidated Financial Statements
March 31, 2003

Note A – Summary of Significant Accounting Policies

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

          Cash and Cash Equivalents: Cash and cash equivalents consists of short-term highly-liquid investments with maturities of 90 days or less when purchased. The carrying amounts of the Company’s financial instruments approximate their fair values at March 31, 2002 and 2003.

          Revenue Recognition: The Company’s revenues are recognized primarily as services are rendered based on time and expenses incurred. A certain portion of the Company’s revenues are derived from fee schedule auditing which is based on the number of provider charges audited and, to a limited extent, on a percentage of savings achieved for the Company’s clients. Accounts receivable includes $3,267,000 and $3,808,000 of unbilled receivables at March 31, 2002 and 2003, respectively. No one customer accounted for more than 10% of consolidated revenues during the years ended March 31, 2001, 2002 and 2003.

          Accounts Receivable: The majority of the Company’s accounts receivable are due from companies in the property and casualty insurance industries. Credit is extended based on evaluation of a customers’ financial condition and, generally, collateral is not required. Accounts receivable are due with 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are consider past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customers’ current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

          Property and Equipment: Additions to property and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line and accelerated methods over the estimated useful lives of the related assets, which range from three to seven years.

          The Company capitalized software development costs, intended for internal use. The capitalized software was $8,594,000 (net of $8,264,000 in accumulated amortization) as of March 31, 2002, and was $8,505,000, (net of $12,788,000 in accumulated amortization) as of March 31, 2003. These costs are included in computer software in property and equipment and are amortized over a period of five years.

CorVel Corporation
Notes to Consolidated Financial Statements
March 31, 2003

Note A – Summary of Significant Accounting Policies (continued)

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

          Goodwill: In contrast to accounting standards in effect during 2002, Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, which became effective beginning in 2003, provides that goodwill, as well as identifiable intangible assets with indefinite lives, should not be amortized. Accordingly, with the adoption of SFAS 142 on April 1, 2002, the Company discontinued the amortization of goodwill and indefinite-lived intangibles. In addition, useful lives of intangible assets with finite lives were reevaluated on adoption of SFAS 142. The information presented below reflects adjustments to information reported in 2001 and 2002 as if SFAS 142 had been applied in each year. The adjustments include the effects of not amortizing goodwill and indefinite-lived intangible assets and the modification in the estimated useful lives of intangible assets with finite lives. Goodwill amounted to $5,775,000 (net of accumulated amortization of $2,047,000) at March 31, 2002 and $8,868,000 (net of accumulated amortization of $2,047,000) at March 31, 2003.

          The following table reflects the effect of SFAS 142 on net income and earnings per share as if SFAS 142 had been in effect for fiscal years ending March 31, 2001, 2002, and 2003:

	2001	2002	2003

Net income	$13,222,000	$14,821,000	$16,584,000
Add back: goodwill amortization	244,000	244,000	—

Adjusted net income	$13,466,000	$15,065,000	$16,584,000

Basic net income per share:
Reported net income	$1.16	$1.34	$1.54
Goodwill amortization	.02	.02	—

Adjusted net income per share	$1.18	$1.36	$1.54

Diluted net income per share Reported net income	$1.13	$1.30	$1.50
Goodwill amortization	.02	.03	—

Adjusted net income per share	$1.15	$1.33	$1.50

          Concentrations of Credit Risk: The Company performs periodic credit evaluations of its customers’ financial condition and does not require collateral. No single customer accounted for more than 10% of accounts receivable in 2002 or 2003. Receivables are generally due within 30 days. Credit losses relating to customers in the workers’ compensation insurance industry consistently have been within management’s expectations.

CorVel Corporation
Notes to Consolidated Financial Statements
March 31, 2003

Note A – Summary of Significant Accounting Policies (continued)

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

          Stock Based Compensation Plans: The Company has a stock-based employee compensation plan, which is described more fully in Note E. The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its plans. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, using the assumptions described in Note E, to its stock-based employee plans.

	2001	2002	2003

Net income	$13,222,000	$14,821,000	$16,584,000
Deduct: Stock-based employee compensation cost, net of taxes	638,000	805,000	881,000

Pro forma net income	$12,584,000	$14,016,000	$15,703,000

Earnings per share – basic
As reported	$1.16	$1.34	$1.54
Pro forma	$1.11	$1.27	$1.46
Earnings per share – diluted
As reported	$1.13	$1.30	$1.50
Pro forma	$1.08	$1.23	$1.42

          Reclassifications: Certain amounts in the 2001 and 2002 consolidated financial statements and notes to the consolidated financial statements have been reclassified to conform to the 2003 presentation. The reclassifications have no effect on total revenues, total expenses, net income or stockholders’ equity, as previously reported.

CorVel Corporation
Notes to Consolidated Financial Statement
March 31, 2003

Note B – Property and Equipment

          Property and equipment consists of the following at March 31:

	2002	2003

Office equipment and computers	$31,775,000	$36,443,000
Computer software	20,019,000	26,655,000
Leasehold improvements	2,004,000	2,481,000

	53,798,000	65,579,000
Less: accumulated depreciation and amortization	31,317,000	39,731,000

	$22,481,000	$25,848,000

Note C – Accrued Liabilities

          Accrued liabilities consists of the following at March 31:

	2002	2003

Payroll and related benefits	$8,623,000	$9,384,000
Self-insurance accruals	3,029,000	3,286,000
Other	553,000	1,088,000

	$12,205,000	$13,758,000

Note D – Income Taxes

          The income tax provision consists of the following for the three years ended March 31:

	2001	2002	2003

Current – Federal	$7,010,000	$8,226,000	$8,255,000
Current – State	620,000	897,000	910,000

Subtotal	7,630,000	9,123,000	9,165,000

Deferred – Federal	277,000	(36,000)	900,000
Deferred – State	26,000	(4,000)	99,000

Subtotal	303,000	(40,000)	999,000

	$7,933,000	$9,083,000	$10,164,000

CorVel Corporation
Notes to Consolidated Financial Statement
March 31, 2003

Note D - Income Taxes (continued)

          Income tax benefits associated with the exercise of stock options are excluded from the provision, credited directly to equity, and totaled $673,000, $606,000 and $1,265,000 for fiscal 2001, 2002, and 2003, respectively.

          The following is a reconciliation of the income tax provision from the statutory federal income tax rate to the effective rate for the three years ended March 31:

	2001	2002	2003

Income taxes at federal statutory rate	$7,404,000	$8,336,000	$9,362,000
State income taxes, net of federal benefit	646,000	893,000	1,008,000
Other	(117,000)	(146,000)	(206,000)

	$7,933,000	$9,083,000	$10,164,000

          Income taxes paid totaled $7,570,000, $7,910,000 and $8,812,000 for the years ended March 31, 2001, 2002, and 2003, respectively.

          Deferred taxes at March 31, 2002 and 2003 are:

	2002	2003

Deferred tax assets:
Accrued liabilities not currently deductible	$2,849,000	$3,864,000
Allowance for doubtful accounts	1,385,000	1,163,000
Other	2,000	2,000

Deferred assets	4,236,000	5,029,000
Deferred tax liabilities:
Excess of book over tax basis of fixed assets	(3,205,000)	(4,920,000)
Other	(470,000)	(547,000)

Deferred liability	(3,675,000)	(5,467,000)

Net deferred tax asset	$561,000	$(438,000)

CorVel Corporation
Notes to Consolidated Financial Statement
March 31, 2003

Note E - Stock Option Plans

          Under the Company’s Restated 1988 Executive Stock Option Plan, (“the Plan”) as amended, options for up to 5,955,000 shares (adjusted for the two-for-one stock split in the form of a dividend in May 1999 and the three-for-two stock split in the form of the dividend in August 2001) of the Company’s common stock may be granted to key employees, nonemployee directors and consultants at prices not less than 85% of the fair value of the stock at the date of grant as determined by the Board. Options granted under the Plan may be either incentive stock options or non-statutory stock options and are generally exercisable beginning one year from the date of grant and vest monthly thereafter for three years.

          Summarized information for all stock options for the past three fiscal year follows:

	2001	2002	2003

Options outstanding at the beginning of the year	1,184,014	1,104,994	1,218,088
Options granted	290,550	278,702	198,600
Options exercised	(281,094)	(146,988)	(204,955)
Options forfeited	(88,476)	(18,620)	(13,986)

Options outstanding at the end of the year	1,104,994	1,218,088	1,197,747

During the year, weighted average price of options:
Granted	$19.03	$26.82	$32.63
Exercised	$10.05	$10.88	$12.24
Forfeited	$13.03	$16.23	$22.37
At the end of the year:
Price range of outstanding options	$5.67-23.17	$5.67 - $30.55	$5.67 - $33.91
Weighted average price per share	$13.53	$16.86	$20.20
Options available for future grants	501,869	990,317	805,703
Exercisable options	482,441	587,803	634,493

CorVel Corporation
Notes to Consolidated Financial Statements
March 31, 2003

Note E - Stock Option Plans (continued)

          The following table summarizes the status of stock options outstanding and exercisable at March 31, 2003:

		Weighted	Outstanding	Exercisable	Exercisable
		Average	Options-	Options -	Options -
	Number of	Remaining	Weighted	Number of	Weighted
Range of	Outstanding	Contractual	Average	Exercisable	Average
Exercise Prices	Options	Life	Exercise Price	Options	Exercise Price

$5.67 - $13.00	339,484	1.77 years	$10.76	278,320	$11.14
13.01 - 18.00	262,876	2.22 years	16.11	192,641	15.96
18.01 - 25.00	278,485	3.62 years	22.65	129,014	22.29
25.01 - 33.91	316,902	4.49 years	31.55	34,518	29.73

Total	1,197,747	3.02 years	$20.20	634,493	$12.87

          The weighted average fair values at date of grant for options granted during fiscal 2001, 2002, and 2003 were $6.39, $6.38, and $7.77, respectively.

          The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for fiscal years ending March 31:

	2001	2002	2003

Expected volatility	.41	.28	.30
Risk free interest rate	4.8%	4.3%	2.4%
Dividend yield	0.0%	0.0%	0.0%
Weighted average option life	4.7 years	4.6 years	4.6 years

          The number of shares to be issued, the weighted average exercise price of outstanding options, and the number of securities remaining available for future issuance under all stock option plans, including the 1991 Employee Stock Purchase Plan described in Note F below are as follows:

	Number of securities to	Weighted-average	Number of securities
	be issued upon exercise	exercise price of	remaining available for
	of outstanding options,	outstanding options,	future issuance under
Plan category	warrants, and rights	warrants and rights	equity compensation plans

Equity compensation plans approved by security holders	1,197,747	$20.20	928,148
Equity compensation plans not approved by security holders	—	—	—

Total	1,197,747	$20.20	928,148

CorVel Corporation
Notes to Consolidated Financial Statements
March 31, 2003

Note F — Employee Stock Purchase Plan

          The Company maintains an Employee Stock Purchase Plan which allows employees of the Company and its subsidiaries to purchase shares of common stock on the last day of two six-month purchase periods (i.e. March 31 and September 30) at a purchase price which is 85% of the closing sale price of shares as quoted on NASDAQ on the first or last day of such purchase period, whichever is lower. Employees are allowed to participate up to 20% of their gross pay. A maximum of 750,000 shares has been authorized for issuance under the plan, as amended. As of March 31, 2003, 627,555 shares had been issued pursuant to the plan. Summarized plan information is as follows:

	2001	2002	2003

Employee contributions	$687,000	$788,000	$952,000
Shares acquired	45,108	36,951	37,147
Average purchase price	$15.23	$21.32	$25.63

Note G — Treasury Stock

          The Company’s Board of Directors has approved a plan to repurchase up to 6,100,000 shares of the Company’s outstanding common stock, with an authorization by the Board of Directors in May 2002 to increase the number of shares authorized to repurchase by 1,000,000 shares. Purchases may be made from time to time depending on market conditions and other relevant factors. The share repurchases for fiscal years ending March 31, 2001, 2002 and 2003 are as follows:

	2001	2002	2003	Cumulative

Shares repurchased	711,900	557,870	461,527	5,231,307
Cost	$13,947,000	$15,237,000	$14,987,000	$84,127,000
Average price	$19.59	$27.31	$32.47	$16.08

          The repurchased shares were recorded as treasury stock, at cost, and are available for general corporate purposes. The repurchases were financed from cash generated from operations.

Note H — Commitments and Contingencies

          The Company leases office facilities under noncancelable operating leases. Future minimum rental commitments under operating leases at March 31, 2003 are $8,477,000 in fiscal 2004, $7,513,000 in fiscal 2005, $6,296,000 in fiscal 2006, $4,835,000 in fiscal 2007, $2,708,000 in fiscal 2008, and $442,000 thereafter. Total rental expense of $8,685,000, $9,926,000, and $10,368,000 was charged to operations for the years ended March 31, 2001, 2002, and 2003, respectively.

          The Company is involved in litigation arising in the normal course of business. The Company believes that resolution of these matters will not result in any payment that, in the aggregate, would be material to the financial position and results of the operations of the Company.

CorVel Corporation
Notes to Consolidated Financial Statements
March 31, 2003

Note I — Savings Plan

          The Company maintains a retirement savings plan for its employees, which is a qualified plan under Section 401(k) of the Internal Revenue Code. Full-time employees that meet certain requirements are eligible to participate in the plan. Contributions are made annually, primarily at the discretion of the Company’s Board of Directors. Contributions of $224,000, $247,000, and $283,000, were charged to operations for the years ended March 31, 2001, 2002 and 2003, respectively.

Note J — Business Combination

          In May 2002, the Company acquired AnciCare, PPO, Inc., a Florida-based national provider of diagnostic imaging services. The Company paid approximately $3.4 million ($2.9 million during fiscal 2003 and $475,000 during fiscal 2004) and recorded approximately $3.3 million for goodwill. If the results of the AnciCare operations attain certain revenue during each of the three years after the date of acquisition, the Company will pay an additional amount for the purchase, which is expected to be funded from future earnings of the Company. Any additional amounts paid will increase the goodwill related to the acquisition.

          The following table summarizes the recorded value of the AnciCare assets acquired and liabilities assumed at the date of acquisition:

Accounts receivable, net	$3,039,000
Property and equipment, net	297,000
Prepaid expenses	93,000
Goodwill	3,302,000

Subtotal	6,731,000

Less: Accounts payable and other current liabilities	3,243,000

Net Assets	$3,488,000

          The following unaudited pro forma summary presents information as if AnciCare had been acquired as of the beginning of the periods presented. The pro forma information does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined companies.

	2002	2003

Pro forma revenue	$250,312,000	$284,576,000
Pro forma net income	$14,821,000	$16,662,000

CorVel Corporation
Notes to Consolidated Financial Statements
March 31, 2003

Note K — Shareholder Rights Plan

          During fiscal 1997, the Company’s Board of Directors approved the adoption of a Shareholder Rights Plan. The Rights Plan, which is similar to rights plans adopted by numerous other public companies, provides for a dividend distribution to CorVel stockholders of one preferred stock purchase “Right” for each outstanding share of CorVel’s common stock. The Rights are designed to assure that all stockholders receive fair and equal treatment in the event of any proposed takeover of the company and to encourage a potential acquirer to negotiate with the Board of Directors prior to attempting a takeover. In April 2002, the Board of Directors of the Company approved an amendment to the Company’s existing stockholder rights agreement to extend the expiration date of the rights to February 10, 2012, increase the initial exercise price of each right to $118, and enable Fidelity Management & Research Company and its affiliates to purchase up to 18% of the shares of common stock of the Company without triggering the stockholder rights. The Rights will not be exercisable until the occurrence of certain takeover-related events. The issuance of the Rights has no dilutive effect on the Company’s earnings per share.

Note L — Subsequent Event

          In April 2003, the Company entered into a credit agreement with a financial institution to provide borrowing capacity of up to $5 million. This agreement expires in September 2004. Borrowings under this agreement bears interest, at the Company’s option, at a fluctuating LIBOR-based rate plus 1.25% or at the financial institution’s prime lending rate. There have been no borrowings under the line of credit.

Note M — Quarterly Results (Unaudited)

          The following is a summary of unaudited results of operations for the two years ended March 31, 2002 and 2003:

				Net income
				per basic	Net income
				common	per diluted
	Revenues	Gross Margin	Net Income	share	common share

Fiscal Year Ended March 31, 2002:
First Quarter	$58,001,000	$10,364,000	$3,593,000	$.32	$.31
Second Quarter	58,411,000	10,482,000	3,640,000	.33	.32
Third Quarter	58,724,000	10,701,000	3,755,000	.34	.33
Fourth Quarter	60,776,000	11,140,000	3,833,000	.35	.34
Fiscal Year Ended March 31, 2003:
First Quarter	$66,301,000	$12,310,000	$4,029,000	$.37	$.36
Second Quarter	69,353,000	13,332,000	4,091,000	.38	.37
Third Quarter	73,135,000	13,023,000	4,193,000	.39	.38
Fourth Quarter	73,987,000	13,164,000	4,271,000	.40	.39

EXHIBIT INDEX

Exhibit
No.	Title — Method of Filing	Page

3.1	Certificate of Incorporation of the Company — Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 Registration No. 33-40629.

3.2	Bylaws of the Company — Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 Registration No. 33-40629.

10.1	Nonqualified Stock Option Agreement between V. Gordon Clemons, the Company and North Star together with all amendments and addendums thereto — Incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 Registration No. 33-40629.

10.2	Supplementary Agreement between V. Gordon Clemons, the Company and North Star — Incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 Registration No. 33-40629.

10.3	Amendment to Supplementary Agreement between Mr. Clemons, the Company and North Star — Incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1992.

10.4	Restated 1988 Executive Stock Option Plan, as amended — Incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1995.

10.5	Form of Notice of Grant of Stock Option Under the Restated 1988 Executive Stock Option Plan — Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994.

10.6	Form of Stock Option Agreement under the Restated 1988 Executive Stock Option Plan — Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994.

10.7	Form of Notice of Exercise under the Restated 1988 Executive Stock Option Plan — Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994.

10.8	Employment Agreement of V. Gordon Clemons — Incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 Registration No. 33-40629.

EXHIBIT INDEX (continued)

Exhibit
No.	Title — Method of Filing	Page

10.9	Restated 1991 Employee Stock Purchase Plan, as amended — Incorporated herein by reference to Exhibit 10.11 in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1995.

10.10	Fidelity Master Plan for Savings and Investments, and amendments — Incorporated herein by reference to Exhibit 10.16 and 10.16A to the Company’s Registration Statement on Form S-1 Registration No. 33-40629.

10.12	Shareholder Rights Plan — Incorporated herein by reference to the Company’s 8-K filed on February 28, 1997.

10.16	Amended Shareholder Rights Plan — Incorporated herein by reference to the Company’s 8-K filed on May 24, 2002.

21.1	Subsidiaries of the Company — Attached.

23.1	Consent of Independent Certified Public Accountants — Attached.

99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. — Attached.