Form 10-Q
period 2003-06-30
CORVEL CORP
filed 2003-08-14
CIK 874866

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2003

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

     YES  [✓]  NO  [   ]

     The number of shares outstanding of the registrant’s Common Stock, $0.0001 Par Value, as of June 30, 2003 was 10,617,176.

CORVEL CORPORATION

PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements
Consolidated Balance Sheets – March 31, 2003 (audited) and June 30, 2003 (unaudited)- Page 3
Consolidated Statements of Income (unaudited) – Three months ended June 30, 2002 and 2003 - Page 4
Consolidated Statements of Cash Flows (unaudited) – Three months ended June 30, 2002 and 2003 - Page 5
Notes to Consolidated Financial Statements – June 30, 2003 - Page 6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Page 10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk - Page 18
Item 4.	Controls and Procedures - Page 18
PART II. – OTHER INFORMATION
Item 1.	Legal Proceedings - Page 19
Item 2.	Changes in Securities - Page 19
Item 3.	Defaults upon Senior Securities - Page 19
Item 4.	Submission of Matters to a Vote of Security Holders - Page 19
Item 5.	Other Information - Page 19
Item 6.	Exhibits and Reports on Form 8-K - Page 19
Signatures - Page 20
Exhibit Index

Part I – Financial Information

Item 1. Financial Statements

CORVEL CORPORATION
CONSOLIDATED BALANCE SHEETS

As of March 31, 2003 and June 30, 2003

	March 31, 2003	June 30, 2003

	(audited)	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$5,913,000	$5,454,000
Accounts receivable, net	45,394,000	42,894,000
Prepaid taxes and expenses	1,815,000	2,125,000
Deferred income taxes	5,029,000	5,029,000

Total current assets	58,151,000	55,502,000

Property and Equipment, Net	25,848,000	26,943,000
Other Assets	9,326,000	13,188,000

TOTAL ASSETS	$93,325,000	$95,633,000

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$6,880,000	$8,693,000
Accrued liabilities	13,758,000	11,632,000

Total current liabilities	20,638,000	20,325,000

Deferred income taxes	5,467,000	5,467,000
Stockholders’ Equity
Common stock	2,000	2,000
Paid-in-capital	47,465,000	48,740,000
Treasury Stock, (5,231,307 shares at March 31, 2003 and 5,323,096 shares at June 30, 2003)	(84,127,000)	(87,138,000)
Retained earnings	103,880,000	108,237,000

Total stockholders’ equity	67,220,000	69,841,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$93,325,000	$95,633,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
CONSOLIDATED INCOME STATEMENTS – UNAUDITED
Three months Ended June 30, 2002 and 2003

	Three months ended June 30,

	2002	2003

REVENUES	$66,301,000	$75,912,000
Cost of Revenues	53,991,000	62,304,000

Gross profit	12,310,000	13,608,000
General and administrative expenses	5,811,000	6,580,000

Income before income taxes	6,499,000	7,028,000
Income tax provision	2,470,000	2,671,000

NET INCOME	$4,029,000	$4,357,000

Net income per common and common equivalent share
Basic	$.37	$.41

Diluted	$.36	$.40

Weighted average common and common equivalent shares
Basic	10,828,000	10,625,000
Diluted	11,193,000	10,894,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED
Three months ended June 30, 2002, and 2003

	Three months ended June 30,

	2002	2003

Cash flows from Operating Activities
NET INCOME	$4,029,000	$4,357,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,436,000	2,303,000
Tax benefits from stock options exercised	256,000	551,000
Changes in operating assets and liabilities
Accounts receivable	(6,450,000)	2,841,000
Prepaid taxes and expenses	(252,000)	(236,000)
Accounts payable	2,667,000	1,553,000
Accrued liabilities	1,831,000	(2,402,000)
Other assets	(131,000)	3,000

Net cash provided by operating activities	4,386,000	8,970,000

Cash Flows from Investing Activities
Investment in acquisition, net of cash acquired	(2,304,000)	(4,103,000)
Additions to property and equipment	(3,445,000)	(3,039,000)

Net cash used in investing activities	(5,749,000)	(7,142,000)

Cash Flows from Financing Activities
Purchase of treasury stock	(3,260,000)	(3,011,000)
Exercise of common stock options	490,000	724,000

Net cash used in financing activities	(2,770,000)	(2,287,000)

Increase (decrease) in cash and cash equivalents:	(4,133,000)	(459,000)
Cash and cash equivalents at beginning	12,601,000	5,913,000

Cash and cash equivalents at end	$8,468,000	$5,454,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003 (Unaudited)

A. Basis of Presentation

     The unaudited financial statements herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying interim financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited financial statements for the latest fiscal year ended March 31, 2003. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the March 31, 2003 audited financial statements have been omitted from these interim financial statements.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending March 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended March 31, 2003 included in the Company’s Annual Report on Form 10-K.

B. Treasury Stock

     The Company’s Board of Directors approved the commencement of a share repurchase program in the fall of 1996. In August 2002, the Company’s Board of Directors approved a 1,000,000 share expansion to its existing stock repurchase plan, increasing the total number of shares approved for repurchase to 6,100,000 shares from 5,100,000 shares. Since the commencement of the share repurchase program, the Company has spent $87 million to repurchase 5,323,096 shares of its common stock, equal to 33% of the outstanding common stock. The average price of these repurchases is $16.34 per share. During the quarter ended June 30, 2003, the Company repurchased 91,000 shares for $3,011,000. These purchases have been funded primarily from net earnings. CorVel has 10,617,176 shares of common stock outstanding as of June 30, 2003.

C. Business Acquisitions

     In May 2002, the Company acquired AnciCare, PPO, Inc., a Florida-based national provider of diagnostic imaging services. The Company paid approximately $3.4 million ($2.9 million during fiscal 2003 and $475,000 during fiscal 2004) and recorded approximately $3.3 million for goodwill. If the results of the AnciCare operations attain certain revenue during each of the three years after the date of acquisition, the Company will pay an additional amount for the purchase, which is expected to be funded from future earnings generated by the acquisition. Any additional amounts paid will increase the goodwill related to the acquisition.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003 (Unaudited)

C. Business Acquisitions (continued)

     The following table summarizes the recorded value of the AnciCare assets acquired and liabilities assumed at the date of acquisition:

Accounts receivable, net	$3,039,000
Property and equipment, net	297,000
Prepaid expenses	93,000
Goodwill	3,302,000

Subtotal	6,731,000

Less: Accounts payable and other current liabilities	3,243,000

Net Assets	$3,488,000

     The following unaudited pro forma summary presents information as if AnciCare had been acquired as of the beginning of the quarter ended June 30, 2002. The pro forma information does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined companies.

	Quarter Ended	Quarter Ended
	June 30, 2002	June 30, 2003

Pro forma revenue	$68,101,000	$75,912,000
Pro forma net income	$4,096,000	$4,357,000

     During the quarter ended June 30, 2003, the Company expanded its existing office automation service line with the acquisition of Scan One, a provider of scanning, optical character recognition and document management services. The Company expects that this acquisition will provide the opportunity to sell scanning and document management, the services of Scan One, through a number of the Company’s larger offices. These services are synergistic with the Company’s medical bill review processing. This acquisition was completed at the end of the quarter and had a negligible impact on the Company’s revenues and net income for the quarter ended June 30, 2003.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003 (Unaudited)

D. Weighted Average Shares and Earnings Per Share

     Weighted average basic shares decreased from 10,828,000 for the quarter ended June 30, 2002 to 10,625,000 for the quarter ended June 30, 2003. Weighted average diluted shares decreased from 11,193,000 for the quarter ended June 30, 2002 to 10,893,000 for the quarter ended June 30, 2003. The net decrease in both of these weighted share calculations are due to the repurchase of common shares as noted above offset by an increase in shares due to the exercise of stock options by the Company’s employees. The difference between the weighted average basic shares and the weighted average diluted shares is due to the impact of outstanding options for the Company’s common stock.

     Earnings per common and common equivalent shares were computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the quarter. The calculations of the basic and diluted weighted shares are as follows:

	Three months ended June 30,

	2002	2003

Basic Earnings Per Share:
Weighted average common shares outstanding	10,828,000	10,625,000

Net Income	$4,029,000	$4,357,000

Earnings per share	$.37	$.41

	Three months ended June 30,

	2002	2003

Diluted Earnings Per Share:
Weighted average common shares outstanding	10,828,000	10,625,000
Net effect of dilutive common stock options	365,000	269,000

Total common and common equivalent shares	11,193,000	10,894,000

Net Income	$4,029,000	$4,357,000

Earnings per share	$.36	$.40

E. Stock Based Compensation

     The Company has various stock-based employee compensation plans that are described more fully in Note E to the Consolidated Financial Statements (in the fiscal years ended March 31, 2003 Annual Report on Form 10-K). The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. No stock-based employee compensation cost is included in net income as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003 (Unaudited)

E. Stock Based Compensation (continued)

     The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to all outstanding and unvested awards in each three month period ended June 30:

	2002	2003

Net income	$4,029,000	$4,357,000
Deduct: Stock-based employee compensation cost, net of taxes	220,000	242,000

Pro forma net income	$3,809,000	$4,115,000

Earnings per share – basic
As reported	$0.37	$0.41
Pro forma	$0.35	$0.39
Earnings per share – diluted
As reported	$0.36	$0.40
Pro forma	$0.34	$0.38

F. Shareholder Rights Plan

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations may include certain forward-looking statements, with the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including (without limitation) statements with respect to anticipated future operating and financial performance, growth and acquisition opportunities and other similar forecasts and statements of expectation. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “could” and “should” and variations of these words and similar expressions, are intended to identify these forward-looking statements. Forward-looking statements made by the Company and its management are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise.

     Actual future performance, outcomes and results may differ materially from those expressed in forward-looking made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of these factors include (without limitation) general industry and economic conditions; interest rate trends; cost of capital and capital requirements; competition from other managed care companies; customer contract cancellations; the ability to expand certain areas of the Company’s business; shifts in customer demands; changes in operating expenses, including employee wages, benefits and medical inflation; governmental and public policy changes and the continued availability of financing in the amounts and on the terms necessary to support the Company’s future business.

RESULTS OF OPERATIONS

The following table contains certain financial data as a percentage of revenues:

Three months ended June 30:	2002	2003

Revenues	100.0%	100.0%
Cost of services	81.4	82.1

Gross profit	18.6	17.9

General and administrative	8.8	8.7

Income from operations	9.8	9.2

Income tax provision	3.7	3.5

Net Income	6.1%	5.7%

Revenues

     Revenues increased 14.5% from $66.3 million for the three months ended June 30, 2002, to $75.9 million for the three months ended June 30, 2003, an increase of $9.6 million.

     This increase in revenues was primarily due to a 21.4% increase in provider program revenues from $34.6 million to $42.0 million, an increase of $7.4 million. Provider program revenues include bill review, PPO revenue, and revenue from CorCare Select products, primarily independent medical examinations, MRI and other diagnostic services. Approximately half of the increase in provider program revenues is due to the Company’s introduction of its CorcareRX program and growth in revenue from Ancicare, a Florida-based provider of MRI examinations, which was acquired in May 2002. During the quarter ended June 2002, the Company’s results included only one-half of a quarter of revenue whereas the quarter ended June 2003 included a full quarter’s results from Ancicare.

     The Company’s patient management revenues increased 7.0% from $31.7 million to $33.9 million, an increase of $2.2 million. The increase in patient management revenues is primarily attributable to a nominal increase in referrals along with a price increase during the past year.

     The Company’s total revenue increased 1.2% from $73.1 million in the quarter ending December 31, 2002 to $74.0 million in the quarter ending March 31, 2003. Revenues increased 2.6% from the quarter ended March 31, 2003 to $75.9 million in the quarter ended June 30, 2003. The consecutive revenue increase in the past two quarters is less than the Company has historically experienced and is due partially to a lack of growth in employees in the national labor market along with a decrease in the growth rate in workers compensation claims filed by injured workers.

Business Acquisition

     During the quarter ended June 30, 2003, the Company expanded its existing office automation service line with the acquisition of Scan One, a provider of scanning, optical character recognition and document management services. The Company expects that this acquisition will provide the opportunity to sell scanning and document management, the services of Scan One, through a number of the Company’s larger offices. These services are synergistic with the Company’s medical bill review processing. This acquisition was completed at the end of the quarter and had a negligible impact on the Company’s revenues and net income for the quarter ended June 30, 2003.

Cost of Revenues

     The Company’s cost of revenue consists primarily of salaries for primarily case managers, medical bill analysts, branch managers, administrative support, PPO developers, systems support staff and account executives. Other costs included in the cost of revenues are: salary related taxes and benefits, rent, telephone, and costs related to Company’s field computer systems, including depreciation.

     Cost of revenues for the three months ended June 30, 2003 increased to 82.1% from 81.4 % for the three months ended June 30, 2002. The increase in the cost of sales percentage and corresponding decrease in the gross profit margin from the first quarter of fiscal 2002 to the first quarter of fiscal 2003 is primarily attributable to a greater increase in the Company’s Corcare Select revenues primarily, independent medical examination and MRI services compared to the growth rate in its bill review and PPO revenues. These services have a higher cost of revenue percentage than bill review and PPO revenue.

General and Administrative Expenses

     General and administrative expenses as a percentage of revenues increased from 7.9% for the quarter ended June 30, 2001, to 8.8% for the quarter ended June 30, 2002. This increase was primarily due to increased MIS support and further electronic data interface capabilities as required by customer needs and marketing expenses related to a national conference. General and administrative expenses were $5.8 million for the three months ended June 30, 2002 compared to $6.6 million for the three months ended June 30, 2003.

Income Tax Provision

     The Company’s income tax expense for the quarter ended June 30, 2002 and 2003 was $2.5 million and $2.7 million, respectively. The increases in the income tax expense for the quarter ended June 30, 2003 compared to the prior year is primarily due to an increase in profitability. The effective income tax rate for each period presented is 38%. This rate differed from the statutory federal tax rate of 35.0% primarily due to state income taxes and certain non-deductible expenses.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations and capital expenditures primarily with cash flows from operations. During the quarter ended June 30, 2003, net working capital decreased by $2.3 million, from $37.5 million at March 31, 2003 to $35.2 million at June 30, 2003. Cash decreased from $5.9 million at March 31, 2003 to $5.5 million at June 30, 2003. The decreases in working capital and cash are primarily attributable to the acquisition of Scan One, noted above, along with $3.0 million of repurchases of the Company’s common stock offset by $4.4 million of net income during the quarter.

     During the quarter ended June 30, 2003, the Company repurchased 92,000 shares of its common stock for $3.0 million. Since the repurchase program was enacted in the fall of 1996, the Company has repurchased 5.3 million shares for $87 million for an average purchase price of $16.34. These repurchases were made with cash generated by the operations of the Company. The Company has historically required substantial capital to fund the growth of its operations, particularly working capital to fund the growth in accounts receivable and property.

     In April 2003, the Company entered into a credit agreement with a financial institution to provide borrowing capacity of up to $5 million. This agreement expires in September 2004. Borrowings under this agreement interest, bear interest at either a fluctuating LIBOR-based rate plus 1.25% or at the financial institution’s prime lending rate, subject to the option of the Company. There were no borrowings under the line during the quarter ended June 30, 2003.

     The Company currently believes that the cash balance at June 30, 2003, the expected cash flow generated from operations, the expected cash flow from the exercise of stock options and the Company’s borrowing capacity under the revolving credit facility will be sufficient to fund the Company’s working capital needs for at least the next twelve months.

CHANGES IN CASH FLOW

Cash Flow from Operating Activities

     Cash flow from operating activities increased from $4.4 million in the quarter ended June 30, 2002 to $9.1 million in the quarter ended June 30, 2003 primarily due to the increase in earnings from $4.1 million to $4.4 million and a decrease in the number of days sales outstanding (DSO) in accounts receivable from 54 days at June 30, 2002 to 51 days at June 30, 2003. Additionally, the DSO increased from March 31, 2002 to June 30, 2003 which created a use of cash compared to a decrease in DSO from March 31, 2003 to June 30, 2003 which created a source of cash during the quarter.

Cash Flow from Investing Activities

     Cash flow used in investing activities increased from $5.7 million in the quarter ended June 30, 2002 to $7.1 million in the quarter ended June 30, 2003 primarily due to the increase in the amount of cash paid to acquire other businesses as noted above from $2.3 million in the quarter ended June 30, 2002 to $4.1 million in the quarter ended June 30, 2003.

Cash Flow from Financing Activities

     Cash flow used in investing activities decreased from $2.8 million in the quarter ended June 30, 2002 to $2.3 million in the quarter ended June 30, 2003 primarily due to the decrease in the amount spent to repurchase shares of the Company’s common stock from $3.3 million to $3.0 million.

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

     Valuation of long-lived assets – We assess the impairment of identifiable intangibles, property, plant and equipment, goodwill and investments whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	our market capitalization relative to net book value.

     When we determine that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, impairments are recognized when the expected future undiscounted cash flows derived from such assets are less than their carrying value, except for investments. We generally measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. A loss in the value of an investment will be recognized in income in the period it is determined that the decline in value is other than temporary.

     Accrual for self-insurance costs – The Company self-insures for the group medical costs and workers’ compensation costs of its employees. The Company purchases stop loss insurance for large claims. Management believes that the self-insurance reserves are appropriate; however, actual claims costs may differ from the original estimates requiring adjustments to the reserves.

     Accounting for income taxes – As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. If the Company was to establish a valuation allowance or increase this allowance in a period, the Company must include an expense within the tax provision in the consolidated statement of income. Significant management judgment is required in determining our provision for income taxes and our deferred tax assets and liabilities.

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

Cautionary Statement Regarding Risk Factors

     Certain statements contained in the Company’s Annual Report on Form 10-K for the year ended March 31, 2003, Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, as well as the Company’s Annual Report for the year ended March 31, 2003, such as statements concerning the development of new services, possible legislative changes, and other statements contained herein regarding matters that are not historical facts, are forward-looking statements (as such term is defined in the Securities Act of 1933, as amended). Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

     Past financial performance is not necessarily a reliable indicator of future performance, and investors should not use historical performance to anticipate results or future period trends. Factors that could cause actual results to differ materially include, but are not limited to, those discussed below. In addition, reference is made to the Company’s most recent annual report for the fiscal year ended March 31, 2003.

Potential Adverse Impact of Government Regulation.

     Many states, including a number of those in which the Company transacts business, have licensing and other regulatory requirements applicable to the Company’s business. Approximately half of the states have enacted laws that require licensing of businesses, which provide medical review services. Some of these laws apply to medical review of care covered by workers’ compensation. These laws typically establish minimum standards for qualifications of personnel, confidentiality, internal quality control, and dispute resolution procedures. These regulatory programs may result in increased costs of operation for the Company, which may have an adverse impact upon the Company’s ability to compete with other available alternatives for health care cost control. In addition, new laws regulating the operation of managed care provider networks have been adopted by a number of states. These laws may apply to managed care provider networks having contracts with the Company or to provider networks which the Company may organize. To the extent the Company is governed by these regulations, it may be subject to additional licensing requirements, financial oversight and procedural standards for beneficiaries and providers.

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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk –

     Not applicable.

Item 4 – Controls and Procedures –

     Evaluation of Disclosure Controls and Procedures

     CorVel’s management, with the participation of CorVel’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of CorVel’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, CorVel’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, CorVel’s disclosure controls and procedures were effective in timely alerting them to the material information relating to CorVel (or its consolidated subsidiaries) required to be included in the reports CorVel files or submits under the Securities Exchange Act of 1934.

Changes in Internal Control over Financial Reporting

     During the most recent fiscal quarter covered by this report, there has been no change in CorVel’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, CorVel’s internal control over financial reporting. Based on their evaluation as of a date within 90 days of the filing date of this quarterly report on Form 10-Q, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Exchange Act) are effective in timely providing them with material information required to be disclosed by the Company in its filings under the Exchange Act. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect its internal controls since the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

PART II - OTHER INFORMATION

Item 1 — Legal Proceedings -

     The Company is involved in litigation arising in the normal course of business. The Company believes that resolution of these matters will not result in any payment that, in the aggregate, would be material to the financial position or financial operations of the Company.

Item 2 — Changes in Securities - None.

Item 3 — Defaults Upon Senior Securities - None.

Item 4 — Submission of Matters to a Vote of Security Holders - None.

Item 5 — Other Information - None.

Item 6 — Exhibits and Reports on Form 8-K -

(a)         Exhibits and reports on Form 8-K

31.1 Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)          Reports on Form 8-K during the quarter ended March 31, 2003:

Form 8-K filed on June 24, 2003 reporting under Item 7 and Item 9 on the Company’s press release announcing the Company’s earnings for the quarter and year ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CORVEL CORPORATION

By:	V. Gordon Clemons

V. Gordon Clemons, Chairman of the Board,
Chief Executive Officer, and President

By:	Richard J. Schweppe

Richard J. Schweppe,
Chief Financial Officer

August 13, 2003

EXHIBIT INDEX

Exhibit
No.	Description

31.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002