Form 10-Q
period 2003-09-30
CORVEL CORP
filed 2003-11-14
CIK 874866

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

YES ☒ NO ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☒ NO ☐

     The number of shares outstanding of the registrant’s Common Stock, $0.0001 Par Value, as of September 30, 2003 was 10,583,191.

CORVEL CORPORATION

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets — March 31, 2003 (audited) and September 30, 2003 (unaudited)	Page 3
Consolidated Statements of Income (unaudited) — Three months ended September 30, 2002 and 2003	Page 4
Consolidated Statements of Income (unaudited) — Six months ended September 30, 2002 and 2003	Page 5
Consolidated Statements of Cash Flows (unaudited) — Six months ended September 30, 2002 and 2003	Page 6
Notes to Consolidated Financial Statements — September 30, 2003	Page 7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 12
Item 3. Quantitative and Qualitative Disclosures About Market Risk	Page 21
Item 4. Controls and Procedures	Page 21
PART II.OTHER INFORMATION
Item 1. Legal Proceedings	Page 22
Item 2. Changes in Securities and Use of Proceeds	Page 22
Item 3. Defaults upon Senior Securities	Page 22
Item 4. Submission of Matters to a Vote of Security Holders	Page 22
Item 5. Other Information	Page 22
Item 6. Exhibits and Reports on Form 8-K	Page 22
Signatures	Page 23
Exhibit Index

Part I — Financial Information
Item 1. Financial Statements

CORVEL CORPORATION

CONSOLIDATED BALANCE SHEETS

As of March 31, 2003 and September 30, 2003

	March 31, 2003	Sept. 30, 2003

	(audited)	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$5,913,000	$6,361,000
Accounts receivable, net	45,394,000	43,241,000
Prepaid taxes and expenses	1,815,000	1,967,000
Deferred income taxes	5,029,000	5,029,000

Total current assets	58,151,000	56,598,000

Property and Equipment, Net	25,848,000	27,690,000
Other Assets	9,326,000	13,568,000

TOTAL ASSETS	$93,325,000	$97,856,000

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$6,880,000	$8,870,000
Accrued liabilities	13,758,000	11,631,000

Total current liabilities	20,638,000	20,501,000

Deferred income taxes	5,467,000	5,467,000
Stockholders’ Equity
Common stock	2,000	2,000
Paid-in-capital	47,465,000	50,713,000
Treasury Stock, (5,231,307 shares at March 31, 2003 and 5,442,877 shares at September 30, 2003)	(84,127,000)	(91,522,000)
Retained earnings	103,880,000	112,695,000

Total stockholders’ equity	67,220,000	71,888,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$93,325,000	$97,856,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED INCOME STATEMENTS — UNAUDITED

Three months Ended September 30, 2002 and 2003

	Three months ended September 30,
	2002	2003

REVENUES	$69,353,000	$76,978,000
Cost of Revenues	56,021,000	63,548,000

Gross profit	13,332,000	13,430,000
General and administrative expenses	6,734,000	6,239,000

Income before income taxes	6,598,000	7,191,000
Income tax provision	2,507,000	2,733,000

NET INCOME	$4,091,000	$4,458,000
Net income per common and common equivalent share
Basic	$.38	$.42

Diluted	$.37	$.41

Weighted average common and common equivalent shares
Basic	10,750,000	10,593,000
Diluted	11,056,000	10,877,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED INCOME STATEMENTS — UNAUDITED

Six months Ended September 30, 2002 and 2003

	Six months ended September 30,

	2002	2003

REVENUES	$135,654,000	$152,890,000
Cost of Revenues	110,012,000	125,852,000

Gross profit	25,642,000	27,038,000
General and administrative expenses	12,545,000	12,819,000

Income before income taxes	13,097,000	14,219,000
Income tax provision	4,977,000	5,404,000

NET INCOME	$8,120,000	$8,815,000

Net income per common and common equivalent share
Basic	$.75	$.83

Diluted	$.73	$.81

Weighted average common and common equivalent shares
Basic	10,789,000	10,609,000
Diluted	11,124,000	10,886,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

Six months ended September 30, 2002, and 2003

Six months ended September 30,

	Six months ended September 30,

	2002	2003

Cash flows from Operating Activities
NET INCOME	$8,120,000	$8,815,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	6,170,000	4,274,000
Tax benefits from stock options exercised	150,000	450,000
Changes in operating assets and liabilities
Accounts receivable	(5,558,000)	2,594,000
Prepaid taxes and expenses	(193,000)	(78,000)
Accounts payable	(1,178,000)	1,730,000
Accrued liabilities	1,325,000	(2,403,000)
Other assets	1,013,000	(476,000)

Net cash provided by operating activities	9,849,000	14,906,000

Cash Flows from Investing Activities
Investment in acquisitions, net of cash acquired	(2,977,000)	(4,103,000)
Additions to property and equipment	(7,719,000)	(5,758,000)

Net cash used in investing activities	(10,696,000)	(9,861,000)

Cash Flows from Financing Activities
Purchase of treasury stock	(7,627,000)	(7,395,000)
Exercise of common stock options	1,421,000	2,798,000

Net cash used in financing activities	(6,206,000)	(4,597,000)

Increase (decrease) in cash and cash equivalents:	(7,053,000)	448,000
Cash and cash equivalents at beginning	12,601,000	5,913,000

Cash and cash equivalents at end	$5,548,000	$6,361,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003 (Unaudited)

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

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending March 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended March 31, 2003 included in the Company’s Annual Report on Form 10-K.

B. Treasury Stock

     The Company’s Board of Directors approved the commencement of a share repurchase program in the fall of 1996. In August 2002, the Company’s Board of Directors approved a 1,000,000 share expansion to its existing stock repurchase plan, increasing the total number of shares approved for repurchase to 6,100,000 shares from 5,100,000 shares. Since the commencement of the share repurchase program, the Company has spent $92 million to repurchase 5,442,877 shares of its common stock, equal to 33% of the outstanding common stock. The average price of these repurchases is $16.82 per share. During the quarter ended September 30, 2003, the Company repurchased 119,781 shares for $4,383,000. These purchases have been funded primarily from the net earnings of the Company and along with the proceeds from the exercise of common stock options and the employee stock purchase plan and related income tax benefits from the exercise of these options. CorVel has 10,583,191 shares of common stock outstanding as of September 30, 2003.

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

September 30, 2003 (Unaudited)

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

     During the quarter ended June 30, 2003, the Company expanded its existing office automation service line with the acquisition of Scan One, a provider of scanning, optical character recognition and document management services. The Company expects that this acquisition will provide the opportunity to sell scanning and document management, the services of Scan One, through a number of the Company’s larger offices. These services are synergistic with the Company’s medical bill review processing. This acquisition was completed at the end of the June quarter and had a negligible impact on the Company’s revenues and net income for the three and six months ended September 30, 2003.

     The following unaudited pro forma summary presents information as if the aforementioned acquisitions had been completed as of April 1, 2002, the beginning of fiscal 2003. The pro forma information does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined companies.

	6 months ended	6 months ended
	Sept. 30, 2002	Sept. 30, 2003

Pro forma revenue	$139,105,000	$153,627,000
Pro forma net income	$8,145,000	$8,815,000

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003 (Unaudited)

D. Weighted Average Shares and Earnings Per Share

     Weighted average basic shares decreased from 10,750,000 for the quarter ended September 30, 2002 to 10,593,000 for the quarter ended September 30, 2003. Weighted average diluted shares decreased from 11,056,000 for the quarter ended September 30, 2002 to 10,877,000 for the quarter ended September 30, 2003. Weighted average basic shares decreased from 10,789,000 for the six months ended September 30, 2002 to 10,609,000 for the six months ended September 30, 2003. Weighted average diluted shares decreased from 11,124,000 for the six months ended September 30, 2002 to 10,886,000 for the six months ended September 30, 2003. The net decrease in each of these weighted share calculations are due to the repurchase of common shares as noted above offset by an increase in shares due to the exercise of stock options by the Company’s employees in both the Company’s employees stock option plan and employee stock purchase plan. The difference between the weighted average basic shares and the weighted average diluted shares is due to the impact of outstanding options for the Company’s common stock.

     Earnings per common and common equivalent shares were computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the quarter. The calculations of the basic and diluted weighted shares for the three and six month periods ended September 30, 2002 and 2003, are as follows:

Basic Earnings Per Share:	Three months ended September 30,

	2002	2003

Weighted average common shares outstanding	10,750,000	10,593,000

Net Income	$4,091,000	$4,458,000

Earnings per share	$.38	$.42

Diluted Earnings Per Share:	Three months ended September 30,

	2002	2003

Weighted average common shares outstanding	10,750,000	10,593,000
Net effect of dilutive common stock options	306,000	284,000

Total common and common equivalent shares	11,056,000	10,877,000

Net Income	$4,091,000	$4,458,000

Earnings per share	$.37	$.41

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003 (Unaudited)

Basic Earnings Per Share:	Six months ended September 30,

	2002	2003

Weighted average common shares outstanding	10,789,000	10,609,000

Net Income	$8,120,000	$8,815,000

Earnings per share	$.75	$.83

Diluted Earnings Per Share:	Six months ended September 30,

	2002	2003

Weighted average common shares outstanding	10,789,000	10,609,000
Net effect of dilutive common stock options	335,000	277,000

Total common and common equivalent shares	11,124,000	10,886,000

Net Income	$8,120,000	$8,815,000

Earnings per share	$.73	$.81

F. Stock Based Compensation

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

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003 (Unaudited)

E. Stock Based Compensation (continued)

     The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to all outstanding and unvested awards in each six month period ended September 30:

	2002	2003

Net income	$8,120,000	$8,815,000
Deduct: Stock-based employee compensation cost, net of taxes	440,000	484,000

Pro forma net income	$7,680,000	$8,331,000

Earnings per share — basic
As reported	$0.75	$0.83
Pro forma	$0.71	$0.79
Earnings per share — diluted
As reported	$0.73	$0.81
Pro forma	$0.69	$0.77

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

     This report may include certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including (without limitation) statements with respect to anticipated future operating and financial performance, growth and acquisition opportunities and other similar forecasts and statements of expectation. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “could” and “should” and variations of these words and similar expressions, are intended to identify these forward-looking statements. Forward-looking statements made by the Company and its management are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise.

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

     The Section entitled “Risk Factors” set forth in this report discusses some of the important risk factors that may affect our business, results of operations and financial condition.

RESULTS OF OPERATIONS

     The following table contains certain financial data as a percentage of revenues:

Three months ended Sept. 30:	2002	2003

Revenues	100.0%	100.0%
Cost of services	80.8	82.6

Gross profit	19.2	17.4

General and administrative	9.7	8.1

Income from operations	9.5	9.3

Income tax provision	3.6	3.5

Net Income	5.9%	5.8%

Six months ended September 30:	2002	2003

Revenues	100.0%	100.0%
Cost of services	81.1	82.3

Gross profit	18.9	17.7

General and administrative	9.2	8.4

Income from operations	9.7	9.3

Income tax provision	3.7	3.5

Net Income	6.0%	5.8%

Business Acquisition

     During the six months ended September 30, 2003, the Company expanded its existing office automation service line with the acquisition of Scan One, a provider of scanning, optical character recognition and document management services. The Company expects that this acquisition will provide the opportunity to sell scanning and document management, the services of Scan One, through a number of the Company’s larger offices. These services are synergistic with the Company’s medical bill review processing. This acquisition was completed at the end of the June 2003 quarter and had a negligible impact on the Company’s revenues and net income for the three and six months ended September 30, 2003.

Revenues

     Three Months Ended September 30, 2002 and 2003

     Revenues increased 11.0% from $69.4 million for the three months ended September 30, 2002, to $77.0 million for the three months ended September 30, 2003, an increase of $7.6 million.

     This increase in revenues was primarily due to a 16.6% increase in provider program revenues from $37.9 million to $44.2 million, an increase of $6.3 million. Provider program revenues include bill review, PPO revenue, and revenue from CorCare Select products, primarily independent medical examinations, MRI and other diagnostic services. Most of the increase in provider program revenues is due to the Company’s introduction of its CorcareRX program and an increase in revenue from the Company’s MedCheck Select business. During the quarter ended September 2003, the Company’s results included a full quarter of revenue from the aforementioned acquisition of Scan One at the end of the quarter ended June 30, 2003, whereas the quarter ended September 2002 did not include any revenues from Scan One.

     The Company’s patient management revenues increased 4.2% from $31.5 million to $32.8 million, an increase of $1.3 million. The increase in patient management revenues is primarily attributable to a nominal increase in referrals along with a price increase during the past year.

     Six Months Ended September 30, 2003 and 2002

     Revenues increased 12.7% from $135.7 million for the six months ended September 30, 2002, to $152.9 million for the six months ended September 30, 2003, an increase of $17.2 million.

     This increase in revenues was primarily due to a 19.3% increase in provider program revenues from $72.5 million to $86.5 million, an increase of $14.0 million. Approximately half of the increase in provider program revenues is due to the Company’s introduction of its CorcareRX program. A significant portion of the remainder of the growth is due to growth in the Company’s MedCheck Select service, an increase in revenues from providing independent medical examination services and revenues from the aforementioned acquisition in the quarter ended June 30, 2003.

     The Company’s patient management revenues increased 5.1% from $63.2 million to $66.4 million, an increase of $3.2 million. The increase in patient management revenues is primarily attributable to a nominal increase in referrals along with a price increase during the past year.

     The Company’s total revenue increased 1.2%, or less than $1 million, from $73.1 million in the quarter ending December 31, 2002 to $74.0 million in the quarter ending March 31, 2003. Revenues increased 2.6%, or less than $2 million, from the quarter ended March 31, 2003 to $75.9 million in the quarter ended June 30, 2003. Revenues increased 1.4%, or approximately $1 million, from the quarter ended June 30, 2003 to $77.0 million in the quarter ended September 30, 2003. Excluding the aforementioned acquisition of Scan One, the sequential percentage increase in revenues for the September quarter would have been 0.3%. The sequential percentage increases in revenue of 1.2%, 2.6%, and 1.4% in the past three quarters, respectively, are less than the Company has historically experienced and is due partially to a lack of growth in the number of employees in the national labor market along with a decrease in the growth rate in workers compensation claims filed by injured workers and a competitive pricing environment.

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

     Three Months Ended September 30, 2002 and 2003

     Cost of revenues for the three months ended September 30, 2003 increased to 80.8% from 82.6% for the three months ended September 30, 2002. The increase in the cost of sales percentage and corresponding decrease in the gross profit margin from the second quarter of fiscal 2003 compared to the second quarter of fiscal 2004 is primarily attributable to a greater increase in the Company’s Corcare Select revenues primarily, independent medical examination, CorcareRX, and MRI services compared to the growth rate in its bill review, PPO revenues and case management services. The Company’s gross profit margin in CorcareRX services, independent medical examination revenue, and MRI services are generally lower than the margins in bill review, PPO revenues and case management services.

     Six Months Ended September 30, 2002 and 2003

     Cost of revenues for the six months ended September 30, 2003 increased to 82.3% from 81.1% for the six months ended September 30, 2002. The increase in the cost of sales percentage and corresponding decrease in the gross profit margin from the six months ended September 30, 2002 to the six months ended September 30, 2003 is primarily attributable to the same reasons for the increase in the cost of revenues percentage and corresponding decrease in the gross profit margin for the three months ended September 30, 2003.

General and Administrative Expenses

     General and administrative expenses as a percentage of revenues decreased from 9.7% for the three months ended September 30, 2002, to 8.1% for the three months ended September 30, 2003. This decrease was primarily due to a write off of $1.5 million of software in the quarter ended September 30, 2002 which increased the general and administrative expenses as a percentage of revenue to a higher than normal percentage. General and administrative expenses were $6.7 million for the three months ended September 30, 2002 compared to $6.2 million for the three months ended September 30, 2003.

     General and administrative expenses as a percentage of revenues decreased from 9.2% for the six months ended September 30, 2002, to 8.4% for the six months ended September 30, 2003. This decrease was primarily due to a write off of $1.5 million of software in the quarter ended September 30, 2002 which increased the general and administrative expenses as a percentage of revenue to a higher than normal percentage. General and administrative expenses were $12.5 million for the six months ended September 30, 2002 compared to $12.8 million for the six months ended September 30, 2003. The increase in actual general and administrative costs in the six months ended September 30, 2003 is due primarily to an increase in costs in the systems departments.

Income Tax Provision

     The Company’s income tax expense for the three months ended September 30, 2002 and 2003 was $2.5 million and $2.7 million, respectively. The Company’s income tax expense for the six months ended September 30, 2002 and 2003 was $5.0 million and $5.4 million, respectively. The increases in the income tax expenses for the three and six month periods ended September 30, 2003 compared to the same periods for the prior year is due to an increase in profitability. The effective income tax rate for each period presented is 38%. This rate differed from the statutory federal tax rate of 35.0% primarily due to state income taxes and certain non-deductible expenses.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations and capital expenditures primarily with cash flows from operations. During the six months ended September 30, 2003, net working capital decreased by $1.4 million, from $37.5 million at March 31, 2003 to $36.1 million at September 30, 2003. This decrease is primarily due to a decrease in accounts receivable, although revenues increased from the prior year. The increase in cash flow from operations allowed the Company to continue to repurchase its common stock and acquire Scan One in an all cash transaction. Cash increased from $5.9 million at March 31, 2003 to $6.4 million at September 30, 2003.

     During the quarter ended September 30, 2003, the Company repurchased 119,781 shares of its common stock for $4.4 million. Since the repurchase program was enacted in the fall of 1996, the Company has repurchased 5.4 million shares for $92 million for an average purchase price of $16.82. These repurchases were made with cash generated by the operations of the Company. The Company has historically required substantial capital to fund the growth of its operations, particularly working capital to fund the growth in accounts receivable and invest in the expansion of its strategic systems and applications.

     In April 2003, the Company entered into a credit agreement with a financial institution to provide borrowing capacity of up to $5 million. This agreement expires in September 2004. Borrowings under this agreement bear interest at either a fluctuating LIBOR-based rate plus 1.25% or at the financial institution’s prime lending rate, subject to the option of the Company. There were no borrowings under the line at September 30, 2003.

     The Company currently believes that the cash balance at September 30, 2003, the expected cash flow generated from operations, the expected cash flow from the exercise of stock options and the Company’s borrowing capacity under the revolving credit facility will be sufficient to fund the Company’s working capital needs for at least the next twelve months.

CHANGES IN CASH FLOW

Cash Flow from Operating Activities

     Cash flow from operating activities increased from $9.8 million during the six months ended September 30, 2002 to $14.9 million in the quarter ended September 30, 2003 primarily due to the increase in earnings from $8.1 million to $8.8 million in the respective quarters and a decrease in the number of days sales outstanding (DSO) in accounts receivable from 54 days at March 31, 2003 to 51 days at September 30, 2003. Additionally, the DSO increased from March 31, 2002 to September 30, 2002 which created a use of cash compared to a decrease in DSO from March 31, 2003 to September 30, 2003 which created a source of cash during the quarter.

Cash Flow from Investing Activities

     Cash flow used in investing activities decreased from $10.7 million in the six months ended September 30, 2003 to $9.9 million in the six months ended September 30, 2003 primarily due to the decrease in the amount of capital expenditures from $7.7 million for the six months ended September 30, 2002 to $5.8 million for the six months ended September 30, 2003, partially offset by an increase in the investments in acquisitions.

Cash Flow from Financing Activities

     Cash flow used in investing activities decreased from $6.2 million in the six months ended September 30, 2002 to $4.6 million in the six months ended September 30, 2003 primarily due to an increase in the amount of cash received from the exercise of stock options from the Employee Stock Option Plan and the Employee Stock Purchase Plan.

Critical Accounting Policies

     The SEC defines critical accounting policies as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

     The following is not intended to be a comprehensive list of our accounting policies. Our significant accounting policies are more fully described in Note 1 to the Consolidated Financial Statements in the Annual Report on Form 10-K. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting an available alternative would not produce a materially different result.

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

     Impairments are recognized when we determine that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment. We generally measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. A loss in the value of an investment will be recognized in income in the period it is determined that the decline in value is other than temporary.

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

Risk Factors

     Certain statements contained in the Company’s Annual Report on Form 10-K for the year ended March 31, 2003, Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as well as the Company’s Annual Report for the year ended March 31, 2003, such as statements concerning the development of new services, possible legislative changes, and other statements contained herein regarding matters that are not historical facts, are forward-looking statements (as such term is defined in the Securities Act of 1933, as amended). Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk -

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

PART II — OTHER INFORMATION

Item 1 – Legal Proceedings –

     The Company is involved in litigation arising in the normal course of business. The Company believes that resolution of these matters will not result in any payment that, in the aggregate, would be material to the financial position or financial operations of the Company.

Item 2 – Changes in Securities and Use of Proceeds - None.

Item 3 – Defaults Upon Senior Securities - None.

Item 4 — Submission of Matters to a Vote of Security Holders - At the Company’s regularly scheduled annual meeting, held on August 7, 2003, the shareholders approved the elections of V. Gordon Clemons, Steven J. Hamerslag, Alan R. Hoops, R. Judd Jessup, and Jeffery J. Michael to the Company’s Board of Directors to serve one year terms, with 7,996,383 shares, 8,990,625 shares, 8,990,525 shares, 8,990,625 shares, and 8,970,250 shares, respectively.

Item 5 – Other Information – None.

Item 6 — Exhibits and Reports on Form 8-K –

(a)	Exhibits and reports on Form 8-K

3.1 Certificate of Incorporation of the Company. Incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002.

3.2 Bylaws of the Company. Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 Registration No. 33-40629.

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

(b)	Reports on Form 8-K during the quarter ended September 30, 2003:

On July 23, 2003, the Company filed a report on Form 8-K to furnish disclosure under Item 9 of the report (intended to be furnished under Item 12) regarding the Company’s press release announcing the Company’s unaudited financial results for the quarter ending June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CORVEL CORPORATION

By: V. Gordon Clemons
V. Gordon Clemons, Chairman of the Board,
Chief Executive Officer, and President

By: Richard J. Schweppe
Richard J. Schweppe,
Chief Financial Officer

November 14, 2003

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation of the Company. Incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002.

3.2	Bylaws of the Company. Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 Registration No. 33-40629.

31.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002