Form 10-Q
period 2003-12-31
CORVEL CORP
filed 2004-02-17
CIK 874866

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarter ended December 31, 2003

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

YES    [X]    NO   [  ]

     The number of shares outstanding of the registrant’s Common Stock, $0.0001 Par Value, as of December 31, 2003 was 10,532,653.

CORVEL CORPORATION

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets – March 31, 2003 (audited) and December 31, 2003 (unaudited) - Page 3
Consolidated Statements of Income (unaudited) — Three months ended December 31, 2002 and 2003 - Page 4
Consolidated Statements of Income (unaudited) — Nine months ended December 31, 2002 and 2003 - Page 5
Consolidated Statements of Cash Flows (unaudited) — Nine months ended December 31, 2002 and 2003 - Page 6
Notes to Consolidated Financial Statements - December 31, 2003 - Page 7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Page 12
Item 3. Quantitative and Qualitative Disclosures About Market Risk – Page 23
Item 4. Controls and Procedures – Page 23
PART II. OTHER INFORMATION
Item 1. Legal Proceedings - Page 23
Item 2. Changes in Securities and Use of Proceeds – Page 24
Item 3. Defaults upon Senior Securities – Page 24
Item 4. Submission of Matters to a Vote of Security Holders – Page 24
Item 5. Other Information - Page 24
Item 6. Exhibits and Reports on Form 8-K - Page 24
Signatures - Page 25
Exhibit Index

Part I - Financial Information
Item 1. Financial Statements

CORVEL CORPORATION
CONSOLIDATED BALANCE SHEETS
As of March 31, 2003 and December 31, 2003

	March 31, 2003	Dec. 31, 2003

	(audited)	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$5,913,000	$6,215,000
Accounts receivable, net	45,394,000	43,879,000
Prepaid taxes and expenses	1,815,000	2,704,000
Deferred income taxes	5,029,000	5,029,000

Total current assets	58,151,000	57,827,000

Property and Equipment, Net	25,848,000	28,483,000
Other Assets	9,326,000	13,094,000

TOTAL ASSETS	$93,325,000	$99,404,000

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$6,880,000	$8,929,000
Accrued liabilities	13,758,000	11,898,000

Total current liabilities	20,638,000	20,827,000

Deferred income taxes	5,467,000	5,467,000
Stockholders’ Equity
Common stock	2,000	2,000
Paid-in-capital	47,465,000	51,028,000
Treasury Stock, (5,231,307 shares at March 31, 2003 and 5,532,257 shares at December 31, 2003)	(84,127,000)	(94,697,000)
Retained earnings	103,880,000	116,777,000

Total stockholders’ equity	67,220,000	73,110,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$93,325,000	$99,404,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
CONSOLIDATED INCOME STATEMENTS – UNAUDITED
Three months ended December 31, 2002 and 2003

	Three months ended December 31,

	2002	2003

REVENUES	$73,135,000	$75,631,000
Cost of revenues	60,112,000	63,264,000

Gross profit	13,023,000	12,367,000
General and administrative expenses	6,261,000	6,246,000

Income before income taxes	6,762,000	6,121,000
Income tax provision	2,569,000	2,039,000

NET INCOME	$4,193,000	$4,082,000

Net income per common and common equivalent share
Basic	$.39	$.39

Diluted	$.38	$.38

Weighted average common and common equivalent shares
Basic	10,717,000	10,559,000
Diluted	11,032,000	10,794,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
CONSOLIDATED INCOME STATEMENTS – UNAUDITED
Nine months ended December 31, 2002 and 2003

	Nine months ended December 31,

	2002	2003

REVENUES	$208,789,000	$228,521,000
Cost of revenues	170,124,000	189,116,000

Gross profit	38,665,000	39,405,000
General and administrative expenses	18,806,000	19,065,000

Income before income taxes	19,859,000	20,340,000
Income tax provision	7,546,000	7,443,000

NET INCOME	$12,313,000	$12,897,000

Net income per common and common equivalent share
Basic	$1.14	$1.22

Diluted	$1.11	$1.19

Weighted average common and common equivalent shares
Basic	10,765,000	10,592,000
Diluted	11,094,000	10,855,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
Nine months ended December 31, 2002, and 2003

	Nine months ended December 31,

	2002	2003

Cash flows from Operating Activities
NET INCOME	$12,313,000	$12,897,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	8,560,000	7,164,000
Changes in operating assets and liabilities
Accounts receivable	(7,232,000)	1,956,000
Prepaid taxes and expenses	(412,000)	(815,000)
Accounts payable	1,761,000	1,789,000
Accrued liabilities	1,552,000	(2,136,000)
Other assets	1,014,000	(44,000)

Net cash provided by operating activities	17,556,000	20,811,000

Cash Flows from Investing Activities
Investment in acquisitions, net of cash acquired	(2,977,000)	(3,703,000)
Additions to property and equipment	(10,713,000)	(9,799,000)

Net cash used in investing activities	(13,690,000)	(13,502,000)

Cash Flows from Financing Activities
Purchase of treasury stock	(10,919,000)	(10,570,000)
Exercise of common stock options and related income tax benefits	2,469,000	3,563,000

Net cash used in financing activities	(8,450,000)	(7,007,000)

Increase (decrease) in cash and cash equivalents:	(4,584,000)	302,000
Cash and cash equivalents at beginning of period	12,601,000	5,913,000

Cash and cash equivalents at end of period	$8,017,000	$6,215,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 (Unaudited)

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

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ending March 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended March 31, 2003 included in the Company’s Annual Report on Form 10-K.

B. Treasury Stock

     The Company’s Board of Directors approved the commencement of a share repurchase program in the fall of 1996. In August 2002, the Company’s Board of Directors approved a 1,000,000 share expansion to its existing stock repurchase plan, increasing the total number of shares approved for repurchase to 6,100,000 shares from 5,100,000 shares. Since the commencement of the share repurchase program, the Company has used $95 million to repurchase 5,532,257 shares of its common stock, equal to 34% of the outstanding common stock. The average price of these repurchases is $17.12 per share. During the quarter ended December 31, 2003, the Company repurchased 89,380 shares for $3,175,000. These purchases have been funded primarily from the net earnings of the Company along with the proceeds from the exercise of common stock options and the employee stock purchase plan and related income tax benefits from the exercise of these options. CorVel has 10,532,653 shares of common stock outstanding as of December 31, 2003.

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
December 31, 2003 (Unaudited)

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

     During the quarter ended June 30, 2003, the Company expanded its existing office automation service line with the acquisition of Scan One, a provider of scanning, optical character recognition and document management services. The Company expects that this acquisition will provide the opportunity to sell scanning and document management, the services of Scan One, through a number of the Company’s larger offices. These services are synergistic with the Company’s medical bill review processing. This acquisition was completed at the end of the June quarter and had a negligible impact, less than 1%, on the Company’s revenues and net income for the three and nine months ended December 31, 2003.

     The following unaudited pro forma summary presents information as if the aforementioned acquisitions had been completed as of the beginning of each period presented. The pro forma information does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined companies.

	9 months ended	9 months ended
	Dec. 31, 2002	Dec. 31, 2003

Pro forma revenue	$213,064,000	$229,296,000
Pro forma net income	$12,488,000	$12,922,000

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 (Unaudited)

D. Weighted Average Shares and Earnings Per Share

     Weighted average basic shares decreased from 10,717,000 for the quarter ended December 31, 2002 to 10,559,000 for the quarter ended December 31, 2003. Weighted average diluted shares decreased from 11,032,000 for the quarter ended December 31, 2002 to 10,794,000 for the quarter ended December 31, 2003. Weighted average basic shares decreased from 10,765,000 for the nine months ended December 31, 2002 to 10,592,000 for the nine months ended December 31, 2003. Weighted average diluted shares decreased from 11,094,000 for the nine months ended December 31, 2002 to 10,855,000 for the nine months ended December 31, 2003. The net decrease in each of these weighted share calculations are due to the repurchase of common shares as noted above, offset by an increase in shares due to the exercise of stock options by the Company’s employees in both the Company’s Employee Stock Option Plan and Employee Stock Purchase Plan. The difference between the weighted average basic shares and the weighted average diluted shares is due to the impact of outstanding options for the Company’s common stock.

     Earnings per common and common equivalent shares were computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the quarter. The calculations of the basic and diluted weighted shares for the three and nine month periods ended December 31, 2002 and 2003, are as follows:

	Three months ended December 31,

	2002	2003

Basic Earnings Per Share:
Weighted average common shares outstanding	10,717,000	10,559,000

Net Income	$4,193,000	$4,082,000

Earnings per share	$.39	$.39

	Three months ended December 31,

	2002	2003

Diluted Earnings Per Share:
Weighted average common shares outstanding	10,717,000	10,559,000
Net effect of dilutive common stock options	315,000	235,000

Total common and common equivalent shares	11,032,000	10,794,000

Net Income	$4,193,000	$4,082,000

Earnings per share	$.38	$.38

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 (Unaudited)

D. Weighted Average Shares and Earnings Per Share (continued)

	Nine months ended December 31,

	2002	2003

Basic Earnings Per Share:
Weighted average common shares outstanding	10,765,000	10,592,000

Net Income	$12,313,000	$12,897,000

Earnings per share	$1.14	$1.22

	Nine months ended December 31,

	2002	2003

Diluted Earnings Per Share:
Weighted average common shares outstanding	10,765,000	10,592,000
Net effect of dilutive common stock options	329,000	263,000

Total common and common equivalent shares	11,094,000	10,855,000

Net Income	$12,313,000	$12,897,000

Earnings per share	$1.11	$1.19

F. Stock Based Compensation

     The Company has various stock-based employee compensation plans that are described more fully in Note E to the Consolidated Financial Statements (in the fiscal year ended March 31, 2003 Annual Report on Form 10-K). The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. No stock-based employee compensation cost is included in net income as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 (Unaudited)

E. Stock Based Compensation (continued)

     The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to all outstanding and unvested awards in each nine-month period ended December 31:

	2002	2003

Net income	$12,313,000	$12,897,000
Deduct: Stock-based employee compensation cost, net of taxes	660,000	726,000

Pro forma net income	$11,653,000	$12,171,000

Earnings per share – basic
As reported	$1.14	$1.22
Pro forma	$1.08	$1.15
Earnings per share – diluted
As reported	$1.11	$1.19
Pro forma	$1.05	$1.12

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

     Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of these factors include, without limitation, general industry and economic conditions; interest rate trends; cost of capital and capital requirements; competition from other managed care companies; customer contract cancellations; the ability to expand certain areas of the Company’s business; shifts in customer demands; changes in operating expenses, including employee wages, benefits and medical inflation; governmental and public policy changes; the ability of the Company to manage its business while trying to improve its technology and the continued availability of financing in the amounts and on the terms necessary to support the Company’s future business.

     The Section entitled “Risk Factors” set forth in this report discusses some of the important risk factors that may affect our business, results of operations and financial condition.

Overview

     CorVel Corporation is an independent nationwide provider of medical cost containment and managed care services designed to address the escalating medical costs of workers’ compensation and other healthcare benefits, primarily coverage under group health and auto policies. The Company’s services are provided to insurance companies, third-party administrators (“TPAs”), and self-administered employers to assist them in managing the medical costs and monitoring the quality of care associated with health care claims.

Provider Program Services

     The Company’s provider program services are designed to reduce the price paid by its customers for medical services rendered in workers’ compensation cases, group health and auto policies. The provider programs offered by the Company include automated medical fee auditing, preferred provider services, retrospective utilization review, independent medical examinations, MRI examinations, and inpatient bill review.

Patient Management Services

     In addition to its provider program services, the Company offers a range of patient management services, which involve working on a one-on-one basis with injured employees and their various health care professionals, employers and insurance company adjusters. Patient management services are designed both to assist in maximizing medical improvement and, where appropriate, to expedite return to work. The services designed to monitor the medical necessity and appropriateness of health care services provided to workers’ compensation and other healthcare claimants and to expedite their return to work. The Company offers these services on a stand-alone basis, or as an integrated component of its medical cost containment services.

Summary of Quarterly Results

     The Company’s revenue growth for the December 2003 quarter compared to the December 2002 quarter is less than the Company has historically experienced. Fiscal year ended March 31, 2003 revenues increased 19.9% over the same period in the prior year. Fiscal year ended March 31, 2002 revenues increased 12.5% over the same period in the prior year. Revenues for the quarter ended December 2003 increased 3.4% compared to the quarter ended December 2002. The slower revenue growth reflects the lack of growth in the labor market and a lack of growth in workers compensation claims along with competitive pricing pressures in the industry. If the claims volume do not increase in volume or severity, for the Company generate revenue growth rates similar to prior years, the Company may need to increase market share through better technology and better service than its competitors, or identify new markets for its existing services, additional services for existing customers or new services for new customers. There is no guarantee that the Company’s growth rates will attain the revenue increases of previous years.

RESULTS OF OPERATIONS

The following table contains certain financial data as a percentage of revenues:

	2002	2003

Three months ended December 31:
Revenues	100.0%	100.0%
Cost of services	82.2	83.3

Gross profit	17.8	16.7
General and administrative	8.6	8.6

Income before income taxes	9.2	8.1
Income tax expense	3.5	2.7

Net income	5.7%	5.4%

	2002	2003

Nine months ended December 31:
Revenues	100.0%	100.0%
Cost of services	81.5	82.6

Gross profit	18.5	17.4
General and administrative	9.0	8.5

Income before income taxes	9.5	8.9
Income tax expense	3.6	3.3

Net income	5.9%	5.6%

Business Acquisition

     During the nine months ended December 31, 2003, the Company expanded its existing office automation service line with the acquisition of Scan One, a provider of scanning, optical character recognition and document management services. The Company expects that this acquisition will provide the opportunity to sell scanning and document management, the services of Scan One, through a number of the Company’s national network of offices. These services are synergistic with the Company’s medical bill review processing. This acquisition was completed at the end of the June 2003 quarter and had a negligible impact on the Company’s revenues (less than 1%) and net income for the three and nine months ended December 31, 2003.

Revenues

Three Months Ended December 31, 2002 and 2003

     Revenues increased 3.4% from $73.1 million for the three months ended December 31, 2002, to $75.6 million for the three months ended December 31, 2003, an increase of $2.5 million. Excluding the revenues generated during the quarter from Scan One, the acquisition noted above, the revenue during the current quarter compared to the same quarter for the prior year increased 2.4%. These increases in revenues versus the same quarter of the prior year are the lowest annual percentage increases in revenue since the Company’s initial public offering in 1991 and reflect the limited growth in the national employment levels, lower claims volume in the workers compensation industry and competitive pricing in the managed care industry.

     This increase in revenues from the quarter ended December 2002 to the quarter ended December 2003 was primarily due to a 4.6% increase in provider program revenues from $41.1 million to $43.0 million, an increase of $1.9 million. Provider program revenues include bill review, PPO revenue, document management services and revenue from CorCare Select products, primarily independent medical examinations, MRI and other diagnostic services. The Company generated increases in revenue in the CorCareRX services, Scan One revenues and MedCheck Select, while the rest of the Company’s provider programs revenues either were flat or decreased from the prior years. During the quarter ended December 2003, the Company’s results included a full quarter of revenue from the aforementioned acquisition of Scan One, whereas the quarter ended December 2002 did not include any revenues from Scan One.

     The Company’s patient management revenues increased 1.9% from $32.0 million to $32.6 million, an increase of $0.6 million. The lack of growth in the patient management business reflects the pricing pressure in the business along with a decrease number of claims in the workers compensation industry.

Nine Months Ended December 31, 2002 and 2003

     Revenues increased 9.6% from $208.8 million for the nine months ended December 31, 2002, to $228.5 million for the nine months ended December 31, 2003, an increase of $19.7 million.

     This increase in revenues was primarily due to a 12.3% increase in provider program revenues from $113.6 million to $127.7 million, an increase of $14.1 million. Approximately half of the increase in provider program revenues is due to the Company’s introduction of its CorcareRX program during the prior year. A significant portion of the remainder of the growth is due to growth in the Company’s MedCheck Select service, an increase in revenues from providing independent medical examination services and revenues from the aforementioned acquisition of Scan One in the quarter ended June 30, 2003.

     The Company’s patient management revenues increased 6.0% from $95.2 million to $100.9 million, an increase of $5.7 million.

     The Company’s revenue for the quarter ended December 31, 2003 decreased 1.7% to $75.6 million from $77.0 million in the quarter ending September 30, 2003. This sequential revenue decrease followed sequential quarterly increases of 1.2%, 2.6%, and 1.4%, between the December 2002 and the March 2003 quarter, between the March 2003 and the June 2003 quarter, and between the June 2003 and the September 2003 quarter, respectively. For these same three respective periods, the revenue increases would have been 1.2%, 2.4% and 0.6%, excluding the revenue from the acquisition of Scan One. These revenue growth rates are less than the Company has historically experienced and is due partially to a lack of growth in the number of employees in the national labor market along with a decrease in the growth rate in workers compensation claims filed by injured workers along with a competitive pricing environment.

Cost of Revenues

     The Company’s cost of revenue consists primarily of salaries for case managers, medical bill analysts, branch managers, administrative support, PPO developers, systems support staff and account executives. Other costs included in the cost of revenues are: salary-related taxes and benefits, rent, telephone, and costs related to Company’s field computer systems, including depreciation.

Three Months Ended December 31, 2002 and 2003

     Cost of revenues for the three months ended December 31, 2003 increased to 83.3% from 82.2% for the three months ended December 31, 2002. The increase in the cost of sales percentage and corresponding decrease in the gross profit margin from the third quarter of fiscal 2003 compared to the second quarter of fiscal 2004 is primarily attributable to a greater increase in the Company’s Corcare Select revenues, independent medical examination, CorcareRX, and MRI services compared to the growth rate in its bill review, PPO revenues and case management services. The Company’s gross profit margin in CorcareRX services, independent medical examination revenue, and MRI services are generally lower than the margins in bill review, PPO revenues and case management services. Additionally, the increase in the salaries of case managers has exceeded the increase in the Company’s hourly pricing for case management services because of the competitive pricing in the managed care industry.

Nine Months Ended December 31, 2002 and 2003

     Cost of revenues for the nine months ended December 31, 2003 increased to 82.8% from 81.5% for the nine months ended December 31, 2002. The increase in the cost of sales percentage and corresponding decrease in the gross profit margin from the nine months ended December 31, 2002 to the nine months ended December 31, 2003 is primarily attributable to the same reasons for the increase in the cost of revenues percentage and corresponding decrease in the gross profit margin for the nine months ended December 31, 2003.

General and Administrative Expenses

     General and administrative expenses as a percentage of revenues remained unchanged at 8.3% for both the three months ended December 31, 2002 and the three months ended December 31, 2003. Approximately 60% of the Company’s general and administrative expenses are related to software development, implementation and support to the Company’s field operations. General and administrative expenses were $6.3 million for the three months ended December 31, 2002 and $6.2 million for the three months ended December 31, 2003.

     General and administrative expenses as a percentage of revenues decreased from 9.0% for the nine months ended December 31, 2002, to 8.7% for the nine months ended December 31, 2003. This decrease was primarily due to a write off of $1.5 million of software in the quarter ended September 30, 2002 which increased the general and administrative expenses as a percentage of revenue to a higher than normal percentage. General and administrative expenses were $18.8 million for the nine months ended December 31, 2002 compared to $19.1 million for the nine months ended December 31, 2003. The increase in actual general and administrative costs in the nine months ended December 31, 2003 is due primarily to an increase in costs in the systems department.

Income Tax Provision

     The Company’s income tax expense percentage for the three months ended December 31, 2003 decreased to 33% from 38% for the three months ended December 31, 2003. The income tax expense decreased from $2.6 million for the three months ended December 31, 2002 to $2.0 million for the three months ended December 31, 2003. The decrease in the income tax percentage reflects the revision of its estimate of the rate expected for the year ended March 31, 2004. The decrease in the income tax expense was due to a decrease in the income before income taxes along with a decrease in the income tax percentage. The Company’s income tax expense for the nine months ended December 31, 2002 and 2003 was $7.5 million and $7.4 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations and capital expenditures primarily with cash flows from operations. During the nine months ended December 31, 2003, net working capital decreased by $0.5 million, from $37.5 million at March 31, 2003 to $37.0 million at December 31, 2003. This decrease is primarily due to a decrease in accounts receivable, although revenues increased from the March quarter. The increase in cash flow from operations allowed the Company to continue to repurchase its common stock and acquire Scan One in an all cash transaction during the current fiscal year. Cash increased from $5.9 million at March 31, 2003 to $6.2 million at December 31, 2003.

     During the quarter ended December 31, 2003, the Company repurchased 89,380 shares of its common stock for $3.2 million. Since the repurchase program was enacted in the fall of 1996, the Company has repurchased 5.5 million shares for $95 million for an average purchase price of $17.12. These repurchases were made with cash generated by the operations of the Company. The Company has historically required substantial capital to fund the growth of its operations, particularly working capital to fund the growth in accounts receivable and invest in the expansion of its strategic systems and applications.

     In April 2003, the Company entered into a credit agreement with a financial institution to provide borrowing capacity of up to $5 million. This agreement expires in September 2004. Borrowings under this agreement bear interest at either a fluctuating LIBOR-based rate plus 1.25% or at the financial institution’s prime lending rate, subject to the option of the Company. There were no borrowings under the line at December 31, 2003.

     The Company currently believes that the cash balance at December 31, 2003, the expected cash flow generated from operations, the expected cash flow from the exercise of stock options and the Company’s borrowing capacity under the revolving credit facility will be sufficient to fund the Company’s working capital needs for at least the next twelve months.

CHANGES IN CASH FLOW

Cash Flow from Operating Activities

     Cash flow from operating activities increased from $17.6 million during the nine months ended December 31, 2002 to $20.8 million in the nine months ended December 31, 2003 primarily due to the increase in earnings from $12.3 million to $12.9 million in the respective quarters and a decrease in the number of days sales outstanding (DSO) in accounts receivable from 54 days at March 31, 2003 to 53 days at December 31, 2003. Additionally, the DSO increased from March 31, 2002 to December 31, 2002, which created a use of cash compared to a decrease in DSO from March 31, 2003 to December 31, 2003, which created a source of cash during the quarter.

Cash Flow from Investing Activities

     Cash flow used in investing activities decreased from $13.7 million in the nine months ended December 31, 2003 to $13.5 million in the nine months ended December 31, 2003 primarily due to the decrease in the amount of capital expenditures from $10.7 million for the nine months ended December 31, 2002 to $9.8 million for the nine months ended December 31, 2003, partially offset by an increase in the investments in acquisitions.

Cash Flow from Financing Activities

     Cash flow used in investing activities decreased from $8.5 million in the nine months ended December 31, 2002 to $7.0 million in the nine months ended December 31, 2003 primarily due to an increase in the amount of cash received from the exercise of stock options from the Employee Stock Option Plan and from the Employee Stock Purchase Plan along with a decrease in the amount spent to repurchase shares of the Company’s common stock from $10.9 million to $10.6 million.

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

     Allowance for uncollectible accounts: The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customers’ current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such accounts are credited to the allowance for doubtful accounts.

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

     Accounting for income taxes — As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. If the Company was to establish a valuation allowance or increase this allowance in a period, the Company must include an expense within the tax provision in the consolidated statement of income. Significant management judgment is required in determining our provision for income taxes and our deferred tax assets and liabilities.

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

Risk Factors

     Certain statements contained in the Company’s Annual Report on Form 10-K for the year ended March 31, 2003, as well as the Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, such as statements concerning the development of new services, possible legislative changes, and other statements contained herein regarding matters that are not historical facts, are forward-looking statements (as such term is defined in the Securities Act of 1933, as amended). Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

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

The Company could be adversely impacted by increased governmental regulations.

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

The Company could face possible litigation and legal liability.

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

The Company could face additional competition in its markets.

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

There could be changes in market dynamics.

     Legislative reforms in some states permit employers to designate health plans such as HMOs and PPOs to cover workers’ compensation claimants. Because many health plans have the capacity to manage health care for workers’ compensation claimants, such legislation may intensify competition in the markets served by the Company. Within the past few years, several states have experienced decreases in the number of workers’ compensation claims and the average cost per claim which have been reflected in workers’ compensation insurance premium rate reductions in those states. The Company believes that declines in workers’ compensation costs in these states are due principally to intensified efforts by payors to manage and control claim costs, to improved risk management by employers, and to legislative reforms. If declines in workers’ compensation costs occur in many states and persist over the long-term, they may have an adverse impact on the Company’s business and results of operations.

The Company faces competition for staffing, which may increase its labor costs and reduce profitability.

     The Company competes with other health-care providers in recruiting qualified management and staff personnel for the day-to-day operations of its business, including nurses and other case management professionals. In some markets, the scarcity of nurses and other medical support personnel has become a significant operating issue to health-care providers. This shortage may require the Company to enhance wages to recruit and retain qualified nurses and other health-care professionals. The failure of the Company to recruit and retain qualified management, nurses and other health-care professionals, or to control labor costs could have a material adverse effect on profitability.

The Company is dependent upon key personnel.

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

There are risks related to the Company’s growth strategy.

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

A failure of the Company’s information systems could adversely affect the Company’s business.

     The managed care industry is dependent on the effective use of information technology. While the Company believes that its state-of-the-art technology provides it with a competitive advantage in the industry, the Company expects to continually invest in updating and expanding technology. In addition, these system requirements expose the Company to technology obsolescence risks. The Company expects that a considerable amount of its future growth will depend on its ability to process and manage claims data more efficiently and to provide more meaningful healthcare information to customers and payors of healthcare. There is no assurance that the Company will be able to develop, license or otherwise acquire software to address these market demands as well or as timely as its competitors.

We have a need to continue to enhance and expand our technology and infrastructure.

     We need to continually adapt to the technological needs of our insurance company customers by enhancing and expanding our technology and network infrastructure to accommodate our customers’ changing needs. Our failure to do so could substantially harm our business.

The Company’s common stock price may be volatile.

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

Item 4 – Controls and Procedures -

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

PART II - OTHER INFORMATION

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

Item 2 – Changes in Securities and Use of Proceeds - None.

Item 3 – Defaults Upon Senior Securities - None.

Item 4 – Submission of Matters to a Vote of Security Holders - None.

Item 5 – Other Information - None.

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

(b)	Reports on Form 8-K during the quarter ended December 31, 2003:

On October 24, 2003, the Company filed a report on Form 8-K to furnish disclosure under Item 12 of the report regarding the Company’s press release announcing the Company’s unaudited financial results for the quarter ending September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CORVEL CORPORATION

By:	V. Gordon Clemons

V. Gordon Clemons, Chairman of the Board,
Chief Executive Officer, and President

By:	Richard J. Schweppe

Richard J. Schweppe,
Chief Financial Officer

February 17, 2004

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