Form 10-K
period 2004-03-31
CORVEL CORP
filed 2004-06-14
CIK 874866

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2004
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-19291

Corvel Corporation

(Exact name of registrant as specified in its charter)

Delaware	33-0282651
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2010 Main Street, Suite 600, Irvine, California (Address of principal executive offices)	92614 (Zip Code)

Registrant’s telephone number, including area code:

(949) 851-1473

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes ☑         No ☐

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter:

         As of September 30, 2003, the aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates of the Registrant was approximately $171,259,000, based on the closing price per share of $35.51 for the Registrant’s common stock as reported on the Nasdaq National Market on such date multiplied by 10,583,191 shares of the Registrant’s common stock which were outstanding on such date. For the purposes of the foregoing calculation only, all of the Registrant’s directors, executive officers and holders of ten percent or greater of the Registrant’s outstanding common stock have been deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: As of May 31 2004, there were 10,587,086 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Information required by Items 10 through 14 of Part III of this Form 10-K is incorporated herein by reference to portions of the Registrant’s definitive proxy statement for the Registrant’s 2004 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended March 31, 2004. Except with respect to the information specifically incorporated by reference in this Form 10-K, the Registrant’s definitive proxy statement is not deemed to be filed as a part of this Form 10-K.

CORVEL CORPORATION

2004 FORM 10-K ANNUAL REPORT

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

      This report contains forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. Investors should consider these factors before deciding to make or maintain an investment in our securities. This report includes forward-looking statements including, but not limited to, the statements about our plans, strategies and prospects under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “will” and variations of these words or similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on management’s current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by management, and we can give no assurance that we will achieve our plans, intentions or expectations. Certain important factors could cause actual results to differ materially from the forward-looking statements we make in this report. Representative examples of these factors include (without limitation):

•	general industry and economic conditions;

•	cost of capital and capital requirements;

•	competition from other managed care companies;

•	the Company’s ability to renew and/or maintain contracts with its customers under existing terms or restructure these contracts on terms that would not have a material negative impact on the Company’s results of operations;

•	the ability to expand certain areas of the Company’s business;

•	shifts in customer demands;

•	the ability of the Company to produce market-competitive software;

•	changes in operating expenses including employee wages, benefits and medical inflation;

•	changes in regulations affecting the workers’ compensation, insurance and healthcare industries in general;

•	dependence on key personnel;

•	possible litigation and legal liability in the course of operations;

•	and the continued availability of financing in the amounts and at the terms necessary to support the Company’s future business.

      The section entitled “Risk Factors” set forth in this report discusses some of the other important risk factors that may affect our business, results of operations and financial condition. The factors listed above and the factors described under the heading “Risk Factors” and similar discussions in our other filings with the Securities and Exchange Commission are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could have material adverse effects on our future results. The forward-looking statements included in this annual report on Form 10-K are made only as of the date of this annual report. We expressly disclaim any intent or obligation to update any forward-looking statements to reflect subsequent events or circumstances.

PART I

Item 1.	Business.

Introduction

      CorVel Corporation (“CorVel” or the “Company”) is an independent nationwide provider of medical cost containment and managed care services designed to address the escalating medical costs of workers’ compensation and other healthcare benefits, primarily coverage under group health and auto policies. The Company’s services are sold as bundles of solutions directed to managing claims, care, networks, reimbursements and settlements. They include automated medical fee auditing, preferred provider networks, out-of-network/line item bill negotiation and repricing, utilization review and utilization management, medical case management, vocational rehabilitation services, early intervention, Medicare Set-Asides and life care planning, and a variety of directed care services including independent medical examinations, diagnostic imaging, transportation and translation, durable medical equipment and physical therapy. Such services are provided to insurance companies, third-party administrators (“TPAs”), and self-administered employers to assist them in managing the medical costs and monitoring the quality of care associated with healthcare claims.

      The Company was incorporated in Delaware in 1991, and its principal executive offices are located at 2010 Main Street, Suite 600, Irvine, California, 92614. The Company’s telephone number is 949-851-1473.

Fiscal 2004 Developments

Acquisition of Scan One

      In June 2003, the Company acquired Portland, Oregon based Scan One, a provider of scanning, optical character recognition and document management services. The Company believes that this acquisition will expand its existing office automation service line and the Company expects that all its offices will begin to sell scanning and document management, the services previously sold by Scan One. The Company also intends to add scanning operations to a number of the Company’s larger offices.

Company Stock Repurchase Program

      During fiscal 2004, the Company continued to repurchase shares of its common stock under a plan approved by the Company’s Board of Directors. In April 2002, the total number of shares authorized to be repurchased was increased to 6,100,000 shares, adjusted for the three-for-two stock split in the form of a dividend in August 2001. During fiscal 2004, the Company spent $12.2 million to repurchase 342,121 shares of its common stock. Since commencing this program in the fall of 1996, the Company has repurchased 5,573,428 common shares through March 31, 2004, equal to approximately 34% of its outstanding stock, at a cost of $96 million. These repurchases were funded from the Company’s operating cash flows. See “Issuer Purchases of Equity Securities” below for more information on the Company’s purchase of shares of its common stock during the fourth quarter of Fiscal 2004.

Industry Overview

      Workers’ compensation is a federally mandated, state-legislated, comprehensive insurance program that requires employers to fund medical expenses, lost wages and other costs resulting from work-related injuries and illnesses. Workers’ compensation benefits and arrangements vary extensively on a state-by-state basis and are often highly complex. State statutes and court decisions control many aspects of the compensation process, including claims handling, impairment or disability evaluation, dispute settlement, benefit amount guidelines and cost-control strategies.

      Workers’ compensation plans generally require employers to fund all of an employee’s costs of medical treatment and a significant portion of lost wages, legal fees and other associated costs. In certain jurisdictions, provision of vocational rehabilitation is also mandatory. Typically, work-related injuries are broadly defined, and injured or ill employees are entitled to extensive benefits. Employers generally are required to provide first-dollar coverage with no co-payment or deductible due from the injured or ill employee for medical treatment and, in many states, there is no lifetime limit on expenses. However, in exchange for providing this coverage for employees, employers generally are not subject to litigation by employees for benefits in excess of those provided by the relevant state statute(s). In most states, the extensive benefits coverage (for both medical costs and lost wages) is provided to employees through the employer’s purchase of commercial insurance from private insurance companies, participation in state-run insurance funds or self-insurance.

      Healthcare provider reimbursement methods vary on a state-by-state basis. A majority of states (forty as of March 1, 2004) have adopted fee schedules pursuant to which all healthcare providers are uniformly reimbursed. The fee schedules are set individually by each state and generally prescribe the maximum amounts that may be reimbursed for a designated procedure. In states without fee schedules, healthcare providers generally are reimbursed based on usual, customary and reasonable fees charged in the particular state in which services are provided.

      Many states do not permit employers to restrict a claimant’s choice of provider, making it more difficult for employers to utilize managed care approaches such as HMOs and Preferred Provider Organizations (“PPOs”). However, in many other states, employers have the right to direct employees to a specific primary healthcare provider during the onset of a workers’ compensation case, subject to the right of the employee to change physicians after a specific period. In addition, workers’ compensation programs vary from state to state, making it difficult for payors and multi-state employers to adopt uniform policies to administer, manage, and control the costs of benefits. As a result, the Company believes that managing the cost of workers’ compensation requires approaches which are tailored to the specified regulatory environment(s) in which the employer is operating. Because workers’ compensation benefits are mandated by law and are subject to extensive regulation, the Company believes that payors and employers do not have the same flexibility to alter benefits as they might have with other health benefits programs.

      Managed care techniques are intended to control the cost of healthcare services and to measure the performance of providers through intervention and ongoing review of services proposed and those actually provided. Managed care techniques were originally developed to stem the rising costs of group medical care. Historically, employers were slow to apply managed care techniques to workers’ compensation costs primarily because the aggregate costs are relatively small compared to costs associated with group health benefits and because state-by-state regulations related to workers’ compensation are far more complex than those related to group health. However, in recent years, the Company believes that employers and insurance carriers have been increasing their focus on applying managed care techniques to control their workers’ compensation costs.

      An increasing number of states have adopted legislation encouraging the use of workers’ compensation managed care organizations (“MCOs”) in an effort to allow employers to control their worker’s compensation costs. MCO laws generally provide employers an opportunity to channel injured employees into provider networks. In certain states, MCO laws require licensed MCOs to offer certain specified services, such as utilization management, case management, peer review and provider bill review. The Company believes that most of the MCO laws adopted to date establish a framework within which a company such as CorVel can provide its customers a full range of managed care services for greater cost control.

Business Strategy

      The Company believes that payors and employers impacted by the escalating medical costs of healthcare and workers’ compensation will increasingly require services and programs to manage such costs. CorVel has developed a continuum of services that responds to this requirement, and intends to further expand its cost containment solutions such as its Patient Management and Network Solutions. The Company’s business strategy is to offer a range of services through a national network of branch offices, supported by information management systems to respond to such needs on both a local and national level.

Breadth of Service

      A key element of the Company’s strategy is to offer a range of services, including claims management, bill review, PPOs and directed care services, which assist insurance carriers, TPAs and self-administered employers in managing the cost of healthcare and workers’ compensation and monitoring the quality of care provided. The Company plans to expand its range of services to respond to the needs of its customers.

National Branch Office Network

      An integral part of the Company’s strategy is to offer services at the local or regional level where healthcare workers’ compensation claims are administered. Each office has access to centralized services and software developed at the Company’s corporate offices, which the Company believes enables each office to respond to the particular regulatory environment in which it operates. The Company generally adds branch offices by identifying target markets, generally geographically contiguous to an existing market, where it believes it can successfully introduce one or more of its services. The Company may also establish new offices in response to the needs of national customers. In addition to expanding the number of branch office locations, the Company expects to add existing services as well as new services to its branch offices.

Information Management Capabilities

      The Company’s strategy also includes improving existing and developing new proprietary software and expanding its wide area network capable of supporting the review and management of medical information on the Internet. Claims and patient data can be entered from field locations, processed by the Company and made available over the Internet for consolidated reporting or for automated access by customers from their own computer systems. The Company expects to derive additional cost savings through the use of advanced rules engines and artificial intelligence technology.

Business

      The Company offers services in two general categories, Network Solutions and Patient Management services, to assist its customers in managing the increasing medical costs of workers’ compensation, group health and auto insurance, and monitoring the quality of care provided to claimants.

Network Solutions

      The Company’s Network Solutions services are designed to reduce the price paid by its customers for medical services rendered in workers’ compensation cases. The Network Solutions offered by the Company include automated medical fee auditing, preferred provider services, and retrospective utilization review.

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

      Certain other states permit payors to pay workers’ compensation medical costs limited to usual and customary charges for the relevant community. The Company provides automated medical fee auditing to assist its customers in verifying that the fees charged by workers’ compensation healthcare providers comply with state fee schedules, or are consistent with usual and customary charges.

      The Company offers its fee schedule auditing through an automated medical bill review service called MedCheck, which combines automated data reporting and transmission capabilities. MedCheck consists of an online computer-based information system comprised of a proprietary software program which stores and accesses state-mandated fee schedules and usual and customary charge information.

      MedCheck is also being utilized for the review of medical charges under certain non-workers’ compensation insurance coverages. The MedCheck service provides the following capabilities:

•	Checking for provider charges which exceed charges allowable under fee schedules or usual and customary charges, in accordance with the requirements of the relevant jurisdiction

•	Repricing provider bills to contractual PPO reimbursement levels

•	Checking for duplicate billing

•	Checking for billed services or procedures that are excessive, unnecessary or unrelated to treating the particular medical problem

•	Checking for “unbundled” billings where the medical services performed are billed in components, resulting in higher total charges than would be the case if the services were billed in the aggregate

•	Engaging in on-site processing of claims

•	Sending claims data directly to carriers’ databases, thereby reducing costs due to repetitive or erroneous data entry

•	PPO management

•	Internet-based reporting tools

•	Pharmacy review

      These systems can be accessed by insurers through the Company’s wide area network (“WAN”) as well as through its website and virtual private networks (“VPNs”). When installed on-site at an insurer, the MedCheck suite can accept electronic data interfaces (“EDIs”) from CorVel and other sources. This system automates the reimbursement of providers, allows for the application of all MedCheck fees to the individual claim file and eliminates the need for manual redundant data entry of MedCheck results by the carriers’ claims personnel. In addition, MedCheck can send its own files on to the mainframe claims administration systems of major insurers and other payors. The system is designed for easy access by claims adjusters and includes functionality for such part-time users within the claims payment environment.

      MedCheck includes an artificial intelligence (“AI”) module, called First Review, which allows insurers to incorporate the latest in software intelligence as the software uses rules to determine greater bill review savings. An important element of the Company’s business strategy is to introduce MedCheck to additional existing branch offices and increase its use by current customers. The Company plans to continue to invest in the expansion of its MedCheck medical review software to better serve the claims processing needs of customers through automated access.

      CorVel customers can utilize MedCheck’s service bureau capabilities to outsource their bill review processing needs, process varying portions of their workload from their own sites, or utilize MedCheck on an application service provider (“ASP”) basis. Through the ASP, the claims administration organization can access the Med Check software over the Internet and process all, or a portion of their claims, themselves. ASP processing provides payors the MedCheck capabilities without the need for the payors to invest heavily in computer systems, software support, and maintenance or the administration of the many information databases critical to proper medical reimbursement adjudication.

Preferred Provider Organization

      Preferred Provider Organizations (PPOs) are groups of hospitals, physicians and other healthcare providers that offer services at pre-negotiated rates to employee groups. The Company believes that PPO networks offer the employer an additional means of managing workers’ compensation costs by reducing the per-unit price of medical services provided to employees. The Company launched its CorCare network in 1992 and provides its customers with access to its PPO network, including more than 500,000 healthcare providers nationwide.

      PPO providers are selected based on criteria such as quality, range of services, price and location, and each one is evaluated and credentialed, then re-credentialed bi-annually by the Company. Throughout this evaluation process, the CorCare networks are able to provide hospital, physician and special ancillary medical discounts while maintaining quality care.

      CorVel is committed to a long-term strategy of network development, providing comprehensive networks to our customers, and customization of networks to meet the specific needs of our customers. The Company believes that a combination of the National PPO Director’s strength and presence and the PPO Developer’s commitment and community involvement enables CorVel to build, support and strengthen its PPO in size, quality, depth of discounts, and commitment to service.

      Over 80% of the providers in our network are directly contracted. CorVel does maintain some leased network access agreements only to the extent to which they provide broader network access capabilities, such as size, demographics and discounts, and to the extent that they enable CorVel to provide prompt response to network expansion requests while maintaining quality assurance controls.

      In total, CorVel has more than 220 national, regional and local personnel supporting the CorCare network. This number includes our National PPO Director, National PPO Contracting Manager and contracting staff, in addition to 70 locally based PPO developers who are responsible for local recruitment, contract negotiations, credentialing and re-credentialing of providers, and working with customers to develop customer specific provider networks. Each Bill Review Unit has Provider Relations support staff to address provider grievances and other billing issues.

      Bills submitted from preferred providers are identified through the MedCheck bill review process, and the submitted charges are then audited against the PPO schedule and against any applicable fee schedule or usual and customary charges. The fee approved for payment is the lower of the submitted charges or the lowest allowable fee identified. Some of the features of the Company’s PPO network services include: national networks for all coverages, board certified physicians, automated provider credentialing, patient channeling, online provider look-up and printable directories.

      CorVel has the capability to provide checkwriting services for its customers. The provider payment check can be added to the bill analysis to produce one combined document, which is mailed to the provider.

      The Company offers online provider look-up on its website where users can locate providers in their area, see a map, get door to door driving directions or print a directory.

Retrospective Utilization Review

      The Company offers a full line of retrospective utilization services for all medical bills including PPO management, medical bill repricing, line-item bill review, professional nurse review, DRG validation and fee negotiation. The service, named MedCheck Select, is designed to maximize savings opportunities and increase efficiencies for customers.

      CorVel offers cost containment by examining medical bills to verify that payors are only charged for services actually delivered and that charges reflect current billing levels for comparable service.

      CorVel uses a combination of industry standard usual and customary databases, as well as a proprietary nationwide database of usual and customary charges for inpatient care. The inpatient database provides usual and customary charges for the detailed charges, which are specified on the itemized hospital bill. MedCheck Select employs experienced fee negotiators who work with providers to reach agreement on the proper level of reimbursement.

      MedCheck Select service:

•	Assures that billed charges are usual and customary

•	Confirms services were medically necessary

•	Reduces claim costs through negotiated agreements

•	Substantiates, by report, charges over usual and customary

•	Supports the payor and patient in all appeals

•	Reviews Out-of-Network bills

•	Provides a proprietary hospital usual and customary database

•	Reviews professional nurses

•	Provides expert fee negotiations

•	Validates diagnostic related groups

•	Is HIPAA and AB1455 compliant

Directed Care Networks

      CorVel has expanded its preferred provider organization with a directed care network. CorCare Select, CorVel’s directed care service line, offers an automated service ordering and status management system through CorVel’s CareMC website. Our network service offers timely appointments and preferred pricing. Orders are fulfilled using local, preferred providers and billing and reimbursement for each transaction is automatically processed. Services also include web-based request for service, a call center, and online reporting.

      CorCare Select services include:

•	Independent Medical Examinations

•	Diagnostic Imaging

•	Durable Medical Equipment

•	Physical Therapy

•	Chiropractic

Patient Management Services

      In addition to its network solutions, the Company offers CorCase, a range of patient management services, which involve working on a one-on-one basis with injured employees and their various healthcare professionals, employers and insurance company claims professionals. Patient management services are designed to monitor the medical necessity and appropriateness of healthcare services provided to workers’ compensation claimants and to expedite their return to work. The Company offers these services on a stand-alone basis, or as an integrated component of its medical cost containment services.

      CorCase is CorVel’s line of case management solutions for the managed care industry. The CorCase suite of services includes: first notice of loss, early intervention, utilization management, telephonic case management, on-site case management, peer review, vocational rehabilitation, Medicare set asides and life care planning.

      CorCase utilizes CorVel’s proprietary Advocacy software to help case managers determine available indemnity payments from the employer and coordinate case management information and issues. Protocols regarding length of disability are incorporated to guide the management of cases. Management and operations reports, electronic data interchange and billing are additional features of the software.

Medical Case Management

      The Company offers medical case management services where the injury is catastrophic or complex in nature, or where prolonged recovery is anticipated. The medical management components of CorVel’s program focuses on medical intervention, management and appropriateness. In these cases, the Company’s case managers confer with the attending physician, other providers, the patient and the patient’s family to identify the appropriate rehabilitative treatment and most cost-effective healthcare alternatives. The program is geared towards offering the injured party prompt access to appropriate medical providers who will provide quality cost-effective medical care. Case managers may coordinate the services or care required and may arrange for special pricing of the required services.

Telephonic Case Management

      Telephonic case management is designed to facilitate and promote patient care and patient progression through the healthcare system. The case manager, through telephonic contact with the patient and/or family, facilitates communication between the patient, insurer, and healthcare providers in order to accelerate return to work.

Vocational Rehabilitation

      In certain states, vocational rehabilitation is a legislated benefit of workers’ compensation, which assists the employee’s return to former employment or another job function with similar economic value. The Company offers vocational services to reduce workers’ compensation costs and expedite the injured employee’s return to work.

      CorVel offers vocational services to evaluate the claimant’s education, training, and experience. Vocational services include work capacity assessments, job analysis, transferable skill analysis, job modification, vocational testing, job placement assistance, labor market surveys and retraining. By working with the employer, the Company’s case managers can provide job modification or light-duty alternatives until the physician lifts the claimant’s physical restrictions. In addition, CorVel can evaluate partial payment claims if the claimant returns to work in a new position, working for less than their pre-injury wage.

Early Intervention

      The Company believes that the earlier it becomes involved in an episode of care, the greater the impact on the healthcare outcome. The Company’s early intervention program begins a series of steps that are designed to promote an employee’s timely return-to-work including immediate telephonic assessment to ensure that an appropriate course of treatment is established and adhered to through the entire episode of care. CorVel’s early intervention program features: automated, immediate notification, immediate patient assessment, clinical protocols and guidelines, channeling to preferred providers, private labeling options, and telephonic case management.

Utilization Management

      Utilization Management programs preview proposed ambulatory care to determine: appropriateness, frequency, duration and setting. These programs utilizing experienced RN’s, proprietary medical treatment protocols, and expert systems technology in an effort to avoid unnecessary treatments and associated costs. Processes in Utilization Management include: review injury, diagnosis, and treatment plan; contact and negotiate provider’s treatment requirements; certify appropriateness of treatment parameters and/or additional treatment requests; and respond to provider requests for additional treatment.

Precertification of Hospitalization

      The pre-admission certification program verifies the medical necessity of proposed hospital admissions, and determines the appropriate length of stay. The CorVel staff of nurses and reviewers, assisted by an automated medical rules/protocols system and backed up by physician consultants, individually evaluates every hospital admissions request. Precertification objectives include the following: determine appropriateness of proposed or emergent hospitalization; determine the medical necessity for hospital admission/inpatient care; explore alternatives to inpatient treatment; if inpatient care is required, determine the appropriate length of stay and monitor the patient’s condition throughout the hospitalization to prevent unnecessary inpatient days; channel the patient to a CorVel PPO provider/facility; and develop and implement a timely discharge plan.

Inpatient Utilization Review

      The Company offers precertification and concurrent utilization review services. The Company’s precertification service is designed to be utilized prior to the injured employee’s admission to the hospital. Upon notification by a claims manager or employer, a Company nurse reviews the appropriateness of the proposed plan of care, the need for inpatient hospitalization, and the appropriate length of stay. Under the Company’s concurrent review service the nurse reviewers monitor the medical necessity and appropriateness of the patient’s continued hospitalization through regular contact with the hospital and the patient’s physician and may identify cases that lend themselves to alternate treatment settings or home care.

CareMC

      The Company continues to invest in and develop its business-to-business CareMC website. CareMC connects employers, claims professionals, providers and case managers, and is designed to accelerate the resolution of claims and reduce costs. CareMC integrates all of the claims management processes involved in the life of a claim, and extends the automated processing of incident reporting to other components of claims management. CareMC is intended to serve the healthcare and claims needs of insurers and employers managing employee disability insurance losses. The CareMC website provides direct access to CorVel’s managed care services and is also designed to function as an ASP through which other managed care providers can supply their services to major employers and insurers nationwide.

      The CareMC website facilitates healthcare transaction processing. Information gathered in CareMC is immediately consolidated and available to payors, claims professionals, case managers and treating physicians. Using artificial intelligence techniques, the website provides situation alerts and event triggers, to facilitate prompt and effective decisions. Users of CareMC can quickly see where event outliers are occurring within the claims management process. If costs exceed pre-determined thresholds or activities fall outside expected timelines, decision-makers can be quickly notified. Large amounts of information are consolidated and summarized to help customers focus on the critical issues.

      CareMC offers a suite of online services and solutions that unite multiple claims management and managed care professionals in real-time, and on a single website, to create a seamless, unified process for claims. This suite of solutions for managed care professionals includes:

      Referral Basket: The Referral Basket provides users access to submit first notice of loss and various requests for service. The referral basket is a central access point to contact multiple managed care professionals from multiple resources, facilitating instant access to claims information. Referrals are automatically routed to the preferred managed care provider and confirmed as received in real-time.

      Claims Center: The Claims Center helps claims professionals organize and prioritize their claims. Claims professionals can access comprehensive, detailed information on open, closed or pending claims from multiple managed care providers. Through the CareMC Claims Center, the claims professional can interact with multiple managed care providers in real time, accessing real time claims updates or request service on a claim.

      Bill Review: With CareMC Bill Review, claims professionals can review and approve medical bills from their desktop. Users can access bill review status instantly, review scanned bills, and authorize payments online based on fee schedules and PPO agreements. Additionally, the claims professionals can reimburse providers for services directly after the bill has been approved for payment in real time.

      Reporting Center: The Reporting Center collects a myriad of critical details from multiple sources, then organizes and delivers that information in real time. CareMC helps claims professionals by sorting, simplifying and formatting comprehensive case data. Reports can be tailored to highlight individual critical cases or summarized to highlight priority trends. Through the CareMC Reporting Center, claims professionals can view timely status reports and cost updates, flag priority issues, tailor reports to highlight urgent cases or summarize important trends, and perform cost and savings analyses.

Customers and Marketing

      The Company’s customers primarily are workers’ compensation insurers and, to a lesser extent, TPAs and self-administered employers. Many claims management decisions in workers’ compensation are the responsibility of the local claims office of national or regional insurers. The Company’s national branch office network has been established to enable the Company to market and offer its services at both a local and national account level. The Company is placing increasing emphasis on national account marketing. The marketing activities of the Company are conducted by account executives located in key geographic areas. No single customer of the Company represented more than 10% of revenues in fiscal 2002, 2003 or 2004.

Competition and Market Conditions

      The healthcare cost containment industry is highly fragmented and competitive, and is subject to shifting customer requirements, frequent introductions of new products and services, increased marketing activities of other industry participants, and legislative reforms. The Company expects intensity of competition to increase in the future as existing competitors continue to develop their products and services and as new companies enter the Company’s market. The Company’s primary competitors in the workers’ compensation market include some large insurance carriers which offer one or more services similar to those offered by the Company, HMOs and numerous independent companies, typically on a local or regional basis. The Company also competes with national and local firms specializing in utilization review and with major insurance carriers and TPAs which have implemented their own internal utilization review services. Many of the Company’s competitors are significantly larger and have greater financial and marketing resources than the Company. Moreover, the Company’s customers may establish the in-house capability of performing services offered by the Company. If the Company is unable to compete effectively, it will be difficult for the Company to add and retain customers, and the Company’s business, financial condition and results of operations will be seriously harmed.

      Legislative reforms in some states permit employers to designate health plans such as HMOs and PPOs to cover workers’ compensation claimants. Because many health plans have the capacity to manage healthcare for workers’ compensation claimants, such legislation may intensify competition in the market served by the Company.

      The Company believes that declines in workers’ compensation costs in these states are due principally to intensified efforts by payors to manage and control claim costs, to improved risk management by employers and to legislative reforms. If declines in workers’ compensation costs occur in many states and persist over the long-term, they may have an adverse impact on the Company’s business, financial condition and results of operations.

      The Company believes the principal factors that generally determine a company’s competitive advantage in the Company’s market include the following: specialization in workers’ compensation, breadth of services, ability to offer local services on a nationwide basis, information management systems and independence from insurance carriers. There can be no assurance that the Company will be successful in all or any of these areas that the Company believes contribute to competitive advantage, or that the Company will be able to compete successfully against current or potential competitors, or that competition will not have a material adverse effect on the Company’s business, financial condition and results of operations.

Government Regulation

General

      Managed healthcare programs for workers’ compensation are subject to various laws and regulations. Both the nature and degree of applicable government regulation vary greatly depending upon the specific activities involved. Generally, parties that actually provide or arrange for the provision of healthcare services, assume financial risk related to the provision of those services, or undertake direct responsibility for making payment or payment decisions for those services, are subject to a number of complex regulatory schemes that govern many aspects of their conduct and operations.

      In contrast, the management and information services provided by the Company to its customers typically have not been the subject of regulation by the federal government or the states. Since the managed healthcare field is a rapidly expanding and changing industry and the cost of providing healthcare continues to increase, it is possible that the applicable state and federal regulatory frameworks will expand to have a greater impact upon the conduct and operation of the Company’s business.

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

Health Insurance Portability and Accountability Act of 1996

      The Health Insurance Portability and Accountability Act of 1996, or HIPAA, requires the adoption of standards for the exchange of health information in an effort to encourage overall administrative simplification and to enhance the effectiveness and efficiency of the healthcare industry. Pursuant to HIPAA, the Secretary of the Department of Health and Human Services has issued final rules concerning the privacy and security of health information, the establishment of standard transactions and code sets. The HIPAA requirements only apply to covered entities, which include health plans, healthcare clearinghouses, and healthcare providers that transmit any health information in electronic form. The Company’s network solutions services may be subject to HIPAA obligations through business associate agreements with our customers. We are also indirectly regulated by HIPAA as a plan sponsor of a healthcare benefit plan for our own employees.

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

Medical Cost Containment Legislation

      Historically, governmental strategies to contain medical costs in the workers’ compensation field have been generally limited to legislation on a state-by-state basis. For example, many states have implemented fee schedules that list maximum reimbursement levels for healthcare procedures. In certain states that have not authorized the use of a fee schedule, the Company adjusts bills to the usual and customary levels authorized by the payor. Opportunities for the Company’s services could increase if more states legislate additional cost containment strategies. Conversely, the Company would be adversely affected if states elect to reduce the extent of medical cost containment strategies available to insurance carriers and other payors, or adopt other strategies for cost containment that would not support a demand for the Company’s services.

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

Shareholder Rights Plan

      During fiscal 1997, the Company’s Board of Directors approved the adoption of a Shareholder Rights Plan. The Shareholder Rights Plan provides for a dividend distribution to CorVel stockholders of one preferred stock purchase right for each outstanding share of CorVel’s common stock. In April, 2002, the Board of Directors of CorVel approved an amendment to the Company’s existing stockholder rights agreement to extend the expiration date of the rights to February 10, 2012, increase the initial exercise price of each right to $118 and enable Fidelity Management & Research Company and its affiliates to purchase up to 18% of the shares of common stock of the Company without triggering the stockholder rights. The limitations under the stockholder rights agreement remain in effect for all other stockholders of the Company. The stockholder rights agreement was originally adopted and approved in 1997. The rights are designed to assure that all stockholders receive fair and equal treatment in the event of any proposed takeover of the Company and to encourage a potential acquirer to negotiate with the Board of Directors prior to attempting a takeover. The rights have an exercise price of $118 per right, subject to subsequent adjustment. The rights trade with the Company’s common stock, and will not be exercisable until the occurrence of certain takeover-related events.

      Generally, the Shareholder Rights Plan provides that if a person or group acquires 15% or more of the Company’s common stock without the approval of the Board, subject to certain exception, the holders of the rights, other than the acquiring person or group, would, under certain circumstances, have the right to purchase additional shares of the Company’s common stock having a market value equal to two times the then-current exercise price of the right.

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

Employees

      As of March 31, 2004, CorVel had 3,215 employees, including nurses, therapists, counselors and other employees. No employees are represented by any collective bargaining unit. Management believes the Company’s relationship with its employees to be good.

Available Information

      Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, and other filings made with the Securities and Exchange Commission such as reports pursuant to Section 16 of the Securities Exchange Act of 1934, are available free of charge through our website (http://www.corvel.com, under the Investor Relations section) as soon as reasonably practicable after such reports are electronically filed with, or furnish it to, the Securities and Exchange Commission. The inclusion of our web site address in this report does not include or incorporate by reference into this report any information on our web site.

Risk Factors

      Past financial performance is not necessarily a reliable indicator of future performance, and investors in the Company’s common stock should not use historical performance to anticipate results or future period trends. Investing in the Company’s common stock involves a high degree of risk. Investors should consider carefully the following risk factors, as well as the other information in this report and the Company’s other filings with the Securities and Exchange Commission, including the Company’s consolidated financial statements and the related notes, before deciding whether to invest or maintain an investment in shares of the Company’s common stock. If any of the following risks actually occurs, the Company’s business, financial condition and results of operations would suffer. In this case, the trading price of the Company’s common stock would likely decline. The risks described below are not the only ones the Company faces. Additional risks that the Company currently does not know about or that the Company currently believes to be immaterial also may impair the Company’s business operations.

      Changes in government regulations could increase the Company’s cost of operations and/or reduce the demand for the Company’s services.

      Many states, including a number of those in which the Company transacts business, have licensing and other regulatory requirements applicable to the Company’s business. Approximately half of the states have enacted laws that require licensing of businesses which provide medical review services such as the Company. Some of these laws apply to medical review of care covered by workers’ compensation. These laws typically establish minimum standards for qualifications of personnel, confidentiality, internal quality control and dispute resolution procedures. These regulatory programs may result in increased costs of operation for the Company, which may have an adverse impact upon the Company’s ability to compete with other available alternatives for healthcare cost control. In addition, new laws regulating the operation of managed care provider networks have been adopted by a number of states. These laws may apply to manage care provider networks having contracts with the Company or to provider networks which the Company may organize. To the extent the Company is governed by these regulations, it may be subject to additional licensing requirements, financial and operational oversight and procedural standards for beneficiaries and providers.

      Regulation in the healthcare and workers’ compensation fields is constantly evolving. The Company is unable to predict what additional government initiatives, if any; affecting its business may be promulgated in the future. The Company’s business may be adversely affected by failure to comply with existing laws and regulations, failure to obtain necessary licenses and government approvals or failure to adapt to new or modified regulatory requirements. Proposals for healthcare legislative reforms are regularly considered at the federal and state levels. To the extent that such proposals affect workers’ compensation, such proposals may adversely affect the Company’s business, financial condition and results of operations.

      In addition, changes in workers’ compensation, auto and managed health care laws or regulations may reduce demand for the Company’s services, require the Company to develop new or modified services to meet the demands of the marketplace or reduce the fees that the Company may charge for its services. One proposal which has been considered by Congress and certain state legislatures is 24-hour health coverage, in which the coverage of traditional employer-sponsored health plans is combined with workers’ compensation coverage to provide a single insurance plan for work-related and non-work-related health problems. Incorporating workers’ compensation coverage into conventional health plans may adversely affect the market for the Company’s services because some employers would purchase 24 hour coverage from group health plans which could reduce the demand for CorVel’s workers compensation customers.

      The Company’s quarterly sequential revenue growth may not continue to increase in the future. As a result, the Company may fail to meet or exceed the expectations of investors or securities analysts which could cause the Company’s stock price to decline.

      The Company’s quarterly sequential revenue growth may not continue to increase in the future as a result of a variety of factors, many of which are outside of the Company’s control. If the Company’s quarterly sequential revenue growth falls below the expectations of investors or securities analysts, the price of the Company’s common stock could decline substantially. Fluctuation or declines in quarterly sequential revenue growth may be due to a number of factors, including, but not limited to, those listed below and identified throughout this “Risk Factors” section the decline in the manufacturing employment, the decline in workers’ compensation claims, the considerable price competition given the flat-to-declining market, the increase in competition, and the changes and the potential changes in state workers’ compensation and auto managed care laws which can reduce demand for the Company’s services. These factors create an environment where revenue and margin growth is more difficult to attain and where revenue growth is less certain than historically experienced. Additionally, the Company’s technology and preferred provider network face competition from companies that have more resources available to them than the Company does. Also, some customers may handle their managed care services in-house and may reduce the amount of services which are outsourced to managed care companies such as CorVel Corporation.

      These factors could cause the market price of the Company’s Common Stock to fluctuate substantially. Specifically, the year-to-year percentage growth in operating results for the Company’s four most recently completed fiscal years was lower than the growth rates historically experienced by the Company. The Company’s slower growth rate in those fiscal years was partially attributable to a reduction in the growth rate of healthcare expenditures nationally, contributing to a reduction in the growth of claims processed by the Company. There can be no assurance that the Company’s growth rate in the future, if any will be at or near historical levels.

      In addition, the stock market has in the past experienced price and volume fluctuations that have particularly affected companies in the healthcare and managed care markets resulting in changes in the market price of the stock of many companies which may not have been directly related to the operating performance of those companies.

      Due to the foregoing factors, and the other risks discussed in this report, investors should not rely on quarter-to-quarter comparisons of the Company’s results of operations as an indication of its future performance.

      Exposure to possible litigation and legal liability may adversely affect the Company’s business, financial condition and results of operations.

      The Company, through its utilization management services, makes recommendations concerning the appropriateness of providers’ medical treatment plans of patients throughout the country, and as a result, could be exposed to claims for adverse medical consequences. The Company does not grant or deny claims for payment of benefits and the Company does not believe that it engages in the practice of medicine or the delivery of medical services. There can be no assurance, however, that the Company will not be subject to claims or litigation related to the authorization or denial of claims for payment of benefits or allegations that the Company engages in the practice of medicine or the delivery of medical services.

      In addition, there can be no assurance that the Company will not be subject to other litigation that may adversely affect the Company’s business, financial condition or results of operations, including but not limited to being joined in litigation brought against the Company’s customers in the managed care industry. The Company maintains professional liability insurance and such other coverages as the Company believes are reasonable in light of the Company’s experience to date. There can be no assurance; however, that such insurance will be sufficient or available in the future at reasonable cost to protect the Company from liability which might adversely affect the Company’s business, financial condition or results of operations.

      The Company’s failure to compete successfully could make it difficult for the Company to add and retain customers and could reduce or impede the growth of the Company’s business.

      The Company faces competition from PPOs, TPAs and other managed healthcare companies. The Company believes that as managed care techniques continue to gain acceptance in the workers’ compensation marketplace, CorVel’s competitors will increasingly consist of nationally focused workers’ compensation managed care service companies, insurance companies, HMOs and other significant providers of managed care products. Legislative reforms in some states permit employers to designate health plans such as HMOs and PPOs to cover workers’ compensation claimants. Because many health plans have the ability to manage medical costs for workers’ compensation claimants, such legislation may intensify competition in the markets served by the Company. Many of the Company’s current and potential competitors are significantly larger and have greater financial and marketing resources than those of the Company, and there can be no assurance that the Company will continue to maintain its existing clients or its past level of operating performance or be successful with any new products or in any new geographical markets it may enter.

      Healthcare providers are becoming increasingly resistant to the application of certain healthcare cost containment techniques, which could cause the Company’s revenue to decrease.

      Healthcare providers have become more active in their efforts to minimize the use of certain cost containment techniques and are engaging in litigation to avoid application of certain cost containment practices. Recent litigation between healthcare providers and insurers has challenged certain insurers’ claims adjudication and reimbursement decisions. Although these lawsuits do not directly involve us or any services that we provide, these cases could affect the use by insurers of certain cost containment services that we provide, and could result in a decline in revenue from our cost containment line of business.

      A change in market dynamics may harm the Company’s results of operations.

      Within the past few years, several states have experienced a decline in the number of workers’ compensation claims and the average cost per claim which have been reflected in workers’ compensation insurance premium rate reductions in those states. The Company believes that declines in workers’ compensation costs in these states are due principally to intensified efforts by payors to manage and control claim costs, to improved risk management by employers and to legislative reforms. If declines in workers’ compensation costs occur in many states and persist over the long-term, they may have an adverse impact on the Company’s business, financial condition and results of operations.

      The Company provides an outsource service to payors of workers compensation and auto healthcare benefits. These payors include insurance companies, TPA’s, municipalities, state funds, and self-insured, self-administered employers. If these payors reduce the amount of work they outsource, the Company’s results of operations could be adversely affected.

      If the average annual growth in nationwide employment does not offset declines in the frequency of workplace injuries and illnesses, then the size of our market may decline and adversely affect our ability to grow.

      The rate of injuries that occur in the workplace has decreased over time. Although the overall number of people employed in the workplace has generally increased over time, this increase has only partially offset the declining rate of injuries and illnesses. Our business model is based, in part, on our ability to expand our relative share of the market for the treatment and review of claims for workplace injuries and illnesses. If nationwide employment does not increase or experiences periods of decline, or if workplace injuries and illnesses continue to decline at a greater rate than the increase in total employment, our ability to expand our revenue and earnings could be unfavorably impacted.

      If the utilization by healthcare payors of early intervention services continues to increase, the revenue from our later stage network and healthcare management services could be negatively affected.

      The performance of early intervention services, including injury occupational healthcare, first notice of loss, and telephonic case management services, often result in a decrease in the average length of, and the total costs associated with, a healthcare claim. By successfully intervening at an early stage in a claim, the need for additional cost containment services for that claim often can be reduced or even eliminated. As healthcare payors continue to increase their utilization of early intervention services, the revenue from our later stage network and healthcare management services may decrease.

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

      The failure to attract and retain qualified or key personnel may prevent the Company from effectively developing, marketing, selling, integrating and supporting its services.

      The Company is dependent to a substantial extent upon the continuing efforts and abilities of certain key management personnel. In addition, the Company faces competition for experienced employees with professional expertise in the workers’ compensation managed care area. The loss of, or the inability to attract, qualified employees, especially V. Gordon Clemons, Chairman and President, could have a material unfavorable effect on the Company’s business and results of operations.

      If the Company fails to manage its growth effectively, it may be unable to execute its business plan, maintain high levels of service or adequately address competitive challenges.

      The Company’s strategy is to continue its internal growth and, as strategic opportunities arise in the workers’ compensation managed care industry, to consider acquisitions of, or relationships with, other companies in related lines of business. As a result, the Company is subject to certain growth-related risks, including the risk that it will be unable to retain personnel or acquire other resources necessary to service such growth adequately. Expenses arising from the Company’s efforts to increase its market penetration may have a negative impact on operating results. In addition, there can be no assurance that any suitable opportunities for strategic acquisitions or relationships will arise or, if they do arise that the transactions contemplated thereby could be completed. If such a transaction does occur, there can be no assurance that the Company will be able to integrate effectively any acquired business into the Company. In addition, any such transaction would be subject to various risks associated with the acquisition of businesses, including, but not limited to, the following:

•	an acquisition may negatively impact the Company’s results of operations because it may require incurring large one-time charges, substantial debt or liabilities; it may require the amortization or write down of amounts related to deferred compensation, goodwill and other intangible assets; or it may cause adverse tax consequences, substantial depreciation or deferred compensation charges;

•	the Company may encounter difficulties in assimilating and integrating the business, technologies, products, services, personnel or operations of companies that are acquired, particularly if key personnel of the acquired company decide not to work for the Company;

•	an acquisition may disrupt ongoing business, divert resources, increase expenses and distract management;

•	the acquired businesses, products, services or technologies may not generate sufficient revenue to offset acquisition costs;

•	the Company may have to issue equity securities to complete an acquisition, which would dilute stockholders and could adversely affect the market price of the Company’s common stock; and

•	acquisitions may involve the entry into a geographic or business market in which the Company has little or no prior experience.

      There can be no assurance that the Company will be able to identify or consummate any future acquisitions or other strategic relationships on favorable terms, or at all, or that any future acquisition or other strategic relationship will not have an adverse impact on the Company’s business or results of operations. If suitable opportunities arise, the Company anticipates that it would finance such transactions, as well as its internal growth, through working capital or, in certain instances, through debt or equity financing. There can be no assurance, however, that such debt or equity financing would be available to the Company on acceptable terms when, and if, suitable strategic opportunities arise.

      Our Internet-based services are dependent on the development and maintenance of the Internet infrastructure.

      We deploy our CareMC and, to a lesser extent, MedCheck services over the Internet. Our ability to deliver our Internet-based services is dependent on the development and maintenance of the infrastructure of the Internet by third parties. This includes maintenance of a reliable network backbone with the necessary speed, data capacity and security, as well as timely development of complementary products, such as high-speed modems, for providing reliable Internet access and services. The Internet has experienced, and is likely to continue to experience, significant growth in the number of users and the amount of traffic. If the Internet continues to experience increased usage, the Internet infrastructure may be unable to support the demands placed on it. In addition, the performance of the Internet may be harmed by increased usage.

      The Internet has experienced a variety of outages and other delays as a result of damages to portions of its infrastructure, and it could face outages and delays in the future. These outages and delays could reduce the level of Internet usage, as well as the availability of the Internet to us for delivery of our Internet-based services. In addition, our customers who use our Web-based services depend on Internet service providers, online service providers and other Web site operators for access to our Web site. All of these providers have experienced significant outages in the past and could experience outages, delays and other difficulties in the future due to system failures unrelated to our systems. Any significant interruptions in our services or increases in response time could result in a loss of potential or existing users, and, if sustained or repeated, could reduce the attractiveness of our services.

      Demand for our services could be adversely affected if our prospective customers are unable to implement the transaction and security standards required under HIPAA.

      For some of our network services, we routinely implement electronic data interfaces (“EDIs”) to our customers’ locations that enable the exchange of information on a computerized basis. To the extent that our customers do not have sufficient personnel to implement the transactions and security standards required by HIPAA or to work with our information technology personnel in the implementation of our electronic interfaces, the demand for our network services could decline.

      An interruption in the Company’s ability to access critical data may cause customers to cancel their service and/or may reduce the Company’s ability to effectively compete.

      Certain aspects of the Company’s business are dependent upon its ability to store, retrieve, process and manage data and to maintain and upgrade its data processing capabilities. Interruption of data processing capabilities for any extended length of time, loss of stored data, programming errors or other system failures could cause customers to cancel their service and could have a material adverse effect on the Company’s business and results of operations. The Company is currently in the process of installing new company-wide management information software and there can be no assurance that the installation of this new system will proceed according to plan.

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

      The introduction of software products incorporating new technologies and the emergence of new industry standards could render the Company’s existing software products less competitive, obsolete or unmarketable.

      There can be no assurance that the Company will be successful in developing and marketing new software products that respond to technological changes or evolving industry standards. If the Company is unable, for technological or other reasons, to develop and introduce new software products cost-effectively in a timely manner in response to changing market conditions or customer requirements, the Company’s business, results of operations and financial condition may be adversely affected.

      Developing or implementing new or updated software products and services may take longer and cost more than expected. The Company relies on a combination of internal development, strategic relationships, licensing and acquisitions to develop its software products and services. The cost of developing new healthcare information services and technology solutions is inherently difficult to estimate. The Company’s development and implementation of proposed software products and services may take longer than originally expected, require more testing than originally anticipated and require the acquisition of additional personnel and other resources. If the Company is unable to develop new or updated software products and services cost-effectively on a timely basis and implement them without significant disruptions to the existing systems and processes of the Company’s customers, the Company may lose potential sales and harm its relationships with current or potential customers.

      A breach of security may cause the Company’s customers to curtail or stop using the Company’s services.

      The Company relies largely on its own security systems, confidentiality procedures and employee nondisclosure agreements to maintain the privacy and security of its [and its customers’] proprietary information. Accidental or willful security breaches or other unauthorized access by third parties to the Company’s information systems, the existence of computer viruses in the Company’s data or software and misappropriation of the Company’s proprietary information could expose the Company to a risk of information loss, litigation and other possible liabilities which may have a material adverse effect on the Company’s business, financial condition and results of operations. If security measures are breached because of third-party action, employee error, malfeasance or otherwise, or if design flaws in the Company’s software are exposed and exploited, and, as a result, a third party obtains unauthorized access to any customer data, the Company’s relationships with its customers and its reputation will be damaged, the Company’s business may suffer and the Company could incur significant liability. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, the Company may be unable to anticipate these techniques or to implement adequate preventative measures.

      Changes in the accounting treatment of stock options could adversely affect the Company’s results of operations.

      The Financial Accounting Standards Board has recently announced its tentative decision to require companies to expense employee stock options in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, for financial reporting purposes, effective in 2005. Such stock option expensing would require the Company to value its employee stock option grants pursuant to a binomial valuation formula, and then amortize that value against the Company’s reported earnings over the vesting period in effect for those options. The Company currently accounts for stock-based awards to employees in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and has adopted the disclosure-only alternative of SFAS 123. If the Company is required to expense employee stock options in the future, this change in accounting treatment would materially and adversely affect the Company’s reported results of operations as the stock-based compensation expense would be charged directly against the Company’s reported earnings. For an illustration of the effect of such a change on the Company’s recent results of operations, see Note A of Notes to Consolidated Financial Statements. Participation by the Company’s employees in the Company’s employee stock purchase plan may trigger additional compensation charges if the proposed amendments to SFAS 123 are adopted.

Item 2.	Properties.

      The Company’s principal executive office is located in Irvine, California in approximately 6,600 square feet of leased space. The lease expires in September 2007. The Company leases its branch offices in 49 states, which range in size from 1,000 square feet up to approximately 16,000 square feet. The lease terms for the branch offices range from monthly to seven years. The Company believes that its facilities are adequate for its current needs and that suitable additional space will be available as required.

Item 3.	Legal Proceedings.

      The Company is involved in litigation arising in the normal course of business. The Company believes that resolution of these matters will not result in any payment that, in the aggregate, would be material to the financial position or financial operations of the Company.

Item 4.	Submission of Matters to a Vote of Security Holders.

      There were no matters submitted to a vote of stockholders during the quarter ended March 31, 2004.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuers Purchases of Equity Securities

Market Information

      The Company’s Common Stock is traded on the NASDAQ National Market under the symbol CRVL. The quarterly high and low sales prices for the Company’s Common Stock for fiscal years 2003 and 2004 as reported by NASDAQ are set forth below for the periods indicated:

	High	Low

Fiscal Year Ended March 31, 2003:
Quarter Ended June 30, 2002:	$35.87	$29.50
Quarter Ended September 30, 2002:	34.71	27.70
Quarter Ended December 31, 2002:	36.60	29.09
Quarter Ended March 31, 2003:	36.30	30.30
Fiscal Year Ended March 31, 2004:
Quarter Ended June 30, 2003:	$36.14	$29.86
Quarter Ended September 30, 2003:	38.78	34.20
Quarter Ended December 31, 2003:	38.15	32.63
Quarter Ended March 31, 2004:	40.80	34.02

      Holders. As of May 28, 2004, there were 1,142 holders of record of the Company’s Common Stock. The Company has never paid any cash dividends on its Common Stock and has no current plans to do so in the foreseeable future.

      Dividends. The Company has never paid any cash dividends on its Commons Stock and has no current plans to do so in the foreseeable future. The Company intends to retain future earnings, if any, for use in the Company’s business. The payment of any future dividends on its Common Stock will be determined by the Board of Directors in light of conditions then existing, including the Company’s earnings, financial condition and requirements, restrictions in financing agreements, business conditions and other factors.

      Issuer Purchases of Equity Securities. The following table shows the number of shares repurchased by the Company for each of the months during the fourth quarter of fiscal year ended March 31, 2004:

			Total Number of	Maximum Number
	Total Number	Average	Shares Purchased	of Shares That May
	of Shares	Price Paid	as Part of Publicly	Yet Be Purchased
	Purchased	Per Share	Announced Program	Under the Program

January 1 to January 31, 2004	18,850	$38.49	5,551,107	548,893
February 1 to February 25, 2004	22,321	38.47	5,573,428	526,572

Quarter ended March 31, 2004	41,171	38.48	5,573,428	526,572

      In 1996, the Company’s Board of Directors authorized the repurchase of up to 100,000 shares of the Company’s common stock. Subsequently increased the number of shares authorized to repurchase with the most recent adjustment occurring in April 2002 which increased the number of shares authorized to repurchase to 6,100,000 shares. There is no expiration date for the plan. There were no repurchase plans which either expired or terminated during the period.

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

      As of March 31, 2004, the Company held no market risk sensitive instruments for trading purposes and the Company did not employ any derivative financial instruments, other financial instruments, or derivative commodity instruments to hedge any market risk. The Company had no debt outstanding as of March 31, 2004, and therefore, had no market risk related to debt.

Item 8.	Financial Statements and Supplementary Data.

      The Company’s consolidated financial statements, as listed under Item 15, appear in a separate section of this Annual Report on Form 10-K beginning on page 36 and is incorporated herein by this reference. The financial schedule is included below under Item 15.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

      None.

Item 9A.	Controls and Procedures.

      The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or its consolidated subsidiaries) required to be included in the reports the Company files or submits under the Securities Exchange Act of 1934.

Changes in Internal Controls

      During the most recent completed fiscal quarter covered by this report, there has been no change in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

      The information required by Item 10 is incorporated herein by reference from the sections titled “Proposal One: Election of Directors,” “Directors and Executive Officers of the Company,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance and Board Compensation — Code of Ethics and Business Conduct” appearing in the Company’s Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended March 31, 2004.

Item 11.	Executive Compensation.

      The information required by Item 11 is incorporated herein by reference from the section titled “Executive Compensation”, “Compensation Committee Interlocks and Insider Participation”, and “Compensation of Directors” except as stated therein, appearing in the Company’s Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended March 31, 2004.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by Item 12 is incorporated herein by reference from the section titled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Equity Compensation Plan Information” appearing in the Company’s Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended March 31, 2004.

Item 13.	Certain Relationships and Related Transactions.

      The information required by Item 13 is incorporated herein by reference from the section titled “Certain Transactions” appearing in the Company’s Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended March 31, 2004.

Item 14.	Principal Accountant Fees and Services

      The information required by Item 14 is incorporated herein by reference from the section titled “Principal Accountant Fees and Services” appearing in the Company’s Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended March 31, 2004.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K.

      (a)(1) Consolidated Financial Statements:

      The Company’s consolidated financial statements appear in a separate section of this Annual Report on Form 10-K beginning on the pages referenced below:

      (2) Financial Statement Schedule:

      The Company’s consolidated financial statements, as listed under Item 15(a)(1), appear in a separate section of this Annual Report on Form 10-K beginning on page 39. The Company’s financial statement schedule is as follows:

Schedule II — Valuation and Qualifying Accounts

		Additions
	Balance at	Charged to
	Beginning of	Costs and		Balance at
	Year	Expenses	Deductions	End of Year

Allowance for doubtful accounts:
Year Ended March 31, 2002:	$3,387,000	$1,967,000	$(1,719,000)	$3,635,000
Year Ended March 31, 2003:	3,635,000	1,352,000	(1,514,000)	3,473,000
Year Ended March 31, 2004:	3,473,000	2,100,000	(2,103,000)	3,470,000

      (3) Exhibits:

EXHIBITS

Exhibit
No.	Title	Method of Filing

3.1	Certificate of Incorporation of the Company	Incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002.
3.2	Bylaws of the Company	Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 Registration No. 33-40629.
10.1	Nonqualified Stock Option Agreement between V. Gordon Clemons, the Company and North Star together with all amendments and addendums thereto	Incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 Registration No. 33-40629.
10.2	Supplementary Agreement between V. Gordon Clemons, the Company and North Star	Incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 Registration No. 33-40629.
10.3	Amendment to Supplementary Agreement between Mr. Clemons, the Company and North Star	Incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1992.
10.4	Restated 1988 Executive Stock Option Plan, as amended	Incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1995.
10.5	Form of Notice of Grant of Stock Option Under the Restated 1988 Executive Stock Option	Incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994.
10.6	Form of Stock Option Agreement under the Restated 1988 Executive Stock Option Plan	Incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994.
10.7	Form of Notice of Exercise under the Restated 1988 Executive Stock Option Plan	Incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994.
10.8	Employment Agreement of V. Gordon Clemons	Incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 Registration No. 33-40629.
10.9	Restated 1991 Employee Stock Purchase Plan, as amended	Incorporated herein by reference to Exhibit 10.11 in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1995.
10.10	Fidelity Master Plan for Savings and Investment, and amendments	Incorporated herein by reference to Exhibits 10.16 and 10.16A to the Company’s Registration Statement on Form S-1 Registration No. 33-40629.
10.15	Shareholder Rights Plan	Incorporated herein by reference to the Company’s Form 8-K filed on February 28, 1997.
10.16	Amended Shareholder Rights Plan	Incorporated herein by reference to the Company’s Form 8-K filed on May 24, 2002.
21.1	Subsidiaries of the Company	Filed herewith.
23.1	Consent of Independent Certified Public Accountants	Filed herewith.

Exhibit
No.	Title	Method of Filing

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

(b)	Reports on Form 8-K during the quarter ended March 31, 2004.

      On January 22, 2004, the Company filed a report on Form 8-K to furnish disclosure under Item 12 of the report regarding the Company’s press release announcing the Company’s financial results for the quarter and nine months ended December 31, 2003.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORVEL CORPORATION

By:	/s/ V. GORDON CLEMONS

V. Gordon Clemons
Chairman, Chief Executive
Officer and President

Date: June 14, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 14, 2004.

Signature	Title

/s/ V. GORDON CLEMONS V. Gordon Clemons	Chairman, Chief Executive Officer, and President (Principal Executive Officer)

/s/ RICHARD J. SCHWEPPE Richard J. Schweppe	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ ALAN HOOPS Alan Hoops	Director

/s/ STEVEN J. HAMERSLAG Steven J. Hamerslag	Director

/s/ JUDD JESSUP Judd Jessup	Director

/s/ JEFFREY J. MICHAEL Jeffrey J. Michael	Director

SELECTED CONSOLIDATED FINANCIAL DATA

      The following selected financial data for the five years ended March 31, 2004, have been derived from the Company’s audited consolidated financial statements. The following data should be read in conjunction with the Company’s Consolidated Financial Statements, the related notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The following amounts are in thousands, except per share data.

	Year Ended March 31,

	2000	2001	2002	2003	2004

Statement of Income Data:
Revenues	$186,765	$209,554	$235,912	$282,776	$305,279
Costs and Expenses:
Cost of revenues	152,710	172,010	193,225	230,947	253,846
General and administrative	14,752	16,389	18,783	25,081	26,067

	167,462	188,399	212,008	256,028	279,913

Income before income taxes	19,303	21,155	23,904	26,748	25,366
Income tax provision	7,336	7,933	9,083	10,164	9,353

Net income	$11,967	$13,222	$14,821	$16,584	$16,013

Net income per share:
Basic	$.99	$1.16	$1.34	$1.54	$1.51

Diluted	$.98	$1.13	$1.30	$1.50	$1.48

Shares used in computing net income per share:
Basic	12,032	11,399	11,043	10,735	10,585
Diluted	12,227	11,672	11,367	11,057	10,838
Return on beginning of year equity	22.5%	23.9%	25.2%	27.2%	23.8%
Return on beginning of year assets	17.4%	18.6%	19.1%	20.7%	16.6%

	2000	2001	2002	2003	2004

Balance Sheet Data as of March 31,
Cash and cash equivalents	$5,643	$9,457	$12,601	$5,913	$8,641
Accounts receivable, net	35,874	34,316	33,040	45,394	45,538
Working capital	34,396	35,130	35,539	37,513	41,246
Total assets	71,187	77,565	80,295	96,240	106,311
Retained earnings	59,253	72,475	87,296	103,880	119,893
Treasury stock	39,956	53,903	69,140	84,127	96,281
Total stockholders’ equity	55,293	58,718	60,983	67,220	77,622

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

Overview

      CorVel Corporation is an independent nationwide provider of medical cost containment and managed care services designed to address the escalating medical costs of workers’ compensation and auto policies. The Company’s services are provided to insurance companies, third-party administrators (“TPA’s”), and self-administered employers to assist them in managing the medical costs and monitoring the quality of care associated with healthcare claims.

Network Solutions Services

      The Company’s Network Solutions services are designed to reduce the price paid by its customers for medical services rendered in workers’ compensation cases, and auto policies and, to a lesser extent, group health policies. The network solutions network solutions offered by the Company include automated medical fee auditing, preferred provider services, retrospective utilization review, independent medical examinations, MRI examinations, and inpatient bill review.

Patient Management Services

      In addition to its network solutions services, the Company offers a range of patient management services, which involve working on a one-on-one basis with injured employees and their various healthcare professionals, employers and insurance company adjusters. The services designed to monitor the medical necessity and appropriateness of healthcare services provided to workers’ compensation and other healthcare claimants and to expedite return to work. The Company offers these services on a stand-alone basis, or as an integrated component of its medical cost containment services.

Organizational Structure

      The Company’s management is structured geographically with regional vice-presidents who report to the President of the Company. Each of these regional vice-presidents is responsible for all services provided by the Company in his or her particular region and responsible for the operating results of the Company in multiple states. These regional vice presidents have area and district managers who are also responsible for all services provided by the Company in their given area and district.

Business Enterprise Segments

      We operate in one reportable operating segment, managed care. The Company's services are delivered to its customers through its local offices in each region and financial information for the Company's operations follows this service delivery model. All regions provide the Company's patient management and network solutions services. Statement of Financial Accounting Standards, or SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for the way that public business enterprises report information about operating segments in annual consolidated financial statements. The Company’s internal financial reporting is segmented geographically,as discussed above, and managed on a geographic rather than service line basis, with virtually all of the Company’s operating revenue generated within the United States.

      Under SFAS 131, two or more operating segments may be aggregated into a single operating segment for financial reporting purposes if aggregation is consistent with the objective and basic principles of SFAS 131, if the segments have similar economic characteristics, and if the segments are similar in each of the following areas: 1) the nature of products and services, 2) the nature of the production processes; 3) the type or class of customer for their products and services; and 4) the methods used to distribute their products or provide their services. We believe each of the Company’s regions meet these criteria as they provide the similar services to similar customers using similar methods of productions and similar methods to distribute their services.

      Because we believe we meet each of the criteria set forth above and each of our regions have similar economic characteristics, we aggregate our results of operations in one reportable operating segment.

Summary of Annual Results

      The Company reported record revenues of $305 million for fiscal year ended March 31, 2004, an increase of $22.5 million over fiscal year ended March 31, 2003. However, the Company’s sequential revenue increases for the past five quarters have been lower than the Company has historically experienced. The Company’s quarterly sequential revenue growth was 1.2% in the March 2003 quarter compared to the December 2002 quarter, followed by quarterly sequential revenue increases of 2.6%, 1.4%, a decrease of 1.7% in the December 2003 quarter, and 1.5% increase in March 2004 quarter compared to the December 2003 quarter. If the revenues from the acquisition of Scan One are eliminated from this calculation, the quarterly sequential revenue increases were 1.2%, 2.5%, 0.5%, a decrease of 1.7% in the December 2003 quarter and an increase of 1.5%, respectively, for the five quarters ended March 31, 2004.

      Although the revenues in the quarter ended March 31, 2004 were within $220,000 of a record for quarter for the Company, the sequential revenue increases reflect the more challenging market conditions and there is no guarantee that the Company will either post revenue growth similar to all previous years or increase revenues. The decline in the manufacturing employment, the decline in workers’ compensation claims, the considerable price competition given the flat-to-declining overall market, the increase in competition, changes and the potential changes in state workers’ compensation and auto managed care laws which can reduce demand for the Company’s services, have created an environment where revenue and margin growth is more difficult to attain and where revenue growth is less certain than historically experienced. Additionally, the Company’s technology and preferred provider network competes against other companies, some of which have more resources available. Also, some customers may handle their managed care services in-house and may reduce the amount of services which are outsourced to managed care companies such as CorVel Corporation.

      During the fiscal year ended March 31, 2004, the Company achieved a revenue increase of $22.5 million; however, the Company’s expenses increased $23.9 million. With a challenging revenue environment, the Company will need to keep cost growth at a rate below the revenue growth.

Business Acquisitions During the Three Years Ended March 31, 2004

      In May 2002, the Company acquired AnciCare, PPO, Inc., a Florida-based national provider of diagnostic imaging services. The Company paid approximately $3.4 million ($2.9 million during fiscal 2003 and $475,000 during fiscal 2004) and recorded approximately $3.3 million for goodwill. If the results of the

AnciCare operations attain certain revenue during each of the three years after the date of acquisition, the Company will pay an additional amount for the purchase, which is expected to be funded from future earnings generated by the acquisition. Any additional amounts paid will increase the goodwill related to the acquisition. The Company did not attain these revenue milestones during the fiscal 2004 year. As a result, no additional amounts were paid.

      In June 2003, the Company expanded its existing office automation service line with the acquisition of Scan One, a provider of scanning, optical character recognition and document management services. The Company expects that this acquisition will provide the opportunity to sell scanning and document management, the services of Scan One, through a number of the Company’s larger offices. The Company believes these services are synergistic with the Company’s medical bill review processing.

Results of Operations

      The Company derives its revenues from providing patient management and network solutions services to payors of workers’ compensation benefits, auto insurance claims and health insurance benefits. Patient management services include utilization review, medical case management, and vocational rehabilitation. Network solutions revenues include fee schedule auditing, hospital bill auditing, independent medical examinations, diagnostic imaging review services and preferred provider referral services. In the prior fiscal years, the Company included the revenue from utilization review with network solutions revenues. The Company determined it was more appropriate to include these revenues with patient management. The revenue mix percentages shown below have been adjusted to include utilization review with the patient management services revenue. This change did not affect the trend of the past few years of slow growth in the patient management services causing this service to represent a lesser portion of the Company’s revenues. The percentages of revenues attributable to patient management and network solutions services for the fiscal years ended March 31, 2002, 2003, and 2004 are listed below.

	2002	2003	2004

Patient management services	56.0%	49.2%	45.2%
Network solutions services	44.0%	50.8%	54.8%

	100.0%	100.0%	100.0%

Income Statement Percentages

      The following table sets forth, for the periods indicated, the percentage of revenues represented by certain items reflected in the Company’s consolidated statements of income. The Company’s past operating results are not necessarily indicative of future operating results.

	Year Ended March 31,

	2002	2003	2004

Revenues	100.0%	100.0%	100.0%
Cost of revenues	81.9	81.7	83.2
Gross profit	18.1	18.3	16.8
General and administrative	8.0	8.9	8.5
Income before income taxes	10.1	9.4	8.3
Net income	6.3	5.9	5.2

Revenue

Change in Revenue

2003 Compared to 2002

      Revenues for fiscal 2003 increased by 20% to $283 million from $236 million in fiscal 2002, an increase of $47 million. The majority of this growth came from network solutions services, which grew 38% from $104 million in fiscal year 2002 to $144 million in fiscal 2003, primarily due to an increase in the number of bills reviewed and, to a lesser extent, an increase in the number of providers included in the Company’s PPO network. Of this $40 million increase, $12 million was due to the aforementioned acquisition of Ancicare, a national provider of diagnostic imaging services, in May 2002. Patient management services increased 5%, by $7 million from $132 million in fiscal 2002 to $139 million in fiscal 2003. This increase was due primarily to an increase in pricing and, to a lesser extent, a nominal increase in the case referral volume.

Change in Revenue

2004 Compared to 2003

      Revenues for fiscal year 2004 increased by 8% to $305 million, from $283 million in fiscal year 2003, an increase of $23 million. The majority of this growth came from network solutions services, which grew 17% from $144 million in fiscal year 2003 to $167 million in fiscal year 2004. Approximately half of this increase was due to an increase in the CorcareRx services which increased from $3 million to $15 million. The CorcareRx service margins are the lowest amongst the network solutions services which contributed to the decrease in the Company’s gross profit margin.

      Additionally, $2 million of the revenue increase was due to the acquisition of Scan One, a document imaging company, which is integrated with the bill review services. Revenue from patient management services decreased less than 1% from fiscal 2003 to fiscal 2004.

Cost of Revenue

      The Company’s cost of revenues consist of direct expenses, costs directly attributable to the generation of revenue, and field indirect costs which are incurred in the field to support the operations in the field offices which generate the revenue. Direct costs are primarily case manager salaries, bill review analysts, related payroll taxes and fringe benefits, and costs for IME (independent medical examination) and MRI providers. Most of the Company’s revenues are generated in offices which provide both patient management services and network solutions services. The largest of the field indirect costs are manager salaries and bonus, account executive base pay and commissions, administrative and clerical support, field systems personnel, PPO network developers, related payroll taxes and fringe benefits, office rent, and telephone expense. Approximately 40% of the costs incurred in the field are field indirect costs which support both the patient management services and network solutions operations of the Company’s field operations.

Change in Cost of Revenue

2003 Compared to 2002

      Cost of revenues increased from $193 million to $231 million, an increase of $38 million or 19.5% compared to revenue growth of 19.9%. The largest components of the direct costs are direct salaries for case managers and bill review analysts which increased by $6 million, or 9%, from $67 million to $73 million and IME and MRI provider costs which increased by $13 million, or 76%, from $17 million to $30 million. IME and MRI provider costs increased due to the increase in these revenues.

      The largest components of the field indirect costs and the changes from fiscal 2002 to fiscal 2003 are: manager salaries, which increased by $2 million, or 13%, from $16 million to $18 million; clerical salaries, which increased by $3 million, from $15 million to $18 million; and rent which increased by $1 million from $9 million to $10 million.

Change in Cost of Revenue

2004 Compared to 2003

      Cost of revenues increased from $231 million to $254 million, an increase of $23 million or 10% compared to revenue growth of 8%. Cost of revenues increased by a greater actual dollar and greater percentage than revenue. This increase in cost of revenues exceeded the increase in revenues on a percentage and absolute dollar basis because approximately half of the revenue growth in fiscal 2004 is from CorcareRX which has low gross margins. The largest components of the direct costs are direct salaries for case managers and bill review analysts which increased by $1 million, or 1%, from $73 million to $74 million because of the limited increase in bill volume processed and lack of growth in case management referrals. IME and MRI provider costs increased by $6 million, or 20%, from $30 million to $36 million. CorcareRX provider costs increased by $11 million, from $3 million to $14 million, due to the increase in revenues noted above.

      The largest components of the field indirect costs and the changes from fiscal 2003 to fiscal 2004 are: manager salaries, which remained relatively unchanged at approximately $18.5 million for both fiscal 2003 and 2004; and clerical salaries, which increased by $1 million, from $18 million to $19 million. The growth in the field salary costs was nominal as the Company reduced the field headcount (excluding the acquisition of Scan One) by over 200 employees from December 2002 to March 2004.

General and Administrative Costs

Change in General and Administrative Costs

2003 Compared to 2002

      General and administrative costs consist primarily of corporate systems costs which include national support, software development and implementation, software training, the Company’s national wide area network and other systems related costs. The rest of the general and administrative costs consist of national marketing, national sales support, corporate legal, insurance, human resources, accounting and other general corporate matters.

      General and administrative expense increased from $19 million in fiscal 2002 to $25 million in fiscal 2003. General and administrative costs were 8% and 9% of revenues for these years, respectively. Most of this increase was due to increase in systems costs from $10 million in fiscal 2002 to $15 million in fiscal 2003, primarily due to increased MIS staff to support the Company’s implementation of CareMC and further electronic data interface capabilities as required by customer needs. Systems costs were 4% and 5% of revenues for fiscal 2002 and 2003, respectively. Other general and administrative costs increased from $9 million to $10 million, and were 4% of revenues in each of fiscal 2002 and 2003.

Change in General and Administrative Costs

2004 Compared to 2003

      General and administrative expense increased from $25 million in fiscal 2003 to $26 million in fiscal 2004. General and administrative costs were 9% of revenues for each of these two years. Almost all of this increase was due to increase in systems costs from $15 million in fiscal 2003 to $16 million in fiscal 2004, was primarily due to increased staff for field support and for customer needs. Systems costs were approximately 5% of revenues for fiscal 2003 and 2004, respectively. Other general and administrative costs remained unchanged at $10 million from fiscal 2003 to fiscal 2004.

Income Tax Provision

      The Company’s income tax expense for fiscal 2002, fiscal 2003, and fiscal 2004 were $9 million, $10 million, and $9 million, respectively. The increase in the income tax expense for fiscal 2003 and subsequent decrease in fiscal 2004 resulted primarily from an increase in income before income taxes in fiscal 2003 and a decrease in income before income taxes from fiscal 2003 to fiscal 2004. The effective income tax rates for fiscal 2002, fiscal 2003, and fiscal 2004 were 38%, 38% and 37%, respectively. This rate differed from the statutory federal tax rate of 35.0% primarily due to state income taxes and certain non-deductible expenses.

Liquidity and Capital Resources

      The Company has historically funded its operations and capital expenditures primarily from cash flow from operations, and to a lesser extent, option exercises. Net working capital increased from $38 million to

$41 million, primarily due to an increase in cash from $6 million to $9 million. This increase in cash is primarily due to an increase in cash provided by operating activities from $22 million in fiscal 2003 to $28 million in fiscal 2004 along with a reduction in the amount spent to repurchase the Company’s common stock from $15 million in fiscal 2003 to $12 million in fiscal 2004.

      The Company believes that cash from operations, existing working capital, line of credit, and funds from exercise of stock options granted to employees are adequate to fund existing obligations, repurchase shares of the Company’s common stock, introduce new services, and continue to develop healthcare related businesses. The Company regularly evaluates cash requirements for current operations and commitments, and for capital acquisitions and other strategic transactions. The Company may elect to raise additional funds for these purposes, either through debt or additional equity, the sale of investment securities or otherwise, as appropriate.

      As of March 31, 2004, the Company had $9 million in cash and cash equivalents, invested primarily in short-term, highly liquid investments with maturities of 90 days or less.

      In April 2003, the Company entered into a credit agreement with a financial institution to provide borrowing capacity of up to $5 million. This agreement expires in September 2004. Borrowings under this agreement bear interest, at the Company’s option, at a fluctuating LIBOR-based rate plus 1.25% or at the financial institution’s prime lending rate. There were no outstanding borrowings against this line of credit at either March 31, 2003 or March 31, 2004. The loan covenants require the Company to maintain a quick ratio of at least 2:1, a tangible net equity of at least $45 million and have positive net income.

      The Company has historically required substantial capital to fund the growth of its operations, particularly working capital to fund the growth in accounts receivable and capital expenditures. The Company believes, however, that the cash balance at March 31, 2004 along with anticipated internally generated funds and the available line of credit would be sufficient to meet the Company’s expected cash requirements for at least the next twelve months.

Contractual Obligations

      The following table set forth our contractual obligations at March 31, 2004, which are future minimum lease payments due under noncancelable operating leases:

	Total	2005	2006 - 2007	2008 - 2009	After 2009

Operating Leases	$34,262,000	$9,803,000	$16,507,000	$7,593,000	$359,000

Operating Cash Flows

2003 Compared to 2002

      Net cash provided by operating activities was $27 million in 2002 compared to $21 million in 2003. The decrease in operating cash flows of $6 million was primarily due to the increase in the number of days sales outstanding (DSO) in accounts receivable from 50 days at March 31, 2002 from 56 days at March 31, 2003 which was partially caused by the Company’s transition of its accounts receivable from its legacy system to a Peoplesoft system. The migration effort between these two systems distracted from the Company’s ongoing collection efforts. Of the $10 million increase in accounts receivable from fiscal 2002 to fiscal 2003, $5 million was due to the increase in revenues and $5 million was due to the increase in days sales outstanding. Net income increased from $15 million in 2002 to $17 million in 2003.

Operating Cash Flows

2004 Compared to 2003

      Net cash provided by operating activities was $21 million in 2003 compared to $26 million in 2004. The improvement in cash flow from operations of $6 million was primarily due to the improvement in the accounts receivable days sales outstanding from 56 days at March 31, 2003 to 54 days at March 31, 2004. During the prior fiscal year, an increase in accounts receivable created a $10 million use in cash from operating activities. Because the fiscal year 2004 revenue increase was less than the fiscal year 2003 revenue increase and the days sales outstanding decreased, accounts receivable, excluding the accounts receivable acquired in the Scan One acquisition decreased from fiscal 2003 to fiscal 2004.

Investing Activities

2003 Compared to 2002

      Net cash flow used in investing activities was $11 million in fiscal 2002 compared to $17 million in fiscal 2003. The increase in cash flow used in investing activities was primarily due to the $3 million investment in the acquisition of Ancicare, noted above, and to a lesser extent an increase in purchases of property and equipment from $11 million in fiscal 2002 to $14 million in fiscal 2003.

Investing Activities

2004 Compared to 2003

      Net cash flow used in investing activities was $17 million both fiscal 2003 and fiscal 2004 in both business acquisitions and property additions. The Company paid $4 million for acquired businesses, including an additional $.5 million payment for the Ancicare acquisition, noted above, along with $3.7 in disbursements to acquire the stock of Scan One, as noted above, and to pay off the outstanding notes payable of Scan One. Purchases of property and equipment decreased from $14 million in fiscal 2003 to $13 million in fiscal 2004 partially due to the reduction in the growth in the Company’s revenues.

Financing Activities

2003 Compared to 2002

      Net cash flow used in financing activities was $13 million in 2002 compared to $10 million in 2003. The decrease in cash flow used in financing activities was primarily due to an increase in the amount of cash generated from the proceeds from the exercise of employee stock options and the employee stock purchase plan from $2 million in 2002 to $3 million in 2003, and to a lesser extent an increase in the tax benefit from the exercise of stock options.

      During both fiscal 2002 and fiscal 2003, the Company used $15 million in repurchasing its common stock. The Company repurchased 557,870 shares in fiscal 2002 and 461,527 shares in fiscal 2003. In 1996, the Company’s Board of Directors authorized the repurchase of the Company’s common stock. Including an expansion authorized in April 2002, the total number of shares authorized to repurchase has now been increased to 6,100,000 shares.

Financing Activities

2004 Compared to 2003

      Net cash flow used in financing activities was $10 million in 2003 compared to $6 million in 2004. The decrease in cash flow used in financing activities was primarily due to a $1 million increase in the amount of cash generated from the proceeds from the exercise of options in common stock and to a lesser extent an increase in the tax benefit from the exercise of stock options from $1 million in fiscal 2003 to $2 million in fiscal 2004 along with a decrease in the amount spent by the Company to repurchase its common stock from $15 million in fiscal 2003 to $12 million in fiscal 2004. Additionally, the tax benefits from stock option exercises increased due to an increase in the number of options exercised from 205,000 to 277,000, respectively, along with a higher average stock price which increased the amount of tax deduction from the exercise of the stock options. The Company repurchased 461,527 shares in fiscal 2003 and 342,121 shares in fiscal 2004.

Critical Accounting Policies

      The SEC defines critical accounting policies as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

      The following is not intended to be a comprehensive list of our accounting policies. Our significant accounting policies are more fully described in Note A to the Consolidated Financial Statements. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting an available alternative would not produce a materially different result.

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

      Allowance for Uncollectible Accounts: The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customers’ current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

      Valuation of Long-lived Assets: We assess the impairment of identifiable intangibles, property, plant and equipment, goodwill and investments whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

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

      Accrual for Self-insurance Costs: The Company self-insures for the group medical costs and workers’ compensation costs of its employees. The Company purchases stop loss insurance for large claims. Management believes that the self-insurance reserves are appropriate; however, actual claims costs may differ from the original estimates requiring adjustments to the reserves.

      Accounting for Income Taxes: As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. If the Company was to establish a valuation allowance or increase this allowance in a period, the Company must include an expense within the tax provision in the consolidated statement of income. Significant management judgment is required in determining our provision for income taxes and our deferred tax assets and liabilities.

Recently Issued Accounting Standards

      In May of 2003, the Financial Accounting Standards Board (the Board), issued SFAS 150 Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (SFAS 150). This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments would previously have been classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The Company has reviewed the provisions of SFAS 150, and believes that it does not have any financial instruments requiring reclassifications under SFAS 150.

      In January 2003, the Board issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51, Consolidated Financial Statements. The Interpretation addresses how variable interest entities are to be identified and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. The Interpretation also requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. FIN 46 is effective in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which a company holds a variable interest that is acquired before February 1, 2003. The provisions of FIN 46 have been reviewed, and the Company does not believe that it has any entities requiring consolidation.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Stockholders and Board of Directors

CorVel Corporation

      We have audited the accompanying consolidated balance sheets of CorVel Corporation as of March 31, 2003 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CorVel Corporation as of March 31, 2003 and 2004, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended March 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

      We have also audited Schedule II of CorVel Corporation for each of the three years in the period ended March 31, 2004. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information therein.

/s/ GRANT THORNTON LLP

Portland, Oregon

May 10, 2004

CORVEL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended March 31,

	2002	2003	2004

REVENUES	$235,912,000	$282,776,000	$305,279,000
COSTS AND EXPENSES
Cost of revenues	193,225,000	230,947,000	253,846,000
General and administrative	18,783,000	25,081,000	26,067,000

	212,008,000	256,028,000	279,913,000

Income before income taxes	23,904,000	26,748,000	25,366,000
Income tax provision	9,083,000	10,164,000	9,353,000

NET INCOME	$14,821,000	$16,584,000	$16,013,000

Net income per share:
Basic	$1.34	$1.54	$1.51

Diluted	$1.30	$1.50	$1.48

Shares used in computing net income per share:
Basic	11,043,000	10,735,000	10,585,000
Diluted	11,367,000	11,057,000	10,838,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,

	2003	2004

ASSETS
Current Assets
Cash and cash equivalents	$5,913,000	$8,641,000
Accounts receivable (less allowance for doubtful accounts of $3,473,000 in 2003 and $3,470,000 in 2004)	45,394,000	45,538,000
Prepaid expenses and taxes	4,730,000	5,363,000
Deferred income taxes	5,029,000	4,316,000

Total current assets	61,066,000	63,858,000

Property and equipment, net	25,848,000	29,387,000
Goodwill	8,868,000	12,562,000
Other assets	458,000	504,000

	$96,240,000	$106,311,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts and taxes payable	$9,795,000	$10,765,000
Accrued liabilities	13,758,000	11,847,000

Total current liabilities	23,553,000	22,612,000

Deferred income taxes	5,467,000	6,077,000
Commitments and Contingencies (Note H)	—	—
Stockholders’ Equity
Common Stock, $.0001 par value: 20,000,000 shares authorized; 15,857,676 (10,626,369, net of Treasury shares) and 16,163,104 shares (10,589,676, net of the Treasury shares) issued and outstanding in 2003 and 2004, respectively	2,000	2,000
Paid-in Capital	47,465,000	54,008,000
Treasury Stock, at cost (5,231,307 shares in 2003 and 5,573,428 shares in 2004)	(84,127,000)	(96,281,000)
Retained Earnings	103,880,000	119,893,000

Total stockholders’ equity	67,220,000	77,622,000

	$96,240,000	$106,311,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended March 31, 2002, 2003, and 2004

	Common	Common			Treasury		Total
	Stock —	Stock —	Paid-In-	Treasury	Stock —	Retained	Shareholders’
	Shares	Amount	Capital	Stock	Cost	Earnings	Equity

Balance — March 31, 2001	15,444,704	$2,000	$40,144,000	(4,211,910)	$(53,903,000)	$72,475,000	$58,718,000

Stock issued under employee stock purchase plan	36,951		788,000				788,000
Stock issued and income tax benefits under stock option plan, net of shares repurchased	135,726		1,893,000				1,893,000
Purchase of common stock				(557,870)	(15,237,000)		(15,237,000)
Net income						14,821,000	14,821,000

Balance — March 31, 2002	15,617,381	2,000	42,825,000	(4,769,780)	(69,140,000)	87,296,000	60,983,000

Stock issued under employee stock purchase plan	37,147		952,000				952,000
Stock issued and income tax benefits under stock option plan, net of shares repurchased	203,148		3,688,000				3,688,000
Purchase of common stock				(461,527)	(14,987,000)		(14,987,000)
Net income						16,584,000	16,584,000

Balance — March 31, 2003	15,857,676	2,000	47,465,000	(5,231,307)	(84,127,000)	103,880,000	67,220,000

Stock issued under employee stock purchase plan	39,295		1,143,000				1,143,000
Stock issued and income tax benefits under stock option plan, net of shares repurchased	266,133		5,400,000				5,400,000
Purchase of common stock				(342,121)	(12,154,000)		(12,154,000)
Net income						16,013,000	16,013,000

Balance — March 31, 2004	16,163,104	$2,000	$54,008,000	(5,573,428)	$(96,281,000)	$119,893,000	$77,622,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,

	2002	2003	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$14,821,000	$16,584,000	$16,013,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,414,000	9,339,000	9,958,000
Loss on write down or disposal of property or	52,000	1,500,000	—
capitalized software Deferred income taxes	(40,000)	999,000	1,329,000
Changes in operating assets and liabilities:
Accounts receivable	1,276,000	(9,778,000)	159,000
Prepaid expenses and taxes	1,166,000	(3,431,000)	(536,000)
Accounts and taxes payable	426,000	(2,800,000)	783,000
Accrued liabilities	(27,000)	1,553,000	(1,975,000)
Other assets	488,000	1,417,000	(42,000)

Net cash provided by operating activities	26,576,000	20,983,000	25,689,000

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of business, net of cash acquired	—	(3,395,000)	(4,228,000)
Purchases of property and equipment	(10,876,000)	(13,929,000)	(13,122,000)

Net cash used in investing activities	(10,876,000)	(17,324,000)	(17,350,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from employee stock purchase plan	788,000	952,000	1,143,000
Proceeds from exercise of stock options	1,287,000	2,423,000	3,365,000
Tax benefits from stock options exercised	606,000	1,265,000	2,035,000
Purchase of common stock	(15,237,000)	(14,987,000)	(12,154,000)

Net cash used in financing activities	(12,556,000)	(10,347,000)	(5,611,000)

Net increase (decrease) in cash and cash equivalents	3,144,000	(6,688,000)	2,728,000
Cash and cash equivalents at beginning of year	9,457,000	12,601,000	5,913,000

CASH AND CASH EQUIVALENTS AT END OF YEAR	$12,601,000	$5,913,000	$8,641,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

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

      Cash and Cash Equivalents: Cash and cash equivalents consists of short-term highly-liquid investments with maturities of 90 days or less when purchased. The carrying amounts of the Company’s financial instruments approximate their fair values at March 31, 2003 and 2004.

      Revenue Recognition: The Company’s revenues are recognized primarily as services are rendered based on time and expenses incurred. A certain portion of the Company’s revenues are derived from fee schedule auditing which is based on the number of provider charges audited and, to a limited extent, on a percentage of savings achieved for the Company’s clients. Accounts receivable includes $3,808,000 and $3,145,000 of unbilled receivables at March 31, 2003 and 2004, respectively. No one customer accounted for more than 10% of consolidated revenues during the years ended March 31, 2002, 2003 and 2004.

      Accounts Receivable: The majority of the Company’s accounts receivable are due from companies in the property and casualty insurance industries. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

      Property and Equipment: Additions to property and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line and accelerated methods over the estimated useful lives of the related assets, which range from three to seven years.

      The Company capitalized software development costs intended for internal use. The capitalized software was $8,505,000 (net of $12,788,000 in accumulated amortization) as of March 31, 2003, and was $10,306,000, (net of $14,644,000 in accumulated amortization) as of March 31, 2004. These costs are included in computer software in property and equipment and are amortized over a period of five years.

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

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accordingly, with the adoption of SFAS 142 on April 1, 2002, the Company discontinued the amortization of goodwill and indefinite-lived intangibles. In addition, useful lives of intangible assets with finite lives were reevaluated on adoption of SFAS 142. The information presented below reflects adjustments to information reported in 2002 as if SFAS 142 had been applied. The adjustments include the effects of not amortizing goodwill and indefinite-lived intangible assets and the modification in the estimated useful lives of intangible assets with finite lives. Goodwill amounted to $8,868,000 (net of accumulated amortization of $2,047,000) at March 31, 2003 and $12,562,000 (net of accumulated amortization of $2,047,000) at March 31, 2004.

      The following table reflects the effect of SFAS 142 on net income and earnings per share as if SFAS 142 had been in effect for fiscal years ending March 31, 2002, 2003, and 2004:

	2002	2003	2004

Net income	$14,821,000	$16,584,000	$16,013,000
Add back: goodwill amortization	244,000	—	—

Adjusted net income	$15,065,000	$16,584,000	$16,013,000

Basic net income per share:
Reported net income	$1.34	$1.54	$1.51
Goodwill amortization	.02	—	—

Adjusted net income per share	$1.36	$1.54	$1.51

Diluted net income per share
Reported net income	$1.30	$1.50	$1.48
Goodwill amortization	.03	—	—

Adjusted net income per share	$1.33	$1.50	$1.48

      Concentrations of Credit Risk: The Company performs periodic credit evaluations of its customers’ financial condition and does not require collateral. No single customer accounted for more than 10% of accounts receivable in 2003 or 2004. Receivables are generally due within 30 days. Credit losses relating to customers in the workers’ compensation insurance industry consistently have been within management’s expectations.

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

      Earnings Per Share: Earnings per common share-basic is based on the weighted average number of common shares outstanding during the period. Earnings per common shares-diluted is based on the weighted average number of common shares and common share equivalents outstanding during the period. In calculating earnings per share, earnings are the same for the basic and diluted calculations. Weighted average shares outstanding increased for diluted earnings per share due to the effect of stock options.

      Business Enterprise Segments: The Company operates in one reportable operating segment, managed care. The Company's services are delivered to its customers through its local offices in each region and financial information for the Company's operations follows this service delivery model. All regions provide the Company's patient management and network solutions services. Statement of Financial Accounting Standards, or SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information, establishes standards for the way that public business enterprises report information about operating segments in annual consolidated financial statements. The Company’s internal financial statements are segmented geographically, as discussed above, and managed on a geographic rather than service line basis, with substantially all of the Company’s operating revenue generated within the United States.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

generated within the United States. As noted above, all regions provide the Company’s patient management and network solutions services.

      Under SFAS 131, two or more operating segments may be aggregated into a single operating segment for financial reporting purposes if aggregation is consistent with the objective and basic principles of SFAS 131, if the segments have similar economic characteristics, and if the segments are similar in each of the following areas: 1) the nature of products and services, 2) the nature of the production processes; 3) the type or class of customer for their products and services; and 4) the methods used to distribute their products or provide their services. Each of the Company’s regions meet these criteria as they provide the similar services to similar customers using similar methods of productions and similar methods to distribute their services.

      Because we meet each of the criteria set forth above and each of our regions have similar economic characteristics, we aggregate our results of operations in one reportable operating segment.

     The Company derives the majority of its revenues from providing patient management and network solutions services to payors of workers’ compensation benefits, auto insurance claims and health insurance benefits. Patient management services include utilization review, medical case management, and vocational rehabilitation. Network solutions revenues include fee schedule auditing, hospital bill auditing, independent medical examinations, diagnostic imaging review services and preferred provider referral services. In the prior fiscal years, the Company included the revenue from utilization review with network solutions revenues. The revenue mix percentages shown below have been adjusted to include utilization review with the patient management services revenue. The percentages of revenues attributable to patient management and network solutions services for the fiscal years ended March 31, 2002, 2003, and 2004 are listed below.

	2002	2003	2004
Patient management services	56.0%	49.2%	45.2%
Network solutions services	44.0%	50.8%	54.8%

	100.0%	100.0%	100.0%

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

	2002	2003	2004

Net income	$14,821,000	$16,584,000	$16,013,000
Deduct: Stock-based employee compensation cost, net of taxes	805,000	881,000	861,000

Pro forma net income	$14,016,000	$15,703,000	$15,152,000

Earnings per share — basic
As reported	$1.34	$1.54	$1.51
Pro forma	$1.27	$1.46	$1.43
Earnings per share — diluted
As reported	$1.30	$1.50	$1.48
Pro forma	$1.23	$1.42	$1.40

      Reclassifications: Certain amounts in the 2002 and 2003 consolidated financial statements and notes to the consolidated financial statements have been reclassified to conform to the 2004 presentation. The reclassifications have no effect on total revenues, total expenses, net income or stockholders’ equity, as previously reported.

      Recently Issued Accounting Pronouncements: In May of 2003, the Financial Accounting Standards Board (the Board), issued SFAS 150 Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (SFAS 150). This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments would previously have been classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The Company has reviewed the provisions of SFAS 150, and believes that it does not have any financial instruments requiring reclassifications under SFAS 150.

      In January 2003, the Board issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51, Consolidated Financial Statements. The Interpretation

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

addresses how variable interest entities are to be identified and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. The Interpretation also requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. FIN 46 is effective in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which a company holds a variable interest that is acquired before February 1, 2003. The provisions of FIN 46 have been reviewed, and the Company does not believe that it has any entities requiring consolidation.

Note B — Property and Equipment

      Property and equipment consists of the following at March 31:

	2003	2004

Office equipment and computers	$36,443,000	$39,916,000
Computer software	26,655,000	30,836,000
Leasehold improvements	2,481,000	3,161,000

	65,579,000	73,913,000
Less: accumulated depreciation and amortization	39,731,000	44,526,000

	$25,848,000	$29,387,000

Note C — Accrued Liabilities

      Accrued liabilities consist of the following at March 31:

	2003	2004

Payroll and related benefits	$9,384,000	$7,061,000
Self-insurance accruals	3,286,000	3,624,000
Other	1,088,000	1,162,000

	$13,758,000	$11,847,000

Note D — Income Taxes

      The income tax provision consists of the following for the three years ended March 31:

	2002	2003	2004

Current — Federal	$8,226,000	$8,255,000	$7,548,000
Current — State	897,000	910,000	482,000

Subtotal	9,123,000	9,165,000	8,030,000

Deferred — Federal	(36,000)	900,000	1,208,000
Deferred — State	(4,000)	99,000	115,000

Subtotal	(40,000)	999,000	1,323,000

	$9,083,000	$10,164,000	$9,353,000

      Income tax benefits associated with the exercise of stock options are excluded from the provision, credited directly to equity, and totaled $606,000, $1,265,000 and $2,035,000 for fiscal 2002, 2003, and 2004, respectively.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a reconciliation of the income tax provision from the statutory federal income tax rate to the effective rate for the three years ended March 31:

	2002	2003	2004

Income taxes at federal statutory rate	$8,336,000	$9,362,000	$8,878,000
State income taxes, net of federal benefit	893,000	1,008,000	809,000
Other	(146,000)	(206,000)	(334,000)

	$9,083,000	$10,164,000	$9,353,000

      Income taxes paid totaled $7,910,000, $8,812,000 and $6,455,000 for the years ended March 31, 2002, 2003, and 2004, respectively.

      Deferred taxes at March 31, 2003 and 2004 are:

	2003	2004

Deferred tax assets:
Accrued liabilities not currently deductible	$3,864,000	$2,985,000
Allowance for doubtful accounts	1,163,000	1,319,000
Other	2,000	12,000

Deferred assets	5,029,000	4,316,000
Deferred tax liabilities:
Excess of book over tax basis of fixed assets	(4,920,000)	(5,363,000)
Other	(547,000)	(714,000)

Deferred liability	(5,467,000)	(6,077,000)

Net deferred tax liability	$438,000	$1,761,000

      Prepaid expenses and taxes includes $2,915,000 and $2,462,000 at March 31, 2003 and March 31, 2004, respectively, for income taxes due in the first quarter of the succeeding fiscal year.

Note E — Stock Options

      Under the Company’s Restated 1988 Executive Stock Option Plan, (“the Plan”) as amended, options for up to 5,955,000 shares (adjusted for the two-for-one stock split in the form of a dividend in May 1999 and the three-for-two stock split in the form of the dividend in August 2001) of the Company’s common stock may be granted to key employees, non-employee directors and consultants at prices not less than 85% of the fair value of the stock at the date of grant as determined by the Board. Options granted under the Plan may be either incentive stock options or non-statutory stock options and options granted generally have a maximum life of five years.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Summarized information for all stock options for the past three fiscal year follows:

	2002	2003	2004

Options outstanding at the beginning of the year	1,104,994	1,218,088	1,197,747
Options granted	278,702	198,600	138,871
Options exercised	(146,988)	(204,955)	(277,240)
Options forfeited	(18,620)	(13,986)	(64,903)

Options outstanding at the end of the year	1,218,088	1,197,747	994,475

During the year, weighted average price of options:
Granted	$26.82	$32.63	$34.63
Exercised	$10.88	$12.24	$13.55
Forfeited	$16.23	$22.37	$14.75
At the end of the year:
Price range of outstanding options	$5.67 - $30.55	$5.67 - $33.91	$6.13 - $38.74
Weighted average price per share	$16.86	$20.20	$24.42
Options available for future grants	990,317	805,703	731,735
Exercisable options	587,803	634,493	585,529

      The following table summarizes the status of stock options outstanding and exercisable at March 31, 2004:

		Weighted	Outstanding	Exercisable	Exercisable
		Average	Options —	Options —	Options —
	Number of	Remaining	Weighted	Number of	Weighted
Range of	Outstanding	Contractual	Average	Exercisable	Average
Exercise Prices	Options	Life	Exercise Price	Options	Exercise Price

$ 6.13 - $15.75	201,115	1.90 years	$12.72	187,165	$13.01
17.50 - 23.17	221,029	1.86 years	19.05	186,685	18.89
24.20 - 30.55	297,161	3.21 years	27.34	162,776	26.90
31.24 - 38.74	275,170	4.55 years	34.13	48,903	33.67

Total	994,475	3.01 years	$24.42	585,529	$20.47

      The weighted average fair values at date of grant for options granted during fiscal 2002, 2003, and 2004 were $6.38, $7.77, and $9.77, respectively.

      The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for fiscal years ending March 31:

	2002	2003	2004

Expected volatility	.28	.30	.33
Risk free interest rate	4.3%	2.4%	3.9%
Dividend yield	0.0%	0.0%	0.0%
Weighted average option life	4.6 years	4.6 years	4.6 years

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The number of shares to be issued, the weighted average exercise price of outstanding options, and the number of securities remaining available for future issuance under all stock option plans, including the 1991 Employee Stock Purchase Plan described in Note F below are as follows:

	Number of Securities to	Weighted-average	Number of Securities
	be Issued Upon Exercise	Exercise Price of	Remaining Available for
	of Outstanding Options,	Outstanding Options,	Future Issuance Under
Plan Category	Warrants, and Rights	Warrants and Rights	Equity Compensation Plans

Equity compensation plans approved by security holders	994,475	$24.42	814,885
Equity compensation plans not approved by security holders	—	—	—

Total	994,475	$24.42	814,885

Note F — Employee Stock Purchase Plan

      The Company maintains an Employee Stock Purchase Plan which allows employees of the Company and its subsidiaries to purchase shares of common stock on the last day of two six-month purchase periods (i.e. March 31 and September 30) at a purchase price which is 85% of the closing sale price of shares as quoted on NASDAQ on the first or last day of such purchase period, whichever is lower. Employees are allowed to participate up to 20% of their gross pay. A maximum of 750,000 shares has been authorized for issuance under the plan, as amended. As of March 31, 2004, 666,850 shares had been issued pursuant to the plan. Summarized plan information is as follows:

	2002	2003	2004

Employee contributions	$788,000	$952,000	$1,143,000
Shares acquired	36,951	37,147	39,295
Average purchase price	$21.32	$25.63	$29.09

Note G — Treasury Stock

      During fiscal 2004, the Company continued to repurchase shares of its common stock under a plan approved by the Company’s Board of Directors. Including an expansion authorized in April 2002, the total number of shares authorized to be repurchased has now been increased to 6,100,000 shares. Purchases may be made from time to time depending on market conditions and other relevant factors. The share repurchases for fiscal years ending March 31, 2002, 2003 and 2004 are as follows:

	2002	2003	2004	Cumulative

Shares repurchased	557,870	461,527	342,121	5,573,428
Cost	$15,237,000	$14,987,000	$12,154,000	$96,281,000
Average price	$27.31	$32.47	$35.53	$17.28

      The repurchased shares were recorded as treasury stock, at cost, and are available for general corporate purposes. The repurchases were financed from cash generated from operations.

Note H — Commitments and Contingencies

      The Company leases office facilities under noncancelable operating leases. Future minimum rental commitments under operating leases at March 31, 2004 are $9,803,000 in fiscal 2005, $8,891,000 in fiscal 2006, $7,616,000 in fiscal 2007, $5,695,000 in fiscal 2008, $1,898,000 in fiscal 2009, and $359,000 thereafter.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total rental expense of $9,926,000, $10,368,000 and $11,365,000 was charged to operations for the years ended March 31, 2002, 2003, and 2004, respectively.

      The Company is involved in litigation arising in the normal course of business. The Company believes that resolution of these matters will not result in any payment that, in the aggregate, would be material to the financial position or results of the operations of the Company.

Note I — Savings Plan

      The Company maintains a retirement savings plan for its employees, which is a qualified plan under Section 401(k) of the Internal Revenue Code. Full-time employees that meet certain requirements are eligible to participate in the plan. Contributions are made annually, primarily at the discretion of the Company’s Board of Directors. Contributions of $247,000, $283,000 and $150,000 were charged to operations for the years ended March 31, 2002, 2003 and 2004, respectively.

Note J — Business Combinations

      In May 2002, the Company acquired the assets of AnciCare, PPO, Inc., a Florida-based national provider of diagnostic imaging services. The Company paid approximately $3.4 million ($2.9 million during fiscal 2003 and $475,000 during fiscal 2004) and recorded approximately $3.3 million for goodwill. If the results of the AnciCare operations attain certain revenue during each of the three years after the date of acquisition, the Company will pay an additional amount for the purchase, which is expected to be funded from future earnings of the Company. Any additional amounts paid will increase the goodwill related to the acquisition. No amounts were paid for attaining certain revenue targets for each of the first two years after the date of the acquisition.

      The following table summarizes the recorded value of the AnciCare assets acquired and liabilities assumed at the date of acquisition:

Accounts receivable, net	$3,039,000
Property and equipment, net	297,000
Prepaid expenses	93,000
Goodwill	3,302,000

Subtotal	6,731,000

Less: Accounts payable and other current liabilities	3,243,000

Net Assets	$3,488,000

      In June 2003, the Company acquired 100% of the stock of Scan One, a document imaging company which is being integrated in the Company’s network solutions operations. The Company paid $3.7 million for the stock and to repay certain outstanding obligations of Scan One and recorded $3.2 million of goodwill. There are no contingent obligations in the price for this acquisition.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the recorded value of the Scan One assets acquired and liabilities assumed at the date of acquisition:

Accounts receivable, net	$303,000
Property and equipment, net	375,000
Prepaid expenses	136,000
Goodwill	3,219,000

Subtotal	4,033,000

Less: Accounts payable and other current liabilities	280,000

Net Assets	$3,753,000

      The following unaudited pro forma summary presents information as if AnciCare and Scan One had been acquired as of the beginning of the periods presented. The pro forma information does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined companies.

	2002	2003	2004

Pro forma revenue	$253,312,000	$287,676,000	$305,979,000
Pro forma net income	$14,911,000	$16,755,000	$16,034,000

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

Note L — Line of Credit

      In April 2003, the Company entered into a credit agreement with a financial institution to provide borrowing capacity of up to $5 million. This agreement expires in September 2004. Borrowings under this agreement bear interest, at the Company’s option, at a fluctuating LIBOR-based rate plus 1.25% or at the financial institution’s prime lending rate. There were no borrowings under the line of credit at March 31, 2003 or March 31, 2004. The loan covenants require the Company to maintain a quick ratio of at least 2:1, a tangible net equity of at least $45 million, and have positive net income. The Company was in compliance with these covenants at March 31, 2004.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note M — Quarterly Results (Unaudited)

      The following is a summary of unaudited results of operations for the two years ended March 31, 2003 and 2004:

				Net Income	Net Income
				per Basic	per Diluted
				Common	Common
	Revenues	Gross Margin	Net Income	Share	Share

Fiscal Year Ended March 31, 2003:
First Quarter	$66,301,000	$12,310,000	$4,029,000	$.37	$.36
Second Quarter	69,353,000	13,332,000	4,091,000	.38	37
Third Quarter	73,135,000	13,023,000	4,193,000	.39	38
Fourth Quarter	73,987,000	13,164,000	4,271,000	.40	39
Fiscal Year Ended March 31, 2004:
First Quarter	$75,912,000	$13,608,000	$4,357,000	$.41	$.40
Second Quarter	76,978,000	13,430,000	4,458,000	.42	41
Third Quarter	75,631,000	12,638,000	4,082,000	.38	38
Fourth Quarter	76,758,000	11,757,000	3,116,000	.29	29

EXHIBIT INDEX

Exhibit
No.	Title — Method of Filing	Page

3.1	Certificate of Incorporation of the Company — Incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002.
3.2	Bylaws of the Company — Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 Registration No. 33-40629.
10.1	Nonqualified Stock Option Agreement between V. Gordon Clemons, the Company and North Star together with all amendments and addendums thereto — Incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 Registration No. 33-40629.
10.2	Supplementary Agreement between V. Gordon Clemons, the Company and North Star — Incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 Registration No. 33-40629.
10.3	Amendment to Supplementary Agreement between Mr. Clemons, the Company and North Star — Incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1992.
10.4	Restated 1988 Executive Stock Option Plan, as amended — Incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1995.
10.5	Form of Notice of Grant of Stock Option Under the Restated 1988 Executive Stock Option Plan — Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994.
10.6	Form of Stock Option Agreement under the Restated 1988 Executive Stock Option Plan — Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994.
10.7	Form of Notice of Exercise under the Restated 1988 Executive Stock Option Plan — Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994.
10.8	Employment Agreement of V. Gordon Clemons — Incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 Registration No. 33-40629.
10.9	Restated 1991 Employee Stock Purchase Plan, as amended — Incorporated herein by reference to Exhibit 10.11 in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1995.
10.10	Fidelity Master Plan for Savings and Investments, and amendments — Incorporated herein by reference to Exhibit 10.16 and 10.16A to the Company’s Registration Statement on Form S-1 Registration No. 33-40629.
10.12	Shareholder Rights Plan — Incorporated herein by reference to the Company’s 8-K filed on February 28, 1997.
10.16	Amended Shareholder Rights Plan — Incorporated herein by reference to the Company’s 8-K filed on May 24, 2002.
21.1	Subsidiaries of the Company — Filed herewith.
23.1	Consent of Independent Certified Public Accountants — Filed herewith.
31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. — Filed herewith.
31.2	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. — Filed herewith.

Exhibit
No.	Title — Method of Filing	Page

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. — Filed herewith.
32.2	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. — Filed herewith.