Form 10-Q
period 2004-06-30
CORVEL CORP
filed 2004-08-09
CIK 874866

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2004

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

YES [X]       NO [   ]

     The number of shares outstanding of the registrant’s Common Stock, $0.0001 Par Value, as of June 30, 2004 was 10,531,635.

CORVEL CORPORATION

Part I - Financial Information

Item 1. Financial Statements

CORVEL CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2004	June 30, 2004
		(unaudited)
Assets
Current Assets
Cash and cash equivalents	$8,641,000	$12,337,000
Accounts receivable, net	45,538,000	44,467,000
Prepaid taxes and expenses	5,363,000	2,833,000
Deferred income taxes	4,316,000	3,742,000

Total current assets	63,858,000	63,379,000

Property and equipment, net	29,387,000	30,020,000
Goodwill and other assets	13,066,000	13,068,000

TOTAL ASSETS	$106,311,000	$106,467,000

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$10,765,000	$10,406,000
Accrued liabilities	11,847,000	10,434,000

Total current liabilities	22,612,000	20,840,000

Deferred income taxes	6,077,000	6,193,000
Stockholders’ Equity
Common stock, $.0001 par value: 20,000,000 shares authorized; 16,163,104 shares (10,589,676, net of Treasury shares) and 16,181,286 shares (10,531,635, net of Treasury shares) issued and outstanding at March 31, 2004 and June 30, 2004, respectively	2,000	2,000
Paid-in-capital	54,008,000	54,364,000
Treasury Stock, (5,573,428 shares at March 31, 2004 and 5,649,651 shares at June 30, 2004)	(96,281,000)	(98,236,000)
Retained earnings	119,893,000	123,304,000

Total stockholders’ equity	77,622,000	79,434,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$106,311,000	$106,467,000

See accompanying notes to consolidated financial statements

CORVEL CORPORATION

CONSOLIDATED INCOME STATEMENTS — UNAUDITED

	Three months ended June 30,
	2003	2004
REVENUES	$75,912,000	$76,256,000
Cost of Revenues	62,304,000	63,347,000

Gross profit	13,608,000	12,909,000
General and administrative expenses	6,580,000	7,363,000

Income before income taxes	7,028,000	5,546,000
Income tax provision	2,671,000	2,135,000

NET INCOME	$4,357,000	$3,411,000

Net income per common and common equivalent share
Basic	$.41	$.32

Diluted	$.40	$.32

Weighted average common and common equivalent shares
Basic	10,625,000	10,582,000
Diluted	10,894,000	10,704,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Three months ended June 30,
	2003	2004
Cash flows from Operating Activities
NET INCOME	$4,357,000	$3,411,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,303,000	2,789,000
Tax benefits from stock options exercised	551,000	122,000
Change in deferred income tax asset and liability	—	690,000
Changes in operating assets and liabilities
Accounts receivable	2,841,000	1,071,000
Prepaid taxes and expenses	(236,000)	2,530,000
Accounts payable	1,553,000	(359,000)
Accrued liabilities	(2,402,000)	(1,413,000)
Other assets	3,000	(8,000)

Net cash provided by operating activities	8,970,000	8,833,000

Cash Flows from Investing Activities
Investment in acquisitions, net of cash acquired	(4,103,000)	—
Additions to property and equipment	(3,039,000)	(3,416,000)

Net cash used in investing activities	(7,142,000)	(3,416,000)

Cash Flows from Financing Activities
Purchase of treasury stock	(3,011,000)	(1,955,000)
Exercise of common stock options	724,000	234,000

Net cash used in financing activities	(2,287,000)	(1,721,000)

Increase (decrease) in cash and cash equivalents:	(459,000)	3,696,000
Cash and cash equivalents at beginning	5,913,000	8,641,000

Cash and cash equivalents at end	$5,454,000	$12,337,000

Supplemental Cash Flow Information:
Income taxes paid	$258,000	$58,000
Interest paid	6,000	1,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004 (Unaudited)

Note A — Basis of Presentation

     The unaudited financial statements herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying interim financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited financial statements for the latest fiscal year ended March 31, 2004. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the March 31, 2004 audited financial statements have been omitted from these interim financial statements.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2003 and 2004 are not necessarily indicative of the results that may be expected for the year ending March 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended March 31, 2004 included in the Company’s Annual Report on Form 10-K.

Note B — Stock Based Compensation

     The Company has various stock-based employee compensation plans that are described more fully in Note E to the Consolidated Financial Statements (in the fiscal year ended March 31, 2004 Annual Report on Form 10-K). The Company accounts for these plans using the intrinsic value method under APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. No stock-based employee compensation cost is included in net income as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

     The following table illustrates the effect on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to all outstanding and unvested awards in each three month period ended June 30:

	2003	2004
Net income	$4,357,000	$3,411,000
Deduct: Stock-based employee compensation cost, net of taxes	(242,000)	(219,000)

Pro forma net income	$4,115,000	$3,192,000

Net Income per share – basic
As reported	$0.41	$0.32
Pro forma	$0.39	$0.30
Net Income per share – diluted
As reported	$0.40	$0.32
Pro forma	$0.38	$0.30

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004 (Unaudited)

Note C — Treasury Stock

     The Company’s Board of Directors approved the commencement of a share repurchase program in the fall of 1996. In August 2002, the Company’s Board of Directors approved a 1,000,000 share expansion to its existing stock repurchase plan, increasing the total number of shares approved for repurchase to 6,100,000 shares from 5,100,000 shares. Since the commencement of the share repurchase program, the Company has spent $98 million to repurchase 5,649,651 shares of its common stock, equal to 35% of the outstanding common stock had there been no repurchases. The average price of these repurchases is $17.39 per share. During the quarter ended June 30, 2004, the Company repurchased 76,223 shares for $1,955,000. These purchases have been funded primarily from the net earnings of the Company, along with the proceeds from the exercise of common stock options, the employee stock purchase plan and related income tax benefits from the exercise of these options. CorVel has 10,531,635 shares of common stock outstanding as of June 30, 2004, after reduction for the 5,649,651 shares in treasury.

Note D — Business Acquisitions

     In June 2003, the Company acquired 100% of the stock of Scan One, a document imaging company which is being integrated in the Company’s network solutions operations. The Company paid $3.7 million in cash for all of the common stock of Scan One and assumed certain outstanding obligations of Scan One and recorded $3.2 million of goodwill. There are no contingent obligations in the price for this acquisition.

     The following table summarizes the recorded value of the Scan One assets acquired and liabilities assumed at the date of acquisition:

Accounts receivable	$303,000
Property and equipment, net	375,000
Prepaid expenses	136,000
Goodwill	3,219,000

Subtotal	4,033,000
Less: accounts payable and other current liabilities	(280,000)

Net Assets	$3,753,000

     The following unaudited pro forma summary presents information as if the aforementioned acquisition had been completed as of April 1, 2003, the beginning of fiscal 2004. The pro forma information does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined companies.

	3 months ended	3 months ended
	June 30, 2003	June 30, 2004
Pro forma revenue	$76,636,000	$76,256,000
Pro forma net income	$4,402,000	$3,411,000

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004 (Unaudited)

Note E — Weighted Average Shares and Net Income Per Share

     Weighted average basic shares decreased from 10,625,000 for the quarter ended June 30, 2003 to 10,582,000 for the quarter ended June 30, 2004. Weighted average diluted shares decreased from 10,894,000 for the quarter ended June 30, 2003 to 10,704,000 for the quarter ended June 30, 2004. The net decrease in both of these weighted share calculations is due to the repurchase of common stock as noted above offset by an increase in shares outstanding due to the exercise of stock options in the Company’s employee stock option plan. Additionally, the weighted average diluted shares decreased by a greater amount than the basic shares due to the decrease in the Company’s average stock price for the quarter ended June 30, 2004 compared to the quarter ended June 30, 2003 and its impact on applying the treasury stock method for outstanding options.

     Net income per common and common equivalent shares were computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the quarter. The calculations of the basic and diluted weighted shares for the three months ended June 30, 2003 and 2004, are as follows:

	Three months ended June 30,
	2003	2004
Basic Earnings Per Share:
Weighted average common shares outstanding	10,625,000	10,582,000

Net Income	$4,357,000	$3,411,000

Net Income per share	$.41	$.32

	Three months ended June 30,
	2003	2004
Diluted Earnings Per Share:
Weighted average common shares outstanding	10,625,000	10,582,000
Net effect of dilutive common stock options	269,000	122,000

Total common and common equivalent shares	10,894,000	10,704,000

Net Income	$4,357,000	$3,411,000

Net Income per share	$.40	$.32

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004 (Unaudited)

Note F — Shareholder Rights Plan

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

Note G — Stock Option Plans

     Under the Company’s Restated 1988 Executive Stock Option Plan, (“the Plan”) as amended, options for up to 5,955,000 shares of the Company’s common stock may be granted at prices not less than 85% of the fair value of the Company’s common stock on date of grant, as determined by the Board. Options granted under the Plan may be either incentive stock options or non-statutory stock options, and options granted generally have a maximum life of five years. All options granted in the three months ended June 30, 2003 and 2004 were granted at fair market value and are non-statutory stock options. Summarized information for all stock options for the three months ended June 30, 2003 and 2004 follows:

	Three months ended June 30, 2003		Three months ended June 30, 2004
	Shares	Average Price	Shares	Average Price
Options outstanding, beginning	1,197,747	$20.20	994,475	$24.42
Options granted	52,921	31.24	36,750	26.02
Options exercised	-88,824	11.76	-18,410	12.85
Options cancelled	-2,108	26.03	-8,371	32.68

Options outstanding, ending	1,159,736	$21.34	1,004,444	$24.62

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004 (Unaudited)

     Note G – Stock Option Plans (continued)

     There were no shares issued under the Company’s Employee Stock Purchase Plan during the quarters ended June 30, 2003 and 2004.

     Note H – Accrued Liabilities

     Accrued liabilities consist of the following at March 31, 2004 and June 30, 2004:

		June 30, 2004
	March 31, 2004	(Unaudited)
Payroll and related benefits	$7,061,000	$5,572,000
Self-insurance accruals	3,624,000	3,499,000
Other	1,162,000	1,363,000

	$11,847,000	$10,434,000

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

Patient Management Services

     In addition to its network solutions services, the Company offers a range of patient management services, which involve working on a one-on-one basis with injured employees and their various healthcare professionals, employers and insurance company adjusters. The services are designed to monitor the medical necessity and appropriateness of healthcare services provided to workers’ compensation and other healthcare claimants and to expedite return to work. The Company offers these services on a stand-alone basis, or as an integrated component of its medical cost containment services.

Organizational Structure

     The Company’s management is structured geographically with regional vice-presidents who report to the President of the Company. Each of these regional vice-presidents is responsible for all services provided by the Company in his or her particular region and for the operating results of the Company in multiple states. These regional vice presidents have area and district managers who are also responsible for all services provided by the Company in their given area and district.

Business Enterprise Segments

     We operate in one reportable operating segment, managed care. The Company’s services are delivered to its customers through its local offices in each region and financial information for the Company’s operations follows this service delivery model. All regions provide the Company’s patient management and network solutions services. Statement of Financial Accounting Standards, or SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for the way that public business enterprises report information about operating segments in annual consolidated financial statements. The Company’s internal financial reporting is segmented geographically, as discussed above, and managed on a geographic rather than service line basis, with virtually all of the Company’s operating revenue generated within the United States.

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

Summary of Quarterly Results

     The Company generated revenues of $76.3 million for the quarter ended June 30, 2004, an increase of $0.4 million or 0.5%, over revenues of $75.9 million for the quarter ended June 30, 2003. Although the revenues in the quarter ended June 30, 2004 were within $720,000 of a record for a quarter for the Company, excluding the revenues from the aforementioned Scan One, the Company’s revenues would have decreased by $0.4 million or 0.5% for the quarter ended June 30, 2004 compared to the quarter ended June 30, 2003. Revenues for the quarter ended June 30, 2004 were $0.5 million or 0.7% below the revenues of the prior quarter ended March 31, 2004. Included in the Company’s revenue for the quarter ended June 30, 2003 and the quarter ended June 30, 2004 for revenues from Scan One was $126,000 and $956,000, respectively.

     The sequential revenue changes reflect the more challenging market conditions and there is no guarantee that the Company will either post revenue growth similar to all previous periods or generate revenue increases. The decline in the nation’s manufacturing employment levels, which has helped lead to a decline in national workers’ compensation claims, considerable price competition in a flat-to-declining overall market, an increase in competition from both larger and smaller competitors, changes and the potential changes in state workers’ compensation and auto managed care laws which can reduce demand for the Company’s services, have created an environment where revenue and margin growth is more difficult to attain and where revenue growth is less certain than historically experienced. Additionally, the Company’s technology and preferred provider network competes against other companies, some of which have more resources available. Also, some customers may handle their managed care services in-house and may reduce the amount of services which are outsourced to managed care companies such as CorVel Corporation.

     With a challenging revenue environment, the Company will need to manage both field service and general and administrative costs in order to maintain its historical operating margin percentages.

Business Acquisition During Fiscal Years Ended March 31, 2004

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

Results of Operations

     The Company derives its revenues from providing patient management and network solutions services to payors of workers’ compensation benefits, auto insurance claims and health insurance benefits. Patient management services include utilization review, medical case management, and vocational rehabilitation. Network solutions revenues include fee schedule auditing, hospital bill auditing, independent medical examinations, diagnostic imaging review services and preferred provider referral services. The percentages of revenues attributable to patient management and network solutions services for the quarters ended June 30, 2003 and June 2004:

	June 30, 2003	June 30, 2004
Patient management services	46.7%	43.5%

Network solutions revenues	53.3%	56.5%

     The following table sets forth, for the periods indicated, the dollars and the percentage of revenues represented by certain items reflected in the Company’s consolidated statements of income. The Company’s past operating results are not necessarily indicative of future operating results.

	Quarter Ended	Quarter Ended	Dollar	Percentage
	June 30, 2003	June 30, 2004	Change	Change
Revenue	$75,912,000	$76,256,000	$344,000	0.5%
Cost of revenue	62,304,000	63,347,000	1,043,000	1.7%

Gross profit	13,608,000	12,909,000	-699,000	-5.1%

Gross profit percentage	17.9%	16.9%
General and administrative	6,580,000	7,363,000	783,000	11.9%
General and administrative percentage	8.7%	9.7%
Operating income	7,028,000	5,546,000	-1,482,000	-21.1%
Operating income percentage	9.3%	7.3%
Income tax expense	2,671,000	2,135,000	-536,000	-20.1%

Net income	$4,357,000	$3,411,000	-$946,000	-21.7%

Weighted Shares
Basic	10,625,000	10,582,000	-43,000	-0.4%
Diluted	10,894,000	10,704,000	-190,000	-1.7%
Earnings Per Share
Basic	$0.41	$0.32		-21.4%
Diluted	$0.40	$0.32		-20.3%

Revenues

     As noted above, revenues increased from $75.9 million for the three months ended June 30, 2003 to $76.3 million for the three months ended June 30, 2004, an increase of $0.4 million or 0.5%. Without the aforementioned acquisition of Scan One in the quarter ended June 30, 2004, revenues would have decreased by $0.5 million or 0.5%. Included in the Company’s revenue for the quarter ended June 30, 2003 and the quarter ended June 30, 2004 for revenues from Scan One was $126,000 and $956,000, respectively. The continued softness in the national labor market, especially the manufacturing sector of the economy, has caused a reduction in the overall claims volume. Additionally, the competitive environment in the marketplace has made it difficult to generate revenue increases without unit volume increases.

     Patient management revenues decreased 6% from the same period in the prior year due to the decrease in the case management referrals resulting from the soft claims market. Network solutions revenues increased by 6% due to the acquisition of Scan One in late June 2003.

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

Change in Cost of Revenue

     The Company’s cost of revenues increased by 1.7% from $62.3 million for the three months ended June 30, 2003 to $63.3 million for the three months ended June 30, 2004, due to the increase in revenues by 0.5% between these two periods as noted above and due to an increase in certain field expenses greater than the increase in revenues. Rent expense for the field operations increased from $2.5 million for the three months ended June 30, 2003 or 3.3% of revenues to $2.8 million or 3.7% of revenues for the three months ended June 30, 2004 due to increased rent payments. Field office and supplies expense increased from $1.1 million or 1.4% of revenues for the three months ended June 30, 2003 to $1.2 million or 1.6% of revenues for the three months ended June 30, 2004. The cost of revenues percentage for the three months ended June 30, 2003 was 82.1% compared to 83.1% for the three months ended June 30, 2004.

General and Administrative Costs

     General and administrative costs consists of approximately 60% of corporate systems costs which include the corporate systems support, implementation and training, amortization of software development costs, depreciation of the hardware costs in the Company’s national systems, the Company’s national wide area network and other systems related costs. The remaining 40% of the general and administrative costs consist of national marketing, national sales support, corporate legal, corporate insurance, human resources, accounting, product management, new business development and other general corporate matters.

Change in General and Administrative Costs

     General and administrative expense increased from $6.6 million in the three months ended June 30, 2003 or 8.7% of revenues to $7.4 million or 9.7% of revenues for the three months ended June 30, 2004. Most of this increase was due to increase in systems costs from $3.8 million or 5.0% or revenues for the three months ended June 30, 2003 to $4.3 million or 5.6% of revenues for the three months ended June 30, 2004. This increase was primarily due to an increased number of management information services staff to support the Company’s implementation of CareMC, further electronic data interface capabilities as required by customer needs, increased enhancement of the Company’s corporate data center and the development of a backup data center.

Income Tax Provision

     The Company’s income tax expense decreased from $2.7 million for the three months ended June 30, 2003 to $2.1 million for the three months ended June 30, 2004 due to the decrease in the amount of income before income taxes from $7.0 million to $5.5 million for the same periods, respectively. The income tax expense as a percentage of income before income taxes increased from 38.0% for the three months ended June 30, 2003 to 38.5% for the three months ended June 30, 2004. This increase was based upon management’s review of the Company’s estimated annual income tax rate, including state taxes. This rate differed from the statutory federal tax rate of 35.0% primarily due to state income taxes and certain non-deductible expenses.

Liquidity and Capital Resources

     The Company has historically funded its operations and capital expenditures primarily from cash flow from operations, and to a lesser extent, option exercises. Net working capital increased from $41 million as of March 31, 2004 to $43 million as of June 30, 2004, primarily due to an increase in cash from $9 million as of March 31, 2004 to $12 million as of June 30, 2004. This increase is primarily due to a decrease in the days sales outstanding (DSO) from 54 days as of March 31, 2004 to 53 days and because the Company did not have to make a federal income tax payment during the quarter ended June 30, 2004.

     The Company believes that cash from operations, available funds under a line of credit, and funds from exercise of stock options granted to employees are adequate to fund existing obligations, repurchase shares of the Company’s common stock, introduce new services, and continue to develop healthcare related businesses. The Company regularly evaluates cash requirements for current operations and commitments, and for capital acquisitions and other strategic transactions. The Company may elect to raise additional funds for these purposes, either through debt or additional equity, the sale of investment securities or otherwise, as appropriate.

     As of March 31, 2004, the Company had $12 million in cash and cash equivalents, invested primarily in short-term, highly liquid investments with maturities of 90 days or less.

     In April 2003, the Company entered into a credit agreement with a financial institution to provide borrowing capacity of up to $5 million. This agreement expires in September 2004. Borrowings under this agreement bear interest, at the Company’s option, at a fluctuating LIBOR-based rate (1.37% at June 30, 2004) plus 1.25% or at the financial institution’s prime lending rate (4.25% at June 30, 2004). There were no outstanding borrowings against this line of credit at either March 31, 2004 or June 30, 2004. The loan covenants require the Company to maintain a quick ratio of at least 2:1, a tangible net equity of at least $45 million and have positive net income.

     The Company has historically required substantial capital to fund the growth of its operations, particularly working capital to fund the growth in accounts receivable and capital expenditures. The Company believes, however, that the cash balance at June 30, 2004 along with anticipated internally generated funds and the available line of credit would be sufficient to meet the Company’s expected cash requirements for at least the next twelve months.

Operating Cash Flows

Quarter ended June 30, 2003 compared to quarter ended June 30, 2004

     Net cash provided by operating activities was $8.9 million in the three months ended June 30, 2003 compared to $8.8 million in the three months ended June 30, 2004. Although the Company’s net income decreased by $0.9 million from $4.4 million for the three months ended June 2003 to the $3.4 million for the three months ended June 30, 2004, the Company’s prepaid taxes and expenses decreased by $2.5 million during the quarter ended June 30, 2004 compared to the prior quarter because of the income tax provision for the quarter without any corresponding payment during the quarter. Additionally, depreciation and amortization increased from $2.3 million for the three months ended June 30, 2003 to $2.9 million for the three months ended June 30, 2004 due to the capital cost incurred during the past twelve months to increase the Company’s information systems, including an upgrade of the corporate systems facilities and the backup data center.

Investing Activities

Quarter ended June 30, 2003 compared to quarter ended June 30, 2004

     Net cash flow used in investing activities decreased from $7.1 million in the three months ended June 30, 2003 to $3.4 million in the three months ended June 30, 2004. This decrease was primarily attributable to the $4.1 million for acquisitions during the quarter ended June 30, 2003 with no comparable acquisitions during the quarter ended June 30, 2004. Additions to property and equipment increased from $3.0 million during the three months ended June 30, 2003 to $3.4 million during the three months ended June 30, 2004 primarily due to the aforementioned expansion of the Company’s information systems capabilities.

Financing Activities

Quarter ended June 30, 2003 compared to quarter ended June 30, 2004

     Net cash flow used in financing activities decreased from $2.3 million for the three months ended June 30, 2003 to $1.7 million for the three months ended June 30, 2004. This decrease was primarily attributable to the reduction in the amount spent to repurchase Company common shares from $3.0 million for the three months ended June 30, 2003 to $2.0 million for the three months ended June 30, 2004. During the quarter ended June 30, 2004, the Company repurchased 76,223 shares of its common stock stock. In 1996, the Company’s Board of Directors authorized the repurchase of the Company’s common stock. Including an expansion authorized in April 2002, the total number of shares authorized to repurchase has now been increased to 6,100,000 shares. Cumulatively, the Company has repurchased 5,649,651 of its common shares through this repurchase program. Management anticipates that additional shares will be repurchased throughout the remainder of fiscal 2005. The maximum remaining authorized shares available for repurchase is 450,349.

Critical Accounting Policies

     The SEC defines critical accounting policies as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

     The following is not intended to be a comprehensive list of our accounting policies. Our significant accounting policies are more fully described in Note A to the annual Consolidated Financial Statements for the year ended March 31, 2004. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting an available alternative would not produce a materially different result.

     We have identified the following accounting policies as critical to us: 1) revenue recognition, 2) allowance for uncollectible accounts, 3) valuation of long-lived assets, 4) accrual for self-insured costs, and 5) accounting for income taxes.

     Revenue Recognition: The Company’s revenues are recognized primarily as services are rendered based on time and expenses incurred. A certain portion of the Company’s revenues are derived from fee schedule auditing which is based on the number of provider charges audited and, to a lesser extent, on a percentage of savings achieved for the Company’s clients. The Company follows the guidance of Staff Accounting Bulletin 104 in recognizing revenue when: 1) persuasive evidence of an arrangement exists, 2) services have been rendered, 3) the seller’s price to the buyer is fixed or determinable, and 4) collectibility is reasonably assured.

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

     When we determine that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, impairments are recognized when the expected future undiscounted cash flows derived from such assets are less than their carrying value, except for investments. We generally measure any impairment based on management’s review of the business’ monthly income statement and forecasted income statements and cash flows. A loss in the value of an investment will be recognized when it is determined that the decline in value is other than temporary. Any change in the estimated discount rate or estimated cash flows could affect the evaluation of the impairment and potentially the income statement.

     Accrual for Self-insurance Costs: The Company self-insures for the group medical costs and workers’ compensation costs of its employees. The Company purchases stop loss insurance for large claims. Management believes that the self-insurance reserves based upon actual medical costs incurred along with estimated claims reports provided by third party administrators are appropriate; however, actual claims costs may differ from the original estimates requiring adjustments to the reserves.

     Accounting for Income Taxes: As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and financial accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. If the Company was to establish a valuation allowance or increase this allowance in a period, the Company must include an expense within the tax provision in the consolidated income statement. Significant management judgment is required in determining our provision for income taxes and our deferred tax assets and liabilities.

Recently Issued Accounting Standards

     In May of 2003, the Financial Accounting Standards Board (the Board), issued SFAS 150 Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (SFAS 150). This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments would previously have been classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The Company has reviewed the provisions of SFAS 150, and management believes that it does not have any financial instruments requiring reclassifications under SFAS 150.

     In January 2003, the Board issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51, Consolidated Financial Statements. The Interpretation addresses how variable interest entities are to be identified and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. The Interpretation also requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. FIN 46 is effective in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which a company holds a variable interest that is acquired before February 1, 2003. The provisions of FIN 46 have been reviewed, and management does not believe that it has any entities requiring consolidation.

Risk Factors

     Certain statements contained in the Company’s Annual Report on Form 10-K for the year ended March 31, 2004, Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as well as the Company’s Annual Report for the year ended March 31, 2004, such as statements concerning the development of new services, possible legislative changes, and other statements contained herein regarding matters that are not historical facts, are forward-looking statements (as such term is defined in the Securities Act of 1933, as amended). Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

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

Item 2 – Changes in Securities and Use of Proceeds

     The following table summarizes any purchases of the Company common stock made by or on behalf of the Company for the quarter ended June 30, 2004.

			Total Number of	Maximum Number
	Total Number	Average	Shares Purchased	of Shares That May
	of Shares	Price Paid	as Part of Publicly	Yet Be Purchased
Period	Purchased	Per Share	Announced Program	Under the Program
May 14 to May 28, 2004	16,500	$24.58	5,589,928	510,072
June 1 to June 30, 2004	59,723	25.95	5,633,151	466,849

Quarter ended March 31, 2004	76,223	$25.65	5,633,151	466,849

Item 3 – Defaults Upon Senior Securities - None.

Item 4 – Submission of Matters to a Vote of Security Holders - None.

Item 5 – Other Information – None.

Item 6 – Exhibits and Reports on Form 8-K –

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

(b)        Reports on Form 8-K during the quarter ended June 30, 2004:

On May 10, 2004, the Company filed a report on Form 8-K to furnish disclosure under Item 9 of the report (intended to be furnished under Item 12) regarding the Company’s press release announcing the Company’s unaudited financial results for the quarter ending March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CORVEL CORPORATION

By: V. Gordon Clemons
V. Gordon Clemons, Chairman of the Board,
Chief Executive Officer, and President

By: Richard J. Schweppe Richard J. Schweppe,
Chief Financial Officer

August 9, 2004

EXHIBIT INDEX

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