Form 10-Q
period 2004-09-30
CORVEL CORP
filed 2004-11-09
CIK 874866

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2004

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For this transition period from _________ to ______________

Commission file number O-19291

CORVEL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0282651 (IRS Employer Identification No.)

2010 Main Street, Suite 600 Irvine, CA (Address of principal executive office)	92614 (zip code)

Registrant’s telephone number, including code:	(949) 851-1473

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

YES [X]     NO [  ]

     The number of shares outstanding of the registrant’s Common Stock, $0.0001 Par Value, as of September 30, 2004 was 10,455,324.

CORVEL CORPORATION

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets — March 31, 2004 and September 30, 2004 (unaudited) -
Consolidated Statements of Income (unaudited) — Three months ended September 30, 2003 and 2004 -
Consolidated Statements of Income (unaudited) — Six months ended September 30, 2003 and 2004 -
Consolidated Statements of Cash Flows (unaudited) — Six months ended September 30, 2003 and 2004 -
Notes to Consolidated Financial Statements — September 30, 2004 (unaudited)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations -
Item 3. Quantitative and Qualitative Disclosures About Market Risk -
Item 4. Controls and Procedures -
PART II. OTHER INFORMATION
Item 1. Legal Proceedings -
Item 2. Changes in Securities and Use of Proceeds -
Item 3. Defaults upon Senior Securities -
Item 4. Submission of Matters to a Vote of Security Holders -
Item 5. Other Information -
Item 6. Exhibits and Reports on Form 8-K -
Signatures -
Exhibit Index
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

Part I — Financial Information

Item 1. Financial Statements

CORVEL CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2004	September 30, 2004
		(unaudited)
Assets
Current Assets
Cash and cash equivalents	$8,641,000	$12,990,000
Accounts receivable, net	45,538,000	43,670,000
Prepaid taxes and expenses	5,363,000	2,334,000
Deferred income taxes	4,316,000	3,472,000

Total current assets	63,858,000	62,466,000

Property and equipment, net	29,387,000	29,938,000
Goodwill and other assets	13,066,000	13,144,000

TOTAL ASSETS	$106,311,000	$105,548,000

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$10,765,000	$10,185,000
Accrued liabilities	11,847,000	9,541,000

Total current liabilities	22,612,000	19,726,000

Deferred income taxes	6,077,000	5,544,000
Stockholders’ Equity
Common stock, $.0001 par value: 20,000,000 shares authorized; 16,163,104 shares (10,589,676, net of Treasury shares) and 16,240,906 shares (10,455,324, net of Treasury shares) issued and outstanding at March 31, 2004 and September 30, 2004, respectively	2,000	2,000
Paid-in-capital	54,008,000	55,750,000
Treasury Stock, (5,573,428 shares at March 31, 2004 and 5,785,582 shares at September 30, 2004)	(96,281,000)	(101,815,000)
Retained earnings	119,893,000	126,341,000

Total stockholders’ equity	77,622,000	80,278,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$106,311,000	$105,548,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME — UNAUDITED

	Three months ended September 30,
	2003	2004
REVENUES	$76,978,000	$72,156,000
Cost of revenues	63,548,000	60,462,000

Gross profit	13,430,000	11,694,000
General and administrative expenses	6,239,000	6,756,000

Income before income taxes	7,191,000	4,938,000
Income tax provision	2,733,000	1,901,000

NET INCOME	$4,458,000	$3,037,000

Net income per common and common equivalent share
Basic	$.42	$.29

Diluted	$.41	$.29

Weighted average common and common equivalent shares
Basic	10,593,000	10,487,000
Diluted	10,877,000	10,597,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME — UNAUDITED

	Six months ended September 30,
	2003	2004
REVENUES	$152,890,000	$148,412,000
Cost of revenues	125,852,000	123,809,000

Gross profit	27,038,000	24,603,000
General and administrative expenses	12,819,000	14,119,000

Income before income taxes	14,219,000	10,484,000
Income tax provision	5,404,000	4,036,000

NET INCOME	$8,815,000	$6,448,000

Net income per common and common equivalent share
Basic	$.83	$.61

Diluted	$.81	$.61

Weighted average common and common equivalent shares
Basic	10,609,000	10,535,000
Diluted	10,886,000	10,651,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Six months ended September 30,
	2003	2004
Cash flows from Operating Activities
NET INCOME	$8,815,000	$6,448,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,274,000	5,445,000
Tax benefits from stock options exercised	450,000	292,000
Provision for deferred income taxes	—	311,000
Changes in operating assets and liabilities
Accounts receivable	2,594,000	1,868,000
Prepaid taxes and expenses	(78,000)	3,029,000
Other assets	(476,000)	(91,000)
Accounts payable	1,730,000	(580,000)
Accrued liabilities	(2,403,000)	(2,306,000)

Net cash provided by operating activities	14,906,000	14,416,000

Cash Flows from Investing Activities
Investment in acquisitions, net of cash acquired	(4,103,000)	—
Additions to property and equipment	(5,758,000)	(5,983,000)

Net cash used in investing activities	(9,861,000)	(5,983,000)

Cash Flows from Financing Activities
Purchase of treasury stock	(7,395,000)	(5,534,000)
Exercise of common stock options	2,798,000	1,450,000

Net cash used in financing activities	(4,597,000)	(4,084,000)

Increase in cash and cash equivalents:	448,000	4,349,000
Cash and cash equivalents at beginning of period	5,913,000	8,641,000

Cash and cash equivalents at end of period	$6,361,000	$12,990,000

Supplemental Cash Flow Information:
Cash paid for:
Income taxes	$3,809,000	$1,858,000
Interest	$8,000	$1,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004 (Unaudited)

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

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ending March 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended March 31, 2004 included in the Company’s Annual Report on Form 10-K.

Note B — Stock Based Compensation

     The Company has various stock-based employee compensation plans that are described more fully in Note E to the Consolidated Financial Statements, in the fiscal year ended March 31, 2004 Annual Report on Form 10-K. The Company accounts for these plans using the intrinsic value method under APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. No stock-based employee compensation cost is included in net income for the three or six ended September 30, 2003 or 2004 as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

     The following table illustrates the effect on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to all outstanding and unvested awards in each three and six month period ended September 30:

	Three months ending	Three months ending	Six months ending	Six months ending
	September 30, 2003	September 30, 2004	September 30, 2003	September 30, 2004
Net income	$4,458,000	$3,037,000	$8,815,000	$6,448,000
Deduct: Stock-based employee compensation cost, net of taxes	(242,000)	(207,000)	(484,000)	(426,000)

Pro forma net income	$4,216,000	$2,830,000	$8,331,000	$6,022,000

Net Income per share — basic
As reported	$0.42	$0.29	$0.83	$0.61
Pro forma	$0.40	$0.27	$0.79	$0.57
Net Income per share — diluted
As reported	$0.41	$0.29	$0.81	$0.61
Pro forma	$0.39	$0.27	$0.77	$0.57

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004 (Unaudited)

Note C — Treasury Stock

     The Company’s Board of Directors approved the commencement of a share repurchase program in the fall of 1996. In August 2002, the Company’s Board of Directors approved a 1,000,000 share expansion to its existing stock repurchase plan, increasing the total number of shares approved for repurchase to 6,100,000 shares from 5,100,000 shares. Since the commencement of the share repurchase program, the Company has spent $102 million to repurchase 5,785,582 shares of its common stock, equal to 36% of the outstanding common stock had there been no repurchases. The average price of these repurchases is $17.60 per share. During the six months ended September 30, 2004, the Company repurchased 212,154 shares for $5,534,115. These purchases have been funded from the net earnings of the Company, along with the proceeds from the exercise of common stock options, the employee stock purchase plan and related income tax benefits from the exercise of these options. CorVel has 10,455,324 shares of common stock outstanding as of September 30, 2004, after reduction for the 5,785,582 shares in treasury.

Note D — Business Acquisitions

     In June 2003, the Company acquired 100% of the stock of Scan One, a document imaging company which is being integrated in the Company’s network solutions operations. The Company paid $3.7 million in cash for all of the common stock of Scan One and assumed certain outstanding obligations in the acquisition. The Company recorded $3.2 million of goodwill in connection with the acquisition. There are no contingent obligations in the price for this acquisition.

     The following table summarizes the recorded value of the Scan One assets acquired and liabilities assumed:

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

3 months ended
September 30, 2003
Pro forma revenue	$76,991,000
Pro forma net income	$4,413,000

6 months ended
September 30, 2003
Pro forma revenue	$153,627,000
Pro forma net income	$8,815,000

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004 (Unaudited)

Note E — Weighted Average Shares and Net Income Per Share

     Weighted average basic shares decreased from 10,593,000 for the quarter ended September 30, 2003 to 10,487,000 for the quarter ended September 30, 2004. Weighted average diluted shares decreased from 10,877,000 for the quarter ended September 30, 2003 to 10,597,000 for the quarter ended September 30, 2004. Weighted average basic shares decreased from 10,609,000 for the six months ended September 30, 2003 to 10,535,000 for the six months ended September 30, 2004. Weighted average diluted shares decreased from 10,886,000 for the six months ended September 30, 2003 to 10,651,000 for the six months ended September 30, 2004. The net decrease in each of these weighted share calculations is due to the repurchase of common stock as noted above offset by an increase in shares outstanding due to the exercise of stock options in the Company’s employee stock option plan and employee stock purchase plan. Additionally, the weighted average diluted shares decreased by a greater amount than the basic shares due to the decrease in the Company’s average stock price for the quarter ended September 30, 2004 compared to the quarter ended September 30, 2003 and its impact on applying the treasury stock method for outstanding options.

     Earnings per common and common equivalent shares were computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the quarter. The calculations of the basic and diluted weighted shares for the three and six months ended September 30, 2003 and 2004, are as follows:

	Three months ended September 30,
	2003	2004
Basic Earnings Per Share:
Weighted average common shares outstanding	10,593,000	10,487,000

Net Income	$4,458,000	$3,037,000

Net Income per share	$.42	$.29

	Six months ended September 30,
	2003	2004
Basic Earnings Per Share:
Weighted average common shares outstanding	10,609,000	10,535,000

Net Income	$8,815,000	$6,448,000

Net Income per share	$.83	$.61

	Three months ended September 30,
	2003	2004
Diluted Earnings Per Share:
Weighted average common shares outstanding	10,593,000	10,487,000
Net effect of dilutive common stock options	284,000	110,000

Total common and common equivalent shares	10,877,000	10,597,000

Net Income	$4,458,000	$3,037,000

Net Income per share	$.41	$.29

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004 (Unaudited)

Note E — Shareholder Rights Plan

	Six months ended September 30,
	2003	2004
Diluted Earnings Per Share:
Weighted average common shares outstanding	10,609,000	10,535,000
Net effect of dilutive common stock options	277,000	116,000

Total common and common equivalent shares	10,886,000	10,651,000

Net Income	$8,815,000	$6,448,000

Net Income per share	$.81	$.61

Note F — Shareholder Rights Plan

     During fiscal 1997, the Company’s Board of Directors approved the adoption of a Shareholder Rights Plan. The Rights Plan provides for a dividend distribution to CorVel stockholders of one preferred stock purchase “Right” for each outstanding share of CorVel’s common stock. The Rights are designed to assure that all stockholders receive fair and equal treatment in the event of any proposed takeover of the Company and to encourage a potential acquirer to negotiate with the Board of Directors prior to attempting a takeover.

     Each Right entitles the registered holder to purchase from the Company, upon the occurrence of a certain event or events, one one-hundredth of a share of Series A Preferred at an exercise price of $118 (the “Purchase Price”), subject to certain adjustments. In addition, under certain circumstances, the Rights may become exercisable for a number of Common Shares having a value equal to two times the Purchase Price and/or common stock of certain acquiring companies having a value equal to two times the Purchase Price. Under certain circumstances, each Right may be exchanged by the Board at an exchange rate of one share of Common Stock (or a fraction of a share of the Preferred Stock having equivalent market value) per Right. Also, under certain circumstances, the Company may redeem the Rights in whole, but not in part, at a price of $.01 per Right. The Rights will not be exercisable until the occurrence of certain takeover-related events. The issuance of the Rights has no dilutive effect on the Company’s earnings per share.

     In April 2002, the Company’s Board of Directors approved an amendment to its existing stockholder rights agreement to: 1) extend the expiration date of the rights to February 10, 2012, 2) increase the initial exercise price of each right from $42 to $118 and 3) enable Fidelity Management & Research Company and its affiliates to purchase up to 18% of the shares of common stock of the Company without triggering the stockholder rights. The limitations under the Rights Agreement remain in effect for all other stockholders of the Company.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004 (Unaudited)

Note G – Stock Option Plans

     Under the Company’s Restated 1988 Executive Stock Option Plan, (“the Plan”), as amended, options for up to 5,955,000 shares of the Company’s common stock may be granted at prices not less than 85% of the fair value of the underlying stock on the date of grant as determined by the Board. Options granted under the Plan may be either incentive stock options or non-statutory stock options and options granted generally have a maximum life of five years. All options granted in the three months ended September 30, 2003 and September 30, 2004 were granted at fair market value and are non-statutory stock options. Summarized information for all stock options for the six months ended September 30, 2003 and September 30, 2004 follows:

	Six months ended September 30, 2003		Six months ended September 30, 2004
	Shares	Average Price	Shares	Average Price
Options outstanding, beginning	1,159,736	$21.34	994,475	$24.42
Options granted	51,100	35.33	82,100	25.86
Options exercised	(66,499)	12.96	(58,097)	14.45
Options cancelled	(6,864)	24.33	(21,490)	31.95

Options outstanding, ending	1,137,473	$22.44	996,988	$24.96

Note H – Accrued Liabilities

     Accrued liabilities consist of the following at March 31, 2004 and September 30, 2004:

	March 31, 2004	September 30, 2004
Payroll and related benefits	$7,061,000	5,534,000
Self-insurance accruals	3,624,000	3,506,000
Other	1,162,000	501,000

	$11,847,000	9,541,000

Note I – Employee Stock Purchase Shares

     Shares issued to employees under the Company’s employee stock purchase plan for the quarters ended September 30, 2003 and 2004, were 19,297 and 20,055, respectively.

Note J – Contingencies

     The Company is involved in litigation arising in the normal course of business. The Company believes that resolution of these matters will not result in any payment that, in the aggregate, would be material to the financial position or financial operations of the Company.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations may include certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, (without limitation), statements with respect to anticipated future operating and financial performance, growth and acquisition opportunities and other similar forecasts and statements of expectation. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and “should” and variations of these words and similar expressions, are intended to identify these forward-looking statements. Forward-looking statements made by the Company and its management are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance.

     The Company disclaims any obligations to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties, and assumptions. Representative examples of these factors include, (without limitation), general industry and economic conditions; cost of capital and capital requirements; competition from other managed care companies; the ability to expand certain areas of the Company’s business; shifts in customer demands; the ability of the Company to produce market-competitive software; changes in operating expenses including employee wages; benefits and medical inflation; governmental and public policy changes; dependence on key personnel; possible litigation and legal liability in the course of operations; and the continued availability of financing in the amounts and at the terms necessary to support the Company’s future business.

Overview

     CorVel Corporation is an independent nationwide provider of medical cost containment and managed care services designed to address the escalating medical costs of workers’ compensation and auto policies. The Company’s services are provided to insurance companies, third-party administrators, (“TPA’s”), and self-administered employers to assist them in managing the medical costs and monitoring the quality of care associated with healthcare claims.

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

     Under SFAS 131, two or more operating segments may be aggregated into a single operating segment for financial reporting purposes if aggregation is consistent with the objective and basic principles of SFAS 131, if the segments have similar economic characteristics, and if the segments are similar in each of the following areas: 1) the nature of products and services; 2) the nature of the production processes; 3) the type or class of customer for their products and services; and 4) the methods used to distribute their products or provide their services. We believe each of the Company’s regions meet these criteria as they provide the similar services to similar customers using similar methods of productions and similar methods to distribute their services.

Summary of Quarterly Results

     The Company continues to be negatively impacted by a soft workers’ compensation claims market due to the continued decline in the manufacturing sector, regulatory changes in Colorado and California and, during the current quarter, an unusually strong hurricane season in Florida, which impacted the hours worked in that state during the end of August and the month of September. During the quarter ended September 30, 2004, the Company generated revenues of $72.2 million, a decrease of $4.8 million or 6.3% from revenues of $77.0 million for the quarter ended September 30, 2003. Approximately half of the decrease in revenues was attributed to a reduction in the Company’s patient management services due to a decrease in patient management referrals primarily due to the soft workers’ compensation claims market as noted above. Provider program revenues also declined due to a decrease in the amount of bill volume processed and referrals for MRI scheduling services.

     During the quarter, the Company continued to adjust its workforce to better match the changing mix of services being delivered.

     The decreases in quarterly revenue reflect the more challenging market conditions and there is no guarantee that the Company will either generate revenue growth similar to all previous periods and may, in the short term, experience year over year revenue decreases. The decline in the nation’s manufacturing employment levels which has helped lead to a decline in national workers’ compensation claims, considerable price competition in a flat-to-declining overall market, an increase in competition from both larger and smaller competitors, changes and the potential changes in state workers’ compensation and auto managed care laws which can reduce demand for the Company’s services, have created an environment where revenue and margin growth is more difficult to attain and where revenue growth is less certain than historically experienced. Additionally, the Company’s technology and preferred provider network competes against other companies, some of which have more resources available. Also, some customers may handle their managed care services in-house and may reduce the amount of services which are outsourced to managed care companies such as CorVel Corporation.

     With a challenging revenue environment, the Company will need to manage both field and general and administrative costs in order to maintain its historical operating margin percentages.

Business Acquisition During Fiscal Years Ended March 31, 2004

     In June 2003, the Company expanded its existing office automation service line with the acquisition of Scan One, a provider of scanning, optical character recognition and document management services. The acquisition provided the opportunity to sell scanning and document management, the services of Scan One, through a number of the Company’s larger offices. The Company believes these services are synergistic with the Company’s medical bill review processing. The Company has made no business acquisitions during fiscal year ending March 31, 2005.

Results of Operations

     The Company derives its revenues from providing patient management and network solutions services to payors of workers’ compensation benefits, auto insurance claims, and health insurance benefits. Patient management services include utilization review, medical case management, and vocational rehabilitation. Network solutions revenues include fee schedule auditing, hospital bill auditing, independent medical examinations, diagnostic imaging review services, and preferred provider referral services. The percentages of revenues attributable to patient management and network solutions services for the quarters ended September 30, 2003 and September 30, 2004:

	September 30, 2003	September 30, 2004
Patient management services	45.2%	44.5%
Network solutions revenues	54.8%	55.5%

     The following tables set forth, for the periods indicated, the dollars and the percentage of revenues represented by certain items reflected in the Company’s consolidated statements of income. The Company’s past operating results are not necessarily indicative of future operating results.

	Three months ended	Three months ended	Dollar	Percentage
	September 30, 2003	September 30, 2004	Change	Change
Revenue	$76,978,000	$72,156,000	$(4,822,000)	(6.3)%
Cost of revenue	63,548,000	60,462,000	(3,086,000)	(4.9)%

Gross profit	13,430,000	11,694,000	(1,736,000)	(12.9)%

Gross profit percentage	17.4%	16.2%
General and administrative	6,239,000	6,756,000	517,000	8.3%
General and administrative percentage	8.1%	9.4%
Operating income	7,191,000	4,938,000	(2,253,000)	(31.3)%
Operating income percentage	9.3%	6.8%
Income tax expense	2,733,000	1,901,000	(832,000)	(30.4)%

Net income	$4,458,000	$3,037,000	$(1,421,000)	(31.9)%

Weighted Shares
Basic	10,593,000	10,487,000	(106,000)	(1.0)%
Diluted	10,877,000	10,597,000	(280,000)	(2.6)%

	Three months ended	Three months ended	Dollar	Percentage
	September 30, 2003	September 30, 2004	Change	Change
Earnings Per Share
Basic	$0.42	$0.29	$(0.13)	(31.0)%
Diluted	$0.41	$0.29	$(0.12)	(29.3)%

	Six months ended	Six months ended	Dollar	Percentage
	September 30, 2003	September 30, 2004	Change	Change
Revenue	$152,890,000	$148,412,000	$(4,478,000)	(2.9)%
Cost of revenue	125,852,000	123,809,000	(2,043,000)	(1.6)%

Gross profit	27,038,000	24,603,000	(2,435,000)	(9.0)%

Gross profit percentage	17.7%	16.6%
General and administrative	12,819,000	14,119,000	1,300,000	10.1%
General and administrative percentage	8.4%	9.5%
Operating income	14,219,000	10,484,000	(3,735,000)	(26.3)%
Operating income percentage	9.3%	7.1%
Income tax expense	5,404,000	4,036,000	(1,368,000)	(25.3)%

Net income	$8,815,000	$6,448,000	$(2,367,000)	(26.9)%

Weighted Shares
Basic	10,609,000	10,535,000	(74,000)	(0.7)%
Diluted	10,886,000	10,651,000	(235,000)	(2.2)%
Earnings Per Share
Basic	$0.83	$0.61	$(0.22)	(26.5)%
Diluted	$0.81	$0.61	$(0.20)	(24.7)%

Revenues

     Three Months Ended September 30, 2003 and 2004

     As noted above, revenues decreased from $77.0 million for the three months ended September 30, 2003 to $72.2 million for the three months ended September 30, 2004, a decrease of $4.8 million or 6.3%. Approximately half of the decrease in revenues was attributed to a reduction in the Company’s patient management services due to a decrease in patient management referrals primarily resulting from the soft manufacturing environment. Network Solutions revenues also declined due to a decrease in the amount of bill volume processed and referrals for MRI scheduling services. The continued softness in the national labor market, especially the manufacturing sector of the economy, has caused a reduction in the overall claims volume. Additionally, the competitive environment in the marketplace has made it difficult to generate revenue increases without unit volume increases. The Company was also negatively impacted by the unusually severe hurricane season, which impacted Florida and other operations in the Southeast. The Company and our customers lost numerous productive business days. We estimate the impact to the company was approximately $1.0 million for the quarter.

     Six Months Ended September 30, 2003 and 2004

     Revenues decreased from $152.9 million for the six months ended September 30, 2003 to $148.4 Million for the six months ended September 30, 2004, a decrease of $4.5 million or 2.9%. Most of this decrease was attributable to the decrease in revenue from the Company’s patient management services primarily due to a decrease in the patient management referrals received by the Company. The decrease was primarily due to a continued softness in the national labor market, especially the manufacturing sector of the economy. The Company has been negatively impacted by a reduction in the overall claims volume due to employers implementing workplace safety programs. Employers have also been more aggressive in seeking early intervention services which the Company and the Company’s competitors offer, decreasing the length of a claim and decreasing the need for on-site case management services.

Cost of Revenue

     The Company’s cost of revenues consist of direct expenses, costs directly attributable to the generation of revenue, and field indirect costs which are incurred in the field to support the operations in the field offices which generate the revenue. Direct costs are primarily case manager salaries, bill review analysts, related payroll taxes and fringe benefits, and costs for IME (independent medical examination) and MRI providers. Most of the Company’s revenues are generated in offices which provide both patient management services and network solutions services. The largest of the field indirect costs are manager salaries and bonus, account executive base pay and commissions, administrative and clerical support, field systems personnel, PPO network developers, related payroll taxes and fringe benefits, office rent, and telephone expense. Over 42% of the costs incurred in the field are field indirect costs which support both the patient management services and network solutions operations of the Company’s field operations.

Change in Cost of Revenue

     Three Months Ended September 30, 2003 and 2004

     The Company’s cost of revenues decreased by 4.9% or $3.1 million from $63.5 million for the three months ended September 30, 2003 to $60.5 million for the three months ended September 30, 2004. This decline is partly due to a decrease in revenue resulting in less direct labor related expenses of $1.2 million. Field direct salaries decreased from $17.2 million in the quarter ended September 30, 2003 to $16.4 million in the quarter ended September 30, 2004, a decrease of $0.8 million. Additionally, the Company paid $1.1 million less for services for diagnostic imaging and the Company’s CorcareRX services due to a reduction in the volume of services provided.

     The cost of revenues percentage for the three months ended September 30, 2003 was 82.6% compared to 83.8% for the three months ended September 30, 2004. This increase was primarily due to the Company’s inability to reduce its field costs as much as the revenue decreased. The Company’s field rent increased in spite of a decrease in revenues. The Company paid $2.8 million for office space for the three months ended September 30, 2003 compared to $3.1 million for office space for the three months ended September 30, 2004, an increase of 10% due to continued increases in the cost of rents in the major urban markets the Company services. The Company is in the process of managing a reduction of these costs to be more in line with the Company’s revenue trends.

     Six Months Ended September 30, 2003 and 2004

     The Company’s cost of revenues decreased by 1.6% or $2.0 million from $125.9 million for the six months ended September 30, 2003 to $123.8 million for the six months ended September 30, 2004, due to the decrease in revenues of 2.9% between these two periods as noted above and due to a decrease in certain field expenses which was less than the decrease in revenues. The Company’s direct salaries decreased from $34.7 million for the six months ended September 30, 2003 to $33.2 million for the six months ended September 30, 2004, a decrease of $1.5 million. The remaining decrease of $0.5 million is due to less direct labor related expenses as a result of reductions in field personel.

     The cost of revenues percentage for the six months ended September 30, 2003 was 82.3% compared to 83.4% for the six months ended September 30, 2004. While the Company was able to reduce employment related expenses, the reduction was partially offset by increases in rent as the Company’s field rent expense increased from

$5.1 million for the six months ended September 30, 2003 to $5.7 million for the six months ended September 30, 2004, an 11% increase. As noted above, the Company is working to manage these costs.

General and Administrative Costs

     General and administrative costs consists of approximately 62% of corporate systems costs, which include the corporate systems support, implementation and training, amortization of software development costs, depreciation of the hardware costs in the Company’s national systems, the Company’s national wide area network, and other systems related costs. The remaining 38% of the general and administrative costs consist of national marketing, national sales support, corporate legal, corporate insurance, human resources, accounting, product management, new business development, and other general corporate expenses.

Change in General and Administrative Costs

     Three Months Ended September 30, 2003 and 2004

     General and administrative expense increased from $6.2 million in the three months ended September 30, 2003 or 8.1% of revenues to $6.8 million or 9.4% of revenues for the three months ended September 30, 2004. This increase was due to increase in systems costs, including depreciation and software development costs. Additionally, the Company experienced increased costs for information services staff to support the Company’s implementation of CareMC, further electronic data interface capabilities as required by customer needs, increased enhancement of the Company’s corporate data center, and the development of a backup data center. The Company’s general and administrative costs, exclusive of its systems costs, decreased from the quarter ended September 30, 2003 to the quarter ended September 30, 2004.

     Six Months Ended September 30, 2003 and 2004

     General and administrative expense increased from $12.8 million in the six months ended September 30, 2003 or 8.4% of revenues to $14.1 million or 9.5% of revenues. Most of this increase was due to the increase in systems costs as noted above, from the Company’s business continuity planning and the second data center.

Income Tax Provision

     Three Months Ended September 30, 2003 and 2004

     The Company’s income tax expense decreased from $2.7 million for the three months ended September 30, 2003 to $1.9 million for the three months ended September 30, 2004 due to the decrease in the amount of income before income taxes from $7.2 million to $4.9 million for the same periods, respectively. The income tax expense as a percentage of income before income taxes increased from 38.0% for the three months ended September 30, 2003 to 38.5% for the three months ended September 30, 2004. This increase was based upon a review of the Company’s annual income tax rate. This rate differed from the statutory federal tax rate of 35.0% primarily due to state income taxes and certain non-deductible expenses.

     Six Months Ended September 30, 2003 and 2004

     The Company’s income tax expense for the six months ended September 30, 2003 and 2004 was $5.4 million and $4.0 million respectively. The decrease in the amount of income taxes was primarily attributable to a decrease in income before income tax, which was $14.2 million and $10.5 million for the six months ended September 30, 2003 and 2004, respectively. This increase was based upon a review of the Company’s annual income tax rate. This rate differed from the statutory federal tax rate of 35.0% primarily due to state income taxes and certain non-deductible expenses.

Liquidity and Capital Resources

     The Company has historically funded its operations and capital expenditures primarily with cash flow from operations, and to a lesser extent, option exercises. Net working capital increased from $41 million as of March 31, 2004 to $43 million as of September 30, 2004, primarily due to an increase in cash from $9 million as of March 31, 2004 to $13 million as of September 30, 2004. This increase is primarily the result of a reduction in the amount of income taxes paid during the six months ended September 30, 2004 as compared to the same period for the prior year resulting from to an overpayment of income taxes in the prior year along with a reduction in the income tax expense in the current period.

     The Company believes that cash from operations, available funds under a line of credit, and funds from exercise of stock options granted to employees are adequate to fund existing obligations, repurchase shares of the Company’s common stock, introduction of new services, and continued development of healthcare related businesses. The Company regularly evaluates cash requirements for current operations and commitments, and for capital acquisitions and other strategic transactions. The Company may elect to raise additional funds for these purposes, either through debt or additional equity, the sale of investment securities or otherwise, as appropriate.

     As of September 30, 2004, the Company had $13 million in cash and cash equivalents, invested primarily in short-term, highly liquid investments with maturities of 90 days or less.

     In April 2003, the Company entered into a credit agreement with a financial institution to provide borrowing capacity of up to $5 million. Currently, this agreement expires in September 2005. Borrowings under this agreement bear interest, at the Company’s option, at a fluctuating LIBOR-based rate (1.84% at September 30, 2004) plus 1.25% or at the financial institution’s prime lending rate (4.75% at September 30, 2004). There were no outstanding borrowings against this line of credit at either March 31, 2004 or September 30, 2004. The line of credit includes covenants that require the Company to maintain a quick ratio of at least 2:1, a tangible net equity of at least $45 million and have positive net income.

     The following table summarizes the contractual obligations the Company has outstanding as of September 30, 2004:

	Payments
	Due by
	Period
		Less than	1-3	3-5	Over 5
	Total	1 year	years	years	years
Operating leases	$39,945,000	$10,579,000	$18,433,000	$9,627,000	$1,305,000

     The Company has historically required substantial capital to fund the growth of its operations, particularly working capital to fund the growth in accounts receivable and capital expenditures. The Company believes that the cash balance at September 30, 2004 along with anticipated internally generated funds and the available line of credit are sufficient to meet the expected cash requirements for at least the next twelve months.

Operating Cash Flows

Six months ended September 30, 2003 compared to six months ended September 30, 2004

     Net cash provided by operating activities was $14.9 million in the six months ended September 30, 2003 compared to $14.4 million in the six months ended September 30, 2004. Although the Company’s net income decreased by $2.4 million from $8.8 million for the six months ended September 30, 2003 to $6.4 million for the six months ended September 30, 2004, the Company’s prepaid taxes and expenses decreased by $3.0 million during the six months ended September 30, 2004 compared to the prior six months because the Company was not required to make income tax payments during the period. Additionally, depreciation and amortization increased from $4.3 million for the six months ended September 30, 2003 to $5.4 million for the six months ended September 30, 2004 due to the capital cost incurred during the past twelve months to increase the national systems including an upgrade of the corporate systems facilities and the business continuity data center in Fort Worth, Texas.

Investing Activities

Six months ended September 30, 2003 compared to six months ended September 30, 2004

     Net cash flow used in investing activities decreased from $9.9 million in the six months ended September 30, 2003 to $6.0 million in the six months ended September 30, 2004. This decrease was primarily attributable to $4.1 million of investment for acquisitions during the six months ended September 30, 2003 with no comparable acquisitions during the six months ended September 30, 2004. Additions to property and equipment increased from $5.8 million during the six months ended September 30, 2003 to $6.0 million during the six months ended September 30, 2004 primarily due to the aforementioned expansion of the Company’s information systems capabilities. Investment in the Company’s information systems is expected to continue at a similar level in the second half of the current fiscal year

Financing Activities

Six months ended September 30, 2003 compared to six months ended September 30, 2004

     Net cash flow used in financing activities decreased from $4.6 million for the six months ended September 30, 2003 to $4.1 million for the six months ended September 30, 2004. This decrease was primarily attributable to the reduction in the amount spent to repurchase Company common shares from $7.4 million for the six months ended September 30, 2003 to $5.5 million for the six months ended September 30, 2004. During the six months ended September 30, 2004, the Company repurchased 212,154 shares of its common stock. In 1996, the Company’s Board of Directors authorized the repurchase of up to 6,100,000 shares of the Company’s common stock. Cumulatively, the Company has repurchased 5,785,582 of its common shares through this repurchase program. Management anticipates that additional shares will be repurchased throughout the remainder of fiscal 2005. The maximum remaining authorized shares available for repurchase is 314,418.

Critical Accounting Policies

     The SEC defines critical accounting policies as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

     The following is not intended to be a comprehensive list of our accounting policies. Our significant accounting policies are more fully described in Note A to the annual Consolidated Financial Statements for the year ended March 31, 2004 included in the Company’s Form 10-K. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of

America, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting an available alternative would not produce a materially different result.

     We have identified the following accounting policies as critical to us: 1) revenue recognition, 2) allowance for uncollectible accounts, 3) valuation of long-lived assets, 4) accrual for self-insured costs, and 5) accounting for income taxes.

     Revenue Recognition: The Company’s revenues are recognized primarily as services are rendered based on time and expenses incurred. A certain portion of the Company’s revenues are derived from fee schedule auditing which is based on the number of provider charges audited and, to a lesser extent, on a percentage of savings achieved for the Company’s clients. This follows the guidance of Staff Accounting Bulletin 104 in recognizing revenue when: 1) persuasive evidence of an arrangement exists, 2) services have been rendered, 3) the seller’s price to the buyer is fixed or determinable, and 4) collectibility is reasonably assured.

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

     When we determine that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, an impairment is recognized. Such impairments, if any, are determined to exist when the expected future undiscounted cash flows derived from such assets are less than their carrying value, except for investments. We generally measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. A loss in the value of an investment will be recognized when it is determined that the decline in value is other than temporary. Any change in the estimated discount rate or estimated cash flows could affect the evaluation of the impairment and potentially the income statement.

     Accrual for Self-insurance Costs: The Company self-insures for the group medical costs and workers’ compensation costs of its employees. The Company purchases stop loss insurance for large claims. Management believes that the self-insurance reserves are appropriate, however, actual claims costs may differ from the original estimates requiring adjustments to the reserves.

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

Risk Factors

     Certain statements contained in the Company’s Annual Report on Form 10-K for the year ended March 31, 2004, Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as well as the Company’s Annual Report for the year ended March 31, 2004, such as statements concerning the development of new services, possible legislative changes, and other statements contained herein regarding matters that are not historical facts, are forward-looking statements, (as such term is defined in the Securities Act of 1933, as amended). Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

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

     Regulation in the healthcare and workers’ compensation fields is constantly evolving. The Company is unable to predict what additional government initiatives, if any, affecting its business may be promulgated in the future. The Company’s business may be adversely affected by failure to comply with existing laws and regulations, failure to obtain necessary licenses and government approvals, or failure to adapt to new or modified regulatory requirements. Proposals for healthcare legislative reforms are regularly considered at the federal and state levels. To the extent that such proposals affect workers’ compensation, such proposals may adversely affect the Company’s business, financial condition, and results of operations.

     In addition, changes in workers’ compensation, auto, and managed health care laws or regulations may reduce demand for the Company’s services, require the Company to develop new or modified services to meet the demands of the marketplace or reduce the fees that the Company may charge for its services. One proposal which has been considered by Congress and certain state legislatures is 24-hour health coverage, in which the coverage of traditional employer-sponsored health plans is combined with workers’ compensation coverage to provide a single insurance plan for work-related and non-work-related health problems. Incorporating workers’ compensation coverage into conventional health plans may adversely affect the market for the Company’s services because some employers would purchase 24 hour coverage from group health plans which could reduce the demand for CorVel’s workers’ compensation customers.

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

     The Company faces competition from PPOs, TPAs, and other managed healthcare companies. The Company believes that as managed care techniques continue to gain acceptance in the workers’ compensation marketplace, CorVel’s competitors will increasingly consist of nationally focused workers’ compensation managed care service companies, insurance companies, HMOs, and other significant providers of managed care products. Legislative reforms in some states permit employers to designate health plans such as HMOs and PPOs to cover workers’ compensation claimants. Because many health plans have the ability to manage medical costs for workers’ compensation claimants, such legislation may intensify competition in the markets served by the Company. Many of the Company’s current and potential competitors are significantly larger and have greater financial and marketing resources than those of the Company, and there can be no assurance that the Company will continue to maintain its existing clients or its past level of operating performance or be successful with any new products or in any new geographical markets it may enter.

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

     The Company provides an outsource service to payors of workers’ compensation and auto healthcare benefits. These payors include insurance companies, TPA’s, municipalities, state funds, and self-insured, self-administered employers. If these payors reduce the amount of work they outsource, the Company’s results of operations could be adversely affected.

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

     The Company competes with other health-care providers in recruiting qualified management and staff personnel for the day-to-day operations of its business, including nurses and other case management professionals. In some markets, the scarcity of nurses and other medical support personnel has become a significant operating issue to health-care providers. This shortage may require the Company to enhance wages to recruit and retain qualified nurses and other health-care professionals. The failure of the Company to recruit and retain qualified management, nurses and other health-care professionals or to control labor costs could have a material adverse effect on profitability.

     The failure to attract and retain qualified or key personnel may prevent the Company from effectively developing, marketing, selling, integrating, and supporting its services.

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

     For some of our network services, we routinely implement electronic data interfaces, (“EDIs”), to our customers’ locations that enable the exchange of information on a computerized basis. To the extent that our customers do not have sufficient personnel to implement the transactions and security standards required by HIPAA or to work with our information technology personnel in the implementation of our electronic interfaces, the demand for our network services could decline.

     An interruption in the Company’s ability to access critical data may cause customers to cancel their service and/or may reduce the Company’s ability to effectively compete.

     Certain aspects of the Company’s business are dependent upon its ability to store, retrieve, process, and manage data and to maintain and upgrade its data processing capabilities. Interruption of data processing capabilities for any extended length of time, loss of stored data, programming errors or other system failures could cause customers to cancel their service and could have a material adverse effect on the Company’s business and results of operations. The Company is currently in the process of installing new company-wide management information software and there can be no assurance that the installation of this new system will proceed according to plan.

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

     There can be no assurance that the Company will be successful in developing and marketing new software products that respond to technological changes or evolving industry standards. If the Company is unable, for technological or other reasons, to develop and introduce new software products cost-effectively in a timely manner in response to changing market conditions or customer requirements, the Company’s business, results of operations, and financial condition may be adversely affected.

     Developing or implementing new or updated software products and services may take longer and cost more than expected. The Company relies on a combination of internal development, strategic relationships, licensing, and acquisitions to develop its software products and services. The cost of developing new healthcare information services and technology solutions is inherently difficult to estimate. The Company’s development and implementation of proposed software products and services may take longer than originally expected, require more testing than originally anticipated, and require the acquisition of additional personnel and other resources. If the Company is unable to develop new or updated software products and services cost-effectively on a timely basis and implement them without significant disruptions to the existing systems and processes of the Company’s customers, the Company may lose potential sales and harm its relationships with current or potential customers.

     A breach of security may cause the Company’s customers to curtail or stop using the Company’s services.

     The Company relies largely on its own security systems, confidentiality procedures, and employee nondisclosure agreements to maintain the privacy and security of its, [and its customers’], proprietary information. Accidental or willful security breaches or other unauthorized access by third parties to the Company’s information systems, the existence of computer viruses in the Company’s data or software, and misappropriation of the Company’s proprietary information could expose the Company to a risk of information loss, litigation and other possible liabilities which may have a material adverse effect on the Company’s business, financial condition, and results of operations. If security measures are breached because of third-party action, employee error, malfeasance or otherwise, or if design flaws in the Company’s software are exposed and exploited, and, as a result, a third party obtains unauthorized access to any customer data, the Company’s relationships with its customers and its reputation will be damaged, the Company’s business may suffer, and the Company could incur significant liability. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, the Company may be unable to anticipate these techniques or to implement adequate preventative measures.

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

Item 4 – Controls and Procedures –

     Evaluation of Disclosure Controls and Procedures

     CorVel’s management, with the participation of CorVel’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of CorVel’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, CorVel’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, except as described below, CorVel’s disclosure controls and procedures were effective in timely alerting them to the material information relating to CorVel (or its consolidated subsidiaries) required to be included in the reports CorVel files or submits under the Securities Exchange Act of 1934.

     A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

     Internal Controls Over Financial Reporting

     The Company’s independent auditors have advised the audit committee that the following identified internal control deficiencies constitute a significant deficiency in the Company’s internal controls.

1.	Over-reliance on the Chief Financial Officer for key period end accounting and financial reporting functions, including preparing consolidation entries and all top side adjustments related to company-wide accruals, accounting estimates, and income taxes.

2.	Lack of adequate segregation of duties in the financial reporting functions noted in point one above.

     Management is currently working to remediate these two concerns as part of the Company’s Sarbanes Oxley Section 404 implementation. The remediation effort includes moving certain financial reporting functions such as preparing the consolidation entries, top side adjustments, accruals, accounting estimates, and income taxes to the controller and other qualified finance and accounting team members. The Chief Financial Officer will review and provide oversight over these functions.

     Changes in Internal Control over Financial Reporting

     Other than as discussed in the preceding paragraphs, there have been no changes in CorVel’s internal control over financial reporting during the most recent fiscal quarter (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, CorVel’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1 – Legal Proceedings –

     The Company is involved in litigation arising in the normal course of business. The Company believes that resolution of these matters will not result in any payment that, in the aggregate, would be material to the financial position or financial operations of the Company.

Item 2 – Changes in Securities and Use of Proceeds

     The following table summarizes any purchases of the Company common stock made by or on behalf of the Company for the quarter ended September 30, 2004.

	Total		Total Number of	Maximum Number
	Number	Average	Shares Purchased	of Shares That May
	of Shares	Price Paid	as Part of Publicly	Yet Be Purchased
Period	Purchased	Per Share	Announced Program	Under the Program
July 23 to July 30, 2004	13,100	$25.21	5,662,751	437,249
August 1 to August 31, 2004	104,725	$25.92	5,767,476	332,524
September 1 to September 16, 2004	18,106	$29.53	5,785,582	314,418

Quarter ended September 30, 2004	135,931	$26.33	5,785,582	314,418

Item 3 – Defaults Upon Senior Securities - None.

Item 4 – Submission of Matters to a Vote of Security Holders -

At the Company’s regularly scheduled annual meeting, held on August 5, 2004, the shareholders approved the elections of V. Gordon Clemons, Steven J. Hamerslag, Alan R. Hoops, R. Judd Jessup, and Jeffery J. Michael to the Company’s Board of Directors to serve one year terms, with 8,805,272 shares, 8,805,326 shares, 8,805,326 shares, 8,805,434 shares, and 8,805,326 shares, respectively.

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

On July 22, 2004, the Company filed a report on Form 8-K to furnish disclosure under Item 9 of the report (intended to be furnished under Item 12) regarding the Company’s press release announcing the Company’s unaudited financial results for the quarter ending June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CORVEL CORPORATION

By:	V. Gordon Clemons

V. Gordon Clemons, Chairman of the Board,
Chief Executive Officer, and President

By:	Richard J. Schweppe

Richard J. Schweppe,
Chief Financial Officer