Form 10-Q
period 2004-12-31
CORVEL CORP
filed 2005-02-09
CIK 874866

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2004

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

YES ☑ NO ☐

     The number of shares outstanding of the registrant’s Common Stock, $0.0001 Par Value, as of December 31, 2004 was 10,307,557.

CORVEL CORPORATION
QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

Consolidated Balance Sheets — March 31, 2004 and December 31, 2004 (unaudited)

Consolidated Statements of Income (unaudited) — Three months ended December 31, 2003 and December 31, 2004

Consolidated Statements of Income (unaudited) — Nine months ended December 31, 2003 and December 31, 2004

Consolidated Statements of Cash Flows (unaudited) — Nine months ended December 31, 2003 and December 31, 2004

Notes to Consolidated Financial Statements — December 31, 2004 (unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

PART II.OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

Signatures

Exhibit Index
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

Part I — Financial Information

Item 1. Financial Statements

CORVEL CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2004
		(unaudited)
Assets
Current Assets
Cash and cash equivalents	$8,641,000	$10,461,000
Accounts receivable, net	45,538,000	42,573,000
Prepaid taxes and expenses	5,363,000	3,693,000
Deferred income taxes	4,316,000	3,237,000

Total current assets	63,858,000	59,964,000

Property and equipment, net	29,387,000	30,098,000

Goodwill and other assets	13,066,000	13,124,000

TOTAL ASSETS	$106,311,000	$103,186,000

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$10,765,000	$10,330,000
Accrued liabilities	11,847,000	10,383,000

Total current liabilities	22,612,000	20,713,000

Deferred income taxes	6,077,000	5,602,000

Stockholders’ Equity
Common stock, $.0001 par value: 20,000,000 shares authorized; 16,163,104 shares (10,589,676, net of Treasury shares) and 16,267,025 shares (10,307,557, net of Treasury shares) issued and outstanding at March 31, 2004 and December 31, 2004, respectively	2,000	2,000

Paid-in-capital	54,008,000	56,192,000

Treasury Stock, (5,573,428 shares at March 31, 2004 and 5,959,468 shares at December 31, 2004)	(96,281,000)	(106,925,000)

Retained earnings	119,893,000	127,602,000

Total stockholders’ equity	77,622,000	76,871,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$106,311,000	$103,186,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME – UNAUDITED

	Three months ended December 31,
	2003	2004
REVENUES	$75,631,000	$69,788,000

Cost of revenues	62,993,000	60,884,000

Gross profit	12,638,000	8,904,000

General and administrative expenses	6,517,000	6,855,000

Income before income taxes	6,121,000	2,049,000

Income tax provision	2,039,000	788,000

NET INCOME	$4,082,000	$1,261,000

Net income per common and common equivalent share
Basic	$.39	$.12

Diluted	$.38	$.12

Weighted average common and common equivalent shares
Basic	10,559,000	10,395,000

Diluted	10,794,000	10,510,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME – UNAUDITED

	Nine months ended December 31,
	2003	2004
REVENUES	$228,521,000	$218,200,000

Cost of revenues	188,845,000	184,693,000

Gross profit	39,676,000	33,507,000

General and administrative expenses	19,336,000	20,974,000

Income before income taxes	20,340,000	12,533,000

Income tax provision	7,443,000	4,824,000

NET INCOME	$12,897,000	$7,709,000

Net income per common and common equivalent share
Basic	$1.22	$.74

Diluted	$1.19	$.73

Weighted average common and common equivalent shares
Basic	10,592,000	10,488,000

Diluted	10,855,000	10,604,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Nine months ended December 31,
	2003	2004
Cash flows from Operating Activities
NET INCOME	$12,897,000	$7,709,000

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation and amortization	7,164,000	8,252,000
Tax benefits from stock options exercised	1,394,000	326,000
Provision for deferred income taxes	—	604,000

Changes in operating assets and liabilities
Accounts receivable	1,956,000	2,965,000
Prepaid taxes and expenses	(815,000)	1,670,000
Other assets	(44,000)	(77,000)
Accounts payable	1,789,000	(435,000)
Accrued liabilities	(2,136,000)	(1,464,000)

Net cash provided by operating activities	22,205,000	19,550,000

Cash Flows from Investing Activities
Investment in acquisitions, net of cash acquired	(3,703,000)	—
Additions to property and equipment	(9,799,000)	(8,944,000)

Net cash used in investing activities	(13,502,000)	(8,944,000)

Cash Flows from Financing Activities
Purchase of treasury stock	(10,570,000)	(10,644,000)
Issuance of stock from the exercise of common stock options and from the Employee Stock Purchase Plan	2,169,000	1,858,000

Net cash used in financing activities	(8,401,000)	(8,786,000)

Increase in cash and cash equivalents:
Cash and cash equivalents at beginning of period	302,000	1,820,000
Cash and cash equivalents at end of period	5,913,000	8,641,000

	$6,215,000	$10,461,000

Supplemental Cash Flow Information:
Income taxes paid	$5,827,000	$2,566,000
Interest paid	$—	$1,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 (Unaudited)

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

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2004, are not necessarily indicative of the results that may be expected for the year ending March 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended March 31, 2004 included in the Company’s Annual Report on Form 10-K.

Note B — Stock Based Compensation

     The Company has various stock-based employee compensation plans that are described more fully in Note E to the Consolidated Financial Statements, in the fiscal year ended March 31, 2004 Annual Report on Form 10-K. The Company accounts for these plans using the intrinsic value method under APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. No stock-based employee compensation cost is included in net income for the three or nine month period ended December 31, 2003 or 2004 as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

     The following table illustrates the effect on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to all outstanding and unvested awards in each three and nine month period ended December 31:

	Three months ending	Three months ending	Nine months ending	Nine months ending
	December 31, 2003	December 31, 2004	December 31, 2003	December 31, 2004
Net income	$4,082,000	$1,261,000	$12,897,000	$7,709,000
Deduct: Stock-based employee compensation cost, net of taxes	(242,000)	(201,000)	(726,000)	(627,000)

Pro forma net income	$3,840,000	$1,060,000	$12,171,000	$7,082,000

Net Income per share – basic
As reported	$0.39	$0.12	$1.22	$0.74
Pro forma	$0.36	$0.10	$1.15	$0.68

Net Income per share – diluted
As reported	$0.38	$0.12	$1.19	$0.73
Pro forma	$0.36	$0.10	$1.12	$0.67

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 (Unaudited)

Note B — Stock Based Compensation (continued)

     In December 2004, the Financial Accounting Standards Board issued a revision to SFAS 123 which eliminated the Company’s ability to elect to show the compensation expense as a pro-forma number in a footnote to the financial statements, effective for all interim or annual periods beginning after June 15, 2005. Beginning with the interim period ending September 30, 2005, the Company will be required to recognize the compensation expense from stock options using the fair value method and the related income tax benefit on the Company’s income statements and earnings per share rather than show these numbers on a pro-forma basis in the footnotes.

Note C — Stock Repurchase Plan

     The Company’s Board of Directors approved the commencement of a share repurchase program in the fall of 1996. In February 2005, the Company’s Board of Directors approved a 1,000,000 share expansion to its existing stock repurchase plan, increasing the total number of shares approved for repurchase to 7,100,000 shares from 6,100,000 shares. The repurchase program does not have a set expiration date. Since the commencement of the share repurchase program, the Company has spent $107 million to repurchase 5,959,468 shares of its common stock, equal to 37% of the outstanding common stock had there been no repurchases. The average price of these repurchases is $17.94 per share. During the nine months ended December 31, 2004, the Company repurchased 386,040 shares for $10,644,115. These purchases have been funded from the net earnings of the Company, along with the proceeds from the exercise of common stock options, the employee stock purchase plan and related income tax benefits from the exercise of these options. CorVel has 10,307,557 shares of common stock outstanding as of December 31, 2004, after reduction for the 5,959,468 shares in treasury.

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

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 (Unaudited)

Note D — Business Acquisitions (continued)

     The following unaudited pro forma summary presents information as if the aforementioned acquisition had been completed as of April 1, 2003, the beginning of fiscal 2004. The pro forma information does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined companies.

3 months ended
December 31, 2003
Pro forma revenue	$75,644,000
Pro forma net income	4,037,000

9 months ended
December 31, 2003
Pro forma revenue	$229,296,000
Pro forma net income	12,922,000

Note E — Weighted Average Shares and Net Income Per Share

     Weighted average basic shares decreased from 10,559,000 for the quarter ended December 31, 2003 to 10,395,000 for the quarter ended December 31, 2004. Weighted average diluted shares decreased from 10,794,000 for the quarter ended December 31, 2003 to 10,510,000 for the quarter ended December 31, 2004. Weighted average basic shares decreased from 10,592,000 for the nine months ended December 31, 2003 to 10,488,000 for the nine months ended December 31, 2004. Weighted average diluted shares decreased from 10,855,000 for the nine months ended December 31, 2003 to 10,604,000 for the nine months ended December 31, 2004. The net decrease in each of these weighted share calculations is due to the repurchase of common stock as noted above offset by an increase in shares outstanding due to the exercise of stock options in the Company’s employee stock option plan and employee stock purchase plan. Additionally, the weighted average diluted shares decreased by a greater amount than the basic shares due to the decrease in the Company’s average stock price for the quarter ended December 31, 2004 compared to the quarter ended December 31, 2003 and its impact on applying the treasury stock method for outstanding options.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 (Unaudited)

Note E — Weighted Average Shares and Net Income Per Share (continued)

     Earnings per common and common equivalent shares were computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the quarter. The calculations of the basic and diluted weighted shares for the three and nine months ended December 31, 2003 and 2004, are as follows:

	Three months ended December 31,
	2003	2004
Basic Earnings per Share:
Weighted average common shares outstanding	10,559,000	10,395,000

Net Income	$4,082,000	$1,261,000

Net Income per share	$.39	$.12

	Nine months ended December 31,
	2003	2004
Basic Earnings per Share:
Weighted average common shares outstanding	10,592,000	10,488,000

Net Income	$12,897,000	$7,709,000

Net Income per share	$1.22	$.74

	Three months ended December 31,
	2003	2004
Diluted Earnings per Share:
Weighted average common shares outstanding	10,559,000	10,395,000
Net effect of dilutive common stock options	235,000	115,000

Total common and common equivalent shares	10,794,000	10,510,000

Net Income	$4,082,000	$1,261,000

Net Income per share	$.38	$.12

	Nine months ended December 31,
	2003	2004
Diluted Earnings Per Share:
Weighted average common shares outstanding	10,592,000	10,488,000
Net effect of dilutive common stock options	263,000	116,000

Total common and common equivalent shares	10,855,000	10,604,000

Net Income	$12,897,000	$7,709,000

Net Income per share	$1.19	$.73

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 (Unaudited)

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

     In April 2002, the Company’s Board of Directors approved an amendment to its existing stockholder rights agreement to: (1) extend the expiration date of the rights to February 10, 2012, (2) increase the initial exercise price of each right from $42 to $118 and (3) enable Fidelity Management & Research Company and its affiliates to purchase up to 18% of the shares of common stock of the Company without triggering the stockholder rights. The limitations under the Rights Agreement remain in effect for all other stockholders of the Company.

Note G — Stock Option Plans

     Under the Company’s Restated 1988 Executive Stock Option Plan, (“the Plan”), as amended, options for up to 5,955,000 shares of the Company’s common stock may be granted at prices not less than 85% of the fair value of the underlying stock on the date of grant as determined by the Board. Options granted under the Plan may be either incentive stock options or non-statutory stock options and options granted generally have a maximum life of five years. All options granted in the three months ended December 31, 2003 and December 31, 2004 were granted at fair market value and are non-statutory stock options. Summarized information for all stock options for the nine months ended December 31, 2003 and December 31, 2004 follows:

	Nine months ended December 31, 2003		Nine months ended December 31, 2004

	Shares	Average Price	Shares	Average Price

Options outstanding, beginning	1,197,747	$20.20	994,475	$24.42
Options granted	104,021	33.25	82,100	25.86
Options exercised	194,989	12.86	84,216	14.65
Options cancelled	56,960	12.59	30,277	32.10

Options outstanding, ending	1,049,819	$23.27	962,082	$25.16

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 (Unaudited)

Note H — Accrued Liabilities

Accrued liabilities consist of the following at March 31, 2004 and December 31, 2004:

	March 31, 2004	December 31, 2004

Payroll and related benefits	$7,061,000	$5,964,000
Self-insurance accruals	3,624,000	3,713,000
Other	1,162,000	706,000

	$11,847,000	$10,383,000

Note I — Employee Stock Purchase Shares

     Shares issued to employees under the Company’s employee stock purchase plan for the nine months ended December 31, 2003 and 2004, were 19,297 and 20,055, respectively. The Company received proceeds of $534,000 and $556,000, respectively, from shares issued under the employee stock purchase plan for the nine months ended December 31, 2003 and 2004. There were no shares issued under the Company’s Employee Stock Purchase Plan during the quarters ended December 31, 2003 and 2004.

Note J — Contingencies

     The Company is involved in litigation arising in the normal course of business. Management believes that resolution of these matters will not result in any payment that, in the aggregate, would be material to the financial position or results of operations of the Company.

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

     The Company disclaims any obligations to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties, and assumptions. Representative examples of these factors include, without limitation, general industry and economic conditions; cost of capital and capital requirements; competition from other managed care companies; the ability to expand certain areas of the Company’s business; shifts in customer demands; the ability of the Company to produce market-competitive software; changes in operating expenses including employee wages; increased cost of employer provided medical and other benefits; governmental and public policy changes; dependence on key personnel; possible litigation and legal liability in the course of operations; and the continued availability of financing in the amounts and at the terms necessary to support the Company’s future business.

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

Network Solutions Services

     The Company’s Network Solutions services are designed to reduce the price paid by its customers for medical services rendered in workers’ compensation cases, auto policies and, to a lesser extent, group health policies. The network solutions offered by the Company include automated medical fee auditing, preferred provider services, retrospective utilization review, independent medical examinations, MRI examinations, and inpatient bill review.

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

Organizational Structure

     The Company’s management is structured geographically with Regional Vice Presidents who report to the President of the Company. Each of these Regional Vice Presidents is responsible for all services provided by the Company in his or her particular region and for the operating results of the Company in multiple states. These Regional Vice Presidents have Area and District Managers who are also responsible for all services provided by the Company in their given area and district.

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

Summary of Quarterly Results

     The Company continues to be negatively impacted by a soft workers’ compensation claims market due to the continued softness in the economy’s manufacturing sector. In addition, a shortage of nurses has caused an increase in case management hourly costs, which have increased at a greater rate than the rate at which management has been able to pass along these hourly rate increases to customers. The Company’s quarterly results were also adversely impacted by fewer business days in the quarter. There were 62 business days in the quarter ended December 31, 2004 compared with 64 business days for the quarter ended September 30, 2004 and 63 days in the quarter ended December 31, 2003. Revenues for the quarter ended September 30, 2004 were $72.2 million, or $1.12 million per day, which were equal to the $1.12 million per day in the quarter ended December 31, 2004.

     During the quarter ended December 31, 2004, the Company generated revenues of $69.8 million, a decrease of $5.8 million or 7.7% from revenues of $75.6 million for the quarter ended December 31, 2003. Approximately $3.0 million of the decrease in revenues was attributed to a reduction in the Company’s patient management services due to a decrease in patient management referrals primarily due to the soft workers’ compensation claims market as noted above. The remainder of the decrease was attributable to provider program revenues which also declined due to a decrease in the amount of bill volume processed and referrals for MRI scheduling services.

     During the quarter, the Company continued to adjust its workforce to match the changing mix of services being delivered.

     The decreases in quarterly revenue reflect the more challenging market conditions and there is no guarantee that the Company will either generate revenue growth similar to previous periods and may, in the short term, experience year over year revenue decreases. The decline in the nation’s manufacturing employment levels which has helped lead to a decline in national workers’ compensation claims, considerable price competition in a flat-to-declining overall market, an increase in competition from both larger and smaller competitors, changes and potential changes in state workers’ compensation and auto managed care laws which can reduce demand for the Company’s services, have created an environment where revenue and margin growth is more difficult to attain and where revenue growth is less certain than historically experienced. Additionally, the Company’s technology and preferred provider network competes against other companies, some of which have more resources available. Also, some customers may manage their managed care services in-house and may reduce the amount of services which are outsourced to managed care companies such as CorVel Corporation.

     With a challenging revenue environment, the Company will need to manage both field and general and administrative costs in order to maintain its historical operating margin percentages.

Business Acquisition During Fiscal Year Ended March 31, 2004

     In June 2003, the Company expanded its existing office automation service line with the acquisition of Scan One, a provider of scanning, optical character recognition and document management services. The acquisition provided the opportunity to sell scanning and document management, the services of Scan One, through a number of the Company’s larger offices. The Company believes these services are synergistic with the Company’s medical bill review processing. The Company has made no business acquisitions during the fiscal year ending March 31, 2005.

Results of Operations

     The Company derives its revenues from providing patient management and network solutions services to payors of workers’ compensation benefits, auto insurance claims, and health insurance benefits. Patient management services include utilization review, medical case management, and vocational rehabilitation. Network solutions revenues include fee schedule auditing, hospital bill auditing, independent medical examinations, diagnostic imaging review services, and preferred provider referral services. The percentages of revenues attributable to patient management and network solutions services for the quarters ended December 31, 2003 and December 31, 2004:

	December 31, 2003	December 31, 2004
Patient management services	49.6%	44.2%

Network solutions revenues	50.4%	55.8%

     The following tables set forth, for the periods indicated, the dollars and the percentage of revenues represented by certain items reflected in the Company’s consolidated statements of income. The Company’s past operating results are not necessarily indicative of future operating results.

	Three months ended	Three months ended	Dollar	Percentage
	December 31, 2003	December 31, 2004	Change	Change

Revenue	$75,631,000	$69,788,000	$(5,843,000)	(7.7%)
Cost of revenue	62,993,000	60,884,000	(2,109,000)	(3.3%)

Gross profit	12,638,000	8,904,000	(3,734,000)	(29.5%)

Gross profit percentage	16.7%	12.8%

General and administrative	6,517,000	6,855,000	338,000	5.1%
General and administrative percentage	8.6%	9.8%

Operating income	6,121,000	2,049,000	(4,072,000)	(66.5%)
Operating income percentage	8.1%	2.9%

Income tax expense	2,039,000	788,000	(1,251,000)	(61.4%)

Net income	$4,082,000	$1,261,000	$(2,821,000)	(69.1%)

	Three months ended	Three months ended	Dollar	Percentage
	December 31, 2003	December 31, 2004	Change	Change

Weighted Shares
Basic	10,559,000	10,395,000	(164,000)	(1.6)%
Diluted	10,794,000	10,510,000	(284,000)	(2.6)%

Earnings Per Share
Basic	$0.39	$0.12	$(0.27)	(69.2)%
Diluted	$0.38	$0.12	$(0.26)	(68.4)%

	Nine months ended	Nine months ended	Dollar	Percentage
	December 31, 2003	December 31, 2004	Change	Change

Revenue	$228,521,000	$218,200,000	$(10,321,000)	(4.5)%
Cost of revenue	188,845,000	184,693,000	(4,144,000)	(2.2)%

Gross profit	39,676,000	33,507,000	(6,176,000)	(15.6)%

Gross profit percentage	17.4%	15.4%

General and administrative	19,336,000	20,974,000	1,631,000	8.5%
General and administrative percentage	8.5%	9.6%

Operating income	20,340,000	12,533,000	(7,807,000)	(38.4)%
Operating income percentage	8.9%	5.7%

Income tax expense	7,443,000	4,824,000	(2,619,000)	(35.2)%

Net income	$12,897,000	$7,709,000	$(5,188,000)	(40.2)%

Weighted Shares
Basic	10,592,000	10,488,000	(104,000)	(1.0)%
Diluted	10,855,000	10,604,000	(251,000)	(2.3)%

Earnings Per Share
Basic	$1.22	$0.74	$(0.48)	(39.3)%
Diluted	$1.19	$0.73	$(0.46)	(38.7)%

Revenues

     Three Months Ended December 31, 2003 and 2004

     Revenues decreased from $75.6 million for the three months ended December 31, 2003 to $69.8 million for the three months ended December 31, 2004, a decrease of $5.8 million or 7.7%. Approximately $3.0 million of the decrease in revenues was attributed to a reduction in the Company’s patient management services due to a decrease in patient management referrals primarily due to the soft workers’ compensation claims market as noted above. The remainder of the decrease was attributable to provider program revenues which also declined due to a decrease in the amount of bill volume processed and referrals for MRI scheduling services. The continued softness in the national labor market, especially the manufacturing sector of the economy, has caused a reduction in the overall claims volume. Additionally, the competitive environment in the marketplace has made it difficult to generate revenue increases without unit volume increases.

     Nine Months Ended December 31, 2003 and 2004

     Revenues decreased from $228.5 million for the nine months ended December 31, 2003 to $218.2 Million for the nine months ended December 31, 2004, a decrease of $10.3 million or 4.5%. Approximately $7.5 million of this decrease was attributable to the decrease in revenue from the Company’s patient management services primarily due to a decrease in the patient management referrals received by the Company. The decrease was primarily due to a continued softness in the national labor market, especially the manufacturing sector of the economy. The Company has been negatively impacted by a reduction in the overall claims volume due to employers implementing workplace safety programs. Employers have also been more aggressive in seeking early intervention services which the Company and the Company’s competitors offer, decreasing the length of a claim and decreasing the need for on-site case management services.

Cost of Revenues

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

Change in Cost of Revenue

     Three Months Ended December 31, 2003 and 2004

     The Company’s cost of revenues decreased by 3.3% or $2.1 million from $63.0 million for the three months ended December 31, 2003 to $60.9 million for the three months ended December 31, 2004. This decline is partly due to a decrease in revenue resulting in less direct labor related expenses of $1.1 million. Field direct salaries decreased from $17.2 million in the quarter ended December 31, 2003 to $16.5 million in the quarter ended December 31, 2004, a decrease of $0.7 million. Additionally, the Company paid $1.3 million less for services for diagnostic imaging and the Company’s CorCare RX services due to a reduction in the volume of services provided.

     The cost of revenues as a percentage of revenues for the three months ended December 31, 2003 was 83.3% compared to 87.2% for the three months ended December 31, 2004. This increase was primarily due to the Company’s inability to reduce its field costs as much as the revenue decreased in the quarter. The Company is in the process of managing a reduction of these costs to be more in line with the Company’s revenue trends.

     Nine Months Ended December 31, 2003 and 2004

     The Company’s cost of revenues decreased by 2.2% or $4.1 million from $188.8 million for the nine months ended December 31, 2003 to $184.7 million for the nine months ended December 31, 2004. The decrease was primarily due to reduction in direct labor costs of $2.9 million resulting from the Company’s efforts to adjust its workforce to better match the changing volume of services being delivered.

     The cost of revenues as a percentage of revenues for the nine months ended December 31, 2003 was 82.6% compared to 84.6% for the nine months ended December 31, 2004. While the Company was able to reduce employment related expenses, the reduction did not occur at the same pace as the change in revenues. The Company is working to manage labor costs to better match the changing volume of services being delivered.

General and Administrative Costs

     Approximately 63% of the General and administrative costs consists of corporate systems costs, which include the corporate systems support, implementation and training, amortization of software development costs, depreciation of the hardware costs in the Company’s national systems, the Company’s national wide area network, and other systems related costs. The remaining 37% of the general and administrative costs consist of national marketing, national sales support, corporate legal, corporate insurance, human resources, accounting, product management, new business development, and other general corporate expenses.

Change in General and Administrative Costs

     Three Months Ended December 31, 2003 and 2004

     General and administrative expense increased from $6.5 million in the three months ended December 31, 2003 or 8.6% of revenues to $6.9 million or 9.8% of revenues for the three months ended December 31, 2004. This increase was due primarily to an increase in systems costs, including depreciation and software development costs. Additionally, the Company experienced increased costs for information services staff to support the Company’s implementation of CareMC, further electronic data interface capabilities as required by customer needs, increased enhancement of the Company’s corporate data center, and the development of a backup data center.

     Nine Months Ended December 31, 2003 and 2004

     General and administrative expense increased from $19.3 million in the nine months ended December 31, 2003, or 8.5% of revenues, to $21.0 million in the nine months ended December 31, 2004, or 9.6% of revenues. Most of this increase was due to the increase in systems costs as noted above, from the Company’s business continuity planning and the second data center which is our fail over disaster recovery site and also hosts certain CorVel applications.

Income Tax Provision

     Three Months Ended December 31, 2003 and 2004

     The Company’s income tax expense decreased from $2.0 million for the three months ended December 31, 2003 to $0.8 million for the three months ended December 31, 2004 due to the decrease in the amount of income before income taxes from $6.1 million to $2.0 million for the same periods, respectively. The income tax expense as a percentage of income before income taxes increased from 33.3% for the three months ended December 31, 2003 to 38.5% for the three months ended December 31, 2004. This increase was a result of revisions to the Company’s estimated annual income tax rate during the quarter ended December 31, 2003. This rate differed from the statutory federal tax rate of 35.0% primarily due to state income taxes and certain non-deductible expenses.

     Nine Months Ended December 31, 2003 and 2004

     The Company’s income tax expense for the nine months ended December 31, 2003 and 2004 was $7.4 million and $4.8 million, respectively. The decrease in the amount of income taxes was primarily attributable to a decrease in income before income tax, which was $20.3 million and $12.5 million for the nine months ended December 31, 2003 and 2004, respectively. The income tax expense as a percentage of income before income taxes increased from 36.6% for the nine months ended December 31, 2003 to 38.5% for the nine months ended December 31, 2004. This increase was a result of revisions to the Company’s estimated annual income tax rate during the quarter ended December 31, 2003. This rate differed from the statutory federal tax rate of 35.0% primarily due to state income taxes and certain non-deductible expenses.

Liquidity and Capital Resources

     The Company has historically funded its operations and capital expenditures primarily with cash flow from operations, and to a lesser extent, option exercises. Net working capital decreased from $41 million as of March 31, 2004 to $39 million as of December 31, 2004, primarily due to a decrease in accounts receivable from $45.5 million as of March 31, 2004 to $42.6 million as of December 31, 2004. Cash increased from $8.6 million at March 31, 2004 to $10.5 million at December 31, 2004.

     Management believes that cash from operations, available funds under a line of credit, and funds from exercise of stock options granted to employees are adequate to fund existing obligations, repurchase shares of the Company’s common stock, introduction of new services, and continued development of healthcare related businesses. The Company regularly evaluates cash requirements for current operations and commitments, and for capital acquisitions and other strategic transactions. The Company may elect to raise additional funds for these purposes, either through debt or additional equity, the sale of investment securities or otherwise, as appropriate, but cannot guarantee that such capital will be available when needed or at all, or on reasonable terms.

     As of December 31, 2004, the Company had $10.5 million in cash and cash equivalents, invested primarily in short-term, highly liquid investments with maturities of 90 days or less.

     In April 2003, the Company entered into a credit agreement with a financial institution to provide borrowing capacity of up to $5 million. Currently, this agreement expires in September 2005. Borrowings under this agreement bear interest, at the Company’s option, at a fluctuating LIBOR-based rate (3.10% at December 31, 2004) plus 1.25% or at the financial institution’s prime lending rate (5.0% at December 31, 2004). There were no outstanding borrowings against this line of credit at either March 31, 2004 or December 31, 2004. The line of credit includes covenants that require the Company to maintain a quick ratio of at least 2:1, a tangible net equity of at least $45 million and have positive net income.

     The following table summarizes the contractual obligations the Company has outstanding as of December 31, 2004:

	Payments
	Due by
	Period
		Less than	1-3	3-5	Over 5
	Total	1 year	years	years	years

Operating leases	$39,251,000	$10,569,000	$18,334,000	$9,158,000	$1,190,000

     The Company has historically required substantial capital to fund the growth of its operations, particularly working capital to fund the growth in accounts receivable and capital expenditures. The Company believes that the cash balance at December 31, 2004 along with anticipated internally generated funds and the available line of credit are sufficient to meet the expected cash requirements for at least the next twelve months.

Operating Cash Flows

Nine months ended December 31, 2003 compared to nine months ended December 31, 2004

     Net cash provided by operating activities was $22.2 million in the nine months ended December 31, 2003 compared to $19.6 million in the nine months ended December 31, 2004. This decrease was primarily due to a decrease in net income by $5.2 million from $12.9 million for the nine months ended December 31, 2003 to $7.7 million for the nine months ended December 31, 2004. As net income decreased during the period, cash provided by operating activities decreased. The decrease in cash flow from operations was not as great as the decrease in net income as a decrease in accounts receivable generated nearly $3 million in cash flow. In addition, approximately $1.0 million of the decrease in net income for the period resulted from increased depreciation.

Investing Activities

Nine months ended December 31, 2003 compared to the nine months ended December 31, 2004

     Net cash flow used in investing activities decreased from $13.5 million in the nine months ended December 31, 2003 to $9.0 million in the nine months ended December 31, 2004. This decrease was primarily attributable to $3.7 million of investment for acquisitions during the nine months ended December 31, 2003 with no comparable acquisitions during the nine months ended December 31, 2004. Additions to property and equipment decreased from $9.8 million during the nine months ended December 31, 2003 to $8.9 million during the nine months ended December 31, 2004 as the Company’s revenue growth has slowed and started to decrease in the two most recent quarters. Management expects capital expenditures to remain comparable to current levels.

Financing Activities

Nine months ended December 31, 2003 compared to the nine months ended December 31, 2004

     Net cash flow used in investing activities increased from $8.4 million in the nine months ended December 31, 2003 to $8.8 million in the nine months ended December 31, 2004 primarily due to a decrease in the amount of cash generated from the exercise of stock options from $2.2 million in the nine months ended December 31, 2003 to $1.9 million in the nine months ended December 31, 2004. The Company spent $10.6 million to repurchase its common stock in both the nine months ended December 31, 2003 and December 31, 2004. Management expects that repurchases of common stock will continue. As discussed in note C above, in February 2005, the Company’s Board of Directors approved a 1,000,000 share expansion to its existing stock repurchase plan, increasing the total number of shares approved for repurchase to 7,100,000 shares from 6,100,000 shares.

Critical Accounting Policies

     The SEC defines critical accounting policies as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect(s) of matters that are inherently uncertain and may change in subsequent periods.

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

     Accrual for Self-insurance Costs: The Company self-insures for the group medical costs and workers’ compensation costs of its employees. The Company purchases stop loss insurance for large claims. Management believes that the self-insurance reserves are appropriate; however, actual claims costs may differ from the original estimates requiring adjustments to the reserves. Management determines the reserve amount through a process of reviewing historical trends and from review of information provided by our TPA’s.

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

Recently Issued Accounting Standards

     In December 2004, the Financial Accounting Standards Board issued a revision to SFAS 123 which eliminated the Company’s ability to elect to show the stock compensation expense as a pro-forma number in a footnote to the financial statements rather than include this amount on the income statement. Effective for all interim or annual periods beginning after June 15, 2005, the Company will be required to recognize the compensation expense from stock options using the fair value method and the related income tax benefit on the Company’s income statements and earnings per share calculation rather than show these numbers on a pro-forma basis in the footnotes. The effect of this revision on the Company’s historical income statements is disclosed in Footnote B to this Form 10-Q.

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

     Risk Factors

     Certain statements contained in the Company’s Annual Report on Form 10-K for the year ended March 31, 2004, and Quarterly Report on Form 10-Q for the quarter ended December 31, 2004, including but not limited to statements concerning the development of new services, possible legislative changes, and other statements contained herein regarding matters that are not historical facts, are forward-looking statements, (as such term is defined in the Securities Act of 1933, as amended). Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

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

     The Company experienced its first quarter of quarterly sequential revenue decline in the quarter ended December 31, 2004 and such revenue may continue to decline in the future. As a result, the Company may fail to meet or exceed the growth expectations of investors or securities analysts which could cause the Company’s stock price to decline.

     The Company’s quarterly sequential revenue may continue to decline in the future as a result of a variety of factors, many of which are outside of the Company’s control. If the Company’s quarterly sequential revenue growth declines at a greater rate than the expectations of investors or securities analysts, the price of the Company’s common stock could decline substantially. Fluctuation or declines in quarterly sequential revenue growth may be due to a number of factors, including, but not limited to, those listed below and identified throughout this “Risk Factors” section the decline in the manufacturing employment, the decline in workers’ compensation claims, the considerable price competition given the flat-to-declining market, the increase in competition, and the changes and the potential changes in state workers’ compensation and auto managed care laws which can reduce demand for the Company’s services. These factors create an environment where revenue and margin growth is more difficult to attain and where revenue growth is less certain than historically experienced. Additionally, the Company’s technology and preferred provider network face competition from companies that have more resources available to them than the Company does. Also, some customers may handle their managed care services in-house and may reduce the amount of services which are outsourced to managed care companies such as CorVel Corporation.

     These factors could cause the market price of the Company’s Common Stock to fluctuate substantially. Specifically, the year-to-year percentage growth in operating results for the Company’s four most recently completed fiscal years was lower than the growth rates historically experienced by the Company. The Company’s slower growth rate in those fiscal years was partially attributable to a reduction in the growth rate of healthcare expenditures nationally, contributing to a reduction in the growth of claims processed by the Company. There can be no assurance that the Company’s growth rate in the future, if any will be at or near historical levels. In the quarter ended December 31, 2004, the company did not grow and operating results declined compared to the quarter ended September 30, 2004.

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

     The Company competes with other health-care providers in recruiting qualified management and staff personnel for the day-to-day operations of its business, including nurses and other case management professionals. In some markets, the scarcity of nurses and other medical support personnel has become a significant operating issue to health-care providers. This shortage may require the Company to enhance wages to recruit and retain qualified nurses and other health-care professionals. During the quarter ended December 31, 2004, the company did incur increased hourly costs for nurses in many markets. The failure of the Company to recruit and retain qualified management, nurses and other health-care professionals or to control labor costs could have a material adverse effect on profitability.

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

     The Company relies largely on its own security systems, confidentiality procedures, and employee nondisclosure agreements to maintain the privacy and security of its, and its customers’, proprietary information. Accidental or willful security breaches or other unauthorized access by third parties to the Company’s information systems, the existence of computer viruses in the Company’s data or software, and misappropriation of the Company’s proprietary information could expose the Company to a risk of information loss, litigation and other possible liabilities which may have a material adverse effect on the Company’s business, financial condition, and results of operations. If security measures are breached because of third-party action, employee error, malfeasance or otherwise, or if design flaws in the Company’s software are exposed and exploited, and, as a result, a third party obtains unauthorized access to any customer data, the Company’s relationships with its customers and its reputation will be damaged, the Company’s business may suffer, and the Company could incur significant liability. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, the Company may be unable to anticipate these techniques or to implement adequate preventative measures.

     Changes in the accounting treatment of stock options could adversely affect the Company’s results of operations.

     The Financial Accounting Standards Board has recently announced its decision to require companies to expense employee stock options in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, for financial reporting purposes, effective during the quarter ending September 30, 2005. Such stock option expensing will require the Company to value its employee stock option grants pursuant to a binomial valuation formula, and then amortize that value against the Company’s reported earnings over the vesting period in effect for those options. The Company currently accounts for stock-based awards to employees in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and has adopted the disclosure-only alternative of SFAS 123. When the Company is required to expense employee stock options in the future, this change in accounting treatment will adversely affect the Company’s reported results of operations as the stock-based compensation expense will be charged directly against the Company’s reported earnings. For an illustration of the effect of such a change on the Company’s recent results of operations, see Note A of Notes to Consolidated Financial Statements in the Company’s Form 10-Q for the fiscal year ended March 31, 2004. Participation by the Company’s employees in the Company’s Employee stock Purchase Plan could trigger additional compensation charges.

     Failure to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on the Company’s business, operating results and stock price.

     The Company is in the process of evaluating and testing its internal control processes in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which, beginning with the Company’s Annual Report on Form 10-K for the fiscal year ending March 31, 2005, requires annual management assessments and a written report on the effectiveness of the Company’s internal control over financial reporting and a report by the Company’s independent auditors addressing the assessments in management’s report as of the end of each fiscal year. As a result of the evaluation and testing required by Section 404 of the Sarbanes-Oxley Act, the Company is incurring additional expenses and a diversion of management’s time. During the course of this evaluation and testing, the Company or its independent auditors may identify significant deficiencies or material weaknesses which the Company may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. The quarterly report on Form 10-Q of which this risk factor forms a part contains disclosure regarding certain internal control deficiencies. Management’s efforts to remediate these or any other deficiencies may be incomplete by the deadlines imposed by the Sarbanes-Oxley Act, or otherwise unsuccessful. If any significant deficiencies or material weaknesses are identified during the quarter ending March 31, 2005, the Company will likely be unable to remediate such deficiencies or weaknesses by the end of such fiscal year. If the Company fails to achieve or maintain the adequacy of its internal controls, as such standards may be modified, supplemented or amended from time to time, management will not be able to conclude that the Company has effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Even if management concludes that the Company has effective internal controls over financial reporting, there can be no assurance that the Company’s independent auditors will not issue an adverse opinion, or a disclaimer of opinion, with respect to the Company’s internal control over financial reporting. If the Company fails to timely achieve and maintain an effective internal control environment, it may be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission, its business and operating results could be harmed, investors could lose confidence in the accuracy and completeness of its reported financial information, and the trading price of its common stock could drop significantly.

Item 3. Quantitative and Qualitative Disclosures About Market Risk –

     The Company’s cash and cash equivalents is invested primarily in short-term, highly liquid investments with maturities of 90 days or less, which are subject to credit and interest rate risk. The Company does not employ any derivative financial instruments, other financial instruments, or derivative commodity instruments to hedge any market risk. The Company had no debt outstanding as of December 31, 2004, and therefore, had no market risk related to debt.

Item 4. Controls and Procedures –

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

Changes in Internal Control Over Financial Reporting

     In November 2004, the Company’s independent auditors advised the Company’s board of directors and audit committee that the following identified internal control deficiencies constitute a significant deficiency in the Company’s internal controls: The Company has internal control deficiencies resulting from the lack of segregation of duties in the financial reporting process and an over-reliance on the Chief Financial Officer for the performance of key period-end accounting and financial reporting functions. For example, the Chief Financial Officer is responsible for preparing the period-end consolidation schedule and all top side adjustments as it relates to Company-wide accruals, accounting estimates, and taxes, with little or no detailed review or oversight by another individual who is independent of the preparation of this financial information.

     A significant deficiency is defined under the Public Company Accounting Oversight Board’s Auditing Standard No. 2 as a control deficiency, or combination of control deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of a company’s financial statements that is more than inconsequential will not be prevented or detected.

     During the quarter ended December 31, 2004, management has taken steps to remediate these deficiencies as part of the Company’s Sarbanes-Oxley Act Section 404 implementation. The remediation effort included moving certain financial reporting functions such as preparation of the consolidation entries, top side adjustments, accruals, accounting estimates, and income taxes to the Corporate Controller and other qualified finance and accounting personnel. The Chief Financial Officer is reviewing and providing oversight over these functions. The Company has not, however, made efforts to supplement existing accounting and finance resources in order to address the lack of segregation of duties in the financial reporting process and other similar concerns. Accordingly, there can be no assurance that the remediation efforts will be successful or complete, or that additional testing of the Company’s internal controls will not identify additional deficiencies that, either individually or when aggregated with the existing deficiencies, would result in a material weakness. A material weakness is defined under the Public Company Accounting Oversight Board’s Auditing Standard No. 2 as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. There also can be no assurance that the Company’s independent auditors will not issue an adverse opinion, or a disclaimer of opinion, with respect to the Company’s internal control over financial reporting for the fiscal year ending March 31, 2005.

     As the Company continues the process of evaluating its internal control structure, additional significant deficiencies or material weaknesses may be identified which will require remediation.

     Other than as discussed in the preceding paragraphs, during the most recent fiscal quarter covered by this report, there have been no changes in CorVel’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, CorVel’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings –

     The Company is involved in litigation arising in the normal course of business. The Company believes that resolution of these matters will not result in any payment that, in the aggregate, would be material to the financial position or financial operations of the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds –

     The following table summarizes any purchases of the Company common stock made by or on behalf of the Company for the quarter ended December 31, 2004.

			Total Number of	Maximum Number
	Total Number	Average	Shares Purchased	of Shares That May
	of Shares	Price Paid	as Part of Publicly	Yet Be Purchased
Period	Purchased	Per Share	Announced Program	Under the Program

October 27 to October 31, 2004	2,401	$26.77	5,787,983	312,017
November 1 to November 30, 2004	95,183	29.68	5,883,166	216,834
December 1 to December 17, 2004	76,302	29.47	5,959,468	140,532

Quarter ended December 17, 2004	173,886	$29.38	5,959,468	140,532

Item 3. Defaults Upon Senior Securities – None.

Date: February 9 2005

Item 4. Submission of Matters to a Vote of Security Holders – None

Item 5. Other Information – None.

Item 6. Exhibits –

(a)	Exhibits and reports on Form 8-K

31.1         Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2         Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1         Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2         Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CORVEL CORPORATION

By:	V. Gordon Clemons

V. Gordon Clemons, Chairman of the Board,
Chief Executive Officer and President

By:	Richard J. Schweppe

Richard J. Schweppe,
Chief Financial Officer

Date: February 9 2005