Form 10-K
period 2005-03-31
CORVEL CORP
filed 2005-08-02
CIK 874866

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2005
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
     As of September 30, 2004, the aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates of the Registrant was approximately $187,377,000 based on the closing price per share of $29.68 for the Registrant’s common stock as reported on the Nasdaq National Market on such date multiplied by 6,313,246 shares (total outstanding shares of 10,455,324 less 4,142,078 shares held by affiliates) of the Registrant’s common stock which were outstanding on such date. For the purposes of the foregoing calculation only, all of the Registrant’s directors, executive officers and holders of ten percent or greater of the Registrant’s outstanding common stock have been deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
     Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: As of June 30, 2005, there were 9,908,745 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

CORVEL CORPORATION
2005 FORM 10-K ANNUAL REPORT

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
          In this report, the terms “CorVel”, “Company”, “we”, “us”, and “our” refer to CorVel Corporation and its subsidiaries.
          This report contains forward-looking statements within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. Investors should consider these factors before deciding to make or maintain an investment in our securities. This report includes forward-looking statements including, but not limited to, the statements about our plans, strategies and prospects under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “will” and variations of these words or similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on management’s current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by management, and we can give no assurance that we will achieve our plans, intentions or expectations. Certain important factors could cause actual results to differ materially from the forward-looking statements we make in this report. Representative examples of these factors include (without limitation):
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
          The section entitled “Risk Factors” set forth in this report discusses some of the other important risk factors that may affect our business, results of operations and financial condition. The factors listed above and the factors described under the heading “Risk Factors” and similar discussions in our other filings with the Securities and Exchange Commission are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could have material adverse effects on our future results. The forward-looking statements included in this annual report on Form 10-K are based on information available to us as of the date of this annual report. We expressly disclaim any intent or obligation to update any forward-looking statements to reflect subsequent events or circumstances.

PART I
Item 1. Business
INTRODUCTION
          CorVel is an independent nationwide provider of medical cost containment and managed care services designed to manage the medical costs of workers’ compensation and other healthcare benefits, primarily coverage under group health and auto insurance policies. The Company’s services are sold as bundles of solutions directed to managing claims, care, networks, reimbursements and settlements. They include automated medical fee auditing, preferred provider networks, out-of-network/line item bill negotiation and repricing, utilization review and management, medical case management, vocational rehabilitation services, early intervention, Medicare Set-Asides and life-care planning, and a variety of directed care services including independent medical examinations, diagnostic imaging, transportation and translation, durable medical equipment and physical therapy.
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
          Workers’ compensation plans generally require employers to fund all of an employee’s costs of medical treatment and a significant portion of lost wages, legal fees and other associated costs. In certain jurisdictions, provision of vocational rehabilitation is also mandatory. Typically, work-related injuries are broadly defined and injured or ill employees are entitled to extensive benefits. Employers generally are required to provide first-dollar coverage with no co-payment or deductible due from the injured or ill employee for medical coverage for employees, and are not subject to litigation by employees for benefits in excess of those provided by the relevant state statute(s). In most states, the extensive benefits coverage (for both medical costs and lost wages) is provided to employees through the employer’s purchase of commercial insurance from private insurance companies, participation in state-run insurance funds or self-insurance.
          Healthcare provider reimbursement methods vary on a state-by-state basis. A majority of states (forty as of March 1, 2005) have adopted fee schedules pursuant to which all healthcare providers are uniformly reimbursed. The fee schedules are set individually by each state and generally prescribe the maximum amounts that may be reimbursed for a designated procedure. In states without fee schedules, healthcare providers generally are reimbursed based on usual, customary and reasonable fees charged in the particular state in which services are provided.
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
FISCAL 2005 DEVELOPMENTS
Company Stock Repurchase Program
          During fiscal 2005, the Company continued to repurchase shares of its common stock under a plan approved originally by the Company’s Board of Directors in 1996. In March 2005, the Company’s Board of Directors increased the number authorized to be repurchased to 7,100,000 shares. During fiscal 2005, the Company spent $17.2 million to repurchase 691,720 shares of its common stock. Since commencing this program in the fall of 1996, the Company has repurchased 6,265,148 common shares through March 31, 2005, equal to approximately 38% of its outstanding stock, at a cost of $113.5 million. These repurchases were funded from the Company’s operating cash flows. See “Issuer Purchases of Equity Securities” below for more information on the Company’s purchase of shares of its common stock during the fourth quarter of Fiscal 2005.
Launch of MedCheck Enhancements
          With the Company’s continual investment in technology, developments of MedCheck, the Company’s propriety bill review software, are ongoing. The new enhancements include bill search, email and enhanced reporting capabilities via the Company’s healthcare portal, www.caremc.com. The new bill search function allows claims professionals to search for bills on an individual basis. This functionality will also allow customers to track bills throughout the bill review process. These functions will decrease search time and increase productivity.
          Claims professionals are now able to access claim information and request for all bill images and documentation to be emailed to them. This request is processed at CorVel, is completed within one business day. This feature allows adjusters to keep files electronically filed and also decreases search time. These new enhanced reporting capabilities allow claims professionals to create interactive reporting and drill into a medical bill at the detailed level. These reports can be directly exported into a spreadsheet, providing an additional way to analyze data.

Medical Review Application Service Provider
          MedCheck Application Service Provider (“ASP”) provides access to the Company’s bill review systems and claims management technology. MedCheck services include PPO (preferred provider organization) management, U&C (usual and customary) and fee schedule analysis and repricing. MedCheck can be delivered through the Company’s network of offices, accessed at the customer site or through the Company’s eCommerce website, CareMC. The Company maintains the MedCheck software, which is fully customizable to meet the customer’s specific needs and requirements.
Network Solutions
          Through its Network Solutions services, the Company saved over $1.7 billion for its clients during fiscal 2005. The Company generated a greater savings for their customers as a percentage of the medical dollars reviewed than in previous years primarily due to the enhanced rules engine in the Company’s MedCheck software. The Company’s processes are becoming more streamlined and efficient as noted below under “Systems and Technology”.
ePPO Sales
          The Company had record growth in the ePPO product line stemming primarily from growth with existing large carrier clients, new managed care organizations and employer clients. ePPO is the electronic solution to CorVel’s Preferred Provider Network (PPO) and provides the electronic intake and transmission of provider bills as well as automated pricing to the CorCare PPO Network. ePPO customers process provider bills to state mandated fee schedule or usual and customary rates but lease PPO access to gain additional discounts afforded by PPO contracts. The Company’s technological capabilities allow for electronic claim repricing solutions that are attractive to buyers of managed care services and can be integrated with their existing eCommerce products. ePPO provides access to CorVel’s PPO network of more than 400,000 quality healthcare providers through electronic interface solutions. PPO database management expenses, associated with download models, are eliminated, while repricing results are optimized. Bills reviewed through payor systems can be electronically interfaced to the CorCare PPO database, and automatically adjusted to reflect current PPO pricing. In addition, CorCare can reimburse providers automatically, significantly reducing the expense of generating EOR’s, payment to providers and year end tax filings.
Scanning Services
          In June 2003, the Company acquired Portland, Oregon based ScanOne, a provider of scanning, optical character recognition and document management services. This acquisition has expanded the Company’s existing office automation service line. The Company has been developing scanning hubs, called “Capture Centers” in field offices throughout the country.
SYSTEMS AND TECHNOLOGY
Infrastructure Changes
          The Company is currently approaching a processing system that will be accessible twenty four hours a day, seven days a week. During the past year, a number of infrastructure improvements were made to reduce the amount of time spent maintaining and backing up the Company’s transactional databases. A year ago, these databases were unavailable for processing each weeknight for several hours. Currently, in the case of our Medical Bill Review application, this has been reduced to a single maintenance window over the weekend time period. By providing constant access, the Company opens the door to conduct business within all time zones, therefore increasing our abilities to process bills faster.

Adoption of Imaging Technologies and Paperless Workflow
          Utilizing scanning and automated data capture processes allows the Company to process incoming paper and electronic claims documents, including medical bills, with less manual handling and has evolved the Company’s workflow process.
          Scanning is the process of taking a bill and transferring it to an electronic form. Optical character recognition (“OCR”) involves the automated reading of words from a digital image, such as a scanned document. The characters are translated into a standard text format, which can then be digitally manipulated. Scanning technology, OCR and electronic data interchange (“EDI”) enable the Company to significantly cut back on manual data entry as well as reduce the other traditional costs associated with handling paper. Through the Company’s internet portal, CareMC, customers can review the bills currently being processed and approve a bill for processing, which also helps to avoid the costs of paper-handling as well as expedite the payment process.
Redundancy Center
          The Company’s national data center is located in Portland, Oregon. The Company also has a redundancy center located in Ft. Worth, Texas. The redundancy center is the Company’s backup processing site in the event that the Portland data center is off line for any length of time. Currently, all of the Company’s data is continually replicated to Ft. Worth so that in the event the Portland data center is offline, the redundancy center can be activated with current information within several hours. The Ft. Worth data center also hosts duplicates of the Company’s websites and is the primary processing site for the Company’s Enterprise Comp service line.
BUSINESS — PRODUCTS
          The Company offers services in two general categories, Network Solutions and Patient Management services, to assist its customers in managing the increasing medical costs of workers’ compensation, group health and auto insurance, and monitoring the quality of care provided to claimants.
Network Solutions
          The Company’s Network Solutions services are a combination of Medical Bill Review, Enhanced Bill review and Preferred Provider Organization (PPO). This program provides additional assurance that customers are only charged and pay for services actually delivered. Bills are evaluated, profiled and directed for the appropriate service based on state regulation, bill type and opportunity for savings and success.
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
          MedCheck is also being utilized for the review of medical charges under certain non-workers’ compensation insurance coverages. The MedCheck service provides the following capabilities:

•	checking for provider charges which exceed charges allowable under fee schedules or usual and customary charges, in accordance with the requirements of the relevant jurisdiction;

•	repricing provider bills to contractual PPO reimbursement levels;

•	checking for billed services or procedures that are excessive, unnecessary or unrelated to treating the particular medical problem and duplicate billing;

•	checking for “unbundled” billings where the medical services performed are billed in components, resulting in higher total charges than would be the case if the services were billed in the aggregate;

•	engaging in on-site processing of claims and Internet-based reporting tools;

•	sending claims data directly to carriers’ databases, thereby reducing costs due to repetitive or erroneous data entry;

•	PPO management; and

•	pharmacy review.
          These systems (MedCheck) can be accessed by insurers under an ASP agreement through the Company’s website, CareMC, and through virtual private networks (“VPNs”). The MedCheck suite can accept electronic bills and bill images, and publish electronic data interfaces (“EDIs”) to customer claims payment systems. This system integrates into the client’s own workflow, automates the reimbursement of providers, allows for the application of all MedCheck fees to the individual claim file and eliminates the need for manual redundant data entry of MedCheck results by the carriers’ claims personnel. The system is designed for easy access by claims adjusters and includes functionality for such part-time users within the claims payment environment.
          Preferred Provider Organization
          PPOs are groups of hospitals, physicians and other healthcare providers that offer services at pre-negotiated rates to employee groups. The Company believes that PPO networks offer the employer an additional means of managing healthcare costs by reducing the per-unit price of medical services provided to employees. The Company launched its CorCare network in 1992 and provides its customers with access to its PPO network, including more than 400,000 healthcare providers nationwide.
          PPO providers are selected based on criteria such as quality, range of services, price and location, and each one is evaluated and credentialed, then re-credentialed bi-annually by the Company. Throughout this evaluation process, the CorCare networks are able to provide hospital, physician and special ancillary medical discounts while maintaining quality care.
          CorVel is committed to a long-term strategy of network development, providing comprehensive networks to our customers and customization of networks to meet the specific needs of our customers. The Company believes that the combination of its National PPO Director’s strength and presence and the local PPO Developers’ commitment and community involvement enables CorVel to build, support and strengthen its PPO in size, quality, depth of discount, and commitment to service.
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
          In total, the Company has more than 220 national, regional and local personnel supporting the CorCare network. This number includes our National PPO Director, National PPO Contracting Manager and contracting staff, in addition to 70 locally based PPO developers who are responsible for local recruitment, contract negotiations, credentialing and re-credentialing of providers, and working with customers to develop customer specific provider networks. Each Bill Review Unit has Provider Relations support staff to address provider grievances and other billing issues.
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
          Enhanced Bill Review — Retrospective Utilization Review
          The Company offers a full line of retrospective utilization services for all medical bills including PPO management, medical bill repricing, line-item bill review, professional nurse review, DRG validation and expert fee negotiation. The service, named MedCheck Select, is designed to maximize savings opportunities and increase efficiencies for customers.
          CorVel offers cost containment by examining medical bills to verify that payors are only charged for services actually delivered and that charges reflect current billing levels for comparable service.
          CorVel uses a combination of industry standard usual and customary databases, as well as a proprietary nationwide database of usual and customary charges for inpatient care. The inpatient database provides usual and customary charges for detailed charges, which are specified on the itemized hospital bill.
MedCheck Select service:
•	assures that billed charges are usual and customary;

•	confirms services were medically necessary;

•	reduces claim costs through negotiated agreements;

•	substantiates, by report, charges over usual and customary;

•	supports the payor and patient in all appeals;

•	reviews Out-of-Network bills;

•	provides a proprietary hospital usual and customary database;

•	reviews professional nurses;

•	provides expert fee negotiations;

•	validates diagnostic related groups;

•	is HIPAA, AB1455, California SB 288 and SB899 compliant.
          Provider Reimbursement
          Through MedCheck, the Company has the capability to provide check writing or provider reimbursement services for its customers. The provider payment check can be added to the bill analysis to produce one combined document, which is mailed to the provider. MedCheck reviews bills and providers are reimbursed directly upon completion of customer approval of the EOR. This service helps customers expedite claims closure.
          Medical Review Application Service Provider (ASP)
          CorVel customers can utilize MedCheck’s capabilities to insource their bill review processing needs, process varying portions of their workload from their own sites, or utilize MedCheck on an ASP basis. Through the ASP model, the customer can access MedCheck software over the Internet and process all, or a portion of their claims, themselves. ASP processing provides payors MedCheck capabilities without the need for payors to invest heavily in computer systems, software support, and maintenance or the administration of the many information databases critical to proper medical reimbursement adjudication.
          Pharmacy Program – CorCareRX
          CorCareRX is the Company’s national workers’ compensation pharmacy management system. The CorCareRX Average Wholesale Price (“AWP”) pricing model guarantees clients the amount of savings they will receive below the cost of prescriptions associated with a workers’ compensation claim.

          CorCareRX has been specifically designed to:
•	manage claimants’ prescription expenses;

•	monitor appropriate utilization;

•	ensure prescriptions are related to injury.
          The CorCareRX program offers a patient identification card that limits dispensing of drugs to those specifically authorized by the physician for a specific workers’ compensation injury. The program was designed to ensure that the medication an injured employee receives is appropriate for the injury and is dispensed in the appropriate quantity. CorCareRX utilizes an identification system that incorporates the use of the employee’s social security number along with the date of injury. The combination creates a unique number that is specific to the particular claim. The use of the CorCareRX program eliminates the handling of pharmacy bills by the employee completely. All the processing and repricing occurs electronically, the payor need only to approve the payment. The Company’s reporting system allows the claims payor to manage and track prescription drug costs from the onset of the injury.
          Directed Care Networks — CareIQ
          CorVel has expanded its network solutions with a directed care network. CareIQ, CorVel’s directed care service line, offers an automated service ordering and status management system online. The Company’s network service offers timely appointments and preferred pricing. Orders are fulfilled using local, preferred providers and billing and reimbursement for each transaction is automatically processed. Services also include web-based request for service, a call center, and online reporting. CareIQ has a relationship with over 50% of the nation’s credentialed facilities, offering the most extensive network of directed care services in the country.
          The Company’s networks cover directed care needs for: Independent Medical Evaluations (IME), Medical Imaging (MRI, EMG, CT and Bone Scan) Durable Medical Equipment (DME), Physical Therapy, Chiropractics, Transportation and Translation services.
          Patient Management Services
          In addition to its Network Solutions, the Company offers CorCase, a range of patient management services, which involve working on a one-on-one basis with injured employees and their various healthcare professionals, employers and insurance company claims professionals. Patient management services are designed to monitor the medical necessity and appropriateness of healthcare services provided to workers’ compensation claimants and to expedite their return to work. CorCase offers early intervention, utilization management and vocational rehabilitation through local branch offices and case managers in local communities. The Company’s case managers work side by side with patients to assist them though their episode of care and return to work. CorCase offers early intervention, utilization management and vocational rehabilitation through local branch offices and case managers in local communities. The Company’s case managers work side by side with patients to assist them though their episode of care and return to work. The Company offers these services on a stand-alone basis or as an integrated component of its medical cost containment services.
          These services are performed to maximize results and minimize costs. CorCase services are provided by trained and certified professionals in nursing and vocational counseling. The central focus of CorCase is to leverage quality care in order to manage claim costs. With the use of early intervention, nurses are able to gather and analyze medical treatment information and discuss with the employer the current job requirements of the injured worker, accommodations for modified work and gather any further information, which may assist in caring for the injured worker. This service positively impacts patient cases by utilizing proactive measures throughout the episode of care.
          CorCase utilizes CorVel’s proprietary Advocacy software to help determine available indemnity payments from the employer and coordinate case management information and issues. Protocols regarding length of disability are incorporated to guide the management of cases. Management and operations reports, electronic data interchange and billing are additional features of the software.

          Medical Case Management
          The Company offers medical case management services where the injury is catastrophic or complex in nature or where prolonged recovery is anticipated. The medical management components of CorVel’s program focuses on medical intervention, management and appropriateness. In these cases, the Company’s case managers confer with the attending physician, other providers, the patient and the patient’s family to identify the appropriate rehabilitative treatment and most cost-effective healthcare alternatives. The program is geared towards offering the injured party prompt access to appropriate medical providers who will provide quality cost-effective medical care. Case managers may coordinate the services or care required and may arrange for special pricing of the required services.
          Early Intervention
          The Company believes that the earlier it becomes involved in an episode of care, the greater the impact on the healthcare outcome. The Company’s early intervention program begins a series of steps that are designed to promote an employee’s timely return-to-work including immediate telephonic assessment to ensure that an appropriate course of treatment is established and adhered to through the entire episode of care. CorVel’s early intervention program features: automated, immediate notification, immediate patient assessment, clinical protocols and guidelines, channeling to preferred providers, private labeling options and telephonic case management.
          Telephonic Case Management
          Telephonic case management is designed to facilitate and promote patient care and patient progression through the healthcare system. The case manager, through telephonic contact with the patient and/or family, facilitates communication between the patient, insurer and healthcare providers in order to accelerate return to work.
          Utilization Management
          Utilization Management programs review proposed ambulatory care to determine: appropriateness, frequency, duration and setting. These programs utilize experienced registered nurses, proprietary medical treatment protocols and computer systems technology in an effort to avoid unnecessary treatments and associated costs. Processes in Utilization Management include: review injury, diagnosis and treatment plan; contact and negotiate provider’s treatment requirements; certify appropriateness of treatment parameters and/or additional treatment requests; and respond to provider requests for additional treatment.
          Precertification of Hospitalization
          The pre-admission certification program verifies the medical necessity of proposed hospital admissions and determines the appropriate length of stay. The CorVel staff of nurses and reviewers, assisted by an automated medical rules/protocols system and backed up by physician consultants, individually evaluates every hospital admissions request. Precertification objectives include the following: determine appropriateness of proposed or emergent hospitalization; determine the medical necessity for hospital admission/inpatient care; explore alternatives to inpatient treatment; if inpatient care is required, determine the appropriate length of stay and monitor the patient’s condition throughout the hospitalization to prevent unnecessary inpatient days; channel the patient to a CorVel PPO provider/facility; and develop and implement a timely discharge plan.
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
          CorVel offers vocational services to evaluate the claimant’s education, training and experience. Vocational services include work capacity assessments, job analysis, transferable skill analysis, job modification, vocational testing, job placement assistance, labor market surveys and retraining. By working with the employer, the Company’s case managers can provide job modification or light-duty alternatives until the physician lifts the claimant’s physical restrictions. In addition, CorVel can evaluate partial payment claims if the claimant returns to work in a new position, working for less than their pre-injury wage. Services included by the Company’s vocational case managers include:
•	ergonomic Assessments;

•	rehabilitation Plans;

•	transferable Skills Analysis;

•	labor Market Survey;

•	job Seeking Skills Training;

•	resume Development;

•	vocational Assessment;

•	job Analysis, Development and Placement;

•	expert Testimony;

•	ADA Compliant.
          Life Care Planning
          Life Care Planning is a tool used to project long-term future needs, services and related costs associated with catastrophic injury. CorVel’s Life Care Plans summarize extensive amounts of medical data and compile it into a comprehensive report for future care requirements, producing improved outcomes and timely resolution of claims.
          Medicare Set-Asides
          A Medicare Set Aside Allocation (MSA) is a process used to demonstrate to Medicare that adequate funds are available to cover the cost of future medical care and Medicare will not be assigned as the primary payor.
          Critical Stress Incident Debrief
          Crisis Counseling is used to minimize the effects of stress on employees following a traumatic event and maintain employees on their jobs following a critically stressful incident. Examples of such events include: experiencing or witnessing a physical assault, observing or suffering a catastrophic injury, violence in the workplace, etc.
CareMC
          In April 2000 the Company launched its CareMC website (http://www.caremc.com). CareMC has become the application platform for all of the Company’s primary services line and delivers immediate access to customers. CareMC offers customers direct access to the Company’s primary services, Network Solutions, Patient Management and Claims Management. CareMC allows for electronic communication and reporting between providers, payors, employers and patients. Features of the website include: request for service, FNOL (first notice of loss), appointment scheduling, online bill review, claims information management, treatment calendar, medical bill adjudication and automated provider reimbursement. Through the CareMC website, users can:
•	request services online;

•	manage files throughout the life of the claim;

•	receive and relay case notes from case managers;

•	integrate information from multiple claims management sources into one database.
          The CareMC website facilitates healthcare transaction processing. Using artificial intelligence techniques, the website provides situation alerts and event triggers, to facilitate prompt and effective decisions. Users of CareMC can quickly see where event outliers are occurring within the claims management process. If costs exceed pre-determined thresholds or activities fall outside expected timelines, decision-makers can be quickly notified. Large amounts of information are consolidated and summarized to help customers focus on the critical issues.
Scanning Services
          In June 2003, the Company acquired Portland, Oregon based ScanOne, a provider of scanning, optical character recognition and document management services. This acquisition expanded the Company’s existing office automation service line and all offices are selling scanning and document management, the services previously sold by Scan One. The Company has added scanning operations to approximately 40 of the Company’s larger offices around the country calling them “Capture Centers”.
          With the scanning capability, the Company is able to store claim documents and organize the information by document type with the documents readily available on-line. The benefits of scanning are threefold: the service reduces costs, saves time and increases productivity. On the front-end of the scanning process, — scanning technology, optical character recognition and electronic data interchange can enable organizations to significantly cut back on manual data entry and paper shuffling. It also increases reporting, sorting and indexing capabilities. With scanning, customers are able to electronically view documents and images, obtain information in real-time, reduce overhead, staffing, and paper storage costs.
          Scan One also offers a web interface (www.onlinedocumentcenter.com) providing immediate access to documents and data called the Online Document Center (ODC). Secure document review, approval, transaction workflow and archival storage are available at subscription-based pricing.
          Aside from ScanOne’s services to CorVel, they actively pursue marketing initiatives to customers in the following fields: Accounting Department, Insurance Carrier, Hospital Administration, Clinics and Legal Field.
INDUSTRY, CUSTOMERS AND MARKETING
          The company focuses on four major industries around the country: workers’ compensation, auto insurance, group health and municipalities.
          The Company’s customers primarily are workers’ compensation insurers and, to a lesser extent, TPAs and self-administered employers. Many claims management decisions in workers’ compensation are the responsibility of the local claims office of national or regional insurers. The Company’s national branch office network has been established to enable the Company to market and offer its services at both a local and national account level. The Company is placing increasing emphasis on national account marketing. The marketing activities of the Company are conducted by account executives located in key geographic areas. No single customer of the Company represented more than 10% of revenues in fiscal 2003, 2004 or 2005.
COMPETITION AND MARKET CONDITIONS
          The healthcare cost containment industry is highly fragmented and competitive and is subject to shifting customer requirements, frequent introductions of new products and services, increased marketing activities of other industry participants and legislative reforms. The Company expects intensity of competition to increase in the future as existing competitors continue to develop their products and services and as new companies enter the Company’s market. The Company’s primary competitors in the workers’ compensation market include some large insurance carriers which offer one or more services similar to those offered by the Company, HMOs and numerous independent companies, typically on a local or regional basis. The Company also competes with national and local firms specializing in utilization review and with major insurance carriers and TPAs which have implemented their own internal utilization review services. Many of the Company’s competitors are significantly larger and have greater financial and marketing resources than the Company. Moreover, the Company’s customers may establish the in-house capability of performing services offered by the Company. If the Company is unable to compete effectively, it will be difficult for the Company to add and retain customers, and the Company’s business, financial condition and results of operations will be seriously harmed.
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
GOVERNMENT REGULATIONS
General
          Managed healthcare programs for workers’ compensation are subject to various laws and regulations. Both the nature and degree of applicable government regulation vary greatly depending upon the specific activities involved. Generally, parties that actually provide or arrange for the provision of healthcare services, assume financial risk related to the provision of those services or undertake direct responsibility for making payment or payment decisions for those services, are subject to a number of complex regulatory schemes that govern many aspects of their conduct and operations.
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
          Under the current workers’ compensation system, employer insurance or self-funded coverage is governed by individual laws in each of the 50 states and by certain federal laws. The management and information services that make up the Company’s managed care program serve markets that have developed largely in response to needs of insurers, employers and large TPAs, and generally have not been mandated by legislation or other government action. On the other hand, the vocational rehabilitation case management marketplace within the workers’ compensation system has been dependent upon the laws and regulations within those states that require the availability of specified rehabilitation services for injured workers. Similarly, the Company’s fee schedule auditing services address market needs created by certain states’ enactment of maximum permissible fee schedules for workers’ compensation services. Changes in individual state regulation of workers’ compensation may create a greater or lesser demand for some or all of the Company’s services or require the Company to develop new or modified services in order to meet the needs of the marketplace and compete effectively in that marketplace.

          California’s Medical Provider Networks
          In California, beginning January 1, 2005, an employer or insurer may establish a Medical Provider Network (“MPN”) to provide care for injured workers. The recent California legislation was designed to allow employers more control over their workers’ compensation claims by providing nearly 100% control over the life of a claim. Senate Bill 899 will allow every California employer to require their employees to utilize an MPN. Senate Bill 228 mandates that each California employer conduct Utilization Review per the American College of Occupational and Environmental Medicine (“ACOEM”) guidelines on all claims. Used in conjunction with SB 899 for the MPN, SB 228 will dramatically reduce the amount of medical payments on each individual claim.
          Health Insurance Portability and Accountability Act (HIPAA) of 1996
          The Health Insurance Portability and Accountability Act of 1996, or HIPAA, requires the adoption of standards for the exchange of health information in an effort to encourage overall administrative simplification and to enhance the effectiveness and efficiency of the healthcare industry. Pursuant to HIPAA, the Secretary of the Department of Health and Human Services has issued final rules concerning the privacy and security of health information, the establishment of standard transactions and code sets. The HIPAA requirements only apply to covered entities, which include health plans, healthcare clearinghouses, and healthcare providers that transmit any health information in electronic form. The Company’s network solutions services may be subject to HIPAA obligations through business associate agreements with our customers. We are also indirectly regulated by HIPAA as a plan sponsor of a healthcare benefit plan for our own employees.
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
          Medical Cost Containments Litigation
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
          Shareholder Rights Plan
          During fiscal 1997, the Company’s Board of Directors approved the adoption of a Shareholder Rights Plan. The Shareholder Rights Plan provides for a dividend distribution to CorVel stockholders of one preferred stock purchase right for each outstanding share of CorVel’s common stock under certain circumstances. In April, 2002, the Board of Directors of CorVel approved an amendment to the Company’s existing shareholder rights agreement to extend the expiration date of the rights to February 10, 2012, increase the initial exercise price of each right to $118 and enable Fidelity Management & Research Company and its affiliates to purchase up to 18% of the shares of common stock of the Company without triggering the stockholder rights. The limitations under the stockholder rights agreement remain in effect for all other stockholders of the Company. The rights are designed to assure that all shareholders receive fair and equal treatment in the event of any proposed takeover of the Company and to encourage a potential acquirer to negotiate with the Board of Directors prior to attempting a takeover. The rights have an exercise price of $118 per right, subject to subsequent adjustment. The rights trade with the Company’s common stock and will not be exercisable until the occurrence of certain takeover-related events.
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
          Employees
          As of March 31, 2005, CorVel had 2,980 employees, including nurses, therapists, counselors and other employees. No employees are represented by any collective bargaining unit. Management believes the Company’s relationship with its employees to be good.
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
          The Company’s quarterly sequential revenue may continue to be flat or decrease. As a result, the Company may fail to meet or exceed the expectations of investors or securities analysts which could cause the Company’s stock price to decline.
          The Company’s quarterly sequential revenue growth may continue to be flat or decrease in the future as a result of a variety of factors, many of which are outside of the Company’s control. If the Company’s quarterly sequential revenue growth falls below the expectations of investors or securities analysts, the price of the

Company’s common stock could decline substantially. Fluctuations or declines in quarterly sequential revenue growth may be due to a number of factors, including, but not limited to, those listed below and identified throughout this “Risk Factors” section the decline in the manufacturing employment, the decline in workers’ compensation claims, the considerable price competition given the flat-to-declining market, the increase in competition, and the changes and the potential changes in state workers’ compensation and auto managed care laws which can reduce demand for the Company’s services. These factors create an environment where revenue and margin growth is more difficult to attain and where revenue growth is less certain than historically experienced. Additionally, the Company’s technology and preferred provider network face competition from companies that have more resources available to them than the Company does. Also, some customers may handle their managed care services in-house and may reduce the amount of services which are outsourced to managed care companies such as CorVel Corporation.
          These factors could cause the market price of the Company’s Common Stock to fluctuate substantially. The Company’s decrease in revenues in the most recent fiscal year was partially attributable to a reduction in the growth rate of healthcare expenditures nationally, contributing to a reduction in the growth of claims processed by the Company. There can be no assurance that the Company’s growth rate in the future, if any will be at or near historical levels.
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
          The Company provides an outsource service to payors of workers’ compensation and auto healthcare benefits. These payors include insurance companies, TPAs, municipalities, state funds, and self-insured, self- administered employers. If these payors reduce the amount of work they outsource, the Company’s results of operations could be adversely affected.
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
          If the Company’s revenue fails to increase, it may be unable to execute its business plan, maintain high levels of service or adequately address competitive challenges.
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
          The Company relies largely on its own security systems, confidentiality procedures and employee nondisclosure agreements to maintain the privacy and security of its and its customers proprietary information. Accidental or willful security breaches or other unauthorized access by third parties to the Company’s information systems, the existence of computer viruses in the Company’s data or software and misappropriation of the Company’s proprietary information could expose the Company to a risk of information loss, litigation and other possible liabilities which may have a material adverse effect on the Company’s business, financial condition and results of operations. If security measures are breached because of third-party action, employee error, malfeasance or otherwise, or if design flaws in the Company’s software are exposed and exploited, and, as a result, a third party obtains unauthorized access to any customer data, the Company’s relationships with its customers and its reputation will be damaged, the Company’s business may suffer and the Company could incur significant liability. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, the Company may be unable to anticipate these techniques or to implement adequate preventative measures.
          Changes in the accounting treatment of stock options could adversely affect the Company’s results of operations.
          The Financial Accounting Standards Board has recently issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, Accounting for Stock-Based Compensation, which requires that stock based compensation be accounted for at fair value and expensed over the service period for financial reporting purposes, and is effective for the Company starting in the quarter ending June 2006. Such stock option expensing would require the Company to value its employee stock option grants pursuant to a binomial valuation formula, and then amortize that value against the Company’s reported earnings over the vesting period in effect for those options. The Company currently accounts for stock-based awards to employees in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and has adopted the disclosure-only alternative of SFAS 123. If the Company is required to expense employee stock options in the future, this change in accounting treatment would materially and adversely affect the Company’s reported results of operations as the stock-based compensation expense would be charged directly against the Company’s reported earnings. Participation by the Company’s employees in the Company’s employee stock purchase plan may trigger additional compensation charges if the proposed amendments to SFAS 123 are adopted.
          If we are unable to increase our market share among national and regional insurance carriers and large, self-funded employers, our results may be adversely affected.
          Our business strategy and future success depend in part on our ability to capture market share with our cost containment services as national and regional insurance carriers and large, self-funded employers look for ways to achieve cost savings. We cannot assure you that we will successfully market our services to these insurance carriers and employers or that they will not resort to other means to achieve cost savings. Additionally, our ability to capture additional market share may be adversely affected by the decision of potential customers to perform services internally instead of outsourcing the provision of such services to us. Furthermore, we may not be able to demonstrate sufficient cost savings to potential or current customers to induce them not to provide comparable services internally or to accelerate efforts to provide such services internally.
          If we lose several customers in a short period, our results may be adversely affected.
          Our results may decline if we lose several customers during a short period. Most of our customer contracts permit either party to terminate without cause. If several customers terminate, or do not renew or extend their contracts with us, our results could be adversely affected. Many organizations in the insurance industry have consolidated and this could result in the loss of one or more of our significant customers through a merger or acquisition. Additionally, we could lose significant customers due to competitive pricing pressures or other reasons.
          We are subject to risks associated with acquisitions of intangible assets.
          Our acquisition of other businesses may result in significant increases in our intangible assets relating to goodwill. We regularly evaluate whether events and circumstances have occurred indicating that any portion of our goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, we may be required to reduce the carrying value of these assets. We cannot currently estimate the timing and amount of any such charges.
          If we are unable to leverage our information systems to enhance our outcome-driven service model, our results may be adversely affected.
          To leverage our knowledge of workplace injuries, treatment protocols, outcomes data, and complex regulatory provisions related to the workers’ compensation market, we must continue to implement and enhance information systems that can analyze our data related to the workers’ compensation industry. We frequently upgrade existing operating systems and are updating other information systems that we rely upon in our operating segments. We have detailed implementation schedules for these projects that require extensive involvement from our operational, technological and financial personnel. Delays or other problems we might encounter in implementing these projects could adversely affect our ability to deliver streamlined patient care and outcome reporting to our customers.
          If competition increases, our growth and profits may decline.
          The markets for our Network Services and Care Management Services segments are also fragmented and competitive. Our competitors include national managed care providers, preferred provider networks, smaller independent providers and insurance companies. Companies that offer one or more workers’ compensation managed care services on a national basis are our primary competitors. We also compete with many smaller vendors who generally provide unbundled services on a local level, particularly companies with an established relationship with a local insurance company adjuster. In addition, several large workers’ compensation insurance carriers offer managed care services for their customers, either by performance of the services in-house or by outsourcing to organizations like ours. If these carriers increase their performance of these services in-house, our business may be adversely affected. In addition, consolidation in the industry may result in carriers performing more of such services in-house.
          If lawsuits against us are successful, we may incur significant liabilities.
          We provide to insurers and other payors of health care costs managed care programs that utilize preferred provider organizations and computerized bill review programs. Health care providers have brought against the Company and its clients individual and class action lawsuits challenging such programs. If such lawsuits are successful, we may incur significant liabilities.
          We make recommendations about the appropriateness of providers’ proposed medical treatment plans for patients throughout the country. As a result, we could be subject to claims arising from any adverse medical consequences. Although plaintiffs have not to date subjected us to any claims or litigation relating to the grant or denial of claims for payment of benefits or allegations that we engage in the practice of medicine or the delivery of medical services, we cannot assure you that plaintiffs will not make such claims in future litigation. We also cannot assure you that our insurance will provide sufficient coverage or that insurance companies will make insurance available at a reasonable cost to protect us from significant future liability.

          The increased costs of professional and general liability insurance may have an adverse effect on our profitability.
          The cost of commercial professional and general liability insurance coverage has risen significantly in the past several years, and this trend may continue. In addition, if we were to suffer a material loss, our costs may increase over and above the general increases in the industry. If the costs associated with insuring our business continue to increase, it may adversely affect our business. We believe our current level of insurance coverage is adequate for a company of our size engaged in our business
          If the average annual growth in nationwide employment does not offset declines in the frequency of workplace injuries and illnesses, then the size of our market may decline and adversely affect our ability to grow.
          The majority of our revenue in fiscal 2005 was generated from the treatment or review of workers’ compensation claims. The rate of injuries that occur in the workplace has decreased over time. Although the overall number of people employed in the workplace has generally increased, this increase has only partially offset the declining rate of injuries and illnesses. Our business model is based, in part, on our ability to expand our relative share of the market for the review of claims for workplace injuries and illnesses. If nationwide employment does not increase or experiences periods of decline, our ability to expand our revenue and earnings may be adversely affected. Additionally, if workplace injuries and illnesses continue to decline at a greater rate than the increase in total employment, the number of claims in the workers’ compensation market will decrease and may adversely affect our business.
          We have experienced a decline in the referrals for our Patient Management services.
          We have experienced a general decline in the revenue and operating performance of Patient Management Services. We believe that the performance decline has been due to the following factors: the lingering effects of the downturn in the national economy and its corresponding effect on the number of workplace injuries that have become longer-term disability cases; increased regional and local competition from providers of managed care services; a possible reduction by insurers on the types of services provided by our Patient Management business; the closure of offices and continuing consolidation of our Patient Management operations; and employee turnover, including management personnel, in our Patient Management business. In the past, these factors have all contributed to the lowering of our long-term outlook for our Patient Management Services. If some or all of these conditions continue, we believe that the performance of our Patient Management revenues could decrease.
          Healthcare providers are becoming increasingly resistant to the application of certain healthcare cost containment techniques; this may cause revenue from our cost containment operations to decrease.
          Healthcare providers have become more active in their efforts to minimize the use of certain cost containment techniques and are engaging in litigation to avoid application of certain cost containment practices. Recent litigation between healthcare providers and insurers has challenged certain insurers’ claims adjudication and reimbursement decisions. Although these lawsuits do not directly involve us or any services we provide, these cases may affect the use by insurers of certain cost containment services that we provide and may result in a decrease in revenue from our cost containment business.
          Our management has determined that there was a material weakness in our system of internal control over financial reporting and as a result concluded that our internal control over financial reporting was not effective as of March 31, 2005. If we are unable to correct the deficiency that resulted in this material weakness, we may not be able to accurately report our future financial results, which could cause investors to lose confidence in our reported financial information and result in a decline in the market price of our common stock.
          Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2005, and this assessment identified a material weakness in our internal control over financial reporting. As a result our management concluded that our internal control over financial reporting was not effective as of March 31, 2005. For a discussion of this material weakness and our responsive measures, please see “Item 9A. Controls and Procedures” of this report. Although we have planned to take steps to correct the internal control deficiency that resulted in this material weakness, the efficacy of the steps we have taken are subject to continuing management review supported by confirmation and testing. We cannot be certain that these measures will ensure that we will be able to implement and maintain adequate internal control over our financial reporting processes in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could prevent us from accurately reporting our financial results or cause us to fail to meet our reporting obligations in the future. Also, internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. As a result, insufficient internal control over financial reporting could cause investors to lose confidence in our reported financial information, which could result in a decline in the market price of our common stock.
Item 2. Properties.
          The Company’s principal executive office is located in Irvine, California in approximately 6,600 square feet of leased space. The lease expires in September 2007. The Company leases its branch offices in 49 states, which range in size from 1,000 square feet up to approximately 16,000 square feet. The lease terms for the branch offices range from monthly to ten years and expire through 2014. The Company believes that its facilities are adequate for its current needs and that suitable additional space will be available as required.
Item 3. Legal Proceedings.
          The Company is involved in litigation arising in the normal course of business. The Company believes that resolution of these matters will not result in any payment that, in the aggregate, would be material to the financial position or financial operations of the Company.
Item 4. Submission of Matters to a Vote of Security Holders.
          There were no matters submitted to a vote of stockholders during the quarter ended March 31, 2005.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuers Purchases of Equity Securities
Market Information
          The Company’s common stock is traded on the NASDAQ National Market under the symbol CRVL. The quarterly high and low sales prices for the Company’s Common Stock for fiscal years 2004 and 2005 as reported by NASDAQ are set forth below for the periods indicated:

	High	Low
Fiscal Year Ended March 31, 2004:
Quarter Ended June 30, 2003:	$36.14	$29.86
Quarter Ended September 30, 2003:	38.78	34.20
Quarter Ended December 31, 2003:	38.15	32.63
Quarter Ended March 31, 2004:	40.80	34.02

Fiscal Year Ended March 31, 2005:

Quarter Ended June 30, 2004:	$36.75	$22.65
Quarter Ended September 30, 2004:	31.50	23.81
Quarter Ended December 31, 2004:	32.35	25.99
Quarter Ended March 31, 2005:	27.85	18.40
          Holders. As of May 28, 2005, there were approximately 1,204 holders of record of the Company’s common stock according to the information provided by the Company’s transfer agent. In addition, the Company believes that a significant number of beneficial owners of the company’s common stock hold their shares in street name.
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
          Issuer Purchases of Equity Securities. The following table shows the number of shares repurchased by the Company for each of the months during the fourth quarter of fiscal year ended March 31, 2005:

			Total Number of	Maximum Number
	Total Number	Average	Shares Purchased	of Shares That May
	of Shares	Price Paid	as Part of Publicly	Yet Be Purchased
	Purchased	Per Share	Announced Program	Under the Program
January 27 to January 31, 2005	13,600	$22.48	5,973,068	1,126,932

February 1 to February 28, 2005	143,350	22.05	6,116,418	983,582

March 1 to March 31, 2005	148,730	22.07	6,265,148	834,852

Quarter ended March 31, 2005	305,680	$22.08	6,265,148	834,852

          In 1996, the Company’s Board of Directors authorized a stock purchase plan for up to 100,000 shares of the Company’s common stock. The Company’s Board of Directors has periodically increased the number of shares authorized for repurchase under the plan. The most recent increase occurred in March 2005 and brought the number of shares authorized for repurchase to 7,100,000 shares. There is no expiration date for the plan. Effective March 15, 2005, the Company entered into a SEC Rule 10b5-1 repurchase program with a broker that allowed open-market purchases of 200,000 shares of the Company’s common stock through traditional blackout periods. The 10b5-1 repurchase program terminated on May 12, 2005, upon completion of the purchase of 200,000 shares.

Item 6. Selected Financial Data.
          The selected consolidated financial data of the Company appears in a separate section of this Annual Report on Form 10-K on page 46 and is incorporated herein by this reference.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
          Management’s Discussion and Analysis of Financial Condition and Results of Operations appears in a separate section of this Annual Report on Form 10-K beginning on page 47 and is incorporated herein by this reference.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
          As of March 31, 2005, the Company held no market risk sensitive instruments for trading purposes and the Company did not employ any derivative financial instruments, other financial instruments, or derivative commodity instruments to hedge any market risk. The Company had no debt outstanding as of March 31, 2005, and therefore, had no market risk related to debt. The Company has an available $10 million line of credit from a banking institution as of March 31, 2005. Borrowings under this agreement bear interest, at the Company’s option, at a fluctuating LIBOR-based rate plus 1.25% or at the financial institution’s prime lending rate.
Item 8. Financial Statements and Supplementary Data.
          The Company’s consolidated financial statements, as listed under Item 15, appear in a separate section of this Annual Report on Form 10-K beginning on page 57 and are incorporated herein by this reference. The financial statement schedule is included below under Item 15.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     None.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
          Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on that evaluation our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
          Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is designed to provide reasonable assurance to our management and the board of directors regarding the preparation and fair presentation of published financial statements. Nonetheless, all internal control systems, no matter how well designed, have inherent limitations. Even systems determined to be effective as of a particular date can provide only reasonable assurance with respect to financial statement preparation and presentation.
          A material weakness in internal control over financial reporting is a control deficiency (within the meaning of the Public Company Accounting Oversight Board Auditing Standards No. 2), or a combination of control deficiencies, that result in there being more than a remote likelihood that a material misstatement in the annual or interim financial statements will not be prevented or detected.
          Grant Thornton LLP, our independent registered public accounting firm, has provided us with an unqualified report on our consolidated financial statements for fiscal year ended March 31, 2005. However, in connection with the audit procedures for the audit of our fiscal 2005 financial statements and internal controls assessment, despite substantial efforts, we were not able to complete fully our testing of a sufficient amount of key controls in our processes to satisfy Grant Thornton on their effectiveness. One of the reasons for our inability to complete such testing was that we did not have adequate resources to perform such testing by March 31, 2005. Accordingly, in consultation with Grant Thornton, we have concluded that we are unable to complete the management assessment of our internal control over financial reporting as of March 31, 2005 as required under Section 404 of the Sarbanes-Oxley Act, and Grant Thornton has issued a “disclaimer” opinion, included herein, indicating that they do not express an opinion as to management’s assessment and as to the effectiveness of our internal control over financial reporting as of March 31, 2005.
          Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of March 31, 2005, our internal control over financial reporting was ineffective based on those criteria, solely in consideration of the material weaknesses described below.
•	The testing and evaluation of the Company’s internal controls was not completed in a timely manner, primarily due to insufficient financial accounting resources, including adequate oversight of the process and expertise associated with the documentation and testing of controls. In addition, many of the Company’s controls are undocumented or are automated controls which could not be adequately tested after March 31, 2005, which limited the ability to provide reasonable assurance that the controls were operating effectively as of March 31, 2005. Further, the Company relies heavily on detective, monitoring and foundational controls, which are generally less effective at preventing errors than operational and preventive controls. Consistent operation and monitoring of these controls at the corporate level is critical to ensure that controls assigned to field personnel operate effectively.

•	The Company had inadequate controls related to its financial reporting close process, including timely preparation and resolution of reconciling items on balance sheet account reconciliations and the financial consolidation process. Additionally, there was limited evidence of review of reconciliations by an individual with direct oversight of the process. This deficiency adversely impacts the efficiency, timeliness and accuracy of financial reporting.

•	The Company had inadequate controls related to the maintenance of sufficient knowledge and expertise for key accounting personnel with respect to the requirements and application of US GAAP, such as capitalization of internally-developed software and accounting for income taxes.

•	The Company had inadequate controls related to application access and system administrator rights. In certain instances, an improper number of or inappropriate personnel were assigned system administrator rights or had excessive system rights, which impairs the Company’s ability to maintain adequate segregation of duties.
          To remediate the material weaknesses noted above, management will: 1) dedicate staffing to provide for ongoing documentation and testing of controls throughout each fiscal year, 2) increase oversight and training of regional accounting staff who coordinate and oversee field accounting during the year and at the month end closings, 3) implement expanded automated testing of controls for key processes throughout the year, 4) review the assignments of individuals within the corporate finance and accounting organization to maximize the effectiveness of individual personnel, 5) review the controls over computer access and establish processes to restrict unauthorized access, and 6) identify methods to improve the internal controls over the consolidation process.
          The implementation of remediation activities is a high priority to the Company. We believe the actions outlined above should correct the above-listed material weaknesses in our internal controls. However, we cannot give assurance that neither we nor our independent auditors will in the future identify further material weaknesses or significant deficiencies in our internal control over financial reporting that we have not discovered to date.
          In light of the material weakness, the Company performed additional analyses and other pre and post-closing procedures to ensure that our consolidated financial statements are presented fairly in all material respects in accordance with generally accepted accounting principles in the United States. The Company relied on increased monitoring, foundational and detective controls to compensate for the weakness noted above with respect to some of the preventative controls. These procedures include monthly financial statement reviews by our Chief Executive Officer, Chief Financial Officer and various levels of our management team. Accordingly, management believes that the consolidated financial statements and schedules included in this Form 10-K fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.
          Notwithstanding Grant Thornton’s “disclaimer” opinion, Grant Thornton has indicated its agreement with the above listed weaknesses in our internal controls and has advised our audit committee of our board of directors that the internal control weaknesses do not affect Grant Thornton’s unqualified report on our consolidated financial statements for 2005, which is included in this Report.
          The certifications of the Company’s Chief Executive Officer and Chief Financial Officer attached as Exhibits 31.1 and 31.2 to this Report include, in paragraph 4 of such certifications, information concerning the Company’s procedures and internal control over financial reporting. These officers believe these certifications to be accurate, despite our inability to have completed fully the assessment required by Section 404 of the Sarbanes-Oxley Act, because we did have procedures in place during 2005 to detect errors in our systems. Such certifications should be read in conjunction with the information contained in this Item 9A for a more complete understanding of the matters covered by such certifications.
Changes In Internal Control Over Financial Reporting
          Other than as discussed in the preceding paragraphs, there have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
          We were engaged to audit management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that CorVel Corporation (the Company) maintained effective internal control over financial reporting as of March 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.
          Management did not complete their evaluation of internal control as of March 31, 2005. Based upon the procedures we performed we noted what we believe to be material weaknesses as discussed below. A material weakness is a control deficiency, or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:
•	The testing and evaluation of the Company’s internal controls was not completed in a timely manner, primarily due to insufficient financial accounting resources, including adequate oversight of the process and expertise associated with the documentation and testing of controls. In addition, many of the Company’s controls are undocumented or are automated controls which could not be adequately tested after March 31, 2005, which limited the ability to provide reasonable assurance that the controls were operating effectively as of March 31, 2005. Further, the Company relies heavily on detective, monitoring and foundational controls, which are generally less effective at preventing errors than operational and preventive controls. Consistent operation and monitoring of these controls at the corporate level is critical to ensure that controls assigned to field personnel operate effectively.

•	The Company had inadequate controls related to its financial reporting close process, including timely preparation and resolution of reconciling items on balance sheet account reconciliations and the financial consolidation process. Additionally, there was limited evidence of review of reconciliations by an individual with direct oversight of the process. This deficiency adversely impacts the efficiency, timeliness and accuracy of financial reporting.

•	The Company had inadequate controls related to the maintenance of sufficient knowledge and expertise for key accounting personnel with respect to the requirements and application of US GAAP, such as capitalization of internally-developed software and accounting for income taxes.

•	The Company had inadequate controls related to application access and system administrator rights. In certain instances, an improper number of or inappropriate personnel were assigned system administrator rights or had excessive system rights, which impairs the Company’s ability to maintain adequate segregation of duties.
          We believe these conditions are material weaknesses in the design or operation of the internal control of the Company in effect at March 31, 2005. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the consolidated financial statements of the Company as of March 31, 2005 and for the year then ended, and this report does not affect our report dated July 15, 2005 on those financial statements.
          A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

          Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
          Since management was not able to complete its assessment on internal control over financial reporting as of March 31, 2005, and we were unable to apply other procedures to satisfy ourselves as to the effectiveness of the Company’s internal control over financial reporting, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion either on management’s assessment or on the effectiveness of the Company’s internal control over financial reporting. We also do not express an opinion or any form of assurance on management’s plan of remediation described above.
          We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of March 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2005, and our report dated July 15, 2005, expressed an unqualified opinion on those consolidated financial statements.
/s/ Grant Thornton LLP
Portland, Oregon
July 15, 2005
Item 9B. Other Information.
          None.

PART III
Item 10. Directors and Executive Officers of the Registrant.
The following table set forth certain information regarding the directors and executive officers of the Company as of May 31, 2005:

Name	Age	Position
V. Gordon Clemons	61	Chairman of the Board, Chief Executive Officer and President
Steven J. Hamerslag (1) (2) (3)	49	Director
Alan R. Hoops (1) (2)	57	Director
R. Judd Jessup (1)	57	Director
Jeffrey J. Michael (2) (3)	48	Director
Richard J. Schweppe	51	Chief Financial Officer and Secretary

(1)	Member of the Audit Committee.

(2)	Member of the Compensation Committee.

(3)	Member of the Nomination and Governance Committee.
          Mr. Clemons joined the Company as President and Chief Executive Officer in January 1988 and became Chairman of the Board in April 1991. Mr. Clemons was President of Caremark, Inc., the then-largest home intravenous therapy company in the United States, from May 1985 to September 1987, at which time the company was purchased by Baxter International, Inc. From 1981 to 1985, Mr. Clemons was President of INTRACORP, a medical management company and subsidiary of CIGNA Corporation. Mr. Clemons has 28 years of experience in the healthcare and insurance industries.
          Mr. Hamerslag has served as a director of the Company since May 1991. Mr. Hamerslag has been Managing Director of Titan Investment Partners, a venture capital firm, since November 2002. Mr. Hamerslag served as the President and Chief Executive Officer of publicly held J2Global Communications, a unified communication services company, from June 1999 until January 2001. Mr. Hamerslag served as the CEO of publicly held MTI Technology Corporation, a manufacturer of enterprise storage solutions, from 1987 to 1996.
          Mr. Hoops has served as a director of the Company since May 2003. Mr. Hoops has been Chairman of Benu, Inc., a regional benefits administration/marketing company since 2000, and Chairman of Enwisen, Inc., a human resources services software company since 2001. Mr. Hoops was Chief Executive Officer and a Director from 1993 to 2000, of Pacificare Health Systems, Inc., a national health consumer services company. Mr. Hoops has 32 years of experience in the healthcare and managed care industries.
          Mr. Jessup has served as a director of the Company since August 1997. Mr. Jessup has been Chief Executive Officer of U.S. LABS since April 2002. U.S. LABS is a national laboratory which provides cancer diagnostic and genetic testing services. Mr. Jessup was President of the HMO Division of FHP International Corporation, a diversified health care services company, from 1994 to 1996. From 1987 to 1994, Mr. Jessup was President of TakeCare, Inc., a publicly traded HMO operating in California, Colorado, Illinois and Ohio, until it was acquired by FHP. Mr. Jessup has 31 years of experience in the healthcare and managed care industries. Mr. Jessup has been a director of Pacific Dental Benefits, a dental HMO, since November 1997, a director of U.S. LABS since May 1998, and a director of NovaMed Eyecare Services since August 1998.
          Mr. Michael has served as a director of the Company since September 1990. Mr. Michael has been the President, Chief Executive Officer and a director of Corstar Holdings, Inc., one of the Company’s significant stockholders and a holding company owning businesses engaged in voice and data connectivity and networking products and services, since March 1996. Mr. Michael has been a director of Michael Foods, Inc., a food processing and distribution company formerly affiliated with North Star (predecessor of Corstar Holdings), since April 1990.

          Mr. Schweppe has been the Company’s Chief Financial Officer since April 1991 and Secretary since June 1995. From March 1988 to April 1991, Mr. Schweppe was the Director of Finance for the Company. From May 1983 to February 1988, Mr. Schweppe was the Manager, Technical Accounting for Caremark, Inc.
          There are no family relationships among any of the Company’s directors or executive officers.
Corporate Governance, Board Composition and Board Committees
          Independent Directors. The Board has determined that each of the Company’s current directors other than Mr. Clemons qualifies as an independent director in accordance with the published listing requirements of the Nasdaq Stock Market (“Nasdaq”). The Nasdaq independence definition includes a series of objective tests, such as that the director is not also one of the Company’s employees and has not engaged in various types of business dealings with the Company. In addition, as further required by the Nasdaq rules, the Board has made a subjective determination as to each independent director that no relationships exist which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, the Company’s directors reviewed and discussed information provided by the directors and the Company with regard to each director’s business and personal activities as they may relate to the Company and the Company’s management.
          Board Structure and Committees. The Board has established an audit committee, a compensation committee and a nomination and governance committee. The Board and its committees set schedules to meet throughout the year, and also can hold special meetings and act by written consent from time to time as appropriate. The independent directors of the Board also hold separate regularly scheduled executive session meetings at least twice a year at which only independent directors are present. The Board has delegated various responsibilities and authority to its committees as generally described below. The committees will regularly report on their activities and actions to the full Board. Each member of each committee of the Board qualifies as an independent director in accordance with the Nasdaq standards described above. Each committee of the Board has a written charter approved by the Board. A copy of each charter is posted on the Company’s web site at http://www.corvel.com under the Investor Relations section. The inclusion of the Company’s web site address in this Report does not include or incorporate by reference the information on the Company’s web site into this Report or the Company’s Annual Report on Form 10-K. In addition, a copy of the charter of the audit committee is included as Appendix A to the Company’s definitive proxy statement for the 2004 annual meeting of stockholders filed with the Securities and Exchange Commission (“SEC”) on July 7, 2004.
          Audit Committee. The audit committee of the Board reviews and monitors the Company’s corporate financial statements and reporting and the Company’s internal and external audits, including, among other things, the Company’s internal controls and audit functions, the results and scope of the annual audit and other services provided by the Company’s independent auditors and the Company’s compliance with legal matters that have a significant impact on the Company’s financial statements. The Company’s audit committee also consults with the Company’s management and the Company’s independent auditors prior to the presentation of financial statements to stockholders and, as appropriate, initiates inquiries into aspects of the Company’s financial affairs. The Company’s audit committee has established procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters, and for the confidential, anonymous submission by the Company’s employees of concerns regarding questionable accounting or auditing matters. In addition, the Company’s audit committee is directly responsible for the appointment, retention, compensation and oversight of the work of the Company’s independent auditors, including approving services and fee arrangements. All related party transactions are approved by the Company’s audit committee before the Company enters into them. The current members of the Company’s audit committee are Messrs. Hamerslag, Hoops and Jessup. Mr. Michael was a member of the audit committee during fiscal year 2005 until his resignation from the audit committee on May 6, 2004. The vacancy created on the audit committee by Mr. Michael’s resignation was filled by Mr. Hoops in May 2004. The audit committee held four meetings during fiscal 2005.
          In addition to qualifying as independent under the Nasdaq rules described above, each member of the Company’s audit committee can read and has an understanding of fundamental financial statements, and each member currently qualifies as independent under special standards established by the SEC for members of audit committees. The Company’s audit committee includes at least one member who has been determined by the Board to meet the qualifications of an audit committee financial expert in accordance with SEC rules. Mr. Hamerslag is the independent director who has been determined to be an audit committee financial expert. Stockholders should understand that this designation is a disclosure requirement of the SEC related to Mr. Hamerslag’s experience and understanding with respect to certain accounting and auditing matters. The designation does not impose on Mr. Hamerslag any duties, obligations or liability that are greater than are generally imposed on him as a member of the Company’s audit committee and the Board, and his designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Company’s audit committee or Board.
          Compensation Committee. The compensation committee of the Board reviews and approves the Company’s general compensation policies and all forms of compensation to be provided to the Company’s executive officers and directors, including, among other things, annual salaries, bonuses, and stock option and other incentive compensation arrangements. In addition, the Company’s compensation committee administers the CorVel Corporation 1991 Employee Stock Purchase Plan and the CorVel Corporation Restated 1988 Executive Stock Option Plan, as amended (the “Option Plan”), including reviewing and granting stock options. The Company’s compensation committee also reviews and approves various other of the Company’s compensation policies and matters. The current members of the Company’s compensation committee are Messrs. Hamerslag, Hoops and Michael. The compensation committee held four meetings during fiscal 2005.
          Nomination and Governance Committee. The nomination and governance committee of the Board reviews and reports to the Board on a periodic basis with regard to matters of corporate governance, and reviews, assesses and makes recommendations on the effectiveness of the Company’s corporate governance policies. In addition, the nomination and governance committee reviews and makes recommendations to the Board regarding the size and composition of the Board and the appropriate qualities and skills required of the Company’s directors in the context of the then current make-up of the Board. This includes an assessment of each candidate’s independence, personal and professional integrity, financial literacy or other professional or business experience relevant to an understanding of the Company’s business, ability to think and act independently and with sound judgment, and ability to serve the Company’s and the Company’s stockholders’ long-term interests. These factors, and others as considered useful by the Company’s nomination and governance committee, are reviewed in the context of an assessment of the perceived needs of the Board at a particular point in time. As a result, the priorities and emphasis of the nomination and governance committee and of the Board may change from time to time to take into account changes in business and other trends, and the portfolio of skills and experience of current and prospective directors.
          The nomination and governance committee leads the search for and selects, or recommends that the Board select, candidates for election to the Board (subject to legal rights, if any, of third parties to nominate or appoint directors). Consideration of new director candidates typically involves a series of committee discussions, review of information concerning candidates and interviews with selected candidates. Candidates for nomination to the Board typically have been suggested by other members of the Board or by the Company’s executive officers. From time to time, the nomination and governance committee may engage the services of a third-party search firm to identify director candidates. Each of the current nominees is standing for re-election at the Annual Meeting. The nomination and governance committee selected these candidates and recommended their nomination to the Board. The current members of the Company’s nomination and governance committee are Messrs. Hamerslag and Michael. The nomination and governance committee held one meeting during fiscal 2005.
          Although the nomination and governance committee does not have a formal policy on stockholder nominations, it will consider candidates proposed by stockholders of any outstanding class of the Company’s capital stock entitled to vote for the election of directors, provided such proposal is in accordance with the procedures set forth in the Company’s Bylaws and in the charter of the nomination and governance committee. Nominations by such stockholders must be preceded by notification in writing received by the Company’s Secretary, at 2010 Main Street, Suite 600, Irvine, California 92614, not less than sixty (60) days prior to any meeting of stockholders called for the election of directors. Such notification shall contain the written consent of each proposed nominee to serve as a director is so elected and the following information as to each proposed nominee and as to each person, acting alone or in conjunction with one or more other persons as a partnership, limited partnership, syndicate or other group, who participates or is expected to participate in making such nomination or in organizing, directing or financing such nomination or solicitation of proxies to vote for the nominee: (a) the name, age, residence, address, and business address of each proposed nominee and of each such person; (b) the principal occupation or employment, the name, type of business and address of the corporation or other organization in which such employment is carried on of each proposed nominee and of each such person; (c) the amount of the Company’s stock owned beneficially, either directly or indirectly, by each proposed nominee and each such person; and (d) a description of any arrangement or understanding of each proposed nominee and of each such person with each other or any other person regarding future employment or any future transaction to which the Company will or may be a party. All such recommendations will be brought to the attention of the Company’s nomination and governance committee. Candidates proposed by stockholders will be evaluated by the Company’s nomination and governance committee using the same criteria as for all other candidates.
          Board and Committee Meetings. The Board held four meetings during fiscal 2005. Each director attended or participated in 75% or more of the aggregate of (i) the total number of meetings of the Board and (ii) the total number of meetings held by all committees of the Board on which such director served during fiscal 2005. Although the Company does not have a formal policy regarding attendance by members of the Board at the Company’s annual meetings of stockholders, directors are encouraged and expected to attend each of the Company’s annual meetings of stockholders in addition to each meeting of the Board and of the committees on which he or she serves. All of the Company’s directors attended the Company’s 2004 annual meeting of stockholders.
          Code of Ethics and Business Conduct. The Board has adopted a code of ethics and business conduct that applies to all of the Company’s employees, officers (including the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions) and directors. The full text of the Company’s code of ethics and business conduct is posted on the Company’s web site at http://www.corvel.com under the Investor Relations section. The Company intends to disclose future amendments to certain provisions of the Company’s code of ethics and business conduct, or waivers of such provisions, applicable to the Company’s directors and executive officers (including the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions), at the same location on the Company’s web site identified above. The inclusion of the Company’s web site address in this report does not include or incorporate by reference the information on the Company’s web site into this report.
          Communications from Stockholders to the Board. The Board has implemented a process by which stockholders may send written communications to the attention of the Board, and committee of the Board or any individual Board member, care of the Company’s Secretary at 2010 Main Street, Suite 600, Irvine, CA 92614. This centralized process will assist the Board in reviewing and responding to stockholder communications in an appropriate manner. The name of any specific intended Board recipient should be noted in the communication. The Company’s Secretary, with the assistance of the Company’s Director of Legal Services, will be primarily responsible for collecting, organizing and monitoring communications from stockholders and, where appropriate depending on the facts and circumstances outlined in the communication, providing copies of such communications to the intended recipients. Communications will be forwarded to directors if they relate to appropriate and important substantive corporate or board matters. Communications that are of a commercial or frivolous nature or otherwise inappropriate for the Board’s consideration will not be forwarded to the Board. Any communications not forwarded to the Board will be retained for a period of three months and made available to any of the Company’s independent directors upon their general request to view such communications.
Section 16(a) Beneficial Ownership Reporting Compliance
          Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.
          Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, during fiscal year 2005, all transactions required to be reported by its officers, directors and greater than 10% beneficial owners were reported in a timely manner, except as described below.

Item 11. Executive Compensation.
Summary of Cash and Certain Other Compensation
          The following table sets forth the compensation earned by the Company’s Chief Executive Officer and each of the other executive officers, whose total salary and bonus for fiscal year 2005 exceeded $100,000, for the three fiscal years ended March 31, 2005, 2004 and 2003. The listed individuals shall be referred to in this Report as the “Named Executive Officers.” No other executive officers who would otherwise have been included in such table on the basis of salary and bonus earned for the 2005 fiscal year has been excluded by reason of termination of employment or change in executive status during fiscal year 2005.

Summary Compensation Table
	Annual Compensation				Long-Term Compensation
Name of Individual	Fiscal				Securities Underlying	All Other
and Principal Position	Year	Salary(1)		Bonus	Options Granted	Compensation(3)
V. Gordon Clemons	2005	$350,000		—	—	$546
Chief Executive Officer	2004	$291,938	(2)	—	—	$652
	2003	$350,000		—	—	$1,114

Richard J. Schweppe	2005	$122,254		$14,697	2,000	$393
Chief Financial Officer	2004	$120,000		$21,565	1,750	$435
	2003	$115,000		$19,163	2,250	$593

Peter E. Flynn (4)	2005	$137,964		—	2,600	$161
V.P., Business Development	2004	$137,500		$40,000	8,500	$566
	2003	$0		—	—	0

(1)	Includes employee contributions to the Company’s Section 401(k) Plan.

(2)	In fiscal 2004, Mr. Clemons agreed to reduce his salary due to market conditions. As of April 16, 2004, Mr. Clemons’s salary was restored to its full level.

(3)	Represents matching contributions by the Company to the Company’s Section 401(k) Plan and annual premiums paid by the Company for the purchase of group term life insurance in an amount equal to each executive officer’s annual salary as follows:

		Company Contributions to	Company-Paid Life
	Fiscal Year	Section 401(k) Plan	Insurance Premiums
V. Gordon Clemons	2005	0	$546
	2004	$337	$315
	2003	$683	$431

Richard J. Schweppe	2005	0	$393
	2004	$284	$151
	2003	$451	$142

Peter E. Flynn	2005	0	$161
	2004	$392	$174
	2003	0	0

(4)	Mr. Flynn resigned as V.P., Business Development, on November 20, 2004.

Stock Options and Stock Appreciation Rights
     The following table provides information with respect to stock option grants made during fiscal year 2005 to the Named Executive Officers. No options were granted to Mr. Clemons during fiscal year 2005. Except for the limited stock appreciation rights described in footnote 1 below the table, no stock appreciation rights were granted during such fiscal year to the Named Executive Officers.
Option Grants In Last Fiscal Year

						Potential Realizable
	Number of		Percent of Total			Value at Assumed
	Securities		Options			Annual Rate of Stock Price
	Underlying		Granted to	Exercise		Appreciation for Option
	Options	Grant	Employees in	Price	Expiration	Term
Name	Granted (1)	Date	Fiscal Year(2)	($/Share)(3)	Date	5% (4)	10% (4)
Peter E.	2,000	6/10/04	1.53%	$26.02	6/10/09	$14,378	$31,771
Flynn	600	8/5/04	0.46%	$25.71	8/5/09	$4,262	$9,418

Richard	500	6/10/04	0.38%	$26.02	6/10/09	$3,594	$7,943
Schweppe	500	8/05/04	0.38%	$25.71	8/5/09	$3,552	$7,848

	1,000	3/03/05	0.76%	$21.14	3/03/10	$5,841	$12,906

(1)	Each option will become exercisable for 25% of the option shares one year from the grant date and thereafter the remaining shares become exercisable in 36 equal monthly installments. To the extent not already exercisable, the options become exercisable upon (a) a sale of assets, (b) a merger in which the Company does not survive or (c) a reverse merger in which the Company survives but ownership of 50% or more of the voting power of the Company’s stock is transferred, unless the option is assumed or replaced with a comparable option by the successor corporation. The options are also subject to “limited stock appreciation rights” pursuant to which the options, to the extent exercisable at the time a hostile tender offer occurs, will automatically be canceled in return for a cash payment equal to the tender-offer price minus the exercise price multiplied by the number of shares for which the option was exercisable. Each option has a maximum term of five years subject to earlier termination in the event of the optionee’s cessation of employment with the Company.

(2)	The Company granted options to employees to purchase a total of 145,750 shares of Common Stock during fiscal year 2005.

(3)	The exercise price is equal to the fair market value of the Common Stock on the grant date and may be paid in cash, in shares of Common Stock valued at fair market value on the exercise date or through a cashless exercise procedure involving a same-day sale of the purchased shares. For employees who are not executive officers or directors, the Company also may finance the option exercise by loaning the optionee sufficient funds to pay the exercise price for the purchased shares and the Federal and state income tax liability incurred by the optionee in connection with such exercise.

(4)	The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by the rules and regulations of the Securities and Exchange Commission and do not represent the Company’s estimate or projection of the future trading prices of the Company’s common stock. Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the ten-year option term. These amounts represent assumed rates of appreciation in the value of the Company’s common stock from the fair market value on the date of grant. Actual gains, if any, on stock option exercises are dependent on numerous factors, including the Company’s future performance, the future performance of the Company’s common stock, overall business and stock market conditions, and the option holder’s continued employment with the Company throughout the entire vesting period and option term, which factors are not reflected in this table. The values reflected in this table may not necessarily be achieved. Potential realizable values are net of exercise price, but before the payment of taxes associated with exercise.
Stock Option Exercises and Holdings
          The following table provides information with respect to the Named Executive Officer concerning the exercise of options during the 2005 fiscal year and unexercised options held as of the end of such fiscal year. No stock appreciation rights were exercised during the 2005 fiscal year and except for the limited stock appreciation rights described in footnote 1 to the table above, no stock appreciation rights were held by any Named Executive Officer at the end of such fiscal year.
Aggregated Option Exercises In Last Fiscal Year
And Fiscal Year-End Option Values

	No. of
	Shares		Number of Securities Underlying		Net Value of
	acquired		Unexercised Options at Fiscal		Unexercised In-the-Money
	on		Year-End 2005		Options at Fiscal Year-End(1)
Name	exercise	Value Realized(2)	Exercisable	Unexercisable	Exercisable	Unexercisable
V. Gordon Clemons	—	—	28,750	1,250	—	—

Peter E. Flynn	—	—	41,553	15,047	$241,140	—

Richard Schweppe	5,250	$45,875	16,166	4,509	$58,192	$180

(1)	The value of unexercised in-the-money options has been calculated based on multiplying the number of shares underlying the options by the difference between the exercise price per share payable upon exercise of the options and $21.32, the closing sales price of the Company’s common stock on the last trading day of the 2005 fiscal year.

(2)	The value realized upon option exercise has been calculated based on multiplying the number of shares acquired on exercise of each respective option by the difference between the respective exercise price per share paid upon exercise and the closing sales price of the Company’s common stock on the respective dates of exercise.
Employment Agreements, Termination of Employment and Change in Control Arrangements
          On January 26, 1988, the Company and North Star entered into an employment agreement with Mr. Clemons. The agreement became effective on February 15, 1988 and has an indefinite term. The agreement initially provided Mr. Clemons with an annual salary of $250,000, payable in semi-monthly installments. Mr. Clemons may terminate the agreement at any time on four months notice and the Company may terminate the agreement at any time with or without cause. If Mr. Clemons is terminated without cause, the Company is required to pay Mr. Clemons his salary for one year after such termination, less any other employment compensation received by Mr. Clemons during such one year period. The Compensation Committee approved an increase in Mr. Clemons’ annual salary to $350,000, effective January 1, 2002.
          The Company does not have any existing employment agreements with any other Named Executive Officer.
          In the event of a Corporate Transaction, each outstanding option granted under the Discretionary Option Grant Program will automatically become exercisable as to all of the option shares immediately prior to the effective date of the Corporate Transaction. However, no acceleration will occur if and to the extent: (a) such option is either to be assumed by the successor corporation or parent thereof or replaced by a comparable option to purchase shares of the capital stock of the successor corporation or parent thereof, (b) such option is to be replaced with a cash incentive program of the successor corporation designed to preserve the option spread existing at the time of the

Corporate Transaction and incorporating the same vesting schedule applicable to the option or (c) acceleration of such option is subject to other applicable limitations imposed by the Compensation Committee at the time of grant.
          The Compensation Committee, as the administrator of the Option Plan, has the authority to provide for accelerated vesting of the shares of Common Stock subject to any outstanding options held by any of the Named Executive Officers in connection with certain changes in control of the Company or the subsequent termination of the officer’s employment following a change in control.
Compensation Committee Interlocks and Insider Participation
          Messrs. Hamerslag, Hoops and Michael served as members of the Compensation Committee during fiscal year 2005. Mr. Michael is the President and Chief Executive Officer of Corstar Holdings, Inc., a beneficial owner of more than 10% of the outstanding Common Stock of the Company. No member of the Compensation Committee was, during fiscal 2005, an employee or officer of the Company or was formerly an officer of the Company.
          During fiscal 2005, no current executive officer of the Company served as a member of the board of directors or compensation committee of any other entity that has or had one or more executive officers serving as a member of the Company’s Board or Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
          The following table sets forth certain information known to the Company as of May 31, 2005, with respect to beneficial ownership of Common Stock by (i) each person (or group of affiliated persons) who is known by the Company to own beneficially more than 5% of the outstanding Common Stock, (ii) each director and/or nominee for director, (iii) the Named Executive Officers (named under the heading “Executive Compensation” below), and (iv) all current directors and executive officers as a group, together with the approximate percentages of outstanding Common Stock beneficially owned by each of them. The following table is based upon information supplied by directors, executive officers and principal stockholders, and Schedules 13D and 13G filed with the SEC. Except as otherwise noted, the persons named in the following table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable.

				Percentage of
			Amount of	Common
			Common Stock	Stock
			Beneficially	Beneficially
Name of Beneficial Owner	Address	City, State, Zip Code	Owned	Owned (1)
Jeffrey J. Michael	10901 Red Circle Drive, Suite 370	Minnetonka, MN 55343	2,963,658 (2)	29.8%
Corstar Holdings	10901 Red Circle Drive, Suite 370	Minnetonka, MN 55343	2,890,000	29.0%
FMR Corporation	82 Devonshire Street	Boston, MA 02109	1,424,863 (3)	14.4%
V. Gordon Clemons	2010 Main Street, Suite 600	Irvine, CA 92614	1,134,679 (4)	11.4%
Wellington Management Company, LLP	75 State Street	Boston, MA 02109	737,696 (5)	7.4%
Kestrel Investment Management Corporation, Abbot J. Keller, David J. Steirman	411 Borel Avenue, Suite 403	San Mateo, CA 94402	597,050 (6)	6.0%
Babson Capital Management LLP	One Memorial Drive	Cambridge, MA 02142	577,350 (7)	5.8%
Eaton Vance	255 State Street	Boston, MA 02109	552,050 (8)	5.6%
Steven J. Hamerslag			68,250 (9)	*
R. Judd Jessup			68,050 (10)	*
Peter E. Flynn			52,525 (11)	*
Richard J. Schweppe			37,170 (12)	*
Alan R. Hoops			8,625 (13)	*
All current executive officers and directors as a group (7 individuals)			4,338,926 (14)	42.3%

*Less than 1%

(1)	Applicable percentage ownership is based on 9,914,003 shares of Common Stock outstanding as of May 31, 2005, which excludes a total of 6,482,913 shares repurchased by the Company in accordance with the Stock Repurchase Program and held by the Company in its treasury. Any securities not outstanding but which are subject to options exercisable within 60 days of May 31, 2005, are deemed outstanding for the purpose of computing the percentage of outstanding Common Stock beneficially owned by any person holding such options but are not deemed outstanding for the purpose of computing the percentage of Common Stock beneficially owned by any other person.

(2)	Includes 2,890,000 shares owned by Corstar, 39,908 shares owned directly by Mr. Michael, a director of Corstar and the Company, and 33,750 shares subject to options held by Mr. Michael that are exercisable within 60 days of May 31, 2005. Mr. Michael is the President, Chief Executive Officer and a director of Corstar. In addition, Mr. Michael is the trustee of the Michael Family Grantor Trust (formerly Michael Acquisition Corporation Trust), which is the sole shareholder of Corstar. Based on the foregoing, Mr. Michael may be deemed to have beneficial ownership of the shares of Common Stock of the Company held by Corstar. Mr. Michael disclaims such beneficial ownership except to the extent of any indirect pecuniary interest therein.
(3)	According to the Schedule 13G of Fidelity Management & Research Company (“Fidelity”) dated February 14, 2005, Fidelity is a wholly-owned subsidiary of FMR Corp.. Edward C. Johnson, FMR Corp., through its control of Fidelity, and the funds each have sole power to dispose the shares, while power to vote the shares resides in the Fund’s Board of Trustees.

(4)	Includes 1,104,679 shares owned by Mr. Clemons directly, and 30,000 shares subject to options that are exercisable within 60 days of May 31, 2005.

(5)	According to Schedule 13G of Wellington Management Company (“Wellington”) dated February 14, 2005, Wellington shares investment power, along with its clients, with respect to the shares.

(6)	According to the Schedule 13G of Kestrel Investment Management Corporation (“Kestrel”) dated February 14, 2005, Abbott J. Keller and David J. Steirman are the sole shareholders of Kestrel, with sole investment power with respect to the shares.

(7)	According to Schedule 13G of Babson Capital Management, LLP (“Babson”) dated January 20, 2005, Babson, in its capacity as investment advisor, shares investment power along with its clients with respect to the shares.

(8)	According to Schedule 13G of Eaton Vance Corp. (“Eaton”) dated February 14, 2005, Eaton has sole investment power with respect to the shares.

(9)	Includes 43,000 shares owned directly by Mr. Hamerslag and 24,750 shares subject to options that are exercisable within 60 days of May 31, 2004.

(10)	Includes 41,900 shares owned directly by Mr. Jessup and 26,850 shares subject to options that are exercisable within 60 days of May 31, 2004.

(11)	Includes 14,900 shares owned directly by Mr. Flynn, 14,000 shares owned by Mr. Flynn’s spouse (Mr. Flynn disclaims beneficial ownership of such shares, except to the extent of any applicable community property laws.) and 900 shares owned indirectly by Mr. Flynn as custodian for his children, and 43,594 shares subject to options that are exercisable within 60 days of May 31, 2005.

(12)	Includes 22,791 shares owned directly by Mr. Schweppe and 14,379 shares subject to options that are exercisable within 60 days of May 31, 2004.

(13)	Consists of 8,625 shares subject to options that are exercisable within 60 days of May 31, 2005.

(14)	Includes the information set forth in notes 2, 4, 9, 10, 11, 12 and 13 above.

Equity Compensation Plan Information
The following table provides information as of March 31, 2005, with respect to the shares of Common Stock of the Company that may be issued under the Company’s existing equity compensation plans. The Company has not assumed any equity compensation plans in connection with any mergers or acquisitions.

			Number of Securities
			Remaining Available for
	Number of Securities	Weighted Average	Future Issuance Under
	to be Issued Upon	Exercise Price of	Equity Compensation
	Exercise of	Outstanding	Plans (Excluding Securities
Plan Category	Outstanding Options	Options	Reflected in Column A)
Equity Compensation Plans Approved by Shareholders (1)	969,887 (2)	$25.29	667,134 (3)

Equity Compensation Plans Not Approved by Shareholders	0	$0	0

Total	969,887	$25.29	667,134

(1)	Consists solely of the 1988 Executive Stock Option Plan and the 1991 Employee Stock Purchase Plan.

(2)	Excludes purchase rights accruing under the Company’s 1991 Employee Stock Purchase Plan which has a stockholder approved reserve of 750,000 shares. Under the Purchase Plan, each eligible employee may purchase up to 1,500 shares of Common Stock of the Company at semi-annual intervals on the last business day of March and September each year at a purchase price per share equal to 85% of the lower of (i) the fair market value of a share of Common Stock of the Company on the date on which the purchase right is granted or (ii) the fair market value of a share of Common Stock of the Company on the date the purchase right is exercised.

(3)	Includes shares available for future issuance under the 1991 Employee Stock Purchase Plan. As of March 31, 2005, an aggregate of 34,267 shares of Common Stock of the Company were available for issuance under the 1991 Employee Stock Purchase Plan.

Share issuances under the 1988 Executive Stock Option Plan will not reduce or otherwise affect the number of shares of Common Stock of the Company available for issuance under the 1991 Employee Stock Purchase Plan, and share issuances under 1991 Employee Stock Purchase Plan will not reduce or otherwise affect the number of shares of Common Stock of the Company available for issuance under the 1988 Executive Stock Option Plan.
Item 13. Certain Relationships and Related Transactions.
          During fiscal year 2005, there was not any transaction or series of similar transactions to which the Company was or is a party in which the amount involved exceeded or exceeds $60,000 and in which any director, executive officer, holder of more than 5% of any class of the Company’s voting securities, or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

Item 14. Principal Accountant Fees and Services
          The Audit Committee pre-approves and reviews audit and permissible non-audit services performed by Grant Thornton LLP as well as the fees charged by Grant Thornton LLP for such services. In its pre-approval and review of permissible non-audit service fees, the Audit Committee considers, among other factors, the possible effect of the performance of such services on the auditors’ independence. Under certain de minimis circumstances described in the rules and regulations of the Securities and Exchange Commission (the “SEC”), the Audit Committee may approve permissible non-audit services prior to the completion of the audit in lieu of pre-approving such services. In recent years, the Company has not obtained any non-audit services from Grant Thornton LLP that are prohibited under the rules and regulations of the SEC.
Principal Accountant Fees and Services
          Audit Fees. Audit fees include the audit of the Company’s annual financial statements, review of financial statements included in the Company’s Form 10-Q quarterly reports, and services that are normally provided by Grant Thornton LLP in connection with statutory and regulatory filings or engagements for the relevant fiscal years. Audit fees billed by Grant Thornton LLP for services rendered to the Company in the audit of annual financial statements and the reviews of the financial statements included in the Company’s Forms 10-Q were approximately $262,085 for the 2005 fiscal year and $136,000 for the 2004 fiscal year.
          Audit-Related Fees. Audit-related fees consist of assurance and related services provided by Grant Thornton LLP that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported above under “Audit Fees.”

Fiscal 2005
Audit of the financial statements of CorVel Incentives Savings Plan	$12,500

Fiscal 2004
Audit of the financial statements of CorVel Incentives Savings Plan	$10,000
          Tax Fees. Tax fees consist of professional services rendered by Grant Thornton LLP for tax compliance, tax advice and tax planning. The Company engaged Grant Thornton LLP to perform the following tax services for the fiscal year 2005 and fiscal year 2004:

Fiscal 2005
Preparation of Forms 5500 and tax consulting services	$15,505

Fiscal 2004
Preparation of Forms 5500 and tax consulting services	$12,154
          All Other Fees. There were no such services rendered by Grant Thornton LLP during the fiscal year 2005 or fiscal year 2004.
          The Audit Committee has determined that the provision of the above non-audit services by Grant Thornton LLP was compatible with their maintenance of accountant independence.

PART IV
Item 15. Exhibits and Financial Statement Schedules
     (a)(1) Financial Statements:
          The Company’s financial statements appear in a separate section of this Annual Report on Form 10-K beginning on the pages referenced below:
     (2) Financial Statement Schedule:
          The Company’s consolidated financial statements, as listed under Item 15(a)(1), appear in a separate section of this Annual Report on Form 10-K beginning on page 57. The Company’s financial statement schedule is as follows:
Schedule II — Valuation and Qualifying Accounts

		Additions
	Balance at	Charged to
	Beginning of	Costs and		Balance at
	Year	Expenses	Deductions	End of Year
Allowance for doubtful accounts:

Year Ended March 31, 2003:	$3,635,000	$1,352,000	$(1,514,000)	$3,473,000

Year Ended March 31, 2004:	3,473,000	2,100,000	(2,103,000)	3,470,000

Year Ended March 31, 2005:	3,470,000	2,355,000	(2,338,000)	3,487,000

(3) Exhibits:
EXHIBITS

Exhibit
No.	Title	Method of Filing
3.1	Certificate of Incorporation of the Company	Incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002.

3.2	Bylaws of the Company	Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 Registration No. 33-40629.

10.1*	Nonqualified Stock Option Agreement between V. Gordon Clemons, the Company and North Star together with all amendments and addendums thereto	Incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 Registration No. 33-40629.

10.2*	Supplementary Agreement between V. Gordon Clemons, the Company and North Star	Incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 Registration No. 33-40629.

10.3*	Amendment to Supplementary Agreement between Mr. Clemons, the Company and North Star	Incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1992.

10.4*	Restated 1988 Executive Stock Option Plan, as amended	Incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1995.

10.5*	Form of Notice of Grant of Stock Option Under the Restated 1988 Executive Stock Option	Incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994.

10.6*	Form of Stock Option Agreement under the Restated 1988 Executive Stock Option Plan	Incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994.

10.7*	Form of Notice of Exercise under the Restated 1988 Executive Stock Option Plan	Incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994.

10.8*	Employment Agreement of V. Gordon Clemons	Incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 Registration No. 33-40629.

10.9*	Restated 1991 Employee Stock Purchase Plan, as amended	Incorporated herein by reference to Exhibit 10.11 in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1995.

10.10	Fidelity Master Plan for Savings and Investment, and amendments	Incorporated herein by reference to Exhibits 10.16 and 10.16A to the Company’s Registration Statement on Form S-1 Registration No. 33-40629.

10.15	Shareholder Rights Plan	Incorporated herein by reference to the Company’s Form 8-K filed on February 28, 1997.

10.16	Amended Shareholder Rights Plan	Incorporated herein by reference to the Company’s Form 8-K filed on May 24, 2002.

21.1	Subsidiaries of the Company	Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith.

Exhibit
No.	Title	Method of Filing
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

*	— Denotes management contract or compensatory plan or arrangement.
(b) Exhibits
The exhibits filed as part of this report are listed under Item 15(a)(3) of this Annual Report on Form 10-K.
(c) Financial Statement Schedule
The Financial State Schedules required by Regulation S-X and Item 8 of this form are listed under Item 15(a)(2) of this Annual Report on Form 10-K.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Corvel Corporation

By:	/s/ V. Gordon Clemons

V. Gordon Clemons
Chairman, Chief Executive
Officer and President
Date: August 2 , 2005
          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on August 2, 2005.

Signature	Title

/s/ V. Gordon Clemons	Chairman, Chief Executive Officer, and President

V. Gordon Clemons	(Principal Executive Officer)

/s/ Richard J. Schweppe	Chief Financial Officer (Principal Financial and

Richard J. Schweppe	Accounting Officer)

/s/ Alan Hoops	Director

Alan Hoops

/s/ Steven J. Hamerslag	Director

Steven J. Hamerslag

/s/ Judd Jessup	Director

Judd Jessup

/s/ Jeffrey J. Michael	Director

Jeffrey J. Michael

SELECTED CONSOLIDATED FINANCIAL DATA
          The following selected financial data for the five years ended March 31, 2005, have been derived from the Company’s audited consolidated financial statements. The following data should be read in conjunction with the Company’s Consolidated Financial Statements, the related notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The following amounts are in thousands, except per share data.

	Year Ended March 31,
	2001	2002	2003	2004	2005
Statement of Income Data:

Revenues	$209,554	$235,912	$282,776	$305,279	$291,000

Cost of revenues	172,010	193,225	230,947	253,846	246,341

Gross profit	37,544	42,687	51,829	51,433	44,659

General and administrative	16,389	18,783	25,081	26,067	28,144

Income before income taxes	21,155	23,904	26,748	25,366	16,515

Income tax provision	7,933	9,083	10,164	9,353	6,358

Net income	$13,222	$14,821	$16,584	$16,013	$10,157

Net income per share:

Basic	$1.16	$1.34	$1.54	$1.51	$0.97

Diluted	$1.13	$1.30	$1.50	$1.48	$0.97

Shares used in computing net income per share:

Basic	11,399	11,043	10,735	10,585	10,419

Diluted	11,672	11,367	11,057	10,838	10,520

Return on beginning of year equity	23.9%	25.2%	27.2%	23.8%	13.2%

Return on beginning of year assets	18.6%	19.1%	20.7%	16.6%	9.6%

	2001	2002	2003	2004	2005
Balance Sheet Data as of March 31,
Cash and cash equivalents	$9,457	$12,601	$5,913	$8,641	$8,945

Accounts receivable, net	34,316	33,040	45,394	45,538	45,611

Working capital	35,130	35,539	37,513	41,246	39,247

Total assets	77,565	80,295	96,240	106,311	105,293

Retained earnings	72,475	87,296	103,880	119,893	130,050

Treasury stock	(53,903)	(69,140)	(84,127)	(96,281)	(113,481)

Total stockholders’ equity	58,718	60,983	67,220	77,622	74,241

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          This Management’s Discussion and Analysis of Financial Condition and Results of Operations may include certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including (without limitation) statements with respect to anticipated future operating and financial performance, growth and acquisition opportunities and other similar forecasts and statements of expectation. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “anticipate,” “continue,” “may,” “will,” and “should” and variations of these words and similar expressions, are intended to identify these forward-looking statements. Forward-looking statements made by the Company and its management are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance.
          The Company disclaims any obligations to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of these factors include (without limitation) general industry and economic conditions; cost of capital and capital requirements; competition from other managed care companies; the ability to expand certain areas of the Company’s business; shifts in customer demands; the ability of the Company to produce market-competitive software; changes in operating expenses including employee wages, benefits and medical inflation; governmental and public policy changes, including but not limited to legislative and administrative law and rule implementation or change; dependence on key personnel; possible litigation and legal liability in the course of operations; and the continued availability of financing in the amounts and at the terms necessary to support the Company’s future business.
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
          Network Solutions Services
          The Company’s Network Solutions services are designed to reduce the price paid by its customers for medical services rendered in workers’ compensation cases, and auto policies and, to a lesser extent, group health policies. The network solutions services offered by the Company include automated medical fee auditing, preferred provider services, retrospective utilization review, independent medical examinations, MRI examinations, and inpatient bill review.
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
          Under SFAS 131, two or more operating segments may be aggregated into a single operating segment for financial reporting purposes if aggregation is consistent with the objective and basic principles of SFAS 131, if the segments have similar economic characteristics, and if the segments are similar in each of the following areas: 1) the nature of products and services; 2) the nature of the production processes; 3) the type or class of customer for their products and services; and 4) the methods used to distribute their products or provide their services. We believe each of the Company’s regions meet these criteria as they provide the similar services to similar customers using similar methods of production and similar methods to distribute their services.
          Because we believe we meet each of the criteria set forth above and each of our regions have similar economic characteristics, we aggregate our results of operations in one reportable operating segment.
          Summary of 2005 Annual Results
          The Company reported revenues of $291 million for fiscal year ended March 31, 2005, a decrease of $14 million compared to fiscal year ended March 31, 2004. The Company reported sequential declining quarterly revenues for the first three quarters of fiscal year 2005. Sequential revenue decreases for the first three quarters of fiscal 2005 were .7%, 5.4%, and 3.3%. In the quarter ended March 31, 2005, the Company reported revenues of $72.8 million an increase in revenue of $3.0 million, or 4.3% over the $69.8 million reported in the previous quarter ended December 31, 2004. The revenue for the quarter ended March 31, 2005 also benefited from two extra business days in the quarter.
          The lingering effects of the downturn in the national economy and its corresponding effect on the number of workplace injuries that have become longer-term disability cases, the considerable price competition given the flat-to-declining overall market, the increase in competition from local and regional competition, changes and the potential changes in state workers’ compensation and auto managed care laws which can reduce demand for the Company’s services, have created an environment where revenue and margin growth is more difficult to attain and where revenue growth is uncertain. Additionally, the Company’s technology and preferred provider network competes against other companies, some of which have more resources available. Also, some customers may handle their managed care services in-house and may reduce the amount of services which are outsourced to managed care companies such as CorVel Corporation.
          Results of Operations
          The Company derives its revenues from providing patient management and network solutions services to payors of workers’ compensation benefits, auto insurance claims and health insurance benefits. Patient management services include utilization review, medical case management and vocational rehabilitation. Network solutions revenues include fee schedule auditing, hospital bill auditing, independent medical examinations, diagnostic imaging review services and preferred provider referral services. In prior fiscal years, the Company included the revenue from utilization review with network solutions revenues. The Company determined it was more appropriate to include these revenues with patient management. The revenue mix percentages shown below have been adjusted to include utilization review with the patient management services revenue. This change did not affect the trend of the past few years of slow growth in the patient management services causing this service to represent a lesser portion of the Company’s revenues. The percentages of revenues attributable to patient management and network solutions services for the fiscal years ended March 31, 2003, 2004, and 2005 are listed below.

	2003	2004	2005
Patient management services	49.2%	45.2%	44.4%
Network solutions services	50.8%	54.8%	55.6%

	100.0%	100.0%	100.0%

     Income Statement Percentages
     The following table sets forth, for the periods indicated, the percentage of revenues represented by certain items reflected in the Company’s consolidated statements of income. The Company’s past operating results are not necessarily indicative of future operating results.

	Year Ended March 31,
	2003	2004	2005
Revenues	100.0%	100.0%	100.0%
Cost of revenues	81.7	83.2	84.7

Gross profit	18.3	16.8	15.3
General and administrative	8.9	8.5	9.7

Income before income taxes	9.4	8.3	5.7
Net income	5.9%	5.2%	3.5%

     Revenue
     Change in Revenue
     2004 Compared to 2003
     Revenues for fiscal year 2004 increased by 8% to $305 million, from $283 million in fiscal year 2003, an increase of $22 million. The majority of this growth came from network solutions services, which grew 17% from $144 million in fiscal year 2003 to $167 million in fiscal year 2004. Approximately half of this increase was due to an increase in the CorCareRX services which increased from $3 million to $15 million. The CorCareRX service margins are the lowest amongst the network solutions services which contributed to the decrease in the Company’s gross profit margin.
     Additionally, $2 million of the revenue increase was due to the acquisition of ScanOne, a document imaging company, in June 2003 which is integrated with the bill review services. Revenue from patient management services decreased less than 1% from fiscal 2003 to fiscal 2004.
     Change in Revenue
     2005 Compared to 2004
     Revenues for fiscal year 2005 decreased by 4.7% to $291 million, from $305 million in fiscal year 2004, a decrease of $14 million. Nearly two-thirds of this decrease was attributable to the decrease in revenue from the Company’s patient management services primarily due to a decrease in the patient management referrals received by the Company. The decrease was primarily the result of a continued softness in the national labor market, especially the manufacturing sector of the economy. The Company has been negatively impacted by a reduction in the overall claims volume due to employers implementing workplace safety programs. Employers have also been more aggressive in seeking early intervention services which the Company and the Company’s competitors offer, decreasing the length of a claim and decreasing the need for on-site case management services. The rest of the decrease in revenues was attributable to a decrease in demand for the Company’s network solution services, primarily demand for the IME and MRI services.
     Cost of Revenue
     The Company’s cost of revenues consist of direct expenses, costs directly attributable to the generation of revenue, and field indirect costs which are incurred in the field to support the operations in the field offices which generate the revenue. Direct costs are primarily case manager salaries, bill review analysts, related payroll taxes and fringe benefits, and costs for IME (independent medical examination), prescription drugs, and MRI providers. Most of the Company’s revenues are generated in offices which provide both patient management services and network solutions services. The largest of the field indirect costs are manager salaries and bonus, account executive base pay and commissions, administrative and clerical support, field systems personnel, PPO network developers, related payroll taxes and fringe benefits, office rent, and telephone expense. Approximately 42.1% of the costs incurred in the field are field indirect costs which support both the patient management services and network solutions operations of the Company’s field operations.
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
     The largest components of the field indirect costs and the changes from fiscal 2003 to fiscal 2004 are: manager salaries, which remained relatively unchanged at approximately $18.5 million for both fiscal 2003 and 2004; and clerical salaries, which increased by $1 million, from $18 million to $19 million. The growth in the field salary costs was nominal as the Company reduced the field headcount (excluding the acquisition of ScanOne) by over 200 employees from December 2002 to March 2004.
     Change in Cost of Revenue
     2005 Compared to 2004
     The Company’s cost of revenues decreased from $254 million in fiscal 2004 to $246 million in fiscal 2005, a decrease of 3.3% of $8 million. The decrease in cost of revenues is primarily attributable to the decrease in revenues noted above. The Company reduced their field employee headcount as revenue decreased. Approximately half of the decrease is attributable to a decrease in direct labor costs of $3.4 million. The Company has been working to decrease direct labor costs in response to the reduction in demand for the Company’s services resulting from the soft national labor market. The Company also experienced lower direct costs for MRI and prescription drug patient management services of $2.4 million and $1.4 million respectively. The decreases in these costs are directly attributable to related decreases in these respective services.

     General and Administrative Costs
     During fiscals 2003, 2004 and 2005, approximately 60%, 62%, and 62%, respectively, of general and administrative costs consisted of corporate systems costs, which include the corporate systems support, implementation and training, amortization of software development costs, depreciation of the hardware costs in the Company’s national systems, the Company’s national wide area network, and other systems related costs. The remaining 38% of the general and administrative costs consist of national marketing, national sales support, corporate legal, corporate insurance, human resources, accounting, product management, new business development, and other general corporate expenses.
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
     Change in General and Administrative Costs
     2005 Compared to 2004
     General and administrative expense increased $2 million from $26 million in fiscal 2004 to $28 million in fiscal 2005. General and administrative expense increased as a percentage of revenue, by 1.2%, from 8.5% of revenue in fiscal 2004 to 9.7% of revenue in fiscal 2005. The increase was related to increased expenditures in systems and increases in depreciation and amortization from prior year capital investments in technology. Systems costs included in general and administrative costs increased by $1.7 million, from $15.6 million in fiscal 2004 to $17.3 million in fiscal 2005. This increase was due to the Company’s continued increase in investment in technology. The Company is continuing to invest in and advance its scanning and document management capabilities for their customers as well as for internal use. The Company also continued making improvements to its primary data center and its second data center as part of its business continuity planning.
     Income Tax Provision
     The Company’s income tax expense for fiscal 2003, fiscal 2004, and fiscal 2005 were $10 million, $9 million, and $6 million respectively. The decrease in fiscal 2004 and 2005 resulted primarily from a decrease in income before income taxes from fiscal 2003 to fiscal 2005. The effective income tax rates for fiscal 2003, fiscal 2004, and fiscal 2005 were 38%, 37%, and 38% respectively. This rate differed from the statutory federal tax rate of 35.0% primarily due to state income taxes and certain non-deductible expenses.
     Liquidity and Capital Resources
     The Company has historically funded its operations and capital expenditures primarily from cash flow from operations, and to a lesser extent, option exercises. The Company’s net accounts receivables have historically averaged below 60 days of average sales. Property, net of accumulated depreciation, has averaged approximately 10% or less of annual revenue. These historical ratios of investments in assets used in the business has allowed the Company to generate sufficient cash flow to repurchase $113 million of its common stock during the past nine fiscal years, without incurring debt, on cumulative net earnings of $130 million.
     The Company believes that cash from operations, existing working capital, line of credit, and funds from exercise of stock options granted to employees are adequate to fund existing obligations, repurchase shares of the Company’s common stock, introduce new services and continue to develop healthcare related businesses. The

Company regularly evaluates cash requirements for current operations and commitments, and for capital acquisitions and other strategic transactions. The Company may elect to raise additional funds for these purposes, either through debt or additional equity, the sale of investment securities or otherwise, as appropriate.
     Net working capital decreased from $41 million to $39 million, primarily due to a $1 million increase in accounts payable and accrued liabilities and a $1 million decrease in prepaid expenses. Both the increase in liabilities and decrease in prepaid expenses are due to normal fluctuations in the timing of the Company’s payments for insurance, income taxes and other goods and services.
     As of March 31, 2005, the Company had $9 million in cash and cash equivalents, invested primarily in short-term, highly liquid investments with maturities of 90 days or less.
     In April 2003, the Company entered into a credit agreement with a financial institution to provide borrowing capacity of up to $5 million. In March 2005, the Company’s Board of Directors authorized an increase in the credit agreement by $5 million, to $10 million. This agreement expires in April 2006. Borrowings under this agreement bear interest, at the Company’s option, at a fluctuating LIBOR-based rate plus 1.25% or at the financial institution’s prime lending rate. There were no borrowings under the line of credit at March 31, 2004 or March 31, 2005. The loan covenants require the Company to maintain a quick ratio of at least 2:1, a tangible net equity of at least $45 million, and have positive net income. The Company was in compliance with these covenants at March 31, 2005.
     The Company believes, however, that the cash balance at March 31, 2005 along with anticipated internally generated funds and the available line of credit will be sufficient to meet the Company’s expected cash requirements for at least the next twelve months.
Operating Cash Flows
2004 Compared to 2003
     Net cash provided by operating activities was $22 million in 2003 compared to $28 million in 2004. The improvement in cash flow from operations of $6 million was primarily due to the improvement in the accounts receivable days sales outstanding from 56 days at March 31, 2003 to 54 days at March 31, 2004. During the prior fiscal year, an increase in accounts receivable created a $10 million use in cash from operating activities. Because the fiscal year 2004 revenue increase was less than the fiscal year 2003 revenue increase and the days sales outstanding decreased, accounts receivable, excluding the accounts receivable acquired in the ScanOne acquisition decreased from fiscal 2003 to fiscal 2004.
Operating Cash Flows
2005 Compared to 2004
     Net cash provided by operating activities decreased from $28 million in fiscal 2004 to $26 million in fiscal 2005. The decrease in cash provided by operations was primarily due to the decrease in net income from $16 million in fiscal 2004 to $10 million in fiscal 2005. This decrease in cash provided by operating activities due to the decrease in net income was partially offset by decrease of $1 million in prepaid expenses and taxes along with a $2 million increase in accounts and taxes payable.
Investing Activities
2004 Compared to 2003
     Net cash flow used in investing activities was $17 million both fiscal 2003 and fiscal 2004 in both business acquisitions and property additions. The Company paid $4 million for acquired businesses in fiscal 2004 compared to $3 million in fiscal 2003. Purchases of property and equipment decreased from $14 million in fiscal 2003 to $13 million in fiscal 2004 partially due to the reduction in the growth in the Company’s revenues.
Investing Activities
2005 Compared to 2004
     Net cash flow used in investing activities decreased from $17 million in fiscal 2004 to $12 million in fiscal 2005. This reduction was due primarily to the reduction in the amount paid for business acquisitions from $4 million in fiscal 2004 to $80,000 in fiscal 2005. Purchases of property and equipment decreased from $13 million in fiscal 2004 to $11.5 million in fiscal 2005 partially due to the reduction in the Company’s business volume. The Company expects future expenditures for property and equipment to increase if revenues increase.
Financing Activities
2004 Compared to 2003
     Net cash flow used in financing activities was $12 million in fiscal 2003 compared to $8 million in fiscal 2004. The decrease in cash flow used in financing activities was primarily due to a decrease in the amount spent by the Company to repurchase its common stock from $15 million in fiscal 2003 to $12 million in fiscal 2004. The Company repurchased 461,527 shares in fiscal 2003 and 342,121 shares in fiscal 2004.
Financing Activities
2005 Compared to 2004
     Net cash flow used in financing activities increased from $8 million in 2004 to $14 million in 2005. The increase in cash flow used in financing activities was primarily due to the increased amount spent to repurchase of the Company’s common stock. In fiscal 2004, the Company purchased $12 million worth of common stock (342,121 shares, at an average price of $35.53 per share). In fiscal 2005, the Company purchased $17 million in common stock (691,720 shares, at an average price of $24.86 per share). Cash proceeds from the exercise of stock options decreased from $3 million in fiscal 2004 to $2 million in fiscal 2005. If the Company continues to generate cash flow from operating, investing, and financing activities, the Company may continue to repurchase its common shares on the open market or identify other businesses to acquire.
Contractual Obligations
     The following table set forth our contractual obligations at March 31, 2005, which are future minimum lease payments due under noncancelable operating leases:

	Total	2006	2007 - 2008	2009 - 2010	After 2010
Operating Leases	$37,758,000	$10,733,000	$17,350,000	$8,101,000	$1,574,000

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
     Allowance for Uncollectible Accounts: The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customers’ current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. No one customer accounted for 10% or more of accounts receivable at any of the fiscal years ended March 31, 2003, 2004, and 2005.
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
     When we determine that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, impairments are recognized when the expected future undiscounted cash flows derived from such assets are less than their carrying value, except for investments. We generally measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. A loss in the value of an investment will be recognized when it is determined that the decline in value is other than temporary. No impairment of long-lived assets has been recognized in the financial statements.
     Accrual for Self-insurance Costs: The Company self-insures for the group medical costs and workers’ compensation costs of its employees. The Company purchases stop loss insurance for large claims. Management believes that the self-insurance reserves are appropriate; however, actual claims costs may differ from the original estimates requiring adjustments to the reserves. The Company determines its estimated self-insurance reserves based upon historical trends along with outstanding claims information provided by its claims paying agents.
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
Recently Issued Accounting Standards
     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS No. 123(R)), which amends FASB Statement Nos. 123 and 95. FAS No. 123(R) requiring all companies to measure compensation expense for all share-based payments (including employee stock options) at fair value and recognize the expense over the related service period. Additionally, excess tax benefits, as defined in FAS No. 123(R), will be recognized as an addition to paid-in capital and will be reclassified from operating cash flows to financing cash flows in the Consolidated Statements of Cash Flows. In April 2005, the effective date of FAS No. 123(R) was delayed for the Company until the quarter ending June 30, 2006. We are currently evaluating the effect that FAS No. 123(R) will have on our financial position, results of operations and operating cash flows.
     In March 2004, the FASB issued EITF Issue No. 03-1 (EITF 03-1), “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” EITF 03-1 includes new guidance for evaluating and recording impairment losses on certain debt and equity investments when the fair value of the investment security is less than its carrying value. In September 2004, the FASB delayed the effective date for the measurement and recognition provisions until the issuance of additional implementation guidance. The delay does not suspend the requirement to recognize impairment losses as required by existing authoritative literature. We will evaluate the impact of this new accounting standard on our process for determining other-than-temporary impairments of applicable debt and equity securities upon final issuance.

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
CorVel Corporation
We have audited the accompanying consolidated balance sheets of CorVel Corporation (the Company) as of March 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CorVel Corporation as of March 31, 2005 and 2004, and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended March 31, 2005 in conformity with accounting principles generally accepted in the United States of America.
Our audit was conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The accompanying Schedule II for each of the three years in the period ended March 31, 2005 of CorVel Corporation is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.
Additionally, we were engaged to audit, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of CorVel Corporation’s internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Since management was unable to complete its assessment of internal control over financial reporting as of March 31, 2005, and we were unable to apply other procedures to satisfy ourselves as to the effectiveness of the Company’s internal control over financial reporting, the scope of our work was not sufficient to enable us to express, and we did not express, an opinion on either management’s assessment or on the effectiveness of the Company’s internal control over financial reporting in our report dated July 15, 2005.
/s/ GRANT THORNTON LLP
Portland, Oregon
July 15, 2005

CORVEL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended March 31,
	2003	2004	2005
REVENUES	$282,776,000	$305,279,000	$291,000,000

Cost of revenues	230,947,000	253,846,000	246,341,000

Gross profit	51,829,000	51,433,000	44,659,000

General and administrative	25,081,000	26,067,000	28,144,000

Income before income tax provision	26,748,000	25,366,000	16,515,000

Income tax provision	10,164,000	9,353,000	6,358,000

NET INCOME	$16,584,000	$16,013,000	$10,157,000

Net income per share:

Basic	$1.54	$1.51	$0.97

Diluted	$1.50	$1.48	$0.97

Weighted average shares outstanding:

Basic	10,735,000	10,585,000	10,419,000

Diluted	11,057,000	10,838,000	10,520,000
See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,
	2004	2005
ASSETS

Current Assets
Cash and cash equivalents	$8,641,000	$8,945,000
Accounts receivable (less allowance for doubtful accounts of $3,470,000 in 2004 and $3,487,000 in 2005)	45,538,000	45,611,000
Prepaid expenses and taxes	5,363,000	3,891,000
Deferred income taxes	4,316,000	4,152,000

Total current assets	63,858,000	62,599,000

Property and equipment, net	29,387,000	29,649,000
Goodwill	12,562,000	12,642,000
Other assets	504,000	403,000

	$106,311,000	$105,293,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts and taxes payable	$10,765,000	$12,293,000
Accrued liabilities	11,847,000	11,059,000

Total current liabilities	22,612,000	23,352,000

Deferred income taxes	6,077,000	7,700,000
Commitments and Contingencies (Note H)	—	—

Stockholders’ Equity

Common Stock, $.0001 par value: 20,000,000 shares authorized; 16,163,104 (10,589,676, net of Treasury shares) and 16,338,332 shares (10,073,184, net of the Treasury shares) issued and outstanding in 2004 and 2005, respectively	2,000	2,000
Paid-in Capital	54,008,000	57,670,000
Treasury Stock, at cost (5,573,428 shares in 2004 and 6,265,148 shares in 2005)	(96,281,000)	(113,481,000)
Retained Earnings	119,893,000	130,050,000

Total stockholders’ equity	77,622,000	74,241,000

	$106,311,000	$105,293,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended March 31, 2003, 2004, and 2005

							Total
	Common	Stock	Paid-In-	Treasury	Treasury	Retained	Shareholders’
	Shares	Amount	Capital	Shares	Stock	Earnings	Equity
Balance — March 31, 2002	15,617,381	$2,000	$42,825,000	(4,769,780)	$(69,140,000)	$87,296,000	$60,983,000

Stock issued under employee stock purchase plan	37,147		952,000				952,000
Stock issued under stock option plan, net of shares repurchased	203,148		2,423,000				2,423,000
Income tax benefits from stock option exercises			1,265,000				1,265,000
Purchase of treasury stock				(461,527)	(14,987,000)		(14,987,000)
Net income						16,584,000	16,584,000

Balance — March 31, 2003	15,857,676	2,000	47,465,000	(5,231,307)	(84,127,000)	103,880,000	67,220,000

Stock issued under employee stock purchase plan	39,295		1,143,000				1,143,000
Stock issued under stock option plan, net of shares repurchased	266,133		3,365,000				3,365,000
Income tax benefits from stock option exercises			2,035,000				2,035,000
Purchase of treasury stock				(342,121)	(12,154,000)		(12,154,000)
Net income						16,013,000	16,013,000

Balance — March 31, 2004	16,163,104	2,000	54,008,000	(5,573,428)	(96,281,000)	119,893,000	77,622,000

Stock issued under employee stock purchase plan	48,883		1,043,000				1,043,000
Stock issued under stock option plan, net of shares repurchased	126,345		1,746,000				1,746,000
Income tax benefits from stock option exercises			873,000				873,000
Purchase of treasury stock				(691,720)	(17,200,000)		(17,200,000)
Net income						10,157,000	10,157,000

Balance — March 31, 2005	16,338,332	$2,000	$57,670,000	(6,265,148)	$(113,481,000)	$130,050,000	$74,241,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2003	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$16,584,000	$16,013,000	$10,157,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,339,000	9,958,000	11,085,000
Loss on write down or disposal of property or capitalized software	1,500,000	—	238,000

Provision for doubtful accounts	1,352,000	2,100,000	2,355,000

Tax benefits from stock option exercises	1,265,000	2,035,000	873,000

Deferred income taxes	999,000	1,323,000	1,787,000
Changes in operating assets and liabilities:
Accounts receivable	(11,130,000)	(1,941,000)	(2,428,000)
Prepaid expenses and taxes	(3,431,000)	(536,000)	1,472,000
Accounts and taxes payable	2,800,000	789,000	1,528,000
Accrued liabilities	1,553,000	(1,975,000)	(788,000)
Other assets	1,417,000	(42,000)	76,000

Net cash provided by operating activities	22,248,000	27,724,000	26,355,000

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of business, net of cash acquired	(3,395,000)	(4,228,000)	(80,000)
Purchases of property and equipment	(13,929,000)	(13,122,000)	(11,560,000)

Net cash used in investing activities	(17,324,000)	(17,350,000)	(11,640,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from employee stock purchase plan	952,000	1,143,000	1,043,000
Proceeds from exercise of stock options	2,423,000	3,365,000	1,746,000
Purchase of treasury stock	(14,987,000)	(12,154,000)	(17,200,000)

Net cash used in financing activities	(11,612,000)	(7,646,000)	(14,411,000)

Net increase (decrease) in cash and cash equivalents	(6,688,000)	2,728,000	304,000
Cash and cash equivalents at beginning of year	12,601,000	5,913,000	8,641,000

CASH AND CASH EQUIVALENTS AT END OF YEAR	$5,913,000	$8,641,000	$8,945,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
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
     Use of Estimates: The preparation of financial statements in conforming with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. Actual results could differ from those estimates. Significant estimates include the allowance for doubtful accounts, accrual for bonuses, and accruals for self-insurance reserves.
     Cash and Cash Equivalents: Cash and cash equivalents consists of short-term highly-liquid investments with maturities of 90 days or less when purchased. The carrying amounts of the Company’s financial instruments approximate their fair values at March 31, 2004 and 2005.
     Revenue Recognition: The Company’s revenues are recognized primarily as services are rendered based on time and expenses incurred. A certain portion of the Company’s revenues are derived from fee schedule auditing which is based on the number of provider charges audited and, to a limited extent, on a percentage of savings achieved for the Company’s clients.
     Accounts Receivable: The majority of the Company’s accounts receivable are due from companies in the property and casualty insurance industries. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Accounts receivable includes $3,145,000 and $3,561,000 of unbilled receivables at March 31, 2004 and 2005, respectively. Unbilled receivables represent the revenue for the work performed for which the billing milestone has not occurred. Unbilled receivables are generally invoiced within the following month. No one customer accounted for 10% or more of accounts receivable at any of the fiscal years ended March 31, 2004, and 2005.
     Property and Equipment: Additions to property and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line and accelerated methods over the estimated useful lives of the related assets, which range from three to seven years.
     The Company capitalized software development costs intended for internal use. The Company accounts for internally developed software costs in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Capitalized software development costs, intended for internal use, totaled $10,306,000 (net of $14,644,000 in accumulated amortization) and $9,956,000, (net of $18,124,000 in accumulated amortization) as of March 31, 2004 and 2005, respectively. These costs are included in computer software in property and equipment and are amortized over a period of five years.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note A — Summary of Significant Accounting Policies (continued)
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
     Goodwill: Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, became effective beginning in 2003, and, provides that goodwill, as well as identifiable intangible assets with indefinite lives, should not be amortized. Accordingly, with the adoption of SFAS 142 on April 1, 2002, the Company discontinued the amortization of goodwill and indefinite-lived intangibles. In addition, useful lives of intangible assets with finite lives were reevaluated on adoption of SFAS 142. Impairments are recognized when the expected future undiscounted cash flows derived from such assets are less than their carrying value. We measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. A loss in the value of an investment will be recognized when it is determined that the decline in value is other than temporary. No impairment of long-lived assets has been recognized in the financial statements. Goodwill amounted to $12,562,000 (net of accumulated amortization of $2,047,000) at March 31, 2004 and $12,642,000 (net of accumulated amortization of $2,047,000) at March 31, 2005.
     Concentrations of Credit Risk: The Company performs periodic credit evaluations of its customers’ financial condition and does not require collateral. No single customer accounted for more than 10% of accounts receivable in 2004 or 2005. Receivables are generally due within 30 days. Credit losses relating to customers in the workers’ compensation insurance industry consistently have been within management’s expectations.
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

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note A — Summary of Significant Accounting Policies (continued)
     Stock Based Compensation Plans: The Company has a stock-based employee compensation plan, which is described more fully in Note E. The Company applies the intrinsic value method provided by APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations to account for its plans. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, using the assumptions shown below, to its stock-based employee plans.

	2003	2004	2005
Net income as reported	$16,584,000	$16,013,000	$10,157,000
Deduct: Stock-based employee compensation cost, net of taxes	881,000	861,000	826,000

Pro forma net income	$15,703,000	$15,152,000	$9,331,000

Earnings per share — basic
As reported	$1.54	$1.51	$0.97
Pro forma	$1.46	$1.43	$0.90
Earnings per share — diluted
As reported	$1.50	$1.48	$0.97
Pro forma	$1.42	$1.40	$0.89
     The weighted average fair values at date of grant for options granted during fiscal 2003, 2004, and 2005 were $7.77, $9.77, and $7.49, respectively.
     The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for fiscal years ending March 31:

	2003	2004	2005
Expected volatility	.30	.33	.38
Risk free interest rate	2.4%	3.9%	3.4%
Dividend yield	0.0%	0.0%	0.0%
Weighted average option life	4.6 years	4.6 years	4.7 years
     Reclassifications: Certain amounts in the 2003 and 2004 consolidated financial statements and notes to the consolidated financial statements have been reclassified to conform to the 2005 presentation. The reclassifications have no effect on total revenues, total expenses, net income or stockholders’ equity, as previously reported.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note A — Summary of Significant Accounting Policies (continued)
     Recently Issued Accounting Pronouncements: In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS No. 123(R)), which amends FASB Statement Nos. 123 and 95. FAS No. 123(R) requires all companies to measure compensation expense for all share-based payments (including employee stock options) at fair value and recognize the expense over the related service period. Additionally, excess tax benefits, as defined in FAS No. 123(R), will be recognized as an addition to paid-in capital and will be reclassified from operating cash flows to financing cash flows in the Consolidated Statements of Cash Flows. In April 2005, the effective date of FAS No. 123(R) was delayed until the quarter ending June 2006. We are currently evaluating the effect that FAS No. 123(R) will have on our financial position, results of operations and operating cash flows. We have included information regarding the effect on net earnings and net earnings per common share had we applied the fair value expense recognition provisions of the original FAS No. 123 within Note A above.
     In March 2004, the FASB issued EITF Issue No. 03-1 (EITF 03-1), “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” EITF 03-1 includes new guidance for evaluating and recording impairment losses on certain debt and equity investments when the fair value of the investment security is less than its carrying value. In September 2004, the FASB delayed the effective date for the measurement and recognition provisions until the issuance of additional implementation guidance. The delay does not suspend the requirement to recognize impairment losses as required by existing authoritative literature. We will evaluate the impact of this new accounting standard in the Company’s process for determining other-than-temporary impairments of applicable debt and equity securities upon final issuance.
Note B — Property and Equipment
     Property and equipment consists of the following at March 31:

	2004	2005
Office equipment and computers	$39,916,000	$41,190,000
Computer software	30,836,000	34,585,000
Leasehold improvements	3,161,000	3,702,000

	73,913,000	79,477,000
Less: accumulated depreciation and amortization	44,526,000	49,828,000

	$29,387,000	$29,649,000

Note C — Accrued Liabilities
     Accrued liabilities consist of the following at March 31:

	2004	2005
Payroll and related benefits	$7,061,000	$7,038,000
Self-insurance accruals	3,624,000	3,239,000
Other	1,162,000	782,000

	$11,847,000	$11,059,000

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note D — Income Taxes
     The income tax provision consists of the following for the three years ended March 31:

	2003	2004	2005
Current — Federal	$8,255,000	$7,548,000	$4,155,000
Current — State	910,000	482,000	416,000

Subtotal	9,165,000	8,030,000	4,571,000

Deferred — Federal	900,000	1,208,000	1,624,000
Deferred — State	99,000	115,000	163,000

Subtotal	999,000	1,323,000	1,787,000

	$10,164,000	$9,353,000	$6,358,000

     The following is a reconciliation of the income tax provision from the statutory federal income tax rate to the effective rate for the three years ended March 31:

	2003	2004	2005
Income taxes at federal statutory rate	$9,362,000	$8,878,000	$5,780,000
State income taxes, net of federal benefit	1,008,000	809,000	662,000
Other	(206,000)	(334,000)	(84,000)

	$10,164,000	$9,353,000	$6,358,000

     Income taxes paid totaled $8,812,000, $6,455,000 and $2,711,000 for the years ended March 31, 2003, 2004, and 2005, respectively.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note D — Income Taxes (continued)
     Deferred taxes at March 31, 2004 and 2005 are:

	2004	2005
Deferred tax assets:
Accrued liabilities not currently deductible	$2,985,000	$2,781,000
Allowance for doubtful accounts	1,319,000	1,342,000
Other	12,000	29,000

Deferred assets	4,316,000	4,152,000
Deferred tax liabilities:
Excess of book over tax basis of fixed assets	(5,363,000)	(6,758,000)
Other	(714,000)	(942,000)

Deferred liabilities	(6,077,000)	(7,700,000)

Net deferred tax liability	$(1,761,000)	$(3,548,000)

     Prepaid expenses and taxes includes $2,462,000 and $1,225,000 at March 31, 2004 and March 31, 2005, respectively, for income taxes due in the first quarter of the succeeding fiscal year.
Note E — Stock Options
     Under the Company’s Restated 1988 Executive Stock Option Plan, (“the Plan”) as amended, options for up to 5,955,000 shares (adjusted for the two-for-one stock split in the form of a dividend in May 1999 and the three-for-two stock split in the form of the dividend in August 2001) of the Company’s common stock may be granted to key employees, non-employee directors and consultants at prices not less than 85% of the fair value of the stock at the date of grant as determined by the Board. Options granted under the Plan may be either incentive stock options or non-statutory stock options and options granted vest 25% one year from date of grant and the remaining 75% vests ratably each month for the next 36 months. The options expire at the end of five years from date of grant. There are 667,134 options available for grant at March 31, 2005.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note E — Stock Options (continued)
     Summarized information for all stock options for the past three fiscal year follows:

	2003	2004	2005
Options outstanding at the beginning of the year	1,218,088	1,197,747	994,475
Options granted	198,600	138,871	145,750
Options exercised	(204,955)	(277,240)	(132,456)
Options forfeited	(13,986)	(64,903)	(37,882)

Options outstanding at the end of the year	1,197,747	994,475	969,887

During the year, weighted average price of:

Options granted	$32.63	$34.63	$23.40
Options exercised	$12.24	$13.55	$14.80
Options forfeited	$22.37	$14.75	$31.88

At the end of the year:

Price range of outstanding options	$5.67 - $33.91	$6.13 - $38.74	$8.50-$38.74
Weighted average price per share	$20.20	$24.42	$25.29
Options available for future grants	805,703	731,735	632,867
Exercisable options	634,493	585,529	640,351
     The weighted average exercise price for exercisable options at March 31, 2003, 2004, and 2005, was $12.87, $20.47 and $23.57, respectively.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note E — Stock Options (continued)
     The following table summarizes the status of stock options outstanding and exercisable at March 31, 2005:

		Weighted	Outstanding	Exercisable	Exercisable
		Average	Options —	Options —	Options —
	Number of	Remaining	Weighted	Number of	Weighted
Range of	Outstanding	Contractual	Average	Exercisable	Average
Exercise Prices	Options	Life	Exercise Price	Options	Exercise Price
$8.50 to $18.99	252,828	1.42	$15.68	252,828	$15.68
20.20 to 25.71	279,074	3.13	23.54	160,838	24.19
26.00 to 32.99	233,264	3.25	29.45	125,921	29.97
33.00 to 38.74	204,721	3.37	34.80	100,764	34.35

Total	969,887	2.76	$25.29	640,351	$23.57

Note F — Employee Stock Purchase Plan
     The Company maintains an Employee Stock Purchase Plan which allows employees of the Company and its subsidiaries to purchase shares of common stock on the last day of two six-month purchase periods (i.e. March 31 and September 30) at a purchase price which is 85% of the closing sale price of shares as quoted on NASDAQ on the first or last day of such purchase period, whichever is lower. Employees are allowed to participate up to 20% of their gross pay. A maximum of 750,000 shares has been authorized for issuance under the plan, as amended. As of March 31, 2005, 715,733 shares had been issued pursuant to the plan. Summarized plan information is as follows:

	2003	2004	2005
Employee contributions	$952,000	$1,143,000	$1,043,000
Shares acquired	37,147	39,295	48,883
Average purchase price	$25.63	$29.09	$21.34

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note G — Treasury Stock and Subsequent Event
     During fiscals 2003, 2004, and 2005, the Company continued to repurchase shares of its common stock under a plan originally approved by the Company’s Board of Directors in 1996. Including an expansion authorized in March 2005, the total number of shares authorized to be repurchased has now been increased to 7,100,000 shares. Purchases may be made from time to time depending on market conditions and other relevant factors. The share repurchases for fiscal years ending March 31, 2003, 2004 and 2005 are as follows:

	2003	2004	2005	Cumulative
Shares repurchased	461,527	342,121	691,720	6,265,148
Cost	$14,987,000	$12,154,000	$17,200,000	$113,481,000
Average price	$32.47	$35.53	$24.86	$18.11
     Effective March 15, 2005, the Company entered into a SEC Rule 10b5-1 repurchase program with a broker that allowed open-market purchases of 200,000 shares of the Company’s common stock through traditional blackout periods. The 10b5-1 repurchase program terminated on May 12, 2005, upon completion of the purchase of 200,000 shares of the Company’s common stock.
     The repurchased shares were recorded as treasury stock, at cost, and are available for general corporate purposes. The repurchases were financed from cash generated from operations.
Note H — Commitments and Contingencies
     The Company leases office facilities under noncancelable operating leases. Future minimum rental commitments under operating leases at March 31, 2005 are $10,733,000 in fiscal 2006, $9,486,000 in fiscal 2007, $7,864,000 in fiscal 2008, $5,336,000 in fiscal 2009, $2,765,000 in fiscal 2010, and $1,574,000 thereafter. Total rental expense of $10,368,000, $11,365,000 and $12,379,000 was charged to operations for the years ended March 31, 2003, 2004, and 2005, respectively. The cost of leasehold improvements are capitalized as incurred and amortized over the life of the lease.
     The Company is involved in litigation arising in the normal course of business. The Company believes that resolution of these matters will not result in any payment that, in the aggregate, would be material to the financial position or results of the operations of the Company.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note I — Savings Plan
     The Company maintains a retirement savings plan for its employees, which is a qualified plan under Section 401(k) of the Internal Revenue Code. Full-time employees that meet certain requirements are eligible to participate in the plan. Contributions are made annually, primarily at the discretion of the Company’s Board of Directors. Contributions of $283,000 and $150,000 were charged to operations for the years ended March 31, 2003 and 2004, respectively. There was no employer contribution for the fiscal year ended March 31, 2005.
Note J — Business Combinations
     In May 2002, the Company acquired the assets of AnciCare, PPO, Inc., a Florida-based national provider of diagnostic imaging services. The Company paid approximately $3.5 million and recorded approximately $3.3 million for goodwill. If the results of the AnciCare operations attain certain revenue during each of the three years after the date of acquisition, the Company will pay an additional amount for the purchase, which is expected to be funded from future earnings of the Company. Any additional amounts paid will increase the goodwill related to the acquisition. No amounts were paid for attaining certain revenue targets for each of the first three years after the acquisition. There is no remaining exposure relating to these revenue targets which were part of the original acquisition.
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
Note L — Line of Credit
     In April 2003, the Company entered into a credit agreement with a financial institution to provide borrowing capacity of up to $5 million. In March 2005, the Company’s Board of Directors authorized an increase in the credit agreement by $5 million, to $10 million. This agreement expires in April 2006. Borrowings under this agreement bear interest, at the Company’s option, at a fluctuating LIBOR-based rate plus 1.25% or at the financial institution’s prime lending rate. There were no borrowings under the line of credit at March 31, 2004 or March 31, 2005. The loan covenants require the Company to maintain a quick ratio of at least 2:1, a tangible net equity of at least $45 million, and have positive net income. The Company was in compliance with these covenants at March 31, 2005.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note M — Quarterly Results (Unaudited)
     The following is a summary of unaudited results of operations for the two years ended March 31, 2004 and 2005:

				Net Income	Net Income
				per Basic	per Diluted
				Common	Common
	Revenues	Gross Margin	Net Income	Share	Share
Fiscal Year Ended March 31, 2004:

First Quarter	$75,912,000	$13,608,000	$4,357,000	$.41	$.40
Second Quarter	76,978,000	13,430,000	4,458,000	.42	.41
Third Quarter	75,631,000	12,638,000	4,082,000	.38	.38
Fourth Quarter	76,758,000	11,757,000	3,116,000	.29	.29

Fiscal Year Ended March 31, 2005:

First Quarter	$76,256,000	$12,909,000	$3,411,000	$.32	$.32
Second Quarter	72,156,000	11,694,000	3,037,000	.29	.29
Third Quarter	69,788,000	8,904,000	1,261,000	.12	.12
Fourth Quarter	72,800,000	11,152,000	2,448,000	.24	.24
Note N — Segment Reporting
     The Company derives the majority of its revenues from providing patient management and network solutions services to payors of workers’ compensation benefits, auto insurance claims and health insurance benefits. Patient management services include utilization review, medical case management, and vocational rehabilitation. Network solutions revenues include fee schedule auditing, hospital bill auditing, independent medical examinations, diagnostic imaging review services and preferred provider referral services. In the prior fiscal years, the Company included the revenue from utilization review with network solutions revenues. The revenue mix percentages shown below have been adjusted to include utilization review with the patient management services revenue. The percentages of revenues attributable to patient management and network solutions services for the fiscal years ended March 31, 2003, 2004, and 2005 are listed below.

	2003	2004	2005
Patient management services	49.2%	45.2%	44.4%
Network solutions services	50.8%	54.8%	55.6%

	100.0%	100.0%	100.0%

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note N — Segment Reporting (continued)
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

EXHIBIT INDEX

Exhibit
No.	Title — Method of Filing	Page
3.1	Certificate of Incorporation of the Company — Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 Registration No. 33-40629.

3.2	Bylaws of the Company — Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 Registration No. 33-40629.

10.1*	Nonqualified Stock Option Agreement between V. Gordon Clemons, the Company and North Star together with all amendments and addendums thereto — Incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 Registration No. 33-40629.

10.2*	Supplementary Agreement between V. Gordon Clemons, the Company and North Star — Incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 Registration No. 33-40629.

10.3*	Amendment to Supplementary Agreement between Mr. Clemons, the Company and North Star — Incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1992.

10.4*	Restated 1988 Executive Stock Option Plan, as amended — Incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1995.

10.5*	Form of Notice of Grant of Stock Option Under the Restated 1988 Executive Stock Option Plan — Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994.

10.6*	Form of Stock Option Agreement under the Restated 1988 Executive Stock Option Plan — Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994.

10.7*	Form of Notice of Exercise under the Restated 1988 Executive Stock Option Plan — Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994.

10.8*	Employment Agreement of V. Gordon Clemons — Incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 Registration No. 33-40629.

* — Denotes management contract or compensatory plan or arrangement.

EXHIBIT INDEX (continued)

Exhibit
No.	Title — Method of Filing	Page
10.9*	Restated 1991 Employee Stock Purchase Plan, as amended — Incorporated herein by reference to Exhibit 10.11 in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1995.

10.10	Fidelity Master Plan for Savings and Investments, and amendments — Incorporated herein by reference to Exhibit 10.16 and 10.16A to the Company’s Registration Statement on Form S-1 Registration No. 33-40629.

10.12	Shareholder Rights Plan — Incorporated herein by reference to the Company’s 8-K filed on February 28, 1997.

10.16	Amended Shareholder Rights Plan — Incorporated herein by reference to the Company’s 8-K filed on May 24, 2002.

21.1	Subsidiaries of the Company — Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm — Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. — Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. — Filed herewith.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. — Filed herewith.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. — Filed herewith.

* — Denotes management contract or compensatory plan or arrangement.