Form 10-Q
period 2005-06-30
CORVEL CORP
filed 2005-08-15
CIK 874866

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2005
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
YES   ☑     NO   ☐
     The number of shares outstanding of the registrant’s Common Stock, $0.0001 Par Value, as of June 30, 2005 was 9,908,745.

CORVEL CORPORATION

Part I — Financial Information
Item 1. Financial Statements
CORVEL CORPORATION
CONSOLIDATED BALANCE SHEETS – (Unaudited)

	March 31, 2005	June 30, 2005
Assets
Current Assets
Cash and cash equivalents	$8,945,000	$9,970,000
Accounts receivable, net	45,611,000	43,916,000
Prepaid taxes and expenses	3,891,000	2,965,000
Deferred income taxes	4,152,000	4,451,000

Total current assets	62,599,000	61,302,000

Property and equipment, net	29,649,000	30,110,000

Goodwill and other assets	13,045,000	13,028,000

TOTAL ASSETS	$105,293,000	$104,440,000

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts and taxes payable	$12,293,000	$14,552,000
Accrued liabilities	11,059,000	9,782,000

Total current liabilities	23,352,000	24,334,000

Deferred income taxes	7,700,000	7,185,000

Commitments and contingencies	—	—

Stockholders’ Equity
Common stock, $.0001 par value: 20,000,000 shares authorized; 16,338,332 shares (10,073,184, net of Treasury shares) and 16,434,062 shares (9,908,745, net of Treasury shares) issued and outstanding at March 31, 2005 and June 30, 2005, respectively	2,000	2,000

Paid-in-capital	57,670,000	59,752,000

Treasury Stock, (6,265,148 shares at March 31, 2005 and 6,525,317 shares at June 30, 2005)	(113,481,000)	(119,693,000)

Retained earnings
Total stockholders’ equity	130,050,000	132,860,000

	74,241,000	72,921,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$105,293,000	$104,440,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
CONSOLIDATED INCOME STATEMENTS – UNAUDITED

	Three months ended June 30,
	2004	2005
REVENUES	$76,256,000	$70,667,000

Cost of revenues	63,347,000	58,663,000

Gross profit	12,909,000	12,004,000

General and administrative expenses	7,363,000	7,434,000

Income before income tax provision	5,546,000	4,570,000

Income tax provision	2,135,000	1,760,000

NET INCOME	$3,411,000	$2,810,000

Net income per common and common equivalent share
Basic	$.32	$.28

Diluted	$.32	$.28

Weighted average common and common equivalent shares
Basic	10,582,000	9,960,000

Diluted	10,704,000	10,020,000
See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Three months ended June 30,
	2004	2005
Cash flows from Operating Activities
NET INCOME	$3,411,000	$2,810,000

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	2,789,000	2,855,000
Loss on disposal of assets	—	12,000
Tax benefits from stock options exercised	122,000	270,000
Provision (benefit) for deferred income taxes	690,000	(814,000)

Changes in operating assets and liabilities
Accounts receivable	1,071,000	1,695,000
Prepaid taxes and expenses	2,530,000	926,000
Accounts and taxes payable	(359,000)	2,259,000
Accrued liabilities	(1,413,000)	(1,277,000)
Other assets	(8,000)	11,000

Net cash provided by operating activities	8,833,000	8,747,000

Cash Flows from Investing Activities
Additions to property and equipment	(3,416,000)	(3,322,000)

Net cash used in investing activities	(3,416,000)	(3,322,000)

Cash Flows from Financing Activities
Purchase of treasury stock	(1,955,000)	(6,212,000)
Exercise of common stock options	234,000	1,812,000

Net cash used in financing activities	(1,721,000)	(4,400,000)

Increase in cash and cash equivalents	3,696,000	1,025,000
Cash and cash equivalents at beginning	8,641,000	8,945,000

Cash and cash equivalents at end	$12,337,000	$9,970,000

Supplemental Cash Flow Information:
Income taxes paid	$58,000	$14,000
Interest paid	1,000	1,000
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005 (Unaudited)
Note A — Basis of Presentation and Summary of Significant Accounting Policies
     The unaudited financial statements herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying interim financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited financial statements for the latest fiscal year ended March 31, 2005.
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending March 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended March 31, 2005 included in the Company’s Annual Report on Form 10-K.
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
     Cash and Cash Equivalents: Cash and cash equivalents consists of short-term highly-liquid investments with maturities of 90 days or less when purchased. The carrying amounts of the Company’s financial instruments approximate their fair values at March 31, 2005 and June 30, 2005.
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

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note A — Basis of Presentation and Summary of Significant Accounting Policies (continued)
     Property and Equipment: Additions to property and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line and accelerated methods over the estimated useful lives of the related assets, which range from three to seven years.
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

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note A — Basis of Presentation and Summary of Significant Accounting Policies (continued)
     Business Enterprise Segments: The Company operates in one reportable operating segment, managed care. The Company’s services are delivered to its customers through its local offices in each region and financial information for the Company’s operations follows this service delivery model. All regions provide the Company’s patient management and network solutions services. Statement of Financial Accounting Standards, or SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for the way that public business enterprises report information about operating segments in annual consolidated financial statements. The Company’s internal financial reporting is segmented geographically and managed on a geographic rather than service line basis, with virtually all of the Company’s operating revenue generated within the United States. Under SFAS 131, two or more operating segments may be aggregated into a single operating segment for financial reporting purposes if aggregation is consistent with the objective and basic principles of SFAS 131, if the segments have similar economic characteristics, and if the segments are similar in each of the following areas: 1) the nature of products and services; 2) the nature of the production processes; 3) the type or class of customer for their products and services; and 4) the methods used to distribute their products or provide their services. Each of the Company’s regions meet these criteria as they provide the similar services to similar customers using similar methods of production and similar methods to distribute their services. Because the Company meets each of the criteria set forth above and each of our regions have similar economic characteristics, the Company aggregated the results of operations in one reportable operating segment.
     Stock-Based Compensation: SFAS 123, “Accounting for Stock-Based Compensation,” amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” encourages companies to measure compensation cost of stock-based awards based on their estimated fair value at the date of grant and recognize that amount over the related service period. As permitted by SFAS 148, we apply the existing accounting rules under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. In general, as the exercise price of all options granted under these plans is equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation cost is recognized in net income.
     On December 16, 2004, the FASB issued the final statement on “Accounting for Share-Based Payments” (FASB 123(R)) to be effective for certain public entities as of the first interim reporting period that begins after June 15, 2005. On April 14, 2005, the Securities and Exchange Commission amended the implementation date to the interim reporting period commencing for the Company in the quarter ending June 30, 2006. This statement replaces FASB 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion 25, “Accounting for Stock Issued to Employees”. Instead of disclosing the effect of stock options in a footnote to the financial statements, this statement will require that compensation cost relating to share-based payment transactions be recognized in the financial statements and that cost will be measured on the fair value of the equity instruments issued. Prior to the effective date of FASB 123(R), the Company has elected to continue to provide the disclosures set forth in SFAS 123, as amended by FASB 148.
     As required by SFAS 123, as amended by SFAS 148, we provide pro forma net income and pro forma net income per common share disclosures for stock-based awards as if the fair-value-based method defined in SFAS 123 had been applied. Had we determined compensation cost based on the fair value at the grant date for our stock options under FASB No. 123, our net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	2004	2005
Net income	$3,411,000	$2,810,000
Deduct: Stock-based employee compensation cost, net of taxes	(219,000)	(183,000)

Pro forma net income	$3,192,000	$2,627,000

Net Income per share — basic
As reported	$0.32	$0.28
Pro forma	$0.30	$0.26

Net Income per share — diluted
As reported	$0.32	$0.28
Pro forma	$0.30	$0.26
     The weighted average fair values at date of grant for options granted during the quarters ended June 30, 2004 and 2005, were $8.33 and $6.34, respectively. The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for the valuations for the quarters ended June 30:

	June 30, 2004	June 30, 2005
Expected volatility	.38	.37
Risk free interest rate	3.6%	3.8%
Dividend yield	0.0%	0.0%
Weighted average option life	4.7 years	4.7 years

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note B — Treasury Stock
     The Company’s Board of Directors approved the commencement of a share repurchase program in the fall of 1996. In March 2005, the Company’s Board of Directors approved a 1,000,000 share expansion to its existing stock repurchase plan, increasing the total number of shares approved for repurchase to 7,100,000 shares from 6,100,000 shares. Since the commencement of the share repurchase program, the Company has spent $120 million to repurchase 6,525,317 shares of its common stock, equal to 40% of the outstanding common stock had there been no repurchases. The average price of these repurchases is $18.34 per share. During the quarter ended June 30, 2005, the Company repurchased 260,169 shares for $6.2 million or $23.88 per share. These purchases have been funded primarily from the net earnings of the Company, along with the proceeds from the exercise of common stock options, the employee stock purchase plan and related income tax benefits from the exercise of these options. CorVel has 9,908,745 shares of common stock outstanding as of June 30, 2005, after reduction for the 6,525,317 shares in treasury.
Note C — Weighted Average Shares and Net Income Per Share
     Weighted average basic common and common equivalent shares decreased from 10,582,000 for the quarter ended June 30, 2004 to 9,960,000 for the quarter ended June 30, 2005. Weighted average diluted common and common equivalent shares decreased from 10,704,000 for the quarter ended June 30, 2004 to 10,020,000 for the quarter ended June 30, 2005. The net decrease in both of these weighted share calculations is due to the repurchase of common stock as noted above offset by an increase in shares outstanding due to the exercise of stock options in the Company’s employee stock option plan.
     Net income per common and common equivalent shares was computed by dividing net income by the weighted average number of common and common stock equivalents outstanding during the quarter. The calculations of the basic and diluted weighted shares for the three months ended June 30, 2004 and 2005, are as follows:

Basic Income Per Share:	Three months ended June 30,
	2004	2005
Weighted average common shares outstanding	10,582,000	9,960,000

Net Income	$3,411,000	$2,810,000

Net Income per share	$.32	$.28

Diluted Income Per Share:	Three months ended June 30,
	2004	2005
Weighted average common shares outstanding	10,582,000	9,960,000
Net effect of dilutive common stock options	122,000	60,000

Total common and common equivalent shares	10,704,000	10,020,000

Net Income	$3,411,000	$2,810,000

Net Income per share	$.32	$.28

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note D — Shareholder Rights Plan
     During fiscal 1997, the Company’s Board of Directors approved the adoption of a Shareholder Rights Plan. The Rights Plan, which is similar to rights plans adopted by numerous other public companies, provides for a dividend distribution to CorVel stockholders of one preferred stock purchase “Right” for each outstanding share of CorVel’s common stock. The Rights are designed to assure that all stockholders receive fair and equal treatment in the event of any proposed takeover of the company and to encourage a potential acquirer to negotiate with the Board of Directors prior to attempting a takeover. In April 2002, the Board of Directors of the Company approved an amendment to the Company’s existing stockholder rights agreement to extend the expiration date of the rights to February 10, 2012, increase the initial exercise price of each right to $118, and enable Fidelity Management & Research Company and its affiliates to purchase up to 18% of the shares of common stock of the Company without triggering the stockholder rights. The Rights will not be exercisable until the occurrence of certain takeover-related events and an approval from a majority of the board of directors. Each Right converts into a number of shares of common stock which varies based upon the price of the common stock at the time of the event. The issuance of the Rights has no dilutive effect on the Company’s earnings per share.
Note E — Stock Option Plans
     Under the Company’s Restated 1988 Executive Stock Option Plan, (“the Plan”) as amended, options for up to 5,955,000 shares of the Company’s common stock may be granted at prices not less than 85% of the fair value of the Company’s common stock on date of grant, as determined by the Board. Options granted under the Plan may be either incentive stock options or non-statutory stock options, and options granted generally have a maximum life of five years. All options granted in the three months ended June 30, 2004 and 2005 were granted at fair market value and are non-statutory stock options. Summarized information for all stock options for the three months ended June 30, 2004 and 2005 follows:

	Three months ended		Three months ended
	June 30, 2004		June 30, 2005
	Shares	Average Price	Shares	Average Price
Options outstanding, beginning	994,475	$24.42	969,887	$25.29
Options granted	36,750	26.02	33,300	20.25
Options exercised	(18,410)	12.85	(98,815)	17.69
Options cancelled	(8,371)	32.68	(17,989)	27.92

Options outstanding, ending	1,004,444	$24.62	886,383	$25.90

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note E — Stock Option Plans (continued)
     There were no shares issued under the Company’s Employee Stock Purchase Plan during the quarters ended June 30, 2004 and 2005.
Note F — Components of the Balance Sheet (Unaudited)

	March 31, 2005	June 30, 2005
Accounts and taxes payable
Accounts payable	$11,294,000	$11,673,000
Taxes payable	999,000	2,879,000

	$12,293,000	$14,552,000

	March 31, 2005	June 30, 2005
Accrued liabilities
Payroll and related benefits	$7,038,000	$6,149,000
Self-insurance accruals	3,239,000	3,356,000
Other	782,000	277,000

	$11,059,000	$9,782,000

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
Summary of Quarterly Results
     The Company generated revenues of $70.7 million for the quarter ended June 30, 2005, a decrease of $5.6 million or 7.3%, compared to revenues of $76.3 million for the quarter ended June 30, 2004.
     The revenue decrease reflects the more challenging market conditions and there is no guarantee that the Company will either post revenue growth similar to the period from 1991 to 2003 or generate revenue increases. The decrease in the nation’s manufacturing employment levels, which has helped lead to a decline in national workers’ compensation claims, considerable price competition in a flat-to-declining overall market, an increase in competition from both larger and smaller competitors, changes and the potential changes in state workers’ compensation and auto managed care laws which can reduce demand for the Company’s services, have created an environment where revenue and margin growth is more difficult to attain and where revenue growth is less certain than historically experienced. Additionally, the Company’s technology and preferred provider network competes against other companies, some of which have more resources available. Also, some customers may handle their managed care services in-house and may reduce the amount of services which are outsourced to managed care companies such as CorVel Corporation.
     The Company’s cost of revenues decreased by 7.4%, at approximately the same percentage decrease in revenues. Although the gross profit margin remained relatively unchanged, the gross profit decreased by $0.9 million primarily due to the decrease in revenues. The decrease in income before income tax of $1.0 million was due to the decrease in gross profit along with a nominal increase in the general and administrative costs. After the provision for income taxes, the decrease in gross profit resulted in a decrease in net income of $0.6 million from the quarter ended June 30, 2004 to June 30, 2005.

Results of Operations
     The Company derives its revenues from providing patient management and network solutions services to payors of workers’ compensation benefits, auto insurance claims and health insurance benefits. Patient management services include utilization review, medical case management, and vocational rehabilitation. Network solutions revenues include fee schedule auditing, hospital bill auditing, independent medical examinations, diagnostic imaging review services and preferred provider referral services. The percentages of revenues attributable to patient management and network solutions services for the quarters ended June 30, 2004 and June 2005:

	June 30, 2004	June 30, 2005
Patient management services	43.5%	43.5%

Network solutions revenues	56.5%	56.5%
     The following table sets forth, for the periods indicated, the dollars and the percentage of revenues represented by certain items reflected in the Company’s consolidated income statements. The Company’s past operating results are not necessarily indicative of future operating results.

	Quarter Ended	Quarter Ended	Dollar	Percentage
	June 30, 2004	June 30, 2005	Change	Change
Revenue	$76,256,000	$70,667,000	($5,589,000)	-7.3%
Cost of revenues	63,347,000	58,663,000	(4,684,000)	-7.4%

Gross profit	12,909,000	12,004,000	(905,000)	-7.0%

Gross profit percentage	16.9%	17.0%

General and administrative	7,363,000	7,434,000	71,000	1.0%
General and administrative percentage	9.7%	10.5%

Income before income tax provision	5,546,000	4,570,000	(976,000)	-17.6%

Income before income tax provision percentage	7.3%	6.5%

Income tax provision	2,135,000	1,760,000	(375,000)	-17.6%

Net income	$3,411,000	$2,810,000	($601,000)	-17.6%

Weighted Shares
Basic	10,582,000	9,960,000	(622,000)	-5.9%
Diluted	10,704,000	10,020,000	(684,000)	-6.4%

Earnings Per Share
Basic	$0.32	$0.28	($0.04)	-12.5%
Diluted	$0.32	$0.28	($0.04)	-12.5%
Revenues
     As noted above, revenues decreased from $76.3 million for the three months ended June 30, 2004 to $70.7 million for the three months ended June 30, 2005, a decrease of $5.6 million or 7.3%. The continued softness in the national labor market, especially the manufacturing sector of the economy, has caused a reduction in the overall claims volume. Additionally, the competitive environment in the marketplace has made it difficult to generate revenue increases without unit volume increases. Both patient management revenues and network solution revenues decreased approximately 7% from the prior year due to a decrease in the volume of business.

Cost of Revenues
     The Company’s cost of revenues consist of direct expenses, costs directly attributable to the generation of revenue, and field indirect costs which are incurred in the field offices of the Company. Direct costs are primarily case manager salaries, bill review analysts, related payroll taxes and fringe benefits, and costs for IME (independent medical examination) and MRI providers. Most of the Company’s revenues are generated in offices which provide both patient management services and network solutions services. The largest of the field indirect costs are manager salaries and bonus, account executive base pay and commissions, administrative and clerical support, field systems personnel, PPO network developers, related payroll taxes and fringe benefits, office rent, and telephone expense. Approximately 40% of the costs incurred in the field are field indirect costs which support both the patient management services and network solutions operations of the Company’s field operations.
Change in Cost of Revenues
     The Company’s cost of revenues decreased by 7.4% from $63.3 million for the three months ended June 30, 2004 to $58.7 million for the three months ended June 30, 2005, due to the decrease in revenues by 7.3% between these two periods as noted above. Direct salaries in the field decreased from $17.9 million in the three months ended June 30, 2004 to $17.2 million for the three months ended June 30, 2005, a decrease of 4%. Total direct costs, including direct salaries, decreased from $37.1 million for the three months ended June 30, 2004 to $34.4 million for the three months ended June 30, 2005, a decrease of 7%. Additionally, field management salaries decreased from $4.4 million for the three months ended June 30, 2004, to $4.0 million for the three months ended June 30, 2005, a decrease of 10%, and field clerical salaries decreased from $4.9 million in the three months ended June 30, 2004 to $4.3 million for the three months ended June 30, 2005, a decrease of 12%. These reductions in field direct and field indirect salaries are primarily due to the reduction in the Company’s headcount, which was caused by several factors including a decrease in the number of patient management referrals, the scope of work for these referrals, the numbers of bills processed, and a reduction of IME and MRI referrals in network solutions. The cost of revenues percentage for the three months ended June 30, 2004 was 83.1% compared to 83.0% for the three months ended June 30, 2005 as the Company’s cost of revenues decreased at approximately the same rate as the reduction in revenues.
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
Change in General and Administrative Costs
     General and administrative expenses were approximately $7.4 million in both the three months ended June 30, 2004 and the three months ended June 30, 2005. General and administrative expenses were 9.7% during the three months ended June 30, 2004 and 10.5% for the three months ended June 30, 2005 as the revenue decreased.

Income Tax Provision
     The Company’s income tax expense decreased from $2.1 million for the three months ended June 30, 2004 to $1.8 million for the three months ended June 30, 2005 due to the decrease in the amount of income before income taxes from $5.5 million to $4.6 million for the same periods, respectively. The income tax expense as a percentage of income before income taxes was 38.5% for both the three months ended June 30, 2004 and June 30, 2005. The income tax provision rate was based upon management’s review of the Company’s estimated annual income tax rate, including state taxes. This rate differed from the statutory federal tax rate of 35.0% primarily due to state income taxes and certain non-deductible expenses.
Liquidity and Capital Resources
     The Company has historically funded its operations and capital expenditures primarily from cash flow from operations, and to a lesser extent, option exercises. Net working capital decreased from $39 million as of March 31, 2005 to $37 million as of June 30, 2005, primarily due to a decrease in accounts receivable from $46 million as of March 31, 2005 to $44 million as of June 30, 2005. This decrease is primarily due to a decrease in revenues from $73 million during the quarter ended March 31, 2005 to $71 million during the quarter ended June 30, 2005.
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
     As of June 30, 2005, the Company had $10 million in cash and cash equivalents, invested primarily in short-term, highly liquid investments with maturities of 90 days or less.
     In April 2003, the Company entered into a credit agreement with a financial institution to provide borrowing capacity of up to $5 million. In March 2005, the Board of Directors authorized an increase in the borrowing capacity of this agreement to $10 million. This agreement expires in September 2005. Borrowings under this agreement bear interest, at the Company’s option, at a fluctuating LIBOR-based rate (3.27% at June 30, 2005) plus 1.25% or at the financial institution’s prime lending rate (6.25% at June 30, 2005). There were no outstanding borrowings against this line of credit at either March 31, 2005 or June 30, 2005. The loan covenants require the Company to maintain a quick ratio of at least 2:1, a tangible net equity of at least $45 million and have positive net income.
     The Company has historically required substantial capital to fund the growth of its operations, particularly working capital to fund the growth in accounts receivable and capital expenditures. The Company believes, however, that the cash balance at June 30, 2005 along with anticipated internally generated funds and the available line of credit would be sufficient to meet the Company’s expected cash requirements for at least the next twelve months.
Operating Cash Flows
Quarter ended June 30, 2004 compared to quarter ended June 30, 2005
     Net cash provided by operating activities was $8.8 million in the three months ended June 30, 2004 compared to $8.7 million in the three months ended June 30, 2005. Although the Company’s net income decreased by $601,000 from $3.4 million for the three months ended June 2004 to the $2.8 million for the three months ended June 30, 2005, the Company’s accounts and taxes payable increased by $2.3 million during the quarter ended June 30, 2005 compared to the prior quarter primarily because of the Company’s income tax provision for the quarter without any federal income tax payment due during the quarter. Additionally, accounts receivable decreased by

$1.7 million during the three months ended June 30, 2005, due to the reduction in revenue from the quarter ended March 31, 2005 to the quarter ended June 30, 2005.
Investing Activities
Quarter ended June 30, 2004 compared to quarter ended June 30, 2005
     Net cash flow used in investing activities decreased from $3.4 million in the three months ended June 30, 2004 to $3.3 million in the three months ended June 30, 2005. This decrease was primarily due to the reduction in capital expenditures due to the reduction in revenue as noted above.
Financing Activities
Quarter ended June 30, 2004 compared to quarter ended June 30, 2005
     Net cash flow used in financing activities increased from $1.7 million for the three months ended June 30, 2004 to $4.4 million for the three months ended June 30, 2005. This increase in cash flow used was primarily attributable to the increase in the amount spent to repurchase the Company’s common shares from $2.0 million for the three months ended June 30, 2004 to $6.2 million for the three months ended June 30, 2005. During the quarter ended June 30, 2005, the Company repurchased 260,169 shares of its common stock. In 1996, the Company’s Board of Directors initially authorized a plan for the repurchase of the Company’s common stock. The total number of shares authorized to repurchase has been increased to 7,100,000 shares, including an authorization in March 2005 to increase the number of shares available to be repurchased by 1,000,000 shares. Cumulatively, the Company has repurchased 6,525,317 of its common shares through this repurchase program. The maximum remaining authorized shares available for repurchase is 574,683.
     The following table summarizes the Company’s contractual obligations outstanding as of June 30, 2005.

	Payments Due by Period
		Within One	Between Two and	Between Four and
	Total	Year	Three Years	Five Years	Thereafter

Operating leases	$35,552,000	$10,683,000	$16,667,000	$6,978,000	$1,224,000

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
     In May 2005, the Financial Accounting Standards Board (“FASB”) issued FAS No. 154, “Accounting Changes and Error Corrections” (FAS 154). SFAS No. 154 is a replacement of APB No. 20 and SFAS No. 3. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. SFAS No. 154 also addresses the reporting of a correction of an error by restating previously issued financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material impact on the Company’s financial statements.
     In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS 153, Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29 (“SFAS 153”), which is based on the principle that nonmonetary asset exchanges should be recorded and measured at the fair value of the assets exchanged, with certain exceptions. SFAS 153 amends APB Opinion No. 29, Accounting for Nonmonetary Transactions, to eliminate the fair-value exception for nonmonetary exchanges of similar productive assets and replace it with a general exception for nonmonetary exchanges that do not have commercial substance. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not anticipate any material financial impact on its financial statements upon its adoption of this statement.
     In March 2005, the FASB issued FASB Interpretation No. (FIN) 47, “Accounting for Conditional Asset Retirement Obligations,” which is effective for fiscal years ending after December 15, 2005. The interpretation requires a conditional asset retirement obligation to be recognized when the fair value of the liability can be reasonably estimated. The interpretation is not expected to have a material impact on the Company’s financial statements
Risk Factors
     Certain statements contained in the Company’s Annual Report on Form 10-K for the year ended March 31, 2005, and Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, such as statements concerning the development of new services, possible legislative changes, and other statements contained herein regarding matters that are not historical facts, are forward-looking statements (as such term is defined in the Securities Act of 1933, as amended). Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.
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
     Our management has determined that there were material weaknesses in our system of internal control over financial reporting and as a result concluded that our internal control over financial reporting was not effective as of March 31, 2005. If we are unable to correct the deficiencies that resulted in these material weaknesses, we may not be able to accurately report our future financial results, which could cause investors to lose confidence in our reported financial information and result in a decline in the market price of our common stock.
     Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2005, and this assessment identified material weaknesses in our internal control over financial reporting. As a result our management concluded that our internal control over financial reporting was not effective as of March 31, 2005. For a discussion of this material weakness and our responsive measures, please see “Item 9A. Controls and Procedures” of the Annual Report on Form 10-K for the year ended March 31, 2005. Although we are in the process of taking steps to correct the internal control deficiencies that resulted in these material weaknesses, the efficacy of the steps we are planning to take are subject to continuing management review supported by confirmation and testing. We cannot be certain that these measures will ensure that we will be able to implement and maintain adequate internal control over our financial reporting processes in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could prevent us from accurately reporting our financial results or cause us to fail to meet our reporting obligations in the future. Also, internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. As a result, insufficient internal control over financial reporting could cause investors to lose confidence in our reported financial information, which could result in a decline in the market price of our common stock.
Item 3 – Quantitative and Qualitative Disclosures About Market Risk -
     As of June 30, 2005, the Company held no market risk sensitive instruments for trading purposes and the Company did not employ any derivative financial instruments, other financial instruments, or derivative commodity instruments to hedge any market risk. The Company had no debt outstanding as of June 30, 2005, and therefore, had no market risk related to debt. The Company has an available $10 million line of credit from a banking institution as of June 30, 2005. Borrowings under this agreement bear interest, at the Company’s option, at a fluctuating LIBOR-based rate plus 1.25% or at the financial institution’s prime lending rate.
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
     As noted in the Company’s Annual Report on Form 10-K which was filed with the Securities and Exchange Commission on August 2, 2005, Grant Thornton LLP, our independent registered public accounting firm, provided us with an unqualified report on our consolidated financial statements for fiscal year ended March 31, 2005. However, in connection with the audit procedures for our fiscal 2005 financial statements and internal controls assessment, we were not able to complete fully our testing of a sufficient amount of key controls in our processes to satisfy Grant Thornton on their effectiveness. One of the reasons for our inability to complete such testing was that we did not have adequate resources to perform such testing by March 31, 2005. Accordingly, in consultation with Grant Thornton, we concluded that we were unable to complete the management assessment of our internal control over financial reporting as of March 31, 2005 as required under Section 404 of the Sarbanes-Oxley Act, and Grant Thornton issued a “disclaimer” opinion, included in the above noted Form 10-K, indicating that they did not express an opinion as to management’s assessment and as to the effectiveness of our internal control over financial reporting as of March 31, 2005.
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
     During the period from the end of the fiscal year ended March 31, 2005, through the June 30, 2005 end of the fiscal quarter and continuing through the filing of the Company’s Form 10-K on August 2, 2005, the Company devoted a considerable amount of its available accounting and finance resources to the audit of its financial statements for the period then ended and continued assessment of the Company’s internal controls over financial reporting. The Company is commencing remediation efforts immediately and it’s review of internal controls over financial reporting for the fiscal year ending March 31, 2006, and expects to describe these remediation more thoroughly in the Form 10-Q for the period ending September 30, 2005.
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
     In light of the material weakness, the Company performed additional analyses and other pre and post-closing procedures to ensure that our consolidated financial statements are presented fairly in all material respects in accordance with generally accepted accounting principles in the United States. The Company relied on increased monitoring, foundational and detective controls to compensate for the weakness noted above with respect to some of the preventive, activities level controls. These procedures include monthly financial statement reviews by our Chief Executive Officer, Chief Financial Officer and various levels of our management team. Accordingly, management believes that the consolidated financial statements and schedules included in this Form 10-Q fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.

     The certifications of the Company’s Chief Executive Officer and Chief Financial Officer attached as Exhibits 31.1 and 31.2 to this Report include, in paragraph 4 of such certifications, information concerning the Company’s procedures and internal control over financial reporting. These officers believe these certifications to be accurate, despite our inability to have completed fully the assessment required by Section 404 of the Sarbanes-Oxley Act for the fiscal year ended March 31, 2005.
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
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
     There were no sales of unregistered securities during the period covered by this report. The following table summarizes any purchases of the Company common stock made by or on behalf of the Company for the quarter ended June 30, 2005.

	Total		Total Number of	Maximum Number
	Number	Average	Shares Purchased	of Shares That May
	of Shares	Price Paid	as Part of Publicly	Yet Be Purchased
Period	Purchased	Per Share	Announced Program	Under the Program
April 1 to April 29, 2005	113,933	$21.84	6,379,081	720,919
May 2 to May 31, 2005	103,832	$24.68	6,482,913	617,087
June 1 to June 30, 2005	42,404	$27.40	6,525,317	574,683

Total	260,169	$23.88	6,525,317	574,683

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
Item 6 — Exhibits –
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

CORVEL CORPORATION

By: V. Gordon Clemons
V. Gordon Clemons, Chairman of the Board, Chief Executive Officer, and President

By: Richard J. Schweppe
Richard J. Schweppe, Chief Financial Officer

August 12, 2005

EXHIBIT INDEX

Exhibits	Description
31.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002