Form 10-Q/A
period 2005-06-30
CORVEL CORP
filed 2005-09-23
CIK 874866

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For this transition period from            to
Commission file number O-19291
CORVEL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	33-0282651

(State or other jurisdiction of incorporation or organization) 2010 Main Street, Suite 600	(IRS Employer Identification No.)

Irvine, CA	92614

(Address of principal executive office)	(zip code)

Registrant’s telephone number, including code:	(949) 851-1473

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
YES ☑ NO ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
     The number of shares outstanding of the registrant’s Common Stock, $0.0001 Par Value, as of June 30, 2005 was 9,908,745.

Part II. Other Information
Item 6. Exhibits
SIGNATURES
Exhibit Index
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 31.3

EXPLANATORY NOTE
     On August 12, 2005, CorVel Corporation (the “Registrant”) filed its Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (“Form 10-Q”). This Amendment No. 1 to the Form 10-Q is being filed solely for the purpose of including the complete form of the certifications required by Rule 13a-14(a) under the Securities Exchange Act of 1934 (the “Section 302 Certifications”) as Exhibits 31.1, 31.2, and 31.3 hereto. The certifications of the principal executive and principal financial officers of the Registrant that were filed with the Form 10-Q on August 12, 2005 inadvertently omitted a portion of the text required in paragraph 4 of the Section 302 Certifications.
     This Amendment does not reflect events occurring after the filing of the Form 10-Q or modify or update those disclosures affected by subsequent events. Except for the items described above, this Amendment continues to speak as of the date of the Form 10-Q, and no modifications, amendments, revisions or update have been made to the financial statements or any other item or disclosures contained in the Form 10-Q.
Part II. Other Information
Item 6. Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer (as of date of the filing of the Form 10-Q) pursuant to Exchange Act Rule 13a-14(a), as required by Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as required by Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

CORVEL CORPORATION
By:	V. Gordon Clemons
V. Gordon Clemons, Chairman of the Board,
Chief Executive Officer, and President

By:	Richard J. Schweppe
Richard J. Schweppe, Chief Financial Officer (at August 12, 2005, the
filing date of the Quarterly Report on Form 10-Q for CorVel Corporation for the quarter ended June 30, 2005)

By:	Scott R. McCloud
Scott R. McCloud, Chief Financial Officer
(effective August 22, 2005)

September 22, 2005

Exhibit Index

Exhibit
Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer (as of date of the filing of the Form 10-Q) pursuant to Exchange Act Rule 13a-14(a), as required by Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as required by Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed.