Form 10-Q
period 2005-09-30
CORVEL CORP
filed 2005-11-09
CIK 874866

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2005
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
YES ☑      NO ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act),
YES ☑      NO ☐
     The number of shares outstanding of the registrant’s Common Stock, $0.0001 Par Value, as of September 30, 2005 was 9,682,967.

CORVEL CORPORATION

Part I — Financial Information
Item 1. Financial Statements
CORVEL CORPORATION
CONSOLIDATED BALANCE SHEETS —

	March 31, 2005	Sept. 30, 2005
		(unaudited)
Assets
Current Assets
Cash and cash equivalents	$8,945,000	$7,088,000
Accounts receivable, net	45,611,000	42,942,000
Prepaid taxes and expenses	3,891,000	3,379,000
Deferred income taxes	4,152,000	4,478,000

Total current assets	62,599,000	57,887,000

Property and equipment, net	29,649,000	28,865,000

Goodwill and other assets	13,045,000	12,974,000

TOTAL ASSETS	$105,293,000	$99,726,000

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts and taxes payable	$12,293,000	$13,641,000
Accrued liabilities	11,059,000	9,611,000

Total current liabilities	23,352,000	23,252,000

Deferred income taxes	7,700,000	6,946,000

Commitments and contingencies	—	—

Stockholders’ Equity
Common stock, $.0001 par value: 30,000,000 shares authorized; 16,338,332 shares (10,073,184, net of Treasury shares) and 16,480,320 shares (9,682,967, net of Treasury shares) issued and outstanding at March 31, 2005 and September 30, 2005, respectively.	2,000	2,000

Paid-in-capital	57,670,000	60,684,000

Treasury Stock, (6,265,148 shares at March 31, 2005 and 6,797,353 shares at September 30, 2005)	(113,481,000)	(126,229,000)

Retained earnings	130,050,000	135,071,000

Total stockholders’ equity	74,241,000	69,528,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$105,293,000	$99,726,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME — UNAUDITED

	Six months ended September 30,
	2004	2005
REVENUES	$148,412,000	$137,010,000

Cost of revenues	123,809,000	114,133,000

Gross profit	24,603,000	22,877,000

General and administrative expenses	14,119,000	14,714,000

Income before income taxes	10,484,000	8,163,000

Income tax provision	4,036,000	3,142,000

NET INCOME	$6,448,000	$5,021,000

Net income per common and common equivalent share
Basic	$.61	$.51

Diluted	$.61	$.50

Weighted average common and common equivalent shares
Basic	10,535,000	9,909,000

Diluted	10,651,000	9,965,000
See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME — UNAUDITED

	Three months ended September 30,
	2004	2005
REVENUES	$72,156,000	$66,343,000

Cost of revenues	60,462,000	55,470,000

Gross profit	11,694,000	10,873,000

General and administrative expenses	6,756,000	7,280,000

Income before income tax provision	4,938,000	3,593,000

Income tax provision	1,901,000	1,382,000

NET INCOME	$3,037,000	$2,211,000

Net income per common and common equivalent share
Basic	$.29	$.22

Diluted	$.29	$.22

Weighted average common and common equivalent shares
Basic	10,487,000	9,858,000

Diluted
	10,597,000	9,911,000
See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Six months ended September 30,
	2004	2005
Cash flows from Operating Activities
NET INCOME	$6,448,000	$5,021,000

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	5,445,000	5,701,000
Loss on disposal of assets	—	20,000
Tax benefits from stock options exercised	292,000	356,000
Provision (benefit) for deferred income taxes	311,000	(1,080,000)

Changes in operating assets and liabilities
Accounts receivable	1,868,000	2,669,000
Prepaid taxes and expenses	3,029,000	512,000
Accounts and taxes payable	(580,000)	1,348,000
Accrued liabilities	(2,306,000)	(1,448,000)
Other assets	(91,000)	59,000

Net cash provided by operating activities	14,416,000	13,158,000

Cash Flows from Investing Activities
Additions to property and equipment	(5,983,000)	(4,925,000)

Net cash used in investing activities	(5,983,000)	(4,925,000)

Cash Flows from Financing Activities
Purchase of treasury stock	(5,534,000)	(12,748,000)
Exercise of employee stock purchase options	556,000	421,000
Exercise of common stock options	894,000	2,237,000

Net cash used in financing activities	(4,084,000)	(10,090,000)

Increase(decrease) in cash and cash equivalents	4,349,000	(1,857,000)
Cash and cash equivalents at beginning	8,641,000	8,945,000

Cash and cash equivalents at end	$12,990,000	$7,088,000

Supplemental Cash Flow Information:
Income taxes paid	$1,858,000	$3,580,000
Interest paid	1,000	1,000
See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005 (Unaudited)
Note A — Basis of Presentation and Summary of Significant Accounting Policies
     The unaudited financial statements herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying interim financial statements should be read in conjunction with the Company’s audited financial statements contained in its Annual Report on Form 10-K for the latest fiscal year ended March 31, 2005.
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending March 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended March 31, 2005 included in the Company’s Annual Report on Form 10-K.
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
     Cash and Cash Equivalents: Cash and cash equivalents consists of short-term highly-liquid investments with maturities of 90 days or less when purchased. The carrying amounts of the Company’s financial instruments approximate their fair values at March 31, 2005 and September 30, 2005.
     Revenue Recognition: The Company’s revenues are recognized primarily as services are rendered based on time and expenses incurred. A certain portion of the Company’s revenues are derived from fee schedule auditing which is based on the number of provider charges audited and, to a limited extent, on a percentage of savings achieved for the Company’s clients.
     Accounts Receivable: The majority of the Company’s accounts receivable are due from companies in the property and casualty insurance industries. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. No one customer accounted for 10% or more of accounts receivable at any of the three or six months ended September 30, 2004 and 2005.

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
     The Company capitalizes software development costs intended for internal use. The Company accounts for internally developed software costs in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. These costs are included in computer software in property and equipment and are amortized over a period of five years.
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
     Goodwill: Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, became effective beginning in 2003, and, provides that goodwill, as well as identifiable intangible assets with indefinite lives, should not be amortized. Accordingly, with the adoption of SFAS 142 on April 1, 2002, the Company discontinued the amortization of goodwill and indefinite-lived intangibles. In addition, useful lives of intangible assets with finite lives were reevaluated on adoption of SFAS 142. Impairments are recognized when the expected future undiscounted cash flows derived from such assets are less than their carrying value. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. A loss in the value of an investment will be recognized when it is determined that the decline in value is other than temporary. No impairment of long-lived assets has been recognized in the financial statements.
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

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note A — Basis of Presentation and Summary of Significant Accounting Policies (continued)
     Business Enterprise Segments: The Company operates in one reportable operating segment, managed care. The Company’s services are delivered to its customers through its local offices in each region and financial information for the Company’s operations follows this service delivery model. All regions provide the Company’s patient management and network solutions services. SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the way that public business enterprises report information about operating segments in annual consolidated financial statements. The Company’s internal financial reporting is segmented geographically and managed on a geographic rather than service line basis, with virtually all of the Company’s operating revenue generated within the United States. Under SFAS 131, two or more operating segments may be aggregated into a single operating segment for financial reporting purposes if aggregation is consistent with the objective and basic principles of SFAS 131, if the segments have similar economic characteristics, and if the segments are similar in each of the following areas: 1) the nature of products and services; 2) the nature of the production processes; 3) the type or class of customer for their products and services; and 4) the methods used to distribute their products or provide their services. Each of the Company’s regions meets these criteria as they provide the similar services to similar customers using similar methods of production and similar methods to distribute their services. Because the Company meets each of the criteria set forth above and each of the Company’s regions have similar economic characteristics, the Company aggregated the results of operations in one reportable operating segment.
     Stock-Based Compensation: SFAS 123, Accounting for Stock-Based Compensation, amended by SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure, encourages companies to measure compensation cost of stock-based awards based on their estimated fair value at the date of grant and recognize that amount over the related service period. As permitted by SFAS 148, the Company applies the existing accounting rules under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. In general, because the exercise price of all options granted under these plans is equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation cost is recognized in net income.
     On December 16, 2004, the FASB issued the final statement on Accounting for Share-Based Payments(FASB 123(R)) to be effective for certain public entities as of the first interim reporting period that begins after June 15, 2005. On April 14, 2005, the Securities and Exchange Commission amended the implementation date to the first interim reporting period commencing after December 15, 2005 and it will become effective for the Company in the quarter ending June 30, 2006. This statement replaces SFAS 123, Accounting for Stock-Based Compensation and supersedes APB Opinion 25, Accounting for Stock Issued to Employees. This new statement requires that compensation cost relating to share-based payment transactions be recognized in the financial statements and that cost will be measured using the fair value of the equity instruments issued. Prior to the effective date of SFAS 123(R), the Company has elected to continue to provide the disclosures set forth in SFAS 123, as amended by SFAS 148. Management has not yet determined the method it will use to estimate the fair value of equity instruments and is unable to determine the impact of adopting the new standard.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note A — Basis of Presentation and Summary of Significant Accounting Policies (continued)
     As required by SFAS 123, as amended by SFAS 148, the Company provide pro forma net income and pro forma net income per common share disclosures for stock-based awards as if the fair-value-based method defined in SFAS 123 had been applied. Had the Company determined compensation cost based on the fair value at the grant date for stock options under FASB No. 123, our net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Three months	Three months	Six months	Six months
	ending	ending	ending	ending
	September 30,	September 30,	September 30,	September 30,
	2004	2005	2004	2005
Net income — as reported	$3,037,00	$2,211,000	$6,448,000	$5,021,000

Stock-based employee compensation cost already included in income	0	0	0	0

Stock-based employee compensation cost, net of taxes	(207,000)	(168,000)	(426,000)	(352,000)

Pro forma net income	$2,830,000	$2,043,000	$6,022,000	$4,669,000

Net Income per share — basic
As reported	$0.29	$0.22	$0.61	$0.51
Pro forma	$0.27	$0.21	$0.57	$0.47

Net Income per share — diluted
As reported	$0.29	$0.22	$0.61	$0.50
Pro forma	$0.27	$0.21	$0.57	$0.47
Note B — Treasury Stock
     The Company’s Board of Directors approved the commencement of a share repurchase program in 1996. In March 2005, the Company’s Board of Directors approved a 1,000,000 share expansion to its existing stock repurchase plan, increasing the total number of shares approved for repurchase to 7,100,000 shares from 6,100,000 shares. Since the commencement of the share repurchase program, the Company has spent $126 million to repurchase 6,797,353 shares of its common stock, equal to 41% of the outstanding common stock had there been no repurchases. The average price of these repurchases is $18.57 per share. During the quarter ended September 30, 2005, the Company repurchased 272,036 shares for $6.5 million or $24.02 per share. During the six months ended September 30, 2005, the Company repurchased 532,205 shares for $12.7 million or $23.95 per share. These purchases have been funded primarily from the net earnings of the Company, along with the proceeds from the exercise of common stock options, purchases under the employee stock purchase plan and related income tax benefits from the exercise of these options. CorVel had 9,682,967 shares of common stock outstanding as of September 30, 2005, after reduction for the 6,797,353 shares held in treasury.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note C — Weighted Average Shares and Net Income Per Share
     Weighted average basic common and common equivalent shares decreased from 10,487,000 for the quarter ended September 30, 2004 to 9,858,000 for the quarter ended September 30, 2005. Weighted average diluted common and common equivalent shares decreased from 10,597,000 for the quarter ended September 30, 2004 to 9,911,000 for the quarter ended September 30, 2005. Weighted average basic common and common equivalent shares decreased from 10,535,000 for the six months ended September 30, 2004 to 9,909,000 for the six months ended September 30, 2005. Weighted average diluted common and common equivalent shares decreased from 10,651,000 for the six months ended September 30, 2004 to 9,965,000 for the six months ended September 30, 2005. The net decrease in each of these weighted share calculations is due to the repurchase of common stock as described in Note B and a decrease in the treasury stock impact of outstanding stock options offset by an increase in shares outstanding due to the exercise of stock options in the Company’s employee stock option plan and purchases under the Company’s employee stock purchase plan.
     Net income per common and common equivalent shares was computed by dividing net income by the weighted average number of common and common stock equivalents outstanding during the quarter and six months ending. The calculations of the basic and diluted weighted shares for the three and six months ended September 30, 2004 and 2005, are as follows:

	Three months	Three months	Six months	Six months
	ending	ending	ending	ending
	September 30,	September 30,	September 30,	September 30,
	2004	2005	2004	2005
Basic earnings per share:
Weighted average common shares outstanding	10,487,000	9,858,000	10,535,000	9,909,000

Net Income	$3,037,000	$2,211,000	$6,448,000	$5,021,000

Net Income Per Share	$0.29	$0.22	$0.61	$0.51

	Three months	Three months	Six months	Six months
	ending	ending	ending	ending
	September 30,	September 30,	September 30,	September 30,
	2004	2005	2004	2005
Diluted earnings per share:
Weighted average common shares outstanding	10,487,000	9,858,000	10,535,000	9,909,000

Net effect of dilutive common stock options	110,000	53,000	116,000	56,000

Total common and common equivalent shares	10,597,000	9,911,000	10,651,000	9,965,000

Net income	$3,037,000	$2,211,000	$6,448,000	$5,021,000

Net income per share	$0.29	$0.22	$0.61	$0.50

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note D — Shareholder Rights Plan
     During fiscal 1997, the Company’s Board of Directors approved the adoption of a Shareholder Rights Plan. The Rights Plan provides for a dividend distribution to CorVel stockholders of one preferred stock purchase for each outstanding share of CorVel’s common stock. The Rights are designed to assure that all stockholders receive fair and equal treatment in the event of any proposed takeover of the company and to encourage a potential acquirer to negotiate with the Board of Directors prior to attempting a takeover. In April 2002, the Board of Directors of the Company approved an amendment to the Company’s existing shareholder rights agreement to extend the expiration date of the rights to February 10, 2012, increase the initial exercise price of each right to $118, and enable Fidelity Management & Research Company and its affiliates to purchase up to 18% of the shares of common stock of the Company without triggering the shareholder rights. The rights will not be exercisable until the occurrence of certain takeover-related events and an approval from a majority of the Company’s board of directors. Each right converts into a number of shares of common stock which varies based upon the price of the common stock at the time of the event. The issuance of the Rights has no dilutive effect on the Company’s earnings per share.
Note E – Stock Option Plans
     Under the Company’s Restated 1988 Executive Stock Option Plan, (“the Plan”) as amended, options for up to 5,955,000 shares of the Company’s common stock may be granted at prices not less than 85% of the fair value of the Company’s common stock on date of grant, as determined by the Board. Options granted under the Plan may be either incentive stock options or non-statutory stock options, and options granted generally have a maximum life of five years. All options granted in the six months ended September 30, 2004 and 2005 were granted at fair market value and are non-statutory stock options. Summarized information for all stock options for the six months ended September 30, 2004 and 2005 follows:

	Six months ended Sept. 30, 2004		Six months ended Sept. 30, 2005
	Shares	Average Price	Shares	Average Price

Options outstanding, beginning	994,475	$24.42	969,887	$25.29
Options granted	82,100	25.86	97,250	22.44
Options exercised	(58,097)	14.45	(123,895)	17.51
Options cancelled	(21,490)	31.95	(50,039)	25.90

Options outstanding, ending	996,988	$24.96	893,203	$26.03

     Under the Company’s Employee Stock Purchase Plan, for the six months ended September 30, 2004, the Company issued 22,055 shares of common stock for $556,000, an average price of $25.23. For the six months ended September 30, 2005, the Company issued 23,809 shares of common stock under the Employee Stock Purchase Plan for $421,000, an average price of $17.70.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note F — Components of the Balance Sheet

	March 31, 2005	September 30, 2005

Accounts and taxes payable
Accounts payable	$11,294,000	$12,380,000
Taxes payable	999,000	1,261,000

	$12,293,000	$13,641,000

	March 31, 2005	September 30, 2005

Accrued liabilities
Payroll and related benefits	$7,038,000	$6,228,000
Self-insurance accruals	3,239,000	3,102,000
Other	782,000	281,000

	$11,059,000	$9,611,000

Note G — Line of Credit
     The Company’s agreement with a financial institution to provide a borrowing capacity of up to $10 million expired in September 2005. The Company expects to renew the agreement in the third quarter.

Item 2
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
Summary of Quarterly Results
     The Company generated revenues of $66.3 million for the quarter ended September 30, 2005, a decrease of $5.8 million or 8.1%, compared to revenues of $72.1 million for the quarter ended September 30, 2004.
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
     The Company’s cost of revenues decreased by 8.3%, at approximately the same percentage decrease in revenues. Although the gross profit margin remained relatively unchanged, the gross profit decreased by $0.8 million primarily due to the decrease in revenues. The decrease in income before income tax of $1.3 million was due to the decrease in gross profit along with a $0.5 million increase in the general and administrative costs, primarily due to increased legal and corporate governance costs. After the provision for income taxes, the decrease in revenues and the increase in general and administrative costs resulted in a decrease in net income of $0.8 million from the quarter ended September 30, 2004 to September 30, 2005.

Results of Operations
     The Company derives its revenues from providing patient management and network solutions services to payors of workers’ compensation benefits, auto insurance claims and health insurance benefits. Patient management services include utilization review, medical case management, and vocational rehabilitation. Network solutions revenues include fee schedule auditing, hospital bill auditing, independent medical examinations, diagnostic imaging review services and preferred provider referral services. The percentages of revenues attributable to patient management and network solutions services for the quarters ended September 30, 2004 and September 2005:

	September 30, 2004	September 30, 2005
Patient management services	44.5%	43.2%

Network solutions revenues	55.5%	56.8%
     The following table sets forth, for the periods indicated, the dollars and the percentage of revenues represented by certain items reflected in the Company’s consolidated income statements for the quarters ended September 30, 2004 and September 30, 2005, respectively. The Company’s past operating results are not necessarily indicative of future operating results.

	Three months ended	Three months ended	Dollar	Percentage
	September 30, 2004	September 30, 2005	Change	Change

Revenue	$72,156,000	$66,343,000	$(5,813,000)	(8.1)%
Cost of revenue	60,462,000	55,470,000	(4,992,000)	(8.3)%

Gross profit	11,694,000	10,873,000	(821,000)	(7.0)%

Gross profit percentage	16.2%	16.4%

General and administrative	6,756,000	7,280,000	524,000	7.8%
General and administrative percentage	9.4%	11.0%

Operating income	4,938,000	3,593,000	(1,345,000)	(27.2)%
Operating income percentage	6.8%	5.4%

Income tax expense	1,901,000	1,382,000	(519,000)	(27.3)%

Net income	$3,037,000	$2,211,000	$(826,000)	(27.2)%

Weighted Shares
Basic	10,487,000	9,858,000	(629,000)	(6.0)%
Diluted	10,597,000	9,911,000	(686,000)	(6.5)%

Earnings Per Share
Basic	$0.29	$0.22	$(0.07)	(24.1)%
Diluted	$0.29	$0.22	$(0.07)	(24.1)%

     The following table sets forth, for the periods indicated, the dollars and the percentage of revenues represented by certain items reflected in the Company’s consolidated income statements for the six months ended September 30, 2004 and September 30, 2005, respectively.

	Six months ended	Six months ended	Dollar	Percentage
	September 30, 2004	September 30, 2005	Change	Change

Revenue	$148,412,000	$137,010,000	$(11,402,000)	(7.7)%
Cost of revenue	123,809,000	114,133,000	(9,676,000)	(7.8)%

Gross profit	24,603,000	22,877,000	(1,726,000)	(7.0)%

Gross profit percentage	16.6%	16.7%

General and administrative	14,119,000	14,714,000	595,000	4.2%
General and administrative percentage	9.5%	10.7%

Operating income	10,484,000	8,163,000	(2,321,000)	(22.1)%
Operating income percentage	7.1%	6.0%

Income tax expense	4,036,000	3,142,000	(894,000)	(22.2)%

Net income	$6,448,000	$5,021,000	$(1,427,000)	(22.1)%

Weighted Shares
Basic	10,535,000	9,909,000	(626,000)	(5.9)%
Diluted	10,651,000	9,965,000	(686,000)	(6.4)%

Earnings Per Share
Basic	$0.61	$0.51	$(0.10)	(16.4)%
Diluted	$0.61	$0.50	$(0.11)	(18.0)%
Revenues
     Three months ended September 30, 2004 compared to three months ended September 30, 2005
     As noted above, revenues decreased from $72.1 million for the three months ended September 30, 2004 to $66.3 million for the three months ended September 30, 2005, a decrease of $5.8 million or 8.1%. The continued softness in the national labor market, especially the manufacturing sector of the economy, has caused a reduction in the overall claims volume. Additionally, the competitive environment in the marketplace has made it difficult to generate price increases without unit volume decreases. Patient management revenues decreased 9% from $32 million for the quarter ended September 30, 2004 to $29 million for the quarter ended September 30, 2005, primarily due to a reduction in claims referral volume. Network solutions revenues decreased 5% from $40 million for the quarter ended September 30, 2004 to $38 million for the quarter ended September 30, 2005. Most of the decrease in network solutions revenues was attributable to a decrease in the volume of IME and MRI services in the quarter.
     Six months ended September 30, 2004 compared to six months ended September 30, 2005
     Revenues decreased from $148.4 million for the six months ended September 30, 2004 to $137.0 million for the six months ended September 30, 2005, a decrease of $11.4 million or 7.7%. The decrease in revenues is primarily attributable to the reasons noted above for the quarter ended September 30, 2004 vs. the quarter ended September 30, 2005. Patient management revenues decreased 9% from $65 millions for the six months ended September 30, 2004 to $59 million for the six months ended September 30, 2005, primarily due to a reduction in claims referral volume. Network solutions revenues decreased 6% from $83 million for the six months ended September 30, 2004 to $78 million for the six months ended September 30, 2005. Most of the decrease in network solutions revenues was attributable to a decrease in the volume of IME and MRI services in the six month period ended September 30, 2005.
Cost of Revenues
     The Company’s cost of revenues consists of direct expenses, costs directly attributable to the generation of revenue, and field indirect costs which are incurred in the field offices of the Company. Direct costs are primarily case manager salaries, bill review analysts, related payroll taxes and fringe benefits, and costs for IME (independent medical examination) and MRI providers. Most of the Company’s revenues are generated in offices which provide both patient management services and network solutions services. The largest of the field indirect costs are manager salaries and bonus, account executive base pay and commissions, administrative and clerical support, field systems personnel, PPO network developers, related payroll taxes and fringe benefits, office rent, and telephone expense. Approximately 40% of the costs incurred in the field are field indirect costs which support both the patient management services and network solutions operations of the Company’s field operations.
Change in Cost of Revenues
     Three months ended September 30, 2004 compared to three months ended September 30, 2005
     The Company’s cost of revenues decreased by 8.3% from $60.5 million for the three months ended September 30, 2004 to $55.5 million for the three months ended September 30, 2005, due to the decrease in revenues by 8.1% between these two periods as noted above. Direct salaries in the field decreased from $17.3 million in the three months ended September 30, 2004 to $16.0 million for the three months ended September 30, 2005, a decrease of 7.5%. Total direct costs in the field, including direct salaries, decreased from $36.3 million for the three months ended September 30, 2004 to $33.0 million for the three months ended September 30, 2005, a decrease of 9.9%. Additionally, field management salaries decreased from $4.2 million for the three months ended September 30, 2004, to $3.8 million for the three months ended September 30, 2005, a decrease of 9.5%, and field clerical salaries decreased from $4.7 million in the three months ended September 30, 2004 to $4.2 million for the three months ended September 30, 2005, a decrease of 10.6%. These reductions in field direct and field indirect salaries are primarily due to the reduction in the Company’s headcount, which was caused by several factors including a decrease in the number of patient management referrals, the scope of work for these referrals, the numbers of bills processed, and a reduction of IME and MRI referrals in network solutions. Additionally, the reduction in the IME and MRI referrals and pharmacy claims volume caused a reduction in provider costs from $10.7 million for the three months ended September 30, 2004 to $9.2 million for the three months ended September 30, 2005, a reduction of 14%. The cost of revenues percentage for the three months ended September 30, 2004 was 83.8% compared to 83.6% for the three months ended September 30, 2005 as the Company’s cost of revenues decreased at approximately the same rate as the reduction in revenues.
     Six months ended September 30, 2004 compared to six months ended September 30, 2005
     The Company’s cost of revenues decreased by 7.8% from $123.8 million for the six months ended September 30, 2004 to $114.1 million for the six months ended September 30, 2005, due to the decrease in revenues by 7.7% between these two periods as noted above. Direct salaries in the field decreased from $35.1 million in the six months ended September 30, 2004 to $33.1 million for the six months ended September 30, 2005, a decrease of 5.9%. Total direct costs in the field, including direct salaries, decreased from $73.3 million for the six months ended September 30, 2004 to $67.4 million for the six months ended September 30, 2005, a decrease of 8.1%. Additionally, field management salaries decreased from $8.7 million for the six months ended September 30, 2004, to $7.8 million for the six months ended September 30, 2005, a decrease of 10.3%, and field clerical salaries decreased from $9.5 million in the six months ended September 30, 2004 to $8.4 million for the six months ended September 30, 2005, a decrease of 11.6%. These reductions in field direct and field indirect salaries are primarily due to the reduction in the Company’s headcount, which was caused by several factors including a decrease in the number of patient management referrals, the scope of work for these referrals, the numbers of bills processed, and a reduction of IME and MRI referrals in network solutions. Additionally, the reduction in the IME and MRI referrals and pharmacy claims volume caused a reduction in provider costs from $21.7 million for the six months ended September 30, 2004 to $18.8 million for the six months ended September 30, 2005, a reduction of 13.4%. The cost of revenues percentage for the six months ended September 30, 2004 was 83.4% compared to 83.3% for the six months ended September 30, 2005 as the Company’s cost of revenues decreased at approximately the same rate as the reduction in revenues.
General and Administrative Costs
     During the six months ended September 30, 2005, general and administrative costs consists of approximately 58% corporate systems costs which include the corporate systems support, implementation and training, amortization of software development costs, depreciation of the hardware costs in the Company’s national systems, the Company’s national wide area network and other systems related costs. The remaining 42% of the general and administrative costs consist of national marketing, national sales support, corporate legal, corporate insurance, human resources, accounting, product management, new business development and other general corporate matters.
     Three months ended September 30, 2004 compared to three months ended September 30, 2005
     General and administrative costs increased from $6.7 million for the three months ended September 30, 2004 or 9.4% of revenues to $7.3 million or 11.0% of revenues for the three months ended September 30, 2005. The increase in general and administrative costs was primarily due to an increase in legal and accounting costs primarily attributable to an increase in corporate governance efforts. The increase in the percentage of general and administrative costs as a percentage of revenues was due to the increase in costs noted above along with a decrease in revenue from the prior year.
     Six months ended September 30, 2004 compared to six months ended September 30, 2005
     General and administrative costs increased from $14.1 million for the six months ended September 30, 2004 or 9.5% of revenues to $14.7 million or 10.7% of revenues for the six months ended September 30, 2005. The increase in general and administrative costs was primarily due to an increase in legal and accounting costs primarily attributable to an increase in corporate governance efforts during the six months ended September 30, 2005 compared to the prior year. The increase in the percentage of general and administrative costs as a percentage of revenues was due to the increase in costs noted above along with a decrease in revenue from the prior year.
Income Tax Provision
     Three months ended September 30, 2004 compared to three months ended September 30, 2005
     The Company’s income tax expense decreased from $1.9 million for the three months ended September 30, 2004 to $1.4 million for the three months ended September 30, 2005 due to the decrease in income before income taxes from $4.9 million to $3.6 million for the same periods, respectively. The income tax expense as a percentage of income before income taxes was 38.5% for both the three months ended September 30, 2004 and September 30, 2005. The income tax provision rate was based upon management’s review of the Company’s estimated annual income tax rate, including state taxes. This effective tax rate differed from the statutory federal tax rate of 35.0% primarily due to state income taxes and certain non-deductible expenses.

     Six months ended September 30, 2004 compared to six months ended September 30, 2005
     The Company’s income tax expense decreased from $4.0 million for the six months ended September 30, 2004 to $3.1 million for the six months ended September 30, 2005 due to the decrease in income before income taxes from $10.5 million to $8.2 million for the same periods, respectively. The income tax expense as a percentage of income before income taxes was 38.5% for both the six months ended September 30, 2004 and September 30, 2005. The income tax provision rate was based upon management’s review of the Company’s estimated annual income tax rate, including state taxes. This effective tax rate differed from the statutory federal tax rate of 35.0% primarily due to state income taxes and certain non-deductible expenses.
Liquidity and Capital Resources
     The Company has historically funded its operations and capital expenditures primarily from cash flow from operations, and to a lesser extent, option exercises. Net working capital decreased from $39 million as of March 31, 2005 to $35 million as of September 30, 2005, primarily due to a decrease in accounts receivable from $46 million as of March 31, 2005 to $43 million as of September 30, 2005. This decrease in accounts receivable is primarily due to a decrease in revenues from $72 million during the quarter ended September 30, 2004 to $66 million during the quarter ended September 30, 2005. During the six months ended September 30, 2005 the Company spent $12.7 million on the repurchase of treasury stock and received $2.7 million from the exercising of stock options and stock purchased through the employee stock purchase plan.
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
     As of September 30, 2005, the Company had $7 million in cash and cash equivalents, invested primarily in short-term, highly liquid investments with maturities of 90 days or less.
     In April 2003, the Company entered into a credit agreement with a financial institution to provide borrowing capacity of up to $5 million. In March 2005, the Board of Directors authorized an increase in the borrowing capacity of this agreement to $10 million. This agreement expired in September 2005. The Company expects to renew the agreement in the third quarter. Borrowings under this agreement bear interest, at the Company’s option, at a fluctuating LIBOR-based rate (3.84% at September 30, 2005) plus 1.25% or at the financial institution’s prime lending rate (6.75% at September 30, 2005). The loan covenants require the Company to maintain a quick ratio of at least 1.75:1, a tangible net equity of at least $45 million and have positive net income.
     The Company has historically required substantial capital to fund the growth of its operations, particularly working capital to fund the growth in accounts receivable and capital expenditures. The Company believes, however, that the cash balance at September 30, 2005 along with anticipated internally generated funds and the available line of credit would be sufficient to meet the Company’s expected cash requirements for at least the next twelve months.
Operating Cash Flows
Six months ended September 30, 2004 compared to six months ended September 30, 2005
     Net cash provided by operating activities was $14.4 million in the six months ended September 30, 2004 compared to $13.2 million in the six months ended September 30, 2005. Although the Company’s net income decreased by $1.4 million from $6.4 million for the six months ended September 2004 to the $5.0 million for the six months ended September 30, 2005, the Company’s accounts receivable decreased by $2.7 million due to the decrease in revenue noted above.

Investing Activities
Six months ended September 30, 2004 compared to six months ended September 30, 2005
     Net cash flow used in investing activities decreased from $6.0 million in the six months ended September 30, 2004 to $4.9 million in the six months ended September 30, 2005. This decrease was primarily due to the reduction in capital expenditures due to the reduction in revenue as noted above.
Financing Activities
Six months ended September 30, 2004 compared to six months ended September 30, 2005
     Net cash flow used in financing activities increased from $4.1 million for the six months ended September 30, 2004 to $10.1 million for the six months ended September 30, 2005. This increase in cash flow used was primarily attributable to the increase in the amount spent to repurchase the Company’s common shares from $5.5 million for the six months ended September 30, 2004 to $12.7 million for the six months ended September 30, 2005. During the six months ended September 30, 2005, the Company repurchased 532,205 shares of its common stock. In 1996, the Company’s Board of Directors initially authorized a plan for the repurchase of the Company’s common stock. The total number of shares authorized to repurchase has been increased to 7,100,000 shares, including an authorization in March 2005 to increase the number of shares available to be repurchased by 1,000,000 shares. Cumulatively, the Company has repurchased 6,797,353 of its common shares through this repurchase program. The maximum remaining authorized shares available for repurchase is 302,647.
     The following table summarizes the Company’s contractual obligations outstanding as of September 30, 2005.

	Payments Due by Period
		Within One	Between Two and	Between Four and
	Total	Year	Three Years	Five Years	Thereafter

Operating leases	$33,956,000	$10,583,000	$16,145,000	$6,219,000	$1,008,000

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

Recently Issued Accounting Standards
     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)), which amends FASB Statement Nos. 123 and 95. SFAS No. 123(R) requiring all companies to measure compensation expense for all share-based payments (including employee stock options) at fair value and recognize the expense over the related service period. Additionally, excess tax benefits, as defined in SFAS No. 123(R), will be recognized as an addition to paid-in capital and will be reclassified from operating cash flows to financing cash flows in the Consolidated Statements of Cash Flows. In April 2005, the effective date of SFAS No. 123(R) was delayed for the Company until the quarter ending June 30, 2006. We are currently evaluating the effect that SFAS No. 123(R) will have on our financial position, results of operations and operating cash flows.
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
     Certain statements contained in this report, such as statements concerning the development of new services, possible legislative changes, and other statements contained herein regarding matters that are not historical facts, are forward-looking statements (as such term is defined in the Securities Act of 1933, as amended). Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.
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
     Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2005, and this assessment identified material weaknesses in our internal control over financial reporting. As a result our management concluded that our internal control over financial reporting was not effective as of March 31, 2005. Although we are in the process of taking steps to correct the internal control deficiencies that resulted in these material weaknesses, the efficacy of the steps we are undertaking are subject to continuing management review supported by confirmation and testing. We cannot be certain that these measures will ensure that we will be able to implement and maintain adequate internal control over our financial reporting processes in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could prevent us from accurately reporting our financial results or cause us to fail to meet our reporting obligations in the future. Also, internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. As a result, insufficient internal control over financial reporting could cause investors to lose confidence in our reported financial information, which could result in a decline in the market price of our common stock.
Item 3 — Quantitative and Qualitative Disclosures About Market Risk —
     As of September 30, 2005, the Company held no market risk sensitive instruments for trading purposes and the Company did not employ any derivative financial instruments, other financial instruments, or derivative commodity instruments to hedge any market risk. The Company had no debt outstanding as of September 30, 2005, and therefore, had no market risk related to debt. The Company has an available $10 million line of credit from a banking institution as of September 30, 2005. Borrowings under this agreement bear interest, at the Company’s option, at a fluctuating LIBOR-based rate plus 1.25% or at the financial institution’s prime lending rate.
Item 4 — Controls and Procedures —
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
          To remediate the material weaknesses noted above, management will: 1) dedicate staffing to provide for ongoing documentation and testing of controls throughout each fiscal year, 2) increase oversight and training of regional accounting staff who coordinate and oversee field accounting during the year and at the month end closings, 3) implement expanded automated testing of controls for key processes throughout the year, 4) review the assignments of individuals within the corporate finance and accounting organization to maximize the effectiveness of individual personnel, 5) review the controls over computer access and establish processes to restrict unauthorized access, and 6) identify methods to improve the internal controls over the consolidation process. This needs to be updated by Scott from the memo he wrote.
          During the quarter, management engaged recruiting firms to help identify candidates to staff a newly created Sarbanes Oxley compliance position. Management has redistributed work to field office accounting personnel so corporate staff can focus additional efforts on Sarbanes Oxley compliance. Management is also engaged in a search for a SOX consulting business partner to assists the company with compliance issues.
          The company has implemented additional levels of review over field account reconciliations, and management has implemented new communication channels to ensure prompt communication of field accounting policies and procedures to accounting personnel throughout the organization. Management has also improved controls over the financial statement consolidation process by adding additional levels of review.

     The company’s information systems management team has reviewed controls over access to information systems and is working to improve controls that ensure access is restricted to authorized users.
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
     Although management believes that the Company’s disclosure controls and procedures are effective, in light of the material weakness, the Company performed additional analyses and other pre and post-closing procedures to ensure that our consolidated financial statements are presented fairly in all material respects in accordance with generally accepted accounting principles in the United States. The Company relied on increased monitoring, foundational and detective controls to compensate for the weakness noted above with respect to some of the preventive, activities level controls. These procedures include monthly financial statement reviews by our Chief Executive Officer, Chief Financial Officer and various levels of our management team. Accordingly, management believes that the consolidated financial statements and schedules included in this Form 10-Q fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.
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
Changes in Internal Control over Financial Reporting
     During the most recent fiscal quarter covered by this report, there has been no change in CorVel’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, CorVel’s internal control over financial reporting, except as noted above regarding field office level controls.
PART II — OTHER INFORMATION
Item 1 — Legal Proceedings —
     The Company is involved in litigation arising in the normal course of business. The Company believes that resolution of these matters will not result in any payment that, in the aggregate, would be material to the financial position or financial operations of the Company.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
     There were no sales of unregistered securities during the period covered by this report. The following table summarizes any purchases of the Company common stock made by or on behalf of the Company for the quarter ended September 30, 2005.

	Total		Total Number of	Maximum Number
	Number	Average	Shares Purchased	of Shares That May
	of Shares	Price Paid	as Part of Publicly	Yet Be Purchased
Period	Purchased	Per Share	Announced Program	Under the Program
July 1 to July 31, 2005	—	$—	6,525,317	574,683
August 1 to August 31, 2005	77,296	24.91	6,602,613	497,387
Sept. 1 to Sept. 30, 2005	194,740	23.67	6,797,353	302,647

Total	272,036	$24.02	6,797,353	302,647

          In 1996, the Company’s Board of Directors authorized a stock purchase plan for up to 100,000 shares of the Company’s common stock. The Company’s Board of Directors has periodically increased the number of shares authorized for repurchase under the plan. The most recent increase occurred in March 2005 and brought the number of shares authorized for repurchase to 7,100,000 shares. There is no expiration date for the plan. Effective September 16, 2005, the Company entered into a SEC Rule 10b5-1 repurchase program with a broker that allowed open-market purchases of 200,000 shares of the Company’s common stock through traditional blackout periods. The 10b5-1 repurchase program extended through October 19, 2005, upon completion of the purchase of 200,000 shares.
Item 3 — Defaults Upon Senior Securities — None.
Item 4 — Submission of Matters to a Vote of Security Holders —
The Annual Meeting of Stockholders was held on September 15, 2005 to act on the following matters:
1.	To elect five directors to serve for a one year term ending on the date of the Company’s 2006 annual meeting of stockholders or until their successors are duly elected and qualified. The following directors were elected at the 2005 Annual Meeting: V. Gordon Clemons, Steven J. Hamerslag, Alan R. Hoops, R. Judd Jessup, and Jeffery J. Michael. The votes cast for Mr. Clemons were 9,606,931 shares, with 912,958 votes withheld. The votes cast for Mr. Hamerslag were 9,060,931 shares, with 912,958 votes withheld. The votes cast for Mr. Hoops were 9,060,931 shares, with 912,958 votes withheld. The votes cast for Mr. Jessup were 9,060,931 shares, with 912,958 votes withheld. The votes cast for Mr. Michaels were 8,998,171 shares, with 972,958 votes withheld.

2.	To approve amendments to the Company’s 1991 Employee Stock Purchase Plan (the “Purchase Plan”) to (i) avoid compensation expense charges under a new accounting rule, and (ii) increase the maximum number of shares of Common Stock reserved for issuance over the term of the Purchase Plan from 750,000 shares to 950,000. The votes cast for and against this action were: 7,690,791 and 28,683, respectively, with 118,661 votes abstaining and 1,056,383 broker non-votes.

3.	To ratify the appointment of Grant Thornton LLP as independent auditors of the Company for the fiscal year ending March 31, 2006. The votes cast for and against this actions were: 8,887,229 and 5,975, respectively, with 1,314 votes abstaining and 0 broker non-votes.
          Based on these voting results, all of the above matters were approved.
Item 5 — Other Information — None.
Item 6 — Exhibits —
3.1 Certificate of Incorporation of the Company. Incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 filed on November 14, 2002 (File No. 000-19291).
3.2 Bylaws of the Company. Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-40629).

31.1 Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CORVEL CORPORATION

By:	V. Gordon Clemons

V. Gordon Clemons, Chairman of the Board,
Chief Executive Officer, and President

By:	Scott F. McCloud

Scott F. McCloud,
Chief Financial Officer
November 9, 2005

Exhibit Index

Exhibit	Description
3.1	Certificate of Incorporation of the Company. Incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 filed on November 14, 2002 (File No. 000-19291).

3.2	Bylaws of the Company. Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-40629).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).