Form 10-Q
period 2005-12-31
CORVEL CORP
filed 2006-02-09
CIK 874866

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended December 31, 2005
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

Registrant’s telephone number, including area code: (949) 851-1473
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☑ NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act),
YES ☐ NO ☑
     The number of shares outstanding of the registrant’s Common Stock, $0.0001 Par Value, as of December 31, 2005 was 9,405,600.

CORVEL CORPORATION

Part I — Financial Information
Item 1. Financial Statements
CORVEL CORPORATION
CONSOLIDATED BALANCE SHEETS —
(unaudited)

	March 31, 2005	Dec. 31, 2005
Assets
Current Assets
Cash and cash equivalents	$8,945,000	$8,784,000
Accounts receivable, net	45,611,000	37,550,000
Prepaid taxes and expenses	3,891,000	4,508,000
Deferred income taxes	4,152,000	4,439,000

Total current assets	62,599,000	55,281,000

Property and equipment, net	29,649,000	27,546,000

Goodwill and other assets	13,045,000	12,960,000

TOTAL ASSETS	$105,293,000	$95,787,000

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$11,294,000	$12,016,000
Income taxes payable	999,000	1,924,000
Accrued liabilities	11,059,000	9,557,000

Total current liabilities	23,352,000	23,497,000

Deferred income taxes	7,700,000	6,628,000

Commitments and contingencies	—	—

Stockholders’ Equity
Common stock, $.0001 par value: 30,000,000 shares authorized; 16,338,332 shares (10,073,184, net of Treasury shares) and 16,506,087 shares (9,405,600, net of Treasury shares) issued and outstanding at March 31, 2005 and December 31, 2005, respectively	2,000	2,000

Paid-in-capital	57,670,000	61,129,000

Treasury Stock, (6,265,148 shares at March 31, 2005 and 7,100,487 shares at December 31, 2005)	(113,481,000)	(132,205,000)

Retained earnings	130,050,000	136,736,000

Total stockholders’ equity	74,241,000	65,662,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$105,293,000	$95,787,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME — UNAUDITED

	Nine months ended December 31,
	2004	2005
REVENUES	$218,200,000	$200,083,000

Cost of revenues	184,693,000	167,158,000

Gross profit	33,507,000	32,925,000

General and administrative expenses	20,974,000	22,055,000

Income before income taxes	12,533,000	10,870,000

Income tax provision	4,824,000	4,184,000

NET INCOME	$7,709,000	$6,686,000

Net income per common and common equivalent share
Basic	$.74	$.68

Diluted	$.73	$.68

Weighted average common and common equivalent shares
Basic	10,488,000	9,783,000

Diluted	10,604,000	9,828,000
See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME — UNAUDITED

	Three months ended December 31,
	2004	2005
REVENUES	$69,788,000	$63,073,000

Cost of revenues	60,884,000	53,025,000

Gross profit	8,904,000	10,048,000

General and administrative expenses	6,855,000	7,341,000

Income before income tax provision	2,049,000	2,707,000

Income tax provision	788,000	1,042,000

NET INCOME	$1,261,000	$1,665,000

Net income per common and common equivalent share
Basic	$.12	$.17

Diluted	$.12	$.17

Weighted average common and common equivalent shares
Basic	10,395,000	9,531,000

Diluted	10,510,000	9,553,000
See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Nine months ended December 31,
	2004	2005
Cash flows from Operating Activities
NET INCOME	$7,709,000	$6,686,000

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	8,252,000	8,285,000
Loss on disposal of assets	—	78,000
Tax benefits from stock options exercised	326,000	419,000
Provision (benefit) for deferred income taxes	604,000	(1,359,000)

Changes in operating assets and liabilities
Accounts receivable	2,965,000	8,061,000
Prepaid taxes and expenses	1,670,000	(617,000)
Accounts and taxes payable	(77,000)	1,647,000
Accrued liabilities	(435,000)	(1,502,000)
Other assets	(1,464,000)	66,000

Net cash provided by operating activities	19,550,000	21,764,000

Cash Flows from Investing Activities
Additions to property and equipment	(8,944,000)	(6,241,000)

Net cash used in investing activities	(8,944,000)	(6,241,000)

Cash Flows from Financing Activities
Purchase of treasury stock	(10,644,000)	(18,724,000)
Proceeds from stock options and the Employee Stock Purchase Plan	1,858,000	3,040,000

Net cash used in financing activities	(8,786,000)	(15,684,000)

Increase(decrease) in cash and cash equivalents	1,820,000	(161,000)
Cash and cash equivalents at beginning	8,641,000	8,945,000

Cash and cash equivalents at end	$10,461,000	$8,784,000

Supplemental Cash Flow Information:
Income taxes paid	$2,566,000	$5,082,000
Interest paid	1,000	1,000
See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 (Unaudited)
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
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ending March 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended March 31, 2005 included in the Company’s Annual Report on Form 10-K.
     Basis of Presentation: The consolidated financial statements include the accounts of CorVel and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.
     Use of Estimates: The preparation of financial statements in conforming with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. Actual results could differ from those estimates. Significant estimates include the allowance for doubtful accounts, accrual for bonuses, and accrual for self-insurance reserves.
     Cash and Cash Equivalents: Cash and cash equivalents consists of short-term highly-liquid investments with maturities of 90 days or less when purchased. The carrying amounts of the Company’s financial instruments approximate their fair values at March 31, 2005 and December 31, 2005.
     Revenue Recognition: The Company’s revenues are recognized primarily as services are rendered based on time and expenses incurred. A certain portion of the Company’s revenues are derived from fee schedule auditing which is based on the number of provider charges audited and, to a limited extent, on a percentage of savings achieved for the Company’s clients.
     Accounts Receivable: The majority of the Company’s accounts receivable are due from companies in the property and casualty insurance industries. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s days sales outstanding, the customer’s current ability to pay its obligation to the Company, specific customer issues, if any, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. No one customer accounted for 10% or more of accounts receivable at any of the three or nine months ended December 31, 2004 and 2005.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Note A — Basis of Presentation and Summary of Significant Accounting Policies (continued)
     Property and Equipment: Additions to property and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line and accelerated methods over the estimated useful lives of the related assets, which range from three to seven years.
     The Company capitalizes software development costs intended for internal use. The Company accounts for internally developed software costs in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. These costs are included in computer software in property and equipment and are amortized over a period of five years. Capitalized software, net of amortization was $9,956,000 and $9,531,000 as March 31, 2005 and December 31, 2005, respectively. These amounts are included in net property on the balance sheet.
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

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
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
     On December 16, 2004, the FASB issued the final statement on Accounting for Share-Based Payments (FASB 123(R)) to be effective for certain public entities as of the first interim reporting period that begins after June 15, 2005. On April 14, 2005, the Securities and Exchange Commission amended the implementation date to the first interim reporting period commencing after December 15, 2005 and it will become effective for the Company in the quarter ending June 30, 2006. This statement replaces SFAS 123, Accounting for Stock-Based Compensation and supersedes APB Opinion 25, Accounting for Stock Issued to Employees. This new statement requires that compensation cost relating to share-based payment transactions be recognized in the financial statements and that cost will be measured using the fair value of the equity instruments issued. Prior to the effective date of SFAS 123(R), the Company has elected to continue to provide the disclosures set forth in SFAS 123, as amended by SFAS 148. Management is in the process of determining the method it will use to estimate the fair value of equity instruments and is unable to determine the impact of adopting the new standard. The Company will begin to record the stock compensation charge in the first quarter of fiscal year ending March 31, 2007, which is the quarter ended June 30. 2006.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Note A — Basis of Presentation and Summary of Significant Accounting Policies (continued)
     As required by SFAS 123, as amended by SFAS 148, the Company provides pro forma net income and pro forma net income per common share disclosures for stock-based awards as if the fair-value-based method defined in SFAS 123 had been applied. Had the Company determined compensation cost based on the fair value at the grant date for stock options under FASB No. 123, our net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Three months		Nine months
	ending December 31		ending December 31
	2004	2005	2004	2005
Net income — as reported	$1,261,000	$1,665,000	$7,709,000	$6,686,000

Stock-based employee compensation cost already included in income	0	0	0	0

Stock-based employee compensation cost, net of taxes	(201,000)	(170,000)	(627,000)	(522,000)

Pro forma net income	$1,060,000	$1,495,000	$7,082,000	$6,164,000

Net Income per share — basic
As reported	$0.12	$0.17	$0.74	$0.68
Pro forma	$0.10	$0.16	$0.68	$0.63

Net Income per share — diluted
As reported	$0.12	$0.17	$0.73	$0.68
Pro forma	$0.10	$0.16	$0.67	$0.63
Note B — Treasury Stock
     The Company’s Board of Directors approved the commencement of a share repurchase program in 1996. In March 2005, the Company’s Board of Directors approved a 1,000,000 share expansion to its existing stock repurchase plan, increasing the total number of shares approved for repurchase to 7,100,000 shares from 6,100,000 shares. Since the commencement of the share repurchase program, the Company has spent approximately $132 million to repurchase 7.1 million shares of its common stock, equal to 43% of the outstanding common stock had there been no repurchases. The average price of these repurchases is $18.62 per share. During the quarter ended December 31, 2005, the Company repurchased 303,134 shares for approximately $6.0 million or an average price of $19.72 per share. During the nine months ended December 31, 2005, the Company repurchased 835,339 shares for approximately $18.7 million or an average of $22.42 per share. These purchases have been funded primarily from the net earnings of the Company, along with the proceeds from the exercise of common stock options, purchases under the employee stock purchase plan and related income tax benefits from the exercise of these options. CorVel had 9,405,600 shares of common stock outstanding as of December 31, 2005, after reduction for the 7,100,487 shares held in treasury.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Note C — Weighted Average Shares and Net Income Per Share
     Weighted average basic common and common equivalent shares decreased from 10,395,000 for the quarter ended December 31, 2004 to 9,531,000 for the quarter ended December 31, 2005. Weighted average diluted common and common equivalent shares decreased from 10,510,000 for the quarter ended December 31, 2004 to 9,553,000 for the quarter ended December 31, 2005. Weighted average basic common and common equivalent shares decreased from 10,488,000 for the nine months ended December 31, 2004 to 9,783,000 for the nine months ended December 31, 2005. Weighted average diluted common and common equivalent shares decreased from 10,604,000 for the nine months ended December 31, 2004 to 9,828,000 for the nine months ended December 31, 2005. The net decrease in each of these weighted share calculations is due to the repurchase of common stock as described in Note B and a decrease in the treasury stock impact of outstanding stock options offset by an increase in shares outstanding due to the exercise of stock options in the Company’s employee stock option plan and purchases under the Company’s employee stock purchase plan.
     Net income per common and common equivalent shares was computed by dividing net income by the weighted average number of common and common stock equivalents outstanding during the quarter and nine months ending. The calculations of the basic and diluted weighted shares for the three and nine months ended December 31, 2004 and 2005, are as follows:

	Three months ending		Nine months ending
	December 31		December 31
	2004	2005	2004	2005
Basic earnings per share:
Weighted average common shares outstanding	10,395,000	9,531,000	10,488,000	9,783,000

Net income	$1,261,000	$1,665,000	$7,709,000	$6,686,000

Net income per share	$0.12	$0.17	$0.74	$0.68

	Three months ending		Nine months ending
	December 31		December 31
	2004	2005	2004	2005
Diluted earnings per share:
Weighted average common shares outstanding	10,395,000	9,531,000	10,488,000	9,783,000

Net effect of dilutive common stock options	115,000	22,000	116,000	45,000

Total common and common equivalent shares	10,510,000	9,553,000	10,604,000	9,828,000

Net income	$1,261,000	$1,665,000	$7,709,000	$6,686,000

Net income per share	$0.12	$0.17	$0.73	$0.68

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
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
Note E — Stock Option Plans
     Under the Company’s Restated 1988 Executive Stock Option Plan, (“the Plan”) as amended, options for up to 5,955,000 shares of the Company’s common stock may be granted at prices not less than 85% of the fair value of the Company’s common stock on date of grant, as determined by the Board. Options granted under the Plan may be either incentive stock options or non-statutory stock options, and options granted generally have a maximum life of five years. All options granted in the nine months ended December 31, 2004 and 2005 were granted at fair market value and are non-statutory stock options. Summarized information for all stock options for the nine months ended December 31, 2005 follows:

	Nine months ended Dec. 31, 2005
	Shares	Average Price

Options outstanding, beginning	969,200	$25.29
Options granted	128,900	20.99
Options exercised	(152,436)	16.97
Options cancelled	(86,507)	25.76

Options outstanding, ending	859,157	$26.08

     Under the Company’s Employee Stock Purchase Plan, as amended, the Company issued 23,809 shares of common stock for $421,348 for an average price of $17.70, during the nine months ended December 31, 2005.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Note F — Components of the Balance Sheet

	March 31, 2005	December 31, 2005
Accounts receivable, net
Accounts receivable, gross	$49,098,000	$41,037,000
Allowance for doubtful accounts	(3,487,000)	(3,487,000)

	$45,611,000	$37,550,000

	March 31, 2005	December 31, 2005
Accrued liabilities
Payroll and related benefits	$7,038,000	$6,337,000
Self-insurance accruals	3,239,000	3,076,000
Other	782,000	144,000

	$11,059,000	$9,557,000

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
     The Company disclaims any obligations to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of these factors include (without limitation) general industry and economic conditions; cost of capital and capital requirements; competition from other managed care companies; the ability to expand certain areas of the Company’s business; shifts in customer demands; the ability of the Company to produce market-competitive software; changes in operating expenses including employee wages, benefits and medical inflation; governmental and public policy changes; dependence on key personnel; possible litigation and legal liability in the course of operations; the ability of the Company to correct significant deficiencies and material weaknesses in its internal controls over financial reporting and the availability of financing in the amounts and at the terms necessary to support the Company’s future business.
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
Network Solutions Services
     The Company’s network solutions services are designed to reduce the price paid by its customers for medical services rendered in workers’ compensation cases, and auto policies and, to a lesser extent, group health policies. The network solutions offered by the Company include automated medical fee auditing, preferred provider services, retrospective utilization review, independent medical examinations (IME), MRI examinations (MRI), and inpatient bill review.
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
Summary of Quarterly Results
     The Company generated revenues of $63.1 million for the quarter ended December 31, 2005, a decrease of $6.7 million or 9.6%, compared to revenues of $69.8 million for the quarter ended December 31, 2004.
     The revenue decrease reflects the more challenging market conditions and there is no guarantee that the Company will either reduce revenue decreases or generate revenue increases. The decrease in the nation’s manufacturing employment levels, which has helped lead to a decline in national workers’ compensation claims, considerable price competition in a flat-to-declining overall market, an increase in competition from both larger and smaller competitors, actual and planned changes in state workers’ compensation and auto managed care laws which can reduce demand for the Company’s services, have created an environment where revenue and margin growth is more difficult to attain and where revenue growth is less certain than historically experienced. Additionally, the Company’s technology and preferred provider network competes against other companies, some of which have more resources available. Also, some customers may handle their managed care services in-house and may reduce the amount of services which are outsourced to managed care companies such as CorVel Corporation.
     The Company’s cost of revenues decreased by 12.9%, from $60.9 million in the quarter ended December 31, 2004 to $53.0 million in the quarter ended December 31, 2005, primarily due to the 9.6% decrease in revenues noted above offset by a shift in the mix of the Company’s business between patient management services and network solutions as the patient management revenues decreased 14.2% from the prior year while the network solutions revenues decreased by just 5.9% as compared to the same quarter for the prior year. The gross margins in patient management are much less than the average margins generated by the network solutions services. Better management of costs at the field level along with this mix shift in business helped to increase the network solutions and helped to increase the field gross margins from 12.8% for the quarter ended December 31, 2004 to 15.9% for the quarter ended December 31, 2005. The most significant decreases in the Company’s direct variable costs were from the reduction of headcount. The Company’s total headcount decreased from 2,980 at March 31, 2005 to 2,740 at December 31, 2005. The Company’s headcount of direct employees decreased by a similar percentage as the decrease in total headcount.
     The increase in income before income taxes of $0.7 million was due to the increase in gross profit of $1.1 million noted above offset by a $0.5 million increase in general and administrative costs primarily due to increased legal, regulatory and corporate governance costs. After the provision for income taxes, the increase in gross profit helped generate the increase in net income from the quarter ended December 31, 2004 to December 31, 2005.

Results of Operations
     The Company derives its revenues from providing patient management and network solutions services to payors of workers’ compensation benefits, auto insurance claims and health insurance benefits. Patient management services include utilization review, medical case management, and vocational rehabilitation. Network solutions revenues include fee schedule auditing, hospital bill auditing, independent medical examinations, diagnostic imaging review services and preferred provider referral services. The percentages of revenues attributable to patient management and network solutions services for the quarters ended December 31, 2004 and December 31, 2005:

	December 31, 2004	December 31, 2005
Patient management services	44.6%	42.3%

Network solutions revenues	55.4%	57.7%
The percentages of revenues attributable to patient management and network solutions services for the nine months ended December 31, 2004 and December 31, 2005:

	December 31, 2004	December 31, 2005
Patient management services	44.2%	43.0%

Network solutions revenues	55.8%	57.0%

     The following table sets forth, for the periods indicated, the dollars and the percentage of revenues represented by certain items reflected in the Company’s consolidated income statements for the quarters ended December 31, 2004 and December 31, 2005, respectively. The Company’s past operating results are not necessarily indicative of future operating results.

	Three months ended	Three months ended	Dollar	Percentage
	December 31, 2004	December 31, 2005	Change	Change

Revenue	$69,788,000	$63,073,000	$(6,715,000)	(9.6)%
Cost of revenue	60,884,000	53,025,000	(7,859,000)	(12.9)%

Gross profit	8,904,000	10,048,000	1,144,000	12.8%

Gross profit percentage	12.8%	15.9%

General and administrative	6,855,000	7,341,000	486,000	7.1%
General and administrative percentage	9.8%	11.6%

Operating income	2,049,000	2,707,000	658,000	32.1%
Operating income percentage	2.9%	4.3%

Income tax expense	788,000	1,042,000	254,000	32.2%

Net income	$1,261,000	$1,665,000	$404,000	32.0%

Weighted Shares
Basic	10,395,000	9,531,000	(864,000)	(8.3)%
Diluted	10,510,000	9,553,000	(957,000)	(9.1)%

Earnings Per Share
Basic	$0.12	$0.17	$0.05	41.7%
Diluted	$0.12	$0.17	$0.05	45.3%

     The following table sets forth, for the periods indicated, the dollars and the percentage of revenues represented by certain items reflected in the Company’s consolidated income statements for the nine months ended December 31, 2004 and December 31, 2005, respectively.

	Nine months ended	Nine months ended	Dollar	Percentage
	December 31, 2004	December 31, 2005	Change	Change

Revenue	$218,200,000	$200,083,000	($18,117,000)	(8.3)%
Cost of revenue	184,693,000	167,158,000	(17,535,000)	(9.5)%

Gross profit	33,507,000	32,925,000	(582,000)	(1.7)%

Gross profit percentage	15.4%	16.5%

General and administrative	20,974,000	22,055,000	1,081,000	5.2%
General and administrative percentage	9.6%	11.0%

Operating income	12,533,000	10,870,000	(1,663,000)	(13.3)%
Operating income percentage	5.7%	5.4%

Income tax expense	4,824,000	4,184,000	(640,000)	(13.3)%

Net income	$7,709,000	$6,686,000	$(1,023,000)	(13.3)%

Weighted Shares
Basic	10,488,000	9,783,000	(705,000)	(6.7)%
Diluted	10,604,000	9,828,000	(776,000)	(7.3)%

Earnings Per Share
Basic	$0.74	$0.68	$(0.06)	(8.2)%
Diluted	$0.73	$0.68	$(0.05)	(6.8)%
Revenues
     Three months ended December 31, 2004 compared to three months ended December 31, 2005
     As noted above, revenues decreased from $69.8 million for the three months ended December 31, 2004 to $63.1 million for the three months ended December 31, 2005, a decrease of $6.7 million or 9.6%. The continued softness in the national labor market, especially the manufacturing sector of the economy, has caused a reduction in the overall claims volume. Additionally, the competitive environment in the marketplace has made it difficult to generate price increases without unit volume decreases. Patient management revenues decreased 14.2% from $31.1 million for the quarter ended December 31, 2004 to $26.7 million for the quarter ended December 31, 2005, primarily due to a reduction in claims referral volume. Network solutions revenues decreased 5.9% from $38.7 million for the quarter ended December 31, 2004 to $36.4 million for the quarter ended December 31, 2005. Most of the decrease in network solutions revenues was attributable to a decrease in the volume of IME and MRI services in the quarter.
     Nine months ended December 31, 2004 compared to nine months ended December 31, 2005
     Revenues decreased from $218.2 million for the nine months ended December 31, 2004 to $200.1 million for the nine months ended December 31, 2005, a decrease of $18.1 million or 8.3%. The decrease in revenues is primarily attributable to the reasons noted above for the quarter ended December 31, 2004 vs. the quarter ended December 31, 2005. Patient management revenues decreased 10.7% from $96.4 millions for the nine months ended December 31, 2004 to $86.1 million for the nine months ended December 31, 2005, primarily due to a reduction in claims referral volume. Network solutions revenues decreased 6.4% from $121.8 million for the nine months ended December 31, 2004 to $114.0 million for the nine months ended December 31, 2005. Most of the decrease in network solutions revenues was attributable to a decrease in the volume of IME and MRI services in the nine month period ended December 31, 2005.
Cost of Revenues
     The Company’s cost of revenues consists of direct expenses, costs directly attributable to the generation of revenue, and field indirect costs which are incurred in the field offices of the Company. Direct costs are primarily case manager salaries, bill review analysts, related payroll taxes and fringe benefits, and costs for IME and MRI providers. Most of the Company’s revenues are generated in offices which provide both patient management services and network solutions services. The largest of the field indirect costs are manager salaries and bonus, account executive base pay and commissions, administrative and clerical support, field systems personnel, PPO network developers, related payroll taxes and fringe benefits, office rent, and telephone expense. Approximately 40% of the costs incurred in the field are field indirect costs which support both the patient management services and network solutions operations of the Company’s field operations.
Change in Cost of Revenues
     Three months ended December 31, 2004 compared to three months ended December 31, 2005
     The Company’s cost of revenues decreased by 12.9% from $60.9 million for the three months ended December 31, 2004 to $53.0 million for the three months ended December 31, 2005, due to the decrease in revenues by 9.6% between these two periods as noted above. Direct salaries in the field decreased from $17.6 million in the three months ended December 31, 2004 to $15.8 million for the three months ended December 31, 2005, a decrease of 10.2%. Total direct costs in the field, including direct salaries, decreased from $36.3 million for the three months ended December 31, 2004 to $30.9 million for the three months ended December 31, 2005, a decrease of 14.9%. Additionally, the Company’s CareIQ direct costs decreased from $7.4 million to $5.5 million, a decrease of $1.9 million of 25.7%, primarily due to the reduction in the Company’s IME and MRI referral volume during the current quarter as compared to the prior year. Additionally, field management salaries decreased from $4.3 million for the three months ended December 31, 2004, to $3.9 million for the three months ended December 31, 2005, a decrease of 9.3%, and field clerical salaries decreased from $4.7 million in the three months ended December 31, 2004 to $3.9 million for the three months ended December 31, 2005, a decrease of 17.0%. These reductions in field direct and field indirect salaries are primarily due to the reduction in the Company’s headcount, which was caused by several factors including a decrease in the number of patient management referrals, the scope of work for these referrals, the numbers of bills processed, and a reduction of IME and MRI referrals in network solutions. The Company’s gross profit margin increased from 12.9% for the three months ended December 31, 2004 to 15.9% for the three months ended December 31, 2005 primarily to the mix shift in revenues from patient management to network solutions as noted above. Network solutions services has a higher gross margin than patient management services.
     Nine months ended December 31, 2004 compared to Nine months ended December 31, 2005
     The Company’s cost of revenues decreased by 9.5% from $184.7 million for the nine months ended December 31, 2004 to $167.2 million for the nine months ended December 31, 2005, due to the decrease in revenues by 8.3% between these two periods as noted above. Direct salaries in the field decreased from $52.7 million in the nine months ended December 31, 2004 to $48.8 million for the nine months ended December 31, 2005, a decrease of 7.4%. Total direct costs in the field, including direct salaries, decreased from $109.6 million for the nine months ended December 31, 2004 to $98.3 million for the three months ended December 31, 2005, a decrease of 10.3%. Additionally, field management salaries decreased from $13.0 million for the nine months ended December 31, 2004, to $11.8 million for the nine months ended December 31, 2005, a decrease of 9.2%, and field clerical salaries decreased from $14.3 million in the nine months ended December 31, 2004 to $12.3 million for the nine months ended December 31, 2005, a decrease of 14.0%. These reductions in field direct and field indirect salaries are primarily due to the reduction in the Company’s headcount, which was caused by several factors including a decrease in the number of patient management referrals, the scope of work for these referrals, the numbers of bills processed, and a reduction of IME and MRI referrals in network solutions. Additionally, the reduction in the IME and MRI referral volume caused a reduction in provider costs from $22.5 million for the nine months ended December 31, 2004 to $18.4 million for the nine months ended December 31, 2005, a reduction of 18.2%. The Company’s gross profit margin increased from 15.4% to 16.5% primarily to the shift in the mix of revenues from patient management to network solutions as noted above. Network solutions services has a higher gross margin than patient management services.
General and Administrative Costs
     During the nine months ended December 31, 2005, general and administrative costs consists of approximately 59% corporate systems costs which include the corporate systems support, implementation and training, amortization of software development costs, depreciation of the hardware costs in the Company’s national systems, the Company’s national wide area network and other systems related costs. The remaining 41% of the general and administrative costs consist of national marketing, national sales support, corporate legal, corporate insurance, human resources, accounting, product management, new business development and other general corporate matters.
     Three months ended December 31, 2004 compared to three months ended December 31, 2005
     General and administrative costs increased from $6.9 million for the three months ended December 31, 2004 to $7.3 million for the three months ended December 31, 2005, an increase of $0.4 million or 5.8%. The increase in general and administrative costs was primarily due to an increase in legal and accounting costs primarily attributable to an increase in corporate regulatory and governance efforts. The increase in the percentage of general and administrative costs as a percentage of revenues was due to the increase in costs noted above along with a decrease in revenue from the prior year.
     Nine months ended December 31, 2004 compared to nine months ended December 31, 2005
     General and administrative costs increased from $21.0 million for the nine months ended December 31, 2004 or 9.6% of revenues to $22.1 million or 11.0% of revenues for the nine months ended December 31, 2005. The increase in general and administrative costs was primarily due to an increase in legal and accounting costs primarily attributable to an increase in corporate regulatory and governance efforts during the nine months ended December 31, 2005 compared to the prior year. The increase in the percentage of general and administrative costs as a percentage of revenues was due to the increase in costs noted above along with a decrease in revenue from the prior year.
Income Tax Provision
     Three months ended December 31, 2004 compared to three months ended December 31, 2005
     The Company’s income tax expense increased from $0.8 million for the three months ended December 31, 2004 to $1.0 million for the three months ended December 31, 2005 due to the increase in income before income taxes from $2.0 million to $2.7 million for the same periods, respectively. The effective tax rate was 38.5% for both the three months ended December 31, 2004 and December 31, 2005. The effective tax rate was based upon management’s review of the Company’s estimated annual income tax rate, including state taxes. The effective tax rate differed from the statutory federal tax rate of 35.0% primarily due to state income taxes and certain non-deductible expenses.

     Nine months ended December 31, 2004 compared to nine months ended December 31, 2005
     The Company’s income tax expense decreased from $4.8 million for the nine months ended December 31, 2004 to $4.2 million for the nine months ended December 31, 2005 due to the decrease in income before income taxes from $12.5 million to $10.9 million for the same periods, respectively. The effective tax rate was 38.5% for both the nine months ended December 31, 2004 and December 31, 2005. The effective tax rate was based upon management’s review of the Company’s estimated annual income tax rate, including state taxes. This effective tax rate differed from the statutory federal tax rate of 35.0% primarily due to state income taxes and certain non-deductible expenses.
Liquidity and Capital Resources
     The Company has historically funded its operations and capital expenditures primarily from cash flow from operations, and to a lesser extent, option exercises. Net working capital decreased from $39 million as of March 31, 2005 to $32 million as of December 31, 2005, primarily due to a decrease in accounts receivable from $46 million as of March 31, 2005 to $38 million as of December 31, 2005. This decrease in accounts receivable is primarily due to a decrease in revenues from $70 million during the quarter ended December 31 2004 to $63 million during the quarter ended December 31, 2005. During the nine months ended December 31, 2005 the Company spent $18.7 million on the repurchase of treasury stock and received $6.6 million from the exercising of stock options and stock purchased through the employee stock purchase plan. The Company has repurchased 7.1 million shares of common stock, which is the number authorized by the Board of Directors. The Board of Directors has not authorized an increase in this number.
     The Company believes that cash from operations and funds from exercise of stock options granted to employees are adequate to fund existing obligations, repurchase shares of the Company’s common stock, introduce new services, and continue to develop healthcare related businesses. The Company regularly evaluates cash requirements for current operations and commitments, and for capital acquisitions and other strategic transactions. The Company may elect to raise additional funds for these purposes, either through debt or additional equity, the sale of investment securities or otherwise, as appropriate, but cannot guarantee that it will be able to obtain such financing on favorable terms or at all.
     As of December 31, 2005, the Company had $9 million in cash and cash equivalents, invested primarily in short-term, highly liquid interest bearing investments with maturities of 90 days or less.
     In April 2003, the Company entered into a credit agreement with a financial institution to provide borrowing capacity of up to $5 million. In March 2005, the Board of Directors authorized an increase in the borrowing capacity of this agreement to $10 million. This agreement expired in September 2005. The Company expects to renew the agreement in the fourth quarter of fiscal 2006.
     The Company has historically required substantial capital to fund the growth of its operations, particularly working capital to fund the growth in accounts receivable and capital expenditures.
Operating Cash Flows
Nine months ended December 31, 2004 compared to nine months ended December 31, 2005
     Net cash provided by operating activities was $19.6 million in the nine months ended December 31, 2004 compared to $21.8 million in the nine months ended December 31, 2005. Although the Company’s net income decreased by $1.0 million from $7.7 million for the nine months ended December 2004 to the $6.7 million for the nine months ended December 31, 2005, the Company’s accounts receivable decreased by $8.1 million due to the decrease in revenue noted above along with a decrease in the Company’s net DSO (days sales outstanding) at December 31, 2005 to 54.5 days. There was no significant fluctuation in current liabilities (i.e., the combination of accounts and income taxes payable, and accrued liabilities) from March 31, 2005 to December 31, 2005. Most of the cash flow from operations was generated from net income and the reduction of accounts receivable.

Investing Activities
Nine months ended December 31, 2004 compared to nine months ended December 31, 2005
     Net cash flow used in investing activities decreased from $8.9 million in the nine months ended December 31, 2004 to $6.2 million in the nine months ended December 31, 2005. This decrease was primarily due to the reduction in capital expenditures due to the reduction in revenue as noted above. The Company believes the capital expenditure rate will be similar to the current levels unless revenues begin to increase.
Financing Activities
Nine months ended December 31, 2004 compared to nine months ended December 31, 2005
     Net cash flow used in financing activities increased from $8.8 million for the nine months ended December 31, 2004 to $15.7 million for the nine months ended December 31, 2005. This increase in cash flow used was primarily attributable to the increase in the amount spent to repurchase the Company’s common shares from $10.6 million for the nine months ended December 31, 2004 to $18.7 million for the nine months ended December 31, 2005. During the nine months ended December 31, 2005, the Company repurchased 835,339 shares of its common stock. In 1996, the Company’s Board of Directors initially authorized a plan for the repurchase of the Company’s common stock. The total number of shares authorized to repurchase has been increased to 7,100,000 shares, including an authorization in March 2005 to increase the number of shares available to be repurchased by 1,000,000 shares. Cumulatively, the Company has repurchased 7,100,487 of its common shares through this repurchase program.
     The following table summarizes the Company’s contractual obligations outstanding as of December 31, 2005. The Company’s operating lease commitment has decreased from March 31, 2005 to December 31, 2005 primarily due to the Company’s efforts to manage the rent expense obligations due to the decrease in revenues as noted above.

	Payments Due by Period
		Within One	Between Two and	Between Four and
	Total	Year	Three Years	Five Years	Thereafter

Operating leases	$31,431,000	$10,421,000	$15,190,000	$5,104,000	$715,000

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
     Allowance for Uncollectible Accounts: The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s days sales outstanding, the customer’s current ability to pay its obligation to the Company, specific customer issues, if any, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. No one customer accounted for 10% or more of accounts receivable at any of the fiscal years ended March 31, 2003, 2004, and 2005.
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
     In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS 153, Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29 (“SFAS 153”), which is based on the principle that nonmonetary asset exchanges should be recorded and measured at the fair value of the assets exchanged, with certain exceptions. SFAS 153 amends APB Opinion No. 29, Accounting for Nonmonetary Transactions, to eliminate the fair-value exception for nonmonetary exchanges of similar productive assets and replace it with a general exception for nonmonetary exchanges that do not have commercial substance. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not anticipate any material financial impact on its financial statements upon its adoption of this statement.
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
Item 3 — Quantitative and Qualitative Disclosures About Market Risk -
     As of December 31, 2005, the Company held no market risk sensitive instruments for trading purposes and the Company did not employ any derivative financial instruments, other financial instruments, or derivative commodity instruments to hedge any market risk. The Company had no debt outstanding as of December 31, 2005, and therefore, had no market risk related to debt.

Item 4 — Controls and Procedures —
     Disclosure Controls and Procedures
     CorVel’s management, with the participation of CorVel’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of CorVel’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.
     Changes in Internal Control over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is designed to provide reasonable assurance to our management and the board of directors regarding the preparation and fair presentation of published financial statements. Nonetheless, all internal control systems, no matter how well designed, have inherent limitations. Even systems determined to be effective as of a particular date can provide only reasonable assurance with respect to financial statement preparation and presentation.
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
     To remediate the material weaknesses noted above, management is in the process of : 1) dedicating staffing to provide for ongoing documentation and testing of controls throughout each fiscal year, 2) increasing oversight and training of regional accounting staff who coordinate and oversee field accounting during the year and at the month end closings, 3) implementing expanded automated testing of controls for key processes throughout the year, 4) reviewing the assignments of individuals within the corporate finance and accounting organization to maximize the effectiveness of individual personnel, 5) reviewing the controls over computer access and establish processes to restrict unauthorized access, and 6) identifying methods to improve the internal controls over the consolidation process.
     During the quarter ended December 31, 2005, management had added a newly-created Sarbanes-Oxley compliance position. Management has also redistributed work to field office accounting personnel so corporate staff can focus additional efforts on Sarbanes-Oxley compliance. Management has also engaged a registered public accounting firm to assist in the determination of the procedures required to adequately test and document the Company’s internal controls over financial reporting.
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

     Except as described above, during the most recent fiscal quarter covered by this report, the Company conducted a thorough review of the Company’s accounting policies and procedures and modified them when considered appropriate in order to improve the internal controls over financial reporting. The Company reviewed these accounting policies with the appropriate accounting personnel in preparation for testing of the effectiveness of the Company’s internal controls over financial reporting. During the most recent fiscal quarter covered by this report, there has been no significant change in CorVel’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, CorVel’s internal control over financial reporting, except as noted above.
PART II — OTHER INFORMATION
Item 1 — Legal Proceedings —
     The Company is involved in litigation arising in the normal course of business. The Company believes that resolution of these matters will not result in any payment that, in the aggregate, would be material to the financial position or financial operations of the Company.
Item 1A. Risk Factors
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
     The Company’s quarterly sequential revenue may continue to decrease. As a result, the Company may fail to meet or exceed the expectations of investors or securities analysts which could cause the Company’s stock price to decline.
     The Company’s quarterly sequential revenue growth may continue to decrease in the future as a result of a variety of factors, many of which are outside of the Company’s control. If the Company’s quarterly sequential revenue growth falls below the expectations of investors or securities analysts, the price of the Company’s common stock could decline substantially. Fluctuations or declines in quarterly sequential revenue growth may be due to a number of factors, including, but not limited to, those listed below and identified throughout this “Risk Factors” section the decline in the manufacturing employment, the decline in workers’ compensation claims, the considerable price competition given the flat-to-declining market, the increase in competition, and the changes and the potential changes in state workers’ compensation and auto managed care laws which can reduce demand for the Company’s services. These factors create an environment where revenue and margin growth is more difficult to attain and where revenue growth is less certain than historically experienced. Additionally, the Company’s technology and preferred provider network face competition from companies that have more resources available to them than the Company does. Also, some customers may handle their managed care services in-house and may reduce the amount of services which are outsourced to managed care companies such as CorVel Corporation.
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
     The Financial Accounting Standards Board has recently issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, Accounting for Stock-Based Compensation, which requires that stock based compensation be accounted for at fair value and expensed over the service period for financial reporting purposes, and is effective for the Company starting in the quarter ending June 30, 2006. Such stock option expensing would require the Company to value its employee stock option grants pursuant to a binomial valuation formula, and then amortize that value against the Company’s reported earnings over the vesting period in effect for those options. The Company currently accounts for stock-based awards to employees in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and has adopted the disclosure-only alternative of SFAS 123. If the Company is required to expense employee stock options in the future, this change in accounting treatment would materially and adversely affect the Company’s reported results of operations as the stock-based compensation expense would be charged directly against the Company’s reported earnings.
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

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
     There were no sales of unregistered securities during the period covered by this report. The following table summarizes any purchases of the Company common stock made by or on behalf of the Company for the quarter ended December 31, 2005.

	Total		Total Number of	Maximum Number
	Number	Average	Shares Purchased	of Shares That May
	of Shares	Price Paid	as Part of Publicly	Yet Be Purchased
Period	Purchased	Per Share	Announced Program	Under the Program
October 1 to October 31, 2005	112,054	$22.61	2,533,420	190,593
November 1 to November 30, 2005	89,200	16.83	1,501,614	101,393
December 1 to December 31, 2005	101,880	19.06	1,941,898	—

Total	303,134	$19.72	7,100,487	—

     In 1996, the Company’s Board of Directors authorized a stock purchase plan for up to 100,000 shares of the Company’s common stock. The Company’s Board of Directors has periodically increased the number of shares authorized for repurchase under the plan. The most recent increase occurred in March 2005 and brought the number of shares authorized for repurchase to 7,100,000 shares. There is no expiration date for the plan. Effective September 16, 2005, the Company entered into a SEC Rule 10b5-1 repurchase program with a broker that allowed open-market purchases of 200,000 shares of the Company’s common stock through traditional blackout periods. The 10b5-1 repurchase program ended October 19, 2005, upon completion of the purchase of 200,000 shares.
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

February 9, 2006

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