Form 10-K
period 2006-03-31
CORVEL CORP
filed 2006-06-30
CIK 874866

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
Commission File Number 0-19291
CorVel Corporation
(Exact name of registrant as specified in its charter)

Delaware	33-0282651
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

2010 Main Street, Suite 600,	92614
Irvine, California	(Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code:
(949) 851-1473

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock
     Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act    Yes ☐    No ☑
     Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15d) of the Act    Yes ☐    No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑    No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K . ☐
     Indicate by check mark whether the Registrant is a large accelerated filer, an accerlat3ed filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes☐    No☑
     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter:
     As of September 30, 2005, the aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates of the Registrant was approximately $133,000,000 based on the closing price per share of $23.96 for the Registrant’s common stock as reported on the Nasdaq National Market on such date multiplied by 5,540,889 shares (total outstanding shares of 9,682,967 less 4,142,078 shares held by affiliates) of the Registrant’s common stock which were outstanding on such date. For the purposes of the foregoing calculation only, all of the Registrant’s directors, executive officers and persons known to the Registrant to hold ten percent or greater of the Registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
     Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: As of June 10, 2006, there were 9,416,900 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
     Information required by Items 10 through 14 of Part III of this Form 10-K to the extent not set forth herein, is incorporated herein by reference to portions of the Registrant’s definitive proxy statement for the Registrant’s 2006 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended March 31, 2006. Except with respect to the information specifically incorporated by reference in this Form 10-K, the Registrant’s definitive proxy statement is not deemed to be filed as a part of this Form 10-K.

CORVEL CORPORATION
2006 FORM 10-K ANNUAL REPORT

i

          In this report, the terms “CorVel”, “Company”, “we”, “us”, and “our” refer to CorVel Corporation and its subsidiaries.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
          This report contains forward-looking statements within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, including, but not limited to, the statements about our plans, strategies and prospects under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. Words such as “anticipates”, “expects”, “intends”, “plans”, “predicts”, “believes”, “seeks”, “estimates”, “may”, “will”, “should”, “would”, “could”, “potential”, “continue”, “ongoing” and variations of these words or similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on management’s current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by management, and we can give no assurance that we will achieve our plans, intentions or expectations. Certain important factors could cause actual results to differ materially from the forward-looking statements we make in this report. Representative examples of these factors include (without limitation):
•	general industry and economic conditions;

•	cost of capital and capital requirements;

•	competition from other managed care companies;

•	the Company’s ability to renew and/or maintain contracts with its customers on favorable terms,

•	the ability to expand certain areas of the Company’s business;

•	shifts in customer demands;

•	the ability of the Company to produce market-competitive software;

•	increases in operating expenses including employee wages and benefits,

•	changes in regulations affecting the workers’ compensation, insurance and healthcare industries in general;

•	the ability to attract and retain key personnel,

•	delays in completing financial and internal control audits,

•	possible litigation and legal liability in the course of operations; and

•	the continued availability of financing in the amounts, at the times, and on the terms necessary to support the Company’s future business.
          The section entitled “Risk Factors” set forth in this report discusses these and other important risk factors that may affect our business, results of operations and financial condition. The factors listed above and the factors described under the heading “Risk Factors” and similar discussions in our other filings with the Securities and Exchange Commission are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could have material adverse effects on our future results. Investors should consider these factors before deciding to make or maintain an investment in our securities. The forward-looking statements included in this annual report on Form 10-K are based on information available to us as of the date of this annual report. We expressly disclaim any intent or obligation to update any forward-looking statements to reflect subsequent events or circumstances.

PART I
Item 1. Business.
INTRODUCTION
          CorVel is an independent nationwide provider of medical cost containment and managed care services designed to manage the medical costs of workers’ compensation and other healthcare benefits, primarily for coverage under group health and auto insurance policies. The Company’s services are sold as separate services directed toward managing claims, care, networks, reimbursements and settlements. They include automated medical fee auditing, preferred provider networks, out-of-network/line-item bill negotiation and repricing, utilization review and management, medical case management, vocational rehabilitation services, early intervention, Medicare set-asides and life-care planning, and a variety of directed care services including independent medical examinations, diagnostic imaging, transportation and translation, and durable medical equipment. Some customers purchase just one service, while other customers purchase more than one service. Customers of the Company that do not purchase managed care services generally either purchase such services from other vendors, perform such services using their own resources or elect not to utilize such services for managing their costs.
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
          Healthcare provider reimbursement methods vary on a state-by-state basis. As of March 1, 2006, forty states have adopted fee schedules pursuant to which all healthcare providers are uniformly reimbursed. The fee schedules are set individually by each state and generally prescribe the maximum amounts that may be reimbursed for a designated procedure. In states without fee schedules, healthcare providers generally are reimbursed based on usual, customary and reasonable fees charged in the particular state in which services are provided.
          Many states do not permit employers to restrict a claimant’s choice of provider, making it more difficult for employers to utilize managed care approaches such as health maintenance organizations (“HMOs”) and preferred provider organizations (“PPOs”). However, in many other states, employers have the right to direct employees to a specific primary healthcare provider during the onset of a workers’ compensation case, subject to the right of the employee to change physicians after a specific period. In addition, workers’ compensation programs vary from state to state, making it difficult for payors and multi-state employers to adopt uniform policies to administer, manage and control the costs of benefits. As a result, the Company believes that managing the cost of workers’ compensation requires approaches which are tailored to the specified regulatory environment in which the employer is operating. Because workers’ compensation benefits are mandated by law and are subject to extensive regulation, the Company believes that payors and employers do not have the same flexibility to alter benefits as they might have with other health benefits programs.
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
FISCAL 2006 DEVELOPMENTS
Company Stock Repurchase Program
          During fiscal 2006, the Company continued to repurchase shares of its common stock under a plan originally approved by the Company’s Board of Directors in 1996. In March 2005, the Company’s Board of Directors increased the number authorized to be repurchased to 7.1 million shares. During fiscal 2006, the Company spent $18.7 million to repurchase 835,339 shares of its common stock. Since commencing this program in the fall of 1996, the Company has repurchased 7.1 million shares of its common stock through March 31, 2006, the full amount authorized by the Company’s Board of Directors, at a cost of $132 million. These repurchases were funded from the Company’s operating cash flows. In June 2006, the Company’s Board of Directors authorized an increase in the number of shares to be repurchased by 1,000,000 shares to 8,100,000 shares.
MedCheck Enhancements
          With the Company’s continual investment in technology, developments of MedCheck, the Company’s propriety bill review software, are ongoing. New enhancements include the expert review matrix (ERM), MedCheck operations dashboard (MOD), increased look-up functionality and the creation of a comprehensive data where house.
          The development of the Expert Review Matrix bill search function capitalizes on advances in image processing and artificial intelligence (AI) to optimize medical review savings. ERM processing techniques allow specialists in each diagnosis category, regulatory jurisdiction or benefit category access to bills across the country through MedCheck’s secure server. This access permits CorVel specialists to utilize their knowledge and provide optimum review for each bill.

          The MOD is an internal MedCheck application used to provide key metrics on behalf of CorVel’s customers to help facilitate timely bill review. These reports can be organized in the form of charts, graphs and spreadsheets. Currently, the MOD is in development for direct access to customer via the CareMC Web portal.
          The Company offers a preferred provider look-up on both Websites: corvel.com and caremc.com. During the year, the Company increased the functionality of the look-up with application enhancements. Customers can now create and develop customized, network specific panels and directories in real time.
          The Company continued the development and design of its Data Warehouse systems capabilities. The Data Warehouse was designed to assist the Company and customers with expedited access to analytical data and reports. The warehouse is updated on a nightly basis and is accessible via the CareMC Website. The Company will continue to invest in this technology in the coming years with focus on the timeliness of information for the Company’s customers.
Directed Care Network Expansions
          The Company accelerated investments in its directed care networks. CorVel is expanding both the breadth of care covered by its directed care networks, CareIQ, as well as the geographic coverage. Market reception for these second generation networks and their effectiveness are the driving forces for this expansion.
Systems and Technology Enhancements
          CorVel moved from a 32-bit processing system to a 64-bit processing capability within its core production systems, MedCheck and CareMC. The new infrastructure integrates network storage and allows the Company to access more data threads simultaneously and at much faster speeds. This investment enhances the overall processing capabilities and will enable CorVel to process more records in a shorter amount time, which can lead to greater efficiencies in productivity. This new system is the foundation for future architectures planned over the next five years. Total processing time is decreased due to improved redundancies, scaled architecture, and reduced single points of failure.
Network Solutions
          Through its network solutions services, the Company saved over $2 billion for its clients during fiscal 2006. The Company generated a greater savings for their customers as a percentage of the medical dollars reviewed than in previous years primarily due to the enhanced rules engine in the Company’s MedCheck software. The Company believes its processes are becoming more streamlined and efficient for the reasons discussed as noted below under “Systems and Technology.”
ePPO Sales
          The Company had record growth in the ePPO product line stemming primarily from growth with existing large carrier clients, new managed care organizations and employer clients. ePPO is the electronic solution to CorVel’s PPO network and provides the electronic intake and transmission of provider bills as well as automated pricing to the CorCare PPO Network. ePPO customers process provider bills to state mandated fee schedule or usual and customary rates, but lease PPO access to gain additional discounts afforded by PPO contracts. The Company’s technological capabilities allow for electronic claim repricing solutions that are attractive to buyers of managed care services and can be integrated with their existing eCommerce products. ePPO provides access to CorVel’s PPO network of more than 400,000 quality healthcare providers through electronic interface solutions. PPO database management expenses, associated with download models and to optimize repricing results. Bills reviewed through payor systems can be electronically interfaced to the CorCare PPO database, and automatically adjusted to reflect current PPO pricing. In addition, CorCare can reimburse providers automatically, significantly reducing the expense of generating EOR’s, payment to providers and year-end tax filings.

SYSTEMS AND TECHNOLOGY
Infrastructure Changes
          The Company is currently developing a processing system that will be accessible twenty-four hours a day, seven days a week. During the past year, a number of infrastructure improvements were made to reduce the amount of time spent maintaining and backing up the Company’s transactional databases. Two years ago, these databases were unavailable for processing each weeknight for several hours. Currently, in the case of the Company’s medical bill review application, this has been reduced to a single maintenance window each weekend. By providing continual access, the Company is positioned to conduct business within all time zones, therefore increasing the Company’s ability to deliver processed bills faster.
Adoption of Imaging Technologies and Paperless Workflow
          Utilizing scanning and automated data capture processes allows the Company to process incoming paper and electronic claims documents, including medical bills, with less manual handling and has improved the Company’s workflow process.
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
Redundancy Center
          The Company’s national data center is located in Portland, Oregon. The Company also has a redundancy center located in Ft. Worth, Texas. The redundancy center is the Company’s backup processing site in the event that the Portland data center is off-line for any length of time. Currently, all of the Company’s data is continually replicated to Ft. Worth so that in the event the Portland data center is offline, the redundancy center can be activated with current information within several hours. The Ft. Worth data center also hosts duplicates of the Company’s Websites and is the primary processing site for the Company’s Enterprise Comp service line.
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
          MedCheck is also being utilized for the review of medical charges under certain non-workers’ compensation insurance coverages. The MedCheck service provides the following capabilities:
•	checking for provider charges which exceed charges allowable under fee schedules or usual and customary charges, in accordance with the requirements of the relevant jurisdiction;

•	repricing provider bills to contractual PPO reimbursement levels;

•	checking for billed services or procedures that are excessive, unnecessary or unrelated to treating the particular medical problem and duplicate billing;

•	checking for “unbundled” billings where the medical services performed are billed in components, that result in higher total charges than would be the case if the services were billed in the aggregate;

•	engaging in on-site processing of claims and Internet-based reporting tools;

•	sending claims data directly to carriers’ databases, thereby reducing costs due to repetitive or erroneous data entry;

•	PPO management; and

•	pharmacy review.
          The MedCheck system can be accessed by insurers under an ASP agreement through the Company’s eCommerce Website, CareMC, and through virtual private networks (“VPNs”). The MedCheck suite can accept electronic bills and bill images, and publish EDIs to customer claims payment systems. This system integrates into the client’s own workflow, automates the reimbursement of providers, allows for the application of all MedCheck fees to the individual claim file and eliminates the need for manual redundant data entry of MedCheck results by the carriers’ claims personnel. The system is designed for easy access by claims adjusters and includes functionality for such part-time users within the claims payment environment.
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
          PPO providers are selected based on criteria such as quality, range of services, price and location. Each one is evaluated and credentialed, and then re-credentialed bi-annually by the Company. Throughout this evaluation process, the CorCare networks are able to provide hospital, physician and special ancillary medical discounts while maintaining quality care.
          CorVel has a long-term strategy of network development, providing comprehensive networks to our customers and customization of networks to meet the specific needs of our customers. The Company believes that the combination of its national PPO director’s strength and presence and the local PPO developers’ commitment and community involvement enables CorVel to build, support and strengthen its PPO in size, quality, depth of discount, and commitment to service.

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
          The Company offers online provider look-up on its Website where users can locate providers in their area, see a map, get door-to-door driving directions or print a directory.
          Enhanced Bill Review — Retrospective Utilization Review
          The Company offers a full line of retrospective utilization services for all medical bills including PPO management, medical bill repricing, line-item bill review, professional nurse review, diagnosis related group (“DRG”) validation and expert fee negotiation. The service, named MedCheck Select, is designed to maximize savings opportunities and increase efficiencies for customers.
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
     MedCheck Select service is designed to:
•	assure that billed charges are usual and customary;

•	confirm services were medically necessary;

•	reduce claim costs through negotiated agreements;

•	substantiate, by report, charges over usual and customary;

•	support the payor and patient in all appeals;

•	review out-of-network bills;

•	provide a proprietary hospital usual and customary database;

•	review professional nurses;

•	provide expert fee negotiations;

•	validate diagnostic related groups; and

•	be HIPAA, AB1455, California SB 288 and SB899 compliant.
          Provider Reimbursement
          Through MedCheck, the Company has the capability to provide check writing or provider reimbursement services for its customers. The provider payment check can be added to the bill analysis to produce one combined document, which is mailed to the provider. MedCheck reviews bills and providers are reimbursed directly upon completion of customer approval of the EOR. This service is designed to help customers expedite claims closure.

          Medical Review Application Service Provider (ASP)
          CorVel customers can utilize MedCheck’s capabilities to insource their bill review processing needs, process varying portions of their workload from their own sites, or utilize MedCheck on an ASP basis. Through the ASP model, the customer can access MedCheck software over the Internet and process all, or a portion of their claims, themselves. ASP processing provides payors with MedCheck capabilities without the need for payors to invest heavily in computer systems, software support, and maintenance or the administration of the many information databases critical to proper medical reimbursement adjudication.
          Pharmacy Program – CorCareRX
          CorCareRX is the Company’s national workers’ compensation pharmacy management system. The CorCareRX Average Wholesale Price (“AWP”) pricing model provides clients the amount of savings they will receive below the cost of prescriptions associated with a workers’ compensation claim.
          CorCareRX has been specifically designed to:
•	manage claimants’ prescription expenses;

•	monitor appropriate utilization; and

•	ensure prescriptions are related to injury.
          The CorCareRX program offers a patient identification card that limits dispensing of drugs to those specifically authorized by the physician for a specific workers’ compensation injury. The program was designed to ensure that the medication an injured employee receives is appropriate for the injury and is dispensed in the appropriate quantity. CorCareRX utilizes an identification system that creates a unique number that is specific to the particular claim. The use of the CorCareRX program eliminates the handling of pharmacy bills by the employee completely. All the processing and repricing occurs electronically, so that the payor need only to approve the payment. The Company’s reporting system allows the claims payor to manage and track prescription drug costs from the onset of the injury.
          Directed Care Networks — CareIQ
          CorVel has expanded its network solutions with a directed care network. CareIQ, CorVel’s directed care service line, offers an automated service ordering and status management system online. The Company’s network service offers timely appointments and preferred pricing. Orders are fulfilled using local, preferred providers and billing and reimbursement for each transaction is automatically processed. Services also include Web-based request for service, a call center, and online reporting. CareIQ has a relationship with over 50% of the nation’s credentialed facilities, offering the most extensive network of directed care services in the nation.
          The Company’s networks cover directed care needs for: independent medical evaluations (IME), medical imaging (MRI, EMG, CT and Bone Scan) durable medical equipment (DME), physical therapy, chiropractics, and transportation and translation services.
Patient Management Services
          In addition to its network solutions, the Company offers CorCase, a range of patient management services, which involve working on a one-on-one basis with injured employees and their various healthcare professionals, employers and insurance company claims professionals. Patient management services are designed to monitor the medical necessity and appropriateness of healthcare services provided to workers’ compensation claimants and to expedite their return-to-work. CorCase offers early intervention, utilization management and vocational rehabilitation through local branch offices and case managers in local communities. The Company’s case managers work side-by-side with patients to assist them though their episode of care and return-to-work. CorCase offers early intervention, utilization management and vocational rehabilitation through local branch offices and case managers in local communities. The Company’s case managers work together with patients to assist them though their episode of care and return-to-work. The Company offers these services on a stand-alone basis or as an integrated component of its medical cost containment services.

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
          Telephonic Case Management
          Telephonic case management is designed to facilitate and promote patient care and patient progression through the healthcare system. The case manager, through telephonic contact with the patient and/or family, facilitates communication between the patient, insurer and healthcare providers in order to accelerate return-to-work.
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
          Pre-certification of Hospitalization
          The pre-admission certification program verifies the medical necessity of proposed hospital admissions and determines the appropriate length of stay. The CorVel staff of nurses and reviewers, assisted by an automated medical rules/protocols system and backed up by physician consultants, individually evaluates every hospital admissions request. Pre-certification objectives include the following: determine appropriateness of proposed or emergent hospitalization; determine the medical necessity for hospital admission/inpatient care; explore alternatives to inpatient treatment; if inpatient care is required, determine the appropriate length of stay and monitor the patient’s condition throughout the hospitalization to prevent unnecessary inpatient days; channel the patient to a CorVel PPO provider/facility; and develop and implement a timely discharge plan.
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
          Vocational Rehabilitation
          In certain states, vocational rehabilitation is a legislated benefit of workers’ compensation, which assists the employee’s return to former employment or another job function with similar economic value. The Company offers vocational services to reduce workers’ compensation costs and expedite the injured employee’s return-to-work.
          CorVel offers vocational services to evaluate the claimant’s education, training and experience. Vocational services include work capacity assessments, job analysis, transferable skill analysis, job modification, vocational testing, job placement assistance, labor market surveys and retraining. By working with the employer, the Company’s case managers can provide job modification or light-duty alternatives until the physician lifts the claimant’s physical restrictions. In addition, CorVel can evaluate partial payment claims if the claimant returns to work in a new position, working for less than their pre-injury wage. Services included by the Company’s vocational case managers include:
•	ergonomic assessments;

•	rehabilitation plans;

•	transferable skills analysis;

•	labor market survey;

•	job seeking skills training;

•	resume development;

•	vocational assessment;

•	job analysis, development and placement;

•	expert testimony; and

•	ADA compliance.
          Life Care Planning
          Life Care Planning is a tool used to project long-term future needs, services and related costs associated with catastrophic injury. CorVel’s Life Care Plans summarize extensive amounts of medical data and compile it into a comprehensive report for future care requirements, producing improved outcomes and timely resolution of claims.
          Medicare Set-Asides
          A Medicare Set-Aside Allocation (MSA) is a process used to demonstrate to Medicare that adequate funds are available to cover the cost of future medical care and Medicare will not be assigned as the primary payor.
          Critical Stress Incident Debrief
          Crisis Counseling is used to minimize the effects of stress on employees following a traumatic event and maintain employees on their jobs following a critically stressful incident. Examples of such events include: experiencing or witnessing a physical assault, observing or suffering a catastrophic injury, and violence in the workplace.

CareMC
          In April 2000, the Company launched its CareMC Website (http://www.caremc.com). CareMC has become the application platform for all of the Company’s primary services line and delivers immediate access to customers. CareMC offers customers direct access to the Company’s primary services, Network Solutions, Patient Management and Claims Management. CareMC allows for electronic communication and reporting between providers, payors, employers and patients. Features of the Website include: request for service, FNOL (first notice of loss), appointment scheduling, online bill review, claims information management, treatment calendar, medical bill adjudication and automated provider reimbursement. Through the CareMC Website, users can:
•	request services online;

•	manage files throughout the life of the claim;

•	receive and relay case notes from case managers; and

•	integrate information from multiple claims management sources into one database.
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
Scanning Services
          In June 2003, the Company acquired Portland, Oregon based ScanOne, a provider of scanning, optical character recognition and document management services. This acquisition expanded the Company’s existing office automation service line and all offices are selling scanning and document management, the services previously sold by Scan One. The Company has added scanning operations to approximately 40 of the Company’s larger offices around the country calling them “Capture Centers.”
          With the scanning capability, the Company is able to store claim documents and organize the information by document type with the documents readily available on-line. The benefits of scanning are threefold: the service reduces costs, saves time and increases productivity. On the front-end of the scanning process, which is scanning technology, optical character recognition and electronic data interchange, can enable organizations to significantly cut back on manual data entry and paper shuffling. It also increases reporting, sorting and indexing capabilities. With scanning, customers are able to electronically view documents and images, obtain information in real-time, reduce overhead, staffing, and paper storage costs.
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
          The Company’s customers primarily are workers’ compensation insurers and, to a lesser extent, TPAs and self-administered employers. Many claims management decisions in workers’ compensation are the responsibility of the local claims office of national or regional insurers. The Company’s national branch office network has been established to enable the Company to market and offer its services at both a local and national account level. The Company is placing increasing emphasis on national account marketing. The marketing activities of the Company are conducted by account executives located in key geographic areas. No single customer of the Company represented more than 10% of revenues in fiscal 2004, 2005 or 2006.
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
          The Company believes the principal factors that generally determine a company’s competitive advantage in the Company’s market include the following: specialization in workers’ compensation, breadth of services, ability to offer local services on a nationwide basis, information management systems and independence from insurance carriers. There can be no assurance that the Company will be successful in all or any of these areas that the Company believes contribute to competitive advantage, that the Company will be able to compete successfully against current or potential competitors, or that competition will not have a material adverse effect on the Company’s business, financial condition and results of operations.
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
          California’s Medical Provider Networks
          In California, beginning January 1, 2005, an employer or insurer may establish a Medical Provider Network (“MPN”) to provide care for injured workers. The recent California legislation was designed to allow employers more control over their workers’ compensation claims by providing nearly 100% control over the life of a claim. Senate Bill 899 allows every California employer to require their employees to utilize an MPN. Senate Bill 228 mandates that each California employer conduct Utilization Review per the American College of Occupational and Environmental Medicine (“ACOEM”) guidelines on all claims. Used in conjunction with SB 899 for the MPN, SB 228 will dramatically reduce the amount of medical payments on each individual claim.
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
          The security standards are designed to protect health information against reasonably anticipated threats or hazards to the security or integrity of the information, and to protect the information against unauthorized use or disclosure. The security standards establish a national standard for protecting the security and integrity of medical records when they are kept in electronic form. Compliance with the security standards was required on April 21, 2005.
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
SHAREHOLDER RIGHTS PLAN
          During fiscal 1997, the Company’s Board of Directors approved the adoption of a Shareholder Rights Plan. The Shareholder Rights Plan provides for a dividend distribution to CorVel stockholders of one preferred stock purchase right for each outstanding share of CorVel’s common stock under certain circumstances. In April 2002, the Board of Directors of CorVel approved an amendment to the Company’s existing shareholder rights agreement to extend the expiration date of the rights to February 10, 2012, increase the initial exercise price of each right to $118 and enable Fidelity Management & Research Company and its affiliates to purchase up to 18% of the shares of common stock of the Company without triggering the stockholder rights. The limitations under the stockholder rights agreement remain in effect for all other stockholders of the Company. The rights are designed to assure that all shareholders receive fair and equal treatment in the event of any proposed takeover of the Company and to encourage a potential acquirer to negotiate with the Board of Directors prior to attempting a takeover. The rights have an exercise price of $118 per right, subject to subsequent adjustment. The rights trade with the Company’s common stock and will not be exercisable until the occurrence of certain takeover-related events.
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
EMPLOYEES
          As of March 31, 2006, CorVel had 2,623 employees, including nurses, therapists, counselors and other employees. No employees are represented by any collective bargaining unit. Management believes the Company’s relationship with its employees to be good.

AVAILABLE INFORMATION
          Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, and other filings made with the Securities and Exchange Commission, are available free of charge through our Website (http://www.corvel.com, under the Investor Relations section) as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission. The inclusion of our Web site address and the address of any of our portals such as www.caremc.com and www.onlinedocumentcenter.com, in this report does not include or incorporate by reference into this report any information contained on, or accessible through our Web sites.
DATE OF ANNUAL MEETING OF STOCKHOLDERS
          The date of our 2006 annual meeting of stockholders (the “2006 Annual Meeting”) will be August 3, 2006, which is more than thirty days before the anniversary date of our 2005 annual meeting of stockholders. The deadlines, relating to stockholders proposals for the 2006 Annual Meeting, set forth in our definitive proxy statement filed on August 17, 2005 have not changed.

Item 1A. Risk Factors.
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
          In addition, changes in workers’ compensation, auto and managed health care laws or regulations may reduce demand for the Company’s services, require the Company to develop new or modified services to meet the demands of the marketplace or reduce the fees that the Company may charge for its services. One proposal which has been considered by Congress and certain state legislatures is 24-hour health coverage, in which the coverage of traditional employer-sponsored health plans is combined with workers’ compensation coverage to provide a single insurance plan for work-related and non-work-related health problems. Incorporating workers’ compensation coverage into conventional health plans may adversely affect the market for the Company’s services because some employers would purchase 24-hour coverage from group health plans, which would reduce the demand for CorVel’s workers’ compensation customers.
          The Company’s quarterly sequential revenue may not increase and may decline. As a result, the Company may fail to meet or exceed the expectations of investors or analysts which could cause the Company’s common stock price to decline.
          The Company’s quarterly sequential revenue growth may not increase and may decline in the future as a result of a variety of factors, many of which are outside of the Company’s control. If changes in the Company’s quarterly sequential revenue fall below the expectations of investors or analysts, the price of the Company’s common stock could decline substantially. Fluctuations or declines in quarterly sequential revenue growth may be due to a number of factors, including, but not limited to, those listed below and identified throughout this “Risk Factors” section: the decline in manufacturing employment, the decline in workers’ compensation claims, the decline in healthcare expenditures, the considerable price competition in a flat-to-declining workers’ compensation market, the increase in competition, and the changes and the potential changes in state workers’ compensation and automobile managed care laws which can reduce demand for the Company’s services. These factors create an environment where revenue and margin growth is more difficult to attain and where revenue growth is less certain than historically experienced. Additionally, the Company’s technology and preferred provider network face competition from companies that have more resources available to them than the Company does. Also, some customers may handle their managed care services in-house and may reduce the amount of services which are outsourced to managed care companies such as CorVel. These factors could cause the market price of the Company’s common stock to fluctuate substantially. There can be no assurance that the Company’s growth rate in the future, if any will be at or near historical levels.
          In addition, the stock market has in the past experienced price and volume fluctuations that have particularly affected companies in the healthcare and managed care markets resulting in changes in the market price of the stock of many companies, which may not have been directly related to the operating performance of those companies.
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
          In addition, there can be no assurance that the Company will not be subject to other litigation that may adversely affect the Company’s business, financial condition or results of operations, including but not limited to being joined in litigation brought against the Company’s customers in the managed care industry. The Company maintains professional liability insurance and such other coverages as the Company believes are reasonable in light of the Company’s experience to date. If such insurance is insufficient or unavailable in the future at reasonable cost to protect the Company from liability, the Company’s business, financial condition or results of operations could be adversely affected.
          The Company’s failure to compete successfully could make it difficult for the Company to add and retain customers and could reduce or impede the growth of the Company’s business.
          The Company faces competition from PPOs, TPAs and other managed healthcare companies. The Company believes that as managed care techniques continue to gain acceptance in the workers’ compensation marketplace, CorVel’s competitors will increasingly consist of nationally-focused workers’ compensation managed care service companies, insurance companies, HMOs and other significant providers of managed care products. Legislative reforms in some states permit employers to designate health plans such as HMOs and PPOs to cover workers’ compensation claimants. Because many health plans have the ability to manage medical costs for workers’ compensation claimants, such legislation may intensify competition in the markets served by the Company. Many of the Company’s current and potential competitors are significantly larger and have greater financial and marketing resources than those of the Company, and there can be no assurance that the Company will continue to maintain its existing clients, its past level of operating performance or be successful with any new products or in any new geographical markets it may enter.

          A change in workers’ compensation market may harm the Company’s results of operations.
          Within the past few years, several states have experienced a decline in the number of workers’ compensation claims and the average cost per claim which have been reflected in workers’ compensation insurance premium rate reductions in those states. The Company believes that declines in workers’ compensation costs in these states are due principally to intensified efforts by payors to manage and control claim costs, and to a lesser extent, to improved risk management by employers and to legislative reforms. If declines in workers’ compensation costs occur in many states and persist over the long-term, it would have an adverse impact on the Company’s business, financial condition and results of operations.
          The Company provides an outsource service to payors of workers’ compensation and auto healthcare benefits. These payors include insurance companies, TPAs, municipalities, state funds, and self-insured, self- administered employers. If these payors reduce the amount of work they outsource, the Company’s results of operations would be adversely affected.
          If the average annual growth in nationwide employment does not offset declines in the frequency of workplace injuries and illnesses, then the size of our market may decline, which may adversely affect our ability to grow.
          The rate of injuries that occur in the workplace has decreased over time. Although the overall number of people employed in the workplace has generally increased over time, this increase has only partially offset the declining rate of injuries and illnesses. Our business model is based, in part, on our ability to expand our relative share of the market for the treatment and review of claims for workplace injuries and illnesses. If nationwide employment does not increase or experiences periods of decline, or if workplace injuries and illnesses continue to decline at a greater rate than the increase in total employment, our ability to increase our revenue and earnings could be adversely impacted.
          If the utilization by healthcare payors of early intervention services continues to increase, the revenue from our later stage network and healthcare management services could be negatively affected.
          The performance of early intervention services, including injury occupational healthcare, first notice of loss, and telephonic case management services, often result in a decrease in the average length of, and the total costs associated with, a healthcare claim. By successfully intervening at an early stage in a claim, the need for additional cost containment services for that claim often can be reduced or even eliminated. As healthcare payors continue to increase their utilization of early intervention services, the revenue from our later stage network and healthcare management services will decrease.
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
          The Company is dependent to a substantial extent upon the continuing efforts and abilities of certain key management personnel. In addition, the Company faces competition for experienced employees with professional expertise in the workers’ compensation managed care area. The loss of key employees, especially V. Gordon

Clemons, Chairman and Chief Executive Officer, and Dan Starck, President, or the inability to attract, qualified employees, could have a material unfavorable effect on the Company’s business and results of operations.
          If the Company fails to increase revenue, it may be unable to execute its business plan, maintain high levels of service or adequately address competitive challenges.
          The Company’s strategy is to continue its internal growth and, as strategic opportunities arise in the workers’ compensation managed care industry, to consider acquisitions of, or relationships with, other companies in related lines of business. As a result, the Company is subject to certain growth-related risks, including the risk that it will be unable to retain personnel or acquire other resources necessary to service such growth adequately. Expenses arising from the Company’s efforts to increase its market penetration may have a negative impact on operating results. In addition, there can be no assurance that any suitable opportunities for strategic acquisitions or relationships will arise or, if they do arise, that the transactions contemplated could be completed. If such a transaction does occur, there can be no assurance that the Company will be able to integrate effectively any acquired business into the Company. In addition, any such transaction would be subject to various risks associated with the acquisition of businesses, including, but not limited to, the following:
•	an acquisition may negatively impact the Company’s results of operations because it may require incurring large one-time charges, substantial debt or liabilities; it may require the amortization or write down of amounts related to deferred compensation, goodwill and other intangible assets; or it may cause adverse tax consequences, substantial depreciation or deferred compensation charges;

•	the Company may encounter difficulties in assimilating and integrating the business, technologies, products, services, personnel or operations of companies that are acquired, particularly if key personnel of the acquired company decide not to work for the Company;

•	an acquisition may disrupt ongoing business, divert resources, increase expenses and distract management;

•	the acquired businesses, products, services or technologies may not generate sufficient revenue to offset acquisition costs;

•	the Company may have to issue equity or debt securities to complete an acquisition, which would dilute stockholders and could adversely affect the market price of the Company’s common stock; and

•	acquisitions may involve the entry into a geographic or business market in which the Company has little or no prior experience.
          There can be no assurance that the Company will be able to identify or consummate any future acquisitions or other strategic relationships on favorable terms, or at all, or that any future acquisition or other strategic relationship will not have an adverse impact on the Company’s business or results of operations. If suitable opportunities arise, the Company may finance such transactions, as well as its internal growth, through debt or equity financing. There can be no assurance, however, that such debt or equity financing would be available to the Company on acceptable terms when, and if, suitable strategic opportunities arise.
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
          There can be no assurance that the Company will be successful in developing and marketing new software products that respond to technological changes or evolving industry standards. If the Company is unable, for technological or other reasons, to develop and introduce new software products cost-effectively, in a timely manner and in response to changing market conditions or customer requirements, the Company’s business, results of operations and financial condition may be adversely affected.
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
          The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, Accounting for Stock-Based Compensation, which requires that stock-based compensation be accounted for at fair value and expensed over the service period for financial reporting purposes, is effective for the Company starting in the fiscal quarter ending June 30, 2006. Such stock option expensing would require the Company to value its employee stock option grants at fair value, and then amortize the estimated cost against the Company’s reported earnings over the vesting period in effect for those options. The Company currently accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and has adopted the disclosure-only alternative of SFAS 123. This change in accounting treatment will materially and adversely affect the Company’s reported results of operations as the stock-based compensation expense will be charged directly against the Company’s reported earnings.
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
          Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, and delays in completing our internal controls and financial audits, could have a material adverse effect on our business and stock price.
          Our fiscal 2006 audit revealed material weaknesses in our internal controls over financial reporting related to the size of our accounting staff, lack of an effective control monitoring process and inadequate anti-fraud controls. We are attempting to cure these material weaknesses by taking the steps described in Item 9A of this report, but we have not yet completed such remediation and there can be no assurance that such remediation will be successful. During the course of our continued testing, we also may identify other significant deficiencies or material weaknesses, in addition to the ones already identified, which we may not be able to remediate in a timely manner or at all. If we continue to fail to achieve and maintain effective internal controls, we will not be able to conclude that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. In addition, since 2005, we have experienced delays in completing our internal controls and financial audits, which have resulted in the untimely filing of our Annual Report on Form 10-K for the fiscal year ended March 31, 2005 and the filing of several notifications of late filing on Form 12b-25. Failure to achieve and maintain an effective internal control environment, and delays in completing our internal controls and financial audits, could cause investors to lose confidence in our reported financial information and our company, which could result in a decline in the market price of our common stock, and cause us to fail to meet our reporting obligations in the future, which in turn could impact our ability to raise equity financing if needed in the future.
Item 1B. Unresolved Staff Comments.
          None.
Item 2. Properties.
          The Company’s principal executive office is located in Irvine, California in approximately 6,600 square feet of leased space. The lease expires in September 2007. The Company leases 125 branch offices in 49 states, which range in size from 1,000 square feet up to approximately 16,000 square feet. The lease terms for the branch offices range from monthly to ten years and expire through 2014. The Company believes that its facilities are adequate for its current needs and that suitable additional space will be available as required.

Item 3. Legal Proceedings.
          The Company is involved in litigation arising in the normal course of business. Management believes that resolution of these matters will not result in any payment that, in the aggregate, would be material to the financial position or financial operations of the Company.
Item 4. Submission of Matters to a Vote of Security Holders.
          There were no matters submitted to a vote of stockholders during the quarter ended March 31, 2006.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
          The Company’s common stock is traded on the NASDAQ National Market under the symbol CRVL. The quarterly high and low per share sales prices for the Company’s common stock for fiscal years 2005 and 2006 as reported by NASDAQ are set forth below for the periods indicated. These prices represent prices among dealers, do not include retail markups, markdowns or commissions, and may not represent actual transactions.

	High	Low
Fiscal Year Ended March 31, 2005:
Quarter Ended June 30, 2004:	$36.75	$22.65
Quarter Ended September 30, 2004:	31.50	23.81
Quarter Ended December 31, 2004:	32.35	25.99
Quarter Ended March 31, 2005:	27.85	18.40

Fiscal Year Ended March 31, 2006:

Quarter Ended June 30, 2005:	$28.47	$19.90
Quarter Ended September 30, 2005:	29.00	22.73
Quarter Ended December 31, 2005:	23.96	15.90
Quarter Ended March 31, 2006:	22.02	16.87
          Holders. As of May 15, 2006, there were approximately 1,161 holders of record of the Company’s common stock according to the information provided by the Company’s transfer agent.
          Dividends. The Company has never paid any cash dividends on its common stock and has no current plans to do so in the foreseeable future. The Company intends to retain future earnings, if any, for use in the Company’s business. The payment of any future dividends on its common stock will be determined by the Board of Directors in light of conditions then existing, including the Company’s earnings, financial condition and requirements, restrictions in financing agreements, business conditions and other factors.
          Unregistered Sales of Equity Securities. None.
          Issuer Purchases of Equity Securities. There were no shares repurchased by the Company during the quarter ended March 31, 2006. During the fiscal year ended March 31, 2006 the Company repurchased 835,339 shares of its common stock.
Item 6. Selected Financial Data.
          The selected consolidated financial data of the Company appears in a separate section of this Annual Report on Form 10-K on page 39 and is incorporated herein by this reference.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
          Management’s Discussion and Analysis of Financial Condition and Results of Operations appears in a separate section of this Annual Report on Form 10-K beginning on page 40 and is incorporated herein by this reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
          As of March 31, 2006, the Company held no market risk sensitive instruments for trading purposes and the Company did not employ any derivative financial instruments, other financial instruments, or derivative commodity instruments to hedge any market risk. The Company had no debt outstanding as of March 31, 2006, and therefore, had no market risk related to debt.
Item 8. Financial Statements and Supplementary Data.
          The Company’s consolidated financial statements, as listed under Item 15, appear in a separate section of this Annual Report on Form 10-K beginning on page 51 and are incorporated herein by this reference. The financial statement schedule is included below under Item 15.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     None.

Item 9A. Controls and Procedures .
Evaluation of Disclosure Controls and Procedures
          Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting as of March 31, 2006, described below.
Management’s Report on Internal Control over Financial Reporting
          Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is designed to provide reasonable assurance to our management, the Board of Directors and investors regarding reliable preparation and presentation of published financial statements. Nonetheless, all internal control systems, no matter how well designed, have inherent limitations. Even systems determined to be effective as of a particular date can only provide reasonable assurance with respect to reliable financial statement preparation and presentation.
          A material weakness in internal control over financial reporting is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (United States) Auditing Standard No. 2), or a combination of control deficiencies, that result in there being more than a remote likelihood of material misstatement in the annual or interim financial statements would not be prevented or detected.
          Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (COSO). Based on our assessment, we believe that, as of March 31, 2006, our internal control over financial reporting was ineffective based on those criteria, in consideration of the material weaknesses described below.
          Inadequate resources. CorVel did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training to: (i) ensure the preparation of interim and annual financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP), (ii) effectively execute the principal control activities noted below, and (iii) remediate previously communicated deficiencies. The Company’s finance and accounting structure also did not support appropriate lines of authority, reporting, and accountability to achieve desired reliable financial reporting controls. In addition, the Company placed substantial reliance on manual procedures and detective controls that lacked adequate management monitoring for compliance.
          Control environment. We did not maintain an effective control environment. Specifically, we did not maintain: (i) a documented risk assessment process that adequately addresses COSO objectives, including strategic plans, budgets and clearly defined and communicated goals and objectives aligned with the assessment (ii) sufficient anti-fraud controls, such as the whistleblower program, communications, and training employees and the Board regarding fraud, (iii) adequate monitoring of existing controls over financial reporting and individual and corporate performance against expectations, (iv) appropriate human resource policies, such as background investigations and consistent performance reviews for key personnel, and (v) adequate documentation of actions taken by the Board regarding: fraud oversight, review and approval of external financial statements, actions supporting the Board independence and executive performance and compensation (including stock options, compliance with respective Board charters, and remediation of prior internal control weaknesses).
          Revenue and receivables reporting. Effective controls related to revenue and receivables reporting were not maintained. Specifically, controls were not properly designed or operating effectively to ensure: (i) adequate documentation of customer agreements, (ii) proper cutoff of revenue at month end, (iii) consistent evaluation of customer credit worthiness, (iv) complete and timely reviews of revenue entries, write-offs, and sales adjustments, (v) all receivable and allowance accounts are appropriately analyzed, (vi) the timely posting of all cash receipts, (vii) completed transactions were appropriately offset or reclassified via journal entries in a timely manner.

          Segregation of duties. Effective controls related to segregation of duties and restrictions on access to systems, financial applications and data were not maintained. The segregation of duties and systems access deficiencies affect financial reporting, payroll master and processing files, expenditure, fixed assets, revenue, and treasury controls. Specifically, management identified instances where various employees are responsible for custody, initiating, recording, and/or approving transactions thereby creating segregation of duties conflicts.
          Inadequate controls over accounts payable and other accruals. We did not maintain adequate controls over expense recognition through accounts payable and accrual procedures and systems. Out-of-period invoices were not specifically identified and accrued through accounts payable and accrued expense processes to ensure an accurate cutoff and proper matching of revenues and expenses. Accruals related to salaries and wages, bonuses, workers compensation, rebates, professional fees, and PPO expenses were not properly identified and recorded. Specifically, there was no consistent verification of: (i) completeness of supporting documents, (ii) review and approval of supporting documents by appropriate personnel, and (iii) completeness and accuracy of month-end accruals.
          Expenditure review and approval. Effective controls related to expenditure processing were not maintained. Specifically, controls were not properly designed or operating effectively to ensure: (i) payroll and benefit entries are reviewed and approved, (ii) accounts payable entries were reviewed and (iii) capital asset transactions are properly approved and recorded. In addition, controls over vendor master access and change monitoring were inadequate.
          Period-end financial reporting processes. Effective controls over period-end financial reporting processes were not maintained to effectively ensure: (i) the security and validity of data transfers between financial applications, including consolidation and associated spreadsheets, (ii) key reconciliations, account analyses, and summaries are performed and approved with appropriate resolution of reconciling items, (iii) journal entries, both recurring and non-recurring, are approved, (iv) the resulting financial information, statements and disclosures are reviewed and appropriate checklists are used for compliance with U.S. GAAP, (v) monthly closing checklists were used consistently and thoroughly to ensure all financial reporting procedures and controls were performed, and (vi) documented reviews of financial results are compared to budgets and expectations. In some cases, inaccurate or incomplete account analyses, account summaries and account reconciliations were prepared during the financial close and reporting process in the areas of cash, accounts receivable, fixed assets, and accruals.
          Accounting for income taxes. Effective controls over the accounting for income taxes were not maintained. Specifically, controls were not designed and in place to ensure that: (i) temporary and permanent book to tax differences are properly identified, (ii) deferred tax assets are recoverable, (iii) all tax-related accounts, including the income tax provision rate and pre-tax income, are properly reconciled to the trial balance or tax return, and (iv) all quarterly tax payments are accurately tracked and recorded.
          Accounting for fixed assets. Controls to ensure current, accurate and complete accounting for fixed assets were inadequate. The Company had no formal purchasing system or asset disposal system to help manage property and equipment. Additionally, there was insufficient formal, timely review of certain processes associated with the fixed asset management system. Specifically, there was: (i) no documented controls or monitoring of purchase orders for fixed assets, (ii) inadequate processes over the timely and complete receipt of receiving information and invoices for fixed asset additions to ensure timely recording of the fixed asset additions, (iii) limited review of the input of new acquisitions of property and equipment, (iv) no formal documented review of capital pending amounts to determine final categorization as capital or expense items, (v) no review of placed-in service dates, (vi) no review of system-generated depreciation expense, (vii) no documented periodic review of depreciable lives, and (viii) no formal approval of the fixed assets sub ledger reconciliation to the general ledger, with appropriate resolution of reconciling items.
          Treasury process. Effective controls related to certain treasury processes were not maintained. Specifically, controls were not properly designed or operating effectively to ensure: (i) proper authorization, monitoring and segregation of duties over wire transfers and other banking activities, (ii) proper authorization of stock option transactions, and (iii) timely bank account reconciliations are performed.

          Review of third party controls. Effective monitoring of third party controls supporting our financial reporting were not maintained. Specifically, controls were not properly designed or operating effectively to ensure adequate review of Independent Auditors’ Reports on Controls Placed in Operation and Tests of Operating Effectiveness (SAS 70 Type II reports) or additional control evaluation of the third party controls that support the accounting of benefit accruals and payroll transactions.
          Accounting for leases. Effective controls related to lease accounting were not maintained to ensure that lease transactions are adequately analyzed and the financial accounts properly reflect all lease agreements. Consequently, a restatement for lease activity in prior periods was required for the fiscal year 2004 and 2005 financial statements.
          Documentation of accounting policies and procedures. Effective controls over the documentation of accounting policies and procedures were not maintained. Written documentation of accounting policies, procedures and authority limits for approving various transactions were considered inadequate for: (i) fixed asset disposals, impairment analysis and physical inventory of assets, (ii) corporate purchasing policies, including policies covering dollar limits of approval for various levels of management on expenditures, check signing, wire transfers and other banking transactions, (iii) internally developed software costs, (iv) cash receipts processing, (v) income taxes, (vi) various accrual and reserve calculations, (vii) vendor set-up, and (viii) the extension of customer credit.
          Payroll. The Company does not maintain effective controls over payroll processing. There was inadequate segregation of duties relating to access to the payroll master files and processing files. In addition, there was insufficient review of the master file data for accuracy and completeness. There was no documented review of the comparison of the amounts paid for payroll, related taxes and payroll tax returns to the amounts recorded in the general ledger.
          Security Access over Consolidating Spreadsheets. The Company did not maintain effective controls over spreadsheets used in the Company’s financial reporting process. Specifically, controls were not designed and in place throughout the year to ensure that unauthorized modification of the data or formulas within spreadsheets was prevented.
          These control deficiencies result in a more than remote likelihood of material misstatements to the annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies constitute material weaknesses in these control activities.

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
CorVel Corporation
          We have audited management’s assessment, included in the accompanying CorVel Corporation Management’s Report on Internal Control Over Financial Reporting, that CorVel Corporation did not maintain effective internal control over financial reporting as of March 31, 2006, because of the effect of the material weaknesses identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CorVel Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
          We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
          A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
          Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
          A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:
•	The Company did not maintain an effective control environment. Specifically, the Company was lacking: (i) a robust risk assessment process that adequately addresses COSO objectives, including strategic plans, budgets and clearly defined and communicated goals and objectives aligned with the assessment, (ii) adequate monitoring of its existing control activities over financial reporting by management and individual and corporate performance against expectations, (iii) adequate anti-fraud controls in areas such as the whistleblower program, communication, and training of employees and the Board regarding fraud, (iv) adequate human resources policies and procedures, and (v) effective Audit Committee oversight, including adequate documentation of actions taken by the Board and remediation of prior internal control weaknesses.

•	The Company did not maintain a sufficient number of personnel and appropriate depth of experience for its accounting and finance departments to (i) ensure the preparation of interim and annual financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP), (ii) effectively execute the principal control activities noted below, and (iii) remediate previously communicated deficiencies. The Company’s finance and accounting structure also did not support appropriate lines of authority, reporting, and accountability to achieve desired reliable financial reporting controls. In addition, the Company placed heavy reliance on manual procedures and detective controls without quality control review and other monitoring controls in place to adequately identify and assess significant risks that may impact financial statements and related disclosures.

•	The Company did not maintain effective controls over its period-end financial reporting processes. Specifically, the controls were not designed and in place to ensure that: (i) journal entries, both recurring and non-recurring, were reviewed and approved, (ii) a review of the chart of accounts was performed timely to ensure all accounts and balances were appropriately reconciled, reviewed, and approved, with appropriate resolution of reconciling items, (iii) monthly closing checklists were used consistently and thoroughly to ensure all financial reporting procedures and controls were performed, (iv) disclosure checklists were used to ensure compliance with U.S. GAAP, (v) internal reporting and analysis were completed in a timely manner, and (vi) data transfer between application systems was complete and accurate.

•	The Company did not maintain adequate segregation of duties. The inadequate segregation of duties impacted the financial reporting processes, revenue controls, expenditure controls, fixed asset controls, payroll controls, and corporate treasury controls. Management did not provide adequate oversight and monitoring of finance personnel to compensate for the inadequate segregation of duties. We have identified deficiencies where the same individual had authority for activities that should be segregated, such as: (i) approval of vendors and payment processing transactions, (ii) employee master file maintenance and payroll transaction processing, (iii) journal entry creation and review and/or posting, (iv) application of cash receipts and account write-offs, and (v) information technology controls.

•	The Company did not maintain effective controls over access to systems, financial applications and data. Specifically, users with financial, accounting and reporting responsibilities also had access to financial application programs and data. Such access was not in compliance with appropriate segregation of duties requirements and was not independently monitored.

•	The Company did not maintain effective controls over the preparation of account analyses, account summaries and account reconciliations. In some cases, inaccurate or incomplete account analyses, account summaries and account reconciliations were prepared during the financial close and reporting process in the areas of cash, accounts receivable, fixed assets, and accruals.

•	The Company did not maintain effective controls over the documentation of accounting policies and procedures. The following areas had inadequate written documentation of accounting policies, procedures and authority limits for approving various transactions: (i) capitalized software, (ii) income taxes, (iii) various accrual and reserve calculations, (iv) fixed assets, (v) cash receipts, (vi) the extension of customer credit, (vii) vendor set-up, and (viii) corporate purchasing policies, including policies covering dollar limits of approval for various levels of management on expenditures, check signing, wire transfers and other banking transactions,.

•	The Company did not maintain effective controls over accounts payable and month-end accruals, including salaries and wages, bonuses, workers compensation, rebates, professional fees, and PPO expenses. There was no consistent verification of: (i) completeness of supporting documents, (ii) review and approval of supporting documents by appropriate personnel, and (iii) completeness and accuracy of month-end accruals.

•	The Company did not maintain effective controls related to expenditure processing. Specifically, controls were not properly designed or operating effectively to ensure that: (i) payroll and benefit entries are reviewed and approved, (ii) accounts payable entries are reviewed and (iii) capital asset transactions are properly approved and recorded. Furthermore, there were inadequate controls over systems access to new vendor set-up files and no independent reviews of changes to the vendor master file.

•	The Company did not maintain effective controls over the recording of, and accounting for, fixed assets. The Company had no formal purchasing system or asset disposal system to help manage property and equipment. Additionally, there was no formal, timely review of certain processes associated with the fixed asset management system. Specifically, there was: (i) no documented controls or monitoring of purchase orders for fixed assets, (ii) no processes over the timely and complete receipt of receiving information and invoices for fixed asset additions to ensure timely recording of the fixed asset additions, (iii) no review of the input of new acquisitions of property and equipment, (iv) no formal review of capital pending amounts to determine final categorization as capital or expense items, (v) no review of placed-in service dates, (vi) no review of system-generated depreciation expense, (vii) no periodic review of depreciable lives, and (viii) no proper approval of the fixed assets sub ledger reconciliation to the general ledger, with appropriate resolution of reconciling items.

•	The Company did not maintain effective control over the preparation and review of income taxes. Specifically, controls were not designed and in place to ensure that: (i) temporary and permanent book to tax differences are properly identified, (ii) deferred tax assets are recoverable, (iii) all tax-related accounts, including the income tax provision rate and pre-tax income, are properly reconciled to the trial balance or tax return, and (iv) all quarterly tax payments are accurately tracked and recorded.

•	The Company did not maintain effective controls related to revenue and receivables reporting, including the complete and timely review of revenue entries and the collection and application of payments and credits to accounts receivable. Specifically, there was: (i) no formal process for evaluating and authorizing customer credit, (ii) no control to ensure timely posting of all cash receipts, (iii) no process to ensure completed transactions were appropriately offset or reclassified via journal entries in a timely manner, (iv) no process to ensure adequate documentation of customer agreements, (v) no process to properly analyze accounts receivable, allowances, write-offs and related revenue adjustments, and (vi) no controls to ensure proper cut-off of revenue at month-end.

•	The Company does not maintain effective controls over payroll processing. There was inadequate segregation of duties relating to access to the payroll master files and processing files. In addition, there was no periodic review of the master file data for accuracy and completeness. There was no documented review of the comparison of the amounts paid for payroll, related taxes and payroll tax returns to the amounts recorded in the general ledger.

•	The Company did not maintain effective monitoring controls over transaction authorities and limits, including authorized signers for bank accounts and stock option activity. In addition, appropriate month-end cash cutoff procedures were not consistently followed and bank reconciliations were not completed in a timely manner.

•	The Company did not maintain effective controls over accounting for leases. Specifically, controls were not designed and in place to ensure that a proper and timely analysis of leases was performed. Consequently, the financial accounts did not reflect an accrual for leases with escalation lease clauses and resulted in a restatement to prior annual financial statements.

•	The Company did not maintain effective controls over spreadsheets used in the Company’s financial reporting process. Specifically, controls were not designed and in place throughout the year to ensure that unauthorized modification of the data or formulas within spreadsheets was prevented.

•	The Company did not maintain effective monitoring of third party controls supporting financial reporting. Specifically, controls were not properly designed or operating effectively to ensure adequate review of Independent Auditors’ Reports on Controls Placed in Operating and Tests of Operating Effectiveness (SAS 70 Type II reports) or related user control considerations that support the accounting of various accruals and payroll transactions.
          These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 financial statements, and this report does not affect our report dated June 28, 2006, which expressed an unqualified opinion on those financial statements.
          In our opinion, management’s assessment that CorVel Corporation did not maintain effective internal control over financial reporting as of March 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, CorVel Corporation has not maintained effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
/s/ Grant Thornton LLP

Portland, Oregon
June 28, 2006
Item 9B. Other Information.
          None.

PART III
Item 10. Directors and Executive Officers of the Registrant.
(a)	Identification of Directors.
          The information under the captions “Proposal One: Election of Directors” and “Corporate Governance, Board Composition and Board Committees” appearing in the Company’s Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders is incorporated herein by reference.
(b)	Identification of Executive Officers and Certain Significant Employees.
          The information under the caption “Directors and Executive Officers of the Company” appearing in the Company’s Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders is incorporated herein by reference.
(c)	Compliance with Section 16(a) of the Exchange Act.
          The information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the Company’s Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders is incorporated herein by reference.
(d)	Code of Ethics.
          The Board of Directors has adopted a code of ethics and business conduct that applies to all of the Company’s employees, officers (including the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions) and directors. The full text of the Company’s code of ethics and business conduct is posted on the Company’s Web site at http://www.corvel.com under the “Investor Relations” section. The Company intends to disclose future amendments to certain provisions of the Company’s code of ethics and business conduct, or waivers of such provisions, applicable to the Company’s directors and executive officers (including the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions), at the same location on the Company’s Web site identified above. The inclusion of the Company’s Web site address in this report does not include or incorporate by reference the information on the Company’s Web site into this report.
Item 11. Executive Compensation.
          The information under the captions “Executive Compensation,” “Compensation of Directors” and “Compensation Committee Interlocks and Insider Participation” appearing in the Company’s Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
          The information under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” appearing in the Company’s Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions.
          The information under the caption “Certain Transactions” appearing in the Company’s Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders is incorporated herein by reference.
          Mr. Clemons has an adult son, V. Gordon Clemons, Jr., who is currently employed by the Company as its Vice President of Business Development. V. Gordon Clemons, Jr. became an employee of the Company in 2001 as a Product Manager, served as Director of Business Development from June 2002 to March 2006, and was promoted to Vice President of Business Development in March 2006. V. Gordon Clemons, Jr. has received a salary of $64,999, $77,249, $100,417, $106,876 and $120,681 for fiscal years 2002, 2003, 2004, 2005, and 2006, respectively. V. Gordon Clemons, Jr. also received a bonus of $10,725, $20,580, $23,410, and $23,603 for fiscal years 2003, 2004, 2005, and 2006, respectively. V. Gordon Clemons, Jr. also received option grants for 3,325 shares, 3,400 shares, 2,400 shares, 2,400 shares, and 2,750 shares for fiscal years 2002, 2003, 2004, 2005, and 2006, respectively. V. Gordon Clemons, Jr. received other compensation of annual premiums and matching 401(k) contributions in the aggregate amounts of $127, $251, $35, $68, and $74 for fiscal years 2002, 2003, 2004, 2005, and 2006, respectively, paid by the Company for the purchase of group term life insurance in an amount equal to his annual salary and as matching contributions by the Company to the Company’s Section 401(k) Plan.
Item 14. Principal Accountant Fees and Services
          The information under the caption “Principal Accountant Fees and Services” and in the second paragraph under the caption “Ratification of Appointment of Independent Auditors” appearing in the Company’s Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
     (a)(1) Financial Statements:
          The Company’s financial statements appear in a separate section of this Annual Report on Form 10-K beginning on the pages referenced below:
     (2) Financial Statement Schedule:
          The Company’s consolidated financial statements, as listed under Item 15(a)(1), appear in a separate section of this Annual Report on Form 10-K beginning on page 51. The Company’s financial statement schedule is as follows:
Schedule II – Valuation and Qualifying Accounts

		Additions
	Balance at	Charged to
	Beginning of	Costs and		Balance at
	Year	Expenses	Deductions	End of Year
Allowance for doubtful accounts:
Year Ended March 31, 2006:	$3,487,000	$3,713,000	$(3,713,000)	$3,487,000
Year Ended March 31, 2005:	3,470,000	2,355,000	(2,338,000)	3,487,000
Year Ended March 31, 2004:	3,473,000	2,100,000	(2,103,000)	3,470,000

(3) Exhibits:
EXHIBITS

Exhibit
No.	Title	Method of Filing
3.1	Certificate of Incorporation of the Company	Incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002.

3.2	Bylaws of the Company	Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 Registration No. 33-40629.

10.1*	Nonqualified Stock Option Agreement between V. Gordon Clemons, the Company and North Star together with all amendments and addendums thereto	Incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 Registration No. 33-40629.

10.2*	Supplementary Agreement between V. Gordon Clemons, the Company and North Star	Incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 Registration No. 33-40629.

10.3*	Amendment to Supplementary Agreement between Mr. Clemons, the Company and North Star	Incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1992.

10.4*	Restated 1988 Executive Stock Option Plan, as amended	Incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1995.

10.5*	Form of Notice of Grant of Stock Option Under the Restated 1988 Executive Stock Option	Incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994.

10.6*	Form of Stock Option Agreement under the Restated 1988 Executive Stock Option Plan	Incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994.

10.7*	Form of Notice of Exercise under the Restated 1988 Executive Stock Option Plan	Incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994.

10.8*	Employment Agreement of V. Gordon Clemons	Incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 Registration No. 33-40629.

10.9*	Restated 1991 Employee Stock Purchase Plan, as amended	Incorporated herein by reference to Exhibit 10.11 in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1995.

10.10	Fidelity Master Plan for Savings and Investment, and amendments	Incorporated herein by reference to Exhibits 10.16 and 10.16A to the Company’s Registration Statement on Form S-1 Registration No. 33-40629.

10.15	Shareholder Rights Plan	Incorporated herein by reference to the Company’s Form 8-K filed on February 28, 1997.

10.16	Amended Shareholder Rights Plan	Incorporated herein by reference to the Company’s Form 8-K filed on May 24, 2002.

10.17	Employment Agreement of Dan Starck*	Incorporated herein by reference to the Company’s Form 8-K filed on May 30, 2006.

Exhibit
No.	Title	Method of Filing
21.1	Subsidiaries of the Company	Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

*	- Denotes management contract or compensatory plan or arrangement.
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
V. Gordon Clemons
Chairman and Chief Executive Officer

Date: June 29, 2006
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 29, 2006.

Signature	Title

/s/ V. Gordon Clemons V. Gordon Clemons	Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ SCOTT McCLOUD Scott McCloud	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ ALAN HOOPS Alan Hoops	Director

/s/ Steven J. Hamerslag Steven J. Hamerslag	Director

/s/ Judd Jessup Judd Jessup	Director

/s/ Jeffrey J. Michael Jeffrey J. Michael	Director

SELECTED CONSOLIDATED FINANCIAL DATA
          The following selected financial data for each of the fiscal year for the five years ended March 31, 2006, have been derived from the Company’s audited consolidated financial statements. The following data should be read in conjunction with the Company’s Consolidated Financial Statements, the related notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The following amounts are in thousands, except per share data.

	Year Ended March 31,
	2002	2003	2004	2005	2006
	(Restated)	(Restated)
Statement of Income Data:
Revenues	$235,912	$282,776	$305,279	$291,000	$266,504
Cost of revenues	193,348	230,991	253,846	246,341	221,060

Gross profit	42,564	51,785	51,433	44,659	45,444

General and administrative	18,783	25,081	26,067	28,144	29,590

Income before income taxes	23,781	26,704	25,366	16,515	15,854
Income tax provision	9,036	10,147	9,353	6,358	6,101

Net income	$14,745	$16,557	$16,013	$10,157	$9,753

Net income per share:
Basic	$1.34	$1.54	$1.51	$0.97	$1.01

Diluted	$1.30	$1.50	$1.48	$0.97	$1.00

Shares used in computing net income per share:
Basic	11,043	10,735	10,585	10,419	9,689
Diluted	11,367	11,057	10,838	10,520	9,728
Return on beginning of year equity	25.3%	27.4%	24.1%	13.2%	13.3%
Return on beginning of year assets	18.9%	20.5%	16.6%	9.5%	9.2%

	2002	2003	2004	2005	2006
	(Restated)	(Restated)	(Restated)	(Restated)
Balance Sheet Data as of March 31,
Cash and cash equivalents	$12,601	$5,913	$8,641	$8,945	$14,206
Accounts receivable, net	33,040	45,394	45,538	45,611	39,521
Working capital	34,918	36,865	40,598	38,599	34,597
Total assets	80,683	96,645	106,716	105,698	100,098
Retained earnings	86,675	103,232	119,245	129,402	139,155
Treasury stock	(69,140)	(84,127)	(96,281)	(113,481)	(132,205)
Total stockholders’ equity	60,362	66,572	76,974	73,593	68,036
          Certain numbers in fiscal 2002, 2003, 2004 and 2005 were restated. Please see additional discussion in the following Management’s Discussion and Analysis and Footnote B to the financial statements.

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
          Patient Management Services
          In addition to its network solutions services, the Company offers a range of patient management services, which involve working on a one-on-one basis with injured employees and their various healthcare professionals, employers and insurance company adjusters. Patient management services are designed to monitor the medical necessity and appropriateness of healthcare services provided to workers’ compensation and other healthcare claimants and to expedite return-to-work. The Company offers these services on a stand-alone basis, or as an integrated component of its medical cost containment services.
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
          Summary of Fiscal 2006 Annual Results
          The Company reported revenues of $267 million for fiscal year ended March 31, 2006, a decrease of $24 million, or 8% compared to $291 million in fiscal year ended March 31, 2005. The Company reported sequential declining quarterly revenues for the first three quarters of fiscal year 2006. Sequential revenue decreases for the first three quarters of fiscal 2006 were 3%, 6%, and 5% from the previous quarter. In the quarter ended March 31, 2006, the Company reported revenues of $66.4 million, an increase in revenue of $3.3 million, or 5.2% over the $63.1 million reported in the previous quarter ended December 31, 2005. The revenue for the quarter ended March 31, 2006 also benefited from two extra business days in the quarter compared to the quarter ended December 31, 2005.
          The continued decrease in the number of jobs in the manufacturing sector and its corresponding effect on the number of workplace injuries that have become longer-term disability cases, the considerable price competition given the flat-to-declining overall workers compensation market, the increase in competition from local and regional competition, changes and the potential changes in state workers’ compensation and auto managed care laws, which can reduce demand for the Company’s services, have created an environment where revenue and margin growth is more difficult to attain and where revenue growth is uncertain. Additionally, the Company’s technology and preferred provider network competes against other companies, some of which have more resources available. Also, some customers may handle their managed care services in-house and may reduce the amount of services which are outsourced to managed care companies such as CorVel Corporation.
          Results of Operations
          The Company derives its revenues from providing patient management and network solutions services to payors of workers’ compensation benefits, auto insurance claims and health insurance benefits. Patient management services include utilization review, medical case management and vocational rehabilitation. Network solutions revenues include fee schedule auditing, hospital bill auditing, independent medical examinations, diagnostic imaging review services and preferred provider referral services. The percentages of revenues attributable to patient management and network solutions services for the fiscal years ended March 31, 2004, 2005, and 2006 are listed below.

	2004	2005	2006
Patient management services	45.2%	44.4%	42.7%
Network solutions services	54.8%	55.6%	57.3%

	100.0%	100.0%	100.0%

          Income Statement Percentages
          The following table sets forth, for the periods indicated, the percentage of revenues represented by certain items reflected in the Company’s consolidated statements of income. The Company’s past operating results are not necessarily indicative of future operating results.

	Year Ended March 31,
	2004	2005	2006
Revenues	100.0%	100.0%	100.0%
Cost of revenues	83.2	84.6	82.9

Gross profit	16.8	15.4	17.1
General and administrative	8.5	9.7	11.1

Income before income taxes	8.3	5.7	6.0
Income tax expense	3.1	2.2	2.3

Net income	5.2%	3.5%	3.7%

          Revenue
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
          Change in Revenue
          2006 Compared to 2005
          Revenues decreased by 8.2% to $267 million in fiscal 2006, from $291 million in fiscal year 2005, a decrease of $24 million. Nearly two-thirds of this decrease was attributable to the decrease in revenue from the Company’s patient management services primarily due to a decrease in the patient management referrals received by the Company. The decrease was primarily the result of a continued softness in the national labor market, especially the manufacturing sector of the economy. The Company has been negatively impacted by a reduction in the overall claims volume due to employers implementing workplace safety programs. Employers have also been more aggressive in seeking early intervention services which the Company and the Company’s competitors offer, decreasing the length of a claim and decreasing the need for on-site case management services. The rest of the decrease in revenues was attributable to a decrease in demand for the Company’s network solution services, primarily demand for the IME (independent medical examination) and MRI services.
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
          Change in Cost of Revenue
          2006 Compared to 2005
          The Company’s cost of revenues decreased from $246 million in fiscal 2005 to $221 million in fiscal 2006, a decrease of 10.2% or $25 million. The decrease in cost of revenues is primarily attributable to the decrease in revenues noted above. The Company reduced their field employee headcount as revenue decreased. Approximately one quarter of the decrease is attributable to a decrease in direct labor costs of $6.3 million. The Company has been working to decrease direct labor costs in response to the reduction in demand for the Company’s services resulting from the soft national labor market. The Company also experienced lower direct costs for MRI, IME and prescription drug patient management services of $2.7 million, $2.8 million and $1.3 million respectively. The decreases in these costs are directly attributable to related decreases in these respective services.
          The largest components of the field indirect costs and changes from fiscal 2005 to fiscal 2006 are: manager salaries, which experienced a decrease of $1.5 million; and clerical salaries, which decreased by $2.5 million. The Company has been working to decrease indirect labor costs in response to the reduction in demand for the Company’s services and corresponding decrease in direct labor, but there can be no assurance that the Company will be successful in doing so.
          2005 Compared to 2004
          The Company’s cost of revenues decreased from $254 million in fiscal 2004 to $246 million in fiscal 2005, a decrease of 3.3% or $8 million. The decrease in cost of revenues is primarily attributable to the decrease in revenues noted above. The Company reduced their field employee headcount as revenue decreased. Approximately half of the decrease is attributable to a decrease in direct labor costs of $3.4 million. The Company has been working to decrease direct labor costs in response to the reduction in demand for the Company’s services resulting from the soft national labor market. The Company also experienced lower direct costs for MRI and prescription drug patient management services of $2.4 million and $1.4 million respectively. The decreases in these costs are directly attributable to related decreases in these respective services.

          General and Administrative Costs
          During fiscals 2004, 2005 and 2006, approximately 62%, 62%, and 59%, respectively, of general and administrative costs consisted of corporate systems costs, which include the corporate systems support, implementation and training, amortization of software development costs, depreciation of the hardware costs in the Company’s national systems, the Company’s national wide area network, and other systems related costs. The remaining general and administrative costs consist of national marketing, national sales support, corporate legal, corporate insurance, human resources, accounting, product management, new business development, and other general corporate expenses.
          Change in General and Administrative Costs
          2006 Compared to 2005
          General and administrative expense increased $2 million from $28 million in fiscal 2005 to $30 million in fiscal 2006. General and administrative expense increased as a percentage of revenue by 1.4% from 9.7% of revenue in fiscal 2005 to 11.1% of revenue in fiscal 2006. The increase was primarily related to increased expenditures in auditing and consulting fees attributable to the requirements of the Sarbanes-Oxley Act of 2002. The Company’s accounting and legal costs increased by $1.7 million. This increase was partially offset by a decrease of $0.6 million in the Company’s marketing costs. System costs, included in general and administrative costs, fell as a percentage of general and administrative costs even though their expense, in absolute dollars, remained similar to fiscal year 2005.
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
          Income Tax Provision
          The Company’s income tax expense for fiscal 2004, 2005, and 2006 were $9 million, $6 million, and $6 million respectively. The tax expense remained unchanged during fiscal 2006 from 2005 because the income before taxes and effective tax rate were both relatively unchanged. The effective income tax rates for fiscal 2004, 2005, and 2006 were 37%, 38%, and 38% respectively. These rates differed from the statutory federal tax rate of 35.0% primarily due to state income taxes and certain non-deductible expenses.
          Restatement of prior year financial statements
          During fiscal year 2006, the Company determined that it should restate its financial statements as its accounting policy for leased properties was not in accordance with SFAS No. 13, “Accounting for Leases,” as amended, and Financial Accounting Standards Board Technical Bulletin No. 88-1, “Issues Related to Accounting for Leases”; and its then-current method of accounting for rent on an actual basis rather than on a straight-line basis was not in accordance with Financial Accounting Standards Board Technical Bulletin No. 85-3 “Accounting for Operating Leases with Schedule Rent Increases”. The Company determined that the impact on net income for fiscal year 2004 and 2005 was immaterial. The Company restated its consolidated balance sheet at March 31, 2005 and its consolidated statements of stockholders’ equity for the fiscal years ended March 31, 2003, 2004 and 2005.
          The above-noted correction resulted in increased rent in the years prior to fiscal 2004 and recognition of a deferred rent liability, including related tax effects. These adjustments had no effect on historical or future cash flows or the timing of payments under the related leases.

          The following is a summary of the effects of these changes on the Company’s consolidated balance sheet as of March 31, 2005 and the consolidated statements of stockholders’ equity for the fiscal years ended March 31, 2003, 2004 and 2005.
          For the audited financial statements, the adjustment noted above has the following impact:
Consolidated Balance Sheet as of March 31, 2005:

	As previously
	Reported	Adjustment	As Restated
Fiscal year ended March 31, 2005
Deferred income tax asset	$4,152,000	$405,000	$4,557,000
Total assets	105,293,000	405,000	105,698,000
Accrued liabilities	11,059,000	1,053,000	12,112,000
Retained earnings	130,050,000	(648,000)	129,402,000
Total stockholders’ equity	74,241,000	(648,000)	73,593,000
Consolidated Statements of Stockholders’ Equity for fiscal years ended March 31, 2003, 2004, and 2005:

	As previously
	reported	Adjustment	As Restated
Retained earnings as of:
March 31, 2003	$103,880,000	$(648,000)	$103,232,000
March 31, 2004	119,893,000	(648,000)	119,245,000
March 31, 2005	130,050,000	(648,000)	129,402,000

Stockholders’ Equity as of:
March 31, 2003	$67,220,000	$(648,000)	$66,572,000
March 31, 2004	77,622,000	(648,000)	76,974,000
March 31, 2005	74,241,000	(648,000)	73,593,000
          The restatement had an insignificant impact on the consolidated statements of income and no impact on the consolidated statements of cash flows for the fiscal years ended March 31, 2004 and 2005 and therefore no changes have been reflected. The Company’s historical income statement for the fiscal year ended March 31, 2005 properly reflected the Company’s lease expense in accordance with FAS 13.
          Liquidity and Capital Resources
          The Company has historically funded its operations and capital expenditures primarily from cash flow from operations, and to a lesser extent, stock option exercises. The Company’s net accounts receivables have historically averaged below 60 days of average sales. Property, net of accumulated depreciation, has averaged approximately 10% or less of annual revenue. These historical ratios of investments in assets used in the business has allowed the Company to generate sufficient cash flow to repurchase $132 million of its common stock during the past ten fiscal years, without incurring debt, on cumulative net earnings of $140 million.
          The Company believes that cash from operations, existing working capital, and funds from the exercise of stock options granted to employees are adequate to fund existing obligations, repurchase shares of the Company’s common stock, introduce new services and continue to develop healthcare-related businesses. The Company regularly evaluates cash requirements for current operations and commitments, and for capital acquisitions and other strategic transactions. The Company may elect to raise additional funds for these purposes, either through debt or additional equity, the sale of investment securities or otherwise, as appropriate. There can be no assurance, however, that such additional funds would be available in the amounts, at the times and on terms favorable to the Company, or at all.
          Net working capital decreased from $39 million to $35 million, primarily due to an $6 million decrease in accounts receivable primarily due to a reduction in revenue from $291 million in fiscal year ended March 31, 2005 to $267 million in fiscal year ended March 31, 2006 and a decrease in the net days sales outstanding. The net days sales outstanding in accounts receivable was 57 days at March 31, 2005 and was 54 days at March 31, 2006.

          As of March 31, 2006, the Company had $14 million in cash and cash equivalents, invested primarily in short-term, highly liquid investments with maturities of 90 days or less.
          In April 2003, the Company entered into a credit agreement with a financial institution to provide borrowing capacity of up to $5 million. In March 2005, the Company’s Board of Directors authorized an increase in the credit agreement by $5 million, to $10 million. This agreement expired in September 2005. Borrowings under this agreement had bore interest, at the Company’s option, at a fluctuating LIBOR-based rate plus 1.25% or at the financial institution’s prime lending rate. There were no borrowings under the line of credit at March 31, 2005 or during the fiscal year ended March 31, 2006. The loan covenants had required the Company to maintain a quick ratio of at least 2:1, a tangible net equity of at least $45 million, and have positive net income. The Company was in compliance with these covenants at all times during fiscal year ended March 31, 2005 and during fiscal 2006 during the periods when the line of credit was in effect.
          Management believes that the cash balance at March 31, 2006 along with anticipated internally generated funds will be sufficient to meet the Company’s expected cash requirements for at least the next twelve months.
Operating Cash Flows
          2006 Compared to 2005
          Net cash provided by operating activities increased from $26 million in fiscal 2005 to $29 million in fiscal 2006. The increase in cash provided by operations was primarily due to the decrease in net accounts receivable from $46 million at March 31, 2005 to $40 million at March 31, 2006. This decrease in accounts receivable is primarily due to the decrease in revenues from $291 million in fiscal 2005 to $267 million in fiscal 2006. Additionally, the decrease in net accounts receivable is due to the decrease in net days sales outstanding from 57 days at March 31, 2005 to 54 days at March 31, 2006.
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
Investing Activities
          2006 Compared to 2005
          Net cash flow used in investing activities decreased from $12 million in fiscal 2005 to $8 million in fiscal 2006. This decrease in investing activity is primarily due to the reduction in the volume of business and the investment in the prior years. The Company expects future expenditures for property and equipment to increase if revenues increase.
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

Financing Activities
2006 Compared to 2005
          Net cash flow used in financing activities increased from $14 million in fiscal 2005 to $16 million in fiscal 2006. The increase in cash flow used in financing activities was primarily due to the increased amount spent to repurchase shares of the Company’s common stock. In fiscal 2005, the Company repurchased $17 million of common stock (691,720 shares, at an average price of $24.86 per share). In fiscal 2006, the Company repurchased $19 million of common stock (835,339 shares, at an average price of $22.42 per share). Cash proceeds from the Company’s stock option and employee stock purchase plan were $3 million in both fiscal 2005 and fiscal 2006. If the Company continues to generate cash flow from operating activities, the Company may continue to repurchase shares of its common stock on the open market, if authorized by the Company’s Board of Directors, or seek to identify other businesses to acquire. In June 2006, the Company’s Board of Directors approved an increase in the authorized number of shares to repurchase by 1,000,000 shares to 8,100,000 shares.
2005 Compared to 2004
          Net cash flow used in financing activities increased from $8 million in 2004 to $14 million in 2005. The increase in cash flow used in financing activities was primarily due to the increased amount spent to repurchase shares of the Company’s common stock. In fiscal 2004, the Company repurchased $12 million of common stock (342,121 shares, at an average price of $35.53 per share). In fiscal 2005, the Company repurchased $17 million of common stock (691,720 shares, at an average price of $24.86 per share). Cash proceeds from the exercise of stock options decreased from $3 million in fiscal 2004 to $2 million in fiscal 2005.
Contractual Obligations
          The following table set forth our contractual obligations at March 31, 2006, which are future minimum lease payments due under noncancelable operating leases:

	For the fiscal years ended March 31:
	Total	2007	2008 - 2009	2010 - 2011	After 2011
Operating Leases	$30,465,000	$10,307,000	$14,679,000	$4,867,000	$612,000

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
          Allowance for Uncollectible Accounts: The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customers’ current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. There has been no change in the net reserve balance during the past three years. No one customer accounted for 10% or more of accounts receivable at any of the fiscal years ended March 31, 2004, 2005, and 2006.
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

Recently Issued Accounting Standards
     In December 2004, the FASB issued Statement of Financial Accounting Standards No. (“SFAS”) 153, Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29 (“SFAS 153”), which is based on the principle that nonmonetary asset exchanges should be recorded and measured at the estimated fair value of the assets exchanged, with certain exceptions. SFAS 153 amends Accounting Principles Board (“APB”) Opinion No. 29, Accounting for Nonmonetary Transactions, to eliminate the fair-value exception for nonmonetary exchanges of similar productive assets and replace it with a general exception for nonmonetary exchanges that do not have commercial substance. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 (fiscal year beginning April 1, 2006 for the Company). The Company does not anticipate any material impact on its financial statements upon adoption of this statement.
     In December 2004, the FASB issued SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123R”). This statement requires companies to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. SFAS 123R eliminates the intrinsic value-based method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, that the Company currently uses. This statement is effective for the Company beginning in the first quarter of fiscal 2007. SFAS 123R offers alternate methods of adopting this standard. The Company plans to adopt SFAS 123R on a modified prospective basis in the first quarter of fiscal 2007 and will continue to use the Black-Scholes option pricing model to estimate the fair value of stock options granted. Based on current analyses and information, the Company expects that the combination of expensing stock options upon adoption of SFAS 123R and grants of other stock options will result in approximately $900,000 of additional non-cash compensation expense, before income tax benefit, in fiscal 2007. The Company’s actual stock-based compensation expense could differ materially from this estimate depending upon the timing and magnitude of new awards, the number and mix of new awards, changes in the fair market value or volatility of the Company’s common stock, as well as unanticipated changes in the Company’s workforce.
     In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin 107 (“SAB 107”) that expresses the views of the SEC regarding the interaction between SFAS 123R and certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from non-public to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123R in an interim period, capitalization of compensation costs related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, the modification of employee share options prior to adoption of SFAS 123R, and disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations subsequent to adoption of SFAS 123R. The Company is currently evaluating the impact that SAB 107 will have on its consolidated financial position, results of operations, and cash flows upon its adoption in 2007. The Company does not anticipate any material impact on its financial statements upon adoption of this statement.
     In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate any material impact on its financial statements upon adoption of this statement.

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
CorVel Corporation
We have audited the accompanying consolidated balance sheets of CorVel Corporation (the Company) as of March 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CorVel Corporation as of March 31, 2006 and 2005, and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended March 31, 2006 in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note B, the Company has restated its 2005 and 2004 consolidated financial statements.
Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The accompanying Schedule II for each of the three years in the period ended March 31, 2006 of CorVel Corporation is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of CorVel Corporation’s internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 28, 2006, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of material weaknesses.
/s/ GRANT THORNTON LLP
Portland, Oregon
June 28, 2006

CORVEL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended March 31,
	2004	2005	2006
REVENUES	$305,279,000	$291,000,000	$266,504,000
Cost of revenues	253,846,000	246,341,000	221,060,000

Gross profit	51,433,000	44,659,000	45,444,000
General and administrative	26,067,000	28,144,000	29,590,000

Income before income tax provision	25,366,000	16,515,000	15,854,000
Income tax provision	9,353,000	6,358,000	6,101,000

NET INCOME	$16,013,000	$10,157,000	$9,753,000

Net income per share:
Basic	$1.51	$0.97	$1.01

Diluted	$1.48	$0.97	$1.00

Weighted average shares outstanding:
Basic	10,585,000	10,419,000	9,689,000
Diluted	10,838,000	10,520,000	9,728,000
See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,
	2005	2006
	(Restated)
ASSETS
Current Assets
Cash and cash equivalents	$8,945,000	$14,206,000
Accounts receivable (less allowance for doubtful accounts of $3,487,000 in 2005 and $3,487,000 in 2006)	45,611,000	39,521,000
Prepaid expenses and taxes	3,891,000	2,221,000
Deferred income taxes	4,557,000	4,521,000

Total current assets	63,004,000	60,469,000
Property and equipment, net	29,649,000	26,459,000
Goodwill	12,642,000	12,620,000
Non-current deferred income taxes and other assets	403,000	550,000

	$105,698,000	$100,098,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts and taxes payable	$12,293,000	$13,712,000
Accrued liabilities	12,112,000	12,160,000

Total current liabilities	24,405,000	25,872,000
Deferred income taxes	7,700,000	6,190,000
Commitments and Contingencies	—	—

Stockholders’ Equity

Common Stock, $.0001 par value: 20,000,000 shares authorized; 16,338,332 (10,073,184, net of Treasury shares) and 16,517,387 shares (9,416,900, net of the Treasury shares) issued and outstanding in 2005 and 2006, respectively	2,000	2,000
Paid-in Capital	57,670,000	61,084,000
Treasury Stock, at cost (6,265,148 shares in 2005 and 7,100,487 shares in 2006)	(113,481,000)	(132,205,000)
Retained Earnings	129,402,000	139,155,000

Total stockholders’ equity	73,593,000	68,036,000

	$105,698,000	$100,098,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended March 31, 2004, 2005, and 2006

							Total
	Common	Stock	Paid-In-	Treasury	Treasury	Retained	Shareholders’
	Shares	Amount	Capital	Shares	Stock	Earnings (Restated)	Equity (Restated)
Balance – March 31, 2003 as previously reported	15,857,676	$2,000	$47,465,000	(5,231,307)	$(84,127,000)	$103,880,000	$67,220,000
Restatement for lease liability	—	—	—	—	—	(648,000)	(648,000)

Balance – March 31, 2003, as restated	15,857,676	2,000	47,465,000	(5,231,307)	(84,127,000)	103,232,000	66,572,000
Stock issued under employee stock purchase plan	39,295	—	1,143,000	—	—	—	1,143,000

Stock issued under stock option plan, net of shares repurchased	266,133	—	3,365,000	—	—	—	3,365,000
Income tax benefits from stock option exercises	—	—	2,035,000	—	—	—	2,035,000
Purchase of treasury stock	—	—	—	(342,121)	(12,154,000)	—	(12,154,000)
Net income	—	—	—	—	—	16,013,000	16,013,000

Balance – March 31, 2004	16,163,104	2,000	54,008,000	(5,573,428)	(96,281,000)	119,245,000	76,974,000
Stock issued under employee stock purchase plan	48,883	—	1,043,000	—	—	—	1,043,000

Stock issued under stock option plan, net of shares repurchased	126,345	—	1,746,000	—	—	—	1,746,000
Income tax benefits from stock option exercises	—	—	873,000	—	—	—	873,000
Purchase of treasury stock	—	—	—	(691,720)	(17,200,000)	—	(17,200,000)
Net income	—	—	—	—	—	10,157,000	10,157,000

Balance – March 31, 2005	16,338,332	2,000	57,670,000	(6,265,148)	(113,481,000)	129,402,000	73,593,000
Stock issued under employee stock purchase plan	35,098	—	658,000	—	—	—	658,000

Stock issued under stock option plan, net of shares repurchased	143,957	—	2,337,000	—	—	—	2,337,000
Income tax benefits from stock option exercises	—	—	419,000	—	—	—	419,000
Purchase of treasury stock	—	—	—	(835,339)	(18,724,000)	—	(18,724,000)
Net income	—	—	—	—	—	9,753,000	9,753,000

Balance – March 31, 2006	16,517,387	$2,000	$61,084,000	(7,100,487)	$(132,205,000)	$139,155,000	$68,036,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2004	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$16,013,000	$10,157,000	$9,753,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,958,000	11,085,000	10,940,000
Loss on write down or disposal of property or capitalized software	—	238,000	26,000
Provision for doubtful accounts	2,100,000	2,355,000	3,713,000
Tax benefits from stock option exercises	2,035,000	873,000	419,000
Provision (benefit) for deferred income taxes	1,323,000	1,787,000	(1,474,000)
Changes in operating assets and liabilities:
Accounts receivable	(1,941,000)	(2,428,000)	2,377,000
Prepaid expenses and taxes	(536,000)	1,472,000	1,670,000
Accounts and taxes payable	789,000	1,528,000	1,419,000
Accrued liabilities	(1,975,000)	(788,000)	48,000
Other assets	(42,000)	76,000	(147,000)

Net cash provided by operating activities	27,724,000	26,355,000	28,744,000

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of business, net of cash acquired	(4,228,000)	(80,000)	—
Purchases of property and equipment	(13,122,000)	(11,560,000)	(7,754,000)

Net cash used in investing activities	(17,350,000)	(11,640,000)	(7,754,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from employee stock purchase plan	1,143,000	1,043,000	658,000
Proceeds from exercise of stock options	3,365,000	1,746,000	2,337,000
Purchase of treasury stock	(12,154,000)	(17,200,000)	(18,724,000)

Net cash used in financing activities	(7,646,000)	(14,411,000)	(15,729,000)

Net increase in cash and cash equivalents	2,728,000	304,000	5,261,000
Cash and cash equivalents at beginning of year	5,913,000	8,641,000	8,945,000

CASH AND CASH EQUIVALENTS AT END OF YEAR	$8,641,000	$8,945,000	$14,206,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005 and 2006
Note A – Summary of Significant Accounting Policies
          Organization: CorVel Corporation (CorVel or the Company) provides services and programs nationwide that are designed to enable insurance carriers, third party administrators and employers with self-insured programs to administer, manage and control the cost of workers’ compensation and other healthcare benefits.
          Basis of Presentation: The consolidated financial statements include the accounts of CorVel and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.
          Use of Estimates: The preparation of financial statements in conforming with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. Actual results could differ from those estimates. Significant estimates include the allowance for doubtful accounts, accrual for income taxes, and accrual for self-insurance reserves.
          Cash and Cash Equivalents: Cash and cash equivalents consists of short-term highly-liquid investments with maturities of 90 days or less when purchased.
          Fair Value of Financial Instruments: The carrying amounts of the Company’s financial instruments (i.e. cash, accounts receivable, accounts payable, etc.) approximate their fair values at March 31, 2005 and 2006.
          Revenue Recognition: The Company’s revenues are recognized primarily as services are rendered based on time and expenses incurred. A certain portion of the Company’s revenues are derived from fee schedule auditing which is based on the number of provider charges audited and, to a limited extent, on a percentage of savings achieved for the Company’s clients. The revenue mix percentages shown below have been adjusted to include utilization review with the patient management services revenue. The percentages of revenues attributable to patient management and network solutions services for the fiscal years ended March 31, 2004, 2005, and 2006 are listed below.

	2004	2005	2006
Patient management services	45.2%	44.4%	42.7%

Network solutions services	54.8%	55.6%	57.3%

	100.0%	100.0%	100.0%

          Accounts Receivable: The majority of the Company’s accounts receivable are due from companies in the property and casualty insurance industries. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company and the condition of the general economy and the industry as a whole. There has been no change in the reserve balance during the past two years. The Company writes off accounts receivable, along with sales adjustments, to cost of sales when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Accounts receivable includes $3,561,000 and $2,883,000 of unbilled receivables at March 31, 2005 and 2006, respectively. Unbilled receivables represent the revenue for the work performed for which has not yet been invoiced to the customer. Unbilled receivables are generally invoiced within the following month. No one customer accounted for 10% or more of accounts receivable at any of the fiscal years ended March 31, 2005, and 2006.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note A – Summary of Significant Accounting Policies (continued)
          Property and Equipment: Additions to property and equipment are recorded at cost. The Company provides for depreciation on property and equipment using the straight-line method by charges to operations in amounts that allocate the cost of depreciable assets over their estimated lives as follows:

Asset Classification	Estimated Useful Life
Leasehold Improvements	The shorter of five years or the life of lease
Furniture and equipment	Five to seven years
Computer hardware	Three to five years
Computer software	Three to five years
          The Company capitalized software development costs intended for internal use. The Company accounts for internally developed software costs in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Capitalized software development costs, intended for internal use, totaled $9,956,000 (net of $18,124,000 in accumulated amortization) and $9,057,000, (net of $21,999,000 in accumulated amortization) as of March 31, 2005 and 2006, respectively. These costs are included in computer software in property and equipment and are amortized over a period of five years.
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
          Goodwill: Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, provides that goodwill, as well as identifiable intangible assets with indefinite lives, should not be amortized. Impairments are recognized when the expected future undiscounted cash flows derived from such assets are less than their carrying value. We measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. This most recent impairment test was performed as of December 31, 2005. No impairment of long-lived assets has been recognized in the financial statements. Goodwill amounted to $12,642,000, (net of accumulated amortization of $2,047,000) at March 31, 2005 and $12,620,000, (net of accumulated amortization of $2,069,000) at March 31, 2006.
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
          Concentrations of Credit Risk: The Company performs periodic credit evaluations of its customers’ financial condition and does not require collateral. No single customer accounted for more than 10% of accounts receivable in 2005 or 2006. Receivables are generally due within 30 days. Credit losses relating to customers in the workers’ compensation insurance industry consistently have been within management’s expectations. Substantially all of the Company’s cash is invested in financial institutions in amounts which exceed the FDIC insurance levels but the Company has not experienced any losses from such concentrations.
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

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note A – Summary of Significant Accounting Policies (continued)
          Earnings Per Share: Earnings per common share-basic is based on the weighted average number of common shares outstanding during the period. Earnings per common shares-diluted are based on the weighted average number of common shares and common share equivalents outstanding during the period. In calculating earnings per share, earnings are the same for the basic and diluted calculations. Weighted average shares outstanding increased for diluted earnings per share due to the effect of stock options.
          The difference between the basic shares and the diluted shares for each of the three fiscal years ended March 31, 2004, 2005, and 2006 is as follows:

	March 31, 2004	March 31, 2005	March 31, 2006
Basic weighted shares	10,585,000	10,419,000	9,689,000
Treasury stock impact of stock options	253,000	101,000	39,000

Diluted weighted shares	10,838,000	10,520,000	9,728,000

          734,332 anti-dilutive shares were excluded from the weighted shares calculation during the quarter ending March 31, 2006 because the option prices were below the average fair market value of the stock during the quarter.
          Stock Based Compensation Plans: The Company has a stock-based employee compensation plan, which is described more fully in Note F. The Company applies the intrinsic value method provided by APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations to account for its plans. In accordance with SFAS 148, the following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, using the assumptions shown below, to its stock-based employee plans.

	2004	2005	2006
Net income as reported	$16,013,000	$10,157,000	$9,753,000
Add back: stock-based compensation costs charged to expense	—	—	—
Deduct: Stock-based employee compensation cost, net of taxes	(1,075,000)	(1,022,000)	(764,000)

Pro forma net income	$14,938,000	$9,135,000	$8,989,000

Earnings per share – basic
As reported	$1.51	$0.97	$1.01
Pro forma	$1.41	$0.88	$0.93
Earnings per share – diluted
As reported	$1.48	$0.97	$1.00
Pro forma	$1.38	$0.87	$0.92

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note A – Summary of Significant Accounting Policies (continued)
          Stock Based Compensation Plans: (continued)
          The weighted average fair values at date of grant for options granted during fiscal 2004, 2005, and 2006 were $9.77, $7.49, and $6.60, respectively.
          The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for fiscal years ending March 31, 2004, 2005 and 2006:

	2004	2005	2006
Expected volatility	33%	38%	38%
Risk free interest rate	3.9%	3.4%	4.0%
Dividend yield	0.0%	0.0%	0.0%
Weighted average option life	4.6 years	4.7 years	4.7 years
          Recent Accounting Pronouncements: In December 2004, the FASB issued Statement of Financial Accounting Standards No. (“SFAS”) 153, Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29 (“SFAS 153”), which is based on the principle that nonmonetary asset exchanges should be recorded and measured at the fair value of the assets exchanged, with certain exceptions. SFAS 153 amends Accounting Principles Board (“APB”) Opinion No. 29, Accounting for Nonmonetary Transactions, to eliminate the fair-value exception for nonmonetary exchanges of similar productive assets and replace it with a general exception for nonmonetary exchanges that do not have commercial substance. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 (fiscal year beginning April 1, 2006 for the Company). The Company does not anticipate any material impact on its financial statements upon adoption of this statement.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note A – Summary of Significant Accounting Policies (continued)
          Recent Accounting Pronouncements: (continued)
          In December 2004, the FASB issued SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123R”). This statement requires companies to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. SFAS 123R eliminates the intrinsic value-based method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, that the Company currently uses. This statement is effective for the Company beginning in the first quarter of fiscal 2007. SFAS 123R offers alternate methods of adopting this standard. The Company is adopting SFAS 123R on a prospective basis in the first quarter of fiscal 2007 and will continue to use the Black-Scholes option pricing model to estimate the fair value of stock options granted. Based on current analyses and information, the Company expects that the combination of expensing stock options upon adoption of SFAS 123R and grants of other stock options will result in approximately $900,000 of additional non-cash compensation expense before income tax benefit in fiscal 2007. The Company’s actual stock-based compensation expense could differ materially from this estimate depending upon the timing and magnitude of new awards, the number and mix of new awards, changes in the fair market value or volatility of the Company’s common stock, as well as unanticipated changes in the Company’s workforce.
          In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin 107 (“SAB 107”) that expresses the views of the SEC regarding the interaction between SFAS 123R and certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from non-public to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123R in an interim period, capitalization of compensation costs related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, the modification of employee share options prior to adoption of SFAS 123R, and disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations subsequent to adoption of SFAS 123R. The Company is currently evaluating the impact that SAB 107 will have on its consolidated financial position, results of operations, and cash flows upon its adoption in 2007. The Company does not anticipate any material impact on its financial statements upon adoption of this statement.
          In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate any material impact on its financial statements upon adoption of this statement.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note B – Restatement
          During fiscal year 2006, the Company determined that it should restate its financial statements as its accounting policy for leased properties was not in accordance with SFAS No. 13, “Accounting for Leases,” as amended, and Financial Accounting Standards Board Technical Bulletin No. 88-1, “Issues Related to Accounting for Leases”; and its then-current method of accounting for rent on an actual basis rather than on a straight-line basis was not in accordance with Financial Accounting Standards Board Technical Bulletin No. 85-3 “Accounting for Operating Leases with Schedule Rent Increases“. The Company determined that the impact on net income for fiscal year 2004 and 2005 was immaterial. The Company restated its consolidated balance sheet at March 31, 2005 and its consolidated statements of stockholders’ equity for the fiscal years ended March 31, 2003, 2004 and 2005.
          The following is a summary of the effects of these changes on the Company’s consolidated balance sheet at March 31, 2005 and the consolidated statements of stockholders’ equity as of and for the fiscal years ended March 31, 2003, 2004 and 2005.
          For the audited financial statements, the adjustment noted above has the following impact:
Consolidated Balance Sheet as of March 31, 2005:

	As previously
	Reported	Adjustment	As Restated
Fiscal year ended March 31, 2005
Deferred income tax asset	$4,152,000	$405,000	$4,557,000
Total assets	105,293,000	405,000	105,698,000
Accrued liabilities	11,059,000	1,053,000	12,112,000
Retained earnings	130,050,000	(648,000)	129,402,000
Total stockholders’ equity	74,241,000	(648,000)	73,593,000
Consolidated Statements of Stockholders’ Equity for fiscal years ended March 31, 2003, 2004, and 2005:

	As previously
	reported	Adjustment	As Restated
Retained earnings as of:
March 31, 2003	$103,880,000	$(648,000)	$103,232,000
March 31, 2004	119,893,000	(648,000)	119,245,000
March 31, 2005	130,050,000	(648,000)	129,402,000

Stockholders’ Equity as of:
March 31, 2003	$67,220,000	$(648,000)	$66,572,000
March 31, 2004	77,622,000	(648,000)	76,974,000
March 31, 2005	74,241,000	(648,000)	73,593,000
          The restatement had an insignificant impact on the consolidated statements of income and no impact on the consolidated statements of cash flows for the fiscal years ended March 31, 2004 and 2005 and therefore no changes have been reflected. The Company’s historical income statement for the fiscal year ended March 31, 2005 properly reflected the Company’s lease expense in accordance with FAS 13.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note C – Property and Equipment
          Property and equipment consists of the following at March 31, 2005 and 2006:

	2005	2006
Office equipment and computers	$41,190,000	$44,466,000
Computer software	34,585,000	37,565,000
Leasehold improvements	3,702,000	3,832,000

	79,477,000	85,863,000
Less: accumulated depreciation and amortization	(49,828,000)	(59,404,000)

	$29,649,000	$26,459,000

Note D – Accrued Liabilities
          Accrued liabilities consist of the following at March 31, 2005 and 2006:

	2005	2006
	(Restated)
Payroll and related benefits	$7,038,000	$6,859,000
Self-insurance accruals	3,239,000	3,644,000
Other	1,835,000	1,657,000

	$12,112,000	$12,160,000

          See Footnote B for comments related to the restatement of the March 31, 2005 balance.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note E – Income Taxes
          The income tax provision consists of the following for the three years ended March 31, 2004, 2005 and 2006:

	2004	2005	2006
Current – Federal	$7,548,000	$4,155,000	$6,822,000
Current – State	482,000	416,000	753,000

Subtotal	8,030,000	4,571,000	7,575,000

Deferred – Federal	1,208,000	1,624,000	(1,340,000)
Deferred – State	115,000	163,000	(134,000)

Subtotal	1,323,000	1,787,000	(1,474,000)

	$9,353,000	$6,358,000	$6,101,000

     The following is a reconciliation of the income tax provision from the statutory federal income tax rate to the effective rate for the three years ended March 31, 2004, 2005 and 2006:

	2004	2005	2006
Income taxes at federal statutory rate (35%)	$8,878,000	$5,780,000	$5,549,000
State income taxes, net of federal benefit	809,000	662,000	552,000
Other	(334,000)	(84,000)	—

	$9,353,000	$6,358,000	$6,101,000

          Income taxes paid totaled $6,455,000, $2,711,000 and $6,624,000 for the years ended March 31, 2004, 2005, and 2006, respectively.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note E – Income Taxes (continued)
          Deferred taxes at March 31, 2005 and 2006 are:

	2005	2006
	(Restated)
Deferred tax assets:
Accrued liabilities not currently deductible.	$2,781,000	$2,995,000
Allowance for doubtful accounts	1,342,000	1,343,000
Other	405,000	183,000

Deferred assets	4,557,000	4,521,000

Deferred tax liabilities:
Excess of book over tax basis of fixed assets	(6,758,000)	(5,362,000)
Other	(942,000)	(828,000)

Deferred liabilities	(7,700,000)	(6,190,000)

Net deferred tax liability	$(3,143,000)	$(1,669,000)

          Prepaid expenses and taxes include $1,225,000 and $1,162,000 at March 31, 2005 and March 31, 2006, respectively, for income taxes due in the first quarter of the succeeding fiscal year.
Note F – Stock Options
          Under the Company’s Restated 1988 Executive Stock Option Plan, (“the Plan”) as in effect at March 31, 2006, options for up to 5,955,000 shares (adjusted for the two-for-one stock split in the form of a dividend in June 1999 and the three-for-two stock split in the form of the dividend in August 2001) of the Company’s common stock may be granted to key employees, non-employee directors and consultants at prices not less than 85% of the fair value of the stock at the date of grant as determined by the Board. Options granted under the Plan may be either incentive stock options or non-statutory stock options and options granted generally vest 25% one year from date of grant and the remaining 75% vesting ratably each month for the next 36 months. The options generally expire at the end of five years from date of grant.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note F – Stock Options (continued)
          Summarized information for all stock options for the past three fiscal year follows:

	2004	2005	2006
Options outstanding at the beginning of the year	1,197,747	994,475	969,887

Options granted	138,871	145,750	155,400
Options exercised	(277,240)	(132,456)	(152,436)
Options cancelled/forfeited	(64,903)	(37,882)	(126,369)

Options outstanding at the end of the year	994,475	969,887	846,482

During the year, weighted average exercise price of:

Options granted	$34.63	$23.40	$20.48
Options exercised	$13.55	$14.80	$16.97
Options forfeited	$14.75	$31.88	$25.17

At the end of the year:
Price range of outstanding options	$6.13 - $38.74	$8.50-$38.74	$10.21-$38.74
Weighted average exercise price per share	$24.42	$25.29	$25.92
Options available for future grants	731,735	632,867	594,836
Exercisable options	585,529	640,351	538,204
          The weighted average exercise price for exercisable options at March 31, 2004, 2005, and 2006, was $20.47, $23.57 and $26.84, respectively.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note F – Stock Options (continued)
          The following table summarizes the status of stock options outstanding and exercisable at March 31, 2006:

		Weighted	Outstanding	Exercisable	Exercisable
		Average	Options –	Options –	Options –
	Number of	Remaining	Weighted	Number of	Weighted
Range of	Outstanding	Contractual	Average	Exercisable	Average
Exercise Prices	Options	Life	Exercise Price	Options	Exercise Price
$10.21 to $20.20	194,100	3.56	$16.39	97,524	$14.40
20.21 to 25.00	218,730	2.83	23.64	123,430	24.54
25.01 to 30.00	209,144	2.65	28.35	155,427	29.04
30.01 to 38.74	224,508	2.65	34.13	161,823	33.96

Total	846,482	2.92	$25.92	538,204	$26.84

Note G – Employee Stock Purchase Plan
          The Company maintains an Employee Stock Purchase Plan (“ESPP”) which was amended by approval of the Company’s stockholders in September 2005 to allow employees of the Company and its subsidiaries to purchase shares of common stock on the last day of two six-month purchase periods (i.e. March 31 and September 30) at a purchase price which is 95% of the closing sale price of shares as quoted on NASDAQ on the last day of such purchase period. Prior to the purchase period beginning October 1, 2005, the purchase price was equal to 85% of the closing sale price of shares as quoted on NASDAQ on the first or last day of the purchase period, whichever was lower. In September 2005, the shareholders approved to amend the plan to the purchase price formula noted above. Employees are allowed to contribute up to 20% of their gross pay. A maximum of 950,000 shares has been authorized for issuance under the ESPP, as amended. As of March 31, 2006, 750,831 shares had been issued pursuant to the ESPP. Summarized ESPP information is as follows:

	2004	2005	2006
Employee contributions	$1,143,000	$1,043,000	$658,000
Shares acquired	39,295	48,883	35,098
Average purchase price	$29.09	$21.34	$18.75
          In accordance with FASB Technical Bulletin 97-1, the fair value of this stock purchase plan has been included in the pro forma disclosures contained in Note A, Stock Based Compensation Plans.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note H – Treasury Stock and Subsequent Event
          During fiscals 2004, 2005, and 2006, the Company continued to repurchase shares of its common stock under a plan originally approved by the Company’s Board of Directors in 1996. Including an expansion authorized in March 2005, the total number of shares authorized to be repurchased is 7,100,000 shares. Purchases may be made from time to time depending on market conditions and other relevant factors. The share repurchases for fiscal years ending March 31, 2004, 2005 and 2006 are as follows:

	2004	2005	2006	Cumulative
Shares repurchased	342,121	691,720	835,339	7,100,487
Cost	$12,154,000	$17,200,000	$18,724,000	$132,205,000
Average price	$35.53	$24.86	$22.42	$18.62
          The repurchased shares were recorded as treasury stock, at cost, and are available for general corporate purposes. The repurchases were financed from cash generated from operations.
          In June 2006, the Company’s Board of Directors authorized an increase in the number of shares to be repurchased by 1,000,000 shares to 8,100,000 shares.
Note I – Commitments and Contingencies
          The Company leases office facilities under noncancelable operating leases. Some of these leases contain escalation clauses. Future minimum rental commitments under operating leases at March 31, 2006 are $10,307,000 in fiscal 2007, $8,595,000 in fiscal 2008, $6,084,000 in fiscal 2009, $3,397,000 in fiscal 2010, $1,470,000 in fiscal 2011, and $612,000 thereafter. Total rental expense of $11,365,000, $12,379,000 and $12,312,000 was charged to operations for the years ended March 31, 2004, 2005, and 2006, respectively. The cost of leasehold improvements are capitalized as incurred and amortized over the life of the lease.
          The Company is involved in litigation arising in the normal course of business. Management believes that resolution of these matters will not result in any payment that, in the aggregate, would be material to the financial position or results of the operations of the Company.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note J – Savings Plan
          The Company maintains a retirement savings plan for its employees, which is a qualified plan under Section 401(k) of the Internal Revenue Code. Full-time employees that meet certain requirements are eligible to participate in the plan. Contributions are made annually, primarily at the discretion of the Company’s Board of Directors. Contributions of $150,000 were charged to operations for the years ended March 31, 2004. There was no employer contribution for the fiscal years ended March 31, 2005 and March 31, 2006.
Note K – Shareholder Rights Plan
          During fiscal 1997, the Company’s Board of Directors approved the adoption of a Shareholder Rights Plan. The Shareholder Rights Plan provides for a dividend distribution to CorVel stockholders of one preferred stock purchase right for each outstanding share of CorVel’s common stock under certain circumstances. In April 2002, the Board of Directors of CorVel approved an amendment to the Company’s existing shareholder rights agreement to extend the expiration date of the rights to February 10, 2012, increase the initial exercise price of each right to $118 and enable Fidelity Management & Research Company and its affiliates to purchase up to 18% of the shares of common stock of the Company without triggering the stockholder rights. The limitations under the stockholder rights agreement remain in effect for all other stockholders of the Company. The rights are designed to assure that all shareholders receive fair and equal treatment in the event of any proposed takeover of the Company and to encourage a potential acquirer to negotiate with the Board of Directors prior to attempting a takeover. The rights have an exercise price of $118 per right, subject to subsequent adjustment. The rights trade with the Company’s common stock and will not be exercisable until the occurrence of certain takeover-related events.
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
Note L – Line of Credit
          In April 2003, the Company entered into a credit agreement with a financial institution to provide borrowing capacity of up to $5 million. In March 2005, the Company’s Board of Directors authorized an increase in the credit agreement by $5 million, to $10 million. This agreement expired in September 2005. Borrowings under this agreement had bore interest, at the Company’s option, at a fluctuating LIBOR-based rate plus 1.25% or at the financial institution’s prime lending rate. There were no borrowings under the line of credit at March 31, 2005 or during the fiscal year ended March 31, 2006. The loan covenants had required the Company to maintain a quick ratio of at least 2:1, a tangible net equity of at least $45 million, and have positive net income. The Company was in compliance with these covenants at all times during fiscal year ended March 31, 2005 and during fiscal 2006 during the periods when the line of credit was in place.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note M – Quarterly Results (Unaudited)
          The following is a summary of unaudited quarterly results of operations for the two years ended March 31, 2005 and 2006:

				Net Income	Net Income
				per Basic	per Diluted
				Common	Common
	Revenues	Gross Profit	Net Income	Share	Share
Fiscal Year Ended March 31, 2005:
First Quarter	$76,256,000	$12,909,000	$3,411,000	$.32	$.32
Second Quarter	72,156,000	11,694,000	3,037,000	.29	.29
Third Quarter	69,788,000	8,904,000	1,261,000	.12	.12
Fourth Quarter	72,800,000	11,152,000	2,448,000	.24	.24
Fiscal Year Ended March 31, 2006:
First Quarter	$70,667,000	$12,004,000	$2,810,000	$.28	$.28
Second Quarter	66,343,000	10,873,000	2,211,000	.22	.22
Third Quarter	63,073,000	10,048,000	1,665,000	.17	.17
Fourth Quarter	66,421,000	12,519,000	3,067,000	.33	.33
Note N – Segment Reporting
          The Company derives the majority of its revenues from providing patient management and network solutions services to payors of workers’ compensation benefits, automobile insurance claims and health insurance benefits. Patient management services include utilization review, medical case management, and vocational rehabilitation. Network solutions revenues include fee schedule auditing, hospital bill auditing, independent medical examinations, diagnostic imaging review services and preferred provider referral services. In the prior fiscal years, the Company included the revenue from utilization review with network solutions revenues.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note N – Segment Reporting (continued)
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
          Because the Company meets each of the criteria set forth above and each of our regions have similar economic characteristics, the Company aggregates its results of operations in one reportable operating segment.

EXHIBIT INDEX

Exhibit
No.	Title — Method of Filing	Page
3.1	Certificate of Incorporation of the Company – Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 Registration No. 33-40629.

3.2	Bylaws of the Company – Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 Registration No. 33-40629.

10.1*	Nonqualified Stock Option Agreement between V. Gordon Clemons, the Company and North Star together with all amendments and addendums thereto – Incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 Registration No. 33-40629.

10.2*	Supplementary Agreement between V. Gordon Clemons, the Company and North Star – Incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 Registration No. 33-40629.

10.3*	Amendment to Supplementary Agreement between Mr. Clemons, the Company and North Star – Incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1992.

10.4*	Restated 1988 Executive Stock Option Plan, as amended – Incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1995.

10.5*	Form of Notice of Grant of Stock Option Under the Restated 1988 Executive Stock Option Plan – Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994.

10.6*	Form of Stock Option Agreement under the Restated 1988 Executive Stock Option Plan – Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994.

10.7*	Form of Notice of Exercise under the Restated 1988 Executive Stock Option Plan – Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994.

10.8*	Employment Agreement of V. Gordon Clemons – Incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 Registration No. 33-40629.

*	- Denotes management contract or compensatory plan or arrangement.

EXHIBIT INDEX (continued)

Exhibit
No.	Title — Method of Filing	Page
10.9*	Restated 1991 Employee Stock Purchase Plan, as amended – Incorporated herein by reference to Exhibit 10.11 in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1995.

10.10	Fidelity Master Plan for Savings and Investments, and amendments – Incorporated herein by reference to Exhibit 10.16 and 10.16A to the Company’s Registration Statement on Form S-1 Registration No. 33-40629.

10.12	Shareholder Rights Plan – Incorporated herein by reference to the Company’s 8-K filed on February 28, 1997.

10.16	Amended Shareholder Rights Plan – Incorporated herein by reference to the Company’s 8-K filed on May 24, 2002.

10.17	Employment Agreement of Dan Starck – Incorporated herein by reference to the Company’s Form 8-K filed on May 30, 2006.

21.1	Subsidiaries of the Company – Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm – Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. – Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. – Filed herewith.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. – Furnished herewith.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. – Furnished herewith.

*	- Denotes management contract or compensatory plan or arrangement.