Form 10-Q
period 2006-06-30
CORVEL CORP
filed 2006-08-14
CIK 874866

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2006
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☑
     The number of shares outstanding of the registrant’s Common Stock, $0.0001 Par Value, as of June 30, 2006 was 9,417,025.

CORVEL CORPORATION

Part I — Financial Information
Item 1. Financial Statements
CORVEL CORPORATION
CONSOLIDATED BALANCE SHEETS — UNAUDITED

	March 31, 2006	June 30, 2006
Assets
Current Assets
Cash and cash equivalents	$14,206,000	$21,365,000
Accounts receivable, net	39,521,000	39,155,000
Prepaid taxes and expenses	2,221,000	1,956,000
Deferred income taxes	4,521,000	5,426,000

Total current assets	60,469,000	67,902,000

Property and equipment, net	26,459,000	25,021,000

Goodwill and other assets	13,170,000	13,157,000

TOTAL ASSETS	$100,098,000	$106,080,000

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts and taxes payable	$13,712,000	$16,837,000
Accrued liabilities	12,160,000	9,823,000

Total current liabilities	25,872,000	26,660,000

Deferred income taxes	6,190,000	5,925,000

Commitments and contingencies

Stockholders’ Equity
Common stock, $.0001 par value: 20,000,000 shares authorized; 16,517,387 shares (9,416,900, net of Treasury shares) and 16,517,512 shares (9,417,025, net of Treasury shares) issued and outstanding at March 31, 2006 and June 30, 2006, respectively	2,000	2,000

Paid-in-capital	61,084,000	61,903,000

Treasury Stock, (7,100,487 shares at March 31, 2006 and 7,100,487 shares at June 30, 2006)	(132,205,000)	(132,205,000)

Retained earnings	139,155,000	143,795,000

Total stockholders’ equity	68,036,000	73,495,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$100,098,000	$106,080,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
CONSOLIDATED INCOME STATEMENTS – UNAUDITED

	Three months ended June 30,
	2005	2006
REVENUES	$70,667,000	$69,762,000

Cost of revenues	58,663,000	53,435,000

Gross profit	12,004,000	16,327,000

General and administrative expenses	7,434,000	8,720,000

Income before income tax provision	4,570,000	7,607,000

Income tax provision	1,760,000	2,967,000

NET INCOME	$2,810,000	$4,640,000

Net income per common and common equivalent share
Basic	$028	$0.49

Diluted	$0.28	$0.49

Weighted average common and common equivalent shares
Basic	9,960,000	9,417,000

Diluted	10,020,000	9,446,000
See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Three months ended June 30,
	2005	2006
Cash flows from Operating Activities
NET INCOME	$2,810,000	$4,640,000

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	2,855,000	2,587,000
Loss on disposal of assets	12,000	85,000
Tax benefit from stock options exercised	270,000	642,000
Stock compensation expense	—	285,000
Write-off of uncollectible accounts	—	667,000
Provision for deferred income taxes	(814,000)	(1,170,000)

Changes in operating assets and liabilities
Accounts receivable	1,695,000	(301,000)
Prepaid taxes and expenses	926,000	265,000
Accounts and taxes payable	2,259,000	3,125,000
Accrued liabilities	(1,277,000)	(2,337,000)
Other assets	11,000	7,000

Net cash provided by operating activities	8,747,000	8,495,000

Cash Flows from Investing Activities
Additions to property and equipment	(3,322,000)	(1,228,000)

Net cash used in investing activities	(3,322,000)	(1,228,000)

Cash Flows from Financing Activities
Purchase of treasury stock	(6,212,000)	—
Tax effect of stock compensation expense	—	(111,000)
Exercise of common stock options	1,812,000	3,000

Net cash used in financing activities	(4,400,000)	(108,000)

Increase in cash and cash equivalents	1,025,000	7,159,000
Cash and cash equivalents at beginning	8,945,000	14,206,000

Cash and cash equivalents at end	$9,970,000	$21,365,000

Supplemental Cash Flow Information:
Income taxes paid	$14,000	$116,000
Interest paid	1,000	—
See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006 (Unaudited)
Note A — Basis of Presentation
     The unaudited financial statements herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying interim financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited financial statements for the latest fiscal year ended March 31, 2006. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the March 31, 2006 audited financial statements have been omitted from these interim financial statements. The consolidated financial statements include the accounts of CorVel and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending March 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended March 31, 2006 included in the Company’s Annual Report on Form 10-K.
Note B — Stock Based Compensation
     Prior to the quarter ended June 30, 2006, the first quarter of fiscal year ending March 31, 2007, the Company accounted for its stock-based compensation under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Under APB 25, no stock option expense was reflected in net income because the Company grants stock options with an exercise price equal to the market price of the underlying common stock on the date of grant.
     Effective April 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. (“SFAS”) 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all share-based payment stock options based on estimated fair values and eliminates the intrinsic value-based method prescribed by APB 25.
     The Company adopted SFAS 123R using the modified prospective transition method. Under this transition method, compensation expense is recognized over the applicable vesting periods for all stock options granted prior to, but not yet vested, as of March 31, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123R.
     The Company has historically issued new shares to satisfy option exercises.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Note B — Stock Based Compensation (continued)
     The table below shows the amounts recognized in the financial statements for the three months ended June 30, 2006 for stock-based compensation.

Three months Ended
June 30, 2006
Cost of revenues	$225,000

General and administrative	60,000

Total cost of stock-based compensation included in income, before income tax	285,000

Amount of income tax benefit recognized	111,000

Amount charged against income	$174,000

Effect on diluted income per share	$(.02)
      For purposes of pro forma disclosures under SFAS 123 for the three months ended June 30, 2005, the estimated fair value of options was assumed to be amortized to expense over the vesting period of the award. There is not pro forma presentation for the three months ended June 30, 2006 as the Company adopted SFAS 123R as of April 1, 2006, as discussed above. The following table illustrates the effect on net income had the Company applied the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS 148”) for the three months ended June 30, 2005 (in thousands):

Three Months Ended
June 30, 2005
Net income	$2,810,000

Deduct: Stock-based compensation cost, net of income taxes	(183,000)

Pro forma net income	$2,627,000

Net income per share – basic

As reported	$0.28

Pro forma	$0.26

Net income per share — diluted

As reported	$0.28

Pro forma	$0.26

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note B — Stock Based Compensation (continued)
     The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model with the assumptions included in the table below. The Company uses historical data among other factors to estimate the expected volatility, the expected option life, and the expected forfeiture rate. The risk-free rate is based on the interest rate paid on a U.S. Treasury issue with a term similar to the estimated life of the option. The weighted average expected option term for 2006 reflects the application of the simplified method defined in the Securities and Exchange Commission Staff Accounting Bulletin No. 107, which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. Based upon the historical experience of options cancellations, the Company has estimated an annualized forfeiture rate of 9.0%. Forfeiture rates will be adjusted over the requisite service period when actual forfeitures differ, or are expected to differ, from the estimate. The following assumptions were used to estimate the fair value of options granted during the three months ended June 30, 2005 and 2006 using the Black-Scholes option-pricing model:

	Three Months Ended June 30,
	2005	2006
Risk-free interest rate	4.0%	4.9%

Expected volatility	37%	40%

Expected dividend yield	0.0	0.0

Expected forfeiture rate	9.0%	9.0%

Expected weighted average life of option in years	4.7 years	4.8 years
     Under the Company’s Restated 1988 Executive Stock Option Plan, (“the Plan”) as amended, options for up to 5,955,000 shares of the Company’s common stock may be granted at prices not less than 85% of the fair value of the Company’s common stock on date of grant, as determined by the Board. Options granted under the Plan may be either incentive stock options or non-statutory stock options, and options granted generally have a maximum life of five years. Options will generally become exercisable for 25% of the options shares one year from the date of grant and then ratably over the following 36 months, respectively. All options granted in the three months ended June 30, 2005 and 2006 were granted at fair market value and are non-statutory stock options. Summarized information for all stock options for the three months ended June 30, 2005 and 2006 follows:

	Three months ended June 30, 2005		Three months ended June 30, 2006
	Shares	Average Price	Shares	Average Price

Options outstanding, beginning	969,887	$25.29	847,082	$25.92
Options granted	33,300	20.25	193,550	23.30
Options exercised	(98,815)	17.69	(125)	20.20
Options cancelled	(17,989)	27.92	(83,599)	24.63

Options outstanding, ending	886,383	$25.90	956,908	$25.50

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note B — Stock Based Compensation (continued)
     A summary of the status for all outstanding options at March 31, 2006 and June 30, 2006, and changes during the quarter then ended is presented in the table below:

			Weighted Average
			Remaining	Aggregate Intrinsic
	Number of	Weighted Average	Contractual Life	Value as of
	Options	Exercise Per Share	(Years)	June 30, 2006
Options outstanding at March 31, 2006	847,082	$25.92

Granted	193,550	23.30

Exercised	(125)	20.20

Cancelled — forfeited	(6,188)	22.07

Cancelled — expired	(77,411)	24.84

Ending outstanding	956,908	$25.50	3.32	$2,218,036

Ending vested and expected to vest	875,597	$25.73	0.84	$2,031,549

Ending exercisable	492,214	$27.20	2.10	$1,089,344

     As of June 30, 2006, unrecognized compensation expense related to unvested stock options totaled approximately $1.1 million, which will be recognized over a weighted period of 2.2 years.
     The weighted-average grant-date fair value of options granted during the three months ended June 30, 2005 and June 30, 2006, was $6.34 and $8.08, respectively. The total intrinsic value for options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the options) during the three months ended June 30, 2005 and 2006 was $702,000 and $1,000, respectively.
     Prior to the adoption of SFAS 123R, the Company presented the tax benefit of all tax deductions resulting for the exercise of stock options and restricted stock awards as operating activities in the Consolidated Statements of Cash Flows. SFAS 123R requires the benefits of tax deductions in excess of grant-date fair value be reported as a financing activity, rather than an operating activity.
Note C — Treasury Stock
     The Company’s Board of Directors approved the commencement of a share repurchase program in the fall of 1996. In June 2006, the Company’s Board of Directors approved a 1,000,000 share expansion to its existing stock repurchase plan, increasing the total number of shares approved for repurchase to 8,100,000 shares from 7,100,000 shares. Since the commencement of the share repurchase program, the Company has spent $132 million to repurchase 7,100,487 shares of its common stock, equal to 43% of the outstanding common stock had there been no repurchases. The average price of these repurchases is $18.62 per share. During the quarter ended June 30, 2006, the Company did not repurchase any shares of its common stock. These purchases have been funded primarily from the net earnings of the Company, along with the proceeds from the exercise of common stock options, the employee stock purchase plan and related income tax benefits from the exercise of these options. CorVel has 9,417,025 shares of common stock outstanding as of June 30, 2006, after reduction for the 7,100,487 shares in treasury.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note D — Weighted Average Shares and Net Income Per Share
     Weighted average basic common and common equivalent shares decreased from 9,960,000 for the quarter ended June 30, 2005 to 9,417,000 for the quarter ended June 30, 2006. Weighted average diluted common and common equivalent shares decreased from 10,020,000 for the quarter ended June 30, 2005 to 9,446,000 for the quarter ended June 30, 2006. The net decrease in both of these weighted share calculations is due to the repurchase of common stock as noted above offset by an increase in shares outstanding due to the exercise of stock options in the Company’s employee stock option plan.
     Net income per common and common equivalent shares was computed by dividing net income by the weighted average number of common and common stock equivalents outstanding during the quarter. The calculations of the basic and diluted weighted shares for the three months ended June 30, 2005 and 2006, are as follows:

	Three months ended June 30,
Basic Income Per Share:	2005	2006
Weighted average common shares outstanding	9,960,000	9,417,000

Net Income	$2,810,000	$4,640,000

Net Income per share	$.28	$0.49

	Three months ended June 30,
Diluted Income Per Share:	2005	2006
Weighted average common shares outstanding	9,960,000	9,417,000
Treasury stock impact of stock options	60,000	29,000

Total common and common equivalent shares	10,020,000	9,446,000

Net Income	$2,810,000	$4,640,000

Net Income per share	$.28	$0.49

     For the quarters ended June 30, 2005 and June 30, 2006, 531,039 and 770,253 anti-dilutive shares, respectively, have been excluded from the diluted weighted shares outstanding calculation.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note E — Shareholder Rights Plan
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
Note F – Components of the Balance Sheet

		June 30, 2006
	March 31, 2006	(Unaudited)
Accrued liabilities
Payroll and related benefits	$6,859,000	$5,906,000
Self-insurance accruals	3,644,000	3,722,000
Other	1,657,000	195,000

	$12,160,000	$9,823,000

Note G — Recent Accounting Pronouncements
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
     In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” which defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. A tax position that meets the “more-likely-than-not” criterion shall be measured at the largest amount of benefit that is more than 50% likely of being realized upon ultimate settlement. Interpretation No. 48 applies to all tax positions accounted for under SFAS No. 109, “Accounting for Income Taxes.” Interpretation No. 48 is effective for fiscal years beginning after December 15, 2006. Upon adoption, we will adjust our financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any adjustment will be recorded directly to our beginning retained earnings balance in the period of adoption and reported as a change in accounting principle. The Company is currently analyzing the effects of adopting Interpretation No. 48.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note H — Business Enterprise Segments
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
Note I — Employee Stock Purchase Plan
     There were no shares issued under the Company’s Employee Stock Purchase Plan during either the quarter ended June 30, 2005 or June 30, 2006.

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
Summary of Quarterly Results
     The Company generated revenues of $69.8 million for the quarter ended June 30, 2006, a decrease of $0.9 million or 1.3%, compared to revenues of $70.7 million for the quarter ended June 30, 2005.
     The slight revenue decrease reflects the challenging market conditions and there is no guarantee that the Company will either post revenue growth similar to the period from 1991 to 2003 or generate revenue increases. The decrease in the nation’s manufacturing employment levels, which has helped lead to a decline in national workers’ compensation claims, considerable price competition in a flat-to-declining overall market, an increase in competition from both larger and smaller competitors, changes and the potential changes in state workers’ compensation and auto managed care laws which can reduce demand for the Company’s services, have created an environment where revenue and margin growth is more difficult to attain and where revenue growth is less certain than historically experienced. Additionally, the Company’s technology and preferred provider network competes against other companies, some of which have more resources available. Also, some customers may handle their managed care services in-house and may reduce the amount of services which are outsourced to managed care companies such as CorVel Corporation.
     The Company’s cost of revenues decreased by $5.3 million, from $58.7 million in the June 2005 quarter to $53.4 million in the June 2006 quarter, a decrease of 9.0%. This decrease was primarily due to the decrease in the Company’s headcount from 2,877 at June 30, 2005 to 2,587 at June 30, 2006 due to a decrease in the volume of business along with greater efficiencies in the Company’s field operations, primarily Network Solutions.
     The Company’s general and administrative costs increased by 17.3% from $7.4 million in the June 2005 quarter to $8.7 million in the June 2006 quarter. This increase was primarily due to the increase in corporate governance costs under the Sarbanes-Oxley Act of 2002.
     The Company’s income before income taxes increased by 66.5%, from $4.6 million in the June 2005 quarter to $7.6 million in the June 2006 quarter. The increase in income before income taxes was primarily due to the aforementioned decrease in cost of revenues although revenues decreased by just a nominal amount.
     Weighted diluted shares decreased from 10.02 million shares in the June 2005 quarter to 9.45 million shares in the June 2006 quarter, a decrease of 0.57 million shares or 5.7%. This decrease was primarily due to the Company’s repurchase of common shares during the September 2005 and December 2005 quarters.

     Diluted earnings per share increased from $0.28 in the June 2005 quarter to $0.49 in the June 2006 quarter, an increase of $0.21 per share or 75.0%. The increase in diluted earnings per share was primarily due to the increase in the income before income taxes and the decrease in the weighted diluted shares.
Results of Operations
     The Company derives its revenues from providing patient management and network solutions services to payors of workers’ compensation benefits, auto insurance claims and health insurance benefits. Patient management services include utilization review, medical case management, and vocational rehabilitation. Network solutions revenues include fee schedule auditing, hospital bill auditing, independent medical examinations, diagnostic imaging review services and preferred provider referral services. Network solutions has shown to be the stronger business over the past year as revenues have increased while patient management revenues have decreased. The percentages of revenues attributable to patient management and network solutions services for the quarters ended June 30, 2005 and June 2006:

	June 30, 2005	June 30, 2006
Patient management services	43.5%	39.2%

Network solutions revenues	56.5%	60.8%
     The following table sets forth, for the periods indicated, the dollars and the percentage of revenues represented by certain items reflected in the Company’s consolidated income statements. The Company’s past operating results are not necessarily indicative of future operating results.

	Quarter Ended	Quarter Ended	Dollar	Percentage
	June 30, 2005	June 30, 2006	Change	Change

Revenue	$70,667,000	$69,762,000	($905,000)	(1.3%)
Cost of revenues	58,663,000	53,435,000	(5,228,000)	(8.9%)

Gross profit	12,004,000	16,327,000	4,323,000	36.0%

Gross profit percentage	17.0%	23.4%

General and administrative	7,434,000	8,720,000	1,286,000	17.3%
General and administrative percentage	10.5%	12.4%

Income before income tax provision	4,570,000	7,607,000	3,037,000	66.5%

Income before income tax provision percentage	6.5%	10.9%

Income tax provision	1,760,000	2,967,000	1,207,000	68.6%

Net income	$2,810,000	$4,640,000	$1,830,000	65.1%

Weighted Shares
Basic	9,960,000	9,417,000	(543,000)	(5.5%)
Diluted	10,020,000	9,446,000	(574,000)	(5.7%)

Earnings Per Share
Basic	$0.28	$0.49	$0.21	75.0%
Diluted	$0.28	$0.49	$0.21	75.0%

Revenues
     As noted above, revenues decreased from $70.7 million for the three months ended June 30, 2005 to $69.8 million for the three months ended June 30, 2006, a decrease of $.9 million or 1.3%. The continued softness in the national labor market, especially the manufacturing sector of the economy, has caused a reduction in the overall claims volume. The Company’s patient management revenues decreased $3.4 million or 11.1% from $30.7 million in the June 2005 quarter to $27.3 million in the June 2006 quarter. This decrease was primarily due to a decrease in case referral volume offset by a nominal increase in price. The number of the Company’s case managers decreased from just over 900 at June 30, 2005 to approximately 800 at June 30, 2006. The Company’s network solutions revenues increased from $39.9 million in the June 2005 quarter to $42.4 million, an increase of $2.5 million or 6.3%. This increase was primarily due to an increase the volume of out of network bills reviewed and an increase in revenue per provider bill reviewed due to increased savings per bills for the Company’s customers.
     Management believes that referral volume in the patient management services and bill review volume in the network solutions will continue to remain relatively flat until there is a growth in the number work related injuries and workers compensation related claims.
Cost of Revenues
     The Company’s cost of revenues consist of direct expenses, costs directly attributable to the generation of revenue, and field indirect costs which are incurred in the field offices of the Company. Direct costs are primarily case manager salaries, bill review analysts, related payroll taxes and fringe benefits, and costs for IME (independent medical examination) and MRI providers. Most of the Company’s revenues are generated in offices which provide both patient management services and network solutions services. The largest of the field indirect costs are manager salaries and bonus, account executive base pay and commissions, administrative and clerical support, field systems personnel, PPO network developers, related payroll taxes and fringe benefits, office rent, and telephone expense. Approximately 44% of the costs incurred in the field are field indirect costs which support both the patient management services and network solutions operations of the Company’s field operations.
Change in Cost of Revenues
     The Company’s cost of revenues decreased by 9.0% from $58.7 million for the three months ended June 30, 2005 to $53.4 million for the three months ended June 30, 2006, due to the reduction in revenues in the patient management business and the increased efficiencies in the network solutions business. Direct salaries in the field decreased from $17.1 million in the three months ended June 30, 2005 to $15.1 million for the three months ended June 30, 2006, a decrease of approximately $2 million. Total direct costs, including direct salaries, decreased from $34.4 million for the three months ended June 30, 2005 to $30.8 million for the three months ended June 30, 2006, a decrease of approximately $3.6 million. $1.1 million of the decrease was due to a decrease in provider costs due to decreases in revenues from the provision of IME’s (independent medical examinations) MRI’s (medical resonance imaging) and CorCareRX (pharmacy). Additionally, field management salaries decreased from $4.0 million for the three months ended June 30, 2005, to $3.7 million for the three months ended June 30, 2006, a decrease of approximately $0.3 million and field clerical salaries decreased from $4.3 million in the three months ended June 30, 2005 to $3.8 million for the three months ended June 30, 2006, a decrease of approximately $0.5 million. These reductions in field direct and field indirect salaries are primarily due to the reduction in the Company’s headcount, which was caused by several factors including a decrease in the number of patient management referrals, the scope of work for these referrals, the numbers of bills processed, and a reduction of IME and MRI referrals in network solutions. The cost of revenues percentage for the three months ended June 30, 2005 was 83.0% compared to 76.6% for the three months ended June 30, 2006 primarily due to the revenue mix shift from the lower margin patient management revenues to the high margin network solutions revenues, the revenue mix shift within network solutions from the lower margin IME and MRI referral revenues to the higher margin bill review revenues and due to greater revenues per bill in the bill review revenues.
     Because of the higher margins associated with the network solutions margins, the Company is actively emphasizing these services in its market and business development activities and believes the greatest opportunities for the Company is in the further development of these services.
General and Administrative Costs
     For the quarter ended June 30, 2006, general and administrative costs consisted of approximately 53% of corporate systems costs which include the corporate systems support, implementation and training, amortization of software development costs, depreciation of the hardware costs in the Company’s national systems, the Company’s national wide area network and other systems related costs. The remaining 47% of the general and administrative costs consist of national marketing, national sales support, corporate legal, corporate insurance, human resources, accounting, product management, new business development and other general corporate matters. Approximately 30% of the non-systems portion of general and administrative costs during the June 2006 quarter pertained to the costs of corporate governance for compliance under the Sarbanes-Oxley Act of 2002.
Change in General and Administrative Costs
     General and administrative expenses increased from $7.4 million or 10.5% of revenue in the June 2005 quarter to $8.7 million or 12.4% of revenue in the June 2006 quarter. A majority of the $1.3 million increase in general and administrative costs from the June 2005 quarter to the June 2006 quarter is due to the increase in the costs of corporate governance for compliance under the Sarbanes-Oxley Act of 2002.
Income Tax Provision
     The Company’s income tax expense increased from $1.8 million in the June 2005 quarter to $3.0 million in the June 2006 quarter primarily due to the increase in income before income taxes from $4.6 million in the June 2005 quarter to $7.6 million in the June 2006 quarter. The income tax provision rate in the June 2005 quarter was 38.5% of income before income taxes and the income tax provision rate in the June 2006 quarter was 39.0% of income before income taxes. This increase was based upon the Company’s review of the components of the income tax provision for fiscal 2007.
Liquidity and Capital Resources
     The Company has historically funded its operations and capital expenditures primarily from cash flow from operations, and to a lesser extent, option exercises. Net working capital increased from $34.6 million as of March 31, 2006 to $41.2 million as of June 30, 2006, primarily due to an increase in cash from $14.2 million as of March 31, 2006 to $21.4 million as of June 30, 2006. This increase in working capital is due primarily to the income before income taxes of $7.6 million during the June 2006 quarter.
     The Company believes that cash from operations, and funds from exercise of stock options granted to employees are adequate to fund existing obligations, repurchase shares of the Company’s common stock, introduce new services, and continue to develop healthcare related businesses. The Company regularly evaluates cash requirements for current operations and commitments, and for capital acquisitions and other strategic transactions. The Company may elect to raise additional funds for these purposes, either through debt or additional equity, the sale of investment securities or otherwise, as appropriate.

     As of June 30, 2006 the Company had $21.4 million in cash and cash equivalents, invested primarily in short-term, highly liquid investments with maturities of 90 days or less in a federally regulated bank.
     The Company has historically required substantial capital to fund the growth of its operations, particularly working capital to fund the growth in accounts receivable and capital expenditures. Management believes, however, that the cash balance at June 30, 2006 along with anticipated internally generated funds and the available line of credit would be sufficient to meet the Company’s expected cash requirements for at least the next twelve months.
Operating Cash Flows
Quarter ended June 30, 2005 compared to quarter ended June 30, 2006
     Net cash provided by operating activities was $8.7 million in the three months ended June 30, 2005 compared to $8.5 million in the three months ended June 30, 2006. Although the Company’s net income for the June 2005 was lower than the June 2006 quarter, the Company generated $1.7 million of cash flow from a decrease in receivables from March 31, 2005 to June 30, 2005 due to a decrease in revenues and days sales outstanding to 51 days at June 30, 2006 while during the current quarter, the Company had a slight increase in accounts receivable. The Company’s historical net days sales outstanding (DSO) has ranged between 50 and 60 days and it is presently expected that the DSO will continue in this range. The Company’s DSO was just under 51 days at June 30, 2006.
Investing Activities
Quarter ended June 30, 2005 compared to quarter ended June 30, 2006
     Net cash flow used in investing activities decreased from $3.3 million in the three months ended June 30, 2005 to $1.2 million in the three months ended June 30, 2006. This decrease was primarily due to the reduction in the volume of the Company’s business which required less capital additions during the June 2006 quarter as compared to the same quarter of the prior year. The Company’s capital expenditures may remain below historical standards if the volume of business does not increase.
Financing Activities
Quarter ended June 30, 2005 compared to quarter ended June 30, 2006
     Net cash flow used in financing activities decreased from $4.4 million for the three months ended June 30, 2005 to a nominal amount in the June 2006 quarter. During the June 2005 quarter, the Company spent $6.2 million in repurchases of its common stock and there were no repurchases of common stock during the June 2006 quarter. The June 2005 quarter stock repurchases were offset by $1.8 million of cash flow generated from the exercise of stock options. The exercise of stock options generated a nominal amount of cash flow during the June 2006 quarter.
     The following table summarizes the Company’s contractual obligations outstanding as of June 30, 2006.

	Payments Due by Period
		Within One	Between Two and	Between Four and
	Total	Year	Three Years	Five Years	Thereafter

Operating leases	$30,563,000	$10,358,000	$14,484,000	$5,054,000	$667,000

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
     In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” which defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. A tax position that meets the “more-likely-than-not” criterion shall be measured at the largest amount of benefit that is more than 50% likely of being realized upon ultimate settlement. Interpretation No. 48 applies to all tax positions accounted for under SFAS No. 109, “Accounting for Income Taxes.” Interpretation No. 48 is effective for fiscal years beginning after December 15, 2006. Upon adoption, we will adjust our financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any adjustment will be recorded directly to our beginning retained earnings balance in the period of adoption and reported as a change in accounting principle. The Company is currently analyzing the effects of adopting Interpretation No. 48.
Item 3 – Quantitative and Qualitative Disclosures About Market Risk -
     As of June 30, 2006, the Company held no market risk sensitive instruments for trading purposes and the Company did not employ any derivative financial instruments, other financial instruments, or derivative commodity instruments to hedge any market risk. The Company had no debt outstanding as of June 30, 2006.
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
     Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (COSO). Based on our assessment, we believe that, as of June 30, 2006, our internal control over financial reporting was ineffective based on those criteria, in consideration of the material weaknesses described below. Based upon that evaluation, CorVel’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, CorVel’s disclosure controls and procedures were ineffective.
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
     The Company is presently in the process of reviewing the weaknesses and developing a plan to remediate these weaknesses.
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
Item 1A. Risk Factors –
     A restated description of the risk factors associated with our business is set forth below. This description includes any changes (whether or not material) to, and supercedes, the description of the risk factors associated with our business previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2006.
     Certain statements contained in the Company’s Annual Report on Form 10-K for the year ended March 31, 2006, and Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, such as statements concerning the development of new services, possible legislative changes, and other statements contained herein regarding matters that are not historical facts, are forward-looking statements (as such term is defined in the Securities Act of 1933, as amended). Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.
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
     The Company’s quarterly revenue may continue to be flat or decrease as compared to the same quarter for the prior year. As a result, the Company may fail to meet or exceed the expectations of investors or securities analysts which could cause the Company’s stock price to decline.
     The Company’s quarterly revenue may continue to be flat or decrease as compared to the same quarter of the prior year as a result of a variety of factors, many of which are outside of the Company’s control. If the Company’s quarterly sequential revenue growth falls below the expectations of investors or securities analysts, the price of the Company’s common stock could decline substantially. Fluctuations or declines in quarterly sequential revenue growth may be due to a number of factors, including, but not limited to, those listed below and identified throughout this “Risk Factors” section the decline in the manufacturing employment, the decline in workers’ compensation claims, the considerable price competition given the flat-to-declining market, the increase in competition, and the changes and the potential changes in state workers’ compensation and auto managed care laws which can reduce demand for the Company’s services. These factors create an environment where revenue and margin growth is more difficult to attain and where revenue growth is less certain than historically experienced. Additionally, the Company’s technology and preferred provider network face competition from companies that have more resources available to them than the Company does. Also, some customers may handle their managed care services in-house and may reduce the amount of services which are outsourced to managed care companies such as CorVel Corporation.
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
     The majority of our revenue has been generated from the treatment or review of workers’ compensation claims. The rate of injuries that occur in the workplace has decreased over time. Although the overall number of people employed in the workplace has generally increased, this increase has only partially offset the declining rate of injuries and illnesses. Our business model is based, in part, on our ability to expand our relative share of the market for the review of claims for workplace injuries and illnesses. If nationwide employment does not increase or experiences periods of decline, our ability to expand our revenue and earnings may be adversely affected. Additionally, if workplace injuries and illnesses continue to decline at a greater rate than the increase in total employment, the number of claims in the workers’ compensation market will decrease and may adversely affect our business.
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
     Our management has determined that there were material weaknesses in our system of internal control over financial reporting and as a result concluded that our internal control over financial reporting was not effective as of March 31, 2006 and June 30, 2006. If we are unable to correct the deficiencies that resulted in these material weaknesses, we may not be able to accurately report our future financial results, which could cause investors to lose confidence in our reported financial information and result in a decline in the market price of our common stock.
     Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2006 and June 30, 2006, and this assessment identified material weaknesses in our internal control over financial reporting. As a result our management concluded that our internal control over financial reporting was not effective as of March 31, 2006. For a discussion of this material weakness and our responsive measures, please see “Item 9A. Controls and Procedures” of the Annual Report on Form 10-K for the year ended March 31, 2006 and “Item 4. Controls and Procedures” of this report. Although we are in the process of taking steps to correct the internal control deficiencies that resulted in these material weaknesses, the efficacy of the steps we are planning to take are subject to continuing management review supported by confirmation and testing. We cannot be certain that these measures will ensure that we will be able to implement and maintain adequate internal control over our financial reporting processes in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could prevent us from accurately reporting our financial results or cause us to fail to meet our reporting obligations in the future. Also, internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. As a result, insufficient internal control over financial reporting could cause investors to lose confidence in our reported financial information, which could result in a decline in the market price of our common stock.
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
     There were no sales of unregistered securities during the period covered by this report.
     In 1996, the Company’s Board of Directors authorized a stock purchase plan for up to 100,000 shares of the Company’s common stock. The Company’s Board of Directors has periodically increased the number of shares authorized for repurchase under the plan. The most recent increase occurred in June 2006 and brought the number of shares authorized for repurchase to 8,100,000 shares. There is no expiration date for the plan. The Company did not repurchase any common shares during the June 2006 quarter.
Item 3 – Defaults Upon Senior Securities - None.
Item 4 – Submission of Matters to a Vote of Security Holders - None.
Item 5 – Other Information – None.
Item 6 — Exhibits –
3.1	Certificate of Incorporation of the Company — Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 Registration No. 33-40629.

3.2	Amended and Restated Bylaws of the Company — Filed herewith.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Filed herewith.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Filed herewith

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Furnished herewith.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CORVEL CORPORATION

	By:	/s/ V. Gordon Clemons
V. Gordon Clemons, Chairman of the Board, and Chief Executive Officer

	By:	/s/ Scott McCloud

Scott McCloud, Chief Financial Officer

August 11, 2006

EXHIBIT INDEX
3.1	Certificate of Incorporation of the Company — Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 Registration No. 33-40629.

3.2	Amended and Restated Bylaws of the Company — Filed herewith.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Filed herewith.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Filed herewith

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Furnished herewith.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Furnished herewith.