Form 10-Q/A
period 2006-06-30
CORVEL CORP
filed 2006-08-29
CIK 874866

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
Amendment No. 1

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For this transition period from _______ to _______
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

CORVEL CORPORATION
Form 10-Q/A
Amendment No. 1
EXPLANATORY NOTE
This amendment on Form 10-Q/A is being filed to revise Part II — Item 6. Exhibits on Form 10-Q for the quarter ended June 30, 2006 that was filed on August 11, 2006 (“the Report”) to correct the inadvertent omission of some words from the Section 302 Certification. This amendment to the Report does not alter any part of the content of the Report, except for the additional text provided herein. This amendment continues to speak as of the date of the Report. This amendment does not affect the information originally set forth in the Report, the remaining portions of which have not been amended.

CORVEL CORPORATION
Form 10-Q/A
Amendment No. 1
For the Quarter Ended June 30, 2006
INDEX

		Page
PART II.	OTHER INFORMATION
Item 6.	Exhibits	3
	Signatures	4
	Exhibits	5
EXHIBIT 31.1
EXHIBIT 31.2

Item 6 — Exhibits —
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

CORVEL CORPORATION
By:	V. Gordon Clemons
V. Gordon Clemons, Chairman of the Board, and
Chief Executive Officer

By:	Scott McCloud
Scott McCloud,
Chief Financial Officer

     August 24, 2006

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Filed herewith.
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Filed herewith.