Form 10-Q
period 2006-09-30
CORVEL CORP
filed 2006-11-09
CIK 874866

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Registrant’s telephone number, including area code: (949) 851-1473
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accerlated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one)
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares outstanding of the registrant’s Common Stock, $0.0001 Par Value, as of September 30, 2006 was 9,369,332.

CORVEL CORPORATION
FORM 10-Q

Part I — Financial Information
Item 1. Financial Statements
CORVEL CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31, 2006	September 30, 2006
		(unaudited)
Assets
Current Assets
Cash and cash equivalents	$14,206,000	$21,988,000
Accounts receivable, net	39,521,000	40,027,000
Prepaid taxes and expenses	2,221,000	2,316,000
Deferred income taxes	4,521,000	5,041,000

Total current assets	60,469,000	69,372,000

Property and equipment, net	26,459,000	24,250,000

Goodwill and other assets	13,170,000	13,148,000

TOTAL ASSETS	$100,098,000	$106,770,000

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts and taxes payable	$13,712,000	$14,581,000
Accrued liabilities	12,160,000	11,985,000

Total current liabilities	25,872,000	26,566,000

Deferred income taxes	6,190,000	5,551,000

Commitments and contingencies

Stockholders’ Equity
Common stock, $.0001 par value: 30,000,000 shares authorized; 16,517,387 shares (9,416,900, net of Treasury shares) and 16,584,005 shares (9,327,563, net of Treasury shares) issued and outstanding at March 31, 2006 and September 30, 2006, respectively	2,000	2,000

Paid-in-capital	61,084,000	63,649,000

Treasury Stock, (7,100,487 shares at March 31, 2006 and 7,256,442 shares at September 30, 2006)	(132,205,000)	(137,616,000)

Retained earnings	139,155,000	148,618,000

Total stockholders’ equity	68,036,000	74,653,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$100,098,000	$106,770,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
CONSOLIDATED INCOME STATEMENTS — UNAUDITED

	Three months ended September 30,
	2005	2006
REVENUES	$66,343,000	$67,329,000

Cost of revenues	55,470,000	50,933,000

Gross profit	10,873,000	16,396,000

General and administrative expenses	7,280,000	8,489,000

Income before income tax provision	3,593,000	7,907,000

Income tax provision	1,382,000	3,084,000

NET INCOME	$2,211,000	$4,823,000

Net income per common and common equivalent share
Basic	$0.22	$0.51

Diluted	$0.22	$0.51

Weighted average common and common equivalent shares
Basic	9,858,000	9,415,000

Diluted	9,911,000	9,486,000
See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
CONSOLIDATED INCOME STATEMENTS — UNAUDITED

	Six months ended September 30,
	2005	2006
REVENUES	$137,010,000	$137,091,000

Cost of revenues	114,133,000	104,368,000

Gross profit	22,877,000	32,723,000

General and administrative expenses	14,714,000	17,209,000

Income before income tax provision	8,163,000	15,514,000

Income tax provision	3,142,000	6,051,000

NET INCOME	$5,021,000	$9,463,000

Net income per common and common equivalent share
Basic	$0.51	$1.00

Diluted	$0.50	$1.00

Weighted average common and common equivalent shares
Basic	9,909,000	9,416,000

Diluted	9,965,000	9,466,000
See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Six months ended September 30,
	2005	2006
Cash flows from Operating Activities
NET INCOME	$5,021,000	$9,463,000

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	5,701,000	5,146,000
Loss on disposal of assets	20,000	91,000
Tax benefits from stock options exercised	356,000	—
Stock compensation expense	—	585,000
Write-off of uncollectible accounts	1,851,000	1,554,000
Provision for deferred income taxes	(1,080,000)	(1,069,000)

Changes in operating assets and liabilities
Accounts receivable	818,000	(2,060,000)
Prepaid taxes and expenses	512,000	(34,000)
Accounts and taxes payable	1,348,000	1,360,000
Accrued liabilities	(1,448,000)	(175,000)
Other assets	59,000	10,000

Net cash provided by operating activities	13,158,000	14,871,000

Cash Flows from Investing Activities
Additions to property and equipment	(4,925,000)	(3,016,000)

Net cash used in investing activities	(4,925,000)	(3,016,000)

Cash Flows from Financing Activities
Purchase of treasury stock	(12,748,000)	(5,411,000)
Tax effect of stock compensation expense	—	(228,000)
Exercise of employee stock purchase options	421,000	192,000
Exercise of common stock options	2,237,000	1,374,000

Net cash used in financing activities	(10,090,000)	(4,073,000)

Increase (decrease) in cash and cash equivalents	(1,857,000)	7,782,000
Cash and cash equivalents at beginning	8,945,000	14,206,000

Cash and cash equivalents at end	$7,088,000	$21,988,000

Supplemental Cash Flow Information:
Income taxes paid	$3,580,000	$6,154,000
Interest paid	1,000	—
Non cash financing activity	—	642,000
See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006 (Unaudited)
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
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending March 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended March 31, 2006 included in the Company’s Annual Report on Form 10-K.
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
     Cash and Cash Equivalents: Cash and cash equivalents consists of short-term highly-liquid investments with maturities of 90 days or less when purchased. The carrying amounts of the Company’s financial instruments approximate their fair values at March 31, 2006 and September 30, 2006.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006 (Unaudited)
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
     Accounts Receivable: The majority of the Company’s accounts receivable are due from companies in the property and casualty insurance industries. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. No one customer accounted for 10% or more of accounts receivable during the three or six month periods ended September 30, 2005 and 2006. No customer accounted for 10% or more of revenue during either the six months ended September 30, 2005 or September 30, 2006.
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
     Long-Lived Assets: The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or to the unamortized balance is warranted. Such evaluation is based principally on the expected utilization of the long-lived assets and the projected, undiscounted cash flows of the operations in which the long-lived assets are deployed. No impairment of long-lived assets has been recognized in the financial statements.
     Goodwill: Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, became effective beginning in 2003, and, provides that goodwill, as well as identifiable intangible assets with indefinite lives, should not be amortized. Accordingly, with the adoption of SFAS 142 on April 1, 2002, the Company discontinued the amortization of goodwill and indefinite-lived intangibles. Impairments are recognized when the expected future undiscounted cash flows derived from such assets are less than their carrying value. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. A loss in the value of an investment will be recognized when it is determined that the decline in value is other than temporary. No impairment of goodwill has been recognized in the financial statements.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006 (Unaudited)
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
September 30, 2006 (Unaudited)
Note B — Stock Based Compensation and Stock Options
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
     The Company has historically issued new shares to satisfy option exercises as opposed to issuing shares from treasury stock.
     The table below shows the amounts recognized in the financial statements for the six months ended September 30, 2006 for stock-based compensation.

	Three months ended	Six months ended
	September 30, 2006	September 30, 2006

Cost of revenue	$225,000	$465,000

General and administrative	60,000	120,000

Total cost of stock-based compensation included in income, before income tax	285,000	585,000

Amount of income tax benefit recognized	111,000	228,000

Amount charged against net income	$174,000	$357,000

Effect on diluted income per share	($.02)	($.04)

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006 (Unaudited)
Note B — Stock Based Compensation and Stock Options (continued)
     For purposes of pro forma disclosures under SFAS 123 for the three and six months ended September 30, 2005, the estimated fair of share-based awards was assumed to be amortized to expense over the vesting period of the award. There is no pro forma presentation for the three and six months ended September 30, 2006 as the Company adopted SFAS 123R as of April 1, 2006, as discussed above. The following table illustrates the effect on net income had the Company applied the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS 148”) for the three and six months ended September 30, 2005 (in thousands):

	Three months ended	Six months ended
	September 30, 2005	September 30, 2005

Net income	$2,211,000	$5,021,000

Deduct: Stock-based compensation cost, net of income taxes	(168,000)	(352,000)

Pro forma net income	$2,043,000	$4,669,000

Net income per share — basic

As reported	$0.22	$0.51

Pro forma	$0.21	$0.47

Net income per share — diluted

As reported	$0.22	$0.50

Pro forma	$0.21	$0.47

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006 (Unaudited)
Note B — Stock Based Compensation and Stock Options (continued)
     The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model with the assumptions included in the table below. The Company uses historical data among other factors to estimate the expected volatility, the expected option life, and the expected forfeiture rate. The risk-free rate is based on the interest rate paid on a U.S. Treasury issue with a term similar to the estimated life of the option. The weighted average expected option term for 2006 reflects the application of the simplified method defined in the Securities and Exchange Commission Staff Accounting Bulletin No. 107, which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. Based upon the historical experience of options cancellations, the Company has estimated an annualized forfeiture rate of 6.6% for the three months ended September 30, 2006. Forfeiture rates will be adjusted over the requsite service period when actual forfeitures differ, or are expected to differ, from the estimate. The following assumptions were used to estimate the fair value of options granted during the three months ended September 30, 2005 and 2006 using the Black-Scholes option-pricing model:

	Three Months Ended September 30,
	2005	2006
Risk-free interest rate	3.8%	4.9%

Expected volatility	38%	38%

Expected dividend yield	0.0	0.0%

Expected forfeiture rate	6.6%	6.6%

Expected weighted average life of option in years	4.7 years	4.8 years
     Under the Company’s Restated 1988 Omnibus Incentive Plan (formerly the Restated Executive Stock Option Plan), (“the Plan”) as amended, options for up to 6,455,000 shares of the Company’s common stock may be granted at prices not less than 100% of the fair value of the Company’s common stock on date of grant. Options granted under the Plan are non-statutory stock options, and options granted generally have a maximum life of five years. Options will generally become exercisable for 25% of the options shares one year from the date of grant and then ratably over the following 36 months, respectively. All options granted in the three and six months ended September 30, 2005 and 2006 were granted at fair market value and are non-statutory stock options.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006 (Unaudited)
Note B — Stock Based Compensation and Stock Options (continued)
     Summarized information for all stock options for the three and six months ended September 30, 2005 and 2006 follows:

	Three months ended September 30, 2005		Three months ended September 30, 2006
	Shares	Average Price	Shares	Average Price

Options outstanding, beginning	886,227	$25.89	960,433	$25.52
Options granted	63,950	23.58	44,850	27.13
Options exercised	(25,080)	16.81	(69,003)	25.58
Options cancelled	(32,231)	28.41	(26,703)	26.38

Options outstanding, ending	892,866	$26.02	909,577	$25.57

	Six months ended September 30, 2005		Six months ended September 30, 2006
	Shares	Average Price	Shares	Average Price

Options outstanding, beginning	969,200	$25.29	848,117	$25.92
Options granted	97,850	22.43	238,400	24.02
Options exercised	(123,895)	17.51	(69,128)	25.57
Options cancelled	(50,289)	25.94	(107,812)	24.91

Options outstanding, ending	892,866	$26.02	909,577	$25.57

The following table summarizes the status of stock options outstanding and exercisable at September 30, 2006:

					Exercisable
		Weighted	Outstanding	Exercisable	Options –
		Average	Options –	Options –	Weighted
		Remaining	Weighted	Number of	Average
	Number of	Contractual	Average	Exercisable	Exercise
Range of Exercise Price	Outstanding Options	Life	Exercise Price	Options	Price

$10.21 to $22.14	252,748	3.48	$17.99	101,253	$15.50

$23.33 to $25.00	229,562	4.86	23.73	33,095	24.35

$25.71 to $31.24	255,379	3.30	28.50	168,159	29.27

$33.22 to $38.74	171,888	1.97	34.83	146,458	34.60

Total	909,577	3.49	$25.57	448,965	$27.54

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006 (Unaudited)
Note B — Stock Based Compensation and Stock Options (continued)
     A summary of the status for all outstanding options at March 31, 2006 and September 30, 2006, and changes during the quarter then ended is presented in the table below:

			Weighted
			Average
			Remaining	Aggregate Intrinsic
	Number of	Weighted Average	Contractual Life	Value as of
	Options	Exercise Per Share	(Years)	September 30, 2006

Options outstanding at March 31, 2006	848,117	$25.92

Granted	238,400	24.02

Exercised	(69,128)	25.57

Cancelled — forfeited	(7,603)	22.89

Cancelled — expired	(100,209)	25.07

Ending outstanding	909,577	$25.57	3.49	$8,757,275

Ending vested and expected to vest	848,663	$25.73	0.94	$8,044,512

Ending exercisable	448,965	$27.54	2.44	$3,455,586

     As of September 30, 2006, unrecognized compensation expense related to unvested stock options totaled approximately $2.8 million, which will be recognized over a weighted period of 2.2 years.
     The weighted-average grant-date fair value of options granted during the three months ended September 30, 2005 and September 30, 2006, was $7.62 and $8.87, respectively.
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

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006 (Unaudited)
Note C — Treasury Stock
     The Company’s Board of Directors approved the commencement of a share repurchase program in the fall of 1996. In June 2006, the Company’s Board of Directors approved a 1,000,000 share expansion to its existing share repurchase program, increasing the total number of shares approved for repurchase over the life of the program to 8,100,000 shares from 7,100,000 shares. Since the commencement of the share repurchase program, the Company has spent $138 million to repurchase 7,256,442 shares of its common stock, equal to 44% of the outstanding common stock had there been no repurchases. The average price of these repurchases is $18.96 per share. During the quarter ended September 30, 2006, the Company repurchased 155,955 shares for $5.4 million. These purchases have been funded primarily from the net earnings of the Company, along with the proceeds from the exercise of common stock options. CorVel has 9,327,563 shares of common stock outstanding as of September 30, 2006, after reduction for the 7,256,442 shares in treasury.
Note D — Weighted Average Shares and Net Income Per Share
     Weighted average basic common and common equivalent shares decreased from 9,858,000 for the quarter ended September 30, 2005 to 9,415,000 for the quarter ended September 30, 2006. Weighted average diluted common and common equivalent shares decreased from 9,911,000 for the quarter ended September 30, 2005 to 9,486,000 for the quarter ended September 30, 2006. The net decrease in both of these weighted share calculations is due to the repurchase of common stock as noted above offset by an increase in shares outstanding due to the exercise of stock options in the Company’s employee stock option plan.
     Net income per common and common equivalent shares was computed by dividing net income by the weighted average number of common and common stock equivalents outstanding during the quarter. The calculations of the basic and diluted weighted shares for the three and six months ended September 30, 2005 and 2006, are as follows:

	Three months ended September 30,
	2005	2006
Basic Income Per Share:

Weighted average common shares outstanding	9,858,000	9,415,000

Net Income	$2,211,000	$4,823,000

Net Income per share	$.22	$0.51

	Three months ended September 30,
	2005	2006
Diluted Income Per Share:

Weighted average common shares outstanding	9,858,000	9,415,000
Net effect of dilutive common stock options	53,000	71,000

Total common and common equivalent shares	9,911,000	9,486,000

Net Income	$2,211,000	$4,823,000

Net Income per share	$.22	$0.51

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006 (Unaudited)
Note D — Weighted Average Shares and Net Income Per Share (continued)

	Six months ended September 30,
	2005	2006
Basic Income Per Share:

Weighted average common shares outstanding	9,909,000	9,416,000

Net Income	$5,021,000	$9,463,000

Net Income per share	$.51	$1.00

	Six months ended September 30,
	2005	2006
Diluted Income Per Share:

Weighted average common shares outstanding	9,909,000	9,416,000
Net effect of dilutive common stock options	56,000	50,000

Total common and common equivalent shares	9,965,000	9,466,000

Net Income	$5,021,000	$9,463,000

Net Income per share	$.50	$1.00

     For the quarters ended September 30, 2005 and September 30, 2006, 444,081 and 465,209 anti-dilutive shares, respectively, have been excluded from the diluted weighted shares outstanding calculation.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006 (Unaudited)
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations may include certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including (without limitation) statements with respect to anticipated future operating and financial performance, growth and acquisition opportunities and other similar forecasts and statements of expectation. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and “should”, and variations of these words and similar expressions, are intended to identify these forward-looking statements. Forward-looking statements made by the Company and its management are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance.
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
Summary of Quarterly Results
     The Company generated revenues of $67.3 million for the quarter ended September 30, 2006, an increase of $1.0 million or 1.5%, compared to revenues of $66.3 million for the quarter ended September 30, 2005.
     The slight revenue increase reflects the challenging market conditions and there is no guarantee that the Company will either post revenue growth similar to the period from 1991 to 2003 or generate revenue increases. The decrease in the nation’s manufacturing employment levels, which has helped lead to a decline in national workers’ compensation claims, considerable price competition in a flat-to-declining overall market, an increase in competition from both larger and smaller competitors, changes and the potential changes in state workers’ compensation and auto managed care laws which can reduce demand for the Company’s services, have created an environment where revenue and margin growth is more difficult to attain and where revenue growth is less certain than historically experienced. Additionally, the Company’s technology and preferred provider network competes against other companies, some of which have more resources available. Also, some customers may handle their managed care services in-house and may reduce the amount of services which are outsourced to managed care companies such as CorVel Corporation.
     The Company’s cost of revenues decreased by $4.5 million, from $55.5 million in the September 2005 quarter to $50.9 million in the June 2006 quarter, a decrease of 8.2%. This decrease was primarily due to the decrease in the Company’s headcount from 2,787 at September 30, 2005 to 2,573 at September 30, 2006 due to a decrease in the volume of business along with greater efficiencies in the Company’s field operations, primarily Network Solutions. The Company benefited from a mix shift of revenue from the lower margin patient management revenue to the higher margin network solutions revenue. Within network solutions, the Company benefited from a mix shift from the lower margin CareIQ services to the higher margin bill review, PPO, out-of-network bill review, and checkwriting. As a result of these factors, the Company’s cost of revenues decreased due to a lower volume of business while revenues increased by a nominal amount.
     The Company’s general and administrative costs increased by 16.6% from $7.3 million in the September 30 2005 quarter to $8.5 million in the September 2006 quarter. This increase was primarily due to the increase in corporate governance costs under the Sarbanes-Oxley Act of 2002 and an increase in systems costs.
     The Company’s income tax expense increased by 123.2%, from $1.4 million in the September 2005 quarter to $3.1 million in the September 2006 quarter. The increase in income tax expense was primarily due to the aforementioned decrease in cost of revenues although revenues increased which resulted in an increase in income before income taxes.
     Weighted diluted shares decreased from 9.9 million shares in the September 2005 quarter to 9.49 million shares in the September 2006 quarter, a decrease of 425,000 shares or 4.3%. This decrease was primarily due to the Company’s repurchase of common shares during the September 2005 and December 2005 quarters.
     Diluted earnings per share increased from $0.22 in the September 2005 quarter to $0.51 in the September 2006 quarter, an increase of $0.29 per share or 132%. The increase in diluted earnings per share was primarily due to the increase in the income before income taxes and the decrease in the weighted diluted shares.
Results of Operations
     The Company derives its revenues from providing patient management and network solutions services to payors of workers’ compensation benefits, auto insurance claims and health insurance benefits. Patient management services include utilization review, medical case management, and vocational rehabilitation. Network solutions revenues include fee schedule auditing, hospital bill auditing, independent medical examinations, diagnostic imaging review services and preferred provider referral services. Network solutions has shown to be the stronger business over the past year as revenues have increased while patient management revenues have decreased. The percentages of revenues attributable to patient management and network solutions services for the quarters ended September 30, 2005 and 2006:

	September 30, 2005	September 30, 2006
Patient management services	43.2%	39.0%

Network solutions revenues	56.8%	61.0%

     The following table sets forth, for the periods indicated, the dollars and the percentage of revenues represented by certain items reflected in the Company’s consolidated income statements for the quarters ended September 30, 2005 and September 30, 2006. The Company’s past operating results are not necessarily indicative of future operating results.

	3 months ended	3 months ended	Dollar	Percentage
	September 30, 2005	September 30, 2006	Change	Change

Revenue	$66,343,000	$67,329,000	$986,000	1.5%
Cost of revenues	55,470,000	50,933,000	(4,537,000)	(8.2%)

Gross profit	10,873,000	16,396,000	5,523,000	50.8%

Gross profit percentage	16.4%	24.4%

General and administrative	7,280,000	8,489,000	1,209,000	16.6%
General and administrative percentage	11.0%	12.6%

Income before income tax provision	3,593,000	7,907,000	4,314,000	120.1%

Income before income tax provision percentage	5.4%	11.7%

Income tax provision	1,382,000	3,084,000	1,702,000	123.2%

Net income	$2,211,000	$4,823,000	$2,612,000	118.1%

Weighted Shares
Basic	9,858,000	9,415,000	(443,000)	(4.5%)
Diluted	9,911,000	9,486,000	(425,000)	(4.3%)

Earnings Per Share
Basic	$0.22	$0.51	$0.29	131.8%
Diluted	$0.22	$0.51	$0.29	131.8%
Revenues
Change in revenue from the quarter ended September 2005 to the quarter ended September 2006
     Revenues increased from $66.3 million for the three months ended September 30, 2005 to $67.3 million for the three months ended September 30, 2006, a increase of $1.0 million or 1.5%. The continued softness in the national labor market, especially the manufacturing sector of the economy, has caused a reduction in the overall claims volume and a reduction in case management and bill review volume offset by an increase in the revenue per bill due to an increase in savings per bill for the Company’s customers. The Company’s patient management revenues decreased $2.3 million or 8.0% from $28.6 million in the September 2005 quarter to $26.3 million in the September 2006 quarter. This decrease was primarily due to a decrease in case referral volume offset by a nominal increase in price. The number of the Company’s case managers decreased from just over 870 at September 30, 2005 to approximately 770 at September 30, 2006. The Company’s network solutions revenues increased from $37.7 million in the September 2005 quarter to $41.0 million in the September 2006 quarter an increase of $3.3 million or 8.8%. This increase was primarily due to an increase in the volume of out of network bills reviewed which generate greater revenue per bill and an increase in revenue per provider bill reviewed due to increased savings per bills for the Company’s customers.

     The Company believes that referral volume in the patient management services and bill review volume in network solutions will continue to reflect just nominal growth until there is a growth in the number of work related injuries and workers compensation related claims.
Cost of Revenues
     The Company’s cost of revenues consist of direct expenses, costs directly attributable to the generation of revenue, and field indirect costs which are incurred in the field offices of the Company. Direct costs are primarily case manager salaries, bill review analysts, related payroll taxes and fringe benefits, and costs for IME (independent medical examination) and MRI providers. Most of the Company’s revenues are generated in offices which provide both patient management services and network solutions services. The largest of the field indirect costs are manager salaries and bonus, account executive base pay and commissions, administrative and clerical support, field systems personnel, PPO network developers, related payroll taxes and fringe benefits, office rent, and telephone expense. Approximately 42% of the costs incurred in the field are field indirect costs which support both the patient management services and network solutions operations of the Company’s field operations.
Change in cost of revenue from the September 2005 quarter to the September 2006 quarter
     The Company’s costs of revenues decreased from $55.5 million in the quarter ended September 30, 2005 to $50.9 million in the quarter ended September 30, 2006, a decrease of $4.5 million or 8.2%. The Company’s cost of revenues decreased while the revenue increased by 1.5% as compared to the same quarter of the prior year. Most of the decrease in cost of revenues was due to a shift in the mix of the business from the lower margin patient management business to the higher margin network solutions business. With the network solutions business, the Company benefited from a revenue mix shift from the lower margin CareIQ services to the higher margin bill review, and out of network bill review services. Most of the decrease in the cost of revenues was a decrease in professional salaries by $1.7 million, from $15.2 million in the September 2005 quarter to $13.5 million in the September 2006 quarter. This decrease was primarily attributable to a decrease in the number of case managers noted above. Additionally, the provider costs for the Company’s CareIQ services decreased as the volume of activity decreased. The Company improved its operating productivity in both its patient management and network solutions lines of business.
General and Administrative Costs
Change in cost of general and administrative expense from the September 2005 quarter to the September 2006 quarter
     For the quarter ended September 30, 2006, general and administrative costs consisted of approximately 53% of corporate systems costs which include the corporate systems support, implementation and training, amortization of software development costs, depreciation of the hardware costs in the Company’s national systems, the Company’s national wide area network and other systems related costs. The remaining 47% of the general and administrative costs consist of national marketing, national sales support, corporate legal, corporate insurance, human resources, accounting, product management, new business development and other general corporate matters. Approximately 30% of the non-systems portion of general and administrative costs during the September 2006 quarter pertained to the costs of corporate governance for compliance under the Sarbanes-Oxley Act of 2002.
     General and administrative costs for the quarter increased from $7.3 million for the quarter ended September 30, 2005 to $8.5 million in the quarter ended September 30, 2006, an increase of $1.2 million or 16.6%. This increase is primarily due to the increase in the costs of managing the Company’s systems efforts and an increase in corporate governance costs related to compliance with the Sarbanes Oxley Act.

Results of Operations for the Six Months Ended September 30, 2005 and 2006
     The following table sets forth, for the periods indicated, the dollars and the percentage of revenues represented by certain items reflected in the Company’s consolidated income statements for the six months ended September 30, 2005 and September 30, 2006. The Company’s past operating results are not necessarily indicative of future operating results.

	6 mo. ended	6 mo. ended	Dollar	Percentage
	Sept. 30, 2005	Sept. 30, 2006	Change	Change
Revenue	$137,010,000	$137,091,000	$81,000	0.1%
Cost of revenues	114,133,000	104,368,000	(9,765,000)	(8.6%)

Gross profit	22,877,000	32,723,000	9,846,000	43.0%

Gross profit percentage	16.7%	23.9%

General and administrative	14,714,000	17,209,000	2,495,000	17.0%
General and administrative percentage	10.7%	12.6%

Income before income tax provision	8,163,000	15,514,000	7,351,000	90.1%

Income before income tax provision percentage	6.0%	11.3%

Income tax provision	3,142,000	6,051,000	2,909,000	92.6%

Net income	$5,021,000	$9,463,000	$4,442,000	88.5%

Weighted Shares
Basic	9,909,000	9,416,000	(493,000)	(5.0%)
Diluted	9,965,000	9,466,000	(499,000)	(5.0%)

Earnings Per Share
Basic	$0.51	$1.00	$0.50	98.0%
Diluted	$0.50	$1.00	$0.50	100.0%
Revenues
Change in revenue from the six months ended September 2005 to the six months ended September 2006.
     Revenues increased from $137.0 million for the six months ended September 30, 2005 to $137.1 million for the six months ended September 30, 2006, a increase of $0.1 million or 0.1%. As noted above in the revenue comparison for the three months ended September 30, 2005 as compared to the three months ended September 30, 2006, the continued softness in the national labor market, especially the manufacturing sector of the economy, has caused a reduction in the overall claims volume and a reduction case management and bill review volume offset by an increase in the revenue per bill due to an increase in savings per bill The Company’s patient management revenues decreased $5.7 million or 9.7% from $59.4 million in the six months ended September 2005 to $53.6 million in the six months ended September 2006. This decrease was primarily due to a decrease in case referral volume offset by a nominal increase in price. The number of the Company’s case managers decreased from just over 870 at September 30, 2005 to approximately 770 at September 30, 2006. The Company’s network solutions revenues increased from $77.6 million in the six months ended September 2005 quarter to $83.5 million in the six months ended September 2006, an increase of $5.8 million or 7.5%. This increase was primarily due to an increase the volume of out of network bills reviewed which generate greater revenue per bill and an increase in revenue per provider bill reviewed due to increased savings per bills for the Company’s customers offset by a decrease in the volume of CareIQ services performed (independent medical examinations and MRI’s).

Cost of Revenues
Change in cost of revenue from the six months ended September 2005 to the six months ended September 2006
     The Company’s costs of revenues decreased from $114.1 million in the six months ended September 30, 2005 to $104.4 million in the six months ended September 30, 2006, a decrease of $9.8 million or 8.6%. The Company’s cost of revenues decreased while the revenue increased by 0.1% as compared to the same quarter of the prior year. Most of the decrease in cost of revenues was due to a shift in the mix of the business from the lower margin patient management business to the higher margin network solutions business. With the network solutions business, the Company benefited from a revenue mix shift from the lower margin CareIQ services to the higher margin bill review, and out-of-network bill review services. Most of the decrease in the cost of revenues was a decrease in professional salaries by $3.7 million, from $31.5 million for the six months ended September 2005 to $27.8 million for the six months ended September 2006. This decrease was primarily attributable to a decrease in the number of case managers noted above. Additionally, the provider costs for the Company’s CareIQ services decreased as the volume of activity decreased.
General and Administrative Costs
Change in general and administrative expense from the six months ended September 2005 to the six months ended September 2006
     General and administrative costs increased from $14.7 million for the six months ended September 30, 2005 to $17.2 million in the six months ended September 30, 2006, an increase of $2.5 million or 17.0%. This increase is primarily due to the increase in the cost of corporate governance and compliance with the Sarbanes Oxley act and the related internal controls documentation, testing and auditing. Additionally, the Company incurred greater costs to manage the computer systems.
Income Tax Provision
     The Company’s income tax expense increased from $1.4 million for the three months ended September 30, 2005 to $3.1 million for the three months ended September 30, 2006 due to the increase in income before income taxes from $3.6 million to $7.9 million for the same periods, respectively. The income tax expense as a percentage of income before income taxes was 38.5% for the three months ended September 30, 2005 and 39.0% for the three months ended September 30, 2006. The Company’s income tax expense increased from $3.1 million for the six months ended September 30, 2005 to $6.1 million for the six months ended September 30, 2006 due to the increase in income before income taxes from $8.2 million to $15.5 million for the same periods, respectively. The income tax expense as a percentage of income before income taxes was 38.5% for the three months ended September 30, 2005 and 39.0% for the three months ended September 30, 2006. The income tax provision rates were based upon management’s review of the Company’s estimated annual income tax rate, including state taxes. This effective tax rate differed from the statutory federal tax rate of 35.0% primarily due to state income taxes and certain non-deductible expenses.

Liquidity and Capital Resources
     The Company has historically funded its operations and capital expenditures primarily from cash flow from operations, and to a lesser extent, option exercises. Net working capital increased from $35 million as of March 31, 2006 to $43 million as of September 30, 2006, primarily due to an increase in cash from $14 million as of March 31, 2006 to $22 million as of September 30, 2006. This increase in working capital is due primarily to the net income of $9.5 million during the six months ended September 2006.
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
     As of September 30, 2006 the Company had $22 million in cash and cash equivalents, invested primarily in short-term, highly liquid investments with maturities of 90 days or less in a federally regulated bank.
     The Company has historically required substantial capital to fund the growth of its operations, particularly working capital to fund the growth in accounts receivable and capital expenditures. The Company believes, however, that the cash balance at September 30, 2006 along with anticipated internally generated funds and the available line of credit would be sufficient to meet the Company’s expected cash requirements for at least the next twelve months.
Operating Cash Flows
Six months ended September 30, 2005 compared to six months ended September 30, 2006
     Net cash provided by operating activities was $13.2 million in the six months ended September 30, 2005 compared to $14.9 million in the six months ended September 30, 2006. The increase in the cash flow from operating activities was primarily due to the increase in net income from $5.0 million for the six months ended September 30, 2005 to $9.5 million for the six months ended September 30, 2006. The increase in net income was offset by an increase in accounts receivable from March 31, 2006 to September 30, 2006.
Investing Activities
Six months ended September 30, 2005 compared to six months ended September 30, 2006
     Net cash flow used in investing activities decreased from $4.9 million in the six months ended September 30, 2005 to $3.0 million in the six months ended September 30, 2006. This decrease in net cash used in investing activity is primarily due to the Company’s reduction in capital expenditures due to lack of revenue growth, more centralization of the computer processing and greater efficiencies in operations which require less additional investment in capital assets.

Financing Activities
Six months ended September 30, 2005 compared to six months ended September 30, 2006
     Net cash flow used in financing activities decreased from $10.1 million for the six months ended September 30, 2005 to $4.1 million for the six months ended September 30, 2006. The primary reason for the decrease in cash flow used in financing activities was due to a decrease in the amount spent to repurchase shares of the Company’s common stock from the six months ended September 30, 2005 to the six months ended September 30, 2006. During the six months ended September 2005, the Company spent $12.7 million in repurchases of 532,205 shares of its common stock. During the six months ended September 30, 2006, the Company spent $5.4 million to repurchase 155,955 shares of its common stock. The Company’s Board of Directors had previously authorized the repurchase of 7,100,000 shares of its common stock which was attained in the December 2006 quarter. In June 2006, the Board of Directors increased the number of shares authorized to be repurchased over the life of the repurchase program by an additional 1,000,000 shares to 8,100,000 shares. The Company has historically used cash provided by operating activities and from the exercise of stock options to repurchase stock. The Company may use some of the $22 million of cash on the balance sheet at September 30, 2006 to repurchase additional shares of stock. The cost of the stock repurchases was offset by cash generated from the option proceeds on option exercises.
     The following table summarizes the Company’s contractual obligations outstanding as of September 30, 2006.

	Payments Due by
	Period
		Less Than	Between Two and	Between Four and	More than
	Total	One Year	Three Years	Five Years	Five Years

Operating leases	$27,463,000	$9,977,000	$12,950,000	$4,044,000	$492,000

Off-Balance Sheet Arrangements
     As of September 30, 2006, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.
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

     Allowance for Uncollectible Accounts: The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customers’ current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. No one customer accounted for 10% or more of accounts receivable at any of the fiscal years ended March 31, 2004, 2005, and 2006 and September 30, 2006.
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

Recently Issued Accounting Standards
     In May 2005, the Financial Accounting Standards Board (“FASB”) issued FAS No. 154, “Accounting Changes and Error Corrections” (FAS 154). SFAS No. 154 is a replacement of APB No. 20 and SFAS No. 3. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. SFAS No. 154 also addresses the reporting of a correction of an error by restating previously issued financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on the Company’s financial statements.
     In March 2005, the FASB issued FASB Interpretation No. (FIN) 47, “Accounting for Conditional Asset Retirement Obligations,” which is effective for fiscal years ending after December 15, 2005. The interpretation requires a conditional asset retirement obligation to be recognized when the fair value of the liability can be reasonably estimated. The interpretation did not have a material impact on the Company’s financial statements.
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
Item 3 — Quantitative and Qualitative Disclosures About Market Risk -
     As of September 30, 2006, the Company held no market risk sensitive instruments for trading purposes, and the Company did not employ any derivative financial instruments, other financial instruments, or derivative commodity instruments to hedge any market risk. The Company had no debt outstanding as of September 30, 2006.
Item 4 — Controls and Procedures -
     Evaluation of Disclosure Controls and Procedures
     CorVel’s management, with the participation of CorVel’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of CorVel’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
     Although we have begun the implementation of our plans to remediate these material weaknesses, such implementation will continue during the remainder of Fiscal 2007 and these material weaknesses are not yet remediated. No material weaknesses will be considered remediated until the remediated procedures have operated for an appropriate period, have been tested, and management has concluded that they are operating effectively.
PART II — OTHER INFORMATION
Item 1 — Legal Proceedings -
     The Company is involved in litigation arising in the normal course of business. The Company believes that resolution of these matters will not result in any payment that, in the aggregate, would be material to the financial position or financial operations of the Company.
Item 1A. Risk Factors -
     Certain statements contained in the Company’s Annual Report on Form 10-K for the year ended March 31, 2006, and Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, such as statements concerning the development of new services, possible legislative changes, and other statements contained herein regarding matters that are not historical facts, are forward-looking statements (as such term is defined in the Securities Act of 1933, as amended). Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.
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
     The majority of our revenue in fiscal 2006 was generated from the treatment or review of workers’ compensation claims. The rate of injuries that occur in the workplace has decreased over time. Although the overall number of people employed in the workplace has generally increased, this increase has only partially offset the declining rate of injuries and illnesses. Our business model is based, in part, on our ability to expand our relative share of the market for the review of claims for workplace injuries and illnesses. If nationwide employment does not increase or experiences periods of decline, our ability to expand our revenue and earnings may be adversely affected. Additionally, if workplace injuries and illnesses continue to decline at a greater rate than the increase in total employment, the number of claims in the workers’ compensation market will decrease and may adversely affect our business.
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
     Our management has determined that there were material weaknesses in our system of internal control over financial reporting and as a result concluded that our internal control over financial reporting was not effective as of March 31, 2006 and continues to not be effective. If we are unable to correct the deficiencies that resulted in these material weaknesses, we may not be able to accurately report our future financial results, which could cause investors to lose confidence in our reported financial information and result in a decline in the market price of our common stock.
     Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2006, and this assessment identified material weaknesses in our internal control over financial reporting. As a result our management concluded that our internal control over financial reporting was not effective as of March 31, 2006 and continues to not be effective. For a discussion of this material weakness and our responsive measures, please see “Item 9A. Controls and Procedures” of the Annual Report on Form 10-K for the year ended March 31, 2006. Although we are in the process of taking steps to correct the internal control deficiencies that resulted in these material weaknesses, the efficacy of the steps we are planning to take are subject to continuing management review supported by confirmation and testing. We cannot be certain that these measures will ensure that we will be able to implement and maintain adequate internal control over our financial reporting processes in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could prevent us from accurately reporting our financial results or cause us to fail to meet our reporting obligations in the future. Also, internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. As a result, insufficient internal control over financial reporting could cause investors to lose confidence in our reported financial information, which could result in a decline in the market price of our common stock.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
     There were no sales of unregistered securities during the period covered by this report. The following table summarizes any purchases of the Company common stock made by or on behalf of the Company for the quarter ended September 30, 2006 pursuant to a publicly announced plan.

	Total		Total Number of	Maximum Number
	Number	Average	Shares Purchased	of Shares That May
	of Shares	Price Paid	as Part of Publicly	Yet Be Purchased
Period	Purchased	Per Share	Announced Program	Under the Program
July 1 to July 31, 2006	—	$—	7,100,487	999,513
August 1 to August 31, 2006	29,289	29.62	7,129,776	970,224
September 1 to September 30, 2006	126,666	35.87	7,256,442	843,558

Total	155,955	$34.69	7,256,442	843,558

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
Item 3 — Defaults Upon Senior Securities — None, because the Company has no outstanding debt
Item 4 — Submission of Matters to a Vote of Security Holders -
The Annual Meeting of Stockholders was held on August 3, 2006 to act on the following matters:
1.	To elect five directors to serve for a one year term ending on the date of the Company’s 2007 annual meeting of stockholders or until their successors are duly elected and qualified. The following directors were elected at the 2006 Annual Meeting: V. Gordon Clemons, Steven J. Hamerslag, Alan R. Hoops, R. Judd Jessup, and Jeffery J. Michael. The votes cast for Mr. Clemons were 7,079,055 shares, with 541,215 votes withheld. The votes cast for Mr. Hamerslag were 6,998,521 shares, with 621,749 votes withheld. The votes cast for Mr. Hoops were 6,999,718 shares, with 620,552 votes withheld. The votes cast for Mr. Jessup were 7,079,263 shares, with 541,007 votes withheld. The votes cast for Mr. Michael were 6,972,421 shares, with 647,849 votes withheld.

2.	To approve a series of amendments to, and a restatement of, the Company’s Restated 1988 Executive Stock Option Plan (the “Option Plan”) to effect the following changes: (i) extend the termination date of the Option Plan by ten years from June 30, 2006 to June 30, 2016, (ii) increase the maximum number of shares of Common Stock authorized for issuance over the term of the Option Plan by 500,000 shares to an aggregate of 6,455,000 shares, (iii) rename the Option Plan as the “CorVel Corporation Restated Omnibus Incentive Plan (Formerly The Restated 1988 Executive Stock Option Plan)” and (iv) effect various other improvements to the Option Plan. The amendments were approved with a total of 4,737,446 shares voting yes, 2,271,952 shares voting no, and 224,760 shares abstaining.

3.	To approve a series of amendments to, and restatement of, the bylaws of the Company to, among other things, increase the number of directors which shall constitute the whole Board of Directors from five directors to seven directors. The amendments were approved with a total of 7,573,049 shares voting yes, 45,809 shares voting no, and 1,412 shares abstaining.

Based on these voting results, all of the above matters were approved.
Item 5 — Other Information — None.
Item 6 — Exhibits -
3.1	Amended and Restated Certificate of Incorporation of the Company. Incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002.

3.2	Amended and Restated Bylaws of the Company. Incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2006 (File No. 0-19291).

10.1*	CorVel Corporation Restated Omnibus Incentive Plan (Formerly The Restated 1988 Executive Stock Option Plan). Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 9, 2006 (File No. 0-19291).

10.2*	Form of Notice of Grant of Stock Option, Stock Option Agreement and Notice of Exercise.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

*	- Denotes management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CORVEL CORPORATION

By:	V. Gordon Clemons
V. Gordon Clemons, Chairman of the Board and Chief Executive Officer,

By:	Scott McCloud
Scott McCloud, Chief Financial Officer
November 9, 2006

Exhibit Index

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company. Incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002.

3.2	Amended and Restated Bylaws of the Company. Incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2006 (File No. 0-19291).

10.1*	CorVel Corporation Restated Omnibus Incentive Plan (Formerly The Restated 1988 Executive Stock Option Plan). Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 9, 2006 (File No. 0-19291).

10.2*	Form of Notice of Grant of Stock Option, Stock Option Agreement and Notice of Exercise.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

*	- Denotes management contract or compensatory plan or arrangement.