Form 10-Q
period 2006-12-31
CORVEL CORP
filed 2007-02-09
CIK 874866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one)
Large accelerated filer  ☐    Accelerated filer ☑   Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
     The number of shares outstanding of the registrant’s Common Stock, $0.0001 Par Value, as of January 31, 2007 was 14,076,146.

CORVEL CORPORATION
FORM 10-Q

Part I — Financial Information
Item 1. Financial Statements
CORVEL CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31, 2006	December 31, 2006
		(unaudited)
Assets
Current Assets
Cash and cash equivalents	$14,206,000	$24,003,000
Accounts receivable, net	39,521,000	38,569,000
Prepaid taxes and expenses	2,221,000	2,875,000
Deferred income taxes	4,521,000	5,200,000

Total current assets	60,469,000	70,647,000

Property and equipment, net	26,459,000	24,100,000

Goodwill and other assets	13,170,000	13,069,000

TOTAL ASSETS	$100,098,000	$107,816,000

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts and taxes payable	$13,712,000	$13,357,000
Accrued liabilities	12,160,000	12,937,000

Total current liabilities	25,872,000	26,294,000

Deferred income taxes	6,190,000	5,400,000

Commitments and contingencies

Stockholders’ Equity
Common stock, $.0001 par value: 30,000,000 shares authorized; 24,776,081 shares (14,125,350, net of Treasury shares) and 25,232,834 shares (14,021,081, net of Treasury shares) issued and outstanding at March 31, 2006 and December 31, 2006, respectively	2,000	2,000

Paid-in-capital	61,084,000	72,513,000

Treasury Stock, 10,650,731 and 11,211,753 shares at March 31, and December 31, 2006, respectively	(132,205,000)	(148,836,000)

Retained earnings	139,155,000	152,443,000

Total stockholders’ equity	68,036,000	76,122,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$100,098,000	$107,816,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
CONSOLIDATED INCOME STATEMENTS — UNAUDITED

	Three months ended December 31,
	2005	2006
REVENUES	$63,073,000	$66,580,000
Cost of revenues	53,025,000	51,048,000

Gross profit	10,048,000	15,532,000
General and administrative expenses	7,341,000	9,263,000

Income before income tax provision	2,707,000	6,269,000
Income tax provision	1,042,000	2,444,000

NET INCOME	$1,665,000	$3,825,000

Net income per common and common equivalent share	$0.12	$0.27
Basic

Diluted	$0.12	$0.27

Weighted average common and common equivalent shares	14,297,000	14,026,000
Basic
Diluted	14,330,000	14,368,000
See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
CONSOLIDATED INCOME STATEMENTS — UNAUDITED

	Nine months ended December 31,
	2005	2006

REVENUES	$200,083,000	$203,671,000
Cost of revenues	167,158,000	155,416,000

Gross profit	32,925,000	48,255,000
General and administrative expenses	22,055,000	26,472,000

Income before income tax provision	10,870,000	21,783,000
Income tax provision	4,184,000	8,495,000

NET INCOME	$6,686,000	$13,288,000

Net income per common and common equivalent share
Basic	$0.46	$0.94

Diluted	$0.45	$0.93

Weighted average common and common equivalent shares
Basic	14,675,000	14,091,000
Diluted	14,742,000	14,255,000
See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Nine months ended December 31,
	2005	2006
Cash Flows From Operating Activities
NET INCOME	$6,686,000	$13,288,000

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	8,285,000	7,615,000
Loss on disposal of assets	78,000	279,000
Tax benefits from stock options exercised	419,000	2,256,000
Stock compensation expense	—	921,000
Write-off of uncollectible accounts	2,860,000	2,387,000
Provision for deferred income taxes	(1,359,000)	(1,469,000)

Changes in operating assets and liabilities
Accounts receivable	5,201,000	(1,435,000)
Prepaid taxes and expenses	(617,000)	(654,000)
Accounts and taxes payable	1,647,000	(355,000)
Accrued liabilities	(1,502,000)	777,000
Other assets	66,000	82,000

Net cash provided by operating activities	21,764,000	23,692,000

Cash Flows From Investing Activities
Additions to property and equipment	(6,241,000)	(5,516,000)

Net cash used in investing activities	(6,241,000)	(5,516,000)

Cash Flows From Financing Activities
Purchase of treasury stock	(18,724,000)	(16,631,000)
Tax effect of stock compensation expense	—	(359,000)
Exercise of employee stock purchase options	423,000	194,000
Exercise of common stock options	2,617,000	8,417,000

Net cash used in financing activities	(15,684,000)	(8,379,000)

(Decrease) increase in cash and cash equivalents	(161,000)	9,797,000
Cash and cash equivalents at beginning	8,945,000	14,206,000

Cash and cash equivalents at end	$8,784,000	$24,003,000

Supplemental Cash Flow Information:
Income taxes paid	$5,082,000	$9,221,000
Interest paid	1,000	—
Non cash financing activity	—	642,000
See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 (Unaudited)
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
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ending March 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended March 31, 2006 included in the Company’s Annual Report on Form 10-K.
     Basis of Presentation: The consolidated financial statements include the accounts of CorVel and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.
     Use of Estimates: The preparation of financial statements in conforming with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. Actual results could differ from those estimates. Significant estimates include the allowance for doubtful accounts, accrual for bonuses, accounts payable, and accruals for self-insurance reserves.
     Cash and Cash Equivalents: Cash and cash equivalents consists of short-term highly-liquid investments with maturities of 90 days or less when purchased. The carrying amounts of the Company’s financial instruments approximate their fair values at March 31, 2006 and December 31, 2006.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 (Unaudited)
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
     Accounts Receivable: The majority of the Company’s accounts receivable are due from companies in the property and casualty insurance industries. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. No one customer accounted for 10% or more of accounts receivable at either March 31, 2006 or December 31, 2006. No customer accounted for 10% or more of revenue during either the three or nine month periods ended December 31, 2005 or December 31, 2006.
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
December 31, 2006 (Unaudited)
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
     Stock Split: During the quarter ended December 31, 2006, the Company’s Board of Directors declared a three-for-two stock split in the form of a 50% dividend with a record date of November 20, 2006 and a distribution date of December 8, 2006. All prior period share and per share calculations in these financial statements have been retroactively adjusted to reflect this split.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 (Unaudited)
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
     The table below shows the amounts recognized in the financial statements for the three and nine months ended December 31, 2006 for stock-based compensation.

	Three months ended	Nine months ended
	December 31, 2006	December 31, 2006

Cost of revenue	$95,000	$560,000

General and administrative	241,000	361,000

Total cost of stock-based compensation included in income, before income tax	336,000	921,000

Amount of income tax benefit recognized	131,000	359,000

Amount charged against net income	$205,000	$562,000

Effect on diluted income per share	($.01)	($.04)

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 (Unaudited)
Note B — Stock Based Compensation and Stock Options (continued)
     For purposes of pro forma disclosures under SFAS 123 for the three and nine months ended December 31, 2005, the estimated fair of share-based awards was assumed to be amortized to expense over the vesting period of the award. There is no pro forma presentation for the three and nine months ended December 31, 2006 as the Company adopted SFAS 123R as of April 1, 2006, as discussed above. The following table illustrates the effect on net income had the Company applied the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS 148”) for the three and nine months ended December 31, 2005 (in thousands):

	Three months ended	Nine months ended
	December 31, 2005	December 31, 2005

Net income	$1,665,000	$6,686,000
Deduct: Stock-based compensation cost, net of income taxes	(170,000)	(522,000)

Pro forma net income	$1,495,000	$6,164,000

Net income per share — basic
As reported	$0.12	$0.46

Pro forma	$0.10	$0.42

Net income per share — diluted
As reported	$0.12	$0.45

Pro forma	$0.10	$0.42

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 (Unaudited)
Note B — Stock Based Compensation and Stock Options (continued)
     The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model with the assumptions included in the table below. The Company uses historical data among other factors to estimate the expected volatility, the expected option life, and the expected forfeiture rate. The risk-free rate is based on the interest rate paid on a U.S. Treasury issue with a term similar to the estimated life of the option. The weighted average expected option term for 2006 reflects the application of the simplified method defined in the Securities and Exchange Commission Staff Accounting Bulletin No. 107, which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. Based upon the historical experience of options cancellations, the Company has estimated an annualized forfeiture rate of 6.3% for the three months ended December 31, 2006. Forfeiture rates will be adjusted over the requsite service period when actual forfeitures differ, or are expected to differ, from the estimate. The following assumptions were used to estimate the fair value of options granted during the three months ended December 31, 2005 and 2006 using the Black-Scholes option-pricing model:

	Three Months Ended December 31,
	2005	2006

Risk-free interest rate	4.3%	4.6%

Expected volatility	40%	39%

Expected dividend yield	0.0%	0.0%

Expected forfeiture rate	6.6%	6.3%

Expected weighted average life of option in years	4.7 years	4.9 years
     Under the Company’s Restated Omnibus Incentive Plan (formerly the Restated 1988 Executive Stock Option Plan) (“the Plan”) as amended, options for up to 9,682,500 shares of the Company’s common stock may be granted at prices not less than 100% of the fair value of the Company’s common stock on date of grant. Of this amount, 1,336,604 shares of the Company’s common stock remain available for future grant or issuance under the Plan. Options granted under the Plan are non-statutory stock options, and options granted generally have a life of five years. Options will generally become exercisable for 25% of the options shares one year from the date of grant and then ratably over the following 36 months, respectively. All options granted in the three and nine months ended December 31, 2005 and 2006 were granted at fair market value and are non-statutory stock options.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 (Unaudited)
Note B — Stock Based Compensation and Stock Options (continued)
     Summarized information for all stock options for the three and nine months ended December 31, 2005 and 2006 follows:

	Three months ended December 31, 2005		Three months ended December 31, 2006
	Shares	Average Price	Shares	Average Price

Options outstanding, beginning	1,339,310	$17.35	1,364,057	$17.05
Options granted	47,475	11.02	111,675	29.79
Options exercised	(42,814)	9.73	(358,790)	18.27
Options cancelled	(54,328)	17.00	(4,275)	18.66

Options outstanding, ending	1,289,643	$17.38	1,112,667	$17.93

	Nine months ended December 31, 2005		Nine months ended December 31, 2006
	Shares	Average Price	Shares	Average Price

Options outstanding, beginning	1,453,811	$16.86	1,271,883	$17.28
Options granted	194,250	13.99	469,275	19.29
Options exercised	(228,663)	11.31	(462,507)	18.00
Options cancelled	(129,755)	17.17	(165,984)	16.66

Options outstanding, ending	1,289,643	$17.38	1,112,667	$17.93

The following table summarizes the status of stock options outstanding and exercisable at December 31, 2006:

		Weighted Average	Outstanding Options —	Exercisable Options —	Exercisable Options —
	Number of	Remaining	Weighted Average	Number of	Weighted Average
Range of Exercise Price	Outstanding Options	Contractual Life	Exercise Price	Exercisable Options	Exercise Price

$6.81 to $14.76	295,712	3.52	$12.59	89,686	$11.18
$15.55 to $15.79	312,699	4.63	15.75	22,625	15.72
$16.67 to $22.49	298,583	3.79	19.08	174,978	19.80
$22.61 to $30.13	205,673	4.05	27.25	70,355	24.08

Total	1,112,667	4.00	$17.93	357,644	$18.22

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 (Unaudited)
Note B — Stock Based Compensation and Stock Options (continued)
     A summary of the status for all outstanding options at March 31, 2006 and December 31, 2006, and changes during the quarter then ended is presented in the table below:

			Weighted Average
			Remaining	Aggregate Intrinsic
	Number of	Weighted Average	Contractual Life	Value as of
	Options	Exercise Per Share	(Years)	December 31, 2006

Options outstanding at March 31, 2006	1,271,883	$17.28

Granted	469,275	19.29

Exercised	(462,507)	18.00

Cancelled — forfeited	(165,984)	16.66

Cancelled — expired	—	—

Ending outstanding	1,112,667	$17.93	4.00	$32,980,794

Ending vested and expected to vest	1,022,490	$17.95	1.24	$30,285,652

Ending exercisable	357,644	$18.22	3.05	$10,495,561

     The weighted-average grant-date fair value of options granted during the three months ended December 31, 2005 and December 31, 2006, was $3.70 and $9.97, respectively.
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

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 (Unaudited)
Note C — Treasury Stock
     The Company’s Board of Directors approved the commencement of a share repurchase program in the fall of 1996. In June 2006, the Company’s Board of Directors approved a 1,500,000 share expansion to its existing share repurchase program, increasing the total number of shares approved for repurchase over the life of the program to 12,150,000 shares from 10,650,000 shares. Since the commencement of the share repurchase program, the Company has spent $149 million to repurchase 11,211,753 shares of its common stock, equal to 44% of the outstanding common stock had there been no repurchases. The average price of these repurchases is $13.28 per share. During the quarter ended December 31, 2006, the Company repurchased 327,090 shares for $11.2 million or $34.30 per share. During the nine months ended December 31, 2006, the Company repurchased 561,023 shares for $16.6 million or $29.64 per share. These purchases have been funded primarily from the net earnings of the Company, along with the proceeds from the exercise of common stock options.
     The Company had 14,021,081 shares of common stock outstanding as of December 31, 2006, after reduction for the 11,211,753 shares in treasury. All of these share numbers have been retroactively adjusted to reflect the three-for-two stock split in the form of a 50% stock dividend with a record date of November 20, 2006 and a distribution date of December 8, 2006.
Note D — Weighted Average Shares and Net Income Per Share
     Weighted average basic common and common equivalent shares decreased from 14,787,000 for the quarter ended December 31, 2005 to 14,026,000 for the quarter ended December 31, 2006. Weighted average diluted common and common equivalent shares decreased from 14,867,000 for the quarter ended December 31, 2005 to 14,368,000 for the quarter ended December 31, 2006. The net decrease in both of these weighted share calculations is due to the repurchase of common stock as noted above offset by an increase in shares outstanding due to the exercise of stock options in the Company’s employee stock option plan.
     Net income per common and common equivalent shares was computed by dividing net income by the weighted average number of common and common stock equivalents outstanding during the quarter. The calculations of the basic and diluted weighted shares for the three and nine months ended December 31, 2005 and 2006, are as follows:

	Three months ended December 31,
Basic Income Per Share:	2005	2006
Weighted average common shares outstanding	14,297,000	14,026,000

Net Income	$1,665,000	$3,825,000

Net Income per share	$.12	$0.27

	Three months ended December 31,
Diluted Income Per Share:	2005	2006
Weighted average common shares outstanding	14,297,000	14,026,000
Net effect of dilutive common stock options	33,000	342,000

Total common and common equivalent shares	14,330,000	14,368,000

Net Income	$1,665,000	$3,825,000

Net Income per share	$0.12	$0.27

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 (Unaudited)
Note D — Weighted Average Shares and Net Income Per Share (continued)

	Nine months ended December 31,
Basic Income Per Share:	2005	2006
Weighted average common shares outstanding	14,675,000	14,091,000

Net Income	$6,686,000	$13,288,000

Net Income per share	$.46	$0.94

	Nine months ended December 31,
Diluted Income Per Share:	2005	2006
Weighted average common shares outstanding	14,675,000	14,091,000
Net effect of dilutive common stock options	67,000	164,000

Total common and common equivalent shares	14,742,000	14,255,000

Net Income	$6,686,000	$13,288,000

Net Income per share	$0.45	$0.93

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 (Unaudited)
Note E — Shareholder Rights Plan
          During fiscal 1997, the Company’s Board of Directors approved the adoption of a Shareholder Rights Plan. The Shareholder Rights Plan provides for a dividend distribution to CorVel stockholders of one preferred stock purchase right for each outstanding share of CorVel’s common stock under certain circumstances. In April 2002, the Board of Directors of CorVel approved an amendment to the Company’s existing shareholder rights agreement to extend the expiration date of the rights to February 10, 2012, increase the initial exercise price of each right to $79 and enable Fidelity Management & Research Company and its affiliates to purchase up to 18% of the shares of common stock of the Company without triggering the stockholder rights. The limitations under the stockholder rights agreement remain in effect for all other stockholders of the Company. The rights are designed to assure that all shareholders receive fair and equal treatment in the event of any proposed takeover of the Company and to encourage a potential acquirer to negotiate with the Board of Directors prior to attempting a takeover. The rights have an exercise price of $79 per right, subject to subsequent adjustment. The rights trade with the Company’s common stock and will not be exercisable until the occurrence of certain takeover-related events.
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
Note F — Acquisition and Subsequent Event
     On December 15, 2006, the Company entered into an Asset Purchase Agreement with Hazelrigg Risk Management Services, Inc. and its affiliated companies (“Hazelrigg”) to acquire all of the assets and goodwill of Hazelrigg, for an initial cash payment of $12 million. The seller also has the potential to receive up to an additional $2.5 million in a cash earnout based upon the revenue collected by the Sellers’ business during the one-year period after consummation of the acquisition, which earnout may be accelerated based upon the occurrence of certain post-acquisition events.The Company completed the acquisition on January 31, 2007 and paid the initial cash payment on that date. The acquisition had no impact on the financial statements for the period ended December 31, 2006. The results of the acquired business for the period from February 1, 2007 to March 31, 2007 will be included with the Company’s results for the quarter and fiscal year ended March 31, 2007. For fiscal year ended March 31, 2007, the results of the acquired business is expected to increase the Company’s revenues by less than $3 million, or approximately 1%, and is expected to increase diluted earnings per shares by approximately one cent. Management is in the process of determining the allocation of the purchase price.

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
Summary of Quarterly Results
     The Company generated revenues of $66.6 million for the quarter ended December 31, 2006, an increase of $3.5 million or 5.6%, compared to revenues of $63.1 million for the quarter ended December 31, 2005.
     The nominal revenue increase reflects the challenging market conditions the Company has experienced during the past few years. The decrease in the nation’s manufacturing employment levels, which has helped lead to a decline in national workers’ compensation claims, considerable price competition in a flat-to-declining overall market, an increase in competition from both larger and smaller competitors, changes and the potential changes in state workers’ compensation and auto managed care laws which can reduce demand for the Company’s services, have created an environment where revenue and margin growth is more difficult to attain and where revenue growth is less certain than historically experienced. Additionally, the Company’s technology and preferred provider network competes against other companies, some of which have more resources available. Also, some customers may handle their managed care services in-house and may reduce the amount of services which are outsourced to managed care companies such as CorVel Corporation.
     The Company’s cost of revenues decreased by $2.0 million, from $53.0 million in the December 2005 quarter to $51.0 million in the December 2006 quarter, a decrease of 3.7%. This decrease was primarily due to the decrease in the Company’s headcount from 2,743 at December 31, 2005 to 2,541 at December 31, 2006 due to a decrease in the volume of business along with greater efficiencies in the Company’s field operations, primarily network solutions. The Company benefited from a mix shift of revenue from the lower margin patient management revenue to the higher margin network solutions revenue. Within network solutions, the Company benefited from a mix shift from the lower margin CareIQ services to the higher margin bill review, PPO, out-of-network bill review, and checkwriting. As a result of these factors, the Company’s cost of revenues decreased due to a lower volume of business while revenues increased by a nominal amount.
     The Company’s general and administrative costs increased by $2.0 million from $7.3 million in the December 31, 2005 quarter to $9.3 million in the December 2006 quarter, an increase of 26% This increase was primarily due to the increase in corporate governance costs under the Sarbanes-Oxley Act of 2002, an increase in systems costs, additional management staff, recruiting expenses, increases in manager salaries and the stock compensation expense. The Company began recognizing stock compensation expense under FASB 123r beginning in the quarter ended June 30, 2006, the first fiscal quarter of the Company’s fiscal year ended March 31, 2007.

     The Company’s income tax expense increased by $1.4 million or 140%, from $1.0 million in the December 2005 quarter to $2.4 million in the December 2006 quarter. The increase in income tax expense was primarily due to the aforementioned decrease in cost of revenues along with a revenue increase which resulted in an increase in income before income taxes. The income tax provision was 38.5% in the December 2005 quarter and 39.0% in the December 2006 quarter.
     Weighted diluted shares increased slightly from 14.33 million shares in the December 2005 quarter to 14.37 million shares in the December 2006 quarter, an increase of approximately 40,000. This increase was primarily due to the increase in the number of stock options exercised during the September 2006 and December 2006 quarters offset and the increase in the treasury stock impact of the outstanding common stock options. This increase was offset by the repurchase of 561,000 shares of common stock during the September 2006 and December 2006 quarters.
     Diluted earnings per share increased from $0.12 in the December 2005 quarter to $0.27 in the December 2006 quarter, an increase of $0.15 per share or 125%. The increase in diluted earnings per share was primarily due to the increase in the income before income taxes due to the revenue increase and cost decrease.
     During the December 2006 quarter, the Company’s Board of Directors declared a three-for-two stock split in the form of a 50% dividend. The date of record was November 20, 2006, and the date of distribution was December 8, 2006. All share and per share numbers for all periods shown in this Form 10-Q have been adjusted retroactively to reflect this stock split.
     On December 15, 2006, the Company entered into an Asset Purchase Agreement with Hazelrigg Risk Management Services, Inc. and its affiliated companies (“Hazelrigg”) to acquire all of the assets and goodwill of Haselrigg, for an initial cash payment of $12 million. The seller also has the potential to receive up to an additional $2.5 million in a cash earnout based upon the revenue collected by the Sellers’ business during the one-year period after consummation of the acquisition, which earnout may be accelerated based upon the occurrence of certain post-acquisition events.The Company completed the acquisition on January 31, 2007 and paid the initial cash payment on that date. The acquisition had no impact on the financial statements for the period ended December 31, 2006. The results of the acquired business for the period from February 1, 2007 to March 31, 2007 will be included with the Company’s results for the quarter and fiscal year ended March 31, 2007. For fiscal year ended March 31, 2007, the results of the acquired business is expected to increase the Company’s revenues by less than $3 million, or approximately 1%, and is expected to increase diluted earnings per shares by approximately one cent. Management is in the process of determining the allocation of the purchase price.
Results of Operations
     The Company derives its revenues from providing patient management and network solutions services to payors of workers’ compensation benefits, auto insurance claims and health insurance benefits. Patient management services include utilization review, medical case management, and vocational rehabilitation. Network solutions revenues include fee schedule auditing, hospital bill auditing, independent medical examinations, diagnostic imaging review services and preferred provider referral services. Network solutions has shown to be the stronger business over the past year as network solutions revenueshave increased while patient management revenues have decreased. The percentages of total revenues attributable to patient management and network solutions services for the quarters ended December 31, 2005 and 2006 are as follows:

	December 31, 2005	December 31, 2006

Patient management services	42.3%	38.7%

Network solutions revenues	57.7%	61.3%

     The following table sets forth, for the periods indicated, the dollars and the percentage change represented by certain items reflected in the Company’s consolidated income statements for the quarters ended December 31, 2005 and December 31, 2006. The Company’s past operating results are not necessarily indicative of future operating results.

	3 months ended	3 months ended	Dollar	Percentage
	December 31, 2005	December 31, 2006	Change	Change

Revenue	$63,073,000	$66,580,000	$3,507,000	5.6%
Cost of revenues	53,025,000	51,048,000	(1,977,000)	(3.7%)

Gross profit	10,048,000	15,532,000	5,484,000	54.6%

Gross profit percentage	15.9%	23.3%

General and administrative	7,341,000	9,263,000	1,922,000	26.2%
General and administrative percentage	11.6%	13.9%

Income before income tax provision	2,707,000	6,269,000	3,562,000	131.5%

Income before income tax provision percentage	4.3%	9.4%

Income tax provision	1,042,000	2,444,000	1,402,000	134.5%

Net income	$1,665,000	$3,825,000	$2,160,000	129.7%

Weighted Shares
Basic	14,297,000	14,026,000	(271,000)	(1.9%)
Diluted	14,330,000	14,368,000	38,000	0.3%

Earnings Per Share
Basic	$0.12	$0.27	$0.15	125.0%
Diluted	$0.12	$0.27	$0.15	125.0%
Revenues
Change in revenue from the quarter ended December 2005 to the quarter ended December 2006
     Revenues increased from $63.1 million for the three months ended December 31, 2005 to $66.6 million for the three months ended December 31, 2006, a increase of $3.5 million or 5.6%. The continued softness in the manufacturing sector of the economy, has caused a reduction in the overall claims volume and a reduction in case management and bill review volume offset by an increase in the revenue per bill due to an increase in savings per bill for the Company’s customers. The Company’s patient management revenues decreased $0.9 million or 3.4% from $26.7 million in the December 2005 quarter to $25.8 million in the December 2006 quarter. This decrease was primarily due to a decrease in case referral volume offset by a nominal increase in price of services. The number of the Company’s case managers decreased from just over 848 at December 31, 2005 to approximately 767 at December 31, 2006. The Company’s network solutions revenues increased from $36.4 million in the December 2005 quarter to $40.8 million in the December 2006 quarter for an increase of $4.4 million or 12.1%. This increase was primarily due to an increase in the volume of out of network bills reviewed which generate greater revenue per bill and an increase in revenue per provider bill reviewed due to increased savings per bill for the Company’s customers.
     The Company believes that referral volume in the patient management services and bill review volume in network solutions will continue to reflect just nominal growth as long as there is a flat to decreasing number in work related injuries and workers compensation related claims.

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
Change in cost of revenue from the December 2005 quarter to the December 2006 quarter
     The Company’s costs of revenues decreased from $53.0 million in the quarter ended December 31, 2005 to $51.0 million in the quarter ended December 31, 2006, a decrease of $2.0 million or 3.7%. The Company’s cost of revenues decreased while the revenue increased by 5.6% as compared to the same quarter of the prior year. Most of the decrease in cost of revenues was due to a shift in the mix of the business from the lower margin patient management business to the higher margin network solutions business. With the network solutions business, the Company benefited from a revenue mix shift from the lower margin CareIQ services to the higher margin bill review, and out of network bill review services. Most of the decrease in the cost of revenues was a decrease in professional salaries by $1.3 million, from $15.8 million in the December 2005 quarter to $14.5 million in the December 2006 quarter. This decrease was primarily attributable to a decrease in the number of case managers noted above. Additionally, the provider costs for the Company’s CareIQ services decreased as the volume of activity decreased. The Company improved its operating productivity in both its patient management and network solutions lines of business.
General and Administrative Costs
Change in cost of general and administrative expense from the December 2005 quarter to the December 2006 quarter
     For the quarter ended December, 2006, general and administrative costs consisted of approximately 53% of corporate systems costs which include the corporate systems support, implementation and training, amortization of software development costs, depreciation of the hardware costs in the Company’s national systems, the Company’s national wide area network and other systems related costs. The remaining 47% of the general and administrative costs consist of national marketing, national sales support, corporate legal, corporate insurance, human resources, accounting, product management, new business development and other general corporate matters. Approximately 30% of the non-systems portion of general and administrative costs during the December 2006 quarter pertained to the costs of corporate governance related to compliance under the Sarbanes-Oxley Act of 2002.
     General and administrative costs increased from $7.3 million in the quarter ended December 31, 2005 to $9.3 million in the quarter ended December 31, 2006, an increase of $2.0 million. This increase is primarily due to the increase in the costs of managing the Company’s information systems, an increase in sales meetings and salaries, and an increase in corporate governance costs related to compliance with the Sarbanes Oxley Act.
Income Tax Provision
     The Company’s income tax expense increased from $1.0 million for the three months ended December 31, 2005 to $2.4 million for the three months ended December 31, 2006 due to the increase in income before income taxes from $2.7 million to $6.3 million for the same periods, respectively. The income tax expense as a percentage of income before income taxes was 38.5% for the three months ended December 31, 2005 and 39.0% for the three months ended December, 2006. The income tax provision rates were based upon management’s review of the Company’s estimated annual income tax rate, including state taxes. This effective tax rate differed from the statutory federal tax rate of 35.0% primarily due to state income taxes and certain non-deductible expenses.

Results of Operations for the Nine Months Ended December 31, 2005 and 2006
     The following table sets forth, for the periods indicated, the dollars and the percentage change represented by certain items reflected in the Company’s consolidated income statements for the nine months ended December 31, 2005 and December 31, 2006. The Company’s past operating results are not necessarily indicative of future operating results.

	9 mo. ended	9 mo. ended	Dollar	Percentage
	Dec. 31, 2005	Dec. 31, 2006	Change	Change

Revenue	$200,083,000	$203,671,000	$3,588,000	1.8%
Cost of revenues	167,158,000	155,416,000	(11,742,000)	(7.0%)

Gross profit	32,925,000	48,255,000	15,330,000	46.6%

Gross profit percentage	16.5%	23.7%

General and administrative	22,055,000	26,472,000	4,417,000	20.0%
General and administrative percentage	11.0%	13.0%

Income before income tax provision	10,870,000	21,783,000	10,913,000	100.4%

Income before income tax provision percentage	5.4%	10.7%

Income tax provision	4,184,000	8,495,000	4,311,000	103.0%

Net income	$6,686,000	$13,288,000	$6,602,000	98.7%

Weighted Shares
Basic	14,675,000	14,091,000	(584,000)	(4.0%)
Diluted	14,742,000	14,255,000	(487,000)	(3.3%)

Earnings Per Share
Basic	$0.46	$0.94	$0.48	104.3%
Diluted	$0.45	$0.93	$0.48	106.7%
Revenues
Change in revenue from the nine months ended December 2005 to the nine months ended December 2006.
     Revenues increased from $200.0 million for the nine months ended December 31, 2005 to $203.7 million for the nine months ended December 31, 2006, an increase of $3.6 million or 1.8%. As noted above in the revenue comparison for the three months ended December 31, 2005 as compared to the three months ended December 31, 2006, the continued softness in the manufacturing sector of the economy, has caused a reduction in the overall claims volume and a reduction in case management and bill review volume offset by an increase in the revenue per bill due to an increase in savings per bill The Company’s patient management revenues decreased $6.7 million or 7.8% from $86.1 million in the nine months ended December 2005 to $79.4 million in the nine months ended December 2006. This decrease was primarily due to a decrease in case referral volume offset by a nominal increase in price. The number of the Company’s case managers decreased from just over 848 at December 31, 2005 to approximately 767 at December 31, 2006. The Company’s network solutions revenues increased from $114.0 million in the nine months ended December 2005 quarter to $124.3 million in the nine months ended December 2006, an increase of $10.3 million or 9.0%. This increase was primarily due to an increase the volume of out of network bills reviewed which generate greater revenue per bill and an increase in revenue per provider bill reviewed due to increased savings per bills for the Company’s customers offset by a decrease in the volume of CareIQ services performed (independent medical examinations and MRI’s).

Cost of Revenues
Change in cost of revenue from the nine months ended December 2005 to the nine months ended December 2006
     The Company’s cost of revenues decreased from $167.2 million in the nine months ended December 31, 2005 to $155.4 million in the nine months ended December, 2006, a decrease of $11.7 million or 7.0%. The Company’s cost of revenues decreased while the revenue increased by 1.8% as compared to the same quarter of the prior year. Most of the decrease in cost of revenues was due to a shift in the mix of the business from the lower margin patient management business to the higher margin network solutions business. With the network solutions business, the Company benefited from a revenue mix shift from the lower margin CareIQ services to the higher margin bill review, and out-of-network bill review services. Most of the decrease in the cost of revenues was a decrease in professional salaries by $4.9 million, from $48.8 million for the nine months ended December 2005 to $43.9 million for the nine months ended December 2006. This decrease was primarily attributable to a decrease in the number of case managers noted above. Additionally, the provider costs for the Company’s CareIQ services decreased as the volume of activity decreased.
General and Administrative Costs
Change in general and administrative expense from the nine months ended December 2005 to the nine months ended December 2006
     General and administrative costs increased from $22.1 million for the nine months ended December 31, 2005 to $26.5 million in the nine months ended December 31, 2006, an increase of $4.4 million. This increase is primarily due to the increase in the cost of corporate governance related to compliance with the Sarbanes Oxley Act and the related internal controls documentation, testing and auditing. The Company incurred greater costs to manage the computer systems and increased the national sales expense for salaries and national sales meeting. Additionally, during the nine months ended December 31, 2006, the Company began recognizing the stock compensation expense as required by FASB 123r.
Income Tax Provision
     The Company’s income tax expense increased from $4.2 million for the nine months ended December 31, 2005 to $8.5 million for the nine months ended December 31, 2006 due to the increase in income before income tax provision from $10.9 million to $21.8 million for the same periods, respectively. The income tax provision as a percentage of income before income tax provision was 38.5% for the nine months ended December 31, 2005 and 39.0% for the nine months ended December 31, 2006. The income tax provision rates were based upon management’s review of the Company’s estimated annual income tax rate, including state taxes. This effective tax rate differed from the statutory federal tax rate of 35.0% primarily due to state income taxes and certain non-deductible expenses.

Liquidity and Capital Resources
     The Company has historically funded its operations and capital expenditures primarily from cash flow from operations, and to a lesser extent, option exercises. Net working capital increased from $35 million as of March 31, 2006 to $44 million as of December 31, 2006, primarily due to an increase in cash from $14 million as of March 31, 2006 to $24 million as of December 31, 2006. This increase in working capital is due primarily to the net income of $13 million during the nine months ended December 2006.
     The Company believes that cash from operations, and funds from exercise of stock options granted to employees are adequate to fund existing obligations, repurchase shares of the Company’s common stock, introduce new services, and continue to develop healthcare related businesses for at least the next twelve months. Additional equity or debt financing may not be available on terms favorable to us or at all. The Company regularly evaluates cash requirements for current operations and commitments, and for capital acquisitions and other strategic transactions. The Company may elect to raise additional funds for these purposes, either through debt or additional equity, the sale of investment securities or otherwise, as appropriate.
     As of December 31, 2006 the Company had $24 million in cash and cash equivalents, invested primarily in short-term, interest-bearing, highly liquid investments with maturities of 90 days or less in a federally regulated bank. As noted previously, the Company paid $12 million on January 31, 2007 to acquire a business. This amount was paid from cash on hand.
     The Company has historically required substantial capital to fund the growth of its operations, particularly working capital to fund the growth in accounts receivable and capital expenditures. The Company believes, however, that the cash balance at December 31, 2006 along with anticipated internally generated funds, and taking into account the cash used to acquire the Hazelrigg business and the related earnout committment would be sufficient to meet the Company’s expected cash requirements for at least the next twelve months.
Operating Cash Flows
Nine months ended December 31, 2005 compared to nine months ended December 31, 2006
     Net cash provided by operating activities was $22 million in the nine months ended December 31, 2005 compared to $24 million in the nine months ended December 31, 2006. The increase in the cash flow from operating activities was primarily due to the increase in net income from $6.7 million for the nine months ended December 31, 2005 to $13.3 million for the nine months ended December 31, 2006. The increase in net income was offset by an increase in accounts receivable from March 31, 2006 to December 31, 2006, net of write-offs.
Investing Activities
Nine months ended December 31, 2005 compared to nine months ended December 31, 2006
     Net cash flow used in investing activities decreased from $6.2 million in the nine months ended December 31, 2005 to $5.5 million in the nine months ended December 31, 2006. This decrease in net cash used in investing activity is primarily due to the Company’s reduction in capital expenditures due to nominal revenue growth, greater centralization of the computer processing and greater efficiencies in operations which require less additional investment in capital assets.

Financing Activities
     Nine months ended December 31, 2005 compared to nine months ended December 31, 2006
Net cash flow used in financing activities decreased from $15.7 million for the nine months ended December 31, 2005 to $8.4 million for the nine months ended December 31, 2006. The primary reasons for the decrease in cash flow used in financing activities was due to a decrease in the amount spent to repurchase shares of the Company’s common stock from the nine months ended December 31, 2005 to the nine months ended December 31, 2006 along with an increase in the amount received from the exercise of stock options. Options proceeds increased from $2.6 million during the nine months ended December 31, 2005 to $8.4 million during the nine months ended December 31, 2006. During the nine months ended December 2005, the Company spent $18.7 million in repurchases of 1.3 million shares of its common stock adjusted for the three-for-two stock split during the December 2006 quarter During the nine months ended December 31, 2006, the Company spent $16.6 million to repurchase 561,000 shares of its common stock. In June 2006, the Board of Directors increased the number of shares authorized to be repurchased over the life of the repurchase program by an additional 1,500,000 shares to 12,150,000 shares. The Company has historically used cash provided by operating activities and from the exercise of stock options to repurchase stock. The Company may use some of the $24 million of cash on the balance sheet at December 31, 2006 to repurchase additional shares of stock.
     The following table summarizes the Company’s contractual obligations outstanding as of December 31, 2006.

			Payments Due by
	Period
		Less Than	Between Two and	Between Four and	More than
	Total	One Year	Three Years	Five Years	Five Years
Operating leases	$27,427,000	$10,092,000	$12,685,000	$4,070,000	$580,000

Off-Balance Sheet Arrangements
     As of December 31, 2006, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.
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

     Allowance for Uncollectible Accounts: The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the ustomers’ current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. No one customer accounted for 10% or more of accounts receivable at any of the fiscal years ended March 31, 2004, 2005, and 2006.
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
     As of December 31, 2006, the Company held no market risk sensitive instruments for trading purposes, and the Company did not employ any derivative financial instruments, other financial instruments, or derivative commodity instruments to hedge any market risk. The Company had no debt outstanding as of December 31, 2006.
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

Changes in Internal Control over Financial Reporting
     During the most recent completed fiscal quarter covered by this report, the following changes to the internal controls over financial reporting have been applied:
•	Additional accounting staff was hired to support existing and modified closing activities such as the review and approval of journal entries, correcting PeopleSoft system access, and improving the timeliness and completeness of reconciliations.

•	Sessions with key accounting personnel are held to improve communication and the consistent application of key financial controls supporting improved accountability for control operation.

•	Consolidation of some accounts receivable processes was implemented to improve the associated analysis and resulting financial entries and disclosures.

•	Segregation of duties has been improved.

•	Board of Directors oversight is improved with standing agenda items such as a review of any reported fraud.

•	Our accounting personnel have received additional training regarding SEC, income tax, and FASB reporting issues.

•	We engaged outside resources for income tax and GAAP assistance.
     There have been no other changes in CorVel’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely materially affect, CorVel’s internal control over financial reporting.
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
Item 1A. Risk Factors —
     A restated description of the risk factors associated with our business is set forth below. This description includes any and all changes (whether or not material) to, and supercedes, the description of the risk factors associated with our business previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2006.
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
     The Company’s quarterly sequential revenue may not grow or may decline. As a result, the Company may fail to meet or exceed the expectations of investors or securities analysts which could cause the Company’s stock price to decline.
     The Company’s quarterly sequential revenue growth may not grow or may decline in the future as a result of a variety of factors, many of which are outside of the Company’s control. If the Company’s quarterly sequential revenue growth falls below the expectations of investors or securities analysts, the price of the Company’s common stock could decline substantially. Fluctuations or declines in quarterly sequential revenue growth may be due to a number of factors, including, but not limited to, those listed below and identified throughout this “Risk Factors” section, the decline in manufacturing employment, the decline in workers’ compensation claims, the considerable price competition given the flat-to-declining market, the increase in competition, and the changes and the potential changes in state workers’ compensation and auto managed care laws which can reduce demand for the Company’s services. These factors create an environment where revenue and margin growth is more difficult to attain and where revenue growth is less certain than historically experienced. Additionally, the Company’s technology and preferred provider network face competition from companies that have more resources available to them than the Company does. Also, some customers may handle their managed care services in-house and may reduce the amount of services which are outsourced to managed care companies such as CorVel Corporation.
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
     The Company competes with other health-care providers in recruiting qualified management and staff personnel for the day-to-day operations of its business, including nurses and other case management professionals. In some markets, the scarcity of nurses and other medical support personnel has become a significant operating issue to health-care providers. This shortage may require the Company to enhance wages to recruit and retain qualified nurses and other health-care professionals. The failure of the Company to recruit and retain qualified management, nurses and other health-care professionals, or to control labor costs could have a material adverse effect on the Company’s profitability.

     The failure to attract and retain qualified or key personnel may prevent the Company from effectively developing, marketing, selling, integrating and supporting its services.
     The Company is dependent to a substantial extent upon the continuing efforts and abilities of certain key management personnel. In addition, the Company faces competition for experienced employees with professional expertise in the workers’ compensation managed care area. The loss of, or the inability to attract, qualified employees, especially V. Gordon Clemons, the Company’s Chairman and Chief Executive Officer, and Dan Starck, the Company’s President, could have a material unfavorable effect on the Company’s business and results of operations.
     If the Company’s revenue fails to increase, it may be unable to execute its business plan, maintain high levels of service or adequately address competitive challenges.
     The Company’s strategy is to continue its internal growth and, as strategic opportunities arise in the workers’ compensation managed care industry, to consider acquisitions of, or relationships with, other companies in related lines of business. As a result, the Company is subject to certain growth-related risks, including the risk that it will be unable to retain personnel or acquire other resources necessary to service such growth adequately. Expenses arising from the Company’s efforts to increase its market penetration may have a negative impact on operating results. In addition, there can be no assurance that any suitable opportunities for strategic acquisitions or relationships will arise, or, if they do arise that the transactions contemplated thereby could be completed. If such a transaction does occur, there can be no assurance that the Company will be able to integrate effectively any acquired business into the Company. In addition, any such transaction would be subject to various risks associated with the acquisition of businesses, including, but not limited to, the following:
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
     Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2006, and this assessment identified material weaknesses in our internal control over financial reporting. As a result our management concluded that our internal control over financial reporting was not effective as of March 31, 2006 and continues to not be effective. For a discussion of these material weaknesses and our responsive measures, please see “Item 4. Controls and Procedures” of this Report. Although we are in the process of taking steps to correct the internal control deficiencies that resulted in these material weaknesses, the efficacy of the steps we are planning to take are subject to continuing management review supported by confirmation and testing. We cannot be certain that these measures will ensure that we will be able to implement and maintain adequate internal control over our financial reporting processes in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could prevent us from accurately reporting our financial results or cause us to fail to meet our reporting obligations in the future. Also, internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. As a result, insufficient internal control over financial reporting could cause investors to lose confidence in our reported financial information, which could result in a decline in the market price of our common stock.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
     There were no sales of unregistered securities during the period covered by this report. The following table summarizes any purchases of the Company common stock made by or on behalf of the Company for the quarter ended December 31, 2006 pursuant to a publicly announced plan. During the quarter ended December 31, 2006, the Company’s Board of Directors approved a three-for-two stock split in the form of a 50% stock dividend with a date of record on November 20, 2006 and a date of distribution of December 8, 2006. All share and per share amounts have been adjusted retroactively to reflect the stock split for all periods shown.

			Total Number of	Maximum Number
		Average	Shares Purchased	of Shares That May
	Total Number	Price Paid	as Part of Publicly	Yet Be Purchased
Period	of Shares Purchased	Per Share	Announced Program	Under the Program

October 1 to October 31, 2006	65,733	$24.26	10,950,396	1,199,604

November 1, to November 30, 2006	204,000	36.17	11,154,396	995,604
December 1 to December 31, 2006	57,357	39.14	11,211,753	938,247

Total	327,090	$34.30	11,211,753	938,247

     In 1996, the Company’s Board of Directors authorized a stock repurchase program for up to 100,000 shares of the Company’s common stock. The Company’s Board of Directors has periodically increased the number of shares authorized for repurchase under the program. The most recent increase occurred in June 2006 and brought the number of shares authorized for repurchase to 12,150,000 shares. There is no expiration date for the plan.
Item 3 — Defaults Upon Senior Securities — None, the Company has no outstanding debt.
Item 4 — Submission of Matters to a Vote of Security Holders - None.
Item 5 — Other Information — None.
Item 6 — Exhibits —

2.1	Assets Purchase Agreement dated December 15, 2006 by and among the Company’s subsidiary, CorVel EnterpriseComp, Inc. and Hazelrigg Risk Management Services, Inc., Comp Care, Inc., Medial Auditing Services, Inc. and Arlene Hazelrigg. Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on form 8-K filed on February 6, 2007 (File No. 0-19291).

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

*	— Denotes management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CORVEL CORPORATION
	By:	V. Gordon Clemons
V. Gordon Clemons, Chairman of the Board and
Chief Executive Officer

	By:	Scott McCloud
Scott McCloud,
Chief Financial Officer

February 9, 2007

Exhibit Index

Exhibits-

2.1	Assets Purchase Agreement dated December 15, 2006 by and among the Company’s subsidiary, CorVel EnterpriseComp, Inc. and Hazelrigg Risk Management Services, Inc., Comp Care, Inc., Medial Auditing Services, Inc. and Arlene Hazelrigg. Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on form 8-K filed on February 6, 2007 (File No. 0-19291).

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)