Form 10-K
period 2007-03-31
CORVEL CORP
filed 2007-06-14
CIK 874866

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 0-19291

CorVel Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0282651 (I.R.S. Employer Identification Number)

2010 Main Street, Suite 600, Irvine, California (Address of principal executive offices)	92614 (Zip Code)

Registrant’s telephone number, including area code:
(949) 851-1473

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:

Common Stock	The NASDAQ Global Select Market, LLC

Securities registered pursuant to Section 12(g) of the Act:
None

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

As of September 30, 2006, the aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates of the Registrant was approximately $199,000,000 based on the closing price per share of $23.39 for the Registrant’s common stock as reported on the Nasdaq Global Select Market on such date multiplied by 8,486,575 shares (total outstanding shares of 13,991,345 less 5,504,770 shares held by affiliates) of the Registrant’s common stock which were outstanding on such date. For the purposes of the foregoing calculation only, all of the Registrant’s directors, executive officers and persons known to the Registrant to hold ten percent or greater of the Registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. This information has been adjusted to reflect the three-for-two stock split in the form of a 50% stock dividend distributed on December 8, 2006 to shareholders of record at November 20, 2006.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: As of May 15, 2007, there were 13,967,000 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Items 10 through 14 of Part III of this Form 10-K to the extent not set forth herein, is incorporated herein by reference to portions of the Registrant’s definitive proxy statement for the Registrant’s 2007 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended March 31, 2007. Except with respect to the information specifically incorporated by reference in this Form 10-K, the Registrant’s definitive proxy statement is not deemed to be filed as a part of this Form 10-K.

CORVEL CORPORATION

2007 FORM 10-K ANNUAL REPORT

iii

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, including, but not limited to, the statements about our plans, strategies and prospects under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. Words such as “anticipates”, “expects”, “intends”, “plans”, “predicts”, “believes”, “seeks”, “estimates”, “may”, “will”, “should”, “would”, “could”, “potential”, “continue”, “ongoing” and variations of these words or similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on management’s current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by management, and we can give no assurance that we will achieve our plans, intentions or expectations. Certain important factors could cause actual results to differ materially from the forward-looking statements we make in this report. Representative examples of these factors include (without limitation):

•	General industry and economic conditions;

•	Cost of capital and capital requirements;

•	Competition from other managed care companies;

•	The Company’s ability to renew and/or maintain contracts with its customers on favorable terms;

•	The ability to expand certain areas of the Company’s business;

•	Shifts in customer demands;

•	The ability of the Company to produce market-competitive software;

•	Increases in operating expenses including employee wages and benefits;

•	Changes in regulations affecting the workers’ compensation, insurance and healthcare industries in general;

•	The ability to attract and retain key personnel;

•	Delays in completing financial and internal control audits;

•	Possible litigation and legal liability in the course of operations; and

•	The continued availability of financing in the amounts, at the times, and on the terms necessary to support the Company’s future business.

The section entitled “Risk Factors” set forth in this report discusses these and other important risk factors that may affect our business, results of operations and financial condition. The factors listed above and the factors described under the heading “Risk Factors” and similar discussions in our other filings with the Securities and Exchange Commission are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could have material adverse effects on our future results. Investors should consider these factors before deciding to make or maintain an investment in our securities. The forward-looking statements included in this annual report on Form 10-K is based on information available to us as of the date of this annual report. We expressly disclaim any intent or obligation to update any forward-looking statements to reflect subsequent events or circumstances.

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

Healthcare provider reimbursement methods vary on a state-by-state basis. As of March 1, 2007, approximately forty states have adopted fee schedules pursuant to which all healthcare providers are uniformly reimbursed. The fee schedules are set individually by each state and generally prescribe the maximum amounts that may be reimbursed for a designated procedure. In states without fee schedules, healthcare providers generally are reimbursed based on usual, customary and reasonable fees charged in the particular state in which services are provided.

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

FISCAL 2007 DEVELOPMENTS

Appointment of President

In May 2006, the Company’s Board of Directors appointed Mr. Dan Starck as President and Chief Operating Officer of the Company.

Three-for-two stock split in the form of a 50% stock dividend

During fiscal 2007, the Company’s Board of Directors declared a three-for-two stock split in the form of a 50% stock dividend. The distribution date of the stock dividend was on December 8, 2006 to shareholders of record on November 20, 2006. All share and per share numbers in this Form 10-K have been adjusted to reflect this split for all periods shown.

Acquisition of Hazelrigg Risk Management Sevices

On December 15, 2006, the Company’s wholly owned subsidiary CorVel Enterprise Comp Inc., entered into an Asset Purchase Agreement with Hazelrigg Risk Management Services, Inc., a workers compensation claims administrator in California, and its affiliated companies (“Hazelrigg”) to acquire certain assets and liabilities of Hazelrigg, for an initial cash payment of $12 million. Hazelrigg Risk Management Services is a workers’ compensation claims administrator in California. The seller of Hazelrigg also has the potential to receive up to an additional $2.5 million in a cash earnout based upon the revenue collected by the Hazelrigg business during the one-year period after consummation of the acquisition, which earnout may be accelerated based upon the occurrence of certain post-acquisition events. The Company completed the acquisition on January 31, 2007 and paid the initial cash payment on that date. The results of the acquired business for the period from February 1, 2007 to March 31, 2007 are included with the Company’s results for the quarter and fiscal year ended March 31, 2007. For the fiscal year ended March 31, 2007, the results of the acquired business increased the Company’s revenues by less than $3 million, or approximately 1%. The acquisition of Hazelrigg enables the Company to further expand its managed care services to include claims processing in addition to patient management and network solutions.

Company Stock Repurchase Program

During fiscal 2007, the Company continued to repurchase shares of its common stock under a plan originally approved by the Company’s Board of Directors in 1996. In June 2007, the Company’s Board of Directors increased the number of shares authorized to be repurchased over the life of the plan to 12,150,000 shares after adjustment for the three-for-two stock split in the form of a 50% stock dividend noted above. During fiscal 2007, the Company spent $21.9 million to repurchase 708,667 shares of its common stock. Since commencing this program in the fall of 1996, the Company has repurchased 11.4 million shares of its common stock through March 31, 2007, at a cost of $154 million. These repurchases were funded from the Company’s operating cash flows.

MedCheck Enhancements

With the Company’s continual investment in technology, development of MedCheck, the Company’s propriety bill review software, is ongoing. New enhancements include the expert review matrix (ERM), MedCheck operations dashboard (MOD), increased look-up functionality and the creation of a comprehensive data warehouse.

The development of the Expert Review Matrix (“ERM”) bill search function capitalizes on advances in image processing and artificial intelligence (AI) to optimize medical review savings. ERM processing techniques allow specialists in each diagnosis category, regulatory jurisdiction, or benefit category access to bills across the country through MedCheck’s secure server. This access permits CorVel specialists to utilize their knowledge and provide optimum review for each bill.

The MOD is an internal MedCheck application used to provide key metrics on behalf of CorVel’s customers to help facilitate timely bill review. These reports can be organized in the form of charts, graphs, and spreadsheets. Currently, the MOD is in development for direct access to customers through the CareMC Web portal.

The Company offers a preferred provider look-up on both Websites: corvel.com, and caremc.com. During the year, the Company increased the functionality of the look-up with application enhancements. Customers can now create and develop customized, network specific panels and directories in real time.

The Company continued the development and design of its data warehouse systems capabilities. The data warehouse was designed to assist the Company and customers with expedited access to analytical data and reports. The data warehouse is updated on a nightly basis and is accessible via the CareMC Website. The Company intends to continue to invest in this technology in the coming years with focus on the timeliness of information for the Company’s customers.

Directed Care Network Expansions

The Company continued investments in its directed care networks in fiscal 2007. CorVel is expanding both the breadth of care covered by its directed care networks, CareIQ, as well as the geographic coverage. Market reception for these second generation networks and their effectiveness at managing patients and controlling costs are the driving forces for this expansion.

Network Solutions

Through its network solutions services, the Company believes it has saved over $2 billion for its customers during fiscal 2007. The Company believes it has generated greater savings for its customers as a percentage of the medical dollars reviewed than in previous years primarily due to the enhanced rules engine in the Company’s MedCheck software. The Company believes its processes are becoming more streamlined and efficient for the reasons discussed below under “Systems and Technology.”

ePPO Sales

The Company had continued growth in the ePPO product line stemming primarily from growth with existing large carrier customers, new managed care organizations and employer customers. ePPO is the electronic solution to CorVel’s PPO network and provides the electronic intake and transmission of provider bills as well as automated pricing to the CorCare PPO Network. ePPO customers process provider bills to state mandated fee schedule or usual and customary rates, but lease PPO access to gain additional discounts afforded by PPO contracts. The Company’s technological capabilities allow for electronic claim repricing solutions that are attractive to buyers of managed care services and can be integrated with their existing eCommerce products. ePPO provides access to CorVel’s PPO network of more than 400,000 quality healthcare providers through electronic interface solutions. Bills reviewed through payor systems can be electronically interfaced to the CorCare PPO database, and automatically adjusted to reflect current PPO pricing. In addition, CorCare can reimburse providers automatically, significantly reducing the expense of generating explanations of review (“EOR’s”), payment to providers and year-end tax filings.

SYSTEMS AND TECHNOLOGY

Infrastructure Changes

The Company is currently developing a processing system that will be accessible twenty-four hours a day, seven days a week. During the past year, a number of infrastructure improvements were made to reduce the amount of time spent maintaining and backing up the Company’s transactional databases. Three years ago, these databases were unavailable for processing each weeknight for several hours. Currently, in the case of the Company’s medical bill review application, this has been reduced to a single maintenance window each weekend. By providing continual access, the Company is positioned to conduct business within all time zones, therefore increasing the Company’s ability to deliver processed bills faster.

Adoption of Imaging Technologies and Paperless Workflow

Utilizing scanning and automated data capture processes allows the Company to process incoming paper and electronic claims documents, including medical bills, with less manual handling and has improved the Company’s workflow process.

Scanning is the process of taking a bill and transferring it to an electronic form. Optical character recognition (“OCR”) involves the automated reading of words and numbers from a digital image, such as a scanned document. The characters are translated into a standard text format, which can then be digitally manipulated. Scanning technology, OCR and electronic data interchange (“EDI”) enable the Company to significantly cut back on manual data entry as well as reduce the other traditional costs associated with handling paper. Through the Company’s internet portal, CareMC, customers can review the bills currently being processed and approve a bill for processing, which also helps to avoid the costs of paper-handling as well as expedite the payment process.

Redundancy Center

The Company’s national data center is located in Portland, Oregon. The Company also has a redundancy center located in Ft. Worth, Texas. The redundancy center is the Company’s backup processing site in the event that the Portland data center is off-line for any length of time. Currently, all of the Company’s data is continually replicated to Ft. Worth so that in the event the Portland data center is offline, the redundancy center can be activated with current information within several hours. The Ft. Worth data center also hosts duplicates of the Company’s Websites.

BUSINESS — PRODUCTS

The Company offers services in two general categories, network solutions and patient management services, to assist its customers in managing the increasing medical costs of workers’ compensation, group health and auto insurance, and monitoring the quality of care provided to claimants.

Network Solutions

The Company’s Network Solutions services are a combination of medical bill review, enhanced bill review and Preferred Provider Organization (PPO). This program provides additional assurance that customers are only charged and pay for services actually delivered. Bills are evaluated, profiled and directed for the appropriate service based on state regulation, bill type and opportunity for savings for the payer.

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

MedCheck Select service is designed to:

•	assure that billed charges are usual and customary;

•	confirm services were medically necessary;

•	reduce claim costs through negotiated agreements;

•	substantiate, by report, charges over usual and customary;

•	support the payor and patient in all appeals;

•	review out-of-network bills;

•	provide a proprietary hospital usual and customary database;

•	provide enhanced review by professional nurses;

•	provide expert fee negotiations;

•	validate diagnosis related groups; and

•	be HIPAA, AB1455, California SB 288 and SB899 compliant.

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

Pharmacy Program — CorCareRX

CorCareRX is the Company’s national workers’ compensation pharmacy management system. The CorCareRX Average Wholesale Price (“AWP”) model provides customers the amount of savings they will receive below the cost of prescriptions associated with a workers’ compensation claim.

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

Patient Management Services

In addition to its network solutions, the Company offers CorCase, a range of patient management services, which involve working on a one-on-one basis with injured employees and their various healthcare professionals, employers and insurance company claims professionals. Patient management services are designed to monitor the medical necessity and appropriateness of healthcare services provided to workers’ compensation claimants and to expedite their return-to-work. CorCase offers early intervention, utilization management and vocational rehabilitation through local branch offices and case managers in local communities. The Company’s case managers work side-by-side with patients to assist them through their episode of care and return-to-work. The Company offers these services on a stand-alone basis or as an integrated component of its medical cost containment services.

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

Utilization Management

Utilization Management programs review proposed ambulatory care to determine: appropriateness, frequency, duration and setting. These programs utilize experienced registered nurses, proprietary medical treatment protocols and computer systems technology in an effort to avoid unnecessary treatments and associated costs. Processes in Utilization Management include: injury review, diagnosis and treatment plan; contact and negotiate provider’s treatment requirements; certify appropriateness of treatment parameters and/or additional treatment requests; and respond to provider requests for additional treatment.

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

CareMC

In 2000, the Company launched its CareMC Website (http://www.caremc.com). CareMC has become the application platform for all of the Company’s primary service lines and delivers immediate access to customers. CareMC offers customers direct access to the Company’s primary services, Network Solutions, Patient Management and Claims Management. CareMC allows for electronic communication and reporting between providers, payors, employers and patients. Features of the Website include: request for service, FNOL (first notice of loss), appointment scheduling, online bill review, claims information management, treatment calendar, medical bill adjudication and automated provider reimbursement. Through the CareMC Website, users can:

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

Scanning Services

In 2003, the Company acquired Portland, Oregon based Scan-One, a provider of scanning, optical character recognition and document management services. This acquisition expanded the Company’s existing office automation service line and all offices are selling scanning and document management, the services previously sold by Scan-One. The Company has added scanning operations to approximately 40 of the Company’s larger offices around the country calling them “Capture Centers.”

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

Our Scan One service also offers a Web interface (www.onlinedocumentcenter.com) providing immediate access to documents and data called the Online Document Center (ODC). Secure document review, approval, transaction workflow and archival storage are available at subscription-based pricing.

Aside from our Scan One services, we actively pursue marketing initiatives to customers in the following fields: accounting, insurance carrier, hospital administration, clinics and legal field.

INDUSTRY, CUSTOMERS AND MARKETING

The Company focuses on four major industries around the country: workers’ compensation, auto insurance, group health and municipalities.

The Company’s customers primarily are workers’ compensation insurers and, to a lesser extent, TPAs and self-administered employers. Many claims management decisions in workers’ compensation are the responsibility of the local claims office of national or regional insurers. The Company’s national branch office network has been established to enable the Company to market and offer its services at both a local and national account level. The Company is placing increasing emphasis on national account marketing. The marketing activities of the Company are conducted by account executives located in key geographic areas. No single customer of the Company represented more than 10% of revenues in fiscal 2005, 2006 or 2007.

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

California’s Medical Provider Networks

In California, beginning January 1, 2005, an employer or insurer may establish a Medical Provider Network (“MPN”) to provide care for injured workers. The recent California legislation was designed to allow employers more control over their workers’ compensation claims by providing nearly 100% control over the life of a claim. Senate Bill 899 allows every California employer to require their employees to utilize an MPN. Senate Bill 228 mandates that each California employer conduct Utilization Review per the American College of Occupational and Environmental Medicine (“ACOEM”) guidelines on all claims. Used in conjunction with SB 899 for the MPN, SB 228 has dramatically reduce the amount of medical payments on each individual claim.

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

The security standards are designed to protect health information against reasonably anticipated threats or hazards to the security or integrity of the information, and to protect the information against unauthorized use or disclosure. The security standards establish a national standard for protecting the security and integrity of medical records when they are kept in electronic form. The Company is compliant with these security standards.

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

SHAREHOLDER RIGHTS PLAN

During fiscal 1997, the Company’s Board of Directors approved the adoption of a Shareholder Rights Plan. The Shareholder Rights Plan provides for a dividend distribution to CorVel stockholders of one preferred stock purchase right for each outstanding share of CorVel’s common stock under certain circumstances. In April 2002, the Board of Directors of CorVel approved an amendment to the Company’s existing shareholder rights agreement to extend the expiration date of the rights to February 10, 2012, set the initial exercise price of each right at $118 (adjusted for the three-for-two stock split in the form of a 50% stock dividend during fiscal 2007 as noted above) and enable Fidelity Management & Research Company and its affiliates to purchase up to 18% of the shares of common stock of the Company without triggering the stockholder rights. The limitations under the stockholder rights agreement remain in effect for all other stockholders of the Company. The rights are designed to assure that all shareholders receive fair and equal treatment in the event of any proposed takeover of the Company and to encourage a potential acquirer to negotiate with the Board of Directors prior to attempting a takeover. The rights have an exercise price of $118 per right, subject to subsequent adjustment. The rights trade with the Company’s common stock and will not be exercisable until the occurrence of certain takeover-related events.

Generally, the Shareholder Rights Plan provides that if a person or group acquires 15% or more of the Company’s common stock without the approval of the Board, subject to certain exceptions, the holders of the rights, other than the acquiring person or group, would, under certain circumstances, have the right to purchase additional shares of the Company’s common stock having a market value equal to two times the then-current exercise price of the right.

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

EMPLOYEES

As of March 31, 2007, CorVel had 2,631 employees, including nurses, counselors and other employees. No employees are represented by any collective bargaining unit. Management believes the Company’s relationship with its employees to be good.

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

Risk Factors

Past financial performance is not necessarily a reliable indicator of future performance, and investors in our common stock should not use historical performance to anticipate results or future period trends. Investing in our common stock involves a high degree of risk. Investors should consider carefully the following risk factors, as well as the other information in this report and our other filings with the Securities and Exchange Commission, including our consolidated financial statements and the related notes, before deciding whether to invest or maintain an investment in shares of our common stock. If any of the following risks actually occurs, our business, financial condition and results of operations would suffer. In this case, the trading price of our common stock would likely decline. The risks described below are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial also may impair our business operations.

Changes in government regulations could increase the our costs of operations and/or reduce the demand for our services.

Many states, including a number of those in which we transact business, have licensing and other regulatory requirements applicable to our business. Approximately half of the states have enacted laws that require licensing of businesses which provide medical review services such as ours. Some of these laws apply to medical review of care covered by workers’ compensation. These laws typically establish minimum standards for qualifications of personnel, confidentiality, internal quality control and dispute resolution procedures. These regulatory programs may result in increased costs of operation for us, which may have an adverse impact upon our ability to compete with other available alternatives for healthcare cost control. In addition, new laws regulating the operation of managed care provider networks have been adopted by a number of states. These laws may apply to managed care provider networks having contracts with us or to provider networks which we may organize. To the extent we are governed by these regulations, we may be subject to additional licensing requirements, financial and operational oversight and procedural standards for beneficiaries and providers.

Regulation in the healthcare and workers’ compensation fields is constantly evolving. We are unable to predict what additional government initiatives, if any, affecting our business may be promulgated in the future. Our business may be adversely affected by failure to comply with existing laws and regulations, failure to obtain necessary licenses and government approvals or failure to adapt to new or modified regulatory requirements. Proposals for healthcare legislative reforms are regularly considered at the federal and state levels. To the extent that such proposals affect workers’ compensation, such proposals may adversely affect our business, financial condition and results of operations.

In addition, changes in workers’ compensation, auto and managed health care laws or regulations may reduce demand for our services, require us to develop new or modified services to meet the demands of the marketplace or reduce the fees that we may charge for our services. One proposal which has been considered by Congress and certain state legislatures is 24-hour health coverage, in which the coverage of traditional employer-sponsored health plans is combined with workers’ compensation coverage to provide a single insurance plan for work-related and non-work-related health problems. Incorporating workers’ compensation coverage into conventional health plans may adversely affect the market for our services because some employers would purchase 24-hour coverage from group health plans, which would reduce the demand for CorVel’s workers’ compensation customers.

Our quarterly sequential revenue may not increase and may decline. As a result, we may fail to meet or exceed the expectations of investors or analysts which could cause our common stock price to decline.

Our quarterly sequential revenue growth may not increase and may decline in the future as a result of a variety of factors, many of which are outside of our control. If changes in our quarterly sequential revenue fall below the expectations of investors or analysts, the price of our common stock could decline substantially. Fluctuations or declines in quarterly sequential revenue growth may be due to a number of factors, including, but not limited to, those listed below and identified throughout this “Risk Factors” section: the decline in manufacturing employment, the decline in workers’ compensation claims, the decline in healthcare expenditures, the considerable price competition in a flat-to-declining workers’ compensation market, the increase in competition, and the changes and the potential changes in state workers’ compensation and automobile managed care laws which can reduce demand for our services. These factors create an environment where revenue and margin growth is more difficult to attain and where revenue growth is less certain than historically experienced. Additionally, our technology and preferred provider network face competition from companies that have more resources available to them than we do. Also, some customers may handle their managed care services in-house and may reduce the amount of services which are outsourced to managed care companies such as CorVel. These factors could cause the market price of our common stock to fluctuate substantially. There can be no assurance that our growth rate in the future, if any, will be at or near historical levels.

In addition, the stock market has in the past experienced price and volume fluctuations that have particularly affected companies in the healthcare and managed care markets resulting in changes in the market price of the stock of many companies, which may not have been directly related to the operating performance of those companies.

Due to the foregoing factors, and the other risks discussed in this report, investors should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance.

Exposure to possible litigation and legal liability may adversely affect our business, financial condition and results of operations.

We, through our utilization management services, make recommendations concerning the appropriateness of providers’ medical treatment plans of patients throughout the country, and as a result, could be exposed to claims for adverse medical consequences. We do not grant or deny claims for payment of benefits and we do not believe that we engage in the practice of medicine or the delivery of medical services. There can be no assurance, however, that we will not be subject to claims or litigation related to the authorization or denial of claims for payment of benefits or allegations that we engage in the practice of medicine or the delivery of medical services.

In addition, there can be no assurance that we will not be subject to other litigation that may adversely affect our business, financial condition or results of operations, including but not limited to being joined in litigation brought against our customers in the managed care industry. We maintain professional liability insurance and such other coverages as we believe are reasonable in light of our experience to date. If such insurance is insufficient or unavailable in the future at reasonable cost to protect us from liability, our business, financial condition or results of operations could be adversely affected.

If lawsuits against us are successful, we may incur significant liabilities.

We provide to insurers and other payors of health care costs managed care programs that utilize preferred provider organizations and computerized bill review programs. Health care providers have brought against us and our customers individual and class action lawsuits challenging such programs. If such lawsuits are successful, we may incur significant liabilities.

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

Our failure to compete successfully could make it difficult for us to add and retain customers and could reduce or impede the growth of our business.

We face competition from PPOs, TPAs and other managed healthcare companies. We believe that as managed care techniques continue to gain acceptance in the workers’ compensation marketplace, our competitors will increasingly consist of nationally-focused workers’ compensation managed care service companies, insurance companies, HMOs and other significant providers of managed care products. Legislative reforms in some states permit employers to designate health plans such as HMOs and PPOs to cover workers’ compensation claimants. Because many health plans have the ability to manage medical costs for workers’ compensation claimants, such legislation may intensify competition in the markets served by us. Many of our current and potential competitors are significantly larger and have greater financial and marketing resources than we do, and there can be no assurance that we will continue to maintain our existing customers, our past level of operating performance or be successful with any new products or in any new geographical markets we may enter.

Declines in workers’ compensation claims may harm our results of operations.

Within the past few years, several states have experienced a decline in the number of workers’ compensation claims and the average cost per claim which have been reflected in workers’ compensation insurance premium rate reductions in those states. We believe that declines in workers’ compensation costs in these states are due principally to intensified efforts by payors to manage and control claim costs, and to a lesser extent, to improved risk management by employers and to legislative reforms. If declines in workers’ compensation costs occur in many states and persist over the long-term, it would have an adverse impact on our business, financial condition and results of operations.

We provide an outsource service to payors of workers’ compensation and auto healthcare benefits. These payors include insurance companies, TPAs, municipalities, state funds, and self-insured, self- administered employers. If these payors reduce the amount of work they outsource, our results of operations would be adversely affected.

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

If the utilization by healthcare payors of early intervention services continues to increase, the revenue from our later-stage network and healthcare management services could be negatively affected.

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

We face competition for staffing, which may increase our labor costs and reduce profitability.

We compete with other health-care providers in recruiting qualified management and staff personnel for the day-to-day operations of our business, including nurses and other case management professionals. In some markets, the scarcity of nurses and other medical support personnel has become a significant operating issue to health-care providers. This shortage may require us to enhance wages to recruit and retain qualified nurses and other health-care professionals. Our failure to recruit and retain qualified management, nurses and other health-care professionals, or to control labor costs could have a material adverse effect on profitability.

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

The failure to attract and retain qualified or key personnel may prevent us from effectively developing, marketing, selling, integrating and supporting our services.

We are dependent, to a substantial extent, upon the continuing efforts and abilities of certain key management personnel. In addition, we face competition for experienced employees with professional expertise in the workers’ compensation managed care area. The loss of key employees, especially V. Gordon Clemons, Chairman and Chief Executive Officer, and Dan Starck, President and Chief Operating Officer, or the inability to attract, qualified employees, could have a material unfavorable effect on our business and results of operations.

If we fail to grow our business internally or through strategic acquisitions, we may be unable to execute our business plan, maintain high levels of service or adequately address competitive challenges.

Our strategy is to continue internal growth and, as strategic opportunities arise in the workers’ compensation managed care industry, to consider acquisitions of, or relationships with, other companies in related lines of business. As a result, we are subject to certain growth-related risks, including the risk that we will be unable to retain personnel or acquire other resources necessary to service such growth adequately. Expenses arising from our efforts to increase our market penetration may have a negative impact on operating results. In addition, there can be no assurance that any suitable opportunities for strategic acquisitions or relationships will arise or, if they do arise, that the transactions contemplated could be completed. If such a transaction does occur, there can be no assurance that we will be able to integrate effectively any acquired business. In addition, any such transaction would be subject to various risks associated with the acquisition of businesses, including, but not limited to, the following:

•	an acquisition may negatively impact our results of operations because it may require incurring large one-time charges, substantial debt or liabilities; it may require the amortization or write down of amounts related to deferred compensation, goodwill and other intangible assets; or it may cause adverse tax consequences, substantial depreciation or deferred compensation charges;

•	we may encounter difficulties in assimilating and integrating the business, technologies, products, services, personnel or operations of companies that are acquired, particularly if key personnel of the acquired company decide not to work for us;

•	an acquisition may disrupt ongoing business, divert resources, increase expenses and distract management;

•	the acquired businesses, products, services or technologies may not generate sufficient revenue to offset acquisition costs;

•	we may have to issue equity or debt securities to complete an acquisition, which would dilute stockholders and could adversely affect the market price of our common stock; and

•	acquisitions may involve the entry into a geographic or business market in which we have little or no prior experience.

There can be no assurance that we will be able to identify or consummate any future acquisitions or other strategic relationships on favorable terms, or at all, or that any future acquisition or other strategic relationship will not have an adverse impact on our business or results of operations. If suitable opportunities arise, we may finance such transactions, as well as internal growth, through debt or equity financing. There can be no assurance, however, that such debt or equity financing would be available to us on acceptable terms when, and if, suitable strategic opportunities arise.

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

An interruption in our ability to access critical data may cause customers to cancel their service and/or may reduce our ability to effectively compete.

Certain aspects of our business are dependent upon our ability to store, retrieve, process and manage data and to maintain and upgrade our data processing capabilities. Interruption of data processing capabilities for any extended length of time, loss of stored data, programming errors or other system failures could cause customers to cancel their service and could have a material adverse effect on our business and results of operations.

In addition, we expect that a considerable amount of our future growth will depend on our ability to process and manage claims data more efficiently and to provide more meaningful healthcare information to customers and payors of healthcare. There can be no assurance that our current data processing capabilities will be adequate for our future growth, that we will be able to efficiently upgrade our systems to meet future demands, or that we will be able to develop, license or otherwise acquire software to address these market demands as well or as timely as our competitors.

The introduction of software products incorporating new technologies and the emergence of new industry standards could render our existing software products less competitive, obsolete or unmarketable.

There can be no assurance that we will be successful in developing and marketing new software products that respond to technological changes or evolving industry standards. If we are unable, for technological or other reasons, to develop and introduce new software products cost-effectively, in a timely manner and in response to changing market conditions or customer requirements, our business, results of operations and financial condition may be adversely affected.

Developing or implementing new or updated software products and services may take longer and cost more than expected. We rely on a combination of internal development, strategic relationships, licensing and acquisitions to develop our software products and services. The cost of developing new healthcare information services and technology solutions is inherently difficult to estimate. Our development and implementation of proposed software products and services may take longer than originally expected, require more testing than originally anticipated and require the acquisition of additional personnel and other resources. If we are unable to develop new or updated software products and services cost-effectively on a timely basis and implement them without significant disruptions to the existing systems and processes of our customers, we may lose potential sales and harm our relationships with current or potential customers.

A breach of security may cause our customers to curtail or stop using our services.

We rely largely on our own security systems, confidentiality procedures and employee nondisclosure agreements to maintain the privacy and security of our and our customers proprietary information. Accidental or willful security breaches or other unauthorized access by third parties to our information systems, the existence of computer viruses in our data or software and misappropriation of our proprietary information could expose us to a risk of information loss, litigation and other possible liabilities which may have a material adverse effect on our business, financial condition and results of operations. If security measures are breached because of third-party action, employee error, malfeasance or otherwise, or if design flaws in our software are exposed and exploited, and, as a result, a third party obtains unauthorized access to any customer data, our relationships with our customers and our reputation will be damaged, our business may suffer and we could incur significant liability. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures.

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

Our acquisition of other businesses may result in significant increases in our intangible assets and goodwill. We regularly evaluate whether events and circumstances have occurred indicating that any portion of our intangible assets and goodwill may not be recoverable. When factors indicate that intangible assets and goodwill should be evaluated for possible impairment, we may be required to reduce the carrying value of these assets. We cannot currently estimate the timing and amount of any such charges.

If we are unable to leverage our information systems to enhance our outcome-driven service model, our results may be adversely affected.

To leverage our knowledge of workplace injuries, treatment protocols, outcomes data, and complex regulatory provisions related to the workers’ compensation market, we must continue to implement and enhance information systems that can analyze our data related to the workers’ compensation industry. We frequently upgrade existing operating systems and are updating other information systems that we rely upon in providing our services and financial reporting. We have detailed implementation schedules for these projects that require extensive involvement from our operational, technological and financial personnel. Delays or other problems we might encounter in implementing these projects could adversely affect our ability to deliver streamlined patient care and outcome reporting to our customers.

The increased costs of professional and general liability insurance may have an adverse effect on our profitability.

The cost of commercial professional and general liability insurance coverage has risen significantly in the past several years, and this trend may continue. In addition, if we were to suffer a material loss, our costs may increase over and above the general increases in the industry. If the costs associated with insuring our business continue to increase, it may adversely affect our business. We believe our current level of insurance coverage is adequate for a company of our size engaged in our business.

The impact of seasonality has a negative effect on our revenue.

While we are not directly impacted by seasonal shifts, we are affected by the change in working days based in a given quarter. There are generally fewer working days for our employees to generate revenue in the third fiscal quarter as we experience vacations, inclement weather and holidays.

If the referrals for our patient management services continue to decline, our business, financial condition and results of operations would be materially adversely affected.

We have experienced a general decline in the revenue and operating performance of patient management services. We believe that the performance decline has been due to the following factors: the decrease of the number of workplace injuries that have become longer-term disability cases; increased regional and local competition from providers of managed care services; a possible reduction by insurers on the types of services provided by our patient management business; the closure of offices and continuing consolidation of our patient management operations; and employee turnover, including management personnel, in our patient management business. In the past, these factors have all contributed to the lowering of our long-term outlook for our patient management services. If some or all of these conditions continue, we believe that the performance of our patient management revenues could decrease.

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

Changes in the accounting treatment of stock-based awards have adversely affected our reported results of operations and are likely to continue to do so in the future.

Effective April 1, 2006, we adopted the provisions of SFAS No. 123R, “Share-Based Payment,” which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No. 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Prior to April 1, 2006, we accounted for share-based compensation to employees in accordance with APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. We also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” We elected to employ the modified prospective transition method as provided by SFAS No. 123R and, accordingly, financial statement amounts for the prior periods presented have not been restated to reflect the fair value method of expensing share-based compensation. The long-term impact of our adoption of SFAS No. 123(R) cannot be fully predicted at this time because that will depend in part on the future fair values and number of share-based payments granted in the future. As a result of our adoption of SFAS No. 123(R), for the fiscal year ended March 31, 2007, we recorded share-based compensation expense of $1,258,000, which reduced our income before taxes by $1,258,000 and our net income by $767,000. Basic and diluted earnings per share were each reduced by $0.05 for the fiscal year ended March 31, 2007. This requirement may continue to adversely affect our reported results of operations.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, and delays in completing our internal controls and financial audits, could have a material adverse effect on our business and stock price.

Our fiscal 2007 management assessment and related audit revealed material weaknesses in our internal controls over financial reporting related to the size of our accounting staff, lack of an effective control monitoring process and inadequate anti-fraud controls. We are attempting to cure these material weaknesses by taking the steps described in Part II, Item 9A of this report, but we have not yet completed such remediation and there can be no assurance that such remediation will be successful. During the course of our continued testing, we also may identify other significant deficiencies or material weaknesses, in addition to the ones already identified, which we may not be able to remediate in a timely manner or at all. If we continue to fail to achieve and maintain effective internal controls, we will not be able to conclude that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. In addition, since 2005, we have experienced delays in completing our internal controls and financial audits, which have resulted in the untimely filing of our Annual Report on Form 10-K for the fiscal years ended March 31, 2005 and 2006, and the filing of several notifications of late filing on Form 12b-25. Failure to achieve and maintain an effective internal control environment, and delays in completing our internal controls and financial audits, could cause investors to lose confidence in our reported financial information and us, which could result in a decline in the market price of our common stock, and cause us to fail to meet our reporting obligations in the future, which in turn could impact our ability to raise equity financing if needed in the future.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The Company’s principal executive office is located in Irvine, California in approximately 10,600 square feet of leased space. The lease expires in September 2013. The Company leases 125 branch offices in 49 states, which range in size from 1,000 square feet up to approximately 16,000 square feet. The lease terms for the branch offices range from monthly to ten years and expire through 2016. The Company believes that its facilities are adequate for its current needs and that suitable additional space will be available as required.

Item 3.	Legal Proceedings.

The Company is involved in litigation arising in the normal course of business. Management believes that resolution of these matters will not result in any payment that, in the aggregate, would be material to the financial position or financial operations of the Company.

Item 4.	Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of stockholders during the quarter ended March 31, 2007.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol CRVL. The quarterly high and low per share sales prices for the Company’s common stock for fiscal years 2006 and 2007 as reported by NASDAQ are set forth below for the periods indicated. These prices represent prices among dealers, do not include retail markups, markdowns or commissions, and may not represent actual transactions. These prices have been adjusted to reflect the Company’s three-for-two stock split in the form of a 50% stock dividend distributed on December 8, 2006 to shareholders of record on November 20, 2006.

	High	Low

Fiscal Year Ended March 31, 2006:
Quarter Ended June 30, 2005:	$18.98	$13.27
Quarter Ended September 30, 2005:	19.33	15.15
Quarter Ended December 31, 2005:	15.97	10.60
Quarter Ended March 31, 2006:	14.68	11.25
Fiscal Year Ended March 31, 2007:
Quarter Ended June 30, 2006:	$17.65	$13.20
Quarter Ended September 30, 2006:	24.91	15.97
Quarter Ended December 31, 2006:	49.39	22.81
Quarter Ended March 31, 2007:	49.18	28.60

Holders.  As of May 15, 2007, there were approximately 1,500 holders of record of the Company’s common stock according to the information provided by the Company’s transfer agent.

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

Unregistered Sales of Equity Securities.  None.

Issuer Purchases of Equity Securities:  The following table summarizes any purchases of the Company common stock made by or on behalf of the Company for the quarter ended March 31, 2007 pursuant to a publicly announced plan. During the quarter ended December 31, 2006, the Company’s Board of Directors approved a three-for-two stock split in the form of a 50% stock dividend with a date of record on November 20, 2006 and a date of distribution of December 8, 2006. All share and per share amounts have been adjusted retroactively to reflect the stock split for all periods shown.

			Total Number of Shares	Maximum Number of
	Total Number	Average	Purchased as Part of	Shares that may yet be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased	per Share	Program	Program

January 1 to January 31, 2007	—	—	11,211,753	938,247
February 8 to February 22, 2007	147,644	$35.59	11,359,397	790,604
March 1 to March 31, 2007	—	—	11,359,397	790,604

Total	147,644	$35.59	11,359,397	790,604

In 1996, the Company’s Board of Directors authorized a stock repurchase program initially for up to 100,000 shares of the Company’s common stock. The Company’s Board of Directors has periodically increased the number of shares authorized for repurchase under the program. The most recent increase occurred in June 2006 and brought the number of shares authorized for repurchase over the life of the program to 12,150,000 shares, as adjusted for the three-for-two stock split in the form of a 50% stock dividend distributed on December 8, 2006 to shareholders of record on November 20, 2006. There is no expiration date for the plan.

STOCK PERFORMANCE GRAPH

The graph depicted below shows a comparison of cumulative total stockholder returns for the Company, the Nasdaq and the Nasdaq Health Services Index over a five year period beginning on March 31, 2002. The data depicted on the graph are as set forth in the chart below the graph. The graph assumes that $100 was invested in the Company’s Common Stock on March 31, 2002, and in each index, and that all dividends were reinvested. No cash dividends have been paid or declared on the Common Stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

CORVEL STOCK PERFORMANCE CHART

	2002	2003	2004	2005	2006	2007
CorVel Corporation	100.00	109.20	121.32	71.44	73.81	152.09
U.S. Nasdaq	100.00	73.40	108.33	109.06	128.61	133.40
U.S. Nasdaq Healthcare Services	100.00	81.90	140.31	173.34	229.29	229.64

Notwithstanding anything to the contrary set forth in any of our previous filings made under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate future filings made by us under those statutes, neither the preceding Stock Performance Graph, nor the information relating to it, is “soliciting material” or is “filed” or is to be incorporated by reference into any such prior filings, nor shall such graph or information be incorporated by reference into any future filings made by us under those statutes.

Item 6.	Selected Financial Data.

The selected consolidated financial data of the Company appears in a separate section of this Annual Report on Form 10-K on page 35 and is incorporated herein by this reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations appears in a separate section of this Annual Report on Form 10-K beginning on page 36 and is incorporated herein by this reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2007, the Company held no market risk sensitive instruments for trading purposes and the Company did not employ any derivative financial instruments, other financial instruments, or derivative commodity instruments to hedge any market risk. The Company had no debt outstanding as of March 31, 2007, and therefore, had no market risk related to debt.

Item 8.	Financial Statements and Supplementary Data.

The Company’s consolidated financial statements, as listed under Item 15, appear in a separate section of this Annual Report on Form 10-K beginning on page 51 and are incorporated herein by this reference. The financial statement schedule is included below under Item 15(a) (2).

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On August 14, 2006, the Company advised Grant Thornton LLP that it was dismissed by the Audit Committee as the Company’s independent registered public accounting firm. Grant Thornton’s report on the Company’s consolidated financial statements for the fiscal years ended March 31, 2006 and 2005 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles, except that (i) Grant Thornton’s report for the fiscal year ended March 31, 2006 contained an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of material weaknesses and (ii) Grant Thornton’s report for the fiscal year ended March 31, 2005 contained the following statement: “Since management was unable to complete its assessment of internal control over financial reporting as of March 31, 2005, and we were unable to apply other procedures to satisfy ourselves as to the effectiveness of the Company’s internal control over financial reporting, the scope of our work was not sufficient to enable us to express, and we did not express, an opinion on either management’s assessment or on the effectiveness of the Company’s internal control over financial reporting in our report dated July 15, 2005.”

During the two year period ended March 31, 2006, and for the period from April 1, 2006 through the date of dismissal, there have been no disagreements between the Company and Grant Thornton on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Grant Thornton’s satisfaction, would have caused Grant Thornton to make reference to the subject matter of such disagreements in connection with the issuance of its report on the Company’s financial statements.

Under Item 304(a)(1)(v)(A) of Regulation S-K promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, Grant Thornton has advised the Company of material weaknesses in the Company’s internal controls identified by management and reported on the Company’s Form 10-K and 10-Q filed on June 30, 2006 and August 14, 2006 respectively. The Company’s Audit Committee has discussed these material weaknesses with Grant Thornton and management has authorized Grant Thornton to respond fully to the inquiries of the successor accountant about these material weaknesses.

On October 2, 2006, the Audit Committee selected and appointed Haskell & White LLP to serve as the Company’s independent auditors for the fiscal year ended March 31, 2007. During the two year period ended March 31, 2006, and for the interim period from April 1, 2006 until the engagement of Haskell & White, neither the Company, nor anyone engaged on its behalf, had consulted with Haskell & White LLP regarding (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions thereto) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting as of March 31, 2007, described below.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (COSO). Based on our assessment, we believe that, as of March 31, 2007, our internal control over financial reporting was ineffective based on those criteria, in consideration of the material weaknesses described below.

Control environment.  We did not maintain an effective control environment. Specifically, (i) we did not ensure that the Board of Directors’ committees evaluated its performance against the functions mandated by their associated charters, (ii) the lines of responsibilities within our accounting and reporting function do not support adequate control over financial reporting, and (iii) we did not maintain sufficient anti-fraud controls, such as an effective independent whistleblower program, effective human resource procedures, such as background investigations and consistent performance reviews for key personnel, effective communication regarding performance expectations and ensuring adequate understanding and reinforcement of the code of conduct and (iv) we failed to maintain a sufficient complement of skilled personnel in the areas of accounting and financial reporting.

Segregation of duties.  We did not maintain proper segregation of duties. Specifically, proper segregation of duties affecting expenditures, accounts payable, payroll and cash disbursements was not maintained. Management identified multiple instances where various employees were responsible for custody, initiating, recording, and/or approving transactions, as well as custody of assets.

Accounting for income taxes.  Effective controls over income tax accounting were not maintained. Specifically, controls were not designed and in place to ensure that: (i) calculations, assumptions, exposures, estimates, and disclosures were properly reviewed, (ii) temporary and permanent book to tax differences are properly identified, (iii) deferred tax assets are recoverable, (iv) all tax-related accounts, including the income tax provision rate and pre-tax income, are properly reconciled to the trial balance and tax returns, (v) all quarterly tax payments are accurately tracked and recorded, and (vi) accounting personnel possessed sufficient knowledge with respect to GAAP in this area.

Financial close and reporting.  We did not maintain enough skilled accounting resources supporting the financial close and reporting processes to ensure (i) changes and entry to spreadsheets utilized in the financial reporting process were properly reviewed, (ii) significant estimates and judgments were adequately supported, reviewed, approved and evaluated against actual experiences, (iii) effective and timely analysis and reconciliation of significant accounts, and (iv) a proper review of period close entries and procedures.

Accounts Payable.  We did not maintain adequate controls to ensure the proper inclusion of out-of-period invoices with respect to goods and services we received, and therefore, the completeness of our accounts payable.

Stock-based Compensation.  We did not maintain adequate controls to ensure that compensation expense associated with stock option grants was recognized in a manner consistent with the performance conditions of Statement of Financial Accounting Standards No. 123(R), “Share-based Payment.” Additionally, our detective controls over certain inputs made into our stock option accounting software did not operate effectively.

The Company’s independent registered public accounting firm, Haskell & White LLP, has issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2007, which appears on page 48 of this Annual Report on Form 10-K.

Remediation Activities

The following activities remediated many material weaknesses in prior years: (i) an accountant was hired to improve account analysis and timely posting affecting multiple accounts such as revenue, receivables, expenditures and payables. This improved journal entry and reconciliation controls. In addition, (i) focus on control operation was improved to support consistent operation of controls, and (ii) control environment improvements were implemented including modifications in Board oversight especially in regularly discussing fraud and consistently documenting meetings.

Management is committed to correcting material weaknesses and will continue to evaluate appropriate remediation plans.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information in the sections titled “Proposal One: Election of Directors,” “Corporate Governance, Board Composition and Board Committees,” “Directors and Executive Officers of the Company,” and “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the Company’s Definitive Proxy Statement for the 2007 Annual Meeting of Stockholders is incorporated herein by reference.

The Board of Directors has adopted a code of ethics and business conduct that applies to all of the Company’s employees, officers and directors. The full text of the Company’s code of ethics and business conduct is posted on the Company’s Web site at http://www.corvel.com under the “Investor Relations” section. The Company intends to disclose future amendments to certain provisions of the Company’s code of ethics and business conduct, or waivers of such provisions, applicable to the Company’s directors and executive officers, at the same location on the Company’s Web site identified above. The inclusion of the Company’s Web site address in this report does not include or incorporate by reference the information on the Company’s Web site into this report.

Item 11.	Executive Compensation

The information in the sections titled “Executive Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” and “Compensation of Directors,” except as stated therein, appearing in the Company’s Definitive Proxy Statement for the 2007 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information in the sections titled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matter” and “Equity Compensation Plan Information” appearing in the Company’s Definitive Proxy Statement for the 2007 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13.	Certain Relationships and Related Party Transactions, and Director Independence

The information in the sections titled “Certain Relationships and Related Person Transactions,” “Proposal One: Election of Directors,” and “Corporate Governance, Board Composition and Board Committees” appearing in the Company’s Definitive Proxy Statement for the 2007 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information in the sections titled “Principal Accountant Fees and Services” and “Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors” under the caption “Ratification of Appointment of Independent Auditors” appearing in the Company’s Definitive Proxy Statement for the 2007 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1)  Financial Statements:

The Company’s financial statements appear in a separate section of this Annual Report on Form 10-K beginning on the pages referenced below:

(2)	Financial Statement Schedule:

The Company’s consolidated financial statements, as listed under Item 15(a) (1), appear in a separate section of this Annual Report on Form 10-K beginning on page 48. The Company’s financial statement schedule is as follows:

Schedule II — Valuation and Qualifying Accounts

		Additions
	Balance at	Charged to
	Beginning of	Costs and		Balance at
	Year	Expenses	Deductions	End of Year

Allowance for doubtful accounts:
Year Ended March 31, 2007:	$3,487,000	$2,462,000	$(2,439,000)	$3,510,000
Year Ended March 31, 2006:	3,487,000	3,713,000	(3,713,000)	3,487,000
Year Ended March 31, 2005:	3,470,000	2,355,000	(2,338,000)	3,487,000

(3)  Exhibits:

EXHIBITS

Exhibit
No.		Title	Method of Filing

2.1	†	Asset Purchase Agreement dated December 15, 2006 by and among the Company’s subsidiary, CorVel Enterprise Comp, Inc., and Hazelrigg Risk Management Services, Inc., Comp Care, Inc., Medical Auditing Services, Inc., and Arlene Hazelrigg.	Incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K filed on February 6, 2007.
2.2	†	Stock Purchase Agreement dated May 31, 2007 by and among the Company’s subsidiary, CorVel Enterprise Comp, Inc., The Schaffer Companies, Ltd., and Dawn Colwell, Christopher Schaffer, John Colwell and Kelly Ribeiro de Sa.	Incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K filed on June 6, 2007.

Exhibit
No.		Title	Method of Filing

3.1		Amended and Restated Certificate of Incorporation of the Company	Incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 filed on November 14, 2002.
3.2		Amended and Restated Bylaws of the Company	Incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 filed on August 14, 2006.
10.1	*	Nonqualified Stock Option Agreement between V. Gordon Clemons, the Company and North Star together with all amendments and addendums thereto	Incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 Registration No. 33-40629 initially filed on May 16, 1991.
10.2	*	Supplementary Agreement between V. Gordon Clemons, the Company and North Star	Incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 Registration No. 33-40629 initially filed on May 16, 1991.
10.3	*	Amendment to Supplementary Agreement between Mr. Clemons, the Company and North Star	Incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1992 filed on June 29, 1992.
10.4	*	Restated Omnibus Incentive Plan (Formerly The Restated 1988 Executive Stock Option Plan)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 9, 2006.
10.5	*	Forms of Notice of Grant of Stock Option, Stock Option Agreement and Notice of Exercise Under the Restated Omnibus Incentive Plan (Formerly The Restated 1988 Executive Stock Option)	Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 filed on November 9, 2006, Exhibits 10.7, 10.8 and 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994 filed on June 29, 1994, Exhibits 99.2, 99.3, 99.4, 99.5, 99.6, 99.7 and 99.8 to the Company’s Registration Statement on Form S-8 (File No. 333-94440) filed on July 10, 1995, and Exhibits 99.3 and 99.5 to the Company’s Registration Statement on Form S-8 (File No. 333-58455) filed on July 2, 1998.
10.6	*	Employment Agreement of V. Gordon Clemons	Incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 Registration No. 33-40629 initially filed on May 16, 1991.
10.7	*	Restated 1991 Employee Stock Purchase Plan, as amended	Incorporated herein by reference to Exhibit 99.1 in the Company’s Company’s Registration Statement on Form S-8 (File No. 333-128739) filed on September 30, 2005.
10.8		Fidelity Master Plan for Savings and Investment, and amendments	Incorporated herein by reference to Exhibits 10.16 and 10.16A to the Company’s Registration Statement on Form S-1 Registration No. 33-40629 initially filed on May 16, 1991.

Exhibit
No.		Title	Method of Filing

10.9		Preferred Shares Rights Agreement, dated as of February 11, 1997, by and between Corvel Corporation and U.S. Stock Transfer Corporation, including the Certificate of Determination, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively (Shareholder Rights Plan)	Incorporated herein by reference to Exhibit 99.1 in the Company’s Form 8-K filed on February 28, 1997.
10.10		Amended and Restated Preferred Shares Rights Agreement, dated as of April 11, 2002, by and between CorVel Corporation and U.S. Stock Transfer Corporation, including the Certificate of Determination, the Certificate of Amendment of the Certificate of Determination, the form of Rights Certificate (as amended) and the Summary of Rights (as amended) attached thereto as Exhibits A-1, A-2, B and C, respectively (Amended Shareholder Rights Plan)	Incorporated herein by reference to Exhibit 99.1 in the Company’s Form 8-K filed on May 24, 2002.
10.11	*	Employment Agreement effective May 26, 2006 by and between CorVel Corporation and of Dan Starck	Incorporated herein by reference to Exhibit 10.1 in the Company’s Form 8-K filed on May 30, 2006.
10.12	*	Stock Option Agreement and Acceleration Addendum dated May 26, 2006 by and between CorVel Corporation and Dan Starck, providing for time vesting	Incorporated herein by reference to Exhibit 10.2 in the Company’s Form 8-K filed on May 30, 2006.
10.13	*†	Stock Option Agreement and Acceleration Addendum dated May 26, 2006 by and between CorVel Corporation and Dan Starck, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 30, 2006.
10.14	*†	Stock Option Agreement dated May 26, 2006 by and between CorVel Corporation and Scott McCloud, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 2, 2006.
21.1		Subsidiaries of the Company	Filed herewith.
23.1		Consent of Independent Registered Public Accounting Firm, Haskell & White LLP	Filed herewith.
23.2		Consent of Independent Registered Public Accounting Firm, Grant Thornton	Filed herewith.
31.1		Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2		Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1		Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

Exhibit
No.	Title	Method of Filing

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

*	— Denotes management contract or compensatory plan or arrangement.

†
— Confidential treatment was requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. In accordance with Rule 24b-2, these confidential portions were omitted from this exhibit and filed separately with the Securities and Exchange Commission.

(b)	Exhibits

The exhibits filed as part of this report are listed under Item 15(a) (3) of this Annual Report on Form 10-K.

(c)	Financial Statement Schedule

The Financial Statement Schedules required by Regulation S-X and Item 8 of this form are listed under Item 15(a)(2) of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Corvel Corporation

By:	/s/ V. Gordon Clemons
V. Gordon Clemons
Chairman and Chief Executive Officer

Date: June 14, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 14, 2007.

Signature	Title

/s/ V. Gordon Clemons V. Gordon Clemons	Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ Scott R. McCloud Scott R. McCloud	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Alan Hoops Alan Hoops	Director

/s/ Steven J. Hamerslag Steven J. Hamerslag	Director

/s/ Judd Jessup Judd Jessup	Director

/s/ Jeffrey J. Michael Jeffrey J. Michael	Director

SELECTED CONSOLIDATED FINANCIAL DATA

The following selected financial data for each of the fiscal years for the five fiscal years ended March 31, 2007, have been derived from the Company’s audited consolidated financial statements. The following data should be read in conjunction with the Company’s Consolidated Financial Statements, the related notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The following amounts are in thousands, except per share data. All share and per share amounts have been adjusted to reflect the three-for-two stock split in the form of a 50% stock dividend distributed on December 8, 2006 to shareholders of record on November 20, 2006.

	Fiscal Year Ended March 31,
	2003	2004	2005	2006	2007

Statement of Income Data:
Revenues	$282,776	$305,279	$291,000	$266,504	$274,581
Cost of revenues	230,991	253,846	246,341	221,060	208,746

Gross profit	51,785	51,433	44,659	45,444	65,835

General and administrative	25,081	26,067	28,144	29,590	35,383

Income before income taxes	26,704	25,366	16,515	15,854	30,452
Income tax provision	10,147	9,353	6,358	6,101	11,876

Net income	$16,557	$16,013	$10,157	$9,753	$18,576

Net income per share:
Basic	$1.03	$1.01	$0.65	$0.67	$1.32

Diluted	$1.00	$0.98	$0.64	$0.67	$1.30

Shares used in computing net income per share:
Basic	16,103	15,878	15,629	14,534	14,070
Diluted	16,586	16,257	15,780	14,592	14,268
Return on beginning of year equity	27.4%	24.1%	13.2%	13.3%	27.3%
Return on beginning of year assets	20.5%	16.6%	9.5%	9.2%	18.6%

	2003	2004	2005	2006	2007

Balance Sheet Data as of March 31,
Cash and cash equivalents	$5,913	$8,641	$8,945	$14,206	$15,020
Accounts receivable, net	45,394	45,538	45,611	39,521	41,027
Working capital	36,865	40,598	38,599	34,597	35,018
Total assets	96,645	106,716	105,698	100,098	113,768
Retained earnings	103,232	119,245	129,402	139,155	157,731
Treasury stock	(84,127)	(96,281)	(113,481)	(132,205)	(154,091)
Total stockholders’ equity	66,572	76,974	73,593	68,036	79,197

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

The Company disclaims any obligations to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of these factors include (without limitation) general industry and economic conditions; cost of capital and capital requirements; competition from other managed care companies; the ability to expand certain areas of the Company’s business; shifts in customer demands; the ability of the Company to produce market-competitive software; changes in operating expenses including employee wages, benefits and medical inflation; governmental and public policy changes, including but not limited to legislative and administrative law and rule implementation or change; dependence on key personnel; possible litigation and legal liability in the course of operations; the continued availability of financing in the amounts and at the terms necessary to support the Company’s future business; and the other risks identified under the heading “Risk Factors” appearing elsewhere in this report.

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

Business Enterprise Segments

We operate in one reportable operating segment, managed care. The Company’s services are delivered to its customers through its local offices in each region and financial information for the Company’s operations follows this service delivery model. All regions provide the Company’s patient management and network solutions services. Statement of Financial Accounting Standards, or SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for the way that public business enterprises report information about operating segments in annual consolidated financial statements. The Company’s internal financial reporting is segmented geographically, as discussed above, and managed on a geographic rather than service-line basis, with virtually all of the Company’s operating revenue generated within the United States.

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

Seasonality

While we are not directly impacted by seasonal shifts, we are affected by the change in working days based in a given quarter. There are generally fewer working days for our employees to generate revenue in the third fiscal quarter as we experience vacations, inclement weather and holidays.

Executive Summary of Fiscal 2007 Annual Results

The Company reported revenues of $275 million for fiscal year ended March 31, 2007, an increase of $8 million, or 3%, compared to $267 million in fiscal year ended March 31, 2006, primarily due to an increase in network solutions revenue offset by a decrease in patient management revenues. The Company reported an increase in revenue for the quarter ended June 30, 2006 of $3.3 million, or 5%, to $69.8 million. The Company reported sequential revenue decreases for the next two quarters of fiscal 2007 at 3.5% and 1.1%, respectively, declines from the previous quarter. In the quarter ended March 31, 2007, the Company reported revenues of $70.9 million, an increase in revenue of $4.3 million, or 6.5%, over the $66.6 million reported in the previous quarter ended December 31, 2006. The revenue for the quarter ended March 31, 2007 also benefited from two extra business days in the quarter compared to the quarter ended December 31, 2006 and the results from the acquisition described below.

The continued decrease in the number of jobs in the manufacturing sector and its corresponding effect on the number of workplace injuries that have become longer-term disability cases, the considerable price competition given the flat-to-declining overall workers compensation market, the increase in competition from local and regional companies, changes and the potential changes in state workers’ compensation and auto managed care laws, which can reduce demand for the Company’s services, have created an environment where revenue and margin growth is more difficult to attain and where revenue growth is uncertain. Additionally, the Company’s technology and preferred provider network competes against other companies, some of which have more resources available. Also, some customers may handle their managed care services in-house and may reduce the amount of services which are outsourced to managed care companies such as CorVel Corporation. These factors are expected to continue to limit our revenue growth in the near future.

Under FASB 123R, the Company began to record stock compensation expense on the income statement beginning April 1, 2006 for the fiscal year ended March 31, 2007. During the prior fiscal years, the Company reported the stock compensation expense, after-tax, only in a pro forma calculation in the footnotes to the financial statements. During the fiscal year ended March 31, 2007, the Company recorded a stock compensation expense of $1,258,000 before income taxes, and $767,000 after income tax expense. The stock compensation charge reduced diluted earnings per share by $.05.

In December 2006, the Company’s wholly owned subsidiary, CorVel Enterprise Comp Inc., entered into an Asset Purchase Agreement with Hazelrigg Risk Management Services, Inc., a third party administrator located in California, and its affiliated companies (“Hazelrigg”) to acquire certain assets and liabilities of Hazelrigg, for an initial cash payment of $12 million. The seller of Hazelrigg also has the potential to receive up to an additional $2.5 million in a cash earnout based upon the revenue collected by the Hazelrigg business during the one-year period after consummation of the acquisition, which earnout may be accelerated based upon the occurrence of certain post-acquisition events. The Company completed the acquisition on January 31, 2007 and paid the initial cash payment on that date. The results of the acquired business for the period from February 1, 2007 to March 31, 2007 are included with the Company’s results for the quarter and fiscal year ended March 31, 2007. For fiscal year ended March 31, 2007, the results of the acquired business increased the Company’s revenues by less than $3 million, or approximately 1%. The acquisition of Hazelrigg enables the Company to further expand its managed care services to include claims processing in addition to patient management and network solutions.

Results of Operations

The Company derives its revenues from providing patient management and network solutions services to payors of workers’ compensation benefits, auto insurance claims and health insurance benefits. Patient management services include utilization review, medical case management and vocational rehabilitation. Network solutions revenues include fee schedule auditing, hospital bill auditing, independent medical examinations, diagnostic imaging review services and preferred provider referral services. The percentages of total revenues attributable to patient management and network solutions services for the fiscal years ended March 31, 2005, 2006, and 2007 are listed below.

	2005	2006	2007

Patient management services	44.4%	42.7%	39.1%
Network solutions services	55.6%	57.3%	60.9%

	100.0%	100.0%	100.0%

As noted in the table above, from fiscal 2006 to fiscal 2007 the mix of the Company’s revenues moved an additional 3.6 percentage points from patient management services to network solutions services. This is due to the decrease in patient management services, offset by the increase in network solutions services which has a higher gross margin. This has a significant impact on the income statement as outlined below. While the Company’s revenue showed a modest gain of 3%, due to the shift to a higher margin product, the net income grew over 90%. The following table shows the dollar and amount change from fiscal 2005 to fiscal 2006 and fiscal 2007 and the related percentage changes. The following amounts are in thousands, except for share data.

				Amount	Amount	Percentage	Percentage
				Change from	Change from	Change from	Change from
	Fiscal	Fiscal	Fiscal	Fiscal 2005	Fiscal 2006	Fiscal 2005	Fiscal 2006
	2005	2006	2007	to 2006	to 2007	to 2006	to 2007

Revenues	$291,000	$266,504	$274,581	$(24,496)	$8,077	(8.4)%	3.0%
Cost of revenues	246,341	221,060	208,746	(25,281)	(12,314)	(10.2)	(5.6)

Gross profit	44,659	45,444	65,835	785	20,391	1.8	44.9
General and administrative	28,144	29,590	35,383	1,446	5,793	5.1	19.6

Income before income taxes	16,515	15,854	30,452	(661)	14,598	(4.0)	92.1
Income tax provision	6,358	6,101	11,876	(257)	5,775	(4.0)	94.7

Net income	$10,157	$9,753	$18,576	$(404)	$8,823	(4.0)%	90.5%

Net income per share:
Basic	$0.65	$0.67	$1.32	$.02	$0.65	3.1%	97.0%
Diluted	$0.64	$0.67	$1.30	$.03	$0.63	4.7%	94.0%
Shares used in income per share:
Basic	15,629	14,534	14,070	(1,095)	(464)	(7.0)%	(3.2)%
Diluted	15,780	14,592	14,268	(1,188)	(324)	(7.5)%	(2.2%)

As previously identified in the section titled “Risk Factors” in this report, the Company’s ability to maintain or grow revenues is contingent on several factors including, but not limited to, changes in government regulations, exposure to litigation and the ability to add or retain customers. Any of these, or a combination of all of them, could have a material impact on the Company’s results going forward.

Income Statement Percentages

The following table sets forth, for the periods indicated, the percentage of revenues represented by certain items reflected in the Company’s consolidated statements of income. The Company’s past operating results are not necessarily indicative of future operating results. The percentages for the three fiscal years ended March 31, 2005, 2006 and 2007 are as follows:

	2005	2006	2007

Revenues	100.0%	100.0%	100.0%
Cost of revenues	84.6	82.9	76.0

Gross profit	15.4	17.1	24.0
General and administrative	9.7	11.1	12.9

Income before income taxes	5.7	6.0	11.1
Income tax expense	2.2	2.3	4.3

Net income	3.5%	3.7%	6.8%

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

Change in Revenue

Fiscal 2007 Compared to Fiscal 2006

Revenues increased by 3.0%, to $275 million in fiscal 2007, from $267 million in fiscal year 2006, an increase of $8 million. The increase was attributable to the Company’s network solutions services revenue increasing $14.7 million, or 9.6%, to $167.2 million in fiscal 2007. This increase was primarily due to an increase in the volume of out of network bills reviewed which generate greater revenue per bill and an increase in revenue per provider bill reviewed due to increased savings per bill for the Company’s customers, and the Company’s focus of shifting its revenue mix to greater network solutions revenue. Part of the increase in network solutions was offset by a decrease in the Company’s patient management services. Patient management revenues decreased $6.6 million, or 5.8%, to $107.4 million in fiscal 2007. This decrease was primarily due to a decrease in case referral volume offset by a nominal increase in price of services.

The Company has been negatively impacted by a reduction in the overall claims volume due to employers implementing workplace safety programs. Employers have also been more aggressive in seeking early intervention services which the Company and the Company’s competitors offer, decreasing the length of a claim and decreasing the need for on-site case management services. The Company’s ability to add or retain customers, changes in the workers compensation market, changes in nationwide employment and the frequency of workplace injuries and illnesses could have a material impact on the Company’s ability to maintain or grow revenue in the future.

Fiscal 2006 Compared to Fiscal 2005

Revenues decreased by 8.2% to $267 million in fiscal 2006, from $291 million in fiscal year 2005, a decrease of $24 million. Nearly two-thirds of this decrease was attributable to the decrease in revenue from the Company’s patient management services primarily due to a decrease in the patient management referrals received by the Company. The decrease was primarily the result of a continued softness in the national labor market, especially the manufacturing sector of the economy. The Company was negatively impacted by a reduction in the overall claims volume due to employers implementing workplace safety programs. Employers were also more aggressive in seeking early intervention services which the Company and the Company’s competitors offer, decreasing the length of a claim and decreasing the need for on-site case management services. The rest of the decrease in revenues was attributable to a decrease in demand for the Company’s network solution services, primarily demand for the IME (independent medical examination) and MRI services.

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

Change in Cost of Revenue

Fiscal 2007 Compared to Fiscal 2006

The Company’s cost of revenues decreased from $221 million in fiscal 2006 to $209 million in fiscal 2007, a decrease of 5.6% or $12.3 million. The decrease in cost of revenues was primarily attributable to the decrease in the labor intensive business associated with the patient management revenue noted above. The Company reduced its field employee headcount as revenue decreased. The number of the Company’s case managers decreased from just over 814 at March 31, 2006 to approximately 749 at March 31, 2007. Consequently, approximately one half of the decrease in cost of revenues is attributable to a decrease in direct labor costs. The Company has been working to reduce direct labor costs in response to the reduction in demand for the Company’s services resulting from the national decline in workplace injuries.

The largest factor contributing to the decrease in the cost of revenues was a decrease in professional salaries by $5.9 million, from $64.1 million in the fiscal 2006 to $58.2 million in fiscal 2007. This decrease was primarily attributable to a decrease in the number of case managers noted above. Additionally, the provider costs for the Company’s CareIQ services decreased as the volume of activity decreased. The Company improved its operating productivity primarily in the network solutions lines of business due to enhancements in the Company’s bill review software. The potential increase in costs to attract and retain qualified employees as noted in the risk factors may cause a material increase in labor costs in the future.

Fiscal 2006 Compared to Fiscal 2005

The Company’s cost of revenues decreased from $246 million in fiscal 2005 to $221 million in fiscal 2006, a decrease of 10.2% or $25 million. The decrease in cost of revenues was primarily attributable to the decrease in revenues noted above. The Company reduced its field employee headcount as revenue decreased. Approximately one quarter of the decrease was attributable to a decrease in direct labor costs of $6.3 million. The Company has worked to reduce direct labor costs in response to the reduction in demand for the Company’s services resulting from the soft national labor market. The Company also experienced lower direct costs for MRI, IME and prescription drug patient management services of $2.7 million, $2.8 million and $1.3 million, respectively, in fiscal 2006. The decreases in these costs are directly attributable to related decreases in these respective services.

The largest components of the field indirect costs and changes from fiscal 2005 to fiscal 2006 were: manager salaries, which experienced a decrease of $1.5 million; and clerical salaries, which decreased by $2.5 million. The Company has been working to decrease indirect labor costs in response to the reduction in demand for the Company’s services and corresponding decrease in direct labor, but there can be no assurance that the Company will be successful in doing so.

General and Administrative Costs

During fiscal 2005, 2006 and 2007, approximately 62%, 59%, and 62%, respectively, of general and administrative costs consisted of corporate systems costs, which include the corporate systems support, implementation and training, rules engine development, national information technology (IT) strategy and planning, depreciation of the hardware costs in the Company’s corporate offices and backup data center, the Company’s national wide area network, and other systems related costs. The Company includes all IT related costs managed by the corporate office in general and administrative whereas the field IT related costs are included in the cost of revenue. The remaining general and administrative costs consist of national marketing, national sales support, corporate legal, corporate insurance, human resources, accounting, product management, new business development, and other general corporate expenses.

Change in General and Administrative Costs

Fiscal 2007 Compared to Fiscal 2006

General and administrative expense increased $5.8 million from $29.6 million in fiscal 2006 to $35.4 million in fiscal 2007. General and administrative expense increased as a percentage of revenue by 1.8% from 11.1% of revenue in fiscal 2006 to 12.9% of revenue in fiscal 2007. The Company’s systems expenses increased $4.1 million, or 24.1%, from fiscal 2006 to fiscal 2007. The increase was primarily related to increased expenditures in national IT infrastructure, planning, development, and programming costs. Given the importance the Company places on its proprietary software, it is possible that these costs may continue to increase. In addition, auditing and consulting fees attributable to the requirements of the Sarbanes-Oxley Act of 2002 increased by $1.5 million. This increase was partially offset by a decrease of $0.5 million in the Company’s legal costs.

The increase in cost due to the development and maintenance of software products and the implementation and incorporation of new technologies to remain competitive could have a material impact on the Company in the future. Likewise, the Company’s exposure to litigation, successful lawsuits and increasing costs of insurance could have material effects as well.

Fiscal 2006 Compared to Fiscal 2005

General and administrative expense increased $1.5 million from $28.1 million in fiscal 2005 to $29.6 million in fiscal 2006. General and administrative expense increased as a percentage of revenue by 1.4% from 9.7% of revenue in fiscal 2005 to 11.1% of revenue in fiscal 2006. The increase was primarily related to increased expenditures in auditing and consulting fees attributable to the requirements of the Sarbanes-Oxley Act of 2002. The Company’s accounting and legal costs increased by $1.7 million. This increase was partially offset by a decrease of $0.6 million in the Company’s marketing costs. System costs, included in general and administrative costs, fell as a percentage of general and administrative costs even though their expense, in absolute dollars, remained similar to fiscal year 2005.

Income Tax Provision

The Company’s income tax expense for fiscal 2005, 2006, and 2007 was $6 million, $6 million, and $12 million respectively. The Company’s income tax expense in fiscal 2007 increased primarily due to the increase in income before income taxes during fiscal 2007. The effective income tax rates for fiscal 2005, 2006, and 2007 were 38%, 38%, and 39% respectively. These rates differed from the statutory federal tax rate of 35.0% primarily due to state income taxes and certain non-deductible expenses.

Liquidity and Capital Resources

The Company has historically funded its operations and capital expenditures primarily from cash flow from operations, and to a lesser extent, stock option exercises. The Company’s net accounts receivables have historically averaged below 60 days of average sales. Property, net of accumulated depreciation, has averaged approximately 10% or less of annual revenue. These historical ratios of investments in assets used in the business has allowed the Company to generate sufficient cash flow to repurchase $154 million of its common stock during the past ten fiscal years, without incurring debt, on cumulative net earnings of $158 million.

The Company believes that cash from operations, existing working capital, and funds from the exercise of stock options granted to employees are adequate to fund existing obligations, repurchase shares of the Company’s common stock, introduce new services and continue to develop healthcare-related businesses. The Company regularly evaluates cash requirements for current operations and commitments, and for capital acquisitions and other strategic transactions. The Company may elect to raise additional funds for these purposes, either through debt or additional equity financings, the sale of investment securities or otherwise, as appropriate. There can be no assurance, however, that such additional funds would be available in the amounts, at the times and on terms favorable to the Company, or at all.

Net working capital was $35 million at both March 31, 2006 and March 31, 2007. There were nominal increases in cash and accounts receivable offset by an increase in accrued liabilities.

As of March 31, 2007, the Company had $15 million in cash and cash equivalents, invested primarily in short-term, highly liquid investments with maturities of 90 days or less.

In April 2003, the Company entered into a credit agreement with a financial institution to provide borrowing capacity of up to $5 million. In March 2005, the Company’s Board of Directors authorized an increase in the credit agreement by $5 million, to $10 million. This agreement expired in September 2005 and the Company expects to renew this line of credit in June 2007. Borrowings under the expired agreement bore interest, at the Company’s option, at a fluctuating LIBOR-based rate plus 1.25% or at the financial institution’s prime lending rate.

On June 1, 2007 (the “Closing Date”), CorVel Enterprise Comp, Inc., a wholly-owned subsidiary of CorVel Corporation (the “Company”), acquired all the issued and outstanding shares of capital stock of The Schaffer Companies, Ltd., a third party administrator headquartered in Maryland (“Schaffer”), for an initial cash payment of $12 million to the Schaffer shareholders, pursuant to a Stock Purchase Agreement entered into as of May 31, 2007 by and among CorVel Enterprise Comp, Inc., Schaffer and the Schaffer shareholders (the “Acquisition”). The Schaffer shareholders also have the potential to receive an aggregate of up to an additional $3 million in a cash earnout based upon the revenue collected by Schaffer’s business during the one-year period after the Closing Date, which earnout may be prepaid by the Company at its election at any time and is also subject to forteiture if any individual Schaffer shareholder violates the terms of the non-competition agreements executed by each of the Schaffer shareholders as of the Closing Date.

The acquisition is expected to allow the Company to expand its service capabilities as a third party administrator and provide claims processing services along with patient management services and network solutions services.

Management believes that the cash balance at March 31, 2007 along with anticipated internally generated funds will be sufficient to meet the Company’s expected cash requirements for at least the next twelve months.

Operating Cash Flows

Fiscal 2007 Compared to Fiscal 2006

Net cash provided by operating activities increased from $29 million in fiscal 2006 to $30 million in fiscal 2007. The increase in cash provided by operations was primarily due to an increase in net income from $10 million in fiscal 2007 to $19 million in fiscal 2006. This increase is due to the increase in revenue and decrease in cost of revenue as described above.

Fiscal 2006 Compared to Fiscal 2005

Net cash provided by operating activities increased from $26 million in fiscal 2005 to $29 million in fiscal 2006. The increase in cash provided by operations was primarily due to the decrease in net accounts receivable from $46 million at March 31, 2005 to $40 million at March 31, 2006. This decrease in accounts receivable is primarily due to the decrease in revenues from $291 million in fiscal 2005 to $267 million in fiscal 2006. Additionally, the decrease in net accounts receivable is due to the decrease in net days sales outstanding from 57 days at March 31, 2005 to 51 days at March 31, 2006.

Investing Activities

Fiscal 2007 Compared to Fiscal 2006

Net cash flow used in investing activities increased from $8 million in fiscal 2006 to $21 million in fiscal 2007. This increase in investing activity is primarily due to a disbursement of $12 million for the acquisition of certain assets and liabilities of Hazelrigg Risk Management Services in January 2007 as noted above. The Company expects future expenditures for property and equipment to increase if revenues increase. As noted above, in June 2007, the Company spent $12 million to acquire the stock of The Schaffer Companies.

Fiscal 2006 Compared to Fiscal 2005

Net cash flow used in investing activities decreased from $12 million in fiscal 2005 to $8 million in fiscal 2006. This decrease in investing activity is primarily due to the reduction in the volume of business and the investment in the prior years. The Company expects future expenditures for property and equipment to increase if revenues increase.

Financing Activities

Fiscal 2007 Compared to Fiscal 2006

Net cash flow used in financing activities decreased from $16 million in fiscal 2006 to $9 million in fiscal 2007. The decrease in cash flow used in financing activities was primarily due to cash proceeds from the Company’s stock option and employee stock purchase plan increasing from $3 million in fiscal 2006 to $10 million in fiscal 2007. This increase was offset by the repurchase of shares of the Company’s common stock. In fiscal 2006, the Company repurchased $19 million of common stock (1,253,008 shares, at an average price of $14.94 per share). In fiscal 2007, the Company repurchased $22 million of common stock (708,666 shares, at an average price of $30.88 per share).

If the Company continues to generate cash flow from operating activities, the Company may continue to repurchase shares of its common stock on the open market, if authorized by the Company’s Board of Directors, or seek to identify other businesses to acquire. In June 2006, the Board of Directors increased the number of shares authorized to be repurchased over the life of the repurchase program by an additional 1,500,000 shares to 12,150,000 shares, as adjusted for three-for-two stock split in the form of a 50% stock dividend distributed on December 8, 2006 to shareholders of record on November 20, 2006. The Company has historically used cash provided by operating activities and from the exercise of stock options to repurchase stock. The Company may use some of the $15 million of cash on the balance sheet at March 31, 2007 to repurchase additional shares of stock.

Fiscal 2006 Compared to Fiscal 2005

Net cash flow used in financing activities increased from $14 million in fiscal 2005 to $16 million in fiscal 2006. The increase in cash flow used in financing activities was primarily due to the increased amount spent to repurchase shares of the Company’s common stock. In fiscal 2005, the Company repurchased $17 million of common Stock (1,037,580 shares, at an average price of $16.58 per share). In fiscal 2006, the Company repurchased $19 million of Common Stock (1,253,008 shares, at an average price of $14.94 per share). Cash proceeds from the Company’s stock option and employee stock purchase plan were $3 million in both fiscal 2005 and fiscal 2006. If the Company continues to generate cash flow from operating activities, the Company may continue to repurchase shares of its common stock on the open market, if authorized by the Company’s Board of Directors, or seek to identify other businesses to acquire.

Contractual Obligations

The following table set forth our contractual obligations at March 31, 2007, which are future minimum lease payments due under non-cancelable operating leases:

		For the Fiscal Years Ended March 31:
	Total	2008	2009 — 2010	2011 — 2012	After 2012

Operating Leases	$33,649,000	$11,141,000	$14,911,000	$6,466,000	$1,131,000

Inflation.  The Company experiences pricing pressures in the form of competitive prices. The Company is also impacted by rising costs for certain inflation-sensitive operating expenses such as labor and employee benefits, and facility leases. However, the Company generally does not believe these impacts are material to its revenues or net income.

Off-Balance Sheet Arrangements

The Company is not a party to off-balance sheet arrangements as defined by the Securities and Exchange Commission. However, from time to time the Company enters into certain types of contracts that contingently require the Company to indemnify parties against third-party claims. The contracts primarily relate to: (i) certain contracts to perform services, under which the Company may provide customary indemnification to the purchases of such services; (ii) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises; and (iii) certain agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their relationship with the

Company. Additionally, the Company, as noted above, may pay an additional $2.5 million on the purchase of Hazelrigg and an additional $3.0 million on the purchase of Schaffer contingent upon certain performance criteria being met.

The terms of such obligations vary by contract and in most instances a specific or maximum dollar amount is not explicitly stated therein. Generally, amounts under these contracts cannot be reasonably estimated until a specific claim is asserted. Consequently, no liabilities have been recorded for these obligations on the Company’s balance sheets for any of the periods presented.

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

We have identified the following accounting policies as critical to us: 1) revenue recognition, 2) cost of revenues, 3) allowance for uncollectible accounts, 4) goodwill and long-lived assets, 5) accrual for self-insured costs, 6) accounting for income taxes, and 7) share-based compensation.

Revenue Recognition:  The Company’s revenues are recognized primarily as services are rendered based on time and expenses incurred. A certain portion of the Company’s revenues are derived from fee schedule auditing which is based on the number of provider charges audited and, to a lesser extent, on a percentage of savings achieved for the Company’s customers. We generally recognize revenue when there is persuasive evidence of an arrangement, the services have been provided to the customer, the sales price is fixed or determinable, and collectability is reasonably assured. We reduce revenue for estimated contractual allowances and record any amounts invoiced to the customer in advance of service performance as deferred revenue.

Cost of revenues:  Cost of services consists primarily of the compensation and fringe benefits of field personnel, including managers, medical bill analysts, field case managers, telephonic case managers, systems support, administrative support and account managers and account executives and related facility costs including rent, telephone and office supplies. Historically, the costs associated with these additional personnel and facilities have been the most significant factor driving increases in the Company’s cost of services. Local managed and incurred IT costs are charged to cost of revenues whereas the costs incurred and managed at the corporate offices are charged to general and administrative expense.

Allowance for Uncollectible Accounts:  The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customers’ current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible.

We must make significant management judgments and estimates in determining contractual and bad debt allowances in any accounting period. One significant uncertainty inherent in our analysis is whether our past experience will be indicative of future periods. Although we consider future projections when estimating contractual and bad debt allowances, we ultimately make our decisions based on the best information available to us at that time. Adverse changes in general economic conditions or trends in reimbursement amounts for our services could affect our contractual and bad debt allowance estimates, collection of accounts receivable, cash flows, and results of operations.

There has been no material change in the net reserve balance during the past three fiscal years. No one customer accounted for 10% or more of accounts receivable at March 31, 2005, 2006, and 2007.

Goodwill and Long-Lived Assets:  Goodwill arising from business combinations represents the excess of the purchase price over the estimated fair value of the net assets of the acquired business. Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is tested annually for impairment or more frequently if circumstances indicate the potential for impairment. Also, management tests for impairment of its intangible assets and long-lived assets on an ongoing basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company’s impairment is conducted at a company-wide level. The measurement of fair value is based on an evaluation of future discounted cash flows and is further tested using a multiple of earnings approach. In projecting the Company’s cash flows, management considers industry growth rates and trends and cost structure changes. Based on its tests and reviews, no impairment of its goodwill, intangible assets or other long-lived assets existed at March 31, 2007. However, future events or changes in current circumstances could affect the recoverability of the carrying value of goodwill and long-lived assets. Should an asset be deemed impaired, an impairment loss would be recognized to the extent the carrying value of the asset exceeded its estimated fair market value.

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

Accounting for Income Taxes:  The Company provides for income taxes in accordance with provisions specified in SFAS No. 109, “Accounting for Income Taxes.” Accordingly, deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities. These differences will result in taxable or deductible amounts in the future, based on tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. In making an assessment regarding the probability of realizing a benefit from these deductible differences, management considers the Company’s current and past performance, the market environment in which the Company operates, tax planning strategies and the length of carry-forward periods for loss carry-forwards, if any. Valuation allowances are established when necessary to reduce deferred tax assets to amounts that are more likely than not to be realized. Further, the company provides for income tax issues not yet resolved with federal, state and local tax authorities.

Share-Based Compensation:  Effective April 1, 2006, the Company adopted the provisions of SFAS No. 123R, “Share-Based Payment,” which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No. 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Prior to April 1, 2006, the Company accounted for share-based compensation to employees in accordance with APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The company also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” The Company elected to employ the modified prospective transition method as provided by SFAS No. 123R and, accordingly, financial statement amounts for the prior periods presented have not been restated to reflect the fair value method of expensing share-based compensation.

For the year ended March 31, 2007, the Company recorded share-based compensation expense of $1,258,000. Share-based compensation expense recognized in fiscal 2007 is based on awards ultimately expected to vest; therefore, it has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information presented for periods prior to fiscal 2007, the Company accounted for forfeitures as they occurred.

For the fiscal year ended March 31, 2007, the Company’s adoption of SFAS No. 123R reduced the Company’s income before taxes by $1,258,000 and net income was reduced by $767,000. Basic and diluted earnings per share were each reduced by $0.05 for the year ended March 31, 2007. The adoption of SFAS No. 123R did not affect cash flow.

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s term, and the Company’s expected annual dividend yield. The Company’s management believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in fiscal 2007. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

The key input assumptions that were utilized in the valuation of the stock options granted during the fiscal year ended March 31, 2007 are summarized in the table below.

Expected option term(1)	4.8 to 5.0 years
Expected volatility(2)	38% to 40%
Risk-free interest rate(3)	4.6% to 4.9%
Expected annual dividend yield	0%

(1)	The expected option term is based on the Company’s historical experience.

(2)	Expected volatility represents a combination of historical stock price volatility and estimated future volatility.

(3)	The risk-free interest rate is based on the implied yield on five year United States Treasury bills on the date of grant.

Recently Issued Accounting Standards

In June 2006, the FASB issued Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes”. This standard creates a comprehensive model to address accounting for uncertainty in tax positions. FIN No. 48, clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized for financial statements. FIN No. 48 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN No. 48 will be effective for fiscal periods beginning after December 15, 2006. The Company adopted FIN No. 48 as of April 1, 2007. Management is currently evaluating the statement to determine what, if any, impact it will have on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and the interim periods within those years. The Company is currently analyzing the effects of adopting SFAS 157.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“SFAS 159”), which permits entities to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of fiscal years after November 15, 2007. The Company is currently evaluating the impact that SFAS 159 will have on its consolidated financial position, results of operations, and cash flows as of its adoption in fiscal 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
CorVel Corporation

We have audited the accompanying consolidated balance sheet of CorVel Corporation (the “Company”) as of March 31, 2007, and the related statements of income, stockholders’ equity, and cash flows for year then ended. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule for the year ended March 31, 2007. We also have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting, that the Company did not maintain effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

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

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

•	The Company did not maintain an effective control environment. Specifically, (i) the Company did not ensure that the Board of Directors’ committees evaluated its performance against the functions mandated by their associated charters, (ii) the lines of responsibilities within the Company’s accounting and reporting function do not support adequate control over financial reporting, (iii) the Company did not maintain sufficient anti-fraud controls, such as an effective independent whistleblower program, effective human resource procedures, such as background investigations and consistent performance reviews for key personnel, effective communication regarding performance expectations and ensuring adequate understanding and reinforcement of the code of conduct and (iv) the Company failed to maintain a sufficient complement of skilled personnel in the areas of accounting and financial reporting.

•	The Company did not maintain proper segregation of duties. Specifically, proper segregation of duties affecting expenditures, accounts payable, payroll and cash disbursements was not maintained. Our audit identified multiple instances where various employees were responsible for initiating, recording, and/or approving transactions, as well as custody of assets.

•	Effective controls over income tax accounting were not maintained by the Company. Specifically, controls were not designed and in place to ensure that: (i) calculations, assumptions, exposures, estimates, and disclosures were properly reviewed, (ii) temporary and permanent book to tax differences were properly identified, (iii) deferred tax assets were recoverable, (iv) all tax-related accounts, including the income tax provision rates and pre-tax income, were properly reconciled to the trial balance and tax returns, (v) all quarterly tax payments were accurately tracked and recorded, and (vi) accounting personnel possessed sufficient knowledge with respect to U.S. Generally Accepted Accounting Principles in this area.

•	The Company did not maintain enough skilled accounting resources supporting the financial close and reporting processes to ensure (i) changes and entry to spreadsheets utilized in the financial reporting process were properly reviewed, (ii) significant estimates and judgments were adequately supported, reviewed, approved and evaluated against actual experiences, (iii) effective and timely analysis and reconciliation of significant accounts, and (iv) a proper review of period close entries and procedures.

•	The Company did not maintain adequate controls to ensure the proper inclusion of out-of-period invoices with respect to goods and services received, and therefore, the completeness of accounts payable.

•	The Company did not maintain adequate controls to ensure that compensation expense associated with stock option grants was recognized in a manner consistent with the performance conditions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-based Payment.” Additionally, detective controls over certain inputs made into the Company’s stock option accounting software did not operate effectively.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the Company’s 2007 consolidated financial statements and does not affect our report on such financial statements.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2007, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related 2007 information in the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of March 31, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Furthermore, in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

As discussed in Note A to the consolidated financial statements, on April 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-based Payment.”

/s/  HASKELL & WHITE LLP

Irvine, California
June 14, 2007

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
CorVel Corporation

We have audited the accompanying consolidated balance sheet of CorVel Corporation (the Company) as of March 31, 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for of the years ended March 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CorVel Corporation as of March 31, 2006, and the consolidated results of its operations and its consolidated cash flows for the years ended March 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The accompanying Schedule II for the years ended March 31, 2006 and 2005 of CorVel Corporation is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

/s/  GRANT THORNTON LLP

Portland, Oregon
June 28, 2006

CORVEL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Years Ended March 31,
	2005	2006	2007

REVENUES	$291,000,000	$266,504,000	$274,581,000
Cost of revenues	246,341,000	221,060,000	208,746,000

Gross profit	44,659,000	45,444,000	65,835,000
General and administrative	28,144,000	29,590,000	35,383,000

Income before income tax provision	16,515,000	15,854,000	30,452,000
Income tax provision	6,358,000	6,101,000	11,876,000

NET INCOME	$10,157,000	$9,753,000	$18,576,000

Net income per share:
Basic	$0.65	$0.67	$1.32

Diluted	$0.64	$0.67	$1.30

Weighted average shares outstanding:
Basic	15,629,000	14,534,000	14,070,000
Diluted	15,780,000	14,592,000	14,268,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,
	2006	2007

ASSETS
Current Assets
Cash and cash equivalents	$14,206,000	$15,020,000
Accounts receivable (less allowance for doubtful accounts of $3,487,000 in 2006 and $3,510,000 in 2007)	39,521,000	41,027,000
Prepaid expenses and taxes	2,221,000	3,090,000
Deferred income taxes	4,521,000	5,150,000

Total current assets	60,469,000	64,287,000
Property and equipment, net	26,459,000	24,864,000
Goodwill	12,620,000	22,341,000
Other intangible assets	—	1,970,000
Non-current deferred income taxes and other assets	550,000	306,000

	$100,098,000	$113,768,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts and taxes payable	$13,712,000	$13,418,000
Accrued liabilities	12,160,000	15,851,000

Total current liabilities	25,872,000	29,269,000
Deferred income taxes	6,190,000	5,302,000
Commitments and Contingencies (Notes H, K,and L)
Stockholders’ Equity
Common stock, $.0001 par value: 30,000,000 shares authorized; 24,776,080 (14,125,350, net of Treasury shares) and 25,320,089 shares (13,960,693, net of the Treasury shares) issued and outstanding in 2006 and 2007, respectively	2,000	3,000
Paid-in capital	61,084,000	75,554,000
Treasury stock, at cost (10,650,730 shares in 2006 and 11,359,397 shares in 2007)	(132,205,000)	(154,091,000)
Retained earnings	139,155,000	157,731,000

Total stockholders’ equity	68,036,000	79,197,000

	$100,098,000	$113,768,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Fiscal Years Ended March 31, 2005, 2006, and 2007

							Total
	Common	Stock	Paid-in-	Treasury	Treasury	Retained	Shareholders’
	Shares	Amount	Capital	Shares	Stock	Earnings	Equity

Balance — March 31, 2004	24,244,656	$2,000	$54,008,000	(8,360,142)	$(96,281,000)	$119,245,000	$76,974,000
Stock issued under employee stock purchase plan	73,325	—	1,043,000	—	—	—	1,043,000
Stock issued under stock option plan, net of shares repurchased	189,517	—	1,746,000	—	—	—	1,746,000
Income tax benefits from stock option exercises	—	—	873,000	—	—	—	873,000
Purchase of treasury stock	—	—	—	(1,037,580)	(17,200,000)	—	(17,200,000)
Net income	—	—	—	—	—	10,157,000	10,157,000

Balance — March 31, 2005	24,507,498	2,000	57,670,000	(9,397,722)	(113,481,000)	129,402,000	73,593,000

Stock issued under employee stock purchase plan	52,647	—	658,000	—	—	—	658,000
Stock issued under stock option plan, net of shares repurchased	215,936	—	2,337,000	—	—	—	2,337,000
Income tax benefits from stock option exercises	—	—	419,000	—	—	—	419,000
Purchase of treasury stock	—	—	—	(1,253,008)	(18,724,000)	—	(18,724,000)
Net income	—	—	—	—	—	9,753,000	9,753,000

Balance — March 31, 2006	24,776,081	2,000	61,084,000	(10,650,730)	(132,205,000)	139,155,000	68,036,000

Stock split in the form of 50% stock dividend	—	1,000	(1,000)	—	—	—	—
Stock issued under employee stock purchase plan	14,896	—	371,000	—	—	—	371,000
Stock issued under stock option plan, net of shares repurchased	529,113	—	9,250,000	—	—	—	9,250,000
Income tax benefits from stock option exercises	—	—	3,592,000	—	—	—	3,592,000
Stock-based compensation expense	—	—	1,258,000	—	—	—	1,258,000
Purchase of treasury stock	—	—	—	(708,667)	(21,886,000)	—	(21,886,000)
Net income	—	—	—	—	—	18,576,000	18,576,000

Balance — March 31, 2007	25,320,090	$3,000	$75,554,000	(11,359,397)	$(154,091,000)	$157,731,000	$79,197,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended March 31,
	2005	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,157,000	$9,753,000	$18,576,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,085,000	10,940,000	10,122,000
Loss on write down or disposal of property or capitalized software	238,000	26,000	382,000
Stock-based compensation expense	—	—	1,258,000
Tax benefits from stock option exercises	873,000	419,000	—
Provision for doubtful accounts	2,355,000	3,713,000	2,639,000
Provision (benefit) for deferred income taxes	1,787,000	(1,474,000)	(1,517,000)
Changes in operating assets and liabilities:
Accounts receivable	(2,428,000)	2,377,000	(3,045,000)
Prepaid expenses and taxes	1,472,000	1,670,000	(869,000)
Other assets	76,000	(147,000)	397,000
Accounts and taxes payable	1,528,000	1,419,000	(294,000)
Accrued liabilities	(788,000)	48,000	2,343,000

Net cash provided by operating activities	26,355,000	28,744,000	29,992,000

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of business, net of cash acquired	(80,000)	—	(11,972,000)
Purchases of property and equipment	(11,560,000)	(7,754,000)	(8,533,000)

Net cash used in investing activities	(11,640,000)	(7,754,000)	(20,505,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from employee stock purchase plan	1,043,000	658,000	371,000
Proceeds from exercise of stock options	1,746,000	2,337,000	9,250,000
Tax benefits from stock option exercises	—	—	3,592,000
Purchase of treasury stock	(17,200,000)	(18,724,000)	(21,886,000)

Net cash used in financing activities	(14,411,000)	(15,729,000)	(8,673,000)

Net increase in cash and cash equivalents	304,000	5,261,000	814,000
Cash and cash equivalents at beginning of year	8,641,000	8,945,000	14,206,000

CASH AND CASH EQUIVALENTS AT END OF YEAR	$8,945,000	$14,206,000	$15,020,000

Non-cash items:
Income taxes paid	$2,711,000	$6,624,000	$9,736,000
Interest expense	$3,000	$1,000	—

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007

Note A —	Summary of Significant Accounting Policies

Organization:  CorVel Corporation (CorVel or the Company), incorporated in Delaware in 1987, provides services and programs nationwide that are designed to enable insurance carriers, third party administrators and employers with self-insured programs to administer, manage and control the cost of workers’ compensation and other healthcare benefits.

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

Cash and Cash Equivalents:  Cash and cash equivalents consist of short-term highly-liquid investments with maturities of 90 days or less when purchased.

Fair Value of Financial Instruments:  The carrying amounts of the Company’s financial instruments (i.e. cash, accounts receivable, accounts payable, etc.) approximate their fair values at March 31, 2006 and 2007.

Revenue Recognition:  The Company’s revenues are recognized primarily as services are rendered based on time and expenses incurred. A certain portion of the Company’s revenues are derived from fee schedule auditing which is based on the number of provider charges audited and on a percentage of savings achieved for the Company’s customers. We generally recognize revenue when there is persuasive evidence of an arrangement, the services have been provided to the customer, the sales price is fixed or determinable, and collectability is reasonably assured. We reduce revenue for estimated contractual allowances and record any amounts invoiced to the customer in advance of service performance as deferred revenue.

Accounts Receivable:  The majority of the Company’s accounts receivable is due from companies in the property and casualty insurance industries. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable, along with sales adjustments, to cost of revenues when they become uncollectible. Accounts receivable includes $2,883,000 and $3,020,000 of unbilled receivables at March 31, 2006 and 2007, respectively. Unbilled receivables represent the revenue for the work performed for which has not yet been invoiced to the customer. Unbilled receivables are generally invoiced within the following month. No one customer accounted for 10% or more of accounts receivable at March 31, 2006, and 2007.

Concentrations of Credit Risk:  The Company performs periodic credit evaluations of its customers’ financial condition and does not require collateral. No single customer accounted for more than 10% of accounts receivable in 2006 or 2007. Substantially all of the Company’s customers are payors of workers compensation expense and property and casualty insurance and are insurance companies, third party administrators, self-insured employers and government entities. Receivables are generally due within 30 days. Credit losses relating to customers in the workers’ compensation insurance industry consistently have been within management’s expectations. Virtually all of the Company’s cash is invested in financial institutions in amounts which exceed the FDIC insurance levels.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note A —	Summary of Significant Accounting Policies — (Continued)

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

The Company capitalized software development costs intended for internal use. The Company accounts for internally developed software costs in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Capitalized software development costs, intended for internal use, totaled $9,057,000 (net of $21,999,000 in accumulated amortization) and $6,897,000, (net of $25,570,000 in accumulated amortization) as of March 31, 2006 and 2007, respectively. These costs are included in computer software in property and equipment and are amortized over a period of five years.

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

Goodwill:  The Company accounts for its business combinations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” which requires that the purchase method of accounting be applied to all business combinations and addresses the criteria for initial recognition of intangible assets and goodwill. In accordance with SFAS No. 142, “Goodwill and Other Intangibles”, goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment annually, or more frequently if circumstances indicate the possibility of impairment. If the carrying value of goodwill or an intangible asset exceeds its fair value, an impairment loss shall be recognized. The Company’s goodwill impairment test is conducted company-wide and the fair value is compared to its carrying value. The measurement of fair value is based on an evaluation of future discounted cash flows and is further tested using a multiple of earnings approach. For all years presented, the Company’s tests indicated that no impairment existed and, accordingly, no loss has been recognized. Goodwill amounted to $12,620,000, (net of accumulated amortization of $2,069,000) at March 31, 2006 and $22,341,000, (net of accumulated amortization of $2,069,000) at March 31, 2007.

Cost of revenues:  Cost of services consists primarily of the compensation and fringe benefits of field personnel, including managers, medical bill analysts, field case managers, telephonic case managers, systems support, administrative support and account managers and account executives and related facility costs including rent, telephone and office supplies. Historically, the costs associated with these additional personnel and facilities have been the most significant factor driving increases in the Company’s cost of services.

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

Accounting for Income Taxes:  The Company provides for income taxes in accordance with provisions specified in SFAS No. 109, “Accounting for Income Taxes.” Accordingly, deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities. These differences will result in taxable or deductible amounts in the future, based on tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. The ultimate realization of deferred tax

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note A —	Summary of Significant Accounting Policies — (Continued)

assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. In making an assessment regarding the probability of realizing a benefit from these deductible differences, management considers the company’s current and past performance, the market environment in which the company operates, tax planning strategies and the length of carryforward periods for loss carryforwards, if any. Valuation allowances are established when necessary to reduce deferred tax assets to amounts that are more likely than not to be realized. Further, the company provides for income tax issues not yet resolved with federal, state and local tax authorities.

Share-Based Compensation:  Prior to fiscal 2007, the Company accounted for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company adopted the provisions of SFAS No. 123R, “Share-Based Payment” on April 1, 2006. The Company elected to employ the modified prospective transition method and, accordingly, financial statement amounts for prior periods presented have not been restated to reflect the fair value method of expensing share-based compensation.

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

The difference between the basic shares and the diluted shares for each of the three fiscal years ended March 31, 2005, 2006, and 2007 is as follows:

	Fiscal 2005	Fiscal 2006	Fiscal 2007

Basic weighted shares	15,629,000	14,534,000	14,070,000
Treasury stock impact of stock options	151,000	58,000	198,000

Diluted weighted shares	15,780,000	14,592,000	14,268,000

All share numbers shown above have been adjusted to reflect the three-for-two stock split in the form of a 50% stock dividend distributed on December 8, 2006 to shareholders on record on November 20, 2006. During fiscal year 2007, a weighted average of 501,000 options were excluded from the weighted shares calculation because the option prices were below the average fair market value of the stock during the year.

Stock Split in the form of a stock dividend:  In fiscal 2007, the Company declared a three-for-two stock split in the form of a 50% stock dividend distributed on December 8, 2006 to shareholders on record on November 20, 2006. All share and per share numbers in this Form 10-K has been adjusted to reflect this stock split. On December 8, 2006, the Company issued an additional 8,369,598 shares as a result of the stock split.

Recent Accounting Pronouncements:  In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes”. This standard creates a comprehensive model to address accounting for uncertainty in tax positions. FIN No. 48, clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized for financial statements. FIN No. 48 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN No. 48 will be effective for fiscal periods beginning after December 15, 2006. The Company adopted FIN No. 48 as of April 1, 2007. Management is currently evaluating the statement to determine what, if any, impact it will have on the Company’s consolidated financial statements for fiscal 2008.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note A —	Summary of Significant Accounting Policies — (Continued)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and the interim periods within those years. The Company is currently analyzing the effects of adopting SFAS 157.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (“SFAS 159”), which permits entities to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of fiscal years after November 15, 2007. The Company is currently evaluating the impact that SFAS 159 will have on its consolidated financial position, results of operations, and cash flows as of its adoption in fiscal 2008.

Note B —	Stock Options and Stock Based Compensation

Under the Company’s Restated Omnibus Incentive Plan (Formerly The Restated 1988 Executive Stock Option Plan) (“the Plan”) as in effect at March 31, 2007, options for up to 9,682,500 shares (adjusted for the three-for-two stock split in the form of a 50% stock dividend distributed on December 8, 2006 to shareholders of record on November 20, 2006) of the Company’s common stock may be granted to key employees, non-employee directors and consultants at excerise prices not less than 85% of the fair market value of the stock at the date of grant as determined by the Board. Options granted under the Plan may be either incentive stock options or non-statutory stock options and options granted generally vest 25% one year from date of grant and the remaining 75% vesting ratably each month for the next 36 months. The options granted to employees and the board of directors expire at the end of five years and ten years from the date of grant, respectively. Prior to fiscal year 2007, the Company had not granted any performance-based stock options under the Plan. In May 2006, however, the Company granted 149,000 options at fair market value at the date of grant, which will only vest if the Company attains certain earnings per share targets, as established by the Company’s Board of Directors, for calendar years 2008, 2009, and 2010. The Company’s current operating results are below the targets established by the Board of Directors. There is no guarantee that the Company will achieve these targets in order for the options to vest. The Company has historically issued new shares to satisfy option exercises as opposed to issuing shares from treasury stock.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note B —	Stock Options and Stock Based Compensation — (Continued)

All options granted in the three fiscal years ended March 31, 2005, 2006, 2007 were granted at fair market value and are non-statutory stock options. Summarized information for all stock options for the past three fiscal year follows:

	2005	2006	2007

Options outstanding — beginning of the year	1,491,712	1,454,831	1,269,723
Options granted	218,625	233,100	495,175
Options exercised	(198,684)	(228,654)	(543,614)
Options cancelled/forfeited	(56,822)	(189,554)	(200,143)

Options outstanding — end of year	1,454,831	1,269,723	1,021,141

During the year, weighted average exercised price of:
Options granted	$15.60	$13.65	$20.07
Options exercised	$9.87	$11.31	$18.31
Options forfeited	$21.25	$16.78	$18.53
At the end of the year
Price range of outstanding options	$5.67-$25.83	$6.81-$25.83	$6.81-$47.70
Weighted average exercise price per share	$16.86	$17.28	$17.84
Options available for future grants	949,301	892,254	1,347,023
Exercisable options	960,527	807,306	315,713

Effective April 1, 2006, the Company adopted the provisions of SFAS No. 123R, “Share-Based Payment,” which establishes accounting for share-based instruments exchanged for employee services. Under the provisions of SFAS No. 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Prior to April 1, 2006, the Company accounted for share-based compensation to employees in accordance with APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” The Company elected to employ the modified prospective transition method as provided by SFAS No. 123R and, accordingly, financial statement amounts for the prior periods presented have not been restated to reflect the fair value method of expensing share-based compensation.

For the year ended March 31, 2007, the Company recorded share-based compensation expense of $1,258,000. The table below shows the amounts recognized in the financial statements for the fiscal year ended March 31, 2007.

Fiscal 2007

Cost of revenue	$657,000
General and administrative	601,000

Total cost of stock-based compensation included in income before income tax	1,258,000
Amount of income tax benefit recognized	490,000

Amount charged to net income	$768,000

Effect on basic earnings per share	$.05

Effect on diluted earnings per share	$.05

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note B —	Stock Options and Stock Based Compensation — (Continued)

The stock compensation expense did not include the cost of the performance based options noted above as the Company is presently not achieving the targeted earnings per share performance. If the Company achieves the earnings per share targets in calendar years 2008, 2009, and 2010, the Company will recognize the related expense, based upon the fair values on the date of grant, during the period when it is determined that it is probable that the performance options will be earned.

The adoption of SFAS No. 123R did not affect cash flow.

Share-based compensation expense recognized in fiscal 2007 is based on awards ultimately expected to vest; therefore, it has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information presented for periods prior to fiscal 2007, the Company accounted for forfeitures as they occurred.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model with the assumptions included in the table below. The Company uses historical data among other factors to estimate the expected volatility, the expected option life, and the expected forfeiture rate. The risk-free rate is based on the interest rate paid on a U.S. Treasury issue with a term similar to the estimated life of the option. During fiscal 2007 based upon the historical experience of options cancellations, the Company used estimated forfeiture rates ranging from 6.3% to 8.9%. Forfeiture rates will be adjusted over the requisite service period when actual forfeitures differ, or are expected to differ, from the estimate.

The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for fiscal years ending March 31, 2005, 2006 and 2007:

	Fiscal 2005	Fiscal 2006	Fiscal 2007

Expected volatility	38%	38%	38% to 40%
Risk free interest rate	3.4%	4.0%	4.6% to 4.9%
Dividend yield	0.0%	0.0%	0.0%
Weighted average option life	4.7 years	4.7 years	4.8 — 5.0 years

For purposes of pro forma disclosures under SFAS 123 for the fiscal year ended March 31, 2007, the estimated fair of share-based awards was assumed to be amortized to expense over the vesting period of the award. There is no pro forma presentation for the fiscal year ended March 31, 2007, as the Company adopted SFAS 123R as of April 1, 2006, as discussed above. The following table illustrates the effect on net income had the Company applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”) for the fiscal years ended March 31, 2005 and March 31, 2006:

	Fiscal 2005	Fiscal 2006

Net income as reported	$10,157,000	$9,753,000
Add back: Stock based compensation costs charged to expense	—	—
Deduct: Stock based employee compensation cost, net of taxes	(1,022,000)	(764,000)

Pro forma net income	$9,135,000	$8,989,000

Earnings per share — basic
As reported	$0.65	$0.67
Pro forma	$0.58	$0.62
Earnings per share — diluted
As reported	$0.64	$0.67
Pro forma	$0.58	$0.62

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note B —	Stock Options and Stock Based Compensation — (Continued)

The following table summarizes the status of stock options outstanding and exercisable at March 31, 2007:

		Weighted	Outstanding	Exercisable	Exercisable
		Average	Options —	Options —	Options —
	Number of	Remaining	Weighted	Number of	Weighted
Range of	Outstanding	Contractual	Average	Exercisable	Average
Exercise Prices	Options	Life	Exercise Price	Options	Exercise Price

$6.81 to $14.76	282,822	3.27	$12.58	102,368	$11.31
$15.55 to $15.79	307,141	4.37	15.75	21,793	15.73
$16.67 to $23.55	295,896	3.64	19.57	172,430	20.39
$25.83 to $47.70	135,282	4.07	29.84	19,122	25.83

Total	1,021,141	3.81	$17.84	315,713	$17.45

A summary of the status for all outstanding options at March 31, 2006 and March 31, 2007, and changes during the fiscal year then ended is presented in the table below:

		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic
		Exercise	Remaining	Value as of
	Number of	Price per	Contractual	March 31,
	Options	Share	Life (Years)	2007

Options outstanding, beginning	1,269,723	$17.28
Granted	495,175	20.07
Exercised	(543,614)	18.31
Cancelled — forfeited	(52,107)	23.79
Cancelled — expired	(148,036)	16.71

Options outstanding, ending	1,021,141	$17.84	3.81	$12,770,931

Options vested and expected to vest	912,543	$17.87	3.75	$11,391,039

Ending exercisable	315,713	$17.45	2.75	$4,040,040

The weighed average recognition period is 3.05 years. The weighted average valuation of options granted during fiscal 2005, 2006, and 2007 was $4.99, $4.40, and $8.38, respectively. The total intrinsic value of options exercised during fiscal year 2007 was $7,565,000. At March 31, 2007 compensation costs related to unvested options not yet recognized was $4,707,000.

The Company recognized $9,250,000 of cash receipts and $2,950,000 of tax benefits from the exercise of stock options from fiscal 2007. Unvested options at March 31, 2006 were 462,417. Vested options at March 31, 2006 were 807,306. 495,175 options were granted during fiscal 2007. Vested options at March 31, 2007 were 315,713. Unvested options at March 31, 2007 were 705,428.

Prior to the adoption of SFAS 123R, the Company presented the tax benefit of all tax deductions resulting for the exercise of stock options and restricted stock awards as operating activities in the Consolidated Statements of Cash Flows. SFAS 123R requires the benefits of tax deductions in excess of grant-date fair value be reported as a financing activity, rather than an operating activity.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note C —	Property and Equipment

Property and equipment consists of the following at March 31, 2006 and 2007:

	2006	2007

Office equipment and computers	$44,466,000	$42,641,000
Computer software	37,565,000	39,997,000
Leasehold improvements	3,832,000	4,034,000

	85,863,000	86,672,000
Less: accumulated depreciation and amortization	(59,404,000)	(61,808,000)

	$26,459,000	$24,864,000

Note D —	Accrued Liabilities

Accrued liabilities consist of the following at March 31, 2006 and 2007:

	2006	2007

Payroll taxes and related benefits	$6,859,000	$9,088,000
Self-insurance accruals	3,644,000	3,620,000
Other	1,657,000	3,143,000

	$12,160,000	$15,851,000

Note E —	Income Taxes

The income tax provision consists of the following for the three years ended March 31, 2005, 2006 and 2007:

	2005	2006	2007

Current — Federal	$4,155,000	$6,822,000	$12,260,000
Current — State	416,000	753,000	1,133,000

Subtotal	4,571,000	7,575,000	13,393,000

Deferred — Federal	1,624,000	(1,340,000)	(1,379,000)
Deferred — State	163,000	(134,000)	(138,000)

Subtotal	1,787,000	(1,474,000)	(1,517,000)

	$6,358,000	$6,101,000	$11,876,000

The following is a reconciliation of the income tax provision from the statutory federal income tax rate to the effective rate for the three years ended March 31, 2005, 2006 and 2007:

	2005	2006	2007

Income taxes at federal statutory rate (35)%	$5,780,000	$5,549,000	$10,659,000
State income taxes, net of federal benefit	662,000	552,000	646,000
Other	(84,000)	—	571,000

	$6,358,000	$6,101,000	$11,876,000

Income taxes paid totaled $2,711,000, $6,624,000 and $9,736,000 for the years ended March 31, 2005, 2006, and 2007, respectively.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes at March 31, 2006 and 2007 are:

	2006	2007

Deferred income tax assets:
Accrued liabilities not currently deductible	$2,995,000	$3,470,000
Allowance for doubtful accounts	1,343,000	1,369,000
Other	183,000	311,000

Deferred assets	4,521,000	5,150,000

Deferred income tax liabilities
Excess of book over tax basis of fixed assets	(5,362,000)	(4,097,000)
Other	(828,000)	(1,205,000)

Deferred liabilities	(6,190,000)	(5,302,000)

Net deferred tax liability	$(1,669,000)	$(152,000)

Prepaid expenses and taxes include $1,162,000 and $954,000 at March 31, 2006 and March 31, 2007, respectively, for income taxes due in the first quarter of the succeeding fiscal year.

Note F —	Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (“ESPP”) which was amended by approval of the Company’s stockholders in September 2005 to allow employees of the Company and its subsidiaries to purchase shares of common stock on the last day of two six-month purchase periods (i.e. March 31 and September 30) at a purchase price which is 95% of the closing sale price of shares as quoted on NASDAQ on the last day of such purchase period. Prior to the purchase period beginning October 1, 2005, the purchase price was equal to 85% of the closing sale price of shares as quoted on NASDAQ on the first or last day of the purchase period, whichever was lower. In September 2005, the shareholders approved to amend the plan to the purchase price formula noted above. Employees are allowed to contribute up to 20% of their gross pay. A maximum of 1,425,000 shares has been authorized for issuance under the ESPP, as amended, as adjusted for the three-for-two stock split in the form of a 50% dividend distributed on December 8, 2006 to shareholders of record on November 20, 2006. As of March 31, 2007, 1,145,081 shares had been issued pursuant to the ESPP. Summarized ESPP information is as follows:

	2005	2006	2007

Employee contributions	$1,043,000	$658,000	$371,000
Shares acquired	73,325	52,647	14,896
Average purchase price	$14.22	$12.50	$24.91

In accordance with FASB Technical Bulletin 97-1, the fiar value of this stock purchase plan has been included in the pro forma disclosures contained in Note A, Stock Based Compensation Plans.

Note G —	Treasury Stock

During each of the three fiscal years in the period ended March 31, 2007, the Company continued to repurchase shares of its common stock under a plan originally approved by the Company’s Board of Directors in 1996. Including an expansion authorized in June 2006, the total number of shares authorized to be repurchased is 12,150,000 shares, as adjusted for the three-for-two stock split in the form of a 50% dividend distributed on December 8, 2006 to shareholders of record on November 20, 2006. Purchases may be made from time to time

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

depending on market conditions and other relevant factors. The share repurchases for fiscal years ended March 31, 2005, 2006 and 2007 and cumulative since inception of the authorization are as follows:

	2005	2006	2007	Cumulative

Shares repurchased	1,037,580	1,253,008	708,667	11,359,397
Cost	$17,200,000	$18,724,000	$21,886,000	$154,091,000
Average price	$16.58	$14.94	$30.88	$13.57

The repurchased shares were recorded as treasury stock, at cost, and are available for general corporate purposes. The repurchases were primarily financed from cash generated from operations and from the cash proceeds and income tax benefits from the exercise of stock options.

Note H —	Commitments and Contingencies

The Company leases office facilities under noncancelable operating leases. Some of these leases contain escalation clauses. Future minimum rental commitments under operating leases at March 31, 2007 are $11,141,000 in fiscal 2008, $8,790,000 in fiscal 2009, $6,121,000 in fiscal 2010, $4,054,000 in fiscal 2011, $2,412,000 in fiscal 2012, $1,131,000 thereafter, and $33,649,000 in the aggregate. Total rental expense of $12,379,000, $12,312,000 and $12,177,000 was charged to operations for the years ended March 31, 2005, 2006, and 2007, respectively. The cost of leasehold improvements are capitalized as incurred and amortized over the life of the lease.

The Company is involved in litigation arising in the normal course of business. Management believes that resolution of these matters will not result in any payment that, in the aggregate, would be material to the financial position or results of the operations of the Company.

Note I —	Retirement Savings Plan

The Company maintains a retirement savings plan for its employees, which is a qualified plan under Section 401(k) of the Internal Revenue Code. Full-time employees that meet certain requirements are eligible to participate in the plan. Employer contributions are made annually, primarily at the discretion of the Company’s Board of Directors. Contributions of $151,000 were charged to operations for the fiscal year ended March 31, 2007. There was no employer contribution for the fiscal years ended March 31, 2005 and March 31, 2006.

Note J —	Shareholder Rights Plan

During fiscal 1997, the Company’s Board of Directors approved the adoption of a Shareholder Rights Plan. The Shareholder Rights Plan provides for a dividend distribution to CorVel stockholders of one preferred stock purchase right for each outstanding share of CorVel’s common stock under certain circumstances. In April 2002, the Board of Directors of CorVel approved an amendment to the Company’s existing shareholder rights agreement to extend the expiration date of the rights to February 10, 2012, set the initial price of each right to $118, and enable Fidelity Management & Research Company and its affiliates to purchase up to 18% of the shares of common stock of the Company without triggering the stockholder rights. The limitations under the stockholder rights agreement remain in effect for all other stockholders of the Company. The rights are designed to assure that all shareholders receive fair and equal treatment in the event of any proposed takeover of the Company and to encourage a potential acquirer to negotiate with the Board of Directors prior to attempting a takeover. The rights have an exercise price of $118 per right, subject to subsequent adjustment. The rights trade with the Company’s common stock and will not be exercisable until the occurrence of certain takeover-related events.

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

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note K —	Acquisitions and Subsequent Event

In December 2006, the Company’s wholly owned subsidiary, CorVel Enterprise Comp Inc., entered into an Asset Purchase Agreement with Hazelrigg Risk Management Services, Inc., a California based provider of integrated medical management, claims processing and technology services for workers’ compensation clients, and its affiliated companies (“Hazelrigg”) to acquire certain assets and liabilities of Hazelrigg, for an initial cash payment of $12 million. The acquisition represented an expansion of CorVel’s Enterprise Comp service offering in the Southern California marketplace. The seller of Hazelrigg also has the potential to receive up to an additional $2.5 million in a cash earnout based upon the revenue collected by the Hazelrigg business during the one-year period after consummation of the acquisition, which earnout may be accelerated based upon the occurrence of certain post-acquisition events. The Company completed the acquisition on January 31, 2007 and paid the initial cash payment on that date. The results of the acquired business for the period from February 1, 2007 to March 31, 2007 are included with the Company’s results for the quarter and fiscal year ended March 31, 2007.

The following table summarizes the recorded value of the Hazelrigg assets acquired and liabilities assumed at the date of acquisition:

	Life	Amount

Accounts receivable, net		$1,100,000
Property and equipment, net		321,000
Covenant not to compete	5 years	250,000
Customer contracts	10 years	500,000
Customer relationships	10 years	500,000
Servicemark	15 years	250,000
TPA license	15 years	500,000
Goodwill		9,899,000

Subtotal		13,320,000
Less: Accounts payable and deferred income		1,348,000

Total		$11,972,000

The following supplemental unaudited pro forma information presents the combined operating results of the Company and the acquired business during fiscals 2006 and 2007, as if the acquisition had occurred at the beginning of each of the periods presented. The pro forma information is based on the historical financial statements of the Company and that of the acquired business. Amounts are not necessarily indicative of the results that may have been attained had the combinations been in effect at the beginning of the periods presented or that may be achieved in the future.

	Fiscal 2006	Fiscal 2007

Pro forma revenue	$281,768,000	$287,955,000
Pro forma income before income taxes	$18,550,000	$31,389,000
Pro forma net income	$11,398,000	$19,148,000
Pro forma basic earnings per share	$0.78	$1.36
Pro forma diluted earnings per share	$0.78	$1.34

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In June 2007, the Company’s wholly owned subsidiary, CorVel Enterprise Comp Inc., acquired the 100% of the stock of the The Schaffer Companies Ltd., (“Schaffer”) for $12 million. Schaffer is a third party administrator headquartered in Maryland. The acquisition is expected to allow the Company to expand its service capabilities as a third party administrator and provide claims processing services along with patient management services and network solutions services to an increased customer base. The sellers of Schaffer have the potential to receive up to an additional $3 million in a cash earnout based upon the revenue collected by the Schaffer business during the one-year period after completion of the acquisition. The results of Schaffer will be included with the Company’s results for the quarter ended June 30, 2007. The Company has not completed the purchase price allocation but will do so prior to the quarter ending June 30, 2007.

Note L —	Line of Credit

In March 2005, the Company, upon authorization by its Board of Directors, entered into a credit agreement with a financial institution to provide borrowing capacity of up to $10 million. This agreement expired in September 2005. Management expects to renew the line of credit in June 2007. Borrowings under the expired agreement bore interest, at the Company’s option, at a fluctuating LIBOR-based rate plus 1.25% or at the financial institution’s prime lending rate. There were no borrowings under the line of credit at March 31, 2005 or during fiscal years ended March 31, 2006 or March 31, 2007.

Note M —	Quarterly Results (Unaudited)

The following is a summary of unaudited quarterly results of operations for the two years ended March 31, 2006 and 2007:

				Net Income	Net Income
				per Basic	per Diluted
		Gross	Net	Common	Common
	Revenues	Profit	Income	Share	Share

Fiscal Year Ended March 31, 2006:
First Quarter	$70,667,000	$12,004,000	$2,810,000	$.19	$.19
Second Quarter	66,343,000	10,873,000	2,211,000	.15	.15
Third Quarter	63,073,000	10,048,000	1,665,000	.11	.11
Fourth Quarter	66,421,000	12,519,000	3,067,000	.22	.22
Fiscal Year Ended March 31, 2007:
First Quarter	$69,762,000	$16,327,000	$4,640,000	$.33	$.33
Second Quarter	67,329,000	16,396,000	4,823,000	.34	.34
Third Quarter	66,580,000	15,532,000	3,825,000	.27	.27
Fourth Quarter	70,910,000	17,580,000	5,288,000	.38	.37

Note N —	Segment Reporting

The Company derives the majority of its revenues from providing patient management and network solutions services to payors of workers’ compensation benefits, automobile insurance claims and health insurance benefits. Patient management services include utilization review, medical case management, and vocational rehabilitation. Network solutions revenues include fee schedule auditing, hospital bill auditing, independent medical examinations, diagnostic imaging review services and preferred provider referral services. In the prior fiscal years, the Company included the revenue from utilization review with network solutions revenues. The revenue mix percentages shown below have been adjusted to include utilization review with the patient management services revenue. The percentages of revenues attributable to patient management and network solutions services for the fiscal years ended March 31, 2005, 2006, and 2007 are listed below.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal	Fiscal	Fiscal
	2005	2006	2007

Patient management services	44.4%	42.7%	39.1%
Network solutions services	55.6%	57.3%	60.9%

	100.0%	100.0%	100.0%

Under SFAS 131, two or more operating segments may be aggregated into a single operating segment for financial reporting purposes if aggregation is consistent with the objective and basic principles of SFAS 131, if the segments have similar economic characteristics, and if the segments are similar in each of the following areas: 1) the nature of products and services; 2) the nature of the production processes; 3) the type or class of customer for their products and services; and 4) the methods used to distribute their products or provide their services. Each of the Company’s regions meet these criteria as they provide the similar services to similar customers using similar methods of productions and similar methods to distribute their services. All of the Company’s regions perform both patient management and network solutions services.

Because the Company meets each of the criteria set forth above and each of our regions have similar economic characteristics, the Company aggregates its results of operations in one reportable operating segment.

Note O —	Other Intangible Assets

Other intangible assets consist of the following at March 31, 2007:

			Fiscal 2007
			Amortization
			Expense and	Cost, Net of
			Accumulated	Accumulated
			Amortization at	Amortization
			March 31,	at March 31,
Item	Life	Cost	2007	2007

Covenant not to compete	5 years	$250,000	$7,000	$243,000
Customer contracts	10 years	500,000	7,000	493,000
Customer relationships	10 years	500,000	7,000	493,000
Servicemark	15 years	250,000	3,000	247,000
TPA license	15 years	500,000	6,000	494,000

Total		$2,000,000	$30,000	$1,970,000

EXHIBIT INDEX

Exhibit
No.		Title — Method of Filing	Page

2	.1†	Asset Purchase Agreement dated December 15, 2006 by and among the Company’s subsidiary, CorVel Enterprise Comp, Inc., and Hazelrigg Risk Management Services, Inc., Comp Care, Inc., Medical Auditing Services, Inc., and Arlene Hazelrigg. — Incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K filed on February 6, 2007.
2	.2†	Stock Purchase Agreement dated May 31, 2007 by and among the Company’s subsidiary, CorVel Enterprise Comp, Inc., The Schaffer Companies, Ltd., and Dawn Colwell, Christopher Schaffer, John Colwell and Kelly Ribeiro de Sa. — Incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K filed on June 6, 2007.
3.1		Amended and Restated Certificate of Incorporation of the Company — Incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 filed on November 14, 2002.
3.2		Amended and Restated Bylaws of the Company — Incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 filed on August 14, 2006.
10	.1*	Nonqualified Stock Option Agreement between V. Gordon Clemons, the Company and North Star together with all amendments and addendums thereto — Incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 Registration No. 33-40629 initially filed on May 16, 1991.
10	.2*	Supplementary Agreement between V. Gordon Clemons, the Company and North Star — Incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 Registration No. 33-40629 initially filed on May 16, 1991.
10	.3*	Amendment to Supplementary Agreement between Mr. Clemons, the Company and North Star — Incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1992 filed on June 29, 1992.
10	.4*	Restated Omnibus Incentive Plan (Formerly The Restated 1988 Executive Stock Option Plan) — Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 9, 2006.
10	.5*	Forms of Notice of Grant of Stock Option, Stock Option Agreement and Notice of Exercise Under the Restated Omnibus Incentive Plan (Formerly The Restated 1988 Executive Stock Option) — Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 filed on November 9, 2006, Exhibits 10.7, 10.8 and 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994 filed on June 29, 1994, Exhibits 99.2, 99.3, 99.4, 99.5, 99.6, 99.7 and 99.8 to the Company’s Registration Statement on Form S-8 (File No. 333-94440) filed on July 10, 1995, and Exhibits 99.3 and 99.5 to the Company’s Registration Statement on Form S-8 (File No. 333-58455) filed on July 2, 1998.
10	.6*	Employment Agreement of V. Gordon Clemons — Incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 Registration No. 33-40629 initially filed on May 16, 1991.
10	.7*	Restated 1991 Employee Stock Purchase Plan, as amended — Incorporated herein by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-128739) filed on September 30, 2005.
10.8		Fidelity Master Plan for Savings and Investment, and amendments — Incorporated herein by reference to Exhibits 10.16 and 10.16A to the Company’s Registration Statement on Form S-1 Registration No. 33-40629 initially filed on May 16, 1991.
10.9		Preferred Shares Rights Agreement, dated as of February 11, 1997, by and between Corvel Corporation and U.S. Stock Transfer Corporation, including the Certificate of Determination, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively (Shareholder Rights Plan) — Incorporated herein by reference to Exhibit 99.1 in the Company’s Form 8-K filed on February 28, 1997.

Exhibit
No.		Title — Method of Filing	Page

10.1		Amended and Restated Preferred Shares Rights Agreement, dated as of April 11, 2002, by and between CorVel Corporation and U.S. Stock Transfer Corporation, including the Certificate of Determination, the Certificate of Amendment of the Certificate of Determination, the form of Rights Certificate (as amended) and the Summary of Rights (as amended) attached thereto as Exhibits A-1, A-2, B and C, respectively (Amended Shareholder Rights Plan) — Incorporated herein by reference to Exhibit 99.1 in the Company’s Form 8-K filed on May 24, 2002.
10	.11*	Employment Agreement effective May 26, 2006 by and between CorVel Corporation and Dan Starck — Incorporated herein by reference to Exhibit 10.1 in the Company’s Form 8-K filed on May 30, 2006.
10	.12*	Stock Option Agreement and Acceleration Addendum dated May 26, 2006 by and between CorVel Corporation and Dan Starck, providing for time vesting — Incorporated herein by reference to Exhibit 10.2 in the Company’s Form 8-K filed on May 30, 2006.
10	.13*†	Stock Option Agreement and Acceleration Addendum dated May 26, 2006 by and between CorVel Corporation and Dan Starck, providing for performance vesting. — Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 30, 2006.
10	.14*†	Stock Option Agreement dated May 26, 2006 by and between CorVel Corporation and Scott McCloud, providing for performance vesting. — Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 2, 2006.
21.1		Subsidiaries of the Company — Filed herewith
23.1		Consent of Independent Registered Public Accounting Firm, Haskell & White LLP — Filed herewith.
23.2		Consent of Independent Registered Public Accounting Firm, Grant Thornton LLP — Filed herewith.
31.1		Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. — Filed herewith.
31.2		Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. — Filed herewith.
32.1		Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. — Furnished herewith.
32.2		Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. — Furnished herewith.

* — Denotes management contract or compensatory plan or arrangement.

† —	Confidential treatment was requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. In accordance with Rule 24b-2, these confidential portions were omitted from this exhibit and filed separately with the Securities and Exchange Commission.