Form 10-K/A
period 2007-03-31
CORVEL CORP
filed 2007-07-06
CIK 874866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)

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

PART IV
Item 15. Exhibits and Financial Statement Schedules.
SIGNATURES
EXHIBIT 10.15
EXHIBIT 23.1
EXHIBIT 23.2
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

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

EXPLANATORY NOTE
     CorVel Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended March 31, 2007, as originally filed with the Securities and Exchange Commission on June 14, 2007 (the “Original Form 10-K”), solely to revise the exhibit list and no other information contained in Item 15 of Part IV of the Original Form 10-K and the Exhibit Index, to revise Exhibits Nos. 23.1 and 23.2 and to file certain other documents indicated on such exhibit list.
     In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, this Amendment No. 1 includes currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.
     This Amendment No. 1 speaks only as of the original filing date of the Original Form 10-K and reflects only the changes discussed above. This Amendment No. 1 does not reflect events occurring after the filing of the Original Form 10-K or modify or update those disclosures affected by subsequent events. Except for the changes to the exhibit list and certain of the exhibits, no other modifications, amendments, revisions or updates have been made to any other items, disclosures, information or financial statements contained in the Original Form 10-K.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
  (a)(1) Financial Statements:
     The Company’s financial statements appear in a separate section of this Annual Report on Form 10-K beginning on the pages referenced below:
  (2) Financial Statement Schedule:
     The Company’s consolidated financial statements, as listed under Item 15(a) (1), appear in a separate section of this Annual Report on Form 10-K beginning on page 48. The Company’s financial statement schedule is as follows:
Schedule II — Valuation and Qualifying Accounts

		Additions
	Balance at	Charged to
	Beginning of	Costs and		Balance at
	Year	Expenses	Deductions	End of Year
Allowance for doubtful accounts:
Year Ended March 31, 2007:	$3,487,000	$2,462,000	$(2,439,000)	$3,510,000
Year Ended March 31, 2006:	3,487,000	3,713,000	(3,713,000)	3,487,000
Year Ended March 31, 2005:	3,470,000	2,355,000	(2,338,000)	3,487,000

(3) Exhibits:
EXHIBITS

Exhibit
No.	Title	Method of Filing
2.1†	Asset Purchase Agreement dated December 15, 2006 by and among the Company’s subsidiary, CorVel Enterprise Comp, Inc., and Hazelrigg Risk Management Services, Inc., Comp Care, Inc., Medical Auditing Services, Inc., and Arlene Hazelrigg.	Incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K filed on February 6, 2007.

2.2†	Stock Purchase Agreement dated May 31, 2007 by and among the Company’s subsidiary, CorVel Enterprise Comp, Inc., The Schaffer Companies, Ltd., and Dawn Colwell, Christopher Schaffer, John Colwell and Kelly Ribeiro de Sa.	Incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K filed on June 6, 2007.

3.1	Amended and Restated Certificate of Incorporation of the Company	Incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 filed on November 14, 2002.

3.2	Amended and Restated Bylaws of the Company	Incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 filed on August 14, 2006.

10.1*	Nonqualified Stock Option Agreement between V. Gordon Clemons, the Company and North Star together with all amendments and addendums thereto	Incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 Registration No. 33-40629 initially filed on May 16, 1991.

10.2*	Supplementary Agreement between V. Gordon Clemons, the Company and North Star	Incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 Registration No. 33-40629 initially filed on May 16, 1991.

10.3*	Amendment to Supplementary Agreement between Mr. Clemons, the Company and North Star	Incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1992 filed on June 29, 1992.

10.4*	Restated Omnibus Incentive Plan (Formerly The Restated 1988 Executive Stock Option Plan)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 9, 2006.

10.5*	Forms of Notice of Grant of Stock Option, Stock Option Agreement and Notice of Exercise Under the Restated Omnibus Incentive Plan (Formerly The Restated 1988 Executive Stock Option)	Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 filed on November 9, 2006, Exhibits 10.7, 10.8 and 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994 filed on June 29, 1994, Exhibits 99.2, 99.3, 99.4, 99.5, 99.6, 99.7 and 99.8 to the Company’s Registration Statement on Form S-8 (File No. 333-94440) filed on July 10, 1995, and Exhibits 99.3 and 99.5 to the Company’s Registration Statement on Form S-8 (File No. 333-58455) filed on July 2, 1998.

10.6*	Employment Agreement of V. Gordon Clemons	Incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 Registration No. 33-40629 initially filed on May 16, 1991.

Exhibit
No.	Title	Method of Filing
10.7*	Restated 1991 Employee Stock Purchase Plan, as amended	Incorporated herein by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-128739) filed on September 30, 2005.

10.8	Fidelity Master Plan for Savings and Investment, and amendments	Incorporated herein by reference to Exhibits 10.16 and 10.16A to the Company’s Registration Statement on Form S-1 Registration No. 33-40629 initially filed on May 16, 1991.

10.9	Preferred Shares Rights Agreement, dated as of February 11, 1997, by and between Corvel Corporation and U.S. Stock Transfer Corporation, including the Certificate of Determination, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively (Shareholder Rights Plan)	Incorporated herein by reference to Exhibit 99.1 in the Company’s Form 8-K filed on February 28, 1997.

10.10	Amended and Restated Preferred Shares Rights Agreement, dated as of April 11, 2002, by and between CorVel Corporation and U.S. Stock Transfer Corporation, including the Certificate of Determination, the Certificate of Amendment of the Certificate of Determination, the form of Rights Certificate (as amended) and the Summary of Rights (as amended) attached thereto as Exhibits A-1, A-2, B and C, respectively (Amended Shareholder Rights Plan)	Incorporated herein by reference to Exhibit 99.1 in the Company’s Form 8-K filed on May 24, 2002.

10.11*	Employment Agreement effective May 26, 2006 by and between CorVel Corporation and Dan Starck	Incorporated herein by reference to Exhibit 10.1 in the Company’s Form 8-K filed on May 30, 2006.

10.12*	Stock Option Agreement and Acceleration Addendum dated May 26, 2006 by and between CorVel Corporation and Dan Starck, providing for time vesting	Incorporated herein by reference to Exhibit 10.2 in the Company’s Form 8-K filed on May 30, 2006.

10.13*†	Stock Option Agreement and Acceleration Addendum dated May 26, 2006 by and between CorVel Corporation and Dan Starck, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 30, 2006.

10.14*†	Stock Option Agreement dated May 26, 2006 by and between CorVel Corporation and Scott McCloud, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 2, 2006.

10.15*†	Stock Option Agreement dated May 26, 2006 by and between CorVel Corporation and Don McFarlane, providing for performance vesting.	Filed herewith.

21.1	Subsidiaries of the Company	Previously filed.

23.1	Consent of Independent Registered Public Accounting Firm, Haskell & White LLP	Filed herewith.

23.2	Consent of Independent Registered Public Accounting Firm, Grant Thornton LLP	Filed herewith.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

Exhibit
No.	Title	Method of Filing
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
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
V. Gordon Clemons
Chairman and Chief Executive Officer

Date: July 6, 2007
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on July 6, 2007.

Signature	Title

/s/ V. Gordon Clemons V. Gordon Clemons	Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ Scott R. McCloud Scott R. McCloud	Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Title	Method of Filing
2.1†	Asset Purchase Agreement dated December 15, 2006 by and among the Company’s subsidiary, CorVel Enterprise Comp, Inc., and Hazelrigg Risk Management Services, Inc., Comp Care, Inc., Medical Auditing Services, Inc., and Arlene Hazelrigg.	Incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K filed on February 6, 2007.

2.2†	Stock Purchase Agreement dated May 31, 2007 by and among the Company’s subsidiary, CorVel Enterprise Comp, Inc., The Schaffer Companies, Ltd., and Dawn Colwell, Christopher Schaffer, John Colwell and Kelly Ribeiro de Sa.	Incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K filed on June 6, 2007.

3.1	Amended and Restated Certificate of Incorporation of the Company	Incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 filed on November 14, 2002.

3.2	Amended and Restated Bylaws of the Company	Incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 filed on August 14, 2006.

10.1*	Nonqualified Stock Option Agreement between V. Gordon Clemons, the Company and North Star together with all amendments and addendums thereto	Incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 Registration No. 33-40629 initially filed on May 16, 1991.

10.2*	Supplementary Agreement between V. Gordon Clemons, the Company and North Star	Incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 Registration No. 33-40629 initially filed on May 16, 1991.

10.3*	Amendment to Supplementary Agreement between Mr. Clemons, the Company and North Star	Incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1992 filed on June 29, 1992.

10.4*	Restated Omnibus Incentive Plan (Formerly The Restated 1988 Executive Stock Option Plan)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 9, 2006.

10.5*	Forms of Notice of Grant of Stock Option, Stock Option Agreement and Notice of Exercise Under the Restated Omnibus Incentive Plan (Formerly The Restated 1988 Executive Stock Option)	Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 filed on November 9, 2006, Exhibits 10.7, 10.8 and 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994 filed on June 29, 1994, Exhibits 99.2, 99.3, 99.4, 99.5, 99.6, 99.7 and 99.8 to the Company’s Registration Statement on Form S-8 (File No. 333-94440) filed on July 10, 1995, and Exhibits 99.3 and 99.5 to the Company’s Registration Statement on Form S-8 (File No. 333-58455) filed on July 2, 1998.

10.6*	Employment Agreement of V. Gordon Clemons	Incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 Registration No. 33-40629 initially filed on May 16, 1991.

Exhibit
No.	Title	Method of Filing
10.7*	Restated 1991 Employee Stock Purchase Plan, as amended	Incorporated herein by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-128739) filed on September 30, 2005.

10.8	Fidelity Master Plan for Savings and Investment, and amendments	Incorporated herein by reference to Exhibits 10.16 and 10.16A to the Company’s Registration Statement on Form S-1 Registration No. 33-40629 initially filed on May 16, 1991.

10.9	Preferred Shares Rights Agreement, dated as of February 11, 1997, by and between Corvel Corporation and U.S. Stock Transfer Corporation, including the Certificate of Determination, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively (Shareholder Rights Plan)	Incorporated herein by reference to Exhibit 99.1 in the Company’s Form 8-K filed on February 28, 1997.

10.10	Amended and Restated Preferred Shares Rights Agreement, dated as of April 11, 2002, by and between CorVel Corporation and U.S. Stock Transfer Corporation, including the Certificate of Determination, the Certificate of Amendment of the Certificate of Determination, the form of Rights Certificate (as amended) and the Summary of Rights (as amended) attached thereto as Exhibits A-1, A-2, B and C, respectively (Amended Shareholder Rights Plan)	Incorporated herein by reference to Exhibit 99.1 in the Company’s Form 8-K filed on May 24, 2002.

10.11*	Employment Agreement effective May 26, 2006 by and between CorVel Corporation and Dan Starck	Incorporated herein by reference to Exhibit 10.1 in the Company’s Form 8-K filed on May 30, 2006.

10.12*	Stock Option Agreement and Acceleration Addendum dated May 26, 2006 by and between CorVel Corporation and Dan Starck, providing for time vesting	Incorporated herein by reference to Exhibit 10.2 in the Company’s Form 8-K filed on May 30, 2006.

10.13*†	Stock Option Agreement and Acceleration Addendum dated May 26, 2006 by and between CorVel Corporation and Dan Starck, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 30, 2006.

10.14*†	Stock Option Agreement dated May 26, 2006 by and between CorVel Corporation and Scott McCloud, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 2, 2006.

10.15*†	Stock Option Agreement dated May 26, 2006 by and between CorVel Corporation and Don McFarlane, providing for performance vesting.	Filed herewith.

21.1	Subsidiaries of the Company	Previously filed.

23.1	Consent of Independent Registered Public Accounting Firm, Haskell & White LLP	Filed herewith.

23.2	Consent of Independent Registered Public Accounting Firm, Grant Thornton LLP	Filed herewith.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

Exhibit
No.	Title	Method of Filing
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
* — Denotes management contract or compensatory plan or arrangement.
† — Confidential treatment was requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. In accordance with Rule 24b-2, these confidential portions were omitted from this exhibit and filed separately with the Securities and Exchange Commission.