Form 10-Q
period 2007-06-30
CORVEL CORP
filed 2007-08-09
CIK 874866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Registrant’s telephone number, including area code: (949) 851-1473
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.       Yes ☑       No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one)
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes ☐       No ☑
     The number of shares outstanding of the registrant’s Common Stock, $0.0001 Par Value, as of July 31, 2007 was 13,891,620.

CORVEL CORPORATION
FORM 10-Q

Part I — Financial Information
Item 1. Financial Statements
CORVEL CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31, 2007	June 30, 2007
		(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$15,020,000	$6,858,000
Accounts receivable, net	41,027,000	42,229,000
Prepaid taxes and expenses	3,090,000	3,103,000
Deferred income taxes	5,150,000	5,150,000

Total current assets	64,287,000	57,340,000

Property and equipment, net	24,864,000	26,241,000
Goodwill	22,341,000	33,146,000
Other Intangibles, Net	1,970,000	3,798,000
Other Assets	306,000	183,000

TOTAL ASSETS	$113,768,000	$120,708,000

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts and taxes payable	$13,418,000	$15,480,000
Accrued liabilities	15,851,000	13,816,000

Total current liabilities	29,269,000	29,296,000

Deferred income taxes	5,302,000	6,104,000

Commitments and contingencies

Stockholders’ Equity

Common stock, $.0001 par value: 30,000,000 shares authorized; 25,320,089 shares (13,960,693, net of Treasury shares) and 25,334,780 shares (13,975,384, net of Treasury shares) issued and outstanding at March 31, 2007 and June 30, 2007, respectively	3,000	3,000

Paid-in-capital	75,554,000	76,104,000

Treasury Stock, (11,359,397 shares at March 31, 2007 and 11,359,397 shares at June 30, 2007)	(154,091,000)	(154,091,000)

Retained earnings	157,731,000	163,292,000

Total stockholders’ equity	79,197,000	85,308,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$113,768,000	$120,708,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
CONSOLIDATED INCOME STATEMENTS — UNAUDITED

	Three Months Ended June 30,
	2006	2007
REVENUES	$69,762,000	$74,337,000

Cost of revenues	53,435,000	56,156,000

Gross profit	16,327,000	18,181,000

General and administrative expenses	8,720,000	9,077,000

Income before income tax provision	7,607,000	9,104,000

Income tax provision	2,967,000	3,543,000

NET INCOME	$4,640,000	$5,561,000

Net income per common and common equivalent share
Basic	$0.33	$0.40

Diluted	$0.33	$0.39

Weighted average common and common equivalent
Basic	14,125,000	13,964,000

Diluted	14,169,000	14,159,000
See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Three Months Ended June 30,
	2006	2007
Cash flows from Operating Activities
NET INCOME	$4,640,000	$5,561,000

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	2,587,000	2,610,000
Loss on disposal of assets	85,000	94,000
Stock compensation expense	285,000	359,000
Write-off of uncollectible accounts	667,000	828,000
Provision for deferred income taxes	(1,170,000)	801,000

Changes in operating assets and liabilities
Accounts receivable	(301,000)	(655,000)
Prepaid taxes and expenses	265,000	(13,000)
Accounts and taxes payable	3,767,000	2,062,000
Accrued liabilities	(2,337,000)	(3,330,000)
Other assets	7,000	(880,000)

Net cash provided by operating activities	8,495,000	7,437,000

Cash Flows from Investing Activities
Acquisition of business, net of cash acquired	—	(12,300,000)
Additions to property and equipment	(1,228,000)	(3,490,000)

Net cash used in investing activities	(1,228,000)	(15,790,000)

Cash Flows from Financing Activities
Tax benefits from the exercise of stock options	(111,000)	46,000
Exercise of common stock options	3,000	145,000

Net cash (used in) provided by financing activities	(108,000)	191,000

Increase/(Decrease) in cash and cash equivalents	7,159,000	(8,162,000)
Cash and cash equivalents at beginning	14,206,000	15,020,000

Cash and cash equivalents at end	$21,365,000	$6,858,000

Supplemental Cash Flow Information:
Income taxes paid	116,000	209,000
Interest paid	—	—
See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007 (Unaudited)
Note A — Basis of Presentation and Summary of Significant Accounting Policies
     The unaudited financial statements herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying interim financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited financial statements for the latest fiscal year ended March 31, 2007. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the March 31, 2007 audited financial statements have been omitted from these interim financial statements.
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending March 31, 2008. For further information, refer to the consolidated financial statements and footnotes for the year ended March 31, 2007 included in the Company’s Annual Report on Form 10-K.
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
     Cash and Cash Equivalents: Cash and cash equivalents consists of short-term highly-liquid investments with maturities of 90 days or less when purchased. The carrying amounts of the Company’s financial instruments approximate their fair values at March 31, 2007 and June 30, 2007.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007 (Unaudited)
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
     Accounts Receivable: The majority of the Company’s accounts receivable are due from companies in the property and casualty insurance industries. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company and the condition of the general economy and the industry as a whole. No one customer accounted for 10% or more of accounts receivable at either March 31, 2007 or June 30, 2007. No customer accounted for 10% or more of revenue during either three month period ended June 30, 2006 or 2007.
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
     Goodwill: Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, became effective beginning in 2003, and provides that goodwill, as well as identifiable intangible assets with indefinite lives, should not be amortized. Accordingly, with the adoption of SFAS 142 on April 1, 2002, the Company discontinued the amortization of goodwill and indefinite-lived intangibles. In addition, useful lives of intangible assets with finite lives were reevaluated on adoption of SFAS 142. Impairments are recognized when the expected future undiscounted cash flows derived from such assets are less than their carrying value. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. A loss in the value of an investment will be recognized when it is determined that the decline in value is other than temporary. No impairment of long-lived assets has been recognized in the financial statements.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007 (Unaudited)
Note A — Basis of Presentation and Summary of Significant Accounting Policies(continued)
     Income Taxes: The Company provides for income taxes under the liability method. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities as measured by the enacted tax rates which are expected to be in effect when these differences reverse. Income tax expense is the tax payable for the period and the change during the period in net deferred tax assets and liabilities. The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”) on April 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits.
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
     Stock Split: During the quarter ended December 31, 2006, the Company’s Board of Directors declared a three-for-two stock split in the form of a 50% stock dividend with a record date of November 20, 2006 and a distribution date of December 8, 2006. The June 30, 2006 share and per share calculations in these financial statements have been retroactively adjusted to reflect this split.
      Reclassification: Certain amounts for the quarter ended June 30, 2006 have been reclassified to correspond to the quarter ended June 30, 2007 presentation.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007 (Unaudited)
Note B — Stock Based Compensation and Stock Options
     Under the Company’s Restated Omnibus Incentive Plan (Formerly The Restated 1988 Executive Stock Option Plan) (the “Plan”) as in effect at June 30, 2007, options for up to 9,682,500 shares (adjusted for the three-for-two stock split in the form of a 50% stock dividend distributed on December 8, 2006 to shareholders of record on November 20, 2006) of the Company’s common stock may be granted to employees, non-employee directors and consultants at exercise prices not less than the fair market value of the stock at the date of grant. Options granted under the Plan are non-statutory stock options and generally vest 25% one year from date of grant and the remaining 75% vesting ratably each month for the next 36 months. The options granted to employees and non-employee members of the board of directors, expire at the end of five years and ten years from the date of grant, respectively. Prior to fiscal year 2007, the Company had not granted any performance-based stock options under the Plan. In May 2006, however, the Company granted 149,000 options at fair market value at the date of grant, which will only vest if the Company attains certain earnings per share targets, as established by the Company’s Board of Directors, for calendar years 2008, 2009, and 2010. The Company’s current operating results are below the targets established by the Board of Directors. There is no guarantee that the Company will achieve these targets in order for the options to vest. The Company has historically issued new shares to satisfy option exercises as opposed to issuing shares from treasury stock. Prior to the quarter ended June 30, 2006, the first quarter of fiscal year ending March 31, 2007, the Company accounted for its stock-based compensation under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Under APB 25, no stock option expense was reflected in net income because the Company grants stock options with an exercise price equal to the market price of the underlying common stock on the date of grant.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007 (Unaudited)
Note B — Stock Based Compensation and Stock Options (continued)
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
     The Company has historically issued new shares to satisfy option exercises as opposed to issuing shares from treasury stock.
     The table below shows the amounts recognized in the financial statements for the three months ended June 30, 2006 and 2007, respectively.

	Three Months Ended	Three Months Ended
	June 30, 2006	June 30, 2007
Cost of revenues	$225,000	$111,000
General and administrative	60,000	248,000

Total cost of stock-based compensation included in income, before income tax	285,000	359,000

Amount of income tax benefit recognized	(111,000)	(140,000)

Amount charged against income	$174,000	$219,000

Effect on diluted income per share	($0.01)	($0.02)

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

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007 (Unaudited)
Note B — Stock Based Compensation and Stock Options (continued)
     The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model with the assumptions included in the table below. The Company uses historical data among other factors to estimate the expected volatility, the expected option life, and the expected forfeiture rate. The risk-free rate is based on the interest rate paid on a U.S. Treasury issue with a term similar to the estimated life of the option. Based upon the historical experience of options cancellations, the Company has estimated an annualized forfeiture rate of 9.0% and 6.7% for the three months ended June 30, 2006 and 2007, respectively. Forfeiture rates will be adjusted over the requisite service period when actual forfeitures differ, or are expected to differ, from the estimate. The following assumptions were used to estimate the fair value of options granted during the three months ended June 30, 2006 and 2007 using the Black-Scholes option-pricing model:

	Three Months Ended June 30,
	2006	2007
Risk-free interest rate	4.90%	4.60%
Expected volatility	40%	39%
Expected dividend yield	0.00%	0.00%
Expected forfeiture rate	9.00%	6.70%
Expected weighted average life of option in years	4.8 years	4.8 years
     Under the Company’s Restated Omnibus Incentive Plan (formerly the Restated 1988 Executive Stock Option Plan), (“the Plan”) as in effect at June 30, 2007, options for up to 9,682,500 shares of the Company’s common stock may be granted at exercise prices not less than 100% of the fair value of the Company’s common stock on date of grant. Of this amount, 1,325,893 shares of the Company’s common stock remain available for future grant or issuance under the Plan. Options granted under the Plan are non-statutory stock options, and options granted generally have a maximum life of five years for employees and 10 years for non-employee directors. Options will generally become exercisable for 25% of the option shares one year from the date of grant and then, for the remaining 75% of the options, ratably over the following 36 months, respectively. All options granted in the three months ended June 30, 2006 and 2007 were granted at fair market value and are non-statutory stock options.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007 (Unaudited)
Note B — Stock Based Compensation and Stock Options (continued)
     Summarized information for all stock options for the three months ended June 30, 2006 and 2007 follows:

	Three Months Ended June 30, 2006		Three Months Ended June 30, 2007
	Shares	Average Price	Shares	Average Price

Options outstanding, beginning	1,270,623	$17.28	1,021,141	$17.84
Options granted	290,325	15.53	27,700	27.15
Options exercised	(188)	13.47	(14,691)	18.76
Options cancelled	(125,399)	16.42	(6,570)	17.81

Options outstanding, ending	1,435,361	$17.00	1,027,580	$18.08

The following table summarizes the status of stock options outstanding and exercisable at June 30, 2007:

					Exercisable
		Weighted	Outstanding	Exercisable	Options –
		Average	Options –	Options –	Weighted
		Remaining	Weighted	Number of	Average
	Number of	Contractual	Average	Exercisable	Exercise
Range of Exercise Price	Outstanding Options	Life	Exercise Price	Options	Price

$6.81 to $14.76	275,283	3.03	$12.57	127,818	$11.84
$15.55 to $15.79	306,040	4.12	$15.75	45,806	$15.75
$16.67 to $23.55	285,221	3.49	$19.52	177,093	$20.32
$25.83 to $47.70	161,036	4.02	$29.40	21,041	$25.83

Total	1,027,580	3.64	$18.08	371,758	$17.15

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007 (Unaudited)
Note B — Stock Based Compensation and Stock Options (continued)
     A summary of the status for all outstanding options at June 30, 2007, and changes during the quarter then ended is presented in the table below:

			Weighted Average	Aggregate Intrinsic
	Number of	Weighted Average	Remaining Contractual	Value as of June 30,
	Options	Exercise Per Share	Life (Years)	2007

Options outstanding at March 31, 2007	1,021,141	$17.84
Granted	27,700	27.15
Exercised	(14,691)	18.76
Cancelled – forfeited	(6,509)	17.76
Cancelled – expired	(61)	22.67

Ending outstanding	1,027,580	$18.08	3.64	$8,813,000

Ending vested and expected to vest	925,234	$18.06	3.58	$7,933,546

Ending exercisable	371,758	$17.15	2.74	$3,341,162

     The weighted-average grant-date fair value of options granted during the three months ended June 30, 2006 and June 30, 2007, was $5.39 and $10.90, respectively.
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

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007 (Unaudited)
Note C — Treasury Stock and Subsequent Event
     The Company’s Board of Directors approved the commencement of a share repurchase program in the fall of 1996. In June 2006, the Company’s Board of Directors approved a 1,500,000 share expansion to its existing share repurchase program, increasing the total number of shares approved for repurchase over the life of the program to 12,150,000 shares from 10,650,000 shares. Since the commencement of the share repurchase program, the Company has spent $154 million to repurchase 11,359,397 shares of its common stock, equal to 45% of the outstanding common stock had there been no repurchases. The average price of these repurchases is $13.57 per share. These purchases have been funded primarily from the net earnings of the Company, along with the proceeds from the exercise of common stock options. No shares were repurchased in either quarter ended June 30, 2006 or June 30, 2007. In July 2007 the Company repurchased 100,000 shares of common stock for approximately $2.7 million. The Company had 13,975,384 shares of common stock outstanding as of June 30, 2007, after reduction for the 11,359,397 shares in treasury.
Note D — Weighted Average Shares and Net Income Per Share
     Weighted average basic common and common equivalent shares decreased from 14,169,000 for the quarter ended June 30, 2006 to 14,159,000 for the quarter ended June 30, 2007. Weighted average diluted common and common equivalent shares decreased from 14,125,000 for the quarter ended June 30, 2006 to 13,964,000 for the quarter ended June 30, 2007. The net decrease in both of these weighted share calculations is due to the repurchase of common stock as noted above, partially offset by an increase in shares outstanding due to the exercise of stock options in the Company’s employee stock option plan.
     Net income per common and common equivalent shares was computed by dividing net income by the weighted average number of common and common stock equivalents outstanding during the quarter. The calculations of the basic and diluted weighted shares for the three months ended June 30, 2006 and 2007, are as follows:

	Three Months Ended June 30,
	2006	2007
Income per Share

Net Income	4,640,000	5,561,000

Basic:
Weighted average common shares outstanding	14,125,000	13,964,000

Net Income per share	$0.33	$0.40

Diluted:
Weighted average common shares outstanding	14,125,000	13,964,000
Treasury stock impact of stock options	44,000	195,000

Total common and common equivalent shares	14,169,000	14,159,000

Net Income per share	$0.33	$0.39

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007 (Unaudited)
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
Note F – Acquisitions
     In December 2006, the Company’s wholly owned subsidiary, CorVel Enterprise Comp Inc., entered into an Asset Purchase Agreement with Hazelrigg Risk Management Services, Inc., a California based provider of integrated medical management, claims processing and technology services for workers’ compensation clients, and its affiliated companies (“Hazelrigg”) to acquire certain assets and liabilities of Hazelrigg, for an initial cash payment of $12 million. The acquisition closed in January 2007 and represented an expansion of CorVel’s Enterprise Comp service offering in the Southern California marketplace. The seller of Hazelrigg also has the potential to receive up to an additional $2.5 million in a cash earnout based upon the revenue collected by the Hazelrigg business during the one-year period after consummation of the acquisition, which earnout may be accelerated based upon the occurrence of certain post-acquisition events. The Company completed the acquisition on January 31, 2007 and paid the initial cash payment on that date.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007 (Unaudited)
Note F – Acquisitions (continued)
     The following table summarizes the recorded value of the Hazelrigg assets acquired and liabilities assumed at the date of acquisition:

	Life	Amount
Accounts receivable, net		$1,100,000
Property and equipment, net		321,000
Covenant not to compete	5 years	250,000
Customer contracts	10 years	500,000
Customer relationships	10 years	500,000
Servicemark	15 years	250,000
TPA license	15 years	500,000
Goodwill		10,220,000

Subtotal		13,641,000

Less: Accounts payable and deferred income		1,348,000

Total		$12,293,000

     In June 2007, the Company’s wholly owned subsidiary, CorVel Enterprise Comp Inc., acquired 100% of the stock of the The Schaffer Companies Ltd., (“Schaffer”) for $12 million. Schaffer is a third party administrator headquartered in Maryland. The acquisition is expected to allow the Company to expand its service capabilities as a third party administrator and provide claims processing services along with patient management services and network solutions services to an increased customer base. The sellers of Schaffer have the potential to receive up to an additional $3 million in a cash earnout based upon the revenue collected by the Schaffer business during the one-year period after completion of the acquisition. The results of Schaffer have been included in the Company’s results for the month ended June 30, 2007.
     The following table summarizes the recorded value of the Schaffer assets acquired and liabilities assumed at the date of acquisition:

	Life	Amount
Accounts receivable, net		$1,362,000
Property and equipment, net		586,000
Other Assets		104,000
Covenant not to compete	5 years	500,000
Customer contracts	10 years	400,000
Customer relationships	10 years	400,000
Servicemark	15 years	200,000
TPA license	15 years	400,000
Goodwill		10,316,000

Subtotal		14,268,000

Less: Accounts payable and deferred income		1,968,000

Total		$12,300,000

     The following supplemental unaudited pro forma information presents the combined operating results of the Company and the acquired businesses during fiscals 2007 and 2008, as if the acquisition had occurred at the beginning of each of the periods presented. The pro forma information is based on the historical financial statements of the Company and that of the acquired businesses. Amounts are not necessarily indicative of the results that may have been attained had the combinations been in effect at the beginning of the periods presented or that may be achieved in the future.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007 (Unaudited)
Note F — Acquisitions (continued)

	Quarter Ended June 30,
	2006	2007

Pro forma revenue	$76,678,000	$76,273,000
Pro forma income before income taxes	$7,900,000	$9,128,000
Pro forma net income	$4,819,000	$5,576,000
Pro forma basic earnings per share	$0.34	$0.40
Pro forma diluted earnings per share	$0.34	$0.39
Note G — Other Intangible Assets
     Other intangible assets consist of the following at June 30, 2007:

					Amortization
					Expense –	Accumulated
		Schaffer	Hazelrigg	Combined	Quarter	Amortization
		Acquisition –	Acquisition –	Intangible	Ended June	as of June 30,
Item	Life	Cost	Cost	Cost	30, 2007	2007

Covenant not to compete	5 years	$500,000	$250,000	$750,000	$22,000	$29,000
Customer contracts	10 years	400,000	500,000	900,000	28,000	35,000
Customer relationships	10 years	400,000	500,000	900,000	28,000	35,000
Servicemark	15 years	200,000	250,000	450,000	21,000	24,000
Developed software	5 years	50,000	—	50,000	1,000	1,000
TPA license	15 years	400,000	500,000	900,000	22,000	28,000

Total		$1,950,000	$2,000,000	$3,950,000	$122,000	$152,000

Note H — Subsequent Event and Line of Credit
     In August 2007, the Company, upon authorization by its Board of Directors, entered into a credit agreement with a financial institution to provide a revolving credit facility with borrowing capacity of up to $10 million. This agreement expires in September 2008. Borrowings under this agreement bear interest, at the Company’s option, at a fixed LIBOR-based rate plus 1.25% or at the financial institution’s fluctuating prime lending rate. The loan covenants require the Company to maintain a current ratio of at least 1.25:1, debt to tangible net worth not greater than 1:1 and have positive net income.
Note I — Paid in capital and Subsequent Event
     During August 2007 the shareholders of CorVel Corporation approved a proposal to increase the number of authorized shares from 30,000,000 to 60,000,000.

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
Patient Management Services
     In addition to its network solutions services, the Company offers a range of patient management services, which involve working on a one-on-one basis with injured employees and their various healthcare professionals, employers and insurance company adjusters. The services are designed to monitor the medical necessity and appropriateness of healthcare services provided to workers’ compensation and other healthcare claimants and to expedite return to work. The Company offers these services on a stand-alone basis, or as an integrated component of its medical cost containment services. The Company expanded its patient management services to include the processing of claims for self-insured payors to property and casualty insurance with the January 2007 acquisition of the assets of Hazelrigg Risk Management Services and the June 2007 acquisition of the outstanding capital stock of The Schaffer Companies, Ltd.

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
Summary of Quarterly Results
     The Company generated revenues of $74.3 million for the quarter ended June 30, 2007, an increase of $4.6 million or 6.6%, compared to revenues of $69.8 million for the quarter ended June 30, 2006. The increase in revenues was due to the acquisitions of the assets of Hazelrigg Risk Management Services in January 2007 and the stock of Schaffer Companies in June 2007. These businesses both provide claims processing services to the property and casualty industry and are discussed further below. Excluding these acquisitions, the Company’s revenues would have decreased by approximately 1% from the same quarter in the prior year.
     The Company’s revenue decrease excluding the aforementioned acquisitions reflects the challenging market conditions the Company has experienced during the past few years. The decrease in the nation’s manufacturing employment levels, which has helped lead to a decline in national workers’ compensation claims, considerable price competition in a flat-to-declining overall market, an increase in competition from both larger and smaller competitors, changes and the potential changes in state workers’ compensation and auto managed care laws which can reduce demand for the Company’s services, have created an environment where revenue and margin growth is more difficult to attain and where revenue growth is less certain than historically experienced. Additionally, the Company’s technology and preferred provider network competes against other companies, some of which have more resources available. Also, some customers may handle their managed care services in-house and may reduce the amount of services which are outsourced to managed care companies such as CorVel Corporation.
     The Company’s cost of revenues increased by $2.7 million, from $53.4 million in the June 2006 quarter to $56.2 million in the June 2007 quarter, an increase of 5.1%. This increase was primarily due to the 6.6% increase in revenues as noted above. Additionally, the Company experienced a nominal increase in its Network Solutions services while experiencing a nominal decrease in the case management portion of the patient management services. The Company generates a greater gross profit margin in its Network Solutions services than it does with its Patient Management services. The Company benefited from a shift of revenue from the lower margin patient management revenue to the higher margin network solutions revenue.

     The Company’s general and administrative costs increased by $0.4 million, from $8.7 million in the June 2006 quarter to $9.1 million in the June 2007 quarter, an increase of 4.1%. This increase was primarily due to the increase in corporate staffing and leases expenses, an increase in systems costs, recruiting expenses, and increases in manager salaries. The Company’s stock compensation expense under FASB 123R increased during the June 2007 quarter over the June 2006 quarter due to new option grants.
     The Company’s income tax expense increased by $0.6 million, from $3.0 million, or 19.4%, in the June 2006 quarter to $3.5 million in the June 2007 quarter. The increase in income before income taxes was primarily due to the aforementioned increase in revenue which resulted in an increase in income before income taxes. The income tax provision was 39.0% in the June 2006 and June 2007 quarters.
     Weighted diluted shares decreased from 14.17 million shares in the June 2006 quarter to 14.16 million shares in the June 2007 quarter, a decrease of 10,000 shares or 0.1%. This decrease was primarily due to the repurchase of 709,000 shares of common stock during the September 2006, December 2006 and March 2007 quarters. The decrease was offset by the exercising of stock options during the September 2006 and December 2006 quarters.
     Diluted earnings per share increased from $0.33 in the June 2006 quarter to $0.39 in the June 2007 quarter, an increase of $0.06 per share or 18.2%. The increase in diluted earnings per share was primarily due to the increase in the income before income taxes due to the revenue increase.
     On December 15, 2006, the Company entered into an Asset Purchase Agreement with Hazelrigg Risk Management Services, Inc. and its affiliated companies (“Hazelrigg”) to acquire all of the assets and goodwill of Hazelrigg, for an initial cash payment of $12 million. The seller also has the potential to receive up to an additional $2.5 million in a cash earnout based upon the revenue collected by the Hazelrigg business during the one-year period after consummation of the acquisition, which earnout may be accelerated based upon the occurrence of certain post-acquisition events. The Company completed the acquisition on January 31, 2007 and paid the initial cash payment on that date. For quarter ended June 30, 2007, the results of the acquired business increased the Company’s revenues by $4.5 million, or approximately 6%.
     In May 2007, the Company entered into a Stock Purchase Agreement with The Schaffer Companies, Ltd. (“Schaffer”) to acquire the stock of Schaffer, for an initial cash payment of $12 million. The sellers also have the potential to receive up to an additional $3 million in a cash earnout based upon the revenue collected by the Schaffer business during the one-year period after consummation of the acquisition, which earnout may be accelerated based upon the occurrence of certain post-acquisition events. The Company completed the acquisition on June 1, 2007 and paid the initial cash payment on that date. The results of the acquired business for the period from June 1, 2007 to June 30, 2007 are included with the Company’s results for the quarter ended June 30, 2007. For quarter ended June 30, 2007, the results of the acquired business increased the Company’s revenues by less than $1 million, or approximately 1%.
Results of Operations
     The Company derives its revenues from providing patient management and network solutions services to payors of workers’ compensation benefits, auto insurance claims and health insurance benefits. Patient management services include utilization review, medical case management, and vocational rehabilitation. Network solutions revenues include fee schedule auditing, hospital bill auditing, independent medical examinations, diagnostic imaging review services and preferred provider referral services. Network solutions has shown to be the stronger business over the past year as revenues have increased while patient management revenues have decreased. The percentages of revenues attributable to patient management and network solutions services for the quarters ended June 30, 2006 and June 30, 2007:

	June 30, 2006	June 30, 2007
Patient management services	39.2%	40.7%
Network solutions revenues	60.8%	59.3%

     The following table sets forth, for the periods indicated, the dollars and the percentage of revenues represented by certain items reflected in the Company’s consolidated income statements for the quarters ended June 30, 2006 and June 30, 2007. The Company’s past operating results are not necessarily indicative of future operating results.

	Three Months Ended	Three Months Ended	Dollar	Percentage
	June 30, 2006	June 30, 2007	Change	Change

Revenue	$69,762,000	$74,337,000	$4,575,000	6.6%
Cost of revenues	53,435,000	56,156,000	2,721,000	5.1%

Gross profit	16,327,000	18,181,000	1,854,000	11.4%

Gross profit percentage	23.4%	24.5%

General and administrative	8,720,000	9,077,000	357,000	4.1%
General and administrative percentage	12.5%	12.2%

Income before income tax provision	7,607,000	9,104,000	1,497,000	19.7%

Income before income tax provision percentage	10.9%	12.2%

Income tax provision	2,967,000	3,543,000	576,000	19.4%

Net income	$4,640,000	$5,561,000	$921,000	19.8%

Weighted Shares
Basic	14,125,000	13,964,000	(161,000)	-1.1%
Diluted	14,169,000	14,159,000	(10,000)	-0.1%

Earnings Per Share
Basic	$0.33	$0.40	$0.07	21.2%
Diluted	$0.33	$0.39	$0.06	18.2%
Revenues
Change in revenue from the quarter ended June 2006 to the quarter ended June 2007
     Revenues increased from $69.8 million for the three months ended June 30, 2006 to $74.3 million for the three months ended June 30, 2007, an increase of $4.6 million or 6.6%. The continued softness in the manufacturing sector of the economy has caused a reduction in the overall claims volume and a reduction in case management and bill review volume offset by an increase in the revenue per bill due to an increase in savings per bill for the Company’s customers. The Company’s patient management revenues increased $2.9 million or 10.8% from $27.3 million in the June 2006 quarter to $30.3 million in the June 2007 quarter. This increase was due to the acquisitions of Hazelrigg in January 2007 and Schaffer in June 2007, offset by a decrease in case management services revenue, within Patient Management, of $2.5 million, or 9%. The Company’s network solutions revenues increased from $42.4 million in the June 2006 quarter to $44.0 million in the June 2007 quarter, an increase of $1.6 million or 3.8%. This increase was primarily due an increase in revenue per provider bill reviewed due to increased savings per bill for the Company’s customers.
     The Company believes that referral volume in the patient management services and bill review volume in the network solutions will continue to reflect just nominal growth until there is a growth in the number of work related injuries and workers’ compensation related claims.

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
Change in cost of revenue from the June 2006 quarter to the June 2007 quarter
     The Company’s costs of revenues increased from $53.4 million in the quarter ended June 30, 2006 to $56.2 million in the quarter ended June 30, 2007, an increase of $2.7 million or 5.1%. The increase in cost of revenues was due to the acquisitions of Hazelrigg and Schaffer and the costs associated with operating those businesses. This was partially offset by the Company improving its operating productivity in both its patient management and network solutions lines of business.
General and Administrative Costs
Change in cost of general and administrative expense from the June 2006 quarter to the June 2007 quarter
     For the quarter ended June 30, 2007, general and administrative costs consisted of approximately 60% of corporate systems costs which include the corporate systems support, implementation and training, amortization of software development costs, depreciation of the hardware costs in the Company’s national systems, the Company’s national wide area network and other systems related costs. The remaining 40% of the general and administrative costs consist of national marketing, national sales support, corporate legal, corporate insurance, human resources, accounting, product management, new business development and other general corporate matters.
     General and administrative costs for the quarter increased from $8.7 million for the quarter ended June 30, 2006 to $9.1 million in the quarter ended June 30, 2007, an increase of $0.4 million or 4.1%. This increase is primarily due to the increase in the costs of managing the Company’s information systems, an increase in sales meetings and salaries, and an increase in corporate staffing requirements. This was offset by a decrease in insurance and corporate governance and accounting.
Income Tax Provision
     The Company’s income tax expense increased from $3.0 million for the three months ended June 30, 2006 to $3.5 million for the three months ended June 30, 2007 due to the increase in income before income taxes from $7.6 million to $9.1 million for the same periods, respectively. The income tax expense as a percentage of income before income taxes was 39.0% for the June 2006 and June 2007 quarters. The income tax provision rates were based upon management’s review of the Company’s estimated annual income tax rate, including state taxes. This effective tax rate differed from the statutory federal tax rate of 35.0% primarily due to state income taxes and certain non-deductible expenses.

Liquidity and Capital Resources
     The Company has historically funded its operations and capital expenditures primarily from cash flow from operations, and to a lesser extent, option exercises. Net working capital decreased from $35 million as of March 31, 2007 to $28 million as of June 30, 2007, primarily due to a decrease in cash from $15 million as of March 31, 2007 to $7 million as of June 30, 2007. The decrease in cash is primarily due to the acquisition of Schaffer during the June 2007 quarter.
     The Company believes that cash from operations, available funds under a new line of credit, and funds from exercise of stock options granted to employees are adequate to fund existing obligations, repurchase shares of the Company’s common stock, introduce new services, and continue to develop healthcare related businesses for at least the next twelve months. Additional equity or debt financing may not be available on terms favorable to us or at all. The Company regularly evaluates cash requirements for current operations and commitments, and for capital acquisitions and other strategic transactions. The Company may elect to raise additional funds for these purposes, either through debt or additional equity, the sale of investment securities or otherwise, as appropriate.
     As of June 30, 2007, the Company had $7 million in cash and cash equivalents, invested primarily in short-term, interest-bearing, highly liquid investments with maturities of 90 days or less in a federally regulated bank. As noted previously, the Company paid $12 million on May 31, 2007 to acquire a business. This amount was paid from cash on hand.
     In August 2007, the Company entered into a credit agreement with a financial institution to provide a revolving credit facility with borrowing capacity of up to $10 million. This agreement expires in September 2008. Borrowings under this agreement bear interest, at the Company’s option, at a fixed LIBOR-based rate (5.50% at June 30, 2007) plus 1.25% or at the financial institution’s fluctuating prime lending rate (8.25% at June 30, 2005). The loan covenants require the Company to maintain a current ratio of at least 1.25:1, debt to tangible net worth not greater than 1:1 and have positive net income.
     The Company has historically required substantial capital to fund the growth of its operations, particularly working capital to fund the growth in accounts receivable and capital expenditures. The Company believes, however, that the cash balance at June 30, 2007 along with anticipated internally generated funds, the credit facility and taking into account the cash used to acquire the Schaffer businesses, including the related earnout commitments, would be sufficient to meet the Company’s expected cash requirements for at least the next twelve months.
Operating Cash Flows
Three months ended June 30, 2006 compared to three months ended June 30, 2007
     Net cash provided by operating activities was $8.5 million in the three months ended June 30, 2006 compared to $7.4 million in the three months ended June 30, 2007. The decrease in the cash flow from operating activities was primarily due to the increase in the bonus payments for the three months ended June 30, 2007 versus the three months ended June 30, 2006.
Investing Activities
Three months ended June 30, 2006 compared to three months ended June 30, 2007
     Net cash flow used in investing activities increased from $1.2 million in the three months ended June 30, 2006 to $15.8 million in the three months ended June 30, 2007. The increase in net cash used in investing activities is primarily due to the Company’s acquisition of The Schaffer Companies, Ltd.

Financing Activities
Three months ended June 30, 2006 compared to three months ended June 30, 2007
     Net cash flow used in financing activities increased from ($0.1) million for the three months ended June 30, 2006 to $0.2 million for the three months ended June 30, 2007. The primary reason for the increase in cash flow used in financing activities was due to an increase in the amount received from the exercise of stock options. During the three months ended June 30, 2007, the Company did not repurchase any shares of its common stock. In June 2006, the Board of Directors increased the number of shares authorized to be repurchased over the life of the repurchase program by an additional 1,500,000 shares to 12,150,000 shares. The Company has historically used cash provided by operating activities and from the exercise of stock options to repurchase stock. The Company may use some of the $7 million of cash on the balance sheet at June 30, 2007 to repurchase additional shares of stock.
     The following table summarizes the Company’s contractual obligations outstanding as of June 30, 2007.

	Payments Due by Period
		Within One	Between Two and	Between Four and	More than
	Total	Year	Three Years	Five Years	Five Years

Operating leases	$34,308,000	$11,082,000	$14,680,000	$6,540,000	$2,006,000

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
     Cost of revenues: Cost of revenues consists primarily of the compensation and fringe benefits of field personnel, including managers, medical bill analysts, field case managers, telephonic case managers, systems support, administrative support and account managers and account executives and related facility costs including rent, telephone and office supplies. Historically, the costs associated with these additional personnel and facilities have been the most significant factor driving increases in the Company’s cost of revenues. Local managed and incurred IT costs are charged to cost of revenues whereas the costs incurred and managed at the corporate offices are charged to general and administrative expense.
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
     There has been no material change in the net reserve balance during the past three fiscal years. No one customer accounted for 10% or more of accounts receivable at June 30, 2006 and 2007.
     Goodwill and Long-Lived Assets: Goodwill arising from business combinations represents the excess of the purchase price over the estimated fair value of the net assets of the acquired business. Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is tested annually for impairment or more frequently if circumstances indicate the potential for impairment. Also, management tests for impairment of its intangible assets and long-lived assets on an ongoing basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company’s impairment is conducted at a company-wide level. The measurement of fair value is based on an evaluation of future discounted cash flows and is further tested using a multiple of earnings approach. In projecting the Company’s cash flows, management considers industry growth rates and trends and cost structure changes. Based on its review, no impairment of its goodwill, intangible assets or other long-lived assets existed at June 30, 2007. However, future events or changes in current circumstances could affect the recoverability of the carrying value of goodwill and long-lived assets. Should an asset be deemed impaired, an impairment loss would be recognized to the extent the carrying value of the asset exceeded its estimated fair market value.

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
     For the quarter ended June 30, 2007, the Company recorded share-based compensation expense of $359,000. Share-based compensation is based on awards ultimately expected to vest; therefore, it has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates
     The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s term, and the Company’s expected annual dividend yield. The Company’s management believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

Recently Issued Accounting Standards
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
Item 3 — Quantitative and Qualitative Disclosures About Market Risk -
     As of June 30, 2007, the Company held no market risk sensitive instruments for trading purposes, and the Company did not employ any derivative financial instruments, other financial instruments, or derivative commodity instruments to hedge any market risk. The Company had no debt outstanding as of June 30, 2007.
Item 4 — Controls and Procedures –
Evaluation of Disclosure Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting as of March 31, 2007, described below.
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
     Segregation of duties. We did not maintain proper segregation of duties. Specifically, proper segregation of duties affecting expenditures, accounts payable, payroll and cash disbursements was not maintained. Management identified multiple instances where various employees were responsible for custody, initiating, recording, and/or approving transactions.
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
Remediation Activities
     During the quarter the Company upgraded its accounting software. The upgrade will enable the Company to address the financial close and reporting material weakness. Additionally, the Company is evaluating various controls and procedures to remediate the material weaknesses previously noted.
     Changes In Internal Control Over Financial Reporting. Other than as discussed in the preceding paragraphs, there have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1 — Legal Proceedings –
     The Company is involved in litigation arising in the normal course of business. The Company believes that resolution of these matters will not result in any payment that, in the aggregate, would be material to the financial position or financial operations of the Company.
Item 1A. Risk Factors –
     A restated description of the risk factors associated with our business is set forth below. This description includes any and all changes (whether or not material) to, and supercedes, the description of the risk factors associated with our business previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.
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
     Changes in government regulations could increase our costs of operations and/or reduce the demand for our services.
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
     We are dependent, to a substantial extent, upon the continuing efforts and abilities of certain key management personnel. In addition, we face competition for experienced employees with professional expertise in the workers’ compensation managed care area. The loss of key employees, especially V. Gordon Clemons, Chairman, and Daniel J. Starck, President, Chief Executive Officer and Chief Operating Officer, or the inability to attract, qualified employees, could have a material unfavorable effect on our business and results of operations.
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
     Our fiscal 2007 management assessment and related audit revealed material weaknesses in our internal controls over financial reporting related to the size of our accounting staff, lack of an effective control monitoring process and inadequate anti-fraud controls. We are attempting to cure these material weaknesses by taking the steps described in Part I, Item 4 of this report, but we have not yet completed such remediation and there can be no assurance that such remediation will be successful. During the course of our continued testing, we also may identify other significant deficiencies or material weaknesses, in addition to the ones already identified, which we may not be able to remediate in a timely manner or at all. If we continue to fail to achieve and maintain effective internal controls, we will not be able to conclude that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Failure to achieve and maintain an effective internal control environment, and delays in completing our internal controls and financial audits, could cause investors to lose confidence in our reported financial information and us, which could result in a decline in the market price of our common stock, and cause us to fail to meet our reporting obligations in the future, which in turn could impact our ability to raise equity financing if needed in the future.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
     There were no sales of unregistered securities during the period covered by this report. There were no repurchases of the Company common stock made by or on behalf of the Company for the quarter ended June 30, 2007 pursuant to a publicly announced plan.
     In 1996, the Company’s Board of Directors authorized a stock repurchase program for up to 100,000 shares of the Company’s common stock. The Company’s Board of Directors has periodically increased the number of shares authorized for repurchase under the repurchase program. The most recent increase occurred in June 2006 and brought the number of shares authorized for repurchase to 12,150,000 shares. There is no expiration date for the repurchase program.
Item 3 — Defaults Upon Senior Securities — None.
Item 4 — Submission of Matters to a Vote of Security Holders — None.
Item 5 — Other Information — None.

Item 6 — Exhibits –
2.2† Stock Purchase Agreement dated May 31, 2007 by and among the Company’s subsidiary, CorVel Enterprise Comp, Inc., The Schaffer Companies, Ltd., and Dawn Colwell, Christopher Schaffer, John Colwell and Kelly Ribeiro de Sa. Incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K filed on June 6, 2007.

3.1 Amended and Restated Certificate of Incorporation of the Company (filed herewith).

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

*	-	Denotes management contract or compensatory plan or arrangement.

†	-	Confidential treatment was requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. In accordance with Rule 24b-2, these confidential portions were omitted from this exhibit and filed separately with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CORVEL CORPORATION
By:	Daniel J. Starck
Daniel J. Starck, President,
Chief Executive Officer, and Chief Operating Officer

By:	Scott McCloud
Scott McCloud,
Chief Financial Officer

August 9, 2007

Exhibit Index
2.2† Stock Purchase Agreement dated May 31, 2007 by and among the Company’s subsidiary, CorVel Enterprise Comp, Inc., The Schaffer Companies, Ltd., and Dawn Colwell, Christopher Schaffer, John Colwell and Kelly Ribeiro de Sa. Incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K filed on June 6, 2007.

3.1 Amended and Restated Certificate of Incorporation of the Company (filed herewith).

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

*	-	Denotes management contract or compensatory plan or arrangement.

†	-	Confidential treatment was requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. In accordance with Rule 24b-2, these confidential portions were omitted from this exhibit and filed separately with the Securities and Exchange Commission.