Form 10-Q
period 2007-09-30
CORVEL CORP
filed 2007-11-08
CIK 874866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Yes ☑       No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one)
Large accelerated filer ☐                     Accelerated filer ☑                     Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares outstanding of the registrant’s Common Stock, $0.0001 Par Value, as of October 24, 2007 was 13,863,808.

CORVEL CORPORATION
FORM 10-Q

Part I — Financial Information
Item 1. Financial Statements
CORVEL CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31, 2007	September 30, 2007
		(Unaudited)
Assets
Current Assets Cash and cash equivalents	$15,020,000	$9,347,000
Accounts receivable, net	41,027,000	39,048,000
Prepaid taxes and expenses	3,090,000	3,492,000
Deferred income taxes	5,150,000	5,139,000

Total current assets	64,287,000	57,026,000

Property and equipment, net	24,864,000	28,586,000
Goodwill	22,341,000	35,386,000
Other intangibles, net	1,970,000	3,693,000
Other assets	306,000	220,000

TOTAL ASSETS	$113,768,000	$124,911,000

Liabilities and Stockholders’ Equity
Current Liabilities Accounts and taxes payable	$13,418,000	$13,132,000
Accrued liabilities	15,851,000	17,418,000

Total current liabilities	29,269,000	30,550,000

Deferred income taxes	5,302,000	6,092,000

Commitments and contingencies

Stockholders’ Equity

Common stock, $.0001 par value: 60,000,000 shares authorized; 25,320,089 shares (13,960,692, net of Treasury shares) and 25,372,945 shares (13,860,622, net of Treasury shares ) issued and outstanding at March 31, 2007 and September 30, 2007, respectively	3,000	3,000

Paid-in-capital	75,554,000	77,554,000

Treasury Stock, (11,359,397 shares at March 31, 2007 and 11,512,323 shares at September 30, 2007)	(154,091,000)	(158,212,000)

Retained earnings	157,731,000	168,924,000

Total stockholders’ equity	79,197,000	88,269,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$113,768,000	$124,911,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
CONSOLIDATED INCOME STATEMENTS — UNAUDITED

	Three Months Ended September 30,
	2006	2007
REVENUES	$67,329,000	$73,510,000

Cost of revenues	50,933,000	54,856,000

Gross profit	16,396,000	18,654,000

General and administrative expenses	8,489,000	9,398,000

Income before income tax provision	7,907,000	9,256,000

Income tax provision	3,084,000	3,624,000

NET INCOME	$4,823,000	$5,632,000

Net income per common and common equivalent share
Basic	$0.34	$0.41

Diluted	$0.34	$0.40

Weighted average common and common equivalent
Basic	14,123,000	13,889,000

Diluted	14,229,000	14,062,000

CORVEL CORPORATION
CONSOLIDATED INCOME STATEMENTS — UNAUDITED

	Six Months Ended September 30,
	2006	2007
REVENUES	$137,091,000	$147,847,000

Cost of revenues	104,368,000	111,012,000

Gross profit	32,723,000	36,835,000

General and administrative expenses	17,209,000	18,475,000

Income before income tax provision	15,514,000	18,360,000

Income tax provision	6,051,000	7,167,000

NET INCOME	$9,463,000	$11,193,000

Net income per common and common equivalent share
Basic	$0.67	$0.80

Diluted	$0.67	$0.79

Weighted average common and common equivalent
Basic	14,124,000	13,927,000

Diluted	14,199,000	14,111,000
See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Six Months Ended September 30,
	2006	2007
Cash flows from Operating Activities
NET INCOME	$9,463,000	$11,193,000

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	5,146,000	5,645,000
Loss on disposal of assets	91,000	108,000
Stock compensation expense	585,000	730,000
Write-off of uncollectible accounts	1,554,000	1,398,000

Changes in operating assets and liabilities
Accounts receivable	(2,060,000)	1,943,000
Prepaid taxes and expenses	(34,000)	(402,000)
Accounts and taxes payable	1,360,000	396,000
Accrued liabilities	(175,000)	(2,228,000)
Provision for deferred income taxes	(1,069,000)	128,000
Other assets	10,000	(38,000)

Net cash provided by operating activities	14,871,000	18,873,000

Cash Flows from Investing Activities
Assets purchased in acquisition	—	(12,300,000)
Capital additions	(3,016,000)	(8,712,000)

Net cash used in investing activities	(3,016,000)	(21,012,000)

Cash Flows from Financing Activities
Purchase of Treasury Stock	(5,411,000)	(4,121,000)
Tax effect of stock compensation expense	(228,000)	(285,000)
Exercise of employee stock purchase options	192,000	172,000
Exercise of common stock options	1,374,000	700,000

Net cash used in financing activities	(4,073,000)	(3,534,000)

Increase/(Decrease) in cash and cash equivalents	7,782,000	(5,673,000)
Cash and cash equivalents at beginning of period	14,206,000	15,020,000

Cash and cash equivalents at end of period	$21,988,000	$9,347,000

Supplemental Cash Flow Information:
Income taxes paid	6,154,000	7,670,000
Interest paid	—	—
Non cash financing activity related to tax benefits	642,000	—
Accrual of earnout related to acquisition	—	2,500,000
See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007 (Unaudited)
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
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending March 31, 2008. For further information, refer to the consolidated financial statements and footnotes for the year ended March 31, 2007 included in the Company’s Annual Report on Form 10-K.
     Basis of Presentation: The consolidated financial statements include the accounts of CorVel and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.
     Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. Actual results could differ from those estimates. Significant estimates include the allowance for doubtful accounts, accrual for bonuses, and accruals for self-insurance reserves.
     Cash and Cash Equivalents: Cash and cash equivalents consists of short-term highly-liquid investments with maturities of 90 days or less when purchased. The carrying amounts of the Company’s financial instruments approximate their fair values at March 31, 2007 and September 30, 2007.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007 (Unaudited)
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
     Accounts Receivable: The majority of the Company’s accounts receivable are due from companies in the property and casualty insurance industries. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company and the condition of the general economy and the industry as a whole. No one customer accounted for 10% or more of accounts receivable at either March 31, 2007 or September 30, 2007. No customer accounted for 10% or more of revenue during the fiscal year ended March 31, 2007 or either six month period ended September 30, 2006 or 2007.
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
September 30, 2007 (Unaudited)
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
     Stock Split: During the quarter ended December 31, 2006, the Company’s Board of Directors declared a three-for-two stock split in the form of a 50% stock dividend with a record date of November 20, 2006 and a distribution date of December 8, 2006. The September 30, 2006 share and per share calculations in these financial statements have been retroactively adjusted to reflect this split.
     Reclassification: Certain amounts for the quarter ended September 30, 2006 have been reclassified to correspond to the quarter ended September 30, 2007.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007 (Unaudited)
Note B — Stock Based Compensation and Stock Options
     Under the Company’s Restated Omnibus Incentive Plan (Formerly The Restated 1988 Executive Stock Option Plan) (the “Plan”) as in effect at September 30, 2007, options for up to 9,682,500 shares (adjusted for the three-for-two stock split in the form of a 50% stock dividend distributed on December 8, 2006 to shareholders of record on November 20, 2006) of the Company’s common stock may be granted to employees, non-employee directors and consultants at exercise prices not less than the fair market value of the stock at the date of grant. Options granted under the Plan are non-statutory stock options and generally vest 25% one year from date of grant and the remaining 75% vesting ratably each month for the next 36 months. The options granted to employees and non-employee members of the board of directors, expire at the end of five years and ten years from the date of grant, respectively. Prior to fiscal year 2007, the Company had not granted any performance-based stock options under the Plan. In May 2006, however, the Company granted 149,000 options at fair market value at the date of grant, which will only vest if the Company attains certain earnings per share targets, as established by the Company’s Board of Directors, for calendar years 2008, 2009, and 2010. The Company’s current operating results are below the targets established by the Board of Directors. There is no guarantee that the Company will achieve these targets in order for the options to vest. The Company has historically issued new shares to satisfy option exercises as opposed to issuing shares from treasury stock. Prior to the quarter ended June 30, 2006, the first quarter of fiscal year ending March 31, 2007, the Company accounted for its stock-based compensation under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Under APB 25, no stock option expense was reflected in net income because the Company grants stock options with an exercise price equal to the market price of the underlying common stock on the date of grant.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007 (Unaudited)
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
     The table below shows the amounts recognized in the financial statements for the three and six months ended September 30, 2006 and 2007, respectively.

	Three Months Ended
	September 30, 2006	September 30, 2007
Cost of revenues	$225,000	$115,000
General and administrative	60,000	256,000

Total cost of stock-based compensation included in income, before income tax	285,000	371,000
Amount of income tax benefit recognized	(111,000)	(145,000)

Amount charged against income	$174,000	$226,000

Effect on diluted income per share	$(0.01)	$(0.02)

	Six Months Ended
	September 30, 2006	September 30, 2007
Cost of revenues	$465,000	$226,000
General and administrative	120,000	504,000

Total cost of stock-based compensation included in income, before income tax	585,000	730,000
Amount of income tax benefit recognized	(228,000)	(285,000)

Amount charged against income	$357,000	$445,000

Effect on diluted income per share	$(0.03)	$(0.03)

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
September 30, 2007 (Unaudited)
Note B — Stock Based Compensation and Stock Options (continued)
     The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model with the assumptions included in the table below. The Company uses historical data among other factors to estimate the expected volatility, the expected option life, and the expected forfeiture rate. The risk-free rate is based on the interest rate paid on a U.S. Treasury issue with a term similar to the estimated life of the option. Based upon the historical experience of options cancellations, the Company has estimated an annualized forfeiture rate of 6.6% and 6.4% for the three months ended September 30, 2006 and 2007, respectively. Forfeiture rates will be adjusted over the requisite service period when actual forfeitures differ, or are expected to differ, from the estimate. The following assumptions were used to estimate the fair value of options granted during the three months ended September 30, 2006 and 2007 using the Black-Scholes option-pricing model:

	Three Months Ended September 30,
	2006		2007
Risk-free interes trate		4.90%		4.60%

Expected volatility		38%		39%

Expected dividend yield		0.00%		0.00%

Expected forfeiture rate		6.60%		6.40%

Expected weighted average life of option in years	4.8	years	4.8	years
     Under the Company’s Restated Omnibus Incentive Plan (formerly the Restated 1988 Executive Stock Option Plan), (“the Plan”) as in effect at September 30, 2007, options for up to 9,682,500 shares of the Company’s common stock may be granted at exercise prices not less than 100% of the fair value of the Company’s common stock on date of grant. Of this amount, 1,294,134 shares of the Company’s common stock remain available for future grant or issuance under the Plan. Options granted under the Plan are non-statutory stock options, and options granted generally have a maximum life of five years for employees and 10 years for non-employee directors. Options will generally become exercisable for 25% of the options shares one year from the date of grant and then, for the remaining 75% of the options, ratably over the following 36 months, respectively. All options granted in the six months ended September 30, 2006 and 2007 were granted at fair market value and are non-statutory stock options.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007 (Unaudited)
Note B — Stock Based Compensation and Stock Options (continued)
     Summarized information for all stock options for the three and six months ended September 30, 2006 and 2007 follows:

	Three Months Ended September 30, 2006		Three Months Ended September 30, 2007
	Shares	Average Price	Shares	Average Price

Options outstanding, beginning	1,440,650	$17.01	1,027,280	$18.08
Options granted	67,275	18.09	46,100	26.86
Options exercised	(103,505)	17.05	(32,027)	14.73
Options cancelled	(40,055)	17.59	(14,887)	18.82

Options outstanding, ending	1,364,366	$17.05	1,026,466	$18.57

	Six Months Ended September 30, 2006		Six Months Ended September 30, 2007
	Shares	Average Price	Shares	Average Price

Options outstanding, beginning	1,272,176	$17.28	1,021,141	$17.84
Options granted	357,600	16.01	73,800	26.97
Options exercised	(103,692)	17.05	(46,718)	16.00
Options cancelled	(161,718)	16.61	(21,757)	18.51

Options outstanding, ending	1,364,366	$17.05	1,026,466	$18.57

The following table summarizes the status of stock options outstanding and exercisable at September 30, 2007:

					Exercisable
		Weighted	Outstanding	Exercisable	Options –
		Average	Options –	Options –	Weighted
		Remaining	Weighted	Number of	Average
	Number of	Contractual	Average	Exercisable	Exercise
Range of Exercise Price	Outstanding Options	Life	Exercise Price	Options	Price

$8.08 to $15.55	279,243	3.29	$12.94	138,598	$12.46
$15.76 to $15.79	273,701	3.50	$15.77	46,559	$15.77
$16.67 to $23.55	270,989	3.33	$19.53	202,544	$20.12
$25.83 to $47.70	202,533	4.31	$28.84	22,333	$25.83

Total	1,026,466	3.56	$18.57	410,034	$17.35

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007 (Unaudited)
Note B — Stock Based Compensation and Stock Options (continued)
     A summary of the status for all outstanding options at March 31, 2007 and September 30, 2007, and changes during the six months then ended is presented in the table below:

			Weighted Average	Aggregate Intrinsic
	Number of	Weighted Average	Remaining Contractual	Value as of
	Options	Exercise Per Share	Life (Years)	September 30, 2007

Options outstanding at March 31, 2007	1,021,141	$17.84
Granted	73,800	26.97
Exercised	(46,718)	26.97
Cancelled – forfeited	(21,644)	18.51
Cancelled – expired	(113)	18.83

Ending outstanding	1,026,466	$18.57	3.56	$5,863,309

Ending vested and expected to vest	934,129	$18.53	3.51	$5,339,013

Ending exercisable	410,034	$17.35	2.89	$2,454,468

     The weighted-average grant-date fair value of options granted during the three months ended September 30, 2006 and September 30, 2007, was $5.39 and $10.90, respectively.
     Prior to the adoption of SFAS 123R, the Company presented the tax benefit of all tax deductions resulting from the exercise of stock options and restricted stock awards as operating activities in the Consolidated Statements of Cash Flows. SFAS 123R requires the benefits of tax deductions in excess of grant-date fair value be reported as a financing activity, rather than an operating activity.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007 (Unaudited)
Note C — Treasury Stock
     The Company’s Board of Directors approved the commencement of a share repurchase program in the fall of 1996. In June 2006, the Company’s Board of Directors approved a 1,500,000 share expansion to its existing share repurchase program, increasing the total number of shares approved for repurchase over the life of the program to 12,150,000 shares from 10,650,000 shares. Since the commencement of the share repurchase program, the Company has spent $158 million to repurchase 11,512,323 shares of its common stock, equal to 45% of the outstanding common stock had there been no repurchases. The average price of these repurchases is $13.74 per share. These purchases have been funded primarily from the net earnings of the Company, along with the proceeds from the exercise of common stock options. During the quarter ended September 30, 2007, the Company repurchased 152,927 shares for $4.1 million. The Company had 13,860,622 shares of common stock outstanding as of September 30, 2007, after reduction for the 11,512,323 shares in treasury.
Note D — Weighted Average Shares and Net Income Per Share
     Weighted average basic common and common equivalent shares decreased from 14,123,000 for the quarter ended September 30, 2006 to 13,889,000 for the quarter ended September 30, 2007. Weighted average diluted common and common equivalent shares decreased from 14,229,000 for the quarter ended September 30, 2006 to 14,062,000 for the quarter ended September 30, 2007. The net decrease in both of these weighted share calculations is due to the repurchase of common stock as noted above, partially offset by an increase in shares outstanding due to the exercise of stock options in the Company’s employee stock option plan.
     Net income per common and common equivalent shares was computed by dividing net income by the weighted average number of common and common stock equivalents outstanding during the quarter. The calculations of the basic and diluted weighted shares for the three and six months ended September 30, 2006 and 2007, are as follows:

	Three Months Ended September 30,
Income per Share	2006	2007
Net Income	$4,823,000	$5,632,000

Basic:
Weighted average common shares outstanding	14,123,000	13,889,000

Net Income per share	$0.34	$0.41

Diluted:
Weighted average common shares outstanding	14,123,000	13,889,000
Treasury stock impact of stock options	106,000	173,000

Total common and common equivalent shares	14,229,000	14,062,000

Net Income per share	$0.34	$0.40

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007 (Unaudited)
Note D — Weighted Average Shares and Net Income Per Share (continued)

	Six Months Ended September 30,
	2006	2007
Net Income	$9,463,000	$11,193,000

Basic:
Weighted average common shares outstanding	14,124,000	13,927,000

Net Income per share	$0.67	$0.80

	2006	2007

Diluted:
Weighted average common shares outstanding	14,124,000	13,927,000
Treasury stock impact of stock options	75,000	184,000

Total common and common equivalent shares	14,199,000	14,111,000

Net Income per share	$0.67	$0.79

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007 (Unaudited)
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
Note F — Acquisitions
     In December 2006, the Company’s wholly owned subsidiary, CorVel Enterprise Comp Inc., entered into an Asset Purchase Agreement with Hazelrigg Risk Management Services, Inc., a California based provider of integrated medical management, claims processing and technology services for workers’ compensation clients, and its affiliated companies (“Hazelrigg”) to acquire certain assets and liabilities of Hazelrigg, for an initial cash payment of $12 million. The acquisition closed in January 2007 and represented an expansion of CorVel’s Enterprise Comp service offering in the Southern California marketplace. The seller of Hazelrigg also has the potential to receive up to an additional $2.5 million in a cash earnout based upon the revenue collected by the Hazelrigg business during the one-year period after consummation of the acquisition, which may be accelerated based upon the occurrence of certain post-acquisition events. During the quarter ended September 30, 2007, the Company accrued the $2.5 million under this obligation. The Company completed the acquisition on January 31, 2007 and paid the initial cash payment of $12 million on that date.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007 (Unaudited)
Note F — Acquisitions (continued)
     The following table summarizes the fair value of the Hazelrigg assets acquired and liabilities assumed at the date of acquisition as adjusted to reflect the amount recognized on the earnout:

	Life	Amount
Accounts receivable, net		$1,100,000
Property and equipment, net		321,000
Covenant not to compete	5 years	250,000
Customer contracts	10 years	500,000
Customer relationships	10 years	500,000
Servicemark	15 years	250,000
TPA license	15 years	500,000
Goodwill		12,720,000

Subtotal		16,141,000

Less: Accounts payable and deferred income		1,348,000

Total		$14,793,000

     In June 2007, the Company’s wholly owned subsidiary, CorVel Enterprise Comp Inc., acquired 100% of the stock of the The Schaffer Companies Ltd., (“Schaffer”) for $12.3 million. Schaffer is a third party administrator headquartered in Maryland. The acquisition is expected to allow the Company to expand its service capabilities as a third-party administrator and provide claims processing services along with patient management services and network solutions services to an increased customer base. The sellers of Schaffer have the potential to receive up to an additional $3 million in a cash earnout based upon the revenue collected by the Schaffer business during the one-year period after completion of the acquisition. The Company will accrue the earnout when it is determinable beyond a reasonable doubt that the earnout target will be achieved. The results of Schaffer have been included in the Company’s results since June 2007.
     The following table summarizes the fair value of the Schaffer assets acquired and liabilities assumed at the date of acquisition:

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

     The following supplemental unaudited pro forma information presents the combined operating results of the Company and the acquired businesses during the six months ended September 30, 2006 and 2007, as if the acquisition had occurred at the beginning of each of the periods presented. The pro forma information is based on the historical financial statements of the Company and that of the acquired businesses. Amounts are not necessarily indicative of the results that may have been attained had the combinations been in effect at the beginning of the periods presented or that may be achieved in the future.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007 (Unaudited)
Note F — Acquisitions (continued)

	Six Months Ended September 30,
	2006	2007
Pro forma revenue	$150,923,000	$149,784,000

Pro forma income before income taxes	$16,124,000	$18,385,000

Pro forma net income	$9,836,000	$11,215,000

Pro forma basic earnings per share	$0.70	$0.81

Pro forma diluted earnings per share	$0.69	$0.80
Note G — Other Intangible Assets
     Other intangible assets consist of the following at September 30, 2007:

					Amortization
					Expense – Six	Accumulated
		Schaffer	Hazelrigg	Combined	Months Ended	Amortization as
		Acquisition	Acquisition	Intangible	September 30,	of September 30,
Item	Life	– Cost	– Cost	Cost	2007	2007
Covenant not to compete	5 years	$500,000	$250,000	$750,000	$60,000	$67,000
Customer contracts	10 years	400,000	500,000	900,000	40,000	47,000
Customer relationships	10 years	400,000	500,000	900,000	40,000	47,000
Servicemark	15 years	200,000	250,000	450,000	12,000	15,000
TPA license	15 years	400,000	500,000	900,000	25,000	31,000

Total		$1,900,000	$2,000,000	$3,900,000	$177,000	$207,000

Note H — Line of Credit
     In August 2007, the Company, upon authorization by its Board of Directors, entered into a credit agreement with a financial institution to provide a revolving credit facility with borrowing capacity of up to $10 million. This agreement expires in September 2008. Borrowings under this agreement bear interest, at the Company’s option, at a fixed LIBOR-based rate plus 1.25% or at the financial institution’s fluctuating prime lending rate. The loan covenants require the Company to maintain the current assets to liabilities ratio of at least 1.25:1, debt to tangible net worth not greater than 1:1 and have positive net income. This credit facility has not been utilized as of September 30, 2007.
Note I — Paid-in-capital
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
     Under SFAS 131, two or more operating segments may be aggregated into a single operating segment for financial reporting purposes if aggregation is consistent with the objective and basic principles of SFAS 131, if the segments have similar economic characteristics, and if the segments are similar in each of the following areas: 1) the nature of products and services; 2) the nature of the production processes; 3) the type or class of customer for their products and services; and 4) the methods used to distribute their products or provide their services. We believe each of the Company’s regions meet these criteria as they provide similar services to similar customers using similar methods of productions and similar methods to distribute their services.
Summary of Quarterly Results
     The Company generated revenues of $73.5 million for the quarter ended September 30, 2007, an increase of $6.2 million, or 9.2%, compared to revenues of $67.3 million for the quarter September 30, 2006.
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
     The Company’s cost of revenues increased by $3.9 million, from $50.9 million in the September 2006 quarter to $54.9 million in the September 2007 quarter, an increase of 7.7%. This increase was due to the January and June 2007 acquisitions of Hazelrigg and Schaffer. Excluding the acquisitions, the Company’s cost of revenues would have decreased by approximately 4%. The Company also benefited from a slight mix shift of revenue, excluding the acquisitions, from the lower margin patient management revenue to the higher margin network solutions revenue. As a result of these factors, the Company’s cost of revenues decreased due to a lower volume of business.

     The Company’s general and administrative costs increased by $0.9 million, or 10.7%, from $8.5 million in the September 2006 quarter to $9.4 million in the September 2007 quarter. This increase was primarily due to improvements to our proprietary software systems, including operations and infrastructure.
     The Company’s income tax expense increased by $0.5 million, or 17.5%, from $3.1 million in the September 2006 quarter to $3.6 million in the September 2007 quarter. The increase in income tax expense was primarily due to the increase in our revenues.
     Weighted average diluted shares decreased from 14.2 million shares in the September 2006 quarter to 14.1 million shares in the September 2007 quarter, a decrease of 167,000 shares or 1.2%. This decrease was primarily due to the Company’s repurchase of common shares during the December 2006, March 2007 and September 2007 quarters.
     Diluted earnings per share increased from $0.34 in the September 2006 quarter to $0.40 in the September 2007 quarter, an increase of $0.06 per share or 17.6%. The increase in diluted earnings per share was primarily due to the increase in the income before income taxes and the decrease in the weighted average diluted shares.
Results of Operations
     The Company derives its revenues from providing patient management and network solutions services to payors of workers’ compensation benefits, auto insurance claims and health insurance benefits. Patient management services include utilization review, medical case management, and vocational rehabilitation. Network solutions revenues include fee schedule auditing, hospital bill auditing, independent medical examinations, diagnostic imaging review services and preferred provider referral services. Network solutions has shown to be the stronger business over the past year as revenues have increased while patient management revenues have decreased. The percentages of total revenues attributable to patient management and network solutions services for the quarters ended September 30, 2006 and September 30, 2007 are as follows:

	September 30, 2006	September 30, 2007

Patient management services	39.0%	42.9%
Network solutions revenues	61.0%	57.1%

     The following table sets forth, for the periods indicated, the dollars and the percentage of revenues represented by certain items reflected in the Company’s consolidated income statements for the quarters ended September 30, 2006 and September 30, 2007. The Company’s past operating results are not necessarily indicative of future operating results.

	Three Months Ended	Three Months Ended	Dollar	Percentage
	September 30, 2006	September 30, 2007	Change	Change

Revenue	$67,329,000	$73,510,000	$6,181,000	9.2%
Cost of revenues	50,933,000	54,856,000	3,923,000	7.7%

Gross profit	16,396,000	18,654,000	2,258,000	13.8%

Gross profit percentage	24.4%	25.4%

General and administrative	8,489,000	9,398,000	909,000	10.7%
General and administrative percentage	12.6%	12.8%

Income before income tax provision	7,907,000	9,256,000	1,349,000	17.1%

Income before income tax provision percentage	11.7%	12.6%

Income tax provision	3,084,000	3,624,000	540,000	17.5%

Net income	$4,823,000	$5,632,000	$809,000	16.8%

Weighted Shares
Basic	14,123,000	13,889,000	(234,000)	-1.7%
Diluted	14,229,000	14,062,000	(167,000)	-1.2%

Earnings Per Share
Basic	$0.34	$0.41	$0.07	20.6%
Diluted	$0.34	$0.40	$0.06	17.6%
Revenues
Change in revenue from the three months ended September 2006 to the three months ended September 2007
     Revenues increased from $67.3 million for the three months ended September 30, 2006 to $73.5 million for the three months ended September 30, 2007, an increase of $6.2 million or 9.2%. The Company’s patient management revenues increased $5.2 million or 20% from $26.3 million in the September 2006 quarter to $31.5 million in the September 2007 quarter. This increase was primarily due to the January and June 2007 acquisitions of Hazelrigg and Schaffer. Excluding the acquisitions, patient management revenues decreased by $1.5 million, or 5.7%, from $26.3 million to $24.8 million, due to softness in the referral market. The Company’s network solutions revenues increased from $41.0 million in the September 2006 quarter to $42.0 million in the September 2007 quarter an increase of $1.0 million or 2.2%. This increase was primarily due to an increase in of out-of-network bills reviewed, which generate greater revenue per bill, and an increase in revenue per provider bill reviewed due to increased savings per bills for the Company’s customers.
     The Company believes that referral volume in patient management services and bill review volume in network solutions services will either decrease or reflect just nominal growth until there is growth in the number of work related injuries and workers compensation related claims.

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
Change in cost of revenue from the three months ended September 2006 to the three months ended September 2007
     The Company’s costs of revenues increased from $50.9 million in the quarter ended September 30, 2006 to $54.9 million in the quarter ended September 30, 2007, an increase of $3.9 million or 7.7%. This increase was due to the January and June 2007 acquisitions of Hazelrigg and Schaffer. Excluding the acquisitions, the Company’s cost of revenues would have decreased by approximately 4%, primarily due to a decrease in professional salaries by $1.0 million, from $13.5 million in the September 2006 quarter to $12.5 million in the September 2007 quarter. This decrease was primarily attributable to a decrease in the number of case managers. The Company improved its operating productivity in both its patient management and network solutions lines of business.
General and Administrative Costs
Change in cost of general and administrative expense from the three months ended September 2006 to the three months ended September 2007 quarter
     For the quarter ended September 30, 2007, general and administrative costs consisted of approximately 61% of corporate systems costs which include the corporate systems support, implementation and training, amortization of software development costs, depreciation of the hardware costs in the Company’s national systems, the Company’s national wide area network and other systems related costs. The remaining 39% of the general and administrative costs consisted of national marketing, national sales support, corporate legal, corporate insurance, human resources, accounting, product management, new business development and other general corporate matters. Approximately 30% of the non-systems portion of general and administrative costs during the September 2007 quarter pertained to the costs of corporate governance for compliance under the Sarbanes-Oxley Act of 2002.
     General and administrative costs increased from $8.5 million in the quarter ended September 30, 2006 to $9.4 million in the quarter ended September 30, 2007, an increase of $0.9 million or 10.7%. This increase was primarily due to an increase in corporate costs associated with the hiring of a national sales director and two product line managers.
Results of Operations for the Six Months Ended September 30, 2006 and 2007
     The following table sets forth, for the periods indicated, the dollars and the percentage of revenues represented by certain items reflected in the Company’s consolidated income statements for the six months ended September 30, 2006 and September 30, 2007. The Company’s past operating results are not necessarily indicative of future operating results.

	Six Months Ended	Six Months Ended	Dollar	Percentage
	September 30, 2006	September 30, 2007	Change	Change

Revenue	$137,091,000	$147,847,000	$10,756,000	7.8%
Cost of revenues	104,368,000	111,012,000	6,644,000	6.4%

Gross profit	32,723,000	36,835,000	4,112,000	12.6%

Gross profit percentage	23.9%	24.9%

General and administrative	17,209,000	18,475,000	1,266,000	7.4%
General and administrative percentage	12.6%	12.5%

Income before income tax provision	15,514,000	18,360,000	2,846,000	18.3%

Income before income tax provision percentage	11.3%	12.4%

Income tax provision	6,051,000	7,167,000	1,116,000	18.4%

Net income	$9,463,000	$11,193,000	$1,730,000	18.3%

Weighted Shares
Basic	14,124,000	13,927,000	(197,000)	-1.4%
Diluted	14,199,000	14,111,000	(88,000)	-0.6%

Earnings Per Share
Basic	$0.67	$0.80	$0.13	19.4%
Diluted	$0.67	$0.79	$0.12	17.9%
Revenues
Change in revenue from the six months ended September 2006 to the six months ended September 2007
     Revenues increased from $137.1 million for the six months ended September 30, 2006 to $147.8 million for the six months ended September 30, 2007, an increase of $10.8 million or 7.8%. This increase in revenue was primarily due to the January and June 2007 acquisitions of Hazelrigg and Schaffer. The Company’s patient management revenues increased $8.2 million or 15.3% from $53.6 million in the September 2006 quarter to $61.8 million in the September 2007 quarter. This increase was due to the January and June 2007 acquisitions of Hazelrigg and Schaffer, offset by a decrease in case management services revenue within patient management of $4.0 million. The Company’s network solutions revenues increased from $83.5 million in the September 2006 quarter to $86.0 million in the September 2007 quarter, an increase of $2.5 million or 3.1%. This increase was primarily due an increase in revenue per provider bill reviewed due to increased savings per bill for the Company’s customers.
     The continued softness in the national labor market, especially the manufacturing sector of the economy, has caused a reduction in the overall claims volume and a reduction in case management and bill review volume. The Company believes that referral volume in patient management services and bill review volume in network solutions will continue to reflect just nominal growth until there is growth in the number of work related injuries and workers’ compensation related claims.
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
Change in cost of revenue from the six months ended September 2006 to the six months ended September 2007
     The Company’s cost of revenues increased from $104.4 million for the six months ended September 30, 2006 to $111.0 million for the six months ended September 30, 2007, an increase of $6.6 million or 6.4%. The increase in cost of revenues was due to the January and June 2007 acquisitions of Hazelrigg and Schaffer and the costs associated with operating those businesses. This was partially offset by the Company improving its operating productivity in both its patient management and network solutions lines of business.
General and Administrative Costs
Change in cost of general and administrative expense from the six months ended September 2006 to the six months ended September 2007
     For the six months ended September 30, 2007, general and administrative costs consisted of approximately 61% corporate systems costs which include the corporate systems support, implementation and training, amortization of software development costs, depreciation of the hardware costs in the Company’s national systems, the Company’s national wide area network and other systems related costs. The remaining 39% of the general and administrative costs consisted of national marketing, national sales support, corporate legal, corporate insurance, human resources, accounting, product management, new business development and other general corporate matters.
     General and administrative costs increased from $17.2 million for the six months ended September 30, 2006 to $18.5 million for the six months ended September 30, 2007, an increase of $1.3 million or 7.4%. This increase was primarily due to the increase in the costs of managing the Company’s information systems, an increase in sales meetings and salaries, and an increase in corporate staffing requirements.
Income Tax Provision
     The Company’s income tax expense increased by $1.1 million or, 18.4%, from $6.1 million for the six months ended September 30, 2006 to $7.2 million for the six months ended September 30, 2007 due to the increase in income before income taxes from $15.5 million to $18.4 million for the same periods, respectively. The income tax expense as a percentage of income before income taxes was 39.0% for the six months ended September 2006 and September 2007. The income tax provision rates were based upon management’s review of the Company’s estimated annual income tax rate, including state taxes. This effective tax rate differed from the statutory federal tax rate of 35.0% primarily due to state income taxes and certain non-deductible expenses.
Liquidity and Capital Resources
     The Company has historically funded its operations and capital expenditures primarily from cash flow from operations, and to a lesser extent, stock option exercises. Net working capital decreased $9 million, or 24%, from $35 million as of March 31, 2007 to $26 million as of September 30, 2007, primarily due to a decrease in cash from $15 million as of March 31, 2007 to $9 million as of September 30, 2007. The decrease in cash is primarily due to the acquisition of Schaffer during the June 2007 quarter.
     The Company believes that cash from operations, available funds under its line of credit, and funds from exercise of stock options granted to employees are adequate to fund existing obligations, repurchase shares of the Company’s common stock, introduce new services, and continue to develop healthcare related businesses for at least the next twelve months. The Company regularly evaluates cash requirements for current operations and commitments, and for capital acquisitions and other strategic transactions. The Company may elect to raise additional funds for these purposes, either through debt or additional equity, the sale of investment securities or otherwise, as appropriate. Additional equity or debt financing may not be available on terms favorable to us or at all.

     As of September 30, 2007, the Company had $9 million in cash and cash equivalents, invested primarily in short-term, interest-bearing, highly liquid investment-grade securities with maturities of 90 days or less in a federally regulated bank. As noted previously, the Company paid $12 million on May 31, 2007 to acquire Schaffer. This amount was paid from cash on hand.
     In August 2007, the Company entered into a credit agreement with a financial institution to provide a revolving credit facility with borrowing capacity of up to $10 million. This agreement expires in September 2008. Borrowings under this agreement bear interest, at the Company’s option, at a fixed LIBOR-based rate (5.30% at September 30, 2007) plus 1.25% or at the financial institution’s fluctuating prime lending rate (7.75% at September 30, 2007). The loan covenants require the Company to maintain the current assets to liabilities ratio of at least 1.25:1, debt to tangible net worth not greater than 1:1 and have positive net income. There are no outstanding revolving loans as of the date hereof, but letters of credit in the aggregate amount of $5.8 million have been issued under a letter of credit sub-limit that does not reduce the amount of borrowings available under the revolving credit facility.
     The Company has historically required substantial capital to fund the growth of its operations, particularly working capital to fund the growth in accounts receivable and capital expenditures. The Company believes, however, that the cash balance at September 30, 2007 along with anticipated internally generated funds, the credit facility and taking into account the cash used to acquire the Hazelrigg and Schaffer businesses, including the related earnout commitments, would be sufficient to meet the Company’s expected cash requirements for at least the next twelve months.
Operating Cash Flows
Six months ended September 30, 2006 compared to six months ended September 30, 2007
     Net cash provided by operating activities increased $4.0 million, or 26.9%, from $14.9 million in the six months ended September 30, 2006 compared to $18.9 million in the six months ended September 30, 2007. The increase in the cash flow from operating activities was primarily due to the increase in net income and accounts receivable for the six months ended September 30, 2007 compared to the six months ended September 30, 2006.
Investing Activities
Six months ended September 30, 2006 compared to six months ended September 30, 2007
     Net cash flow used in investing activities increased $18.0 million, or 596.7%, from $3.0 million in the six months ended September 30, 2006 to $21.0 million in the six months ended September 30, 2007. The increase in net cash used in investing activities is primarily due to the Company’s acquisition of The Schaffer Companies, Ltd.
Financing Activities
Six months ended September 30, 2006 compared to six months ended September 30, 2007
     Net cash flow used in financing activities decreased $0.6 million, or 14.6%, from $4.1 million for the six months ended September 30, 2006 to $3.5 million for the six months ended September 30, 2007. The primary reason for the decrease in cash flow used in financing activities was due to a decrease in the purchase of common stock under the Company’s stock repurchase program. During the six months ended September 30, 2006, the Company spent $5.4 million to repurchase 233,933 shares of its common stock. During the six months ended September 30, 2007, the Company spent $4.1 million to repurchase 152,927 shares of its common stock. In June 2006, the Board of Directors increased the number of shares authorized to be repurchased over the life of the repurchase program by an additional 1,500,000 shares to 12,150,000 shares. The Company has historically used cash provided by operating activities and from the exercise of stock options to repurchase stock. The Company may use some of the cash on the balance sheet at September 30, 2007 to repurchase additional shares of its common stock in the future.

     The following table summarizes the Company’s contractual obligations outstanding as of September 30, 2007.

	Payments Due by Period
		Within One	Between Two and	Between Four and	More than
	Total	Year	Three Years	Five Years	Five Years

Operating leases $	47,626,464	$12,651,440	$18,669,568	$9,798,340	$6,507,116
Inflation
     The Company experiences pricing pressures in the form of competitive prices. The Company is also impacted by rising costs for certain inflation-sensitive operating expenses such as labor and employee benefits, and facility leases. However, the Company generally does not believe these impacts are material to its revenues or net income.
Off-Balance Sheet Arrangements
        The Company does not have any off-balance sheet arrangements as defined by the Securities and Exchange Commission. However, from time to time the Company enters into certain types of contracts that contingently require the Company to indemnify parties against third-party claims. The contracts primarily relate to: (i) certain contracts to perform services, under which the Company may provide customary indemnification to the purchases of such services; (ii) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises; and (iii) certain agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their relationship with the Company. The terms of such obligations vary by contract and in most instances a specific or maximum dollar amount is not explicitly stated therein. Generally, amounts under these contracts cannot be reasonably estimated until a specific claim is asserted. Consequently, no liabilities have been recorded for these obligations on the Company’s balance sheets for any of the periods presented. Additionally, the Company may pay an additional $2.5 million earnout relating to the purchase of Hazelrigg and an additional $3.0 million earnout relating to the purchase of Schaffer contingent upon certain performance criteria being met.
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
     Cost of Revenues: Cost of revenues consists primarily of the compensation and fringe benefits of field personnel, including managers, medical bill analysts, field case managers, telephonic case managers, systems support, administrative support, account managers and account executives and related facility costs including rent, telephone and office supplies. Historically, the costs associated with these additional personnel and facilities have been the most significant factor driving increases in the Company’s cost of revenues. Local managed and incurred IT costs are charged to cost of revenues whereas the costs incurred and managed at the corporate offices are charged to general and administrative expense.
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
     There has been no material change in the net reserve balance during the past three fiscal years. No one customer accounted for 10% or more of accounts receivable at September 30, 2006 and 2007.
     Goodwill and Long-Lived Assets: Goodwill arising from business combinations represents the excess of the purchase price over the estimated fair value of the net assets of the acquired business. Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is tested annually for impairment or more frequently if circumstances indicate the potential for impairment. Also, management tests for impairment of its intangible assets and long-lived assets on an ongoing basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company’s impairment is conducted at a company-wide level. The measurement of fair value is based on an evaluation of future discounted cash flows and is further tested using a multiple of earnings approach. In projecting the Company’s cash flows, management considers industry growth rates and trends and cost structure changes. Based on its review, no impairment of its goodwill, intangible assets or other long-lived assets existed at September 30, 2007. However, future events or changes in current circumstances could affect the recoverability of the carrying value of goodwill and long-lived assets. Should an asset be deemed impaired, an impairment loss would be recognized to the extent the carrying value of the asset exceeded its estimated fair market value.
     Accrual for Self-Insurance Costs: The Company self-insures for the group medical costs and workers’ compensation costs of its employees. The Company purchases stop-loss insurance for large claims. Management believes that the self-insurance reserves are appropriate; however, actual claims costs may differ from the original estimates requiring adjustments to the reserves. The Company determines its estimated self-insurance reserves based upon historical trends along with outstanding claims information provided by its claims paying agents.

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
       For the six months ended September 30, 2007, the Company recorded share-based compensation expense of $730,000. Share-based compensation is based on awards ultimately expected to vest; therefore, it has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
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
     In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“SFAS 159”), which permits entities to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of fiscal years after November 15, 2007. The Company is currently evaluating the impact that SFAS 159 will have on its consolidated financial position, results of operations, and cash flows as of its adoption in fiscal 2009.
Item 3 – Quantitative and Qualitative Disclosures About Market Risk -
     As of September 30, 2007, the Company held no market risk sensitive instruments for trading purposes, and the Company did not employ any derivative financial instruments, other financial instruments, or derivative commodity instruments to hedge any market risk. The Company had no debt outstanding as of September 30, 2007.
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
     A material weakness in internal control over financial reporting is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (United States) Auditing Standard No. 5), or a combination of control deficiencies, that result in there being more than a remote likelihood of material misstatement in the annual or interim financial statements would not be prevented or detected.
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
       Control environment. We did not maintain an effective control environment. Specifically, (i) we did not ensure that the Board of Directors’ committees evaluated their respective performance against the functions mandated by their respective charters, (ii) the lines of responsibilities within our accounting and reporting function did not support adequate control over financial reporting, (iii) we did not maintain sufficient anti-fraud controls, such as an effective independent whistleblower program, effective human resource procedures such as background investigations and consistent performance reviews for key personnel, effective communication regarding performance expectations and ensuring adequate understanding and reinforcement of the code of conduct and (iv) we failed to maintain a sufficient complement of skilled personnel in the areas of accounting and financial reporting.
     Segregation of duties. We did not maintain proper segregation of duties. Specifically, proper segregation of duties affecting expenditures, accounts payable, payroll and cash disbursements was not maintained. Management identified multiple instances where various employees were responsible for custody, initiating, recording, and/or approving transactions.
     Accounting for income taxes. Effective controls over income tax accounting were not maintained. Specifically, controls were not designed and in place to ensure that: (i) calculations, assumptions, exposures, estimates, and disclosures are properly reviewed, (ii) temporary and permanent book to tax differences are properly identified, (iii) deferred tax assets are recoverable, (iv) all tax-related accounts, including the income tax provision rate and pre-tax income, are properly reconciled to the trial balance and tax returns, (v) all quarterly tax payments are accurately tracked and recorded, and (vi) accounting personnel possessed sufficient knowledge with respect to GAAP in this area.
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
Remediation Activities
     The Company has engaged the services of a large CPA firm to assist management with income taxes and stock-based compensation accounting. This engagement enables the Company to obtain and utilize specialized expertise as needed. Management has utilized this expertise to develop and implement additional controls over income tax accounting and stock-based compensation. Management has also utilized this expertise to assist in the preparation of various schedules and reports related to tax and stock-based compensation accounting.
     During the prior quarter the Company upgraded its accounting software. Management has initiated a major project that will apply the upgraded accounting software and enable additional automated controls over the financial statement close process.
     The Company has undertaken an IT project to implement software that will enable the Company to implement additional controls over accounts payable process.
     Management continues to evaluate various controls and procedures that would enable the Company to remediate the material weaknesses previously noted.
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
     We, through our utilization management services, make recommendations concerning the appropriateness of providers’ medical treatment plans of patients throughout the country, and as a result, could be exposed to claims for adverse medical consequences. There can be no assurance that we will not be subject to claims or litigation related to the authorization or denial of claims for payment of benefits or allegations that we engage in the practice of medicine or the delivery of medical services.
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
     The markets for our Network Services and Care Management Services businesses are also fragmented and competitive. Our competitors include national managed care providers, preferred provider networks, smaller independent providers and insurance companies. Companies that offer one or more workers’ compensation managed care services on a national basis are our primary competitors. We also compete with many smaller vendors who generally provide unbundled services on a local level, particularly companies with an established relationship with a local insurance company adjuster. In addition, several large workers’ compensation insurance carriers offer managed care services for their customers, either by performance of the services in-house or by outsourcing to organizations like ours. If these carriers increase their performance of these services in-house, our business may be adversely affected. In addition, consolidation in the industry may result in carriers performing more of such services in-house.
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
     Our acquisition of other businesses may result in significant increases in our intangible assets and goodwill. We regularly evaluate whether events and circumstances have occurred indicating that any portion of our intangible assets and goodwill may not be recoverable. Annually, and when factors indicate that intangible assets and goodwill should be evaluated for possible impairment, we may be required to reduce the carrying value of these assets. We cannot currently estimate the timing and amount of any such charges.
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
     While we are not directly impacted by seasonal shifts, we are affected by the change in working days in a given quarter. There are generally fewer working days for our employees to generate revenue in the third fiscal quarter as we experience vacations, inclement weather and holidays.
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
     Our fiscal 2007 management assessment and related audit revealed material weaknesses in our internal controls over financial reporting. We are attempting to cure these material weaknesses by taking the steps described in Part I, Item 4 of this report, but we have not yet completed such remediation and there can be no assurance that such remediation will be successful. During the course of our continued testing, we also may identify other material weaknesses, in addition to the ones already identified, which we may not be able to remediate in a timely manner or at all. If we continue to fail to achieve and maintain effective internal controls, we will not be able to conclude that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Failure to achieve and maintain an effective internal control environment, and delays in completing our internal controls and financial audits, could cause investors to lose confidence in our reported financial information and us, which could result in a decline in the market price of our common stock, and cause us to fail to meet our reporting obligations in the future, which in turn could impact our ability to raise equity financing if needed in the future.
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
     There were no sales of unregistered securities during the period covered by this report. The following table summarizes any repurchases of the Company common stock made by or on behalf of the Company for the quarter ended September 30, 2007 pursuant to a publicly announced plan.

			Total Number of	Maximum Number
		Average	Shares Purchased	of Shares That May
	Total Number	Price Paid	as Part of Publicly	Yet Be Purchased
Period	of Shares Purchased	Per Share	Announced Program	Under the Program

July 1 to July 31, 2007	100,100	27.67	11,459,496	690,504
August 1 to August 31, 2007	52,827	25.58	11,512,323	637,677
September 1 to September 30, 2007	0	0	11,512,323	637,677

Total	152,927	$26.95	11,512,323	637,677

     In 1996, the Company’s Board of Directors authorized a stock repurchase program for up to 100,000 shares of the Company’s common stock. The Company’s Board of Directors has periodically increased the number of shares authorized for repurchase under the repurchase program. The most recent increase occurred in June 2006 and brought the number of shares authorized for repurchase to 12,150,000 shares over the life of the repurchase program. There is no expiration date for the repurchase program.

Item 3 — Defaults Upon Senior Securities – None.
Item 4 — Submission of Matters to a Vote of Security Holders -
The Annual Meeting of Stockholders was held on August 2, 2007 to act on the following matters:
1.	To elect five directors, each to serve until the 2008 annual meeting of stockholders or until his or her successor has been duly elected and qualified. The following directors were elected at the 2007 Annual Meeting: V. Gordon Clemons, Steven J. Hamerslag, Alan R. Hoops, R. Judd Jessup, and Jeffery J. Michael. The votes cast for Mr. Clemons were 9,448,565 shares, with 3,482,068 votes withheld. The votes cast for Mr. Hamerslag were 7,931,899 shares, with 4,998,734 votes withheld. The votes cast for Mr. Hoops were 7,932,033 shares, with 4,998,600 votes withheld. The votes cast for Mr. Jessup were 9,100,308 shares, with 3,830,325 votes withheld. The votes cast for Mr. Michael were 8,737,652 shares, with 4,192,981 votes withheld.

2.	To approve an amendment to our Certificate of Incorporation to increase the maximum number of shares of our common stock (the “Common Stock”) authorized for issuance from 30,000,000 to 60,000,000 shares. The amendment was approved with a total of 12,097,509 shares voting for, 822,648 shares voting against, and 10,476 shares abstaining.

3.	To ratify the appointment of Haskell & White LLP as our independent auditors for the fiscal year ending March 31, 2008. The appointment was ratified with a total of 12,889,927 shares voting for, 38,714 shares voting against, and 1,992 shares abstaining.

Based on these voting results, all of the above matters were approved.
Item 5 — Other Information – None.
Item 6 — Exhibits –
3.1   Amended and Restated Certificate of Incorporation of the Company. Incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 filed on November 8, 2007.
3.2   Amended and Restated Bylaws of the Company.  Incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 filed on August 14, 2006.
10.16 Credit Agreement dated August 1, 2007 by and between CorVel Corporation and Wells Fargo Bank, National Association. Incorporated herein by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed on August 6, 2007.
10.17 Revolving Line of Credit Note dated August 1, 2007 by CorVel Corporation in favor of Wells Fargo Bank, National Association. Incorporated herein by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed on August 6, 2007.
10.18 Form of Partial Waiver of Automatic Option Grant executed by Directors
31.1 Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2 Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CORVEL CORPORATION

By:	Daniel J. Starck

Daniel J. Starck, President, Chief Executive Officer, and Chief Operating Officer

By:	Scott R. McCloud

Scott R. McCloud, Chief Financial Officer
November 8, 2007

Exhibit Index
3.1 Amended and Restated Certificate of Incorporation of the Company. Incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 filed on November 8, 2007.
3.2 Amended and Restated Bylaws of the Company. Incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 filed on August 14, 2006.
10.16 Credit Agreement dated August 1, 2007 by and between CorVel Corporation and Wells Fargo Bank, National Association. Incorporated herein by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed on August 6, 2007.
10.17 Revolving Line of Credit Note dated August 1, 2007 by CorVel Corporation in favor of Wells Fargo Bank, National Association. Incorporated herein by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed on August 6, 2007.
10.18 Form of Partial Waiver of Automatic Option Grant executed by Directors
31.1 Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2 Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)