Form 10-Q
period 2007-12-31
CORVEL CORP
filed 2008-02-08
CIK 874866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007
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

Registrant’s telephone number, including area code: (949) 851-1473
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act: (Check one):
Large accelerated filer ☐   Accelerated filer ☑   Non-accelerated filer ☐   Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     The number of shares outstanding of the registrant’s Common Stock, $0.0001 Per Share, as of January 22, 2008 was 13,728,077.

CORVEL CORPORATION
FORM 10-Q

Part I — Financial Information
Item 1. Financial Statements
CORVEL CORPORATION
CONSOLIDATED BALANCE SHEETS

		December 31, 2007
	March 31, 2007	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$15,020,000	$11,320,000
Accounts receivable, net	41,027,000	40,452,000
Prepaid taxes and expenses	3,090,000	3,508,000
Deferred income taxes	5,150,000	5,139,000

Total current assets	64,287,000	60,419,000

Property and equipment, net	24,864,000	30,844,000
Goodwill	22,341,000	35,407,000
Other intangibles, net	1,970,000	3,588,000
Other assets	306,000	123,000

TOTAL ASSETS	$113,768,000	$130,381,000

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts and taxes payable	$13,418,000	$14,243,000
Accrued liabilities	15,851,000	18,447,000

Total current liabilities	29,269,000	32,690,000

Deferred income taxes	5,302,000	6,113,000

Commitments and contingencies

Stockholders ‘ Equity

Common stock, $.0001 par value: 60,000,000 shares authorized; 25,320,089 shares (13,960,692, net of Treasury shares) and 25,414,491 shares (13,730,695, net of Treasury shares) issued and outstanding at March 31, 2007 and December 31, 2007, respectively	3,000	3,000

Paid-in-capital	75,554,000	78,880,000

Treasury Stock, (11,359,397 shares at March 31, 2007 and 11,683,796 shares at December 31, 2007)	(154,091,000)	(162,216,000)

Retained earnings	157,731,000	174,911,000

Total stockholders’ equity	79,197,000	91,578,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$113,768,000	$130,381,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
CONSOLIDATED INCOME STATEMENTS — UNAUDITED

	Three Months Ended December 31,
	2006	2007

REVENUES	$66,580,000	$76,679,000
Cost of revenues	51,048,000	56,279,000

Gross profit	15,532,000	20,400,000
General and administrative expenses	9,263,000	10,584,000

Income before income tax provision	6,269,000	9,816,000
Income tax provision	2,444,000	3,829,000

NET INCOME	$3,825,000	$5,987,000

Net income per common and common equivalent share
Basic	$0.27	$0.43

Diluted	$0.27	$0.43

Weighted average common and common equivalent
Basic	14,026,000	13,813,000
Diluted	14,368,000	13,964,000

CORVEL CORPORATION
CONSOLIDATED INCOME STATEMENTS — UNAUDITED

	Nine Months Ended December 31,
	2006	2007

REVENUES	$203,671,000	$224,526,000
Cost of revenues	155,416,000	167,291,000

Gross profit	48,255,000	57,235,000
General and administrative expenses	26,472,000	29,059,000

Income before income tax provision	21,783,000	28,176,000
Income tax provision	8,495,000	10,996,000

NET INCOME	$13,288,000	$17,180,000

Net income per common and common equivalent share
Basic	$0.94	$1.24

Diluted	$0.93	$1.22

Weighted average common and common equivalent
Basic	14,091,000	13,889,000
Diluted	14,255,000	14,062,000
See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
CONSOLIDATED INCOME STATEMENTS OF CASH FLOWS — UNAUDITED

	Nine Months Ended December 31,
	2006	2007
Cash flows from Operating Activities
NET INCOME	$13,288,000	$17,180,000

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	7,615,000	8,686,000
Loss on disposal of assets	279,000	130,000
Tax benefits from stock options exercised	2,256,000	271,000
Stock compensation expense	921,000	1,156,000
Write-off of uncollectible accounts	2,387,000	2,195,000

Changes in operating assets and liabilities
Accounts receivable	(1,435,000)	(258,000)
Prepaid taxes and expenses	(654,000)	(418,000)
Accounts and taxes payable	(355,000)	(252,000)
Accrued liabilities	777,000	(1,199,000)
Provision for deferred income taxes	(1,469,000)	149,000
Other assets	82,000	36,000

Net cash provided by operating activities	23,692,000	27,676,000

Cash Flows from Investing Activities
Assets purchased in acquisition	—	(12,300,000)
Purchase of Property & Equipment	(5,516,000)	(12,201,000)

Net cash used in investing activities	(5,516,000)	(24,501,000)

Cash Flows from Financing Activities
Purchase of Treasury Stock	(16,631,000)	(8,125,000)
Tax effect of stock compensation expense	(359,000)	(451,000)
Exercise of employee stock purchase options	194,000	172,000
Exercise of common stock options	8,417,000	1,529,000

Net cash used in financing activities	(8,379,000)	(6,875,000)

Increase/(Decrease) in cash and cash equivalents	9,797,000	(3,700,000)
Cash and cash equivalents at beginning of period	14,206,000	15,020,000

Cash and cash equivalents at end of period	$24,003,000	$11,320,000

Supplemental Cash Flow Information:
Income taxes paid	9,221,000	12,019,000
Interest paid	—	2,000
Non cash financing activity related to tax benefits	642,000	—
Accrual of earnout related to acquisition	—	2,500,000
Software License	—	1,727,000
See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 (Unaudited)
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
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2008. For further information, refer to the consolidated financial statements and footnotes for the year ended March 31, 2007 included in the Company’s Annual Report on Form 10-K.
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
     Cash and Cash Equivalents: Cash and cash equivalents consists of short-term, highly-liquid investment-grade, interest-bearing securities with maturities of 90 days or less when purchased. The carrying amounts of the Company’s financial instruments approximate their fair values at March 31, 2007 and December 31, 2007.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 (Unaudited)
Note A — Basis of Presentation and Summary of Significant Accounting Policies (continued)
     Revenue Recognition: The Company’s revenues are recognized primarily as services are rendered based on time and expenses incurred or units of production processed. A certain portion of the Company’s revenues are derived from fee schedule auditing which is based on the number of provider charges audited and on a percentage of savings achieved for the Company’s customers. We generally recognize revenue when there is persuasive evidence of an arrangement, the services have been provided to the customer, the sales price is fixed or determinable, and collectability is reasonably assured. We reduce revenue for estimated contractual allowances and record any amounts invoiced to the customer in advance of service performance as deferred revenue.
     Accounts Receivable: The majority of the Company’s accounts receivable are due from companies in the property and casualty insurance industries. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company and the condition of the general economy and the industry as a whole. No one customer accounted for 10% or more of accounts receivable at either March 31, 2007 or December 31, 2007. No customer accounted for 10% or more of revenue during the fiscal year ended March 31, 2007 or either three or nine month period ended December 31, 2006 or 2007.
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

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 (Unaudited)
Note A — Basis of Presentation and Summary of Significant Accounting Policies (continued)
     Income Taxes: The Company provides for income taxes under the liability method. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities as measured by the enacted tax rates which are expected to be in effect when these differences reverse. Income tax expense is the tax payable for the period and the change during the period in net deferred tax assets and liabilities. The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”) on April 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits.
     Earnings Per Share: Earnings per common share-basic is based on the weighted average number of common shares outstanding during the period. Earnings per common shares-diluted is based on the weighted average number of common shares and common share equivalents outstanding during the period. In calculating earnings per share, earnings are the same for the basic and diluted calculations. Weighted average shares outstanding decreased for diluted earnings per share due to the share repurchase program and a reduction in the treasury impact of stcok options.
     Stock Split: During the quarter ended December 31, 2006, the Company’s Board of Directors declared a three-for-two stock split in the form of a 50% stock dividend with a record date of November 20, 2006 and a distribution date of December 8, 2006.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 (Unaudited)
Note B — Stock Based Compensation and Stock Options
     Under the Company’s Restated Omnibus Incentive Plan (Formerly The Restated 1988 Executive Stock Option Plan) (the “Plan”) as in effect at December 31, 2007, options for up to 9,682,500 shares (adjusted for the three-for-two stock split in the form of a 50% stock dividend distributed on December 8, 2006 to shareholders of record on November 20, 2006) of the Company’s common stock may be granted to employees, non-employee directors and consultants at exercise prices not less than the fair market value of the stock at the date of grant. Options granted under the Plan are non-statutory stock options and generally vest 25% one year from date of grant and the remaining 75% vesting ratably each month for the next 36 months. The options granted to employees and non-employee members of the board of directors expire at the end of five years and ten years from the date of grant, respectively. Prior to fiscal year 2007, the Company had not granted any performance-based stock options under the Plan. In May 2006, however, the Company granted options for 149,000 shares whose exercise price equaled the fair market value of the Company’s common stock at the date of grant, which will only vest if the Company attains certain earnings per share targets, as established by the Company’s Board of Directors, for calendar years 2008, 2009, and 2010. The Company’s current operating results for the calendar year 2007 are tracking towards the targets established by the Board of Directors. The Company included the performance based options in the stock compensation expense for the quarter ended December 31, 2007 due to the determination that it is probable that the targets will be achieved for the calendar year 2008. The Company has historically issued new shares to satisfy option exercises as opposed to issuing shares from treasury stock. Prior to the quarter ended June 30, 2006, the first quarter of fiscal year ending March 31, 2007, the Company accounted for its stock-based compensation under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Under APB 25, no stock option expense was reflected in net income because the Company grants stock options with an exercise price equal to the market price of the underlying common stock on the date of grant.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 (Unaudited)
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
     The table below shows the amounts recognized in the financial statements for the three and nine months ended December 31, 2006 and 2007, respectively.

	Three Months Ended
	December 31, 2006	December 31, 2007
Cost of revenues	$95,000	$146,000
General and administrative	241,000	279,000

Total cost of stock-based compensation included in income, before income tax	336,000	425,000
Amount of income tax benefit recognized	(131,000)	(166,000)

Amount charged against income	$205,000	$259,000

Effect on diluted income per share	($0.01)	($0.02)

	Nine Months Ended
	December 31, 2006	December 31, 2007
Cost of revenues	$560,000	$373,000
General and administrative	361,000	783,000

Total cost of stock-based compensation included in income, before income tax	921,000	1,156,000
Amount of income tax benefit recognized	(359,000)	(451,000)

Amount charged against income	$562,000	$705,000

Effect on diluted income per share	($0.04)	($0.05)

     As the Company achieves the earnings per share targets in calendar years 2008, 2009, and 2010, the Company will recognize the performance based related expense, based upon the fair values on the date of grant, during the period when it is determined that it is probable that the performance based options will be earned. The Company determined it is probable that the targets will be achieved for calendar year 2008 and the expense was recognized.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 (Unaudited)
Note B — Stock Based Compensation and Stock Options (continued)
     The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model with the assumptions included in the table below. The Company uses historical data among other factors to estimate the expected volatility, the expected option life, and the expected forfeiture rate. The risk-free rate is based on the interest rate paid on a U.S. Treasury issue with a term similar to the estimated life of the option. Based upon the historical experience of options cancellations, the Company has estimated an annualized forfeiture rate of 6.3% and 6.9% for the three months ended December 31, 2006 and 2007, respectively. Forfeiture rates will be adjusted over the requisite service period when actual forfeitures differ, or are expected to differ, from the estimate. The following assumptions were used to estimate the fair value of options granted during the three months ended December 31, 2006 and 2007 using the Black-Scholes option-pricing model:

	Three Months Ended December 31,
	2006	2007

Risk-free interes t rate	4.60%	4.05%

Expected volatility	39%	40%

Expected dividend yield	0.00%	0.00%

Expected forfeiture rate	6.30%	6.85%

Expected weighted average life of option in years	4.9 years	4.7 years
     Under the Company’s Restated Omnibus Incentive Plan (formerly the Restated 1988 Executive Stock Option Plan), (“the Plan”) as in effect at December 31, 2007, options for up to 9,682,500 shares of the Company’s common stock may be granted at exercise prices not less than 100% of the fair value of the Company’s common stock on date of grant. Of this amount, 1,294,134 shares of the Company’s common stock remain available for future grant or issuance under the Plan. Options granted under the Plan are non-statutory stock options, and options granted generally have a maximum life of five years for employees and 10 years for non-employee directors. Options will generally become exercisable for 25% of the options shares one year from the date of grant and then, for the remaining 75% of the options, ratably over the following 36 months, respectively. All options granted in the nine months ended December 31, 2006 and 2007 had exercise prices that equaled the fair value of the Company’s common stock on the date of grant and are non-statutory stock options.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 (Unaudited)
Note B — Stock Based Compensation and Stock Options (continued)
     Summarized information for all stock options for the three and nine months ended December 31, 2006 and 2007 follows:

	Three Months Ended December 31, 2006		Three Months Ended December 31, 2007
	Shares	Average Price	Shares	Average Price

Options outstanding, beginning	1,364,057	$17.05	1,026,466	$18.57
Options granted	111,675	29.79	31,100	25.30
Options exercised	(358,790)	18.27	(41,330)	20.03
Options cancelled	(4,275)	18.66	(3,279)	21.37

Options outstanding, ending	1,112,667	$17.93	1,012,957	$18.71

	Nine Months Ended December 31, 2006		Nine Months Ended December 31, 2007
	Shares	Average Price	Shares	Average Price

Options outstanding, beginning	1,271,883	$17.28	1,021,141	$17.84
Options granted	469,275	19.29	104,900	26.47
Options exercised	(462,507)	18.00	(88,048)	17.89
Options cancelled	(165,984)	16.66	(25,036)	18.88

Options outstanding, ending	1,112,667	$17.93	1,012,957	$18.71

The following table summarizes the status of stock options outstanding and exercisable at December 31, 2007:

					Exercisable
		Weighted	Outstanding	Exercisable	Options
		Average	Options	Options	Weighted
		Remaining	Weighted	Number of	Average
	Number of	Contractual	Average	Exercisable	Exercise
Range of Exercise Price	Outstanding Options	Life	Exercise Price	Options	Price

$8.08 to $15.55	271,767	3.00	$12.91	147,250	$12.45
$15.76 to $15.79	272,553	3.26	$15.77	53,978	$15.77
$16.67 to $25.30	267,555	3.35	$19.98	176,352	$19.77
$25.83 to $47.70	201,082	4.07	$28.84	45,295	$27.72

Total	1,012,957	3.38	$18.71	422,875	$17.56

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 (Unaudited)
Note B — Stock Based Compensation and Stock Options (continued)
     A summary of the status for all outstanding options at March 31, 2007 and December 31, 2007, and changes during the nine months then ended is presented in the table below:

			Weighted Average	Aggregate Intrinsic
	Number of	Weighted Average	Remaining Contractual	Value as of
	Options	Exercise Per Share	Life (Years)	December 31, 2007

Options outstanding at March 31, 2007	1,021,141	$17.84
Granted	104,900	26.47
Exercised	(88,048)	17.89
Cancelled — forfeited	(24,015)	18.74
Cancelled — expired	(1,021)	22.26

Ending outstanding	1,012,957	$18.71	3.38	$5,629,322

Ending vested and expected to vest	919,128	$18.68	3.33	$5,118,134

Ending exercisable	422,875	$17.56	2.68	$2,539,917

     The weighted-average grant-date fair value of options granted during the three months ended December 31, 2006 and December 31, 2007, was $5.39 and $10.01, respectively.
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

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 (Unaudited)
Note C — Treasury Stock
     The Company’s Board of Directors approved the commencement of a share repurchase program in the fall of 1996. In June 2006, the Company’s Board of Directors approved a 1,500,000 share expansion to its existing share repurchase program, increasing the total number of shares approved for repurchase over the life of the program to 12,150,000 shares from 10,650,000 shares. Since the commencement of the share repurchase program, the Company has spent $162 million to repurchase 11,683,796 shares of its common stock, equal to 46% of the outstanding common stock had there been no repurchases. The average price of these repurchases is $13.88 per share. These purchases have been funded primarily from the net earnings of the Company, along with the proceeds from the exercise of common stock options. During the quarter ended December 31, 2007, the Company repurchased 171,473 shares for $4.0 million. During the nine months ended December 31, 2007, the Company repurchased 324,400 shares for $8.1 million. The Company had 13,730,695 shares of common stock outstanding as of December 31, 2007, after reduction for the 11,683,796 shares in treasury.
Note D — Weighted Average Shares and Net Income Per Share
     Weighted average basic common stock and common stock equivalent shares decreased from 14,026,000 for the quarter ended December 31, 2006 to 13,813,000 for the quarter ended December 31, 2007. Weighted average diluted common stock and common stock equivalent shares decreased from 14,368,000 for the quarter ended December 31, 2006 to 13,964,000 for the quarter ended December 31, 2007. The net decrease in both of these weighted share calculations is due to the repurchase of common stock as noted above, partially offset by an increase in shares outstanding due to the exercise of stock options in the Company’s employee stock option plan.
     Net income per common stock and common stock equivalent shares was computed by dividing net income by the weighted average number of common stock and common stock equivalent shares outstanding during the quarter. The calculations of the basic and diluted weighted shares for the three and nine months ended December 31, 2006 and 2007, are as follows:

Income per Share	Three Months Ended December 31,
	2006	2007
Net Income	$3,825,000	$5,987,000

Basic:
Weighted average common shares outstanding	14,026,000	13,813,000

Net Income per share	$0.27	$0.43

Diluted:
Weighted average common shares outstanding	14,026,000	13,813,000
Treasury stock impact of stock options	342,000	151,000

Total common and common equivalent shares	14,368,000	13,964,000

Net Income per share	$0.27	$0.43

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 (Unaudited)
Note D — Weighted Average Shares and Net Income Per Share (continued)

	Nine Months Ended December 31,
	2006	2007
Net Income	$13,288,000	$17,180,000

Basic:
Weighted average common shares outstanding	14,091,000	13,889,000

Net Income per share	$0.94	$1.24

	2006	2007
Diluted:
Weighted average common shares outstanding	14,091,000	13,889,000
Treasury stock impact of stock options	164,000	173,000

Total common and common equivalent shares	14,255,000	14,062,000

Net Income per share	$0.93	$1.22

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 (Unaudited)
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
Note F — Acquisitions
          In December 2006, the Company’s wholly owned subsidiary, CorVel Enterprise Comp, Inc., entered into an Asset Purchase Agreement with Hazelrigg Risk Management Services, Inc., a California based provider of integrated medical management, claims processing and technology services for workers’ compensation clients, and its affiliated companies (“Hazelrigg”) to acquire certain assets and liabilities of Hazelrigg, for an initial cash payment of $12 million. The acquisition closed in January 2007 and represented an expansion of CorVel’s Enterprise Comp service offering in the Southern California marketplace. The seller of Hazelrigg also has the potential to receive up to an additional $2.5 million in a cash earnout based upon the revenue collected by the Hazelrigg business during the one-year period after consummation of the acquisition, which may be accelerated based upon the occurrence of certain post-acquisition events. During the quarter ended September 30, 2007, the Company accrued the $2.5 million under this obligation. During the quarter ended December 31, 2007 the earnout target was achieved.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 (Unaudited)
Note F — Acquisitions (continued)
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

          In June 2007, the Company’s wholly owned subsidiary, CorVel Enterprise Comp, Inc., acquired 100% of the stock of the The Schaffer Companies Ltd. (“Schaffer”) for $12.3 million in cash. Schaffer is a third party administrator headquartered in Maryland. The acquisition is expected to allow the Company to expand its service capabilities as a third-party administrator and provide claims processing services along with patient management services and network solutions services to an increased customer base. The sellers of Schaffer have the potential to receive up to an additional $3 million in a cash earnout based upon the revenue collected by the Schaffer business during the one-year period after completion of the acquisition. The Company will accrue the earnout when it is determinable beyond a reasonable doubt that the earnout target will be achieved. The results of Schaffer have been included in the Company’s results for the seven month period ended December 31, 2007.
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

          The following supplemental unaudited pro forma information presents the combined operating results of the Company and the acquired businesses during the nine months ended December 31, 2006 and 2007, as if the acquisition had occurred at the beginning of each of the periods presented. The pro forma information is based on the historical financial statements of the Company and that of the acquired businesses. Amounts are not necessarily indicative of the results that may have been attained had the combinations been in effect at the beginning of the periods presented or that may be achieved in the future.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 (Unaudited)
Note F — Acquisitions (continued)

	Nine Months Ended December 31,
	2006	2007
Pro forma revenue	$224,420,000	$226,463,000
Pro forma income before income taxes	$22,734,000	$28,201,000
Pro forma net income	$13,868,000	$17,196,000
Pro forma basic earnings per share	$0.98	$1.24
Pro forma diluted earnings per share	$0.97	$1.22
Note G — Other Intangible Assets
          Other intangible assets consist of the following at December 31, 2007:

					Amortization	Accumulated
					Expense-Nine	Amortization as
		Schaffer	Hazelrigg	Combined	Months Ended	of December 17
		Acquisition	Acuisition	Intangible	December 31,	December 31,
Item	Life	Cost	Cost	Cost	2007	2007

Covenant not to compete	5 years	$500,000	$250,000	$750,000	$98,000	$105,000
Customer contracts	10 years	400,000	500,000	900,000	62,000	69,000
Customer relationships	10 years	400,000	500,000	900,000	62,000	69,000
Servicemark	15 years	200,000	250,000	450,000	20,000	23,000
TPA license	15 years	400,000	500,000	900,000	40,000	46,000

Total		$1,900,000	$2,000,000	$3,900,000	$282,000	$312,000

Note H —Line of Credit
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
Note I — Paid-in-capital
          In August 2007, the shareholders of CorVel Corporation approved an amendment to the Company’s certificate of incorporation to increase the number of authorized shares from 30,000,000 to 60,000,000.

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
Summary of Quarterly Results
          The Company generated revenues of $76.7 million for the quarter ended December 31, 2007, an increase of $10.1 million, or 15.2%, compared to revenues of $66.6 million for the quarter December 31, 2006.
          The increase in revenues was due to the acquisitions of the assets of Hazelrigg Risk Management Services in January 2007 and the stock of Schaffer Companies in June 2007. These businesses both provide claims processing services to the property and casualty industry and are discussed further below. Excluding these acquisitions, the Company’s revenues would have increased by approximately 4% for quarter ended December 31, 2007 compared to the quarter ended December 31, 2006. This increase was primarily due to improved pricing in the Company’s network solutions line of business.
          The Company’s cost of revenues increased by $5.2 million, from $51.0 million in the December 2006 quarter to $56.3 million in the December 2007 quarter, an increase of 10.2%. This increase was due to the January and June 2007 acquisitions of Hazelrigg and Schaffer. Excluding the acquisitions, the Company’s cost of revenues would have decreased by approximately 1% for quarter ended December 31, 2007 compared to the quarter ended December 31, 2006. The cost of revenues as a percentage of revenues decreased from 77% for the quarter December 31, 2006 to 73% for the quarter ended December 31, 2007. This decrease was primarily due to reduced operating costs in the patient management line of business on a similar revenue base and moving field IT functions to the corporate offices.
          The Company’s general and administrative costs increased by $1.3 million, or 14.3%, from $9.3 million in the December 2006 quarter to $10.6 million in the December 2007 quarter. This increase was primarily due to improvements and expansion to the Company’s proprietary software infrastructure and operations.
          The Company’s income tax expense increased by $1.4 million, or 56.7%, from $2.4 million in the December 2006 quarter to $3.8 million in the December 2007 quarter. The increase in income tax expense was primarily due to the increase in the Company’s profits.

          Weighted average diluted shares decreased from 14.4 million shares in the December 2006 quarter to 14.0 million shares in the December 2007 quarter, a decrease of 404,000 shares or 2.8%. This decrease was due to the Company’s repurchase of common shares during the March 2007, September 2007 and December 2007 quarters.
          Diluted earnings per share increased from $0.27 in the December 2006 quarter to $0.43 in the December 2007 quarter, an increase of $0.16 per share or 59.3%. The increase in diluted earnings per share was primarily due to the increase in the income before income taxes and the decrease in the weighted average diluted shares.
Results of Operations the three months ended December 31, 2006 and 2007
          The Company derives its revenues from providing patient management and network solutions services to payors of workers’ compensation benefits, auto insurance claims and health insurance benefits. Patient management services include utilization review, medical case management, vocational rehabilitation, claims management and related claim services. Network solutions revenues include fee schedule auditing, hospital bill auditing, independent medical examinations, diagnostic imaging review services and preferred provider referral services. The percentages of total revenues attributable to patient management and network solutions services for the quarters ended December 31, 2006 and December 31, 2007 are as follows:

	December 31, 2006	December 31, 2007
Patient Management services	38.7%	43.5%
Network solutions	61.3%	56.5%

          The following table sets forth, for the periods indicated, the dollars and the percentage of revenues represented by certain items reflected in the Company’s consolidated income statements for the quarters ended December 31, 2006 and December 31, 2007. The Company’s past operating results are not necessarily indicative of future operating results.

	Three Months Ended	Three Months Ended	Dollar	Percentage
	December 31, 2006	December 31, 2007	Change	Change

Revenue	$66,580,000	$76,679,000	$10,099,000	15.2%
Cost of revenues	51,048,000	56,279,000	5,231,000	10.2%

Gross profit	15,532,000	20,400,000	4,868,000	31.3%

Gross profit as percentage of revenue	23.3%	26.6%

General and administrative	9,263,000	10,584,000	1,321,000	14.3%
General and administrative as percentage of revenue	13.9%	13.8%

Income before income tax provision	6,269,000	9,816,000	3,547,000	56.6%

Income before income tax provision as percentage of revenue	9.4%	12.8%

Income tax provision	2,444,000	3,829,000	1,385,000	56.7%

Net income	$3,825,000	$5,987,000	$2,162,000	56.5%

Weighted Shares
Basic	14,026,000	13,813,000	(213,000)	-1.5%
Diluted	14,368,000	13,964,000	(404,000)	-2.8%

Earnings Per Share
Basic	$0.27	$0.43	$0.16	59.3%
Diluted	$0.27	$0.43	$0.16	59.3%
Revenues
Change in revenue from the three months ended December 2006 to the three months ended December 2007
          Revenues increased from $66.6 million for the three months ended December 31, 2006 to $76.7 million for the three months ended December 31, 2007, an increase of $10.1 million or 15.2%. The Company’s patient management revenues increased $7.6 million or 29% from $25.8 million in the December 2006 quarter to $33.4 million in the December 2007 quarter. This increase was primarily due to the January and June 2007 acquisitions of Hazelrigg and Schaffer. Excluding the acquisitions, patient management revenues increased by $0.3 million, or 1%, from $25.8 million to $26.1 million, due to softness in referrals in the workers compensation market. The Company’s network solutions revenues increased from $40.8 million in the December 2006 quarter to $43.3 million in the December 2007 quarter an increase of $2.5 million or 6.2%. This increase was primarily due to an increase in out-of-network bills reviewed, which generate greater revenue per bill, and an increase in revenue per provider bill reviewed due to increased savings per bills for the Company’s customers.
          The Company’s revenue increase excluding the aforementioned acquisitions reflects the challenging market conditions the Company has experienced during the past few years. The decrease in the nation’s manufacturing employment levels, which has helped lead to a decline in national workers’ compensation claims, considerable price competition in a flat-to-declining overall market, an increase in competition from both larger and smaller competitors, changes and the potential changes in state workers’ compensation and auto managed care laws which can reduce demand for the Company’s services, have created an environment where revenue and margin growth is more difficult to attain and where revenue growth is less certain than historically experienced.

Additionally, the Company’s technology and preferred provider network competes against other companies, some of which have more resources available. Also, some customers may handle their managed care services in-house and may reduce the amount of services which are outsourced to managed care companies such as CorVel Corporation.
          The Company believes that referral volume in patient management services and bill review volume in network solutions services will either decrease or reflect nominal growth until there is growth in the number of work related injuries and workers compensation related claims.
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
Change in cost of revenue from the three months ended December 2006 to the three months ended December 2007
          The Company’s costs of revenues increased from $51.0 million in the quarter ended December 31, 2006 to $56.3 million in the quarter ended December 31, 2007, an increase of $5.2 million or 10.2%. This increase was due to the January and June 2007 acquisitions of Hazelrigg and Schaffer. Excluding the acquisitions, the Company’s cost of revenues would have decreased by approximately 1%, primarily due to a decrease in professional salaries by $0.3 million, from $14.5 million in the December 2006 quarter to $14.2 million in the December 2007 quarter. This decrease was primarily attributable to a decrease in the number of case managers. The Company improved its operating productivity in both its patient management and network solutions lines of business through improvements in technology and processes. Additionally, the Company reduced the allowance for doubtful accounts due to improvements in the Company’s collection of accounts receivable.
General and Administrative Costs
Change in cost of general and administrative expense from the three months ended December 2006 to the three months ended December 2007 quarter
          For the quarter ended December 31, 2007, general and administrative costs consisted of approximately 64% of corporate systems costs which include the corporate systems support, implementation and training, amortization of software development costs, depreciation of the hardware costs in the Company’s national systems, the Company’s national wide area network and other systems related costs. The remaining 36% of the general and administrative costs consisted of national marketing, national sales support, corporate legal, corporate insurance, human resources, accounting, product management, new business development and other general corporate matters. The largest portion of the non-systems portion of general and administrative costs during the December 2007 quarter pertained to accounting, financial reporting and corporate governance for compliance under the Sarbanes-Oxley Act of 2002.
          General and administrative costs increased from $9.3 million in the quarter ended December 31, 2006 to $10.6 million in the quarter ended December 31, 2007, an increase of $1.3 million or 14.3%. This increase was primarily due to an increase in the Company’s systems and data interface costs and capabilities.

Income Tax Provision
          The Company’s income tax expense increased by $1.4 million or, 56.7%, from $2.4 million for the three months ended December 31, 2006 to $3.8 million for the nine months ended December 31, 2007 due to the increase in income before income taxes from $6.3 million to $9.8 million for the same periods, respectively. The income tax expense as a percentage of income before income taxes was 39.0% for the three months ended December 2006 and December 2007. The income tax provision rates were based upon management’s review of the Company’s estimated annual income tax rate, including state taxes. This effective tax rate differed from the statutory federal tax rate of 35.0% primarily due to state income taxes and certain non-deductible expenses.
Results of Operations for the Nine Months Ended December 31, 2006 and 2007
          The following table sets forth, for the periods indicated, the dollars and the percentage of revenues represented by certain items reflected in the Company’s consolidated income statements for the nine months ended December 31, 2006 and December 31, 2007. The Company’s past operating results are not necessarily indicative of future operating results.

	Nine Months Ended	Nine Months Ended	Dollar	Percentage
	December 31, 2006	December 31, 2007	Change	Change

Revenue	$203,671,000	$224,526,000	$20,855,000	10.2%
Cost of revenues	155,416,000	167,291,000	11,875,000	7.6%

Gross profit	48,255,000	57,235,000	8,980,000	18.6%

Gross profit as percentage of revenue	23.7%	25.5%

General and administrative	26,472,000	29,059,000	2,587,000	9.8%
General and administrative as percentage of revenue	13.0%	12.9%

Income before income tax provision	21,783,000	28,176,000	6,393,000	29.3%

Income before income tax provision as percentage of revenue	10.7%	12.5%

Income tax provision	8,495,000	10,996,000	2,501,000	29.4%

Net income	$13,288,000	$17,180,000	$3,892,000	29.3%

Weighted Shares
Basic	14,091,000	13,889,000	(202,000)	-1.4%
Diluted	14,255,000	14,062,000	(193,000)	-1.4%

Earnings Per Share
Basic	$0.94	$1.24	$0.30	31.9%
Diluted	$0.93	$1.22	$0.29	31.2%
Revenues
Change in revenue from the nine months ended December 2006 to the nine months ended December 2007
     Revenues increased from $203.7 million for the nine months ended December 31, 2006 to $224.5 million for the nine months ended December 31, 2007, an increase of $20.9 million or 10.2%. This increase in revenue was primarily due to the January and June 2007 acquisitions of Hazelrigg and Schaffer. The Company’s patient management revenues increased $15.8 million or 19.8% from $79.4 million in the nine months ended December 31, 2006 to $95.2 million in the nine months ended December 31, 2007. This increase was due to the January and June

2007 acquisitions of Hazelrigg and Schaffer, offset by a decrease in case management services. The Company’s network solutions revenues increased from $124.3 million in nine months ended December 31, 2006 to $129.4 million in the nine months ended December 31, 2007, an increase of $5.1 million or 4.1%. This increase was primarily due an increase in revenue per provider bill reviewed due to an increase in large out of network bill’s reviewed by the Company that tend to generate higher revenue per bill.
          The Company’s revenue increase excluding the aforementioned acquisitions reflects the challenging market conditions the Company has experienced during the past few years. The decrease in the nation’s manufacturing employment levels, which has helped lead to a decline in national workers’ compensation claims, considerable price competition in a flat-to-declining overall market, an increase in competition from both larger and smaller competitors, changes and the potential changes in state workers’ compensation and auto managed care laws which can reduce demand for the Company’s services, have created an environment where revenue and margin growth is more difficult to attain and where revenue growth is less certain than historically experienced. Additionally, the Company’s technology and preferred provider network competes against other companies, some of which have more resources available. Also, some customers may handle their managed care services in-house and may reduce the amount of services which are outsourced to managed care companies such as CorVel Corporation.
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
Change in cost of revenue from the nine months ended December 2006 to the nine months ended December 2007
          The Company’s cost of revenues increased from $155.4 million for the nine months ended December 31, 2006 to $167.3 million for the nine months ended December 31, 2007, an increase of $11.9 million or 7.6%. The increase in cost of revenues was primarily due to the January and June 2007 acquisitions of Hazelrigg and Schaffer and the costs associated with operating those businesses. This was partially offset by the Company improving its operating productivity in both its patient management and network solutions lines of business through improvements in technology and processes. Additionally, the Company reduced the allowance for doubtful accounts due to improvements in the Company’s collection of accounts receivable.
General and Administrative Costs
Change in cost of general and administrative expense from the nine months ended December 2006 to the nine months ended December 2007
          For the nine months ended December 31, 2007, general and administrative costs consisted of approximately 62% corporate systems costs which include the corporate systems support, implementation and training, amortization of software development costs, depreciation of the hardware costs in the Company’s national systems, the Company’s national wide area network and other systems related costs. The remaining 38% of the general and administrative costs consisted of national marketing, national sales support, corporate legal, corporate insurance, human resources, accounting, product management, new business development and other general corporate matters.
          General and administrative costs increased from $26.5 million for the nine months ended December 31, 2006 to $29.1 million for the nine months ended December 31, 2007, an increase of $2.6 million or 9.8%. This increase was primarily due to the increase in the costs of managing the Company’s information systems, an increase in sales meetings and salaries, and an increase in corporate staffing requirements.
Income Tax Provision
          The Company’s income tax expense increased by $2.5 million or, 29.4%, from $8.5 million for the nine months ended December 31, 2006 to $11.0 million for the nine months ended December 31, 2007 due to the increase in income before income taxes from $21.8 million to $28.2 million for the same periods, respectively. The income tax expense as a percentage of income before income taxes was 39.0% for the nine months ended December 2006 and December 2007. The income tax provision rates were based upon management’s review of the Company’s estimated annual income tax rate, including state taxes. This effective tax rate differed from the statutory federal tax rate of 35.0% primarily due to state income taxes and certain non-deductible expenses.
Liquidity and Capital Resources
          The Company has historically funded its operations and capital expenditures primarily from cash flow from operations, and to a lesser extent, stock option exercises. Net working capital decreased $7 million, or 20%, from $35 million as of March 31, 2007 to $28 million as of December 31, 2007, primarily due to a decrease in cash from $15 million as of March 31, 2007 to $11 million as of December 31, 2007. The decrease in cash is primarily due to the acquisition of Schaffer during the June 2007 quarter.
          The Company believes that cash from operations, available funds under its line of credit, and funds from exercise of stock options granted to employees are adequate to fund existing obligations, repurchase shares of the Company’s common stock under its current share repurchase program, introduce new services, and continue to develop healthcare related businesses for at least the next twelve months. The Company regularly evaluates cash requirements for current operations and commitments, and for capital acquisitions and other strategic transactions. The Company may elect to raise additional funds for these purposes, either through debt or additional equity, the sale of investment securities or otherwise, as appropriate. Additional equity or debt financing may not be available on terms favorable to us or at all.
          As of December 31, 2007, the Company had $11 million in cash and cash equivalents, invested primarily in short-term, interest-bearing, highly liquid investment-grade securities with maturities of 90 days or less in a federally regulated bank. As noted previously, the Company paid $12 million on May 31, 2007 to acquire Schaffer. This amount was paid from cash on hand.
          In August 2007, the Company entered into a credit agreement with a financial institution to provide a revolving credit facility with borrowing capacity of up to $10 million. This agreement expires in September 2008. Borrowings under this agreement bear interest, at the Company’s option, at a fixed LIBOR-based rate (4.83% at December 31, 2007) plus 1.25% or at the financial institution’s fluctuating prime lending rate (7.25% at December 31, 2007). The loan covenants require the Company to maintain the current assets to liabilities ratio of at least 1.25:1, debt to tangible net worth not greater than 1:1 and have positive net income. There are no outstanding revolving loans as of the date hereof, but letters of credit in the aggregate amount of $5.8 million have been issued under a letter of credit sub-limit that does not reduce the amount of borrowings available under the revolving credit facility.
          The Company has historically required substantial capital to fund the growth of its operations, particularly working capital to fund the growth in accounts receivable and capital expenditures. The Company believes, however, that the cash balance at December 31, 2007 along with anticipated internally generated funds, the credit facility and taking into account the cash used to acquire the Hazelrigg and Schaffer businesses, including the related earnout commitments, would be sufficient to meet the Company’s expected cash requirements for at least the next twelve months.
Operating Cash Flows
Nine months ended December 31, 2006 compared to nine months ended December 31, 2007
          Net cash provided by operating activities increased $4.0 million, or 16.8%, from $23.7 million in the nine months ended December 31, 2006 to $27.7 million in the nine months ended December 31, 2007. The increase in the cash flow from operating activities was primarily due to the increase in net income for the nine months ended December 31, 2007 compared to the nine months ended December 31, 2006.
Investing Activities
Nine months ended December 31, 2006 compared to nine months ended December 31, 2007
          Net cash flow used in investing activities increased $19.0 million, or 344.2%, from $5.5 million in the nine months ended December 31, 2006 to $24.5 million in the nine months ended December 31, 2007. The increase in net cash used in investing activities is primarily due to the Company’s acquisition of The Schaffer Companies, Ltd. Additionally, capital expenditures increased due to investment in IT infrastructure, especially a co-location data center.
Financing Activities
Nine months ended December 31, 2006 compared to nine months ended December 31, 2007
          Net cash flow used in financing activities decreased $1.5 million, or 17.9%, from $8.4 million for the nine months ended December 31, 2006 to $6.9 million for the nine months ended December 31, 2007. The primary reason for the decrease in cash flow used in financing activities was due to a decrease in the purchase of common stock under the Company’s stock repurchase program. During the nine months ended December 31, 2006, the Company spent $16.6 million to repurchase 561,023 shares of its common stock. During the nine months ended December 31, 2007, the Company spent $8.1 million to repurchase 324,400 shares of its common stock. In June 2006, the Board of Directors increased the number of shares authorized to be repurchased over the life of the repurchase program by an additional 1,500,000 shares to 12,150,000 shares. The Company has historically used cash provided by operating activities and from the exercise of stock options to repurchase stock. The Company expects that it may use some of the cash on the balance sheet at December 31, 2007 to repurchase additional shares of its common stock in the future.
          The following table summarizes the Company’s contractual obligations outstanding as of December 31, 2007.

	Payments Due by Period
		Within One	Between Two and	Between Four and	More than
	Total	Year	Three Years	Five Years	Five Years

Operating leases	$43,100,471	$12,685,521	$18,551,942	$9,392,363	$2,470,645
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
Off-Balance Sheet Arrangements
     The Company does not have any off-balance sheet arrangements as defined by the Securities and Exchange Commission. However, from time to time the Company enters into certain types of contracts that contingently require the Company to indemnify parties against third-party claims. The contracts primarily relate to: (i) certain contracts to perform services, under which the Company may provide customary indemnification to the purchases of such services; (ii) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises; and (iii) certain agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their relationship with the Company. The terms of such obligations vary by contract and in most instances a specific or maximum dollar amount is not explicitly stated therein. Generally, amounts under these contracts cannot be reasonably estimated until a specific claim is asserted. Consequently, no liabilities have been recorded for these obligations on the Company’s balance sheets for any of the periods presented. Additionally, the Company will likely pay an additional $2.5 million earnout relating to the purchase of Hazelrigg and may pay an additional $3.0 million earnout relating to the purchase of Schaffer contingent upon certain performance criteria being met.
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
     We must make significant management judgments and estimates in determining contractual and bad debt allowances in any accounting period. One significant uncertainty inherent in our analysis is whether our past experience will be indicative of future periods. Although we consider future projections when estimating contractual and bad debt allowances, we ultimately make our decisions based on the best information available to us at that time. Adverse changes in general economic conditions or trends in reimbursement amounts for our services could affect our contractual and bad debt allowance estimates, collection of accounts receivable, cash flows, and results of operations. No one customer accounted for 10% or more of accounts receivable at December 31, 2006 and 2007.
     Goodwill and Long-Lived Assets: Goodwill arising from business combinations represents the excess of the purchase price over the estimated fair value of the net assets of the acquired business. Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is tested annually for impairment or more frequently if circumstances indicate the potential for impairment. Also, management tests for impairment of its intangible assets and long-lived assets on an ongoing basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company’s impairment is conducted at a company-wide level. The measurement of fair value is based on an evaluation of future discounted cash flows and is further tested using a multiple of earnings approach. In projecting the Company’s cash flows, management considers industry growth rates and trends and cost structure changes. Based on its review, no impairment of its goodwill, intangible assets or other long-lived assets existed at December 31, 2007. However, future events or changes in current circumstances could affect the recoverability of the carrying value of goodwill and long-lived assets. Should an asset be deemed impaired, an impairment loss would be recognized to the extent the carrying value of the asset exceeded its estimated fair market value.
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

     For the nine months ended December 31, 2007, the Company recorded share-based compensation expense of $1,156,000. Share-based compensation is based on awards ultimately expected to vest; therefore, it has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates
     The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s term, and the Company’s expected annual dividend yield. The Company’s management believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.
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
Item 3 — Quantitative and Qualitative Disclosures About Market Risk -
     As of December 31, 2007, the Company held no market risk sensitive instruments for trading purposes, and the Company did not employ any derivative financial instruments, other financial instruments, or derivative commodity instruments to hedge any market risk. The Company had no debt outstanding as of December 31, 2007.
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

     During the September 2007 quarter, management initiated a major accounting software upgrade project. The upgraded software has features that when implemented, will automate certain financial reporting controls. Management is also adding additional review and approval processes that will enhance internal controls over financial reporting. This effort is ongoing. Management expects to complete the effort before the end of the fourth quarter.
     During the quarter, the Company worked to implement new A/P software. The new A/P software has functionality not available in the Company’s current A/P application. The new functionality will enable management to implement additional automated controls over the A/P process. Through the use of automated controls, management expects to improve controls over the accounts payable process. Automation of manual controls will also help the Company improve segregation of duties in the disbursements cycle. Management expects the implementation of the additional automated controls to take place during the fourth quarter.
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
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
     There were no sales of unregistered securities during the period covered by this report. The following table summarizes any repurchases of the Company common stock made by or on behalf of the Company for the quarter ended December 31, 2007 pursuant to a publicly announced plan.

			Total Number of	Maximum Number
		Average	Shares Purchased	of Shares That May
	Total Number	Price Paid	as Part of Publicly	Yet Be Purchased
Period	of Shares Purchased	Per Share	Announced Program	Under the Program

October 1 to October 31, 2007	0	0	11,512,323	637,677
November 1 to November 30, 2007	122,375	23.12	11,634,698	515,302
December 1 to December 31, 2007	49,098	23.92	11,683,796	466,204

Total	171,473	$23.35	11,683,796	466,204

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
Item 3 — Defaults Upon Senior Securities — None.
Item 4 — Submission of Matters to a Vote of Security Holders — None.
Item 5 — Other Information — None.
Item 6 — Exhibits —

3.1	Amended and Restated Certificate of Incorporation of the Company. Incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 filed on February 8, 2008.

3.2	Amended and Restated Bylaws of the Company. Incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 filed on August 14, 2006.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CORVEL CORPORATION
By:	Daniel J. Starck
Daniel J. Starck, President,
Chief Executive Officer, and Chief Operating Officer

By:	Scott R. McCloud
Scott R. McCloud,
Chief Financial Officer

February 8, 2008

INDEX TO EXHIBIT

3.1	Amended and Restated Certificate of Incorporation of the Company. Incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 filed on February 8, 2008.

3.2	Amended and Restated Bylaws of the Company. Incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 filed on August 14, 2006.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)