Form 10-K
period 2008-03-31
CORVEL CORP
filed 2008-06-16
CIK 874866

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of September 30, 2007, the aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates of the Registrant was approximately $189,000,000 based on the closing price per share of $23.12 for the Registrant’s common stock as reported on the Nasdaq Global Select Market on such date multiplied by 8,191,160 shares (total outstanding shares of 13,860,622 less 5,669,462 shares held by affiliates) of the Registrant’s common stock which were outstanding on such date. For the purposes of the foregoing calculation only, all of the Registrant’s directors, executive officers and persons known to the Registrant to hold ten percent or greater of the Registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: As of May 15, 2008, there were 13,763,119 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Items 10 through 14 of Part III of this Form 10-K, to the extent not set forth herein, is incorporated herein by reference to portions of the Registrant’s definitive proxy statement for the Registrant’s 2008 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended March 31, 2008. Except with respect to the information specifically incorporated by reference in this Form 10-K, the Registrant’s definitive proxy statement is not deemed to be filed as a part of this Form 10-K.

CORVEL CORPORATION

2008 FORM 10-K ANNUAL REPORT

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

Such services are provided to insurance companies, third-party administrators (TPAs), and self-administered employers to assist them in managing the medical costs and monitoring the quality of care associated with healthcare claims.

The Company was incorporated in Delaware in 1987, and its principal executive offices are located at 2010 Main Street, Suite 600, Irvine, California, 92614. The Company’s telephone number is 949-851-1473.

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

Healthcare provider reimbursement methods vary on a state-by-state basis. As of March 31, 2008, approximately forty states have adopted fee schedules pursuant to which all healthcare providers are uniformly reimbursed. The fee schedules are set individually by each state and generally prescribe the maximum amounts that may be reimbursed for a designated procedure. In states without fee schedules, healthcare providers generally are reimbursed based on usual, customary and reasonable fees charged in the particular state in which services are provided.

Many states do not permit employers to restrict a claimant’s choice of provider, making it more difficult for employers to utilize managed care approaches such as health maintenance organizations (HMOs) and preferred provider organizations (PPOs). However, in many other states, employers have the right to direct employees to a specific primary healthcare provider during the onset of a workers’ compensation case, subject to the right of the employee to change physicians after a specific period. In addition, workers’ compensation programs vary from state to state, making it difficult for payors and multi-state employers to adopt uniform policies to administer, manage and control the costs of benefits. As a result, the Company believes that managing the cost of workers’ compensation requires approaches which are tailored to the specified regulatory environment in which the employer is operating. Because workers’ compensation benefits are mandated by law and are subject to extensive regulation, the Company believes that payors and employers do not have the same flexibility to alter benefits as they might have with other health benefits programs.

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

An increasing number of states have adopted legislation encouraging the use of workers’ compensation managed care organizations (MCOs) in an effort to allow employers to control their worker’s compensation costs. MCO laws generally provide employers an opportunity to channel injured employees into provider networks. In certain states, MCO laws require licensed MCOs to offer certain specified services, such as utilization management, case management, peer review and provider bill review. The Company believes that most of the MCO laws adopted to date establish a framework within which a company such as CorVel can provide its customers a full range of managed care services for greater cost control.

FISCAL 2008 DEVELOPMENTS

Appointment of Chief Executive Officer

On August 2, 2007, Daniel J. Starck, the President and Chief Operating Officer of the Company, was appointed to the additional office of Chief Executive Officer of the Company effective as of August 7, 2007. V. Gordon Clemons, previous Chief Executive Officer for the past twenty years, continues with the Company as Chairman of the Board of Directors.

Acquisition of The Schaffer Companies Limited

In June 2007, the Company’s wholly owned subsidiary, CorVel Enterprise Comp, Inc., acquired 100% of the stock of The Schaffer Companies Ltd. (“Schaffer”) for $12.6 million in cash. Schaffer is a third-party administrator headquartered in Maryland. The acquisition is expected to allow the Company to expand its service capabilities as a third-party administrator and provide claims processing services along with patient management services and network solutions services to an increased customer base. The sellers of Schaffer had the potential to receive up to an additional $3 million in a cash-based upon the revenue collected by the Schaffer business during the one-year period after completion of the acquisition. The amount of the earn-out, if any, has not yet been determined, but the Company expects the earn-out calculation will be completed prior to the reporting of financial statements for the quarter end June 30, 2008. The results of Schaffer have been included in the Company’s results for the ten month period ended March 31, 2008. For the fiscal year ended March 31, 2008, the results of the acquired business increased the Company’s revenues by approximately $9 million, or 3%.

Company Stock Repurchase Program

During fiscal 2008, the Company continued to repurchase shares of its common stock under a plan originally approved by the Company’s Board of Directors in 1996. In June 2006, the Company’s Board of Directors increased the number of shares authorized to be repurchased over the life of the plan to 12,150,000 shares after adjustment for the three-for-two stock split in the form of a 50% stock dividend in December 2006. During fiscal 2008, the Company spent $8.2 million to repurchase 328,217 shares of its common stock. Since commencing this program in the fall of 1996, the Company has repurchased 11.7 million shares of its common stock through March 31, 2008, at a cost of $162 million. These repurchases were funded from the Company’s operating cash flows.

MedCheck Enhancements

With the Company’s continual investment in technology, development of MedCheck, the Company’s propriety bill review software, is ongoing. New enhancements include the Expert Review Matrix (ERM), MedCheck Operations Dashboard (MOD), increased look-up functionality and the creation of a comprehensive data warehouse.

The development of the ERM bill search function capitalizes on advances in image processing and Artificial Intelligence (AI) to optimize medical review savings. ERM processing techniques allow specialists in each diagnosis category, regulatory jurisdiction, or benefit category access to bills across the country through MedCheck’s secure server. This access permits CorVel specialists to utilize their knowledge and provide optimum review for each bill.

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

Directed Care Network Expansions

The Company continued investments in its directed care networks in fiscal 2008. CorVel is expanding both the breadth of care covered by its directed care networks, CareIQ, as well as the geographic coverage. Market reception for these second generation networks and their effectiveness at managing patients and controlling costs are the driving forces for this expansion.

Network Solutions

Through its network solutions services, the Company has saved over $2 billion for its customers during fiscal 2008. The Company believes it has generated greater savings for its customers as a percentage of the medical dollars reviewed than in previous years primarily due to the enhanced rules engine in the Company’s MedCheck software. The Company believes its processes are becoming more streamlined and efficient for the reasons discussed below under “Systems and Technology.”

ePPO Sales

The Company had continued growth in the ePPO product line stemming primarily from growth with existing large carrier customers, new managed care organizations and employer customers. ePPO is the electronic solution to CorVel’s PPO network and provides the electronic intake and transmission of provider bills as well as automated pricing to the CorCare PPO Network. ePPO customers process provider bills to state mandated fee schedule or usual and customary rates, but lease PPO access to gain additional discounts afforded by PPO contracts. The Company’s technological capabilities allow for electronic claim repricing solutions that are attractive to buyers of managed care services and can be integrated with their existing eCommerce products. ePPO provides access to CorVel’s PPO network of more than 400,000 quality healthcare providers through electronic interface solutions. Bills reviewed through payor systems can be electronically interfaced to the CorCare PPO database, and automatically adjusted to reflect current PPO pricing. In addition, CorCare can reimburse providers automatically, significantly reducing the expense of generating Explanations Of Review (EOR), payment to providers and year-end tax filings.

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

Scanning is the process of taking a bill and transferring it to an electronic form. Optical Character Recognition (OCR) involves the automated reading of words and numbers from a digital image, such as a scanned document. The characters are translated into a standard text format, which can then be digitally manipulated. Scanning technology, OCR and Electronic Data Interchange (EDI) enable the Company to significantly cut back on manual data entry as well as reduce the other traditional costs associated with handling paper. Through the Company’s internet portal, CareMC, customers can review the bills currently being processed and approve a bill for processing, which also helps to avoid the costs of paper-handling as well as expedite the payment process.

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

The MedCheck system can be accessed by insurers under an ASP agreement through the Company’s eCommerce Website, CareMC, and through Virtual Private Networks (VPNs). The MedCheck suite can accept electronic bills and bill images, and publish EDIs to customer claims payment systems. This system integrates into the client’s own workflow, automates the reimbursement of providers, allows for the application of all MedCheck fees to the individual claim file and eliminates the need for manual redundant data entry of MedCheck results by the carriers’ claims personnel. The system is designed for easy access by claims adjusters and includes functionality for such part-time users within the claims payment environment.

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

Enhanced Bill Review — Retrospective Utilization Review

The Company offers a full line of retrospective utilization services for all medical bills including PPO management, medical bill repricing, line-item bill review, professional nurse review, Diagnosis Related Group (DRG) validation and expert fee negotiation. The service, named MedCheck Select, is designed to maximize savings opportunities and increase efficiencies for customers.

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

MedCheck Select service is designed to:

•	assure that billed charges are usual and customary;

•	confirm services were medically necessary;

•	reduce claim costs through negotiated agreements;

•	substantiate, by report, charges over usual and customary;

•	support the payor and patient in all appeals;

•	provide review out-of-network bills;

•	provide a proprietary hospital usual and customary database;

•	provide review by professional nurses;

•	provide expert fee negotiations;

•	validate diagnosis related groups; and

•	be HIPAA, AB1455, California SB 288 and SB899 compliant.

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

Pharmacy Program — CorCareRX

CorCareRX is the Company’s national workers’ compensation pharmacy management system. The CorCareRX Average Wholesale Price (AWP) model provides customers the amount of savings they will receive below the cost of prescriptions associated with a workers’ compensation claim.

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

CorCase utilizes CorVel’s proprietary CareMC software to help determine available indemnity payments from the employer and coordinate case management information and issues. Protocols regarding length of disability are incorporated to guide the management of cases. Management and operations reports, electronic data interchange and billing are additional features of the software.

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

Claims Administration

Since January 2007, the Company has been a TPA offering a comprehensive integrated platform of workers’ compensation and liability claims management and medical management services. Through this service, the Company serves clients in the self-insured or commercially insured market through alternative loss funding methods, and provides them with a complete range of services, including claims administration, case management, and medical bill review. In addition to the field investigation and evaluation of claims, the Company also may provide initial loss reporting services for claims, loss mitigation services such as medical bill review and vocational rehabilitation, administration of trust funds established to pay claims and risk management information services.

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

CareMC

CareMC (http://www.caremc.com) has become the application platform for all of the Company’s primary service lines and delivers immediate access to customers. CareMC offers customers direct access to the Company’s primary services, Network Solutions, Patient Management and Claims Management. CareMC allows for electronic communication and reporting between providers, payors, employers and patients. Features of the Website include: request for service, FNOL (first notice of loss), appointment scheduling, online bill review, claims information management, treatment calendar, medical bill adjudication and automated provider reimbursement. Through the CareMC Website, users can:

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

Scanning Services

In 2003, the Company acquired Portland, Oregon based ScanOne, a provider of scanning, optical character recognition and document management services. This acquisition expanded the Company’s existing office automation service line and all offices are selling scanning and document management, the services previously sold by ScanOne. The Company has added scanning operations to approximately 40 of the Company’s larger offices around the country calling them “Capture Centers.”

With the scanning capability, the Company is able to store claim documents and organize the information by document type with the documents readily available on-line. The benefits of scanning are threefold: the service reduces costs, saves time and increases productivity. On the front-end of the scanning process, optical character recognition and electronic data interchange, can enable organizations to significantly cut back on manual data entry and paper shuffling. It also increases reporting, sorting and indexing capabilities. With scanning, customers are able to electronically view documents and images, obtain information in real-time, reduce overhead, staffing, and paper storage costs.

Our ScanOne service also offers a Web interface (www.onlinedocumentcenter.com) providing immediate access to documents and data called the Online Document Center (ODC). Secure document review, approval, transaction workflow and archival storage are available at subscription-based pricing.

Aside from our ScanOne services, we actively pursue marketing initiatives to customers in the following fields: accounting, insurance carrier, hospital administration, clinics and legal field.

INDUSTRY, CUSTOMERS AND MARKETING

The Company focuses on four major industries around the country: workers’ compensation, auto insurance, group health and municipalities.

The Company’s customers primarily are workers’ compensation insurers and, to a lesser extent, TPAs and self-administered employers. Many claims management decisions in workers’ compensation are the responsibility of the local claims office of national or regional insurers. The Company’s national branch office network has been established to enable the Company to market and offer its services at both a local and national account level. The Company is placing increasing emphasis on national account marketing. The marketing activities of the Company are conducted by account executives located in key geographic areas. No single customer of the Company represented more than 10% of revenues in fiscal 2006, 2007 or 2008.

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

California’s Medical Provider Networks

In California, beginning January 1, 2005, an employer or insurer may establish a Medical Provider Network (MPN) to provide care for injured workers. The California legislation was designed to allow employers more control over their workers’ compensation claims by providing nearly 100% control over the life of a claim. Senate Bill 899 allows every California employer to require their employees to utilize an MPN. Senate Bill 228 mandates that each California employer conduct Utilization Review per the American College of Occupational and Environmental Medicine (ACOEM) guidelines on all claims. Used in conjunction with SB 899 for the MPN, SB 228 has dramatically reduced the amount of medical payments on each individual claim.

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

SHAREHOLDER RIGHTS PLAN

During fiscal 1997, the Company’s Board of Directors approved the adoption of a Shareholder Rights Plan. The Shareholder Rights Plan provides for a dividend distribution to CorVel stockholders of one preferred stock purchase right for each outstanding share of CorVel’s common stock under certain circumstances. In April 2002, the Board of Directors of CorVel approved an amendment to the Company’s existing shareholder rights agreement to extend the expiration date of the rights to February 10, 2012, to set the exercise price of each right to $118 (adjusted for the three-for-two stock split in the form of a 50% stock dividend during fiscal 2007 as noted above) and enable Fidelity Management & Research Company and its affiliates to purchase up to 18% of the shares of common stock of the Company without triggering the stockholder rights. The limitations under the stockholder rights agreement remain in effect for all other stockholders of the Company. The rights are designed to assure that all shareholders receive fair and equal treatment in the event of any proposed takeover of the Company and to encourage a potential acquirer to negotiate with the Board of Directors prior to attempting a takeover. The rights have an exercise price of $118 per right, subject to subsequent adjustment. The rights trade with the Company’s common stock and will not be exercisable until the occurrence of certain takeover-related events.

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

EMPLOYEES

As of March 31, 2008, CorVel had 2,705 employees, including nurses, therapists, counselors and other employees. No employees are represented by any collective bargaining unit. Management believes the Company’s relationship with its employees to be good.

AVAILABLE INFORMATION

Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, and other filings made with the Securities and Exchange Commission, are available free of charge through our Website (http://www.corvel.com, under the Investor Relations section) as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission. The inclusion of our Web site address and the address of any of our portals such as www.caremc.com and www.onlinedocumentcenter.com, in this report does not include or incorporate by reference into this report any information contained on, or accessible through such Web sites.

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

In addition, changes in workers’ compensation, auto and managed health care laws or regulations may reduce demand for our services, require us to develop new or modified services to meet the demands of the marketplace or reduce the fees that we may charge for our services. One proposal which had been considered in the past, but not enacted by Congress or certain state legislatures, is 24-hour health coverage, in which the coverage of traditional employer-sponsored health plans is combined with workers’ compensation coverage to provide a single insurance plan for work-related and non-work-related health problems. Incorporating workers’ compensation coverage into conventional health plans may adversely affect the market for our services because some employers would purchase 24-hour coverage from group health plans, which would reduce the demand for CorVel’s workers’ compensation customers.

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

We face competition from PPOs, TPAs and other managed healthcare companies. We believe that as managed care techniques continue to gain acceptance in the workers’ compensation marketplace, our competitors will increasingly consist of nationally-focused workers’ compensation managed care service companies, insurance companies, HMOs and other significant providers of managed care products. Legislative reform in some states has been considered, but not enacted to permit employers to designate health plans such as HMOs and PPOs to cover workers’ compensation claimants. Because many health plans have the ability to manage medical costs for workers’ compensation claimants, such legislation may intensify competition in the markets served by us. Many of our current and potential competitors are significantly larger and have greater financial and marketing resources than we do, and there can be no assurance that we will continue to maintain our existing customers, our past level of operating performance or be successful with any new products or in any new geographical markets we may enter.

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

We are dependent, to a substantial extent, upon the continuing efforts and abilities of certain key management personnel. In addition, we face competition for experienced employees with professional expertise in the workers’ compensation managed care area. The loss of key employees, especially V. Gordon Clemons, Chairman, and Dan Starck, President, Chief Executive Officer, and Chief Operating Officer, or the inability to attract, qualified employees, could have a material unfavorable effect on our business and results of operations.

If we fail to grow our business internally or through strategic acquisitions we may be unable to execute our business plan, maintain high levels of service or adequately address competitive challenges.

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

For some of our network services, we routinely implement Electronic Data Interfaces (EDIs) to our customers’ locations that enable the exchange of information on a computerized basis. To the extent that our customers do not have sufficient personnel to implement the transactions and security standards required by HIPAA or to work with our information technology personnel in the implementation of our electronic interfaces, the demand for our network services could decline.

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

Our fiscal 2008 management assessment revealed material weaknesses in our internal controls over accounts payable and financial close and reporting processes. We are attempting to cure these material weaknesses, but we have not yet completed remediation and there can be no assurance that such remediation will be successful. During the course of our continued testing, we also may identify other significant deficiencies or material weaknesses, in addition to the ones already identified, which we may not be able to remediate in a timely manner or at all. If we continue to fail to achieve and maintain effective internal controls, we will not be able to conclude that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. In addition, previously, we have experienced delays in completing our internal controls and financial audits, which have resulted in the untimely filing of our Annual Report on Form 10-K for the fiscal years ended March 31, 2005 and 2006, and the filing of notifications of late filing on Form 12b-25. Failure to achieve and maintain an effective internal control environment, and delays in completing our internal controls and financial audits, could cause investors to lose confidence in our reported financial information and us, which could result in a decline in the market price of our common stock, and cause us to fail to meet our reporting obligations in the future, which in turn could impact our ability to raise equity financing if needed in the future.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The Company’s principal executive office is located in Irvine, California in approximately 12,000 square feet of leased space. The lease expires in March 2013. The Company leases 129 branch offices in 45 states, which range in size from 500 square feet up to 24,000 square feet. The lease terms for the branch offices range from monthly to ten years and expire through 2016. The Company believes that its facilities are adequate for its current needs and that suitable additional space will be available as required.

Item 3.	Legal Proceedings.

The Company is involved in litigation arising in the normal course of business. Management believes that resolution of these matters will not result in any payment that, in the aggregate, would be material to the financial position or financial operations of the Company.

Item 4.	Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of stockholders during the quarter ended March 31, 2008.

PART II

Item 5.	Market for the Registrant’s Common Equity, and Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol CRVL. The quarterly high and low per share sales prices for the Company’s common stock for fiscal years 2007 and 2008 as reported by NASDAQ are set forth below for the periods indicated. These prices represent prices among dealers, do not include retail markups, markdowns or commissions, and may not represent actual transactions. The prices for fiscal year 2007 have been adjusted to reflect the Company’s three-for-two stock split in the form of a 50% stock dividend distributed on December 8, 2006 to shareholders of record on November 20, 2006.

	High	Low

Fiscal Year Ended March 31, 2007:
Quarter Ended June 30, 2006:	$17.65	$13.20
Quarter Ended September 30, 2006:	24.91	15.97
Quarter Ended December 31, 2006:	49.39	22.81
Quarter Ended March 31, 2007:	49.18	28.60
Fiscal Year Ended March 31, 2008:
Quarter Ended June 30, 2007:	$30.73	$23.14
Quarter Ended September 30, 2007:	28.75	22.43
Quarter Ended December 31, 2007:	27.04	21.38
Quarter Ended March 31, 2008:	33.56	22.32

Holders.  As of May 15, 2008, there were approximately 1,500 holders of record of the Company’s common stock according to the information provided by the Company’s transfer agent.

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

Unregistered Sales of Equity Securities.  None.

Issuer Purchases of Equity Securities:  The following table summarizes purchases of the Company’s common stock made by or on behalf of the Company for the quarter ended March 31, 2008 pursuant to a publicly announced plan.

	Total		Total Number of Shares	Maximum Number of
	Number of	Average Price	Purchased as Part of	Shares That May Yet
	Shares	Paid per	Publicly Announced	be Purchased Under
Period	Purchased	Share	Program	the Program

January 1 to January 31, 2008	3,818	$22.52	11,687,614	462,386
February 1 to February 29, 2008	—	—	11,687,614	462,386
March 1 to March 31, 2008 Total	—	—	11,687,614	462,386

	3,818	$22.52	1 1,687,614	462,386

In 1996, the Company’s Board of Directors authorized a stock repurchase program initially for up to 100,000 shares of the Company’s common stock. The Company’s Board of Directors has periodically increased the number of shares authorized for repurchase under the program. The most recent increase occurred in June 2006 and brought the number of shares authorized for repurchase over the life of the program to 12,150,000 shares. There is no expiration date for the plan.

STOCK PERFORMANCE GRAPH

The graph depicted below shows a comparison of cumulative total stockholder returns for the Company, the Nasdaq and the Nasdaq Health Services Index over a five year period beginning on March 31, 2003. The data depicted on the graph are as set forth in the chart below the graph. The graph assumes that $100 was invested in the Company’s Common Stock on March 31, 2003, and in each index, and that all dividends were reinvested. No cash dividends have been paid or declared on the Common Stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

CORVEL STOCK PERFORMANCE CHART

	2003	2004	2005	2006	2007	2008
CorVel Corporation	100.00	111.10	65.42	67.59	139.27	140.84
U.S. Nasdaq	100.00	147.60	148.59	175.22	181.75	169.51
U.S. Nasdaq Healthcare Services	100.00	171.31	211.64	279.95	280.38	292.59

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

The selected consolidated financial data of the Company appears in a separate section of this Annual Report on Form 10-K on page 33 and is incorporated herein by this reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations appears in a separate section of this Annual Report on Form 10-K beginning on page 34 and is incorporated herein by this reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2008, the Company held no market risk sensitive instruments for trading purposes and the Company did not employ any derivative financial instruments, other financial instruments, or derivative commodity instruments to hedge any market risk. The Company had no debt outstanding as of March 31, 2008, and therefore, had no market risk related to debt.

Item 8.	Financial Statements and Supplementary Data.

The Company’s consolidated financial statements, as listed under Item 15, appear in a separate section of this Annual Report on Form 10-K beginning on page 50 and are incorporated herein by this reference. The financial statement schedule is included below under Item 15(a) (2).

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting as of March 31, 2008, described below.

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

A material weakness is a deficiency (within the meaning of the United States Public Company Accounting Oversight Board Auditing Standard No. 5), or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (COSO). Based on our assessment, we believe that, as of March 31, 2008, our internal control over financial reporting was ineffective based on those criteria, in consideration of the material weaknesses described below.

Accounts Payable.  We did not maintain adequate controls to ensure the proper inclusion or exclusion of expenditures within the reporting period and, therefore, the accuracy and completeness of our accounts payable.

Financial close and reporting.  We did not maintain adequate controls to support: (i) effective and timely analysis and correction of errors noted when reconciling significant accounts, (ii) complete and accurate financial statement disclosures, and (iii) restricted access to certain financial systems and files necessary to maintain the integrity of journal entry reviews, account reconciliations, and financial reports. Furthermore, the indirect lines of responsibilities within our accounting and reporting function do not provide direct oversight and accountability to allow for timely and accurate financial reporting.

Remediation Activities

The Company has engaged the services of a large CPA firm to assist management with income taxes and stock-based compensation accounting. This engagement enabled the Company to obtain and utilize specialized expertise as needed. Management has utilized this expertise to develop and implement additional controls over income tax accounting and stock-based compensation. Management has also utilized this expertise to assist in the preparation of various schedules and reports related to tax and stock-based compensation accounting.

During the fiscal year, management initiated a major accounting software upgrade project. The upgraded software has features that automate certain financial reporting controls. The Company is working to fully implement the added features which, when implemented, will enable management to improve the controls over financial close and reporting. Management also added additional review and approval processes that have enhanced internal controls over financial reporting.

During the fiscal year, the Company worked to implement new accounts payable software. The new software is currently being rolled out across the enterprise. The new accounts payable software has functionality not available in the Company’s legacy accounts payable application. The new functionality enables management to implement additional automated controls over the accounts payable process. Through the use of automated controls, management expects to improve controls over the accounts payable process. Automation of manual controls will enable the Company to improve controls in the disbursements cycle. Management expects the implementation of the additional automated controls to take place during 2009 fiscal year.

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

Haskell & White LLP, an independent registered public accounting firm that has audited the consolidated financial statements, has also audited the effectiveness of our internal control over financial reporting as of March 31, 2008 as stated in their report which appears herein.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information in the sections titled “Proposal One: Election of Directors,” “Corporate Governance, Board Composition and Board Committees,” “Directors and Executive Officers of the Company,” and “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the Company’s Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders is incorporated herein by reference.

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

The information in the sections titled “Executive Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” and “Compensation of Directors,” except as stated therein, appearing in the Company’s Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information in the sections titled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matter” and “Equity Compensation Plan Information” appearing in the Company’s Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13.	Certain Relationships and Related Party Transactions, and Director Independence.

The information in the sections titled “Certain Relationships and Related Person Transactions,” “Proposal One: Election of Directors,” and “Corporate Governance, Board Composition and Board Committees” appearing in the Company’s Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information under the captions “Principal Accountant Fees and Services”, “Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors” and “Ratification of Appointment of Independent Auditors” appearing in the Company’s Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1)  Financial Statements:

The Company’s financial statements appear in a separate section of this Annual Report on Form 10-K beginning on the pages referenced below:

(2)  Financial Statement Schedule:

The Company’s consolidated financial statements, as listed under Item 15(a) (1), appear in a separate section of this Annual Report on Form 10-K beginning on page 50. The Company’s financial statement schedule is as follows:

Schedule II — Valuation and Qualifying Accounts

		Additions
	Balance at	Charged to
	Beginning of	Costs and		Balance at
	Year	Expenses	Deductions	End of Year

Allowance for doubtful accounts:
Fiscal Year Ended March 31, 2008:	$3,510,000	$2,464,000	$(3,086,000)	$2,888,000
Fiscal Year Ended March 31, 2007:	3,487,000	2,462,000	(2,439,000)	3,510,000
Fiscal Year Ended March 31, 2006:	3,487,000	3,713,000	(3,713,000)	3,487,000

(3) Exhibits:

EXHIBITS

4

Exhibit
No.		Title	Method of Filing

2	.1†	Asset Purchase Agreement dated December 15, 2006 by and among the Company’s subsidiary, CorVel Enterprise Comp, Inc., and Hazelrigg Risk Management Services, Inc., Comp Care, Inc., Medical Auditing Services, Inc., and Arlene Hazelrigg.	Incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K filed on February 6, 2007.
2.2		Stock Purchase Agreement dated May 31, 2007 by and among the Company’s subsidiary, CorVel Enterprise Comp, Inc., The Schaffer Companies, Ltd., and Dawn Colwell, Christopher Schaffer, John Colwell and Kelly Ribeiro de Sa.	Incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K filed on June 6, 2007.
3.1		Amended and Restated Certificate of Incorporation of the Company	Incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 filed on August 9, 2007.
3.2		Amended and Restated Bylaws of the Company	Incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 filed on August 14, 2006.
10	.1*	Nonqualified Stock Option Agreement between V. Gordon Clemons, the Company and North Star together with all amendments and addendums thereto	Incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 Registration No. 33-40629 initially filed on May 16, 1991.
10	.2*	Supplementary Agreement between V. Gordon Clemons, the Company and North Star	Incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 Registration No. 33-40629 initially filed on May 16, 1991.
10	.3*	Amendment to Supplementary Agreement between Mr. Clemons, the Company and North Star	Incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1992 filed on June 29, 1992.

Exhibit
No.		Title	Method of Filing

10	.4*	Restated Omnibus Incentive Plan (Formerly The Restated 1988 Executive Stock Option Plan)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 9, 2006.
10	.5*	Forms of Notice of Grant of Stock Option, Stock Option Agreement and Notice of Exercise Under the Restated Omnibus Incentive Plan (Formerly The Restated 1988 Executive Stock Option)	Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 filed on November 9, 2006, Exhibits 10.7, 10.8 and 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994 filed on June 29, 1994, Exhibits 99.2, 99.3, 99.4, 99.5, 99.6, 99.7 and 99.8 to the Company’s Registration Statement on Form S-8 (File No. 333-94440) filed on July 10, 1995, and Exhibits 99.3 and 99.5 to the Company’s Registration Statement on Form S-8 (File No. 333-58455) filed on July 2, 1998.
10	.6*	Employment Agreement of V. Gordon Clemons	Incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 Registration No. 33-40629 initially filed on May 16, 1991.
10	.7*	Restated 1991 Employee Stock Purchase Plan, as amended	Incorporated herein by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-128739) filed on September 30, 2005.
10.8		Fidelity Master Plan for Savings and Investment, and amendments	Incorporated herein by reference to Exhibits 10.16 and 10.16A to the Company’s Registration Statement on Form S-1 Registration No. 33-40629 initially filed on May 16, 1991.
10.9		Preferred Shares Rights Agreement, dated as of February 11, 1997, by and between Corvel Corporation and U.S. Stock Transfer Corporation, including the Certificate of Determination, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively (Shareholder Rights Plan)	Incorporated herein by reference to Exhibit 99.1 in the Company’s Form 8-K filed on February 28, 1997.
10.10		Amended and Restated Preferred Shares Rights Agreement, dated as of April 11, 2002, by and between CorVel Corporation and U.S. Stock Transfer Corporation, including the Certificate of Determination, the Certificate of Amendment of the Certificate of Determination, the form of Rights Certificate (as amended) and the Summary of Rights (as amended) attached thereto as Exhibits A-1, A-2, B and C, respectively (Amended Shareholder Rights Plan)	Incorporated herein by reference to Exhibit 99.1 in the Company’s Form 8-K filed on May 24, 2002.
10	.11*	Employment Agreement effective May 26, 2006 by and between CorVel Corporation and Dan Starck	Incorporated herein by reference to Exhibit 10.1 in the Company’s Form 8-K filed on May 30, 2006.
10	.12*	Stock Option Agreement and Acceleration Addendum dated May 26, 2006 by and between CorVel Corporation and Dan Starck, providing for time vesting	Incorporated herein by reference to Exhibit 10.2 in the Company’s Form 8-K filed on May 30, 2006.

Exhibit
No.		Title	Method of Filing

10	.13†	Stock Option Agreement and Acceleration Addendum dated May 26, 2006 by and between CorVel Corporation and Dan Starck, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 30, 2006.
10	.14†	Stock Option Agreement dated May 26, 2006 by and between CorVel Corporation and Scott McCloud, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 2, 2006.
10	.15*†	Stock Option Agreement dated May 26, 2006 by and between CorVel Corporation and Don McFarlane, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K/A filed on July 6, 2007.
10.16		Credit Agreement dated August 1, 2007 by and between CorVel Corporation and Wells Fargo Bank, National Association.	Incorporated herein by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed on August 6, 2007.
10.17		Revolving Line of Credit Note dated August 1, 2007 by CorVel Corporation in favor of Wells Fargo Bank, National Association.	Incorporated herein by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed on August 6, 2007.
10.18		Form of Partial Waiver of Automatic Option Grant executed by Directors	Incorporated herein by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 filed on November 8, 2007.
10	.19*†	Stock Option Agreement and Acceleration Addendum dated February 4, 2008 by and between CorVel Corporation and Dan Starck, providing for performance vesting.	Filed herewith.
10	.20*†	Stock Option Agreement dated February 4, 2008 by and between CorVel Corporation and Scott McCloud, providing for performance vesting.	Filed herewith.
10	.21*†	Stock Option Agreement dated February 4, 2008 by and between CorVel Corporation and Don McFarlane, providing for performance vesting.	Filed herewith.
10.22		Partial Waiver of Automatic Option Grant by Jean Macino dated February 8, 2008	Filed herewith.
21.1		Subsidiaries of the Company	Filed herewith.
23.1		Consent of Independent Registered Public Accounting Firm, Haskell & White LLP	Filed herewith.
23.2		Consent of Independent Registered Public Accounting Firm, Grant Thornton LLP	Filed herewith.
31.1		Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2		Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1		Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
32.2		Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

*	— Denotes management contract or compensatory plan or arrangement.

†	— Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Securities and Exchange Commission.

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

Corvel Corporation

By:	/s/ Daniel J. Starck
Daniel J. Starck
President, Chief Executive Officer, and Chief
Operating Officer

Date: June 13, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 13, 2008.

Signature	Title

/s/ V. Gordon Clemons V. Gordon Clemons	Chairman of the Board

/s/ Daniel J. Starck Daniel J. Starck	President, Chief Executive Officer, and Chief Operating Officer (Principal Executive Officer)

/s/ Scott R. McCloud Scott R. McCloud	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Alan Hoops Alan Hoops	Director

/s/ Steven J. Hamerslag Steven J. Hamerslag	Director

/s/ Judd Jessup Judd Jessup	Director

/s/ Jean Macino Jean Macino	Director

/s/ Jeffrey J. Michael Jeffrey J. Michael	Director

SELECTED CONSOLIDATED FINANCIAL DATA

The following selected financial data for each of the fiscal years for the five fiscal years ended March 31, 2008, have been derived from the Company’s audited consolidated financial statements. The following data should be read in conjunction with the Company’s Consolidated Financial Statements, the related notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The following amounts are in thousands, except per share data.

	Fiscal Year Ended March 31,
	2004	2005	2006	2007	2008

Statement of Income Data:
Revenues	$305,279	$291,000	$266,504	$274,581	$301,894
Cost of revenues	253,846	246,341	221,060	208,746	223,829

Gross profit	51,433	44,659	45,444	65,835	78,065

General and administrative	26,067	28,144	29,590	35,383	39,720

Income before income taxes	25,366	16,515	15,854	30,452	38,345
Income tax provision	9,353	6,358	6,101	11,876	14,961

Net Income	$16,013	$10,157	$9,753	$18,576	$23,384

Net Income per share:
Basic	$1.01	$0.65	$0.67	$1.32	$1.69

Diluted	$0.98	$0.64	$0.67	$1.30	$1.67

Shares used in computing net income per share:
Basic	15,878	15,629	14,534	14,070	13,856
Diluted	16,257	15,780	14,592	14,268	14,036
Return on beginning of year equity	24.1%	13.2%	13.3%	27.3%	29.5%
Return on beginning of year assets	16.6%	9.5%	9.2%	18.6%	20.6%

	2004	2005	2006	2007	2008

Balance Sheet Data as of March 31,
Cash and cash equivalents	$8,641	$8,945	$14,206	$15,020	$17,911
Accounts receivable, net	45,538	45,611	39,521	41,027	39,164
Working capital	40,598	38,599	34,597	35,018	29,445
Total assets	106,716	105,698	100,098	113,768	140,575
Retained earnings	119,245	129,402	139,155	157,731	178,458
Treasury stock	(96,281)	(113,481)	(132,205)	(154,091)	(162,302)
Total stockholders’ equity	76,974	73,593	68,036	79,197	96,378

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

The Company disclaims any obligations to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of these factors include (without limitation) general industry and economic conditions; cost of capital and capital requirements; competition from other managed care companies; the ability to expand certain areas of the Company’s business; shifts in customer demands; the ability of the Company to produce market-competitive software; changes in operating expenses including employee wages, benefits and medical inflation; governmental and public policy changes, including but not limited to legislative and administrative law and rule implementation or change; dependence on key personnel; possible litigation and legal liability in the course of operations; the continued availability of financing in the amounts and at the terms necessary to support the Company’s future business; and the other risks identified under the heading “Risk Factors” appearing elsewhere in the report.

Overview

CorVel Corporation is an independent nationwide provider of medical cost containment and managed care services designed to address the escalating medical costs of workers’ compensation and auto policies. The Company’s services are provided to insurance companies, Third-Party Administrators (TPAs), and self-administered employers to assist them in managing the medical costs and monitoring the quality of care associated with healthcare claims.

Network Solutions Services

The Company’s Network Solutions services are designed to reduce the price paid by its customers for medical services rendered in workers’ compensation cases, and auto policies and, to a lesser extent, group health policies. The network solutions services offered by the Company include automated medical fee auditing, preferred provider services, inpatient bill review, retrospective utilization review, coordinate independent medical examinations, and coordinate MRI examinations.

Patient Management Services

In addition to its network solutions services, the Company offers a range of patient management services, which involve working on a one-on-one basis with injured employees and their various healthcare professionals, employers and insurance company adjusters. Patient management services are designed to monitor the medical necessity and appropriateness of healthcare services provided to workers’ compensation and other healthcare claimants and to expedite return-to-work. The Company offers these services on a stand-alone basis, or as an integrated component of its medical cost containment services. Patient management services include a comprehensive integrated platform of workers’ compensation and liability claims management and medical management services. Through this service, the Company serves clients in the self-insured or commercially insured market through alternative loss funding methods, and provides them with a complete range of services, claims administration, case management, and medical bill review.

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

Because we believe we meet each of the criteria set forth above and each of our regions have similar economic characteristics, we aggregate our results of operations in one reportable operating segment, managed care.

Seasonality

While we are not directly impacted by seasonal shifts, we are affected by the change in working days based in a given quarter. There are generally fewer working days for our employees to generate revenue in the third fiscal quarter as we experience vacations, inclement weather and holidays.

Summary of Fiscal 2008 Annual Results

The Company reported revenues of $302 million for fiscal year ended March 31, 2008, an increase of $27 million, or 10%, compared to $275 million in fiscal year ended March 31, 2007. Excluding the acquisitions of Schaffer and Hazelrigg, as noted below, the Company’s revenues would have been up 1% above the $275 million in revenue from fiscal 2007 and down 9% from the $305 million in revenue reported in fiscal 2004, the last time the Company’s revenue exceeded $300 million.

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

Under FASB 123R, the Company began to record the vested portion of the fair value of stock options as stock compensation expense on the income statement beginning April 1, 2006 for the fiscal year ended March 31, 2007.

Prior to fiscal 2007, the Company reported the stock compensation expense, after-tax, only in a pro forma calculation in the footnotes to the financial statements. During the fiscal year ended March 31, 2008, the Company recorded a stock compensation expense of $1,487,000 before income taxes, and $907,000 after income tax expense. The stock compensation charge reduced diluted earnings per share by $0.06.

In June 2007, the Company’s wholly owned subsidiary, CorVel Enterprise Comp, Inc., acquired 100% of the stock of The Schaffer Companies Ltd. (“Schaffer”) for $12.6 million in cash. Schaffer is a TPA headquartered in Maryland. The acquisition is expected to allow the Company to expand its service capabilities as a third-party administrator and provide claims processing services along with patient management services and network solutions services to an increased customer base. The sellers of Schaffer had the potential to receive up to an additional $3 million in a cash earnout based upon the revenue collected by the Schaffer business during the one-year period after completion of the acquisition. The amount of the earn-out, if any, has not yet been determined, but the Company expects the earn-out calculation will be completed prior to the reporting of financial statements for the quarter end June 30, 2008. The results of the acquired business for the period from June 1, 2007 to March 31, 2008 are included with the Company’s results for the quarter and fiscal year ended March 31, 2008. For the fiscal year ended March 31, 2008, the results of the acquired business increased the Company’s revenues by approximately $9 million, or 3%.

In January 2007, The Company completed the acquisition of the assets of Hazelrigg Risk Management Services. Fiscal 2007 results included two months of Hazelrigg and fiscal 2008 results included twelve months of Hazelrigg.

Results of Operations

Revenue

The Company derives its revenues from providing patient management and network solutions services to payors of workers’ compensation benefits, auto insurance claims and health insurance benefits. Patient management services include utilization review, medical case management and vocational rehabilitation. Network solutions revenues include fee schedule auditing, hospital bill auditing, independent medical examinations, diagnostic imaging review services and preferred provider referral services. The percentages of total revenues attributable to patient management and network solutions services for the fiscal years ended March 31, 2006, 2007, and 2008 are listed below.

	2006	2007	2008

Patient management services	42.7%	39.1%	42.4%
Network solutions services	57.3%	60.9%	57.6%

	100.0%	100.0%	100.0%

As noted in the table above, from fiscal 2007 to fiscal 2008 the mix of the Company’s revenues moved 3.3 percentage points from network solutions services to patient management services. This mix shift is primarily due to the increase in revenue from the acquisitions of Schaffer and Hazelrigg as noted above.

The following table shows the income statements for the past three fiscal years and the dollar changes as well as the percentage changes for each year.

				Amount	Amount	Percent	Percent
				Change from	Change from	Change from	Change from
	Fiscal	Fiscal	Fiscal	Fiscal 2006 to	Fiscal 2007 to	Fiscal 2006 to	Fiscal 2007 to
	2006	2007	2008	2007	2008	2007	2008

Revenues	$266,504	$274,581	$301,894	$8,077	$27,313	3.0%	9.9%
Cost of revenues	221,060	208,746	223,829	(12,314)	15,083	(5.6)%	7.2

Gross profit	45,444	65,835	78,065	20,391	12,230	44.9%	18.6
General and Administrative	29,590	35,383	39,720	5,793	4,337	19.6%	12.3

Income before income taxes	15,854	30,452	38,345	14,598	7,893	92.1%	25.9
Income tax provision	6,101	11,876	14,961	5,775	3,085	94.7%	26.0

Net Income	$9,753	$18,576	$23,384	$8,823	$4,808	90.5%	25.9%

Net Income per share:
Basic	$0.67	$1.32	$1.69	$0.65	$0.37	97.0%	28.0%
Diluted	$0.67	$1.30	$1.67	$0.63	$0.37	94.0%	28.5%
Shares used in net income per share:
Basic	14,534	14,070	13,856	(464)	(214)	(3.2)%	(1.5)%
Diluted	14,592	14,268	14,036	(324)	(232)	(2.2)%	(1.6)%

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

Income Statement Percentages

The following table sets forth, for the periods indicated, the percentage of revenues represented by certain items reflected in the Company’s consolidated statements of income. The Company’s past operating results are not necessarily indicative of future operating results. The percentages for the three fiscal years ended March 31, 2006, 2007 and 2008 are as follows:

	2006	2007	2008

Revenues	100.0%	100.0%	100.0%
Cost of revenues	82.9%	76.0%	74.0%

Gross profit	17. 1%	24.0%	26.0%
General and administrative	11.1%	12.9%	13.2%

Income before income taxes	6.0%	11.1%	12.8%
Income tax provision	2.3%	4.3%	5.0%

Net Income	3.7%	6.8%	7.8%

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

Change in Revenue

Fiscal 2008 Compared to Fiscal 2007

Revenues increased by 10%, to $302 million in fiscal 2008, from $275 million in fiscal 2007, an increase of $27 million. The increase was primarily due to the acquisition of the assets of Hazelrigg Risk Management Services in January 2007 and the acquisition of the stock of Schaffer in June 2007. These businesses both provide claims processing services to the property and casualty industry and are discussed further below. These acquisitions were the primary source of growth in the Company’s patient management services. Patient management revenues increased $21 million, or 19.3%, to $128 million in fiscal 2008. The Company’s network solutions services revenue increased $7 million, or 3.9%, to $174 million in fiscal 2008. This increase was primarily due to an increase in the volume of out-of-network bills reviewed which generate greater revenue per bill and an increase in revenue per provider bill reviewed due to increased savings per bill for the Company’s customers. Excluding these acquisitions of Hazelrigg and Schaffer, the Company’s revenues would have only increased by approximately 1% in fiscal 2008 compared to fiscal 2007.

The Company’s limited revenue increase, excluding the aforementioned acquisitions, reflects the challenging market conditions the Company has experienced during the past few years. The decrease in the nation’s manufacturing employment levels, which has helped lead to a decline in national workers’ compensation claims, considerable price competition in a flat-to-declining overall market, an increase in competition from both larger and smaller competitors, changes and the potential changes in state workers’ compensation and auto managed care laws which can reduce demand for the Company’s services, have created an environment where revenue and margin growth is more difficult to attain and where revenue growth is less certain than historically experienced. Additionally, the Company’s technology and preferred provider network competes against other companies, some of which have more resources available. Also, some customers may handle their managed care services in-house and may reduce the amount of services which are outsourced to managed care companies such as CorVel Corporation.

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

Fiscal 2007 Compared to Fiscal 2006

Revenues increased by 3% to $275 million in fiscal 2007, from $267 million in fiscal 2006, an increase of $8 million. The increase was attributable to the Company’s network solutions services revenue increasing $14.7 million, or 9.6%, to $167.2 million in fiscal 2007. This increase was primarily due to an increase in the volume of out-of-network bills reviewed which generate greater revenue per bill and an increase in revenue per provider bill reviewed due to increased savings per bill for the Company’s customers due to enhancements in the Company’s software. Part of the increase in network solutions was offset by a decrease in the Company’s patient management services. Patient management revenues decreased $6.6 million, or 5.8%, to $107.4 million in fiscal 2007. This decrease was primarily due to a decrease in case referral volume offset by a nominal increase in price of services.

Cost of Revenue

The Company’s cost of revenues consist of direct expenses, costs directly attributable to the generation of revenue, and field indirect costs which are incurred in the field to support the operations in the field offices which generate the revenue. Direct costs are primarily case manager salaries, bill review analysts, related payroll taxes and fringe benefits, and costs for Independent Medical Examinations (IME), prescription drugs, and MRI providers. Most of the Company’s revenues are generated in offices which provide both patient management services and network solutions services. The largest of the field indirect costs are manager salaries and bonus, account executive base pay and commissions, administrative and clerical support, field systems personnel, PPO network developers, related payroll taxes and fringe benefits, office rent, and telephone expense. Approximately 44% of the costs incurred in the field are field indirect costs which support both the patient management services and network solutions operations of the Company’s field operations.

Change in Cost of Revenue

Fiscal 2008 Compared to Fiscal 2007

The Company’s cost of revenues increased from $209 million in fiscal 2007 to $224 million in fiscal 2008, an increase of 7.2% or $15 million. The increase in cost of revenues was due to the January and June 2007 acquisitions of Hazelrigg and Schaffer and the related revenues generated by these entities. This was partially offset by the Company improving its operating productivity in both its patient management and network solutions lines of business through improvements in technology and processes. Excluding the acquisitions, the Company’s cost of revenues would have decreased by approximately 2% in fiscal 2008 compared to fiscal 2007.

The Company improved its operating productivity in the network solutions lines of business primarily due to enhancements in the Company’s bill review software, which allowed the Company to process bills more efficiently and less costly. As a result, the cost of revenues as a percentage of revenues decreased from 76% in fiscal 2007 to 74% in fiscal 2008. However, the potential increase in costs to attract and retain qualified employees may cause a material increase in cost of revenues in the future.

Fiscal 2007 Compared to Fiscal 2006

The Company’s cost of revenues decreased from $221 million in fiscal 2006 to $209 million in fiscal 2007, a decrease of 5.6% or $12 million. The decrease in cost of revenues was primarily attributable to the decrease in the labor intensive business associated with the patient management revenue noted above. The Company reduced its field employee headcount as revenue decreased. The number of the Company’s case managers decreased from just over 814 at March 31, 2006 to approximately 749 at March 31, 2007. Consequently, approximately one half of the decrease in cost of revenues is attributable to a decrease in direct labor costs. The largest factor contributing to the decrease in the cost of revenues was a decrease in professional salaries by $5.9 million, from $64.1 million in fiscal 2006 to $58.2 million in fiscal 2007. This decrease was primarily attributable to a decrease in the number of case managers noted above.

The provider costs for the Company’s CareIQ services decreased as the volume of activity decreased. The Company improved its operating productivity in the network solutions lines of business primarily due to enhancements in the Company’s bill review software.

General and Administrative Expense

During fiscals years 2006, 2007 and 2008, approximately 59%, 62%, and 63%, respectively, of general and administrative costs consisted of corporate systems costs, which include the corporate systems support, implementation and training, rules engine development, national information technology (IT) strategy and planning, depreciation of the hardware costs in the Company’s corporate offices and backup data center, the Company’s national wide area network, and other systems related costs. The Company includes all IT related costs managed by the corporate office in general and administrative whereas the field IT related costs are included in the cost of revenues. The remaining general and administrative costs consist of national marketing, national sales support, corporate legal, corporate insurance, human resources, accounting, product management, new business development, and other general corporate expenses.

Change in General and Administrative Expense

Fiscal 2008 Compared to Fiscal 2007

General and administrative expense increased $4 million, or 12.3%, from $35.38 million in fiscal 2007 to $40 million in fiscal 2008. General and administrative expense increased as a percentage of revenue by 0.3% from 12.9% of revenue in fiscal 2007 to 13.2% of revenue in fiscal 2008. The Company’s systems expenses increased $3 million, or 12.1%, from fiscal 2007 to fiscal 2008. The increase was primarily related to increased expenditures in national IT infrastructure, planning, development, and programming costs. Given the importance the Company places on its proprietary software, these costs may continue to increase.

The increase in cost due to the development and maintenance of software products and the implementation and incorporation of new technologies to remain competitive could have a material impact on the Company in the future. Likewise, the Company’s exposure to litigation and increasing costs of insurance could have material effects as well.

Fiscal 2007 Compared to Fiscal 2006

General and administrative expense increased $5 million from $29.59 million in fiscal 2006 to $35.38 million in fiscal 2007. General and administrative expense increased as a percentage of revenue by 1.8% from 11.1% of revenue in fiscal 2006 to 12.9% of revenue in fiscal 2007. The Company’s systems expenses increased $4 million, or 24.1%, from fiscal 2006 to fiscal 2007. The increase was primarily related to increased expenditures in national IT infrastructure, planning, development, and programming costs. Given the importance the Company places on its proprietary software, it is possible that these costs may continue to increase.

Income Tax Provision

Fiscal 2008 Compared to Fiscal 2007

The Company’s income tax expense for fiscal years 2007 and 2008 was $12 million and $15 million, respectively. The Company’s income tax expense in fiscal 2008 increased due to the increase in pre-tax income from $30 million in fiscal 2007 to $38 million in fiscal 2008. The effective income tax rates for fiscal years 2007 and 2008 were 39% and 39%, respectively. These rates differed from the statutory federal tax rate of 35% primarily due to state income taxes and certain non-deductible expenses.

Fiscal 2007 Compared to Fiscal 2006

The Company’s income tax expense for fiscal years 2006 and 2007, was $6 million and $12 million, respectively. The Company’s income tax expense in fiscal 2007 increased due to the increase in pre-tax income from $16 million in fiscal 2006 to $30 million in fiscal 2007. The effective income tax rates for fiscal years 2006 and 2007 were 38% and 39%, respectively. These rates differed from the statutory federal tax rate of 35% primarily due to state income taxes and certain non-deductible expenses.

Net Income

Fiscal 2008 Compared to Fiscal 2007

The Company’s net income for fiscal years 2007 and 2008 was $19 million and $23 million, respectively. The Company’s net income in fiscal 2008 increased due to the increase in productivity in the Company’s field operations as noted above. Revenues increased $27 million while field costs increased just $15 million thus increasing gross margin from 24% in fiscal 2007 to 26% in fiscal 2008.

Fiscal 2007 Compared to Fiscal 2006

The Company’s net income for fiscal years 2006 and 2007 was $10 million and $19 million, respectively. The Company’s net income in fiscal 2007 increased due to the increase in productivity in the Company’s field operations as noted above. Revenues increased $8 million while field costs decreased $12 million thus increasing gross margin from 17% in fiscal 2007 to 24% in fiscal 2007.

Earnings per Share

Fiscal 2008 Compared to Fiscal 2007

The Company’s diluted earnings per share for fiscal years 2007 and 2008 were $1.30 and $1.67, respectively. The Company’s earnings per share in fiscal 2008 increased due to the increase in net income as noted above along with the decrease in diluted shares from 14.3 million to 14.0 million due to the Company’s ongoing stock repurchase program.

Fiscal 2007 Compared to Fiscal 2006

The Company’s diluted earnings per share for fiscal years 2006 and 2007 were $0.67 and $1.30, respectively. The Company’s earnings per share in fiscal 2007 increased due to the increase in net income as noted above along with the decrease in diluted shares from 14.6 million to 14.3 million due to the Company’s ongoing stock repurchase program.

Liquidity and Capital Resources

The Company has historically funded its operations and capital expenditures primarily from cash flow from operations, and to a lesser extent, stock option exercises. The Company’s net accounts receivables have historically averaged below 55 days of average sales. Property, net of accumulated depreciation, has averaged approximately 10% or less of annual revenue. These historical ratios of investments in assets used in the business has allowed the Company to generate sufficient cash flow to repurchase $162 million of its common stock during the past eleven fiscal years, without incurring debt, on cumulative net earnings of $178 million.

The Company believes that cash from operations, available funds under its line of credit, and funds from exercise of stock options granted to employees are adequate to fund existing obligations, repurchase shares of the Company’s common stock under its current share repurchase program, introduce new services, and continue to develop healthcare related businesses for at least the next twelve months. The Company regularly evaluates cash requirements for current operations and commitments, and for capital acquisitions and other strategic transactions. The Company may elect to raise additional funds for these purposes, either through debt or additional equity financings, as appropriate. Additional equity or debt financing may not be available in the amounts, at the times or on terms favorable to us or at all.

As of March 31, 2008, the Company had $18 million in cash and cash equivalents, invested primarily in short-term, highly liquid investments with maturities of 90 days or less.

In August 2007, the Company entered into a credit agreement with a financial institution to provide a revolving credit facility with borrowing capacity of up to $10 million. This agreement expires in September 2008. Borrowings under this agreement bear interest, at the Company’s option, at a fixed LIBOR-based rate (3.18% at March 31, 2008) plus 1.25% or at the financial institution’s fluctuating prime lending rate (5.25% at March 31, 2008). The loan covenants require the Company to maintain the current assets to liabilities ratio of at least 1.25:1, debt to tangible net worth not greater than 1:1 and have positive net income. There are no outstanding revolving loans as of the date hereof, but letters of credit in the aggregate amount of $5.8 million have been issued under a letter of credit sub-limit that does not reduce the amount of borrowings available under the revolving credit facility.

The Company has historically required substantial capital to fund the growth of its operations, particularly working capital to fund the growth in accounts receivable and capital expenditures. The Company believes, however, that the cash balance at March 31, 2008 along with anticipated internally generated funds, the credit facility would be sufficient to meet the Company’s expected cash requirements for at least the next twelve months.

Operating Cash Flows

Fiscal 2008 Compared to Fiscal 2007

Net cash provided by operating activities increased from $30 million in fiscal 2007 to $37 million in fiscal 2008. The increase in cash provided by operations was primarily due to an increase in net income from $19 million at March 31, 2007 to $23 million at March 31, 2008. Additionally, accounts receivable decreased by approximately $1 million from fiscal 2007 to fiscal 2008, while from fiscal 2006 to fiscal 2007, accounts receivable increased by $3 million.

Fiscal 2007 Compared to Fiscal 2006

Net cash provided by operating activities increased from $29 million in fiscal 2006 to $30 million in fiscal 2007. The increase in cash provided by operations was primarily due to an increase in net income from $10 million at March 31, 2006 to $19 million at March 31, 2007. This increase was due to the increase in revenue and decrease in cost of revenue as described above.

Investing Activities

Fiscal 2008 Compared to Fiscal 2007

Net cash flow used in investing activities increased from $21 million in fiscal 2007 to $29 million in fiscal 2008. This increase in investing activity was primarily due to an increase in capital additions from $9 million to $15 million for computer hardware and software and for the Company’s new data center in Portland. The Company expects future expenditures for property and equipment to increase if revenues increase. During fiscal 2008, the Company spent $12.6 million for the Schaffer acquisition and paid $2 million for the earn-out related to the Hazelrigg acquisition.

Fiscal 2007 Compared to Fiscal 2006

Net cash flow used in investing activities increased from $8 million in fiscal 2006 to $21 million in fiscal 2007. This increase in net cash used in investing activities was primarily due to the Company’s $12 million expenditure on the acquisition of Hazelrigg in January 2007. Additionally, capital expenditures increased due to investment in IT infrastructure.

Financing Activities

Fiscal 2008 Compared to Fiscal 2007

Net cash flow used in financing activities decreased from $9 million in fiscal 2007 to $5 million in fiscal 2008. The decrease in cash flow used in financing activities was due to a decrease in the purchase of common stock under the Company’s stock repurchase program. During fiscal 2007, the Company spent $22 million to repurchase 708,666 shares of its common stock (at an average price of $30.88 per share). During fiscal 2008, the Company spent $8 million to repurchase 328,218 shares of its common stock (at an average price of $25.02 per share).

If the Company continues to generate cash flow from operating activities, the Company may continue to repurchase shares of its common stock on the open market, if authorized by the Company’s Board of Directors, or seek to identify other businesses to acquire. In June 2006, the Board of Directors increased the number of shares authorized to be repurchased over the life of the repurchase program by an additional 1,500,000 shares to 12,150,000 shares. The Company has historically used cash provided by operating activities and from the exercise of stock options to repurchase stock. The Company expects that it may use some of the cash on the balance sheet at March 31, 2008 to repurchase additional shares of its common stock in the future.

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

Contractual Obligations

The following table set forth our contractual obligations at March 31, 2008, which are future minimum lease payments due under non-cancelable operating leases:

		For the Fiscal Years Ended March 31:
	Total	2009	2010 - 2011	2012 - 2013	After 2013

Operating leases	$44,406,000	$12,775,000	$19,048,000	$9,584,000	$2,999,000
FIN 48 tax liability	4,480,000	4,480,000	—	—	—
Software license	1,728,000	864,000	864,000	—	—

Total	$50,614,000	$18,119,000	$19,912,000	$9,584,000	$2,999,000

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

Cost of revenues: Cost of services consists primarily of the compensation and fringe benefits of field personnel, including managers, medical bill analysts, field case managers, telephonic case managers, systems support, administrative support and account managers and account executives and related facility costs including rent, telephone and office supplies. Historically, the costs associated with these additional personnel and facilities have been the most significant factor driving increases in the Company’s cost of services. Locally managed and incurred IT costs are charged to cost of revenues whereas the costs incurred and managed at the corporate offices are charged to general and administrative expense.

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

There has been no material change in the net reserve balance during the past three fiscal years. No one customer accounted for 10% or more of accounts receivable at March 31, 2007, and 2008.

Goodwill and Long-Lived Assets:  Goodwill arising from business combinations represents the excess of the purchase price over the estimated fair value of the net assets of the acquired business. Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is tested annually for impairment or more frequently if circumstances indicate the potential for impairment. Also, management tests for impairment of its intangible assets and long-lived assets on an ongoing basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company’s impairment is conducted at a company-wide level. With respect to goodwill, the measurement of fair value is based on an evaluation of market capitalization and is further tested using a multiple of earnings approach. With respect to long-lived assets and definite-lived intangible assets, the measurement of fair value is based on future undiscounted cash flows. In projecting the Company’s cash flows, management considers industry growth rates and trends and cost structure changes. Based on its tests and reviews, no impairment of its goodwill, intangible assets or other long-lived assets existed at March 31, 2008. However, future events or changes in current circumstances could affect the recoverability of the carrying value of goodwill and long-lived assets. Should an asset be deemed impaired, an impairment loss would be recognized to the extent the carrying value of the asset exceeded its estimated fair market value.

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

Accounting for Income Taxes:  The Company provides for income taxes in accordance with provisions specified in SFAS No. 109, “Accounting for Income Taxes.” Accordingly, deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities. These differences will result in taxable or deductible amounts in the future, based on tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. In making an assessment regarding the probability of realizing a benefit from these deductible differences, management considers the Company’s current and past performance, the market environment in which the Company operates, tax planning strategies and the length of carry-forward periods for loss carry-forwards, if any. Valuation allowances are established when necessary to reduce deferred tax assets to amounts that are more likely than not to be realized. Further, the Company provides for income tax issues not yet resolved with federal, state and local tax authorities. As of April 1, 2007, Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of SFAS No. 109 was adopted. Prior to April 1, 2007, tax contingencies were accounted for under the principles of SFAS No. 5, “Accounting for Contingencies” Differences between the amounts reported as a result of adoption have been accounted for as a cumulative effect adjustment recorded to the April 1, 2007 retained earnings balance.

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

Share-based compensation expense recognized in fiscal 2008 is based on awards ultimately expected to vest; therefore, it has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information presented for periods prior to fiscal 2008, the Company accounted for forfeitures as they occurred. For the fiscal year ended March 31, 2008, SFAS No. 123R reduced the Company’s income before taxes by $1,487,000 and net income was reduced by $907,000. Basic and diluted earnings per share were each reduced by $0.06 for the fiscal year ended March 31, 2008. For the fiscal year ended March 31, 2007, the Company’s adoption of SFAS No. 123R reduced the Company’s income before taxes by $1,258,000 and net income was reduced by $768,000. Basic and diluted earnings per share were each reduced by $0.05 for the fiscal year ended March 31, 2007. The adoption of SFAS No. 123R did not affect cash flow.

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s term, and the Company’s expected annual dividend yield. The Company’s management believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in fiscal 2008. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

The key input assumptions that were utilized in the valuation of the stock options granted during the fiscal year ended March 31, 2008 are summarized in the table below.

Expected option term (1)	4.7 to 4.8 years
Expected volatility (2)	39% to 40%
Risk-free interest rate (3)	2.8% to 4.6%
Expected annual dividend yield	0%

(1)	The expected option term is based on historical exercise and post-vesting termination patterns.

(2)	Expected volatility represents a combination of historical stock price volatility and estimated future volatility.

(3)	The risk-free interest rate is based on the implied yield on five year United States Treasury Bill on the date of grant.

Recently Issued Accounting Standards

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS No. 159. SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Management is currently in the process of evaluating the potential impact of adopting SFAS No. 159 on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) replaces SFAS No. 141, Business Combinations. SFAS No. 141(R) retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) amends the recognition provisions for assets and liabilities acquired in a business combination, including those arising from contractual and noncontractual contingencies. SFAS No. 141(R) also amends the recognition criteria for contingent consideration. In addition, under SFAS No. 141(R), changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. Early adoption is not permitted. Management is currently evaluating the potential impact of adopting SFAS No. 141(R) on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51. SFAS No. 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Management does not currently expect the adoption of SFAS No. 160 to have a material impact on the consolidated financial statements.

FASB Staff Position No. FAS 157-2 (“FSP 157-2”), Effective Date of FASB Statement No. 157 was issued in February 2008. FSP 157-2 delays the effective date of SFAS No. 157, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value at least once a year, to fiscal years beginning after November 15, 2008, and for interim periods within those fiscal years.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
CorVel Corporation

We have audited the accompanying consolidated balance sheets of CorVel Corporation (the “Company”) as of March 31, 2008 and 2007, and the related statements of income, stockholders’ equity, and cash flows for each of the years then ended. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule for each of the years ended March 31, 2008 and 2007. We also have audited CorVel Corporation’s internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and are included in management’s assessment:

•	The Company did not maintain adequate controls to ensure the proper inclusion or exclusion of expenditures within the reporting period and, therefore, the accuracy and completeness of accounts payable.

•	The Company did not maintain adequate controls to support: (i) effective and timely analysis and correction of errors noted when reconciling significant accounts, (ii) complete and accurate financial statement disclosures, and (iii) restricted access to certain financial systems and files necessary to maintain the integrity of journal entry reviews, account reconciliations, and financial reports. Furthermore, the indirect lines of responsibilities within the Company’s accounting and reporting function do not provide direct oversight and accountability to allow for timely and accurate financial reporting.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the Company’s 2008 consolidated financial statements and does not affect our report on such financial statements.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule for each of the years ended March 31, 2008 and 2007, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As discussed in Note F to the consolidated financial statements, effective April 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertain Tax Positions”, which changed the manner in which the Company accounts for the financial statement recognition and measurement of uncertain tax positions. Also, as discussed in Note A to the consolidated financial statements, on April 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-based Payment”, which changed the manner in which the Company accounts for share-based compensation.

/s/ HASKELL & WHITE LLP

Irvine, California
June 13, 2008

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
CorVel Corporation

We have audited the accompanying consolidated statement of income, stockholders’ equity, and cash flows of CorVel Corporation (the Company) for the year ended March 31, 2006. Our audit of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and consolidated cash flows of CorVel Corporation for the year ended March 31, 2006 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/  GRANT THORNTON LLP

Portland, Oregon
June 28, 2006

CORVEL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Years Ended March 31,
	2006	2007	2008

Revenues	$266,504,000	$274,581,000	$301,894,000
Cost of revenues	221,060,000	208,746,000	223,829,000

Gross profit	45,444,000	65,835,000	78,065,000
General and administrative	29,590,000	35,383,000	39,720,000

Income before income taxes	15,854,000	30,452,000	38,345,000
Income tax provision	6,101,000	11,876,000	14,961,000

Net Income	$9,753,000	$18,576,000	$23,384,000

Net Income per share:
Basic	$0.67	$1.32	$1.69

Diluted	$0.67	$1.30	$1.67

Weighted average shares outstanding:
Basic	14,534,000	14,070,000	13,856,000
Diluted	14,592,000	14,268,000	14,036,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,
	2007	2008

ASSETS
Current Assets
Cash and cash equivalents	$15,020,000	$17,911,000
Accounts receivable (less allowance for doubtful accounts of $3,510,000 in 2007 and $2,888,000 in 2008)	41,027,000	39,164,000
Prepaid expenses and taxes	3,090,000	5,242,000
Deferred income taxes	5,150,000	4,076,000

Total current assets	64,287,000	66,393,000
Property and equipment, net	24,864,000	30,569,000
Goodwill	22,341,000	31,875,000
Other intangible assets	1,970,000	7,789,000
Non-current deferred income taxes and other assets	306,000	3,949,000

	$113,768,000	$140,575,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts and taxes payable	$13,418,000	$20,475,000
Accrued liabilities	15,851,000	16,473,000

Total current liabilities	29,269,000	36,948,000
Deferred income taxes	5,302,000	7,249,000

Total liabilities	34,571,000	44,197,000

Commitments and contingencies (Notes I, J, and M)
Stockholders’ Equity
Common stock, $.0001 par value: 30,000,000 and 60,000,000 shares authorized at March 31, 2007 and 2008, respectively; 25,320,089 shares issued (13,960,692 shares outstanding, net of Treasury shares) and 25,480,315 shares issued (13,792,701 shares outstanding, net of Treasury shares) at March 31, 2007 and March 31, 2008, respectively	3,000	3,000
Paid-in-capital	75,554,000	80,219,000
Treasury Stock, at cost (11,359,397 shares in 2007 and 11,687,614 shares in 2008)	(154,091,000)	(162,302,000)
Retained earnings	157,731,000	178,458,000

Total stockholders’ equity	79,197,000	96,378,000

	$113,768,000	$140,575,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Fiscal Years Ended March 31, 2006, 2007, and 2008

							Total
	Common	Stock	Paid-In-	Treasury	Treasury	Retained	Shareholders’
	Shares	Amount	Capital	Shares	Stock	Earnings	Equity

Balance — March 31, 2005	24,507,498	$2,000	$57,670,000	(9,397,722)	$(113,481,000)	$129,402,000	$73,593,000
Stock issued under employee stock purchase plan	52,647	—	658,000	—	—	—	658,000
Stock issued under stock option plan, net of shares repurchased	215,936	—	2,337,000	—	—	—	2,337,000
Income tax benefits from stock option exercises	—	—	419,000	—	—	—	419,000
Purchase of treasury stock	—	—	—	(1,253,008)	(18,724,000)	—	(18,724,000)
Net income	—	—	—	—	—	9,753,000	9,753,000

Balance — March 31, 2006	24,776,081	2,000	61,084,000	(10,650,730)	(132,205,000)	139,155,000	68,036,000

Stock Split in the form of 50% stock dividend	—	1,000	(1,000)	—	—	—	—
Stock issued under employee stock purchase plan	14,896	—	371,000	—	—	—	371,000
Stock issued under stock option plan, net of shares repurchased	529,112	—	9,250,000	—	—	—	9,250,000
Stock-based compensation expense	—	—	1,258,000	—	—	—	1,258,000
Income tax benefits from stock option exercises	—	—	3,592,000	—	—	—	3,592,000
Purchase of treasury stock	—	—	—	(708,667)	(21,886,000)	—	(21,886,000)
Net income	—	—	—	—	—	18,576,000	18,576,000

Balance — March 31, 2007	25,320,089	3,000	75,554,000	(11,359,397)	(154,091,000)	157,731,000	79,197,000

Cumulative effect adjustment pursuant to adoption of FIN 48	—	—	—	—	—	(2,657,000)	(2,657,000)
Stock issued under employee stock purchase plan	14,424	—	364,000	—	—	—	364,000
Stock issued under stock option plan, net of shares repurchased	145,802	—	2,474,000	—	—	—	2,474,000
Stock-based compensation expense	—	—	1,487,000	—	—	—	1,487,000
Income tax benefits from stock option exercises	—	—	340,000	—	—	—	340,000
Purchase of treasury stock	—	—	—	(328,217)	(8,211,000)	—	(8,211,000)
Net income	—	—	—	—	—	23,384,000	23,384,000

Balance — March 31, 2008	25,480,315	$3,000	$80,219,000	(11,687,614)	$(162,302,000)	$178,458,000	$96,378,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended March 31,
	2006	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,753,000	$18,576,000	$23,384,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,940,000	10,122,000	11,768,000
Loss on write down or disposal of property or capitalized software	26,000	382,000	130,000
Stock-based compensation expense	—	1,258,000	1,487,000
Tax benefits from stock option exercises	419,000	—	—
Provision for doubtful accounts	3,713,000	2,462,000	2,464,000
Provision (benefit) for deferred income taxes	(1,474,000)	(1,517,000)	(2,226,000)
Changes in operating assets and liabilities:
Accounts receivable	2,377,000	(2,868,000)	761,000
Prepaid expenses and taxes	1,670,000	(869,000)	(2,152,000)
Other assets	(147,000)	397,000	170,000
Accounts and taxes payable	1,419,000	(294,000)	2,654,000
Accrued liabilities	48,000	2,343,000	(1,173,000)

Net cash provided by operating activities	28,744,000	29,992,000	37,267,000

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of business, net of cash acquired	—	(11,972,000)	(14,586,000)
Purchases of property and equipment	(7,754,000)	(8,533,000)	(14,757,000)

Net cash used in investing activities	(7,754,000)	(20,505,000)	(29,343,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from employee stock purchase plan	658,000	371,000	364,000
Proceeds from exercise of stock options	2,337,000	9,250,000	2,474,000
Tax benefits from stock option exercises	—	3,592,000	340,000
Purchase of treasury stock	(18,724,000)	(21,886,000)	(8,211,000)

Net cash used in financing activities	(15,729,000)	(8,673,000)	(5,033,000)

Net increase in cash and cash equivalents	5,261,000	814,000	2,891,000
Cash and cash equivalents at beginning of year	8,945,000	14,206,000	15,020,000

CASH AND CASH EQUIVALENTS AT END OF YEAR	$14,206,000	$15,020,000	$17,911,000

Non-cash items:
Income taxes paid	$6,624,000	$9,376,000	$16,329,000
Interest expense	$1,000	$—	$—
Software license	$—	$—	$1,746,000
Accrued acquisition earn-out	$—	$—	$500,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007 and 2008

Note A —	Summary of Significant Accounting Policies

Organization:  CorVel Corporation (CorVel or the Company), incorporated in Delaware in 1987, provides services and programs nationwide that are designed to enable insurance carriers, third party administrators and employers with self-insured programs to administer, manage and control the cost of workers’ compensation and other healthcare benefits. The company provides case management, claims administration, and medical bill review services to these payors.

Basis of Presentation:  The consolidated financial statements include the accounts of CorVel and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates:  The preparation of financial statements in conforming with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. Actual results could differ from those estimates. Significant estimates include the values assigned to intangible assets, capitalized software development, the allowance for doubtful accounts, accrual for income taxes, purchase price allocation for acquisitions, and accrual for self-insurance reserves.

Cash and Cash Equivalents:  Cash and cash equivalents consist of short-term highly-liquid investments with maturities of 90 days or less when purchased.

Fair Value of Financial Instruments:  The carrying amounts of the Company’s financial instruments (i.e. cash, accounts receivable, accounts payable, etc.) approximate their fair values at March 31, 2007 and 2008.

Revenue Recognition:  The Company’s revenues are recognized primarily as services are rendered based on time and expenses incurred. A certain portion of the Company’s revenues are derived from fee schedule auditing which is based on the number of provider charges audited and on a percentage of savings achieved for the Company’s customers. We generally recognize revenue when there is persuasive evidence of an arrangement, the services have been provided to the customer, the sales price is fixed or determinable, and collectability is reasonably assured. We reduce revenue for estimated contractual allowances and record any amounts invoiced to the customer in advance of service performance as deferred revenue. Emerging Issues Task Force (“EITF”) Topic 00-21, Revenue Arrangements with Multiple Deliverables, addresses the accounting for revenues in which multiple products and/or services are delivered at different times under one arrangement with a customer, and provides guidance in determining whether multiple deliverables should be considered as separate units of accounting. The Company may provide patient management and network solutions services to the same customer from the same CorVel office. The Company reviewed its revenue recognition policy with respects to EITF 00-21 and determined that the Company is properly recognizing revenue as each service is performed for the customer.

Accounts Receivable:  The majority of the Company’s accounts receivable is due from companies in the property and casualty insurance industries. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable, along with sales adjustments, to cost of revenues when they become uncollectible. Accounts receivable includes $3,020,000 and $2,149,000 of unbilled receivables at March 31, 2007 and 2008, respectively. Unbilled receivables represent the revenue for the work performed which has not yet been invoiced to the customer. Unbilled receivables are generally invoiced within the following month. No one customer accounted for 10% or more of accounts receivable at March 31, 2007, and 2008.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentrations of Credit Risk:  Substantially all of the Company’s customers are payors of workers’ compensation expense and property and casualty insurance, which include insurance companies, third party administrators, self-insured employers and government entities. Receivables are generally due within 30 days. Credit losses relating to customers in the workers’ compensation insurance industry consistently have been within management’s expectations. Virtually all of the Company’s cash is invested in financial institutions in amounts which exceed the FDIC insurance levels.

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

The Company capitalizes software development costs intended for internal use. The Company accounts for internally developed software costs in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Capitalized software development costs, intended for internal use, totaled $6,897,000 (net of $25,570,000 in accumulated amortization) and $6,293,000, (net of $28,771,000 in accumulated amortization) as of March 31, 2007 and 2008, respectively. These costs are included in computer software in property and equipment and are amortized over a period of five years.

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

Goodwill:  The Company accounts for its business combinations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” which requires that the purchase method of accounting be applied to all business combinations and addresses the criteria for initial recognition of intangible assets and goodwill. In accordance with SFAS No. 142, “Goodwill and Other Intangibles”, goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment annually, or more frequently if circumstances indicate the possibility of impairment. If the carrying value of goodwill or an intangible asset exceeds its fair value, an impairment loss shall be recognized. The Company’s goodwill impairment test is conducted company-wide and the fair value is compared to its carrying value. The measurement of fair value is based on an evaluation of market capitalization and is further tested using a multiple of earnings approach. For all years presented, the Company’s tests indicated that no impairment existed and, accordingly, no loss has been recognized. Goodwill amounted to $22,341,000, (net of accumulated amortization of $2,069,000) at March 31, 2007 and $31,875,000, (net of accumulated amortization of $2,069,000) at March 31, 2008.

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

Income Taxes:  Income taxes are provided for in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” Accordingly, deferred income tax assets and liabilities are computed for differences between the carrying amounts of assets and liabilities for financial statement and tax purposes. Deferred income tax assets are required to be reduced by a valuation allowance when it is determined that it is more likely than not that all or a

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

portion of a deferred tax asset will not be realized. In determining the necessity and amount of a valuation allowance, management considers current and past performance, the operating market environment, tax planning strategies and the length of tax benefit carry forward periods. As of April 1, 2007, Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of SFAS No. 109 was adopted. Prior to April 1, 2007, tax contingencies were accounted for under the principles of SFAS No. 5, “Accounting for Contingencies” Differences between the amounts reported as a result of adoption have been accounted for as a cumulative effect adjustment recorded to the April 1, 2007 retained earnings balance.

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

The difference between the basic shares and the diluted shares for each of the three fiscal years ended March 31, 2006, 2007, and 2008 is as follows:

	Fiscal 2006	Fiscal 2007	Fiscal 2008

Basic weighted shares	14,534,000	14,070,000	13,856,000
Treasury stock impact of stock options	58,000	198,000	180,000

Diluted weighted shares	14,592,000	14,268,000	14,036,000

The Company excluded 186,445 anti-dilutive shares from the weighted shares calculation during fiscal 2008 because the option prices were below the average fair market value of the stock.

Recent Accounting Pronouncements:

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS No. 159. SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Management is evaluating the potential impact of adopting SFAS No. 159 on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) replaces SFAS No. 141, Business Combinations. SFAS No. 141(R) retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) amends the recognition provisions for assets and liabilities acquired in a business combination, including those arising from contractual and noncontractual contingencies. SFAS No. 141(R) also amends the recognition criteria for contingent consideration. In addition, under

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS No. 141(R), changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. Early adoption is not permitted. Management is currently evaluating the potential impact of adopting SFAS No. 141(R) on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51. SFAS No. 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Management does not currently expect the adoption of SFAS No. 160 to have a material impact on the consolidated financial statements.

FASB Staff Position No. FAS 157-2 (“FSP 157-2”), Effective Date of FASB Statement No. 157 was issued in February 2008. FSP 157-2 delays the effective date of SFAS No. 157, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value at least once a year, to fiscal years beginning after November 15, 2008, and for interim periods within those fiscal years. Management is currently evaluating the potential impact of adopting FAS 157-2 on the consolidated financial statements.

Note B —	Paid-in-capital

In August 2007, the shareholders of CorVel Corporation approved an amendment to the Company’s certificate of incorporation to increase the number of authorized shares from 30,000,000 to 60,000,000.

Note C —	Stock Options and Stock Based Compensation

Under the Company’s Restated Omnibus Incentive Plan (Formerly The Restated 1988 Executive Stock Option Plan) (“the Plan”) as in effect at March 31, 2008, options for up to 9,682,500 shares of the Company’s common stock may be granted to key employees, non-employee directors and consultants at exercise prices not less than the fair market value of the stock at the date of grant. Options granted under the Plan are non-statutory stock options and generally vest 25% one year from date of grant and the remaining 75% vesting ratably each month for the next 36 months. The options granted to employees and the board of directors expire at the end of five years and ten years from date of grant, respectively.

Prior to fiscal year 2007, the Company had not granted any performance-based stock options under the Plan. During fiscal 2007, the Company granted options for 149,000 shares of common stock which vest only if the Company achieve pre-determined earnings per share targets for calendar years 2008, 2009, and 2010 as established by the Company’s board of directors. During the quarter ended December 31, 2007, the Company’s earnings per share approximated the earnings target for calendar year 2008 and the Company recognized compensation expense for the options within that tranche. The earnings per share targets for the calendar year 2009 and 2010 tranches are greater than the Company’s current earnings per share and the Company has not yet recognized any stock compensation expense for the options within these tranches. As the Company approaches these EPS targets, it will recognize the related stock compensation expense. The Company will recognize these expenses when management believes that the targets will be achieved.

During fiscal 2008, the Company granted options for 42,000 shares of common stock which vest only if the Company achieves certain pre-determined revenue targets for certain services for each region in calendar years 2009, 2010 and 2011 as established by the Company’s board of directors. These targets are greater than the Company’s present revenue streams in these services and the Company has not recognized any stock compensation expense for these options. Should the Company achieve the revenue targets in any of the calendar year tranches, then the Company will recognize stock compensation expense for these options.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

All options granted in the three fiscal years ended March 31, 2006, 2007, 2008 were granted at fair market value and are non-statutory stock options. Summarized information for all stock options for the past three fiscal year follows:

	2006		2007	2008

Options outstanding — beginning of the year		1,454,831	1,269,723	1,021,141
Options granted		233, 100	495,175	186,350
Options exercised		(228,654)	(543,614)	(148,878)
Options cancelled/forfeited		(189,554)	(200,143)	(27,755)

Options outstanding — end of year		1,269,723	1,021,141	1,030,858

During the year, weighted average exercised price of:
Options granted		$13.65	$20.07	$25.84
Options exercised		$11.31	$18.31	$17.94
Options forfeited	$	l6.78	$18.53	$19.05
At the end of the year
Price range of outstanding options		$6.81-$25.83	$6.81-$47.70	$8.08-$47.70
Weighted average exercise price per share		$17.28	$17.84	$19.24
Options available for future grants		892,254	1,347,023	1,188,428
Exercisable options		807,306	315,713	404,479

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

For the years ended March 31, 2007 and 2008, the Company recorded share-based compensation expense of $1,258,000 and $1,487,000, respectively. The table below shows the amounts recognized in the financial statements for the fiscal years ended March 31, 2007 and 2008.

	Fiscal 2007	Fiscal 2008

Cost of revenue	$657,000	$638,000
General and administrative	601,000	849,000

Total cost of stock-based compensation included in income before income tax	1,258,000	1,487,000
Amount of income tax benefit recognized	490,000	580,000

Amount charged to net income	$768,000	$907,000

Effect on basic earnings per share	$0.05	$0.06

Effect on diluted earnings per share	$0.05	$0.06

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The adoption of SFAS No. 123R did not affect cash flow.

Share-based compensation expense recognized in fiscal 2007 and fiscal 2008 is based on awards ultimately expected to vest; therefore, it has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information presented for periods prior to fiscal 2007, the Company accounted for forfeitures as they occurred.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model with the assumptions included in the table below. The Company uses historical data among other factors to estimate the expected volatility, the expected option life, and the expected forfeiture rate. The risk-free rate is based on the interest rate paid on a U.S. Treasury issue with a term similar to the estimated life of the option. During fiscal 2008 based upon the historical experience of options cancellations, the Company used estimated forfeiture rates ranging from 6.3% to 10.3%. Forfeiture rates will be adjusted over the requisite service period when actual forfeitures differ, or are expected to differ, from the estimate.

The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for fiscal years ending March 31, 2006, 2007 and 2008:

	Fiscal 2006	Fiscal 2007	Fiscal 2008

Expected volatility	38%	38% to 40%	39% to 40%
Risk free interest rate	4.0%	4.6% to 4.9%	2.8% to 4.6%
Dividend yield	0.0%	0.0%	0.0%
Weighted average option life	4.7 years	4.8 to 5.0 years	4.7 to 4.8 years

For purposes of pro forma disclosures under SFAS 123 for the fiscal year 2006, the estimated fair value of share-based awards was assumed to be amortized to expense over the vesting period of the award. There is no pro forma presentation for the fiscal years ended March 31, 2007 and 2008, as the Company adopted SFAS 123R as of April 1, 2006, as discussed above. The following table illustrates the effect on net income had the Company applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”) for the fiscal year ended March 31, 2006.

Fiscal 2006

Net income as reported	$9,753,000
Add back: Stock based compensation costs charged to expense	—
Deduct: Stock based employee compensation cost, net of taxes	(764,000)

Pro forma net income	$8,989,000

Earnings per share — basic
As reported	$0.67
Pro forma	$0.62
Earnings per share — diluted
As reported	$0.67
Pro forma	$0.62

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the status of stock options outstanding and exercisable at March 31, 2008:

			Outstanding	Exercisable	Exercisable
		Weighted	Options –	Options –	Options –
	Number of	Average	Weighted	Number of	Weighted
	Outstanding	Remaining	Average	Exercisable	Average
Range of Exercise Prices	Options	Contractual Life	Exercise Price	Options	Exercise Price

$8.08 to $15.55	251,777	2.83	$13.04	143,240	$12.69
$15.55 to $16.67	282,976	3.03	15.81	72,961	$15.94
$16.67 to $25.10	266,893	4.00	20.88	132,810	$19.53
$25.10 to $47.70	229,212	3.96	28.40	55,468	$28.73

Total	1,030,858	3.44	$19.24	404,479	$17.72

A summary of the status for all outstanding options at March 31, 2008, and changes during the fiscal year then ended is presented in the table below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic Value
	Number of	Exercise Price	Contractual	as of March 31,
	Options	per Share	Life (Years)	2008

Options outstanding, March 31, 2007	1,021,141	$17.84
Granted	186,350	25.84
Exercised	(148,878)	17.94
Cancelled — forfeited	(25,183)	18.70
Cancelled — expired	(2,572)	22.43

Options outstanding, March 31, 2008	1,030,858	$19.24	3.44	$11,788,828

Options vested and expected to vest	917,638	$19.09	3.37	$10,631,816

Ending exercisable	404,479	$17.72	2.72	$5,229,395

The weighted average fair value of options granted during fiscal 2006, 2007, and 2008 was $4.40, $8.38, and $10.31, respectively. The total intrinsic value of options exercised during fiscal years 2007 and 2008 were $7,565,000 and $1,322,000, respectively. Unamortized stock compensation expense at March 31, 2008 was $3,521,000.

The Company recognized $9,250,000 and $2,474,000 of cash receipts and $3,592.000 and $340,000 of tax benefits from the exercise of stock options during fiscal 2007 and 2008, respectively. Unvested options at March 31, 2007 were 462,417. Vested options at March 31, 2007 were 807,306. 186,350 options were granted during fiscal 2008. Vested options at March 31, 2008 were 404,479. Unvested options at March 31, 2008 were 626,379.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Shares used to settle options are new shares issued and not from Treasury Shares

Note D —	Property and Equipment

Property and equipment consists of the following at March 31, 2007 and 2008:

	2007	2008

Office equipment and computers	$42,641,000	$50,915,000
Computer software	39,997,000	45,435,000
Leasehold improvements	4,034,000	4,280,000

	86,672,000	100,630,000
Less: accumulated depreciation and amortization	(61,808,000)	(70,061,000)

	$24,864,000	$30,569,000

Note E —	Accrued Liabilities and Accounts and Taxes Payable

Accrued liabilities consist of the following at March 31, 2007 and 2008:

	2007	2008

Payroll taxes and related benefits	$9,088,000	$7,843,000
Self-insurance accruals	3,620,000	4,735,000
Deferred revenue	1,697,000	2,082,000
Accrued rent	1,174,000	891,000
Other	272,000	922,000

	$15,851,000	$16,473,000

Accounts and taxes payable consist of the following at March 31, 2007 and 2008:

	2007	2008

Accounts payable	$11,893,000	$14,068,000
Income taxes payable	1,525,000	6,407,000

	$13,418,000	$20,475,000

Note F —	Income Taxes and Adjustment to Income Tax Liability

The income tax provision consists of the following for the three years ended March 31, 2006, 2007 and 2008:

	2006	2007	2008

Current — Federal	$6,822,000	$12,260,000	$12,970,000
Current — State	753,000	1,133,000	2,166,000

Subtotal	7,575,000	13,393,000	15,136,000

Deferred — Federal	(l,340,000)	(1,379,000)	11,000
Deferred — State	(134,000)	(138,000)	(186,000)

Subtotal	(1,474,000)	(1,517,000)	(175,000)

	$6,101,000	$11,876,000	$14,961,000

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a reconciliation of the income tax provision from the statutory federal income tax rate to the effective rate for the three years ended March 31, 2006, 2007 and 2008:

	2006	2007	2008

Income taxes at federal statutory rate (35%)	$5,549,000	$10,659,000	$13,433,000
State income taxes, net of federal benefit	552,000	646,000	1,287,000
Other	—	571,000	241,000

	$6,101,000	$11,876,000	$14,961,000

Income taxes paid totaled $6,624,000, $9,736,000 and $16,329,000 for the years ended March 31, 2006, 2007, and 2008, respectively.

Deferred tax assets and liabilities at March 31, 2007 and 2008 are:

	2007	2008

Deferred income tax assets:
Accrued liabilities not currently deductible	$3,470,000	$3,107,000
Allowance for doubtful accounts	1,369,000	1,169,000
FIN 48 benefit	—	1,969,000
Stock Compensation	—	936,000
Other	311,000	801,000

Deferred assets	5,150,000	7,982,000

Deferred tax liabilities
Excess of book over tax basis of fixed assets	(4,097,000)	(3,931,000)
Intangible assets	—	(2,902,000)
Other	(1,205,000)	(416,000)

Deferred liabilities	(5,302,000)	(7,249,000)

Net deferred tax (liability) asset	$(152,000)	$733,000

Prepaid expenses and taxes include $954,000 and $2,611,000 at March 31, 2007 and March 31, 2008, respectively, for income taxes due in the first quarter of the succeeding fiscal year. The Company adopted the provisions of FIN 48 on April 1, 2007.

As a result of the implementation of FIN 48, the Company recognized $2,657,000 in additional liability for uncertainties involving filing positions in various jurisdictions. This uncertainty is subject to review by state taxing agencies. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance as of March 31, 2007	$4,381,000
Additions based on tax positions related to the current year	560,000
Additions for tax positions of prior years	47,000
Reductions for tax positions of prior years	(508,000)

Balance as of March 31, 2008	$4,480,000

Any change in the above unrecognized tax benefits will impact the effective tax rate.

At the adoption date of April 1, 2007, the Company believed that there was $1,967,000 of FIN 48 liability. However, upon further analysis, the Company noted that an additional FIN 48 liability in the amount of $2,657,000 needed to be recorded. Accordingly, an adjustment has been recorded to retained earnings due to the cumulative effect of change in accounting principle.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. During the years ended March 31, 2007 and 2008, the Company recognized approximately $1,697,000 and $88,000 in interest and penalties. As of the adoption date of April 1, 2007 and as of March 31, 2008, accrued interest related to uncertain tax positions was $1,697,000 and $1,785,000, respectively.

The tax fiscal years 2004-2007 remain open to examination by the major taxing jurisdictions to which we are subject.

Management believes an error existed in our accounting treatment for FIN 48 related to prior quarters in the current fiscal year. In consideration of Staff Accounting Bulletin No. 108, management assessed the impact of the error and determined the error was immaterial, and did not materially impact the consolidated financial position, net income or earnings per share for any of the affected quarterly results. In the quarter ended March 31, 2008, the Company made a one-time adjustment to the relevant accounts, and the tax adjusted net result was an increase to tax liabilities and a decrease to retained earnings of approximately $2,657,000.

Note G —	Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (“ESPP”) which was amended by approval of the Company’s stockholders in September 2005 to allow employees of the Company and its subsidiaries to purchase shares of common stock on the last day of two six-month purchase periods (i.e. March 31 and September 30) at a purchase price which is 95% of the closing sale price of shares as quoted on NASDAQ on the last day of such purchase period. Prior to the purchase period beginning October 1, 2005, the purchase price was equal to 85% of the closing sale price of shares as quoted on NASDAQ on the first or last day of the purchase period, whichever was lower. In September 2005, the shareholders approved to amend the plan to the purchase price formula noted above. Employees are allowed to contribute up to 20% of their gross pay. A maximum of 1,425,000 shares has been authorized for issuance under the ESPP, as amended. As of March 31, 2008, 1,145,081 shares had been issued pursuant to the ESPP. Summarized ESPP information is as follows:

	2006	2007	2008

Employee contributions	$658,000	$371,000	$364,000
Shares acquired	52,647	14,896	14,424
Average purchase price	$12.50	$24.91	$25.24

Note H —	Treasury Stock

During each of the three fiscal years in the period ended March 31, 2008, the Company continued to repurchase shares of its common stock under a plan originally approved by the Company’s Board of Directors in 1996. Including an expansion authorized in June 2006, the total number of shares authorized to be repurchased is 12,150,000 shares. Purchases may be made from time to time depending on market conditions and other relevant factors. The share repurchases for fiscal years ended March 31, 2006, 2007 and 2008 and cumulative since inception of the authorization are as follows:

	2006	2007	2008	Cumulative

Shares repurchased	1,253,008	708,667	328,217	11,687,614
Cost	$18,724,000	$21,886,000	$8,211,000	$162,302,000
Average price	$14.94	$30.88	$25.02	$13.89

The repurchased shares were recorded as treasury stock, at cost, and are available for general corporate purposes. The repurchases were primarily financed from cash generated from operations and from the cash proceeds and income tax benefits from the exercise of stock options.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note I —	Commitments and Contingencies

The Company leases office facilities under noncancelable operating leases. Some of these leases contain escalation clauses. Future minimum rental commitments under operating leases at March 31, 2008 are $12,775,000 in fiscal 2009, $10,371,000 in fiscal 2010, $8,677,000 in fiscal 2011, $5,891,000 in fiscal 2012, $3,693,000 in fiscal 2013, $2,999,000 thereafter, and $44,401,000 in the aggregate. Total rental expense of $12,312,000, $12,177,000, and $14,338,000 was charged to operations for the years ended March 31, 2006, 2007, and 2008, respectively.

The Company is involved in litigation arising in the normal course of business. Management believes that resolution of these matters will not result in any payment that, in the aggregate, would be material to the financial position or results of the operations of the Company.

Note J —	Retirement Savings Plan

The Company maintains a retirement savings plan for its employees, which is a qualified plan under Section 401(k) of the Internal Revenue Code. Full-time employees that meet certain requirements are eligible to participate in the plan. Employer contributions are made annually, primarily at the discretion of the Company’s Board of Directors. Contributions of $151,000 and $161,000 were charged to operations for the fiscal years ended March 31, 2007 and 2008, respectively. There was no employer contribution for the fiscal year ended March 31, 2006.

Note K —	Shareholder Rights Plan

During fiscal 1997, the Company’s Board of Directors approved the adoption of a Shareholder Rights Plan. The Shareholder Rights Plan provides for a dividend distribution to CorVel stockholders of one preferred stock purchase right for each outstanding share of CorVel’s common stock under certain circumstances. In April 2002, the Board of Directors of CorVel approved an amendment to the Company’s existing shareholder rights agreement to extend the expiration date of the rights to February 10, 2012, set the exercise price of each right at $118, and enable Fidelity Management & Research Company and its affiliates to purchase up to 18% of the shares of common stock of the Company without triggering the stockholder rights. The limitations under the stockholder rights agreement remain in effect for all other stockholders of the Company. The rights are designed to assure that all shareholders receive fair and equal treatment in the event of any proposed takeover of the Company and to encourage a potential acquirer to negotiate with the Board of Directors prior to attempting a takeover. The rights have an exercise price of $118 per right, subject to subsequent adjustment. The rights trade with the Company’s common stock and will not be exercisable until the occurrence of certain takeover-related events.

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

Note L —	Acquisitions

In December 2006, the Company’s wholly-owned subsidiary, CorVel Enterprise Comp, Inc., entered into an Asset Purchase Agreement with Hazelrigg Risk Management Services, Inc. and its affiliated companies (“Hazelrigg”) to acquire certain assets and liabilities of Hazelrigg, for an initial cash payment of $12 million. The Company completed the acquisition on January 31, 2007 and paid the initial cash payment on that date. Hazelrigg is a California based provider of integrated medical management, claims processing and technology

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

services for workers’ compensation clients. The acquisition represented an expansion of CorVel’s Enterprise Comp service offering in the Southern California marketplace. The sellers of Hazelrigg also had the potential to receive up to an additional $2.5 million in a cash earn-out based upon the revenue collected by the business during the one-year period after consummation of the acquisition, which earnout could have been accelerated based upon the occurrence of certain post-acquisition events. The Company accrued the earn-out during the quarter ended September 30, 2007. The Company paid out $2 million during the March 31, 2008 quarter with the remaining amount subject to contractual negotiation and is expected to be resolved during the first quarter of fiscal 2009.

The following table summarizes the recorded value of the Hazelrigg assets acquired and liabilities assumed at the date of acquisition:

	Life	Amount

Accounts receivable, net		$1,100,000
Property and equipment, net		321,000
Covenant not to compete	5 Years	250,000
Customer relationships	18 Years	4,446,000
TPA license	15 Years	26,000
Goodwill		9,677,000

Subtotal		15,820,000
Less: Accounts payable and deferred income		1,348,000

Total		$14,472,000

Based upon further review, with the assistance of an external resource, the Company modified the purchase price allocation for the Hazelrigg acquisition within the first year of acquisition. During the quarter ended March 31, 2008, based upon this appraisal, the Company increased customer relationships by $3.9 million, decreased customer contracts by $0.5 million, decreased ServiceMark by $0.2 million, decreased TPA license by $0.5 million, and decreased goodwill by $2.7 million. The impact on the quarterly income statements for the current fiscal year was considered immaterial.

In June 2007, the Company’s wholly owned subsidiary, CorVel Enterprise Comp, Inc., acquired 100% of the stock of The Schaffer Companies Ltd. (“Schaffer”) for $12.6 million in cash. Schaffer is a third-party administrator headquartered in Maryland. The acquisition is expected to allow the Company to expand its service capabilities as a third-party administrator and provide claims processing services along with patient management services and network solutions services to an increased customer base. The sellers of Schaffer had the potential to receive up to an additional $3 million in cash based upon the revenue collected by the Schaffer business during the one-year period after completion of the acquisition. The amount of the earn-out, if any, has not yet been determined, but the Company expects the earn-out calculation will be completed prior to the reporting of financial statements for the quarter end June 30, 2008. The results of Schaffer have been included in the Company’s results for the ten month period ended March 31, 2008.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the fair value of the Schaffer assets acquired and liabilities assumed at the date of acquisition:

	Life	Amount

Accounts receivable, net		$1,362,000
Property and equipment, net		586,000
Other assets		104,000
Covenant not to compete	5 Years	500,000
Customer relationships	20 Years	2,962,000
TPA licenses	15 Years	152,000
Software	5 Years	50,000
Goodwill		9,506,000

Subtotal		15,222,000

Less: Accounts payable and deferred income		2,636,000

Total		$12,586,000

During the first quarter of the current fiscal year, the Company completed the Schaffer acquisition and recorded the initial purchase price allocation. Subsequently, based upon further review with the assistance of external resource, the Company modified the purchase price allocation. Based upon this appraisal, the Company increased customer relationships by $2.6 million, decreased customer contracts by $0.4 million, decreased ServiceMark by $0.2 million, decreased TPA license by $0.2 million, and decreased goodwill by $1.8 million. The impact on the quarterly income statements for the current fiscal year was considered immaterial.

The following supplemental unaudited pro forma information presents the combined operating results of the Company and the acquired business during fiscal years 2007 and 2008, as if the acquisition had occurred at the beginning of each of the periods presented. The pro forma information is based on the historical financial statements of the Company and that of the acquired business. Amounts are not necessarily indicative of the results that may have been attained had the combinations been in effect at the beginning of the periods presented or that may be achieved in the future.

	Fiscal 2007	Fiscal 2008

Pro forma revenue	$299,619,000	$303,613,000
Pro forma income before income taxes	$31,494,000	$38,502,000
Pro forma net income	$19,212,050	$23,483,000
Pro forma basic earnings per share	$1.37	$1.69
Pro forma diluted earnings per share	$1.35	$1.67

Note M —	Line of Credit

In August 2007, the Company, upon authorization by its Board of Directors, entered into a credit agreement with a financial institution to provide a revolving credit facility with borrowing capacity of up to $10 million. This agreement expires in September 2008. Borrowings under this agreement bear interest, at the Company’s option, at a fixed LIBOR-based rate plus 1.25% or at the financial institution’s fluctuating prime lending rate. The loan covenants require the Company to maintain the current assets to liabilities ratio of at least 1.25:1, debt to tangible net worth not greater than 1:1 and have positive net income. There are no outstanding revolving loans as of the date hereof, but letters of credit in the aggregate amount of $5.8 million have been issued under a letter of credit sub-limit that does not reduce the amount of borrowings available under the revolving credit facility. The Company was in

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compliance with these covenants at all times during the fiscal year ended March 31, 2008. There were no amounts borrowed against a line of credit in either fiscal 2007 or fiscal 2008.

Note N —	Quarterly Results (Unaudited)

The following is a summary of unaudited quarterly results of operations for each of the quarters in the two fiscal years ended March 31, 2007 and 2008:

				Net Income	Net Income
				per Basic	per Diluted
				Common	Common
	Revenues	Gross Profit	Net Income	Share	Share

Fiscal Year Ended March 31, 2007:
First Quarter	$69,762,000	$16,327,000	$4,640,000	$0.33	$0.33
Second Quarter	67,329,000	16,396,000	4,823,000	0.34	0.34
Third Quarter	66,580,000	15,532,000	3,825,000	0.27	0.27
Fourth Quarter	70,910,000	17,580,000	5,288,000	0.38	0.37
Fiscal Year Ended March 31, 2008:
First Quarter	$74,337,000	$18,181,000	$5,561,000	$0.40	$0.39
Second Quarter	73,510,000	18,654,000	5,632,000	0.41	0.40
Third Quarter	76,679,000	20,400,000	5,987,000	0.43	0.43
Fourth Quarter	77,368,000	20,830,000	6,204,000	0.45	0.44

Note O —	Segment Reporting

The Company derives the majority of its revenues from providing patient management and network solutions services to payors of workers’ compensation benefits, automobile insurance claims and health insurance benefits. Patient management services include claims administration, utilization review, medical case management, and vocational rehabilitation. Network solutions revenues include fee schedule auditing, hospital bill auditing, coordination of independent medical examinations, diagnostic imaging review services and preferred provider referral services. The percentages of revenues attributable to patient management and network solutions services for the fiscal years ended March 31, 2006, 2007, and 2008 are listed below.

	2006	2007	2008

Patient management services	42.7%	39.1%	42.4%
Network solutions services	57.3%	60.9%	57.6%

	100.0%	100.0%	100.0%

Under SFAS 131, two or more operating segments may be aggregated into a single operating segment for financial reporting purposes if aggregation is consistent with the objective and basic principles of SFAS 131, if the segments have similar economic characteristics, and if the segments are similar in each of the following areas: 1) the nature of products and services; 2) the nature of the production processes; 3) the type or class of customer for their products and services; and 4) the methods used to distribute their products or provide their services. Each of the Company’s regions meet these criteria as they provide similar managed care services to similar customers using similar methods of productions and similar methods to distribute their services. All of the Company’s regions perform both patient management and network solutions services.

Because the Company meets each of the criteria set forth above and each of our regions have similar economic characteristics, the Company aggregates its results of operations in one reportable operating segment.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note P —	Other Intangible Assets

Other intangible assets consist of the following at March 31, 2007:

					Cost, Net of
				Accumulated	Accumulated
			Fiscal 2007	Amortization at	Amortization at
			Amortization	March 31,	March 31,
Item	Life	Cost	Expense	2007	2007

Covenant not to compete	5 Years	$250,000	$7,000	$7,000	$243,000
Customer contracts	10 Years	500,000	7,000	7,000	$493,000
Customer relationships	10 Years	500,000	7,000	7,000	$493,000
Servicemark	15 Years	250,000	3,000	3,000	$247,000
TPA license	15 Years	500,000	6,000	6,000	$494,000

Total		$2,000,000	$30,000	$16,000	$1,970,000

Other intangible assets consist of the following at March 31, 2008:

					Cost, Net of
				Accumulated	Accumulated
			Fiscal 2008	Amortization at	Amortization at
			Amortization	March 31,	March 31,
Item	Life	Cost	Expense	2008	2008

Covenant not to compete	5 Years	$750,000	$133,000	$142,000	$608,000
Customer relationships	18-20 Years	7,408,000	370,000	395,000	7,013,000
TPA licenses	15 Years	178,000	10,000	10,000	168,000

Total		$8,336,000	$513,000	$547,000	$7,789,000

The Company modified its initial purchase price allocation for the Hazelrigg acquisition based upon further review with the assistance of an external resource. The impact of the change from the initial purchase price allocation to the final purchase price allocation was immaterial to the fiscal 2007 and fiscal 2008 financial statements.

Amortization expense for the next five fiscal years is expected to be $557,000 in fiscal 2009, $557,000 in fiscal 2010, $557,000 in fiscal 2011, $549,000 in fiscal 2012, $424,000 in fiscal 2013, and $5,145,000 thereafter.

EXHIBIT INDEX

Exhibit
No.		Title — Method of Filing	Page

2	.1†	Asset Purchase Agreement dated December 15, 2006 by and among the Company’s subsidiary, CorVel Enterprise Comp, Inc., and Hazelrigg Risk Management Services, Inc., Comp Care, Inc., Medical Auditing Services, Inc., and Arlene Hazelrigg — Incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K filed on February 6, 2007.
2.2		Stock Purchase Agreement dated May 31, 2007 by and among the Company’s subsidiary, CorVel Enterprise Comp, Inc., The Schaffer Companies, Ltd., and Dawn Colwell, Christopher Schaffer, John Colwell and Kelly Ribeiro de Sa. Incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K filed on June 6, 2007.
3.1		Amended and Restated Certificate of Incorporation of the Company — Incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 filed on August 9, 2007.
3.2		Amended and Restated Bylaws of the Company — Incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 filed on August 14, 2006.
10	.1*	Nonqualified Stock Option Agreement between V. Gordon Clemons, the Company and North Star together with all amendments and addendums thereto — Incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 Registration No. 33-40629 initially filed on May 16, 1991.
10	.2*	Supplementary Agreement between V. Gordon Clemons, the Company and North Star — Incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 Registration No. 33-40629 initially filed on May 16, 1991.
10	.3*	Amendment to Supplementary Agreement between Mr. Clemons, the Company and North Star — Incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1992 filed on June 29, 1992.
10	.4*	Restated Omnibus Incentive Plan (Formerly The Restated 1988 Executive Stock Option Plan) — Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 9, 2006.
10	.5*	Forms of Notice of Grant of Stock Option, Stock Option Agreement and Notice of Exercise Under the Restated Omnibus Incentive Plan (Formerly The Restated 1988 Executive Stock Option) — Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 filed on November 9, 2006, Exhibits 10.7, 10.8 and 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994 filed on June 29, 1994, Exhibits 99.2, 99.3, 99.4, 99.5, 99.6, 99.7 and 99.8 to the Company’s Registration Statement on Form S-8 (File No. 333-94440) filed on July 10, 1995, and Exhibits 99.3 and 99.5 to the Company’s Registration Statement on Form S-8 (File No. 333-58455) filed on July 2, 1998.
10	.6*	Employment Agreement of V. Gordon Clemons — Incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 Registration No. 33-40629 initially filed on May 16, 1991.
10	.7*	Restated 1991 Employee Stock Purchase Plan, as amended — Incorporated herein by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-128739) filed on September 30, 2005.
10.8		Fidelity Master Plan for Savings and Investment, and amendments — Incorporated herein by reference to Exhibits 10.16 and 10.16A to the Company’s Registration Statement on Form S-1 Registration No. 33-40629 initially filed on May 16, 1991.
10.9		Preferred Shares Rights Agreement, dated as of February 11, 1997, by and between Corvel Corporation and U.S. Stock Transfer Corporation, including the Certificate of Determination, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively (Shareholder Rights Plan) — Incorporated herein by reference to Exhibit 99.1 in the Company’s Form 8-K filed on February 28, 1997.
10.10		Amended and Restated Preferred Shares Rights Agreement, dated as of April 11, 2002, by and between CorVel Corporation and U.S. Stock Transfer Corporation, including the Certificate of Determination, the Certificate of Amendment of the Certificate of Determination, the form of Rights Certificate (as amended) and the Summary of Rights (as amended) attached thereto as Exhibits A-1, A-2, B and C, respectively (Amended Shareholder Rights Plan) — Incorporated herein by reference to Exhibit 99.1 in the Company’s Form 8-K filed on May 24, 2002.

Exhibit
No.		Title — Method of Filing	Page

10	.11*	Employment Agreement effective May 26, 2006 by and between CorVel Corporation and Dan Starck — Incorporated herein by reference to Exhibit 10.1 in the Company’s Form 8-K filed on May 30, 2006.
10	.12*	Stock Option Agreement and Acceleration Addendum dated May 26, 2006 by and between CorVel Corporation and Dan Starck, providing for time vesting. — Incorporated herein by reference to Exhibit 10.2 in the Company’s Form 8-K filed on May 30, 2006.
10	.13†	Stock Option Agreement and Acceleration Addendum dated May 26, 2006 by and between CorVel Corporation and Dan Starck, providing for performance vesting. — Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 30, 2006.
10	.14†	Stock Option Agreement dated May 26, 2006 by and between CorVel Corporation and Scott McCloud, providing for performance vesting. — Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 2, 2006.
10	.15*†	Stock Option Agreement dated May 26, 2006 by and between CorVel Corporation and Don McFarlane, providing for performance vesting. — Incorporated herein by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K/A filed on July 6, 2007.
10.16		Credit Agreement dated August 1, 2007 by and between CorVel Corporation and Wells Fargo Bank, National Association. — Incorporated herein by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed on August 6, 2007.
10.17		Revolving Line of Credit Note dated August 1, 2007 by CorVel Corporation in favor of Wells Fargo Bank, National Association. — Incorporated herein by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed on August 6, 2007.
10.18		Form of Partial Waiver of Automatic Option Grant executed by Directors — Incorporated herein by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 filed on November 8, 2007.
10	.19*†	Stock Option Agreement and Acceleration Addendum dated February 11, 2008 by and between CorVel Corporation and Dan Starck, providing for performance vesting. — Filed herewith.
10	.20*†	Stock Option Agreement dated February 11, 2008 by and between CorVel Corporation and Scott McCloud, providing for performance vesting. — Filed herewith.
10	.21*†	Stock Option Agreement dated February 11, 2008 by and between CorVel Corporation and Don McFarlane, providing for performance vesting. — Filed herewith.
10.22		Partial Waiver of Automatic Option Grant by Jean Macino dated February 5, 2008 — Filed herewith.
21.1		Subsidiaries of the Company — Filed herewith.
23.1		Consent of Independent Registered Public Accounting Firm, Haskell & White LLP — Filed herewith.
23.2		Consent of Independent Registered Public Accounting Firm, Grant Thornton LLP — Filed herewith.
31.1		Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. — Filed herewith.
31.2		Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. — Filed herewith.
32.1		Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. — Furnished herewith.
32.2		Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. — Furnished herewith.

*	— Denotes management contract or compensatory plan or arrangement.

†	— Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Securities and Exchange Commission.