Form 10-Q
period 2008-06-30
CORVEL CORP
filed 2008-08-08
CIK 874866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value per share, as of July 31, 2008 was 13,766,112.

CORVEL CORPORATION
FORM 10-Q

Part I — Financial Information
Item 1. Financial Statements
CORVEL CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31, 2008	June 30, 2008 (Unaudited)
Assets
Current Assets
Cash and cash equivalents	$17,911,000	$21,760,000
Accounts receivable, net	39,164,000	39,732,000
Prepaid taxes and expenses	5,242,000	5,896,000
Deferred income taxes	4,076,000	3,971,000

Total current assets	66,393,000	71,359,000

Property and equipment, net	30,569,000	30,368,000
Goodwill	31,875,000	32,478,000
Other intangibles, net	7,789,000	7,649,000
Other assets	3,949,000	3,863,000

TOTAL ASSETS	$140,575,000	$145,717,000

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts and taxes payable	$20,475,000	$22,266,000
Accrued liabilities	16,473,000	16,030,000

Total current liabilities	36,948,000	38,296,000

Deferred income taxes	7,249,000	7,026,000

Commitments and contingencies

Stockholders’ Equity

Common stock, $.0001 par value: 60,000,000 shares authorized; 25,480,315 shares issued (13,792,701 shares outstanding, net of Treasury shares) and 25,546,065 shares issued (13,758,451 shares outstanding, net of Treasury shares) at March 31, 2008 and June 30, 2008, respectively	3,000	3,000

Paid-in-capital	80,219,000	82,375,000

Treasury Stock, (11,687,614 shares at March 31, 2008 and 11,787,614 shares at June 30, 2008)	(162,302,000)	(166,008,000)

Retained earnings	178,458,000	184,025,000

Total stockholders’ equity	96,378,000	100,395,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$140,575,000	$145,717,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
CONSOLIDATED INCOME STATEMENTS — UNAUDITED

	Three Months Ended June 30,
	2007	2008
REVENUES	$74,337,000	$78,201,000

Cost of revenues	56,156,000	58,268,000

Gross profit	18,181,000	19,933,000

General and administrative expenses	9,077,000	10,807,000

Income before income tax provision	9,104,000	9,126,000

Income tax provision	3,543,000	3,559,000

NET INCOME	$5,561,000	$5,567,000

Net income per common and common equivalent share
Basic	$0.40	$0.40

Diluted	$0.39	$0.40

Weighted average common and common equivalent
Basic	13,964,000	13,816,000

Diluted	14,159,000	14,045,000
See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Three Months Ended June 30,
	2007	2008
Cash flows from Operating Activities
NET INCOME	$5,561,000	$5,567,000

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	2,610,000	2,970,000
Loss on disposal of assets	94,000	10,000
Stock compensation expense	359,000	384,000
Write-off of uncollectible accounts	828,000	536,000

Changes in operating assets and liabilities
Accounts receivable	(655,000)	(1,104,000)
Prepaid taxes and expenses	(13,000)	(654,000)
Accounts and taxes payable	2,062,000	1,791,000
Accrued liabilities	(3,330,000)	(1,243,000)
Deferred income tax	245,000	(118,000)
Other assets	(324,000)	286,000

Net cash provided by operating activities	7,437,000	8,425,000

Cash Flows from Investing Activities
Assets purchased in acquisition	(12,300,000)	—
Purchase of property & equipment	(3,490,000)	(2,642,000)

Net cash (used in) investing activities	(15,790,000)	(2,642,000)

Cash Flows from Financing Activities
Purchase of treasury stock	—	(3,706,000)
Tax benefits from the exercise of stock options	46,000	528,000
Exercise of common stock options	145,000	1,244,000

Net cash provided by (used in) financing activities	191,000	(1,934,000)

Increase/(Decrease) in cash and cash equivalents	(8,162,000)	3,849,000
Cash and cash equivalents at beginning of period	15,020,000	17,911,000

Cash and cash equivalents at end of period	$6,858,000	$21,760,000

Supplemental Cash Flow Information:
Income taxes paid	209,000	143,000
Interest paid	—	—
Accrual of earnout related to acquisition	—	800,000
See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008 (Unaudited)
Note A — Basis of Presentation and Summary of Significant Accounting Policies
     The unaudited financial statements herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying interim financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited financial statements for the latest fiscal year ended March 31, 2008. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the March 31, 2008 audited financial statements have been omitted from these interim financial statements.
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2009. For further information, refer to the consolidated financial statements and footnotes for the fiscal year ended March 31, 2008 included in the Company’s Annual Report on Form 10-K.
     Basis of Presentation: The consolidated financial statements include the accounts of CorVel and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.
     Use of Estimates: The preparation of financial statements conforming with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. Actual results could differ from those estimates. Significant estimates include the allowance for doubtful accounts, accrual for bonuses, earn-out accruals, accruals for self-insurance reserves, share based payments related to performance based awards, and estimates used in stock option valuations.
     Cash and Cash Equivalents: Cash and cash equivalents consists of short-term highly-liquid investment-grade interest-bearing securities with maturities of 90 days or less when purchased. The carrying amounts of the Company’s financial instruments approximate their fair values at March 31, 2008 and June 30, 2008. Cash at June 30, 2008 includes $2 million of customer deposits held in bank checking accounts.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008 (Unaudited)
Note A — Basis of Presentation and Summary of Significant Accounting Policies (continued)
     Revenue Recognition: The Company’s revenues are recognized primarily as services are rendered based on time and expenses incurred. A certain portion of the Company’s revenues are derived from fee schedule auditing which is based on the number of provider charges audited and on a percentage of savings achieved for the Company’s customers. The Company generally recognizes revenue when there is persuasive evidence of an arrangement, the services have been provided to the customer, the sales price is fixed or determinable, and collectability is reasonably assured. The Company reduces revenue for estimated contractual allowances and records any amounts invoiced to the customer in advance of service performance as deferred revenue.
     Accounts Receivable: The majority of the Company’s accounts receivable are due from companies in the property and casualty insurance industries. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are due within 30 days and are stated as amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company and the condition of the general economy and the industry as a whole. No one customer accounted for 10% or more of accounts receivable at either March 31, 2008 or June 30, 2008. No one customer accounted for 10% or more of revenue during either of the three month periods ended June 30, 2007 or 2008.
     Property and Equipment: Additions to property and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line and accelerated methods over the estimated useful lives of the related assets, which range from three to seven years.
     The Company capitalizes software development costs intended for internal use. The Company accounts for internally developed software costs in accordance with Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. These costs are included in computer software in property and equipment and are amortized over a period of five years.
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

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008 (Unaudited)
Note A — Basis of Presentation and Summary of Significant Accounting Policies(continued)
     Income Taxes: The Company provides for income taxes under the liability method. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities as measured by the enacted tax rates which are expected to be in effect when these differences reverse. Income tax expense is the tax payable for the period and the change during the period in net deferred tax assets and liabilities. The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”) on April 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material change in the liability for unrecognized income tax benefits during the June 2008 quarter. The balance of the unrecognized tax benefits as of March 31, 2008 and June 30, 2008 was $4,480,000. There were no additions or reductions in the unrecognized tax benefit during the quarter ended June 30, 2008.
     Earnings Per Share: Earnings per common share-basic is based on the weighted average number of common shares outstanding during the period. Earnings per common shares-diluted is based on the weighted average number of common shares and common share equivalents outstanding during the period. In calculating earnings per share, earnings are the same for the basic and diluted calculations. Weighted average shares outstanding increased in the June 2008 quarter for diluted earnings per share due to the effect of stock options.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008 (Unaudited)
Note B — Stock Based Compensation and Stock Options
     Under the Company’s Restated Omnibus Incentive Plan (Formerly The Restated 1988 Executive Stock Option Plan) (the “Plan”) as in effect at June 30, 2008, options for up to 9,682,500 shares of the Company’s common stock may be granted over the life of the Plan to employees, non-employee directors and consultants at exercise prices not less than the fair market value of the stock at the date of grant. Options granted under the Plan are non-statutory stock options and generally vest 25% one year from date of grant with the remaining 75% vesting ratably each month for the next 36 months thereafter. The options granted to employees generally expire at the end of five years from the date of grant and the option granted to non-employee members of the board of directors generally expire at the end of ten years from the date of grant. Prior to fiscal year 2007, the Company had not granted any performance-based stock options under the Plan. In May 2006, however, the Company granted performance-based stock options for 149,000 share of common stock at fair market value at the date of grant, which will only vest if the Company attains certain earnings per share targets, as established by the Company’s Board of Directors, for calendar years 2008, 2009, and 2010. Based upon the Company’s results for the past two calendar quarters, the Company believes it appears probable that the Company will attain the earnings target for the 2008 tranche of the performance options granted in May 2006. The Company has recognized stock compensation expense for the calendar year 2008 tranche of these stock options. In February 2008, the Company granted performance-based stock options for 49,000 shares of common stock at fair market value at the date of grant. Vesting of these options is tied to revenue targets for certain services by the Company in calendar years 2009, 2010, and 2011. Currently, management has determined that it is not probable that the Company will attain these targets and the Company has recognized no stock compensation expense for these options. The Company has historically issued new shares to satisfy option exercises as opposed to issuing shares from treasury stock.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008 (Unaudited)
Note B — Stock Based Compensation and Stock Options (continued)
     The table below shows the amounts recognized in the financial statements for the three months ended June 30, 2007 and 2008, respectively.

	Three Months Ended June 30,
	2007	2008
Cost of revenues	$111,000	$117,000
General and administrative	248,000	267,000

Total cost of stock-based compensation included in income, before income tax	359,000	384,000
Amount of income tax benefit recognized	(140,000)	(150,000)

Amount charged against income	$219,000	$234,000

Effect on diluted income per share	$(0.02)	$(0.02)

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008 (Unaudited)
Note B — Stock Based Compensation and Stock Options (continued)
     The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model with the assumptions included in the table below. The Company uses historical data among other factors to estimate the expected volatility, the expected option life, and the expected forfeiture rate. The risk-free rate is based on the interest rate paid on a U.S. Treasury issue with a term similar to the estimated life of the option. Based upon the historical experience of options cancellations, the Company has estimated an annualized forfeiture rate of 6.7% and 10.4% for the three months ended June 30, 2007 and 2008, respectively. Forfeiture rates will be adjusted over the requisite service period when actual forfeitures differ, or are expected to differ, from the estimate. The following assumptions were used to estimate the fair value of options granted during the three months ended June 30, 2007 and 2008 using the Black-Scholes option-pricing model:

	Three Months Ended June 30,
	2007	2008
Risk-free interest rate	4.60%	3.14%
Expected volatility	39%	40%
Expected dividend yield	0.00%	0.00%
Expected forfeiture rate	6.70%	10.44%
Expected weighted average life of option in years	4.8 years	4.7 years
     All options granted in the three months ended June 30, 2007 and 2008 were granted at fair market value and are non-statutory stock options.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008 (Unaudited)
Note B — Stock Based Compensation and Stock Options (continued)
     Summarized information for all stock options for the three months ended June 30, 2007 and 2008 follows:

	Three Months Ended June 30, 2007		Three Months Ended June 30, 2008
	Shares	Average Price	Shares	Average Price

Options outstanding, beginning	1,021,141	$17.84	1,030,858	$19.24
Options granted	27,700	27.15	29,800	32.44
Options exercised	(14,691)	18.76	(65,569)	18.32
Options cancelled	(6,570)	17.81	(1,909)	18.45

Options outstanding, ending	1,027,580	$18.08	993,180	$19.70

     The following table summarizes the status of stock options outstanding and exercisable at June 30, 2008:

		Weighted	Outstanding	Exercisable	Options -
		Average	Options -	Options -	Weighted
		Remaining	Weighted	Number of	Average
	Number of	Contractual	Average	Exercisable	Exercise
Range of Exercise Price	Outstanding Options	Life	Exercise Price	Options	Price

$8.08 to $15.55	231,816	2.62	$13.02	139,529	$12.67
$15.56 to $15.79	266,000	2.78	$15.77	64,609	$15.77
$15.80 to $25.10	242,390	4.20	$20.80	115,572	$18.95
$25.11 to $47.70	252,974	3.90	$28.91	63,723	$28.95

Total	993,180	3.37	$19.70	383,433	$17.79

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008 (Unaudited)
Note B — Stock Based Compensation and Stock Options (continued)
     A summary of the status for all outstanding options at June 30, 2008, and changes during the quarter then ended, is presented in the table below:

			Weighted Average	Aggregate
		Weighted Average	Remaining Contractual	Intrinsic Value as
	Number of Options	Exercise Per Share	Life (Years)	of June 30, 2008

Options outstanding at March 31, 2008	1,030,858	$19.24
Granted	29,800	32.44
Exercised	(65,569)	18.32
Cancelled — forfeited	(1,909)	18.45
Cancelled — expired	—	—

Ending outstanding	993,180	$19.70	3.37	$14,090,078

Ending vested and expected to vest	886,733	$19.53	3.32	$12,732,743

Ending exercisable	383,433	$17.79	2.71	$6,170,983

     The weighted-average grant-date fair value of options granted during the three months ended June 30, 2007 and 2008, was $10.90 and $12.49, respectively.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008 (Unaudited)
Note C — Treasury Stock
     The Company’s Board of Directors approved the commencement of a share repurchase program in the fall of 1996 and have approved the repurchase of up to 12,150,000. Since the commencement of the share repurchase program, the Company has spent $166 million to repurchase 11,787,614 shares of its common stock, equal to 46% of the outstanding common stock had there been no repurchases. The average price of these repurchases is $14.08 per share. These purchases have been funded primarily from the net earnings of the Company, along with the proceeds from the exercise of common stock options. During the three months ended June 30, 2008, the Company repurchased 100,000 shares for $3.7 million. The Company had 13,758,451 shares of common stock outstanding as of June 30, 2008, after reduction for the 11,787,614 shares in treasury.
Note D — Weighted Average Shares and Net Income Per Share
     Weighted average basic common and common equivalent shares decreased from 14,159,000 for the quarter ended June 30, 2007 to 14,045,000 for the quarter ended June 30, 2008. Weighted average diluted common and common equivalent shares decreased from 13,964,000 for the quarter ended June 30, 2007 to 13,816,000 for the quarter ended June 30, 2008. The net decrease in both of these weighted share calculations is due to the repurchase of common stock as noted above, partially offset by an increase in shares outstanding due to the exercise of stock options under the Company’s employee stock option plan.
     Net income per common and common equivalent shares was computed by dividing net income by the weighted average number of common and common stock equivalents outstanding during the quarter. The calculations of the basic and diluted weighted shares for the three months ended June 30, 2007 and 2008, are as follows:

	Three Months Ended June 30,
	2007	2008
Net Income	$5,561,000	$5,567,000

Basic:
Weighted average common shares outstanding	13,964,000	13,816,000

Net Income per share	$0.40	$0.40

	2007	2008
Diluted:
Weighted average common shares outstanding	13,964,000	13,816,000
Treasury stock impact of stock options	195,000	229,000

Total common and common equivalent shares	14,159,000	14,045,000

Net Income per share	$0.39	$0.40

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008 (Unaudited)
Note E — Shareholder Rights Plan
     During fiscal 1997, the Company’s Board of Directors approved the adoption of a Shareholder Rights Plan. The Shareholder Rights Plan provides for a dividend distribution to CorVel stockholders of one preferred stock purchase right for each outstanding share of CorVel’s common stock under certain circumstances. In April 2002, the Board of Directors of CorVel approved an amendment to the Company’s existing shareholder rights agreement to extend the expiration date of the rights to February 10, 2012, set the exercise price of each right at $118 and enable Fidelity Management & Research Company and its affiliates to purchase up to 18% of the shares of common stock of the Company without triggering the stockholder rights. The limitations under the stockholder rights agreement remain in effect for all other stockholders of the Company. The rights are designed to assure that all shareholders receive fair and equal treatment in the event of any proposed takeover of the Company and to encourage a potential acquirer to negotiate with the Board of Directors prior to attempting a takeover. The rights have an exercise price of $118 per right, subject to subsequent adjustment. The rights trade with the Company’s common stock and will not be exercisable until the occurrence of certain takeover-related events.
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
Note F — Acquisitions
     In December 2006, the Company’s wholly-owned subsidiary, CorVel Enterprise Comp, Inc., entered into an Asset Purchase Agreement with Hazelrigg Risk Management Services, Inc. and its affiliated companies (“Hazelrigg”) to acquire certain assets and liabilities of Hazelrigg, for an initial cash payment of $12 million. The Company completed the acquisition on January 31, 2007 and paid the initial cash payment on that date. Hazelrigg is a California based provider of integrated medical management, claims processing and technology services for workers’ compensation clients. The acquisition represented an expansion of CorVel’s Enterprise Comp service offering in the Southern California marketplace. The sellers of Hazelrigg also had the potential to receive up to an additional $2.5 million in a cash earn-out based upon the revenue earned by the business during the one-year period after consummation of the acquisition, which earnout could have been accelerated based upon the occurrence of certain post-acquisition events. The Company accrued the earn-out during the quarter ended September 30, 2007. The Company paid out $2 million during the March 31, 2008 quarter and $214,000 during the June 2008 quarter. The remaining earn-out amount was reduced an additional $242,000 for obligations the Seller had to the Company.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008 (Unaudited)
Note F — Acquisitions (continued)
The following table summarizes the recorded value of the Hazelrigg assets acquired and liabilities assumed:

	Life	Amount
Accounts receivable, net		$1,100,000
Property and equipment, net		321,000
Covenant not to compete	5 Years	250,000
Customer relationships	18 Years	4,446,000
TPA license	15 Years	26,000
Goodwill		9,479,000

Subtotal		15,622,000
Less: Accounts payable and deferred income		1,348,000

Total		$14,274,000

     In June 2007, the Company’s wholly owned subsidiary, CorVel Enterprise Comp, Inc., acquired 100% of the stock of The Schaffer Companies Ltd. (“Schaffer”) for $12.3 million in cash. Schaffer is a third-party administrator headquartered in Maryland. The acquisition is expected to allow the Company to expand its service capabilities as a third-party administrator and provide claims processing services along with patient management services and network solutions services to an increased customer base. The sellers of Schaffer had the potential to receive up to an additional $3 million in a cash earn-out based upon the revenue earned by the business during the one-year period after completion of the acquisition. The Company calculated the amount of the earn-out to be $800,000 which resulted in an increase in goodwill and accrued liabilities. The Company’s calculation is subject to review by the Seller in accordance with the terms of the acquisition agreement. If an adjustment to the earn-out is required under terms of the acquisition agreement, it would result in a change to goodwill and accrued liabilities.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008 (Unaudited)
Note F — Acquisitions (Continued)
     The following table summarizes the fair value of the Schaffer assets acquired and liabilities assumed:

	Life	Amount
Accounts receivable, net		$1,362,000
Property and equipment, net		586,000
Other assets		104,000
Covenant not to compete	5 Years	500,000
Custmer relationships	20 Years	2,962,000
TPA licenses	15 Years	152,000
Software	5 Years	50,000
Goodwill		10,306,000

Subtotal		16,022,000

Less: Accounts payable and deferred income		2,636,000

Total		$13,386,000

     The following supplemental unaudited pro forma information presents the combined operating results of the Company and the acquired business during the three months ended June 30, 2007 and 2008, as if the acquisition had occurred at the beginning of each of the periods presented. The pro forma information is based on the historical financial statements of the Company and that of the acquired business. Amounts are not necessarily indicative of the results that may have been attained had the combinations been in effect at the beginning of the periods presented or that may be achieved in the future.

	Three Months Ended June 30,
	2007	2008
Pro forma revenue	$76,273,000	$78,201,000
Pro forma income before income taxes	$9,128,000	$9,126,000
Pro forma net income	$5,576,000	$5,567,000
Pro forma basic earnings per share	$0.40	$0.40
Pro forma diluted earnings per share	$0.39	$0.40

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008 (Unaudited)
Note G — Other Intangible Assets
     Other intangible assets consist of the following at June 30, 2008:

				Quarter Ended		Cost, Net of
				June 30, 2008	Accumulated	Accumulated
				Amortization	Amortization at	Amortization at June
Item	Life		Cost	Expense	June 30, 2008	30, 2008

Covenant Not to Compete	5	Years	$750,000	$40,000	$182,000	$568,000
Customer Relationships	18-20	Years	7,408,000	97,000	492,000	6,916,000
TPA Licenses	15	Years	178,000	3,000	13,000	165,000

Total			$8,336,000	$140,000	$687,000	$7,649,000

Note H — Line of Credit
     In August 2007, the Company, upon authorization by its Board of Directors, entered into a credit agreement with a financial institution to provide a revolving credit facility with borrowing capacity of up to $10 million. This agreement expires in September 2008. Borrowings under this agreement bear interest, at the Company’s option, at a fixed LIBOR-based rate plus 1.25% or at the financial institution’s fluctuating prime lending rate. The loan covenants require the Company to maintain a current ratio of at least 1.25:1, debt to tangible net worth not greater than 1:1 and have positive net income. There were no borrowings under the line of credit during the three months ended June 30, 2007 and 2008. The Company expects to renew the line of credit during the quarter ending September 30, 2008.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This may include certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including (without limitation) statements with respect to anticipated future operating and financial performance, growth and acquisition opportunities and other similar forecasts and statements of expectation. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and “should”, and variations of these words and similar expressions, are intended to identify these forward-looking statements. Forward-looking statements made by the Company and its management are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance.
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
Business Enterprise Segments
     We operate in one reportable operating segment, managed care. The Company’s services are delivered to its customers through its local offices in each region and financial information for the Company’s operations follows this service delivery model. All regions provide the Company’s patient management and network solutions services. Statement of Financial Accounting Standards, or SFAS, No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for the way that public business enterprises report information about operating segments in annual and interim consolidated financial statements. The Company’s internal financial reporting is segmented geographically, as discussed above, and managed on a geographic rather than service line basis, with virtually all of the Company’s operating revenue generated within the United States.
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
Summary of Quarterly Results
     The Company generated revenues of $78.2 million for the quarter ended June 30, 2008, an increase of $3.9 million or 5.2%, compared to revenues of $74.3 million for the quarter ended June 30, 2007. The increase in revenues was primarily due to an increase in revenues from the Company’s Network Solutions services and the revenues resulting from the acquisition of the Schaffer Companies Ltd. (“Schaffer”) in June 2007. The Schaffer business provides claims processing services to the property and casualty industry and is discussed further below. Excluding this acquisition, the Company’s revenues would have increased by approximately 2% from the same quarter in the prior year.
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
     The Company’s cost of revenues increased by $2.1 million, from $56.2 million in the June 2007 quarter to $58.3 million in the June 2008 quarter, an increase of 3.8%. This increase was primarily due to the associated increase in revenues in its Network Solutions services and the cost associated with the acquisition of Schaffer.
     The Company’s general and administrative costs increased by $1.7 million, from $9.1 million in the June 2007 quarter to $10.8 million in the June 2008 quarter, an increase of 19.1%. This increase is primarily due to the increase in the Company’s systems and data interface costs and capabilities including storage area networks, customer help desk, electronic data interface (EDI), data colocation center, software programmers, and wide area network (WAN).
     The Company’s income tax expense increased by $0.1 million, from $3.5 million, or 0.5%, in the June 2007 quarter to $3.6 million in the June 2008 quarter. The increase in income before income taxes was primarily due to the aforementioned increase in revenue which resulted in an increase in income before income taxes. The effective income tax rate was 39.0% in each of the June 2007 and June 2008 quarters.
     Weighted diluted shares decreased from 14.2 million shares in the June 2007 quarter to 14.0 million shares in the June 2008 quarter, a decrease of 114,000 shares, or 0.8%. This decrease was primarily due to the repurchase of 428,000 shares of common stock during the September 2007, December 2007, March 2008 and June 2008 quarters. The decrease was offset by the exercise of stock options during each of the corresponding quarters.
     Diluted earnings per share increased from $0.39 in the June 2007 quarter to $0.40 in the June 2008 quarter, an increase of $0.01 per share, or 2.6%. The increase in diluted earnings per share was primarily due to the decrease in diluted shares.
Results of Operations
     The Company derives its revenues from providing patient management and network solutions services to payors of workers’ compensation benefits, auto insurance claims and health insurance benefits. Patient management services include utilization review, medical case management, and vocational rehabilitation. Network solutions revenues include fee schedule auditing, hospital bill auditing, independent medical examinations, diagnostic imaging review services and preferred provider referral services. The percentages of total revenues attributable to patient management and network solutions services for the quarters ended June 30, 2007 and June 30, 2008 are as follows:

	June 30, 2007	June 30, 2008
Patient management services	40.7%	42.7%
Network solutions	59.3%	57.3%

     The following table sets forth, for the periods indicated, the dollars and the percentage of revenues represented by certain items reflected in the Company’s consolidated income statements for the quarters ended June 30, 2007 and June 30, 2008. The Company’s past operating results are not necessarily indicative of future operating results.

	Three Months Ended	Three Months Ended		Percentage
	June 30, 2007	June 30, 2008	Change	Change

Revenue	$74,337,000	$78,201,000	$3,864,000	5.2%
Cost of revenues	56,156,000	58,268,000	2,112,000	3.8%

Gross profit	18,181,000	19,933,000	1,752,000	9.6%

Gross profit as percentage of revenue	24.5%	25.5%

General and administrative	9,077,000	10,807,000	1,730,000	19.1%
General and administrative as percentage of revenue	12.2%	13.8%

Income before income tax provision	9,104,000	9,126,000	22,000	0.2%

Income before income tax provision as percentage of revenue	12.2%	11.7%

Income tax provision	3,543,000	3,559,000	16,000	0.5%

Net income	$5,561,000	$5,567,000	$6,000	0.1%

Weighted Shares
Basic	13,964,000	13,816,000	(148,000)	(1.1%)
Diluted	14,159,000	14,045,000	(114,000)	(0.8%)

Earnings Per Share
Basic	$0.40	$0.40	—	—
Diluted	$0.39	$0.40	$0.01	2.6%
Revenues
Change in revenue from the quarter ended June 2007 to the quarter ended June 2008
     Revenues increased from $74.3 million for the three months ended June 30, 2007 to $78.2 million for the three months ended June 30, 2008, an increase of $3.9 million or 5.2%. The Company’s patient management revenues increased $3.1 million or 10.2% from $30.3 million in the June 2007 quarter to $33.4 million in the June 2008 quarter. This increase was primarily due to the acquisition of Schaffer in June 2007 as noted above. The Company’s network solutions revenues increased from $44.1 million in the June 2007 quarter to $44.8 million in the June 2008 quarter, an increase of $0.8 million or 1.7%. This increase was primarily due an increase in the Company’s bill review volume over the quarter ended June 30, 2007.
     The Company’s revenue increase excluding the aforementioned acquisition of Schaffer reflects the challenging market conditions the Company has experienced during the past few years. The decrease in the nation’s manufacturing employment levels, which has helped lead to a decline in national workers’ compensation claims, considerable price competition in a flat-to-declining overall market, an increase in competition from both larger and smaller competitors, changes and the potential changes in state workers’ compensation and auto managed care laws which can reduce demand for the Company’s services, have created an environment where revenue and margin growth is more difficult to attain and where revenue growth is less certain than historically experienced.

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
Cost of Revenues
     The Company’s cost of revenues consist of direct expenses, costs directly attributable to the generation of revenue, and field indirect costs which are incurred in the field offices of the Company. Direct costs are primarily case manager salaries, bill review analysts, related payroll taxes and fringe benefits, and costs for independent medical examination (IME) and MRI providers. Most of the Company’s revenues are generated in offices which provide both patient management services and network solutions services. The largest of the field indirect costs are manager salaries and bonus, account executive base pay and commissions, administrative and clerical support, field systems personnel, PPO network developers, related payroll taxes and fringe benefits, office rent, and telephone expense. Approximately 44% of the costs incurred in the field are costs which support both the patient management services and network solutions operations of the Company’s field operations, such as district managers, account executives, rent, and telephone.
Change in cost of revenue from the June 2007 quarter to the June 2008 quarter
     The Company’s costs of revenues increased from $56.2 million in the quarter ended June 30, 2007 to $58.3 million in the quarter ended June 30, 2008, an increase of $2.1 million or 3.8%. The increase in cost of revenues was primarily due to the acquisition of Schaffer and the costs associated with operating the businesses. This was partially offset by the Company improving its field operating productivity in both its patient management and network solutions lines of business.
General and Administrative Costs
Change in cost of general and administrative expense from the June 2007 quarter to the June 2008 quarter
     For the quarter ended June 30, 2008, general and administrative costs consisted of approximately 64% of corporate systems costs which include the corporate systems support, implementation and training, amortization of software development costs, depreciation of the hardware costs in the Company’s national systems, the Company’s national wide area network and other systems related costs. The remaining 36% of the general and administrative costs consisted of national marketing, national sales support, corporate legal, corporate insurance, human resources, accounting, product management, new business development and other general corporate matters. The largest portion of the non-systems portion of general and administrative costs during the June 2008 quarter pertained to accounting, financial reporting and corporate governance.
     General and administrative costs increased from $9.1 million in the quarter ended June 30, 2007 to $10.8 million in the quarter ended June 30, 2008, an increase of $1.7 million, or 19.1%. This increase is primarily due to the increase in the Company’s systems and data interface costs and capabilities including storage area networks, customer help desk, electronic data interface (EDI), data colocation center, software programmers, and wide area network (WAN).
Income Tax Provision
     The Company’s income tax expense increased by $0.1 million, or 2.9%, from $3.5 million for the three months ended June 30, 2007 to $3.6 million for the three months ended June 30, 2008 due to the nominal increase in income before income taxes from $9.10 million to $9.13 million. The income tax expense as a percentage of income before income taxes was 39.0% for each of the three months ended June 30, 2007 and 2008. The income tax provision rates were based upon management’s review of the Company’s estimated annual income tax rate, including state taxes. This effective tax rate differed from the statutory federal tax rate of 35.0% primarily due to state income taxes and certain non-deductible expenses.
Liquidity and Capital Resources
     The Company has historically funded its operations and capital expenditures primarily from cash flow from operations, and to a lesser extent, stock option exercises. Net working capital increased $4 million, or 12%, from $29 million as of March 31, 2008 to $33 million as of June 30, 2008, primarily due to an increase in cash from $18 million as of March 31, 2008 to $22 million as of June 30, 2008.
     The Company believes that cash from operations, available funds under its line of credit, and funds from exercise of stock options granted to employees are adequate to fund existing obligations, repurchase shares of the Company’s common stock under its current share repurchase program, introduce new services, and continue to develop healthcare related businesses for at least the next twelve months. The Company regularly evaluates cash requirements for current operations and commitments, and for capital acquisitions and other strategic transactions. The Company may elect to raise additional funds for these purposes, through debt or equity, the sale of investment securities or otherwise, as appropriate. Additional equity or debt financing may not be available on terms favorable to us or at all.
     As of June 30, 2008, excluding $2 million of customer deposits held in bank checking accounts, the Company had $20 million in cash and cash equivalents, invested primarily in short-term, interest-bearing, highly liquid investment-grade securities with maturities of 90 days or less in a federally regulated bank.
     In August 2007, the Company entered into a credit agreement with a financial institution to provide a revolving credit facility with borrowing capacity of up to $10 million. This agreement expires in September 2008. Borrowings under this agreement bear interest, at the Company’s option, at a fixed LIBOR-based rate (3.61% at June 30, 2008) plus 1.25% or at the financial institution’s fluctuating prime lending rate (5.00% at June 30, 2008). The loan covenants require the Company to maintain a current assets to liabilities ratio of at least 1.25:1, debt to tangible net worth not greater than 1:1 and have positive net income. There are no outstanding revolving loans as of the date hereof, but letters of credit in the aggregate amount of $5.8 million have been issued under a letter of credit sub-limit that does not reduce the amount of borrowings available under the revolving credit facility.
     The Company has historically required substantial capital to fund the growth of its operations, particularly working capital to fund the growth in accounts receivable and capital expenditures. The Company believes, however, that the cash balance at June 30, 2008 along with anticipated internally generated funds and the credit facility, will be sufficient to meet the Company’s expected cash requirements for at least the next twelve months.
Operating Cash Flows
Three months ended June 30, 2007 compared to three months ended June 30, 2008
     Net cash provided by operating activities was $7.4 million in the three months ended June 30, 2007 compared to $8.4 million in the three months ended June 30, 2008. The increase in the cash flow from operating activities was primarily due to an increase in accrued liabilities for the three months ended June 30, 2008 compared to the three months ended June 30, 2007.
Investing Activities
Three months ended June 30, 2007 compared to three months ended June 30, 2008
     Net cash flow used in investing activities decreased from $15.8 million in the three months ended June 30, 2007 to $2.6 million in the three months ended June 30, 2008 a decrease of $13.2 million. The decrease in net cash used in investing activities is primarily due to the Company’s acquisition of The Schaffer Companies, Ltd. during the three months ended June 30, 2007. The Company had no acquisitions in the quarter ended June 30, 2008.

Financing Activities
Three months ended June 30, 2007 compared to three months ended June 30, 2008
     Net cash flow used in financing activities increased from ($0.2) million for the three months ended June 30, 2007 to $1.9 million for the three months ended June 30, 2008, for an increase of $2.1 million. The increase in cash flow used in financing activities was primarily due to an increase in purchases under the Company’s share repurchase program. During the three months ended June 30, 2008, the Company spent $3.7 million to repurchase 100,000 shares of its common stock. During the three months ended June 30, 2007, the Company did not repurchase any stock. The Company has historically used cash provided by operating activities and from the exercise of stock options to repurchase stock. The Company expects it may use some of the $22 million of cash on its balance sheet at June 30, 2008 to repurchase additional shares of stock.
     The following table summarizes the Company’s contractual obligations outstanding as of June 30, 2008.

	Payments Due by Period
		Within One	Between Two and	Between Four and	More than
	Total	Year	Three Years	Five Years	Five Years

Operating leases	$47,859,000	$11,957,000	$18,625,000	$10,832,000	$6,445,000
FIN 48 tax liability	4,430,000	4,430,000	—	—	—
Software license	1,728,000	864,000	864,000	—	—
Earn-out obligation	800,000	800,000	—	—	—

Total	$54,817,000	$18,051,000	$19,489,000	$10,832,000	$6,445,000

     Inflation. The Company experiences pricing pressures in the form of competitive prices. The Company is also impacted by rising costs for certain inflation-sensitive operating expenses such as labor and employee benefits, and facility leases. However, the Company generally does not believe these impacts are material to its revenues or net income.
Off-Balance Sheet Arrangements
     The Company is not a party to off-balance sheet arrangements as defined by the rules of the Securities and Exchange Commission. However, from time to time the Company enters into certain types of contracts that contingently require the Company to indemnify parties against third-party claims. The contracts primarily relate to: (i) certain contracts to perform services, under which the Company may provide customary indemnification to the purchases of such services; (ii) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises; and (iii) certain agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their relationship with the Company.
     The terms of such obligations vary by contract and in most instances a specific or maximum dollar amount is not explicitly stated therein. Generally, amounts under these contracts cannot be reasonably estimated until a specific claim is asserted. Consequently, no liabilities have been recorded for these obligations on the Company’s balance sheets for any of the periods presented.

Critical Accounting Policies
     The rules of the Securities and Exchange Commission define critical accounting policies as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.
     The following is not intended to be a comprehensive list of our accounting policies, but supplements the accounting policies described in Note A to the Consolidated Financial Statements. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting an available alternative would not produce a materially different result.
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
     There has been no material change in the net reserve balance during the past three fiscal years. No one customer accounted for 10% or more of accounts receivable at March 31, 2008, and June 30, 2008.
     Goodwill and Long-Lived Assets: Goodwill arising from business combinations represents the excess of the purchase price over the estimated fair value of the net assets of the acquired business. Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is tested annually for impairment or more frequently if circumstances indicate the potential for impairment. Also, management tests for impairment of its intangible assets and long-lived assets on an ongoing basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company’s impairment is conducted at a company-wide level. The measurement of fair value is based on an evaluation of market capitalization and is further tested using a multiple of earnings approach. In projecting the Company’s cash flows, management considers industry growth rates and trends and cost structure changes. Based on its tests and reviews, no impairment of its goodwill, intangible assets or other long-lived assets existed at March 31, 2008 or at June 30, 2008. However, future events or changes in current circumstances could affect the recoverability of the carrying value of goodwill and long-lived assets. Should an asset be deemed impaired, an impairment loss would be recognized to the extent the carrying value of the asset exceeded its estimated fair market value.
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
     For the quarter ended June 30, 2008, the Company recorded share-based compensation expense of $384,000. Share-based compensation expense recognized in fiscal 2009 is based on awards ultimately expected to vest; therefore, it has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates
     The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s term, and the Company’s expected annual dividend yield. The Company’s management believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in fiscal 2008. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

     The key input assumptions that were utilized in the valuation of the stock options granted during the quarter end June 30, 2008 are summarized in the table below.

Expected option term (1)	4.7 years

Expected volatility (2)	40%

Risk-free interest rate (3)	3.14%

Expected annual dividend yield	0%

(1)	The expected option term is based on historical exercise and post-vesting termination patterns.

(2)	Expected volatility represents a combination of historical stock price volatility and estimated future volatility.

(3)	The risk-free interest rate is based on the implied yield on five year United States Treasury Bill on the date of grant.
Recently Issued Accounting Standards
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS No. 159. SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. This pronouncement has no material impact on the Company’s financial statements.
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) replaces SFAS No. 141, Business Combinations. SFAS No. 141(R) retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) amends the recognition provisions for assets and liabilities acquired in a business combination, including those arising from contractual and noncontractual contingencies. SFAS No. 141(R) also amends the recognition criteria for contingent consideration. In addition, under SFAS No. 141(R), changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. Early adoption is not permitted. Management is currently evaluating the potential impact of adopting SFAS No. 141(R) on our consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51. SFAS No. 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Management does not currently expect the adoption of SFAS No. 160 to have a material impact on our consolidated financial statements.
     FASB Staff Position No. FAS 157-2 (“FSP 157-2”), Effective Date of FASB Statement No. 157, was issued in February 2008. FSP 157-2 delays the effective date of SFAS No. 157, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value at least once a year, to fiscal years beginning after November 15, 2008, and for interim periods within those fiscal years.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk
     As of June 30, 2008, the Company held no market risk sensitive instruments for trading purposes, and the Company did not employ any derivative financial instruments, other financial instruments, or derivative commodity instruments to hedge any market risk. The Company had no debt outstanding as of June 30, 2008.
Item 4 – Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting as of March 31, 2008, which have not been remediated as of June 30, 2008.
     Our Annual Report on Form 10-K for the fiscal year ended March 31, 2008 included a report of our management in which our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (COSO). Based on that assessment, we stated that we believed that, as of March 31, 2008, our internal control over financial reporting was ineffective based on those criteria, in consideration of the material weaknesses described below. A material weakness is a deficiency (within the meaning of the United States Public Company Accounting Oversight Board Auditing Standard No. 5), or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.
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
Remediation Activities
     Management recently completed the implementation of upgraded accounting software. Now that this upgrade is complete, management is working to implement new and enhanced controls over the financial close and reporting process. Many of these controls will be enabled by the upgraded financial accounting software. Management is adding additional review and approval processes that will enhance internal controls over financial reporting. This effort is ongoing. Management expects to complete the effort before the end of the fourth quarter.
     During the quarter, the Company worked to implement new A/P software. The rollout of the new A/P software has occurred for 25% of the organization. The new A/P software has functionality not available in the Company's current A/P application. The new functionality will enable management to implement additional automated controls over the A/P process. Through the use of automated controls, management expects to improve controls over the accounts payable process. Automation of manual controls will also help the Company improve segregation of duties in the disbursements cycle. Management expects the implementation of the additional automated controls to take place throughout the rest of the fiscal year. Management expects 50% of the company will be using the new software in the second quarter.
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
Item 1A. Risk Factors
     A restated description of the risk factors associated with our business is set forth below. This description includes any and all changes (whether or not material) to, and supercedes, the description of the risk factors associated with our business previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.
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
     Our results may decline if we lose several customers during a short period. Most of our customer contracts permit either party to terminate without cause. If several customers terminate, or do not renew or extend their contracts with us, our results could be adversely affected. Many organizations in the insurance industry have consolidated and this could result in the loss of one or more of our customers through a merger or acquisition. Additionally, we could lose customers due to competitive pricing pressures or other reasons.
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
     Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, and any delays in completing our internal controls and financial audits, could have a material adverse effect on our business and stock price.
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
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
     There were no sales of unregistered securities during the period covered by this report. The following table shows the repurchases of the Company’s common stock made by or on behalf of the Company for the quarter ended June 30, 2008 pursuant to a publicly announced plan.

			Total Number of
			Shares Purchased	Maximum Number
			as Part of Publicly	of Shares that may
	Total Number of	Average Price Paid	Announced	yet be Purchased
Period	Shares Purchased	Per Share	Program	Under the Program

April 1 to April 31, 2008	—	—	11,687,614	462,386
May 1 to May 31, 2008	—	—	11,687,614	462,386
June 1 to June 30, 2008	100,000	$37.06	11,787,614	362,386

Total	100,000	$37.06	11,787,614	362,386

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
Item 3 – Defaults Upon Senior Securities – None.
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
August 8, 2008

INDEX TO EXHIBITS
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