Form 10-Q
period 2008-09-30
CORVEL CORP
filed 2008-11-10
CIK 874866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Registrant’s telephone number, including area code: (949) 851-1473
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one)

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value per share, as of October 31, 2008 was 13,419,720.

CORVEL CORPORATION
FORM 10-Q

Part I — Financial Information
Item 1. Financial Statements
CORVEL CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31, 2008	September 30, 2008
		(Unaudited)
Assets
Current Assets
Cash and cash equivalents (Note A)	$17,911,000	$23,600,000
Accounts receivable, net	39,164,000	40,950,000
Prepaid taxes and expenses	5,242,000	5,648,000
Deferred income taxes	4,076,000	3,996,000

Total current assets	66,393,000	74,194,000

Property and equipment, net	30,569,000	30,209,000
Goodwill	31,875,000	33,450,000
Other intangibles, net	7,789,000	7,510,000
Other assets	3,949,000	4,203,000

TOTAL ASSETS	$140,575,000	$149,566,000

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts and taxes payable	$20,475,000	$18,797,000
Accrued liabilities	16,473,000	19,030,000

Total current liabilities	36,948,000	37,827,000

Deferred income taxes	7,249,000	7,245,000

Commitments and contingencies (Note I)

Stockholders’ Equity

Common stock, $.0001 par value: 60,000,000 shares authorized; 25,480,315 shares issued (13,792,701 shares outstanding, net of Treasury shares) and 25,576,890 shares issued (13,733,939 shares outstanding, net of Treasury shares) at March 31, 2008 and September 30, 2008, respectively	3,000	3,000

Paid-in-capital	80,219,000	83,013,000

Treasury Stock, (11,687,614 shares at March 31, 2008 and 11,842,951 shares at September 30, 2008)	(162,302,000)	(167,511,000)

Retained earnings	178,458,000	188,989,000

Total stockholders’ equity	96,378,000	104,494,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$140,575,000	$149,566,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
CONSOLIDATED INCOME STATEMENTS — UNAUDITED

	Three Months Ended September 30,
	2007	2008
REVENUES	$73,510,000	$77,855,000

Cost of revenues	54,856,000	58,996,000

Gross profit	18,654,000	18,859,000

General and administrative expenses	9,398,000	10,722,000

Income before income tax provision	9,256,000	8,137,000

Income tax provision	3,624,000	3,173,000

NET INCOME	$5,632,000	$4,964,000

Net income per common and common equivalent share
Basic	$0.41	$0.36

Diluted	$0.40	$0.36

Weighted average common and common equivalent
Basic	13,889,000	13,764,000

Diluted	14,062,000	13,960,000
See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
CONSOLIDATED INCOME STATEMENTS — UNAUDITED

	Six Months Ended September 30,
	2007	2008
REVENUES	$147,847,000	$156,056,000

Cost of revenues	111,012,000	117,264,000

Gross profit	36,835,000	38,792,000

General and administrative expenses	18,475,000	21,529,000

Income before income tax provision	18,360,000	17,263,000

Income tax provision	7,167,000	6,732,000

NET INCOME	$11,193,000	$10,531,000

Net income per common and common equivalent share
Basic	$0.80	$0.76

Diluted	$0.79	$0.75

Weighted average common and common equivalent
Basic	13,927,000	13,790,000

Diluted	14,111,000	14,003,000
See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Six Months Ended September 30,
	2007	2008
Cash flows from Operating Activities
NET INCOME	$11,193,000	$10,531,000

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	5,645,000	5,909,000
Loss on disposal of assets	108,000	18,000
Stock compensation expense	730,000	513,000
Write-off of uncollectible accounts	1,398,000	1,553,000

Changes in operating assets and liabilities
Accounts receivable	1,943,000	(3,339,000)
Prepaid taxes and expenses	(402,000)	(406,000)
Accounts and taxes payable	396,000	(1,678,000)
Accrued liabilities	(2,228,000)	1,557,000
Deferred income tax	128,000	76,000
Other assets	(38,000)	(29,000)

Net cash provided by operating activities	18,873,000	14,705,000

Cash Flows from Investing Activities
Assets purchased in acquisition	(12,300,000)	(800,000)
Purchase of property & equipment	(8,712,000)	(5,288,000)

Net cash (used in) investing activities	(21,012,000)	(6,088,000)

Cash Flows from Financing Activities
Purchase of treasury stock	(4,121,000)	(5,209,000)
Tax effect of stock option exercises	(285,000)	488,000
Exercise of common stock options	700,000	1,592,000
Exercise of employee stock purchase options	172,000	201,000

Net cash (used in) financing activities	(3,534,000)	(2,928,000)

Increase/(Decrease) in cash and cash equivalents	(5,673,000)	5,689,000
Cash and cash equivalents at beginning of period	15,020,000	17,911,000

Cash and cash equivalents at end of period	$9,347,000	$23,600,000

Supplemental Cash Flow Information:
Income taxes paid	$7,670,000	$6,815,000
Interest paid	—	—
Accrual of earnout related to acquisition	2,500,000	1,000,000
See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
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
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2009. For further information, refer to the consolidated financial statements and footnotes for the fiscal year ended March 31, 2008 included in the Company’s Annual Report on Form 10-K.
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
     Cash and Cash Equivalents: Cash and cash equivalents consists of short-term highly-liquid investment-grade interest-bearing securities with maturities of 90 days or less when purchased. The carrying amounts of the Company’s financial instruments approximate their fair values at March 31, 2008 and September 30, 2008. Cash at September 30, 2008 includes $1.5 million of customer deposits held in bank checking accounts

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
Note A — Basis of Presentation and Summary of Significant Accounting Policies (continued)
     Revenue Recognition: The Company’s revenues are recognized primarily as services are rendered based on time and expenses incurred. A certain portion of the Company’s revenues are derived from fee schedule auditing which is based on the number of provider charges audited and on a percentage of savings achieved for the Company’s customers. The Company generally recognizes revenue when there is persuasive evidence of an arrangement, the services have been provided to the customer, the sales price is fixed or determinable, and collectability is reasonably assured. The Company reduces revenue for estimated contractual allowances and records any amounts invoiced to the customer in advance of service performance as deferred revenue.
     Accounts Receivable: The majority of the Company’s accounts receivable are due from companies in the property and casualty insurance industries. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are due within 30 days and are stated as amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company and the condition of the general economy and the industry as a whole. No one customer accounted for 10% or more of accounts receivable at either March 31, 2008 or September 30, 2008. No one customer accounted for 10% or more of revenue during either of the three and six month periods ended September 30, 2007 or 2008.
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

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
Note A — Basis of Presentation and Summary of Significant Accounting Policies (continued)
     Income Taxes: The Company provides for income taxes under the liability method. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities as measured by the enacted tax rates which are expected to be in effect when these differences reverse. Income tax expense is the tax payable for the period and the change during the period in net deferred tax assets and liabilities. The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”) on April 1, 2007, and the Company recorded a cumulative effect of a change in accounting principle in the amount of $2,657,000. The balance of the unrecognized tax benefits as of March 31, 2008 and September 30, 2008 was $4,480,000. There were no additions or reductions in the unrecognized tax benefit during the six months ended September 30, 2008.
     Earnings Per Share: Earnings per common share-basic is based on the weighted average number of common shares outstanding during the period. Earnings per common shares-diluted is based on the weighted average number of common shares and common share equivalents outstanding during the period. In calculating earnings per share, earnings are the same for the basic and diluted calculations. Weighted average shares outstanding increased in the September 2008 quarter for diluted earnings per share due to the effect of stock options.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
Note B — Stock Based Compensation and Stock Options
     Under the Company’s Restated Omnibus Incentive Plan (Formerly The Restated 1988 Executive Stock Option Plan) (the “Plan”), options for up to 9,682,500 shares of the Company’s common stock may be granted over the life of the Plan to employees, non-employee directors and consultants at exercise prices not less than the fair market value of the stock at the date of grant. Options granted under the Plan are non-statutory stock options and generally vest 25% one year from date of grant with the remaining 75% vesting ratably each month for the next 36 months thereafter. The options granted to employees generally expire at the end of five years from the date of grant and the options granted to non-employee members of the board of directors generally expire at the end of ten years from the date of grant. Prior to fiscal year 2007, the Company had not granted any performance-based stock options under the Plan. In May 2006, however, the Company granted performance-based stock options for 149,000 shares of common stock at the fair market value at the date of grant, which will only vest if the Company attains certain earnings per share targets, as established by the Company’s Board of Directors, for calendar years 2008, 2009, and 2010. Based upon the Company’s results for the past three calendar quarters, the Company believes that it will not attain the earnings target for the 2008, 2009, and 2010 tranches of the performance options granted in May 2006. The Company has reversed previously recognized stock based compensation expense in the amount of $250,000 and has now recognized no stock compensation expense for any of these performance stock options. In February 2008, the Company granted performance-based stock options for 49,000 shares of common stock at fair market value at the date of grant. Vesting of these options is tied to revenue targets for certain services by the Company in calendar years 2009, 2010, and 2011. Currently, management has determined that it is not probable that the Company will attain these targets and the Company has recognized no stock compensation expense for these options. The Company has historically issued new shares to satisfy option exercises as opposed to issuing shares from treasury stock.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
Note B — Stock Based Compensation and Stock Options (continued)
     The tables below shows the amounts recognized in the financial statements for the three and six months ended September 30, 2007 and 2008, respectively.

	Three Months Ended
	September 30, 2007	September 30, 2008
Cost of revenues	$115,000	$138,000
General and administrative	256,000	(9,000)

Total cost of stock-based compensation included in income, before income tax	371,000	129,000
Amount of income tax benefit recognized	(145,000)	(50,000)

Amount charged against income	$226,000	$79,000

Effect on diluted net income per share	$(0.02)	$(0.01)

	Six Months Ended
	September 30, 2007	September 30, 2008
Cost of revenues	$226,000	$256,000
General and administrative	504,000	257,000

Total cost of stock-based compensation included in income, before income tax	730,000	513,000
Amount of income tax benefit recognized	(285,000)	(200,000)

Amount charged against income	$445,000	$313,000

Effect on diluted net income per share	$(0.03)	$(0.02)

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
Note B — Stock Based Compensation and Stock Options (continued)
     The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model with the assumptions included in the table below. The Company uses historical data among other factors to estimate the expected volatility, the expected option life, and the expected forfeiture rate. The risk-free rate is based on the interest rate paid on a U.S. Treasury issue with a term similar to the estimated life of the option. Based upon the historical experience of options cancellations, the Company has estimated an annualized forfeiture rate of 6.4% and 10.75% for the three months ended September 30, 2007 and 2008, respectively. Forfeiture rates will be adjusted over the requisite service period when actual forfeitures differ, or are expected to differ, from the estimate. The following assumptions were used to estimate the fair value of options granted during the three months ended September 30, 2007 and 2008 using the Black-Scholes option-pricing model:

	Three Months Ended September 30,
	2007	2008
Risk-free interest rate	4.60%	3.15%
Expected volatility	39%	40%
Expected dividend yield	0.00%	0.00%
Expected forfeiture rate	6.40%	10.75%
Expected weighted average life of option in years	4.8 years	4.7 years
     All options granted in the six months ended September 30, 2007 and 2008 were granted at fair market value and are non-statutory stock options.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
Note B — Stock Based Compensation and Stock Options (continued)
     Summarized information for all stock options for the three and six months ended September 30, 2007 and 2008 follows:

	Three Months Ended September 30, 2007		Three Months Ended September 30, 2008
	Shares	Average Price	Shares	Average Price

Options outstanding, beginning	1,027,280	$18.08	991,694	$19.69
Options granted	46,100	26.86	45,425	30.00
Options exercised	(32,027)	14.73	(27,942)	16.18
Options cancelled	(14,887)	18.82	(11,830)	20.18

Options outstanding, ending	1,026,466	$18.57	997,347	$20.26

	Six Months Ended September 30, 2007		Six Months Ended September 30, 2008
	Shares	Average Price	Shares	Average Price

Options outstanding, beginning	1,021,141	$17.84	1,030,558	$19.24
Options granted	73,800	26.97	75,225	30.97
Options exercised	(46,718)	16.00	(93,511)	17.68
Options cancelled	(21,757)	18.51	(14,925)	20.34

Options outstanding, ending	1,026,466	$18.57	997,347	$20.26

     The following table summarizes the status of stock options outstanding and exercisable at September 30, 2008:

		Weighted	Outstanding	Exercisable	Options-
		Average	Options-	Options-	Weighted
		Remaining	Weighted	Number of	Average
	Number of	Contractual	Average	Exercisable	Exercise
Range of Exercise Price	Outstanding Options	Life	Exercise Price	Options	Price

$8.08 to $15.55	217,409	2.45	$13.18	149,238	$13.05
$15.56 to $17.14	305,148	2.68	$15.94	115,671	$16.23
$17.15 to $25.83	230,301	3.99	$22.52	90,773	$20.76
$25.84 to $47.70	244,489	4.36	$29.80	64,340	$29.61

Total	997,347	3.34	$20.26	420,022	$18.13

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
Note B — Stock Based Compensation and Stock Options (continued)
     A summary of the status for all outstanding options at September 30, 2008, and changes during the six months then ended, is presented in the table below:

				Aggregate
			Weighted Average	Intrinsic Value as
		Weighted Average	Remaining Contractual	of September 30,
	Number of Options	Exercise Per Share	Life (Years)	2008

Options outstanding at March 31, 2008	1,030,558	$19.24
Granted	75,225	30.97
Exercised	(93,511)	17.68
Cancelled — forfeited	(14,023)	20.38
Cancelled — expired	(902)	19.86

Ending outstanding	997,347	$20.26	3.34	$8,737,447

Ending vested and expected to vest	893,656	$20.05	3.28	$8,001,874

Ending exercisable at September 30, 2008	420,022	$18.13	2.82	$4,499,174

     The weighted-average grant-date fair value of options granted during the three months ended September 30, 2007 and 2008, was $10.90 and $11.66, respectively.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
Note C — Treasury Stock and Subsequent Event
     The Company’s Board of Directors initially approved the commencement of a share repurchase program in the fall of 1996. In September 2008 the Board approved a 1,000,000 share expansion of the repurchase program to 13,150,000 shares. Since the commencement of the share repurchase program, the Company has spent $168 million to repurchase 11,842,951 shares of its common stock, equal to 46% of the outstanding common stock had there been no repurchases. The average price of these repurchases is $14.14 per share. These purchases have been funded primarily from the net earnings of the Company, along with the proceeds from the exercise of common stock options. During the three months ended September 30, 2008, the Company repurchased 55,337 shares for $1.5 million. The Company had 13,733,939 shares of common stock outstanding as of September 30, 2008, net of the 11,842,951 shares in treasury. During October 2008 the Company repurchased 316,122 shares of stock.
Note D — Weighted Average Shares and Net Income Per Share
     Weighted average basic common and common equivalent shares decreased from 13,889,000 for the quarter ended September 30, 2007 to 13,764,000 for the quarter ended September 30, 2008. Weighted average diluted common and common equivalent shares decreased from 14,062,000 for the quarter ended September 30, 2007 to 13,960,000 for the quarter ended September 30, 2008. The net decrease in both of these weighted share calculations is due to the repurchase of common stock as noted above, partially offset by an increase in shares outstanding due to the exercise of stock options under the Company’s employee stock option plan.
     Net income per common and common equivalent shares was computed by dividing net income by the weighted average number of common and common stock equivalents outstanding during the quarter. The calculations of the basic and diluted weighted shares for the three months and six months ended September 30, 2007 and 2008, are as follows:

	Three Months Ended September 30,
	2007	2008
Net Income	$5,632,000	$4,964,000

Basic:
Weighted average common shares outstanding	13,889,000	13,764,000

Net Income per share	$0.41	$0.36

Diluted:
Weighted average common shares outstanding	13,889,000	13,764,000
Treasury stock impact of stock options	173,000	196,000

Total common and common equivalent shares	14,062,000	13,960,000

Net Income per share	$0.40	$0.36

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
Note D — Weighted Average Shares and Net Income Per Share (Continued)

	Six Months Ended September 30,
	2007	2008
Net Income	$11,193,000	$10,531,000

Basic:
Weighted average common shares outstanding	13,927,000	13,790,000

Net Income per share	$0.80	$0.76

Diluted:
Weighted average common shares outstanding	13,927,000	13,790,000
Treasury stock impact of stock options	184,000	213,000

Total common and common equivalent shares	14,111,000	14,003,000

Net Income per share	$0.79	$0.75

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
Note E — Shareholder Rights Plan and Subsequent Event
     During fiscal 1997, the Company’s Board of Directors (the “Board”) approved the adoption of a Shareholder Rights Plan (the “Shareholder Rights Plan”). The Shareholder Rights Plan provides for a dividend distribution to CorVel stockholders of one preferred stock purchase right for each outstanding share of CorVel’s common stock under certain circumstances. In April 2002, the Board of Directors of CorVel approved an amendment to the Company’s existing shareholder rights agreement to extend the expiration date of the rights to February 10, 2012, set the exercise price of each right at $118 and enable Fidelity Management & Research Company and its affiliates to purchase up to 18% of the shares of common stock of the Company without triggering the stockholder rights. The limitations under the stockholder rights agreement remain in effect for all other stockholders of the Company. The rights are designed to assure that all shareholders receive fair and equal treatment in the event of any proposed takeover of the Company and to encourage a potential acquirer to negotiate with the Board of Directors prior to attempting a takeover. The rights have an exercise price of $118 per right, subject to subsequent adjustment. The rights trade with the Company’s common stock and will not be exercisable until the occurrence of certain takeover-related events.
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
     In October 2008, the Board of the Corporation approved amendments to the Shareholder Rights Plan to, among other things, (i) amend the supplements and amendments provision and other related provisions to remove certain restrictions on the Board of Directors, (ii) substitute Computershare Trust Company, N.A. as the Rights Agent and (iii) extend the term of the Rights from the existing Final Expiration Date of February 10, 2012, to February 10, 2022, (iv) modify the definition of Acquiring Person and (v) effect certain technical changes to the Rights Plan.
Note F — Acquisitions
     In December 2006, the Company’s wholly-owned subsidiary, CorVel Enterprise Comp, Inc., entered into an Asset Purchase Agreement with Hazelrigg Risk Management Services, Inc. and its affiliated companies (“Hazelrigg”) to acquire certain assets and liabilities of Hazelrigg, for an initial cash payment of $12 million. The Company completed the acquisition on January 31, 2007 and paid the initial cash payment on that date. Hazelrigg is a California based provider of integrated medical management, claims processing and technology services for workers’ compensation clients. The acquisition represented an expansion of CorVel’s Enterprise Comp service offering in the Southern California marketplace. The sellers of Hazelrigg also had the potential to receive up to an additional $2.5 million in a cash earn-out based upon the revenue earned by the business during the one-year period after consummation of the acquisition, which earnout could have been accelerated based upon the occurrence of

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
Note F — Acquisitions (continued)
certain post-acquisition events. The Company accrued the earn-out during the quarter ended September 30, 2007. The Company paid out $2 million during the March 31, 2008 quarter and $214,000 during the June 2008 quarter. The sellers agreed to reduce the remaining earn-out by an additional $242,000 for obligations the sellers had to the Company.
     The following table summarizes the recorded value of the Hazelrigg assets acquired and liabilities assumed:

	Life	Amount
Accounts receivable, net		$1,100,000
Property and equipment, net		321,000
Covenant not to compete	5 Years	250,000
Customer relationships	18 Years	4,446,000
TPA license	15 Years	26,000
Goodwill		9,451,000

Subtotal		15,594,000
Less : Accounts payable and deferred income		1,348,000

Total		$14,246,000

     In June 2007, the Company’s wholly-owned subsidiary, CorVel Enterprise Comp, Inc., acquired 100% of the stock of The Schaffer Companies Ltd. (“Schaffer”) for $12.3 million in cash. Schaffer is a third-party administrator headquartered in Maryland. The acquisition is expected to allow the Company to expand its service capabilities as a third-party administrator and provide claims processing services along with patient management services and network solutions services to an increased customer base. The sellers of Schaffer had the potential to receive up to an additional $3 million in a cash earn-out based upon the revenue earned by the business during the one-year period after completion of the acquisition. The Company believes the amount of the earn-out to be $1,800,000 which resulted in an increase in goodwill and accrued liabilities. The Company’s calculation is subject to review by the sellers in accordance with the terms of the acquisition agreement and there can be no assurance that an adjustment to the Company’s calculation will not be required. If an adjustment to the earn-out is required under terms of the acquisition agreement, it would result in a change to goodwill and accrued liabilities.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
Note F — Acquisitions (Continued)
     The following table summarizes the fair value of the Schaffer assets acquired and liabilities assumed:

	Life	Amount
Accounts receivable, net		$1,362,000
Property and equipment, net		586,000
Other assets		104,000
Covenant not to compete	5 Years	500,000
Custmer relationships	20 Years	2,962,000
TPA licenses	15 Years	152,000
Software	5 Years	50,000
Goodwill		11,306,000

Subtotal		17,022,000

Less: Accounts payable and deferred income		2,636,000

Total		$14,386,000

     The following supplemental unaudited pro forma information presents the combined operating results of the Company and Schaffer during the six months ended September 30, 2007 and 2008, as if the acquisition had occurred at the beginning of each of the periods presented. The pro forma information is based on the historical financial statements of the Company and that of Schaffer. Amounts are not necessarily indicative of the results that may have been attained had the combinations been in effect at the beginning of the periods presented or that may be achieved in the future.

Six Months Ended
September 30
2007
Pro forma revenue	$149,784,000
Pro forma income before income taxes	$18,385,000
Pro forma net income	$11,215,000
Pro forma basic earnings per share	$0.81
Pro forma diluted earnings per share	$0.80

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
Note G — Other Intangible Assets
     Other intangible assets consist of the following at September 30, 2008:

			Six Months Ended
			September 30,		Cost, Net of
			2008	Accumulated	Accumulated
			Amortization	Amortization at	Amortization at
Item	Life	Cost	Expense	September 30, 2008	September 30, 2008

Covenants Not to Compete	5 Years	$750,000	$80,000	$217,000	$533,000
Customer Relationships	18-20 Years	7,408,000	194,000	593,000	6,815,000
TPA Licenses	15 Years	178,000	6,000	16,000	162,000

Total		$8,336,000	$280,000	$826,000	$7,510,000

Note H — Line of Credit
     In August 2007, the Company, upon authorization by its Board of Directors, entered into a credit agreement with a financial institution to provide a revolving credit facility with borrowing capacity of up to $10 million. This agreement expired in September 2008. Borrowings under this agreement would bear interest, at the Company’s option, at a fixed LIBOR-based rate plus 1.25% or at the financial institution’s fluctuating prime lending rate. The loan covenants would require the Company to maintain a current ratio of at least 1.25:1, debt to tangible net worth not greater than 1:1 and have positive net income. There were no borrowings under the line of credit during the six months ended September 30, 2007 and 2008. The Company chose not renew the line of credit during the quarter ended September 30, 2008 due to its current cash balance and expected cash flow from operations.
Note I — Contingencies
     In February 2005, Kathleen Roche, D.C., as plaintiff, filed a putative class action in Circuit Court for the 20th Judicial District, St. Clair County, Illinois, against the Company. The case seeks unspecified damages based on the Company’s alleged failure to steer patients to medical providers who are members of the CorVel CorCare PPO network and also alleges that the Company used biased and arbitrary computer software to review medical providers’ bills. In December 2007, the court certified a class in this case of all Illinois health care providers with CorVel PPO agreements, excluding hospitals. In January 2008, CorVel filed with the Illinois Appellate Court a petition for interlocutory appeal of the trial court’s class certification order which was denied in April 2008. In May 2008, the Company appealed the appellate court’s denial of its petition for interlocutory appeal which appeal was also denied by the Illinois Supreme Court in September 2008. The Company intends to vigorously defend this case.
     The Company is involved in other litigation arising in the normal course of business. Management believes that resolution of these matters will not result in any payment that, in the aggregate, would be material to the financial position or results of the operations of the Company.

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
Summary of Quarterly Results
     The Company generated revenues of $77.9 million for the quarter ended September 30, 2008, an increase of $4.3 million or 5.9%, compared to revenues of $73.5 million for the quarter ended September 30, 2007. The increase in revenues was due to an increase in volume across all lines of service.
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

     The Company’s cost of revenues increased by $4.1 million, from $54.9 million in the September 2007 quarter to $59.0 million in the September 2008 quarter, an increase of 7.5%. This increase was primarily due to the increase in revenues across the Company’s services, especially increases in the lower margin Patient Management services.
     The Company’s general and administrative costs increased by $1.3 million, from $9.4 million in the September 2007 quarter to $10.7 million in the September 2008 quarter, an increase of 14.1%. This increase is primarily due to the increase in the Company’s systems and data interface costs and capabilities including storage, area networks, customer help desk, electronic data interface (EDI), data co-location center, software programmers, and wide area network (WAN).
     The Company’s income tax expense decreased by $0.4 million, or 12.4%, from $3.6 million, in the September 2007 quarter to $3.2 million in the September 2008 quarter. The decrease in income before income taxes was primarily due to the aforementioned increase in both cost of revenues and general and administrative expenses which resulted in a decrease in income before income taxes. The effective income tax rate was 39.0% in each of the September 2007 and September 2008 quarters.
     Weighted diluted shares decreased from 14.1 million shares in the September 2007 quarter to 14.0 million shares in the September 2008 quarter, a decrease of 100,000 shares, or 0.7%. This decrease was due to the repurchase of 155,000 shares of common stock during the September 2008 quarter. The decrease was offset by the exercise of stock options during the quarter.
     Diluted earnings per share decreased from $0.40 in the September 2007 quarter to $0.36 in the September 2008 quarter, a decrease of $0.04 per share, or 10.0%. The decrease in diluted earnings per share was due to the decrease in income before income taxes.
Results of Operations for the three months ended September 30, 2007 and 2008
     The Company derives its revenues from providing patient management and network solutions services to payors of workers’ compensation benefits, auto insurance claims and health insurance benefits. Patient management services include utilization review, medical case management, and vocational rehabilitation. Network solutions revenues include fee schedule auditing, hospital bill auditing, independent medical examinations, diagnostic imaging review services and preferred provider referral services. The percentages of total revenues attributable to patient management and network solutions services for the quarters ended September 30, 2007 and September 30, 2008 are as follows:

	September 30, 2007	September 30, 2008
Patient management services	42.9%	44.2%
Network solutions services	57.1%	55.8%

     The following table sets forth, for the periods indicated, the dollars and the percentage of revenues represented by certain items reflected in the Company’s consolidated income statements for the quarters ended September 30, 2007 and September 30, 2008. The Company’s past operating results are not necessarily indicative of future operating results.

	Three Months Ended	Three Months Ended		Percentage
	September 30, 2007	September 30, 2008	Change	Change

Revenue	$73,510,000	$77,855,000	$4,345,000	5.9%
Cost of revenues	54,856,000	58,996,000	4,140,000	7.5%

Gross profit	18,654,000	18,859,000	205,000	1.1%

Gross profit as percentage of revenue	25.4%	24.2%

General and administrative	9,398,000	10,722,000	1,324,000	14.1%
General and administrative as percentage of revenue	12.8%	13.8%

Income before income tax provision	9,256,000	8,137,000	(1,119,000)	-12.1%

Income before income tax provision as percentage of revenue	12.6%	10.5%

Income tax provision	3,624,000	3,173,000	(451,000)	-12.4%

Net income	$5,632,000	$4,964,000	$(668,000)	-11.9%

Weighted Shares
Basic	13,889,000	13,764,000	(125,000)	-0.9%
Diluted	14,062,000	13,960,000	(102,000)	-0.7%

Earnings Per Share
Basic	$0.41	$0.36	$(0.05)	-12.2%
Diluted	$0.40	$0.36	$(0.04)	-10.0%
Revenues
Change in revenue from the quarter ended September 2007 to the quarter ended September 2008
     Revenues increased from $73.5 million for the three months ended September 30, 2007 to $77.9 million for the three months ended September 30, 2008, an increase of $4.3 million or 5.9%. The increase was primarily due to an increase in the Company’s patient management revenues of $2.9 million or 9.0% from $31.5 million in the September 2007 quarter to $34.4 million in the September 2008 quarter and an increase in the Company’s network solutions revenues from $42.0 million in the September 2007 quarter to $43.5 million in the September 2008 quarter, an increase of $1.5 million or 3.6%. This increase in revenues is due to an increase in TPA customers and services rendered to existing TPA customer.
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
     The Company believes that referral volume in patient management services and bill review volume in network solutions services may decrease or reflect nominal growth until there is growth in the number of work related injuries and workers’ compensation related claims.
Cost of Revenues
     The Company’s cost of revenues consist of direct expenses, costs directly attributable to the generation of revenue, and field indirect costs which are incurred in the field offices of the Company. Direct costs are primarily case manager salaries, bill review analysts, related payroll taxes and fringe benefits, and costs for independent medical examination (IME) and MRI providers. Most of the Company’s revenues are generated in offices which provide both patient management services and network solutions services. The largest of the field indirect costs are manager salaries and bonus, account executive base pay and commissions, administrative and clerical support, field systems personnel, PPO network developers, related payroll taxes and fringe benefits, office rent, and telephone expense. Approximately 48% of the costs incurred in the field are costs which support both the patient management services and network solutions operations of the Company’s field operations, such as district managers, account executives, rent, and telephone.
Change in cost of revenue from the quarter ended September 2007 to the quarter ended September 2008
     The Company’s costs of revenues increased from $54.9 million in the quarter ended September 30, 2007 to $59.0 million in the quarter ended September 30, 2008, an increase of $4.1 million or 7.5%. The increase in cost of revenues was primarily due to the increase in the labor intensive Patient Management revenues and the costs associated with operating the businesses, including labor, rent, telephone, and office supplies.
General and Administrative Costs
Change in cost of general and administrative expense from the quarter ended September 2007 to the quarter ended September 2008
     For the quarter ended September 30, 2008, general and administrative costs consisted of approximately 61% of corporate systems costs which include the corporate systems support, implementation and training, amortization of software development costs, depreciation of the hardware costs in the Company’s national systems, the Company’s national wide area network and other systems related costs. The remaining 39% of the general and administrative costs consisted of national marketing, national sales support, corporate legal, corporate insurance, human resources, accounting, product management, new business development and other general corporate matters. The largest portion of the non-systems portion of general and administrative costs during the September 2008 quarter pertained to accounting, financial reporting and corporate governance.
     General and administrative costs increased from $9.4 million in the quarter ended September 30, 2007 to $10.7 million in the quarter ended September 30, 2008, an increase of $1.3 million, or 14.1%. This increase is primarily due to the increase in the Company’s systems and data interface costs and capabilities including storage area networks, customer help desk, electronic data interface (EDI), data co-location center, software programmers, and wide area network (WAN). The largest portion of the cost increase was due to the new co-location center.

Income Tax Provision
     The Company’s income tax expense decreased by $0.5 million, or 12.4%, from $3.6 million for the quarter ended September 30, 2007 to $3.2 million for the quarter ended September 30, 2008 due to the decrease in income before income taxes from $9.3 million to $8.1 million. The income tax expense as a percentage of income before income taxes (i.e. effective tax rate) was 39.0% for each of the three months ended September 30, 2007 and 2008. The income tax provision rates were based upon management’s review of the Company’s estimated annual income tax rate, including state taxes. This effective tax rate differed from the statutory federal tax rate of 35.0% primarily due to state income taxes and certain non-deductible expenses.
Results of Operations for the Six Months Ended September 30, 2007 and 2008
     The following table sets forth, for the periods indicated, the dollars and the percentage of revenues represented by certain items reflected in the Company’s consolidated income statements for the six months ended September 30, 2007 and September 30, 2008. The Company’s past operating results are not necessarily indicative of future operating results.

	Six Months Ended	Six Months Ended		Percentage
	September 30, 2007	September 30, 2008	Change	Change

Revenue	$147,847,000	$156,056,000	$8,209,000	5.6%
Cost of revenues	111,012,000	117,264,000	6,252,000	5.6%

Gross profit	36,835,000	38,792,000	1,957,000	5.3%

Gross profit as percentage of revenue	24.9%	24.9%

General and administrative	18,475,000	21,529,000	3,054,000	16.5%
General and administrative as percentage of revenue	12.5%	13.8%

Income before income tax provision	18,360,000	17,263,000	(1,097,000)	(6.0%)

Income before income tax provision as percentage of revenue	12.4%	11.1%

Income tax provision	7,167,000	6,732,000	(435,000)	(6.1%)

Net income	$11,193,000	$10,531,000	$(662,000)	(5.9%)

Weighted Shares
Basic	13,927,000	13,790,000	(137,000)	(1.0%)
Diluted	14,111,000	14,003,000	(108,000)	(0.8%)

Earnings Per Share
Basic	$0.80	$0.76	$(0.04)	(5.0%)
Diluted	$0.79	$0.75	$(0.04)	(5.1%)
Revenues
Change in revenue from the six months ended September 2007 to the six months ended September 2008
     Revenues increased from $147.8 million for the six months ended September 30, 2007 to $156.1 million for the six months ended September 30, 2008, an increase of $8.2 million or 5.6%. The Company’s patient management revenues increased $6.0 million or 9.6% from $61.8 million in the six months ended September 2007 to $67.8 million in the six months ended September 2008. This increase was partially due to the acquisition of Schaffer in June 2007 as noted above. The Company’s network solutions revenues increased from $86.0 million in the six months ended September 2007 to $88.3 million in the six months ended September 2008, an increase of $2.3 million or 2.6%. This increase was primarily due an increase in the Company’s bill review volume over the six months ended September 30, 2007.
     The Company’s limited revenue increase excluding the aforementioned acquisition of Schaffer reflects the challenging market conditions the Company has experienced during the past few years. The decrease in the nation’s manufacturing employment levels, which has helped lead to a decline in national workers’ compensation claims, considerable price competition in a flat-to-declining overall market, an increase in competition from both larger and smaller competitors, changes and the potential changes in state workers’ compensation and auto managed care laws which can reduce demand for the Company’s services, have created an environment where revenue and margin growth is more difficult to attain and where revenue growth is less certain than historically experienced. Additionally, the Company’s technology and preferred provider network competes against other companies, some of which have more resources available. Also, some customers may handle their managed care services in-house and may reduce the amount of services which are outsourced to managed care companies such as CorVel Corporation.
     The Company believes that referral volume in patient management services and bill review volume in network solutions services will either decrease or reflect nominal growth until there is growth in the number of work related injuries and workers’ compensation related claims.
Cost of Revenues
     The Company’s cost of revenues consist of direct expenses, costs directly attributable to the generation of revenue, and field indirect costs which are incurred in the field offices of the Company. Direct costs are primarily case manager salaries, bill review analysts, related payroll taxes and fringe benefits, and costs for independent medical examination (IME) and MRI providers. Most of the Company’s revenues are generated in offices which provide both patient management services and network solutions services. The largest of the field indirect costs are manager salaries and bonus, account executive base pay and commissions, administrative and clerical support, field systems personnel, PPO network developers, related payroll taxes and fringe benefits, office rent, and telephone expense. Approximately 47% of the costs incurred in the field are costs which support both the patient management services and network solutions operations of the Company’s field operations, such as district managers, account executives, rent, and telephone.
Change in cost of revenue from the six months ended September 2007 to the six months ended September 2008
     The Company’s costs of revenues increased from $111.0 million in the six months ended September 30, 2007 to $117.3 million in the six months ended September 30, 2008, an increase of $6.3 million or 5.6%. The increase in cost of revenues was primarily due to the acquisition of Schaffer and the costs associated with operating the business. This was partially offset by the Company improving its field operating productivity in both its patient management and network solutions lines of business.
General and Administrative Costs
Change in cost of general and administrative expense from the six months ended September 2007 to the six months ended September 2008
     For the six months ended September 30, 2008, general and administrative costs consisted of approximately 62% of corporate systems costs which include the corporate systems support, implementation and training, amortization of software development costs, depreciation of the hardware costs in the Company’s national systems, the Company’s national wide area network and other systems related costs. The remaining 38% of the general and administrative costs consisted of national marketing, national sales support, corporate legal, corporate insurance, human resources, accounting, product management, new business development and other general corporate matters.

     The largest portion of the non-systems portion of general and administrative costs during the six months ended September 30, 2008 pertained to accounting, financial reporting and corporate governance.
     General and administrative costs increased from $18.5 million in the six months ended September 30, 2007 to $21.5 million in the six months ended September 30, 2008, an increase of $3.0 million, or 16.5%. This increase is primarily due to the increase in the Company’s systems and data interface costs and capabilities including storage area networks, customer help desk, electronic data interface (EDI), data co-location center, software programmers, and wide area network (WAN).

Income Tax Provision
     The Company’s income tax expense decreased by $0.5 million, or 6.0%, from $7.2 million for the six months ended September 30, 2007 to $6.7 million for the six months ended September 30, 2008 due to the decrease in income before income taxes from $18.4 million to $17.3 million. The income tax expense as a percentage of income before income taxes (i.e. effective tax rate) was 39.0% for each of the six months ended September 30, 2007 and 2008. The income tax provision rates were based upon management’s review of the Company’s estimated annual income tax rate, including state taxes. This effective tax rate differed from the statutory federal tax rate of 35.0% primarily due to state income taxes and certain non-deductible expenses.
Liquidity and Capital Resources
     The Company has historically funded its operations and capital expenditures primarily from cash flow from operations, and to a lesser extent, stock option exercises. Net working capital increased $7 million, or 22%, from $29 million as of March 31, 2008 to $36 million as of September 30, 2008, primarily due to an increase in cash from $18 million as of March 31, 2008 to $24 million as of September 30, 2008.
     The Company believes that cash from operations and funds from exercises of stock options granted to employees are adequate to fund existing obligations, repurchase shares of the Company’s common stock under its current share repurchase program, introduce new services, and continue to develop healthcare related businesses for at least the next twelve months. The Company regularly evaluates cash requirements for current operations and commitments, and for capital acquisitions and other strategic transactions. The Company may elect to raise additional funds for these purposes, through debt or equity when needed, financing or otherwise, as appropriate. Additional equity or debt financing may not be available when needed, on terms favorable to us or at all.
     As of September 30, 2008, excluding $1.5 million of customer deposits held in bank checking accounts, the Company had $22.1 million in cash and cash equivalents, invested primarily in short-term, interest-bearing, highly liquid investment-grade securities with maturities of 90 days or less in a federally regulated bank.
     In August 2007, the Company entered into a credit agreement with a financial institution to provide a revolving credit facility with borrowing capacity of up to $10 million. This agreement expired in September 2008 with no borrowings against the line of credit at any time during the last two fiscal years. Management decided not to renew this line of credit due to the current cash balance in excess of $23 million and expected cash flow from operations.
     The Company has historically required substantial capital to fund the growth of its operations, particularly working capital to fund the growth in accounts receivable and capital expenditures. The Company believes, however, that the cash balance at September 30, 2008 along with anticipated internally generated funds, will be sufficient to meet the Company’s expected cash requirements for at least the next twelve months.
Operating Cash Flows
Six months ended September 30, 2007 compared to six months ended September 30, 2008
     Net cash provided by operating activities decreased from $18.9 million in the six months ended September 30, 2007 compared to $14.7 million in the six months ended September 30, 2008. The decrease in the cash flow from operating activities was primarily due to an increase in accounts receivable for the six months ended September 30, 2008 compared to the six months ended September 30, 2007.

Investing Activities
Six months ended September 30, 2007 compared to six months ended September 30, 2008
     Net cash flow used in investing activities decreased from $21.0 million in the six months ended September 30, 2007 to $6.1 million in the six months ended September 30, 2008, a decrease of $14.9 million. The decrease in net cash used in investing activities is primarily due to the Company’s acquisition of The Schaffer Companies, Ltd. during the six months ended September 30, 2007. The Company had no acquisitions in the six months ended September 30, 2008.
Financing Activities
Six months ended September 30, 2007 compared to six months ended September 30, 2008
     Net cash flow used in financing activities decreased from $3.5 million for the six months ended September 30, 2007 to $2.9 million for the six months ended September 30, 2008, a decrease of $0.6 million. The decrease in cash flow used in financing activities was primarily due to an increase in purchases under the Company’s share repurchase program partially offset by an increase in the number of options exercised. During the six months ended September 30, 2008, the Company spent $5.2 million to repurchase 155,337 shares of its common stock. During the six months ended September 30, 2007, the Company spent $4.1 million to repurchase 152,927. The Company has historically used cash provided by operating activities and from the exercise of stock options to repurchase stock. The Company expects it may use some of the $24 million of cash on its balance sheet at September 30, 2008 to repurchase additional shares of stock.
Contractual Obligations
     The following table summarizes the Company’s contractual obligations outstanding as of September 30, 2008.

	Payments Due by Period
		Within One	Between Two and	Between Four and	More than
	Total	Year	Three Years	Five Years	Five Years

Operating leases	$46,257,000	$11,804,000	$18,314,000	$10,161,000	$5,978,000
Software license	864,000	864,000	—	—	—
Earn-out obligation	1,000,000	1,000,000	—	—	—

Total	$48,121,000	$13,668,000	$18,314,000	$10,161,000	$5,978,000

     Litigation. In February 2005, Kathleen Roche, D.C., as plaintiff, filed a putative class action in Circuit Court for the 20th Judicial District, St. Clair County, Illinois, against the Company. The case seeks unspecified damages to recover based on the Company’s alleged failure to steer patients to medical providers who are members of the CorVel CorCare PPO network and also alleges that the Company used biased and arbitrary computer software to review medical providers’ bills. In December 2007, the court certified a class in this case of all Illinois health care providers with CorVel PPO agreements, excluding hospitals. In January 2008, CorVel filed with the Illinois Appellate Court a petition for interlocutory appeal of the trial court’s class certification order which was denied in April 2008. In May 2008 we appealed the appellate court’s denial of our petition for interlocutory appeal which appeal was also denied by the Illinois Supreme Court in September 2008. We intend to vigorously defend this case. A possible range of loss cannot be estimated at this time.
     The Company is involved in other litigation arising in the normal course of business. Management believes that resolution of these matters will not result in any payment that, in the aggregate, would be material to the financial position or results of the operations of the Company.
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
     There has been no material change in the net reserve balance during the past three fiscal years. No one customer accounted for 10% or more of accounts receivable at March 31, 2008, or at September 30, 2008.
     Goodwill and Long-Lived Assets: Goodwill arising from business combinations represents the excess of the purchase price over the estimated fair value of the net assets of the acquired business. Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is tested annually for impairment or more frequently if circumstances indicate the potential for impairment. Also, management tests for impairment of its intangible assets and long-lived assets on an ongoing basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company’s impairment is conducted at a company-wide level. The measurement of fair value is based on an evaluation of market capitalization and is further tested using a multiple of earnings approach. In projecting the Company’s cash flows, management considers industry growth rates and trends and cost structure changes. Based on its tests and reviews, no impairment of its goodwill, intangible assets or other long-lived assets existed at March 31, 2008 or at September 30, 2008. However, future events or changes in current circumstances could affect the recoverability of the carrying value of goodwill and long-lived assets. Should an asset be deemed impaired, an impairment loss would be recognized to the extent the carrying value of the asset exceeded its estimated fair market value.
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
     Share-Based Compensation: Effective April 1, 2006, the Company adopted the provisions of SFAS No. 123R, “Share-Based Payment,” which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No. 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). The Company granted performance stock options in May 2006 and February 2008. These options vest only upon the attainment of certain board determined targets. The Company reviews the actual performance against these targets to determine if stock compensation expense should be recorded.
     For the six months ended September 30, 2008, the Company recorded share-based compensation expense of $513,000. Share-based compensation expense recognized in fiscal 2009 is based on awards ultimately expected to vest; therefore, it has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates

     The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s term, and the Company’s expected annual dividend yield. The Company’s management believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in fiscal 2008. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.
     The key input assumptions that were utilized in the valuation of the stock options granted during the quarter end September 30, 2008 are summarized in the table below.

Expected option term (1)	4.7 years
Expected volatility (2)	40%
Risk-free interest rate (3)	3.15%
Expected forfeiture rate	10.75%
Expected annual dividend yield	0%

(1)	The expected option term is based on historical exercise and post-vesting termination patterns.

(2)	Expected volatility represents a combination of historical stock price volatility and estimated future volatility.

(3)	The risk-free interest rate is based on the implied yield on five year United States Treasury Bill on the date of grant.
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
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) replaces SFAS No. 141, Business Combinations. SFAS No. 141(R) retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) amends the recognition provisions for assets and liabilities acquired in a business combination, including those arising from contractual and noncontractual contingencies. SFAS No. 141(R) also amends the recognition criteria for contingent consideration. In addition, under SFAS No. 141(R), changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. Early adoption is not permitted. Management expects the potential impact of adopting SFAS No. 141(R) on our consolidated financial statements to be immaterial.
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
Item 3 — Quantitative and Qualitative Disclosures About Market Risk
     As of September 30, 2008, the Company held no market risk sensitive instruments for trading purposes, and the Company did not employ any derivative financial instruments, other financial instruments, or derivative commodity instruments to hedge any market risk. The Company had no debt outstanding as of September 30, 2008.
Item 4 — Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting as of March 31, 2008, that have not been remediated described below.
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

Remediation Activities
     Management is working to implement new and enhanced controls over the financial close and reporting process. Many of these controls will be enabled by the implementation of upgraded financial accounting software. In addition to the automated controls just noted, management is adding additional review and approval processes that will enhance internal controls over financial reporting. This effort is ongoing. Management expects to complete the effort before the end of the fourth quarter.
     During the quarter, the Company worked to implement new accounts payable software. The rollout of the new A/P software has occurred for 75% of the organization. The new accounts payable software has functionality not available in the Company’s previous accounts payable application. The new functionality will enable management to implement additional automated controls over the accounts payable process. Through the use of automated controls, management expects to improve controls over the accounts payable process. Automation of manual controls will also help the Company improve segregation of duties in the disbursements cycle. Management expects the implementation of the additional automated controls to take place throughout the rest of the fiscal year. Management expects 100% of the company will be using the new software at the close of the third fiscal quarter.
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
PART II — OTHER INFORMATION
Item 1 — Legal Proceedings
     In February 2005, Kathleen Roche, D.C., as plaintiff, filed a putative class action in Circuit Court for the 20th Judicial District, St. Clair County, Illinois, against the Company. The case seeks unspecified damages to recover based on the Company’s alleged failure to steer patients to medical providers who are members of the CorVel CorCare PPO network and also alleges that the Company used biased and arbitrary computer software to review medical providers’ bills. In December 2007, the court certified a class in this case of all Illinois health care providers with CorVel PPO agreements, excluding hospitals. In January 2008, CorVel filed with the Illinois Appellate Court a petition for interlocutory appeal of the trial court’s class certification order which was denied in April 2008. In May 2008 we appealed the appellate court’s denial of our petition for interlocutory appeal which appeal was also denied by the Illinois Supreme Court in September 2008. We intend to vigorously defend this case. A possible range of loss cannot be estimated at this time.
     The Company is involved in other litigation arising in the normal course of business. Management believes that resolution of these matters will not result in any payment that, in the aggregate, would be material to the financial position or results of the operations of the Company.

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
     In February 2005, Kathleen Roche, D.C., as plaintiff, filed a putative class action in Circuit Court for the 20th Judicial District, St. Clair County, Illinois, against the Company. The case seeks unspecified damages to recover based on the Company’s alleged failure to steer patients to medical providers who are members of the CorVel CorCare PPO network and also alleges that we used biased and arbitrary computer software to review medical providers’ bills. In December 2007, the court certified a class in this case of all Illinois health care providers with CorVel PPO agreements, excluding hospitals. In January 2008, CorVel filed with the Illinois Appellate Court a petition for interlocutory appeal of the trial court’s class certification order which was denied in April 2008. In May 2008 we appealed the appellate court’s denial of our petition for interlocutory appeal which appeal was also denied by the Illinois Supreme Court in September 2008. We intend to vigorously defend this case.

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
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
     There were no sales of unregistered securities during the period covered by this report. The following table shows the repurchases of the Company’s common stock made by or on behalf of the Company for the quarter ended September 30, 2008 pursuant to a publicly announced plan.

			Total Number of
			Shares Purchased	Maximum Number
			as Part of Publicly	of Shares that may
	Total Number of	Average Price Paid	Announced	yet be Purchased
Period	Shares Purchased	Per Share	Program	Under the Program

July 1 to July 31, 2008	—	—	11,787,614	1,362,386
August 1 to August 31, 2008	—	—	11,787,614	1,362,386
September 1 to September 30, 2008	55,337	$27.15	11,842,951	1,307,049

Total	55,337	$27.15	11,842,951	1,307,049

          In 1996, the Company’s Board of Directors authorized a stock repurchase program for up to 100,000 shares of the Company’s common stock. The Company’s Board of Directors has periodically increased the number of shares authorized for repurchase under the repurchase program. The most recent increase occurred in September 2008 and brought the number of shares authorized for repurchase to 13,150,000 shares. There is no expiration date for the repurchase program.
Item 3 — Defaults Upon Senior Securities — None.
Item 4 — Submission of Matters to a Vote of Security Holders
The Annual Meeting of Stockolders was held on August 14, 2008 to act on the following matters, all of which were approved:
1.	To elect five directors, each to serve until the 2009 annual meeting of stockholders or until his or her successor has been duly elected and qualified. The following directors were elected at the 2008 Annual Meeting: V. Gordon Clemons, Steven J. Hamerslag, Alan R. Hoops, R. Judd Jessup, Jean H. Macino, and Jeffery J. Michael. The votes cast for Mr. Clemons were 12,108,925 shares, with 1,506,816 votes withheld. The votes cast for Mr. Hamerslag were 12,129,868 shares, with 1,485,873 votes withheld. The votes cast for Mr. Hoops were 12,130,023 shares, with 1,485,718 votes withheld. The votes cast for Mr. Jessup were 11,708,015 shares, with 1,907,726 votes withheld. The votes cast for Mrs. Macino were 13,312,692 shares, with 303,049 votes withheld. The votes cast for Mr. Michael were 11,679,936 shares, with 1,935,805 votes withheld.

2.	To approve an amendment to the CorVel Corporation Restated Omnibus Incentive Plan (Formerly The Restated 1988 Executive Stock Option Plan) to reduce the number of shares of common stock underlying options to be granted under the automatic option grant program from 11,250 to 7,500 shares for initial automatic option grants to be awarded to a director upon first joining the Board and from 4,500 to 3,000 shares for annual automatic option grants to be awarded to directors on the date of each annual meeting of stockholders. The appointment was ratified with a total of 10,690,796 shares voting for, 455,366 shares voting against, 216,942 shares abstaining, and 2,252,637 broker non votes;

3.	To ratify the appointment of Haskell & White LLP as our independent auditors for the fiscal year ending March 31, 2009. The appointment was ratified with a total of 13,612,313 shares voting for, 3,139 shares voting against, and 289 shares abstaining.

4.	To transact such other business as may properly come before the Annual Meeting or any adjournment or postponement thereof.
Item 5 — Other Information — None.
Item 6 — Exhibits
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

†	Confidential treatment was requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. In accordance with Rule 24b-2, these confidential portions were omitted from this exhibit and filed separately with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CORVEL CORPORATION
By:	Daniel J. Starck
Daniel J. Starck, President,
Chief Executive Officer, and Chief Operating Officer

By:	Scott R. McCloud
Scott R. McCloud,
Chief Financial Officer

November 7, 2008

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