Form 10-Q
period 2008-12-31
CORVEL CORP
filed 2009-02-09
CIK 874866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
     The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value per share, as of January 28, 2009 was 12,941,844.

CORVEL CORPORATION
FORM 10-Q

Part I — Financial Information
Item 1. Financial Statements
CORVEL CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2008
		(Unaudited)
Assets
Current Assets
Cash and cash equivalents (Note A)	$17,911,000	$12,136,000
Accounts receivable, net	39,164,000	37,824,000
Prepaid taxes and expenses	5,242,000	6,148,000
Deferred income taxes	4,076,000	4,130,000

Total current assets	66,393,000	60,238,000

Property and equipment, net	30,569,000	29,835,000
Goodwill	31,875,000	34,250,000
Other intangibles, net	7,789,000	7,370,000
Other assets	3,949,000	3,991,000

TOTAL ASSETS	$140,575,000	$135,684,000

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts and taxes payable	$20,475,000	$17,664,000
Accrued liabilities	16,473,000	18,322,000

Total current liabilities	36,948,000	35,986,000

Deferred income taxes	7,249,000	7,245,000

Commitments and contingencies (Note I)

Stockholders’ Equity

Common stock, $.0001 par value: 60,000,000 shares authorized; 25,480,315 shares issued (13,792,701 shares outstanding, net of Treasury shares) and 25,582,778 shares issued (12,972,245 shares outstanding, net of Treasury shares) at March 31, 2008 and December 31, 2008, respectively	3,000	3,000

Paid-in capital	80,219,000	83,454,000

Treasury Stock (11,687,614 shares at March 31, 2008 and 12,610,533 shares at December 31, 2008)	(162,302,000)	(184,497,000)

Retained earnings	178,458,000	193,493,000

Total stockholders’ equity	96,378,000	92,453,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$140,575,000	$135,684,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
CONSOLIDATED INCOME STATEMENTS — UNAUDITED

	Three Months Ended December 31,
	2007	2008
REVENUES	$76,679,000	$76,962,000

Cost of revenues	56,279,000	59,300,000

Gross profit	20,400,000	17,662,000

General and administrative expenses	10,584,000	10,296,000

Income before income tax provision	9,816,000	7,366,000

Income tax provision	3,829,000	2,862,000

NET INCOME	$5,987,000	$4,504,000

Net income per common and common equivalent share
Basic	$0.43	$0.34

Diluted	$0.43	$0.34

Weighted average common and common equivalent
Basic	13,813,000	13,316,000

Diluted	13,964,000	13,439,000
See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
CONSOLIDATED INCOME STATEMENTS — UNAUDITED

	Nine Months Ended December 31,
	2007	2008
REVENUES	$224,526,000	$233,018,000

Cost of revenues	167,291,000	176,564,000

Gross profit	57,235,000	56,454,000

General and administrative expenses	29,059,000	31,825,000

Income before income tax provision	28,176,000	24,629,000

Income tax provision	10,996,000	9,594,000

NET INCOME	$17,180,000	$15,035,000

Net income per common and common equivalent share
Basic	$1.24	$1.10

Diluted	$1.22	$1.09

Weighted average common and common equivalent
Basic	13,889,000	13,632,000

Diluted	14,062,000	13,815,000
See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Nine Months Ended December 31,
	2007	2008
Cash flows from Operating Activities
NET INCOME	$17,180,000	$15,035,000

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	8,686,000	8,852,000
Loss on disposal of assets	130,000	14,000
Stock compensation expense	1,156,000	915,000
Write-off of uncollectible accounts	2,195,000	1,878,000

Changes in operating assets and liabilities
Accounts receivable	(258,000)	(538,000)
Prepaid taxes and expenses	(418,000)	(906,000)
Accounts and taxes payable	(252,000)	(2,811,000)
Accrued liabilities	(1,199,000)	1,059,000
Deferred income tax	149,000	(58,000)
Other assets	36,000	174,000

Net cash provided by operating activities	27,405,000	23,614,000

Cash Flows from Investing Activities
Assets purchased in acquisition	(12,300,000)	(1,800,000)
Purchase of property and equipment	(12,201,000)	(7,714,000)

Net cash (used in) investing activities	(24,501,000)	(9,514,000)

Cash Flows from Financing Activities
Purchase of treasury stock	(8,125,000)	(22,195,000)
Tax benefit from stock options	(180,000)	426,000
Exercise of common stock options	1,529,000	1,693,000
Exercise of employee stock purchase options	172,000	201,000

Net cash (used in) financing activities	(6,604,000)	(19,875,000)

Decrease in cash and cash equivalents	(3,700,000)	(5,775,000)
Cash and cash equivalents at beginning of period	15,020,000	17,911,000

Cash and cash equivalents at end of period	$11,320,000	$12,136,000

Supplemental Cash Flow Information:
Income taxes paid	$12,019,000	$10,879,000
Interest paid	2,000	—
Accrual of software license	1,727,000	864,000
Accrual of earnout related to acquisition	2,500,000	800,000
See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
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
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2009. For further information, refer to the consolidated financial statements and footnotes for the fiscal year ended March 31, 2008 included in the Company’s Annual Report on Form 10-K.
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
     Cash and Cash Equivalents: Cash and cash equivalents consists of short-term highly-liquid investment-grade interest-bearing securities with maturities of 90 days or less when purchased. The carrying amounts of the Company’s financial instruments approximate their fair values at March 31, 2008 and December 31, 2008. Cash at December 31, 2008 includes $1.5 million of customer deposits held in bank checking accounts.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
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
     Accounts Receivable: The majority of the Company’s accounts receivable are due from companies in the property and casualty insurance industries, self insured employers, and government entities. Accounts receivable are due within 30 days and are stated as amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company and the condition of the general economy and the industry as a whole. No one customer accounted for 10% or more of accounts receivable at either March 31, 2008 or December 31, 2008. No one customer accounted for 10% or more of revenue during either of the three and nine month periods ended December 31, 2007 or 2008.
     Property and Equipment: Additions to property and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets, which range from three to seven years.
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
December 31, 2008
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
     The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”) on April 1, 2007, and the Company recorded a cumulative effect of a change in accounting principle in the amount of $2,657,000. The balance of the unrecognized tax benefits as of March 31, 2008 and December 31, 2008 were $4,480,000 and $3,761,000 respectively. The Company increased the unrecognized tax benefit by approximately $40,000 and decreased the FIN 48 liability for settlements during the three and nine months ended December 31, 2008.
     Earnings Per Share: Earnings per common share-basic is based on the weighted average number of common shares outstanding during the period. Earnings per common shares-diluted is based on the weighted average number of common shares and common share equivalents outstanding during the period. In calculating earnings per share, earnings are the same for the basic and diluted calculations. Weighted average shares outstanding decreased in the December 2008 quarter due to the repurchase of stock as noted in Note C.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
Note B — Stock Based Compensation and Stock Options
     Under the Company’s Restated Omnibus Incentive Plan (Formerly The Restated 1988 Executive Stock Option Plan) (the “Plan”), options for up to 9,682,500 shares of the Company’s common stock may be granted over the life of the Plan to employees, non-employee directors and consultants at exercise prices not less than the fair market value of the stock at the date of grant. Options granted under the Plan are non-statutory stock options and generally vest 25% one year from date of grant with the remaining 75% vesting ratably each month for the next 36 months thereafter. The options granted to employees generally expire at the end of five years from the date of grant and the options granted to non-employee members of the board of directors generally expire at the end of ten years from the date of grant. Prior to fiscal year 2007, the Company had not granted any performance-based stock options under the Plan. In May 2006, however, the Company granted performance-based stock options for 149,000 shares of common stock at fair market value at the date of grant, which will only vest if the Company attains certain earnings per share targets, as established by the Company’s Board of Directors, for calendar years 2008, 2009, and 2010. Based upon the Company’s results for the past four calendar quarters, the Company did not attain the earnings target for the 2008 tranche and does not expect to attain the earnings targets for the 2009 and 2010 tranches of the performance options granted in May 2006. The Company has recognized no stock compensation expense for any of these performance stock options. In February 2008, the Company granted performance-based stock options for 49,000 shares of common stock at fair market value at the date of grant. Vesting of these options is tied to revenue targets for certain services by the Company in calendar years 2009, 2010, and 2011. Currently, management has determined that it is not probable that the Company will attain these targets and the Company has recognized no stock compensation expense for these options. The Company has historically issued new shares to satisfy option exercises as opposed to issuing shares from treasury stock.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
Note B — Stock Based Compensation and Stock Options (continued)
     The tables below shows the amounts recognized in the financial statements for the three and nine months ended December 31, 2007 and 2008, respectively.

	Three Months Ended
	December 31, 2007	December 31, 2008
Cost of revenues	$146,000	$138,000
General and administrative	279,000	263,000

Total cost of stock-based compensation included in income, before income tax	425,000	401,000
Amount of income tax benefit recognized	(166,000)	(156,000)

Amount charged against income	$259,000	$245,000

Effect on diluted income per share	$(0.02)	$(0.02)

	Nine Months Ended
	December 31, 2007	December 31, 2008
Cost of revenues	$373,000	$394,000
General and administrative	783,000	521,000

Total cost of stock-based compensation included in income, before income tax	1,156,000	915,000
Amount of income tax benefit recognized	(451,000)	(357,000)

Amount charged against income	$705,000	$558,000

Effect on diluted income per share	$(0.05)	$(0.04)

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
Note B — Stock Based Compensation and Stock Options (continued)
     The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model with the assumptions included in the table below. The Company uses historical data among other factors to estimate the expected volatility, the expected option life, and the expected forfeiture rate. The risk-free rate is based on the interest rate paid on a U.S. Treasury issue with a term similar to the estimated life of the option. Based upon the historical experience of options cancellations, the Company has estimated an annualized forfeiture rate of 6.85% and 10.56% for the three months ended December 31, 2007 and 2008, respectively. Forfeiture rates will be adjusted over the requisite service period when actual forfeitures differ, or are expected to differ, from the estimate. The following assumptions were used to estimate the fair value of options granted during the three months ended December 31, 2007 and 2008 using the Black-Scholes option-pricing model:

	Three Months Ended December 31,
	2007	2008
Risk-free interest rate	4.05%	2.71%
Expected volatility	40%	43%
Expected dividend yield	0.00%	0.00%
Expected forfeiture rate	6.85%	10.56%
Expected weighted average life of option in years	4.7 years	4.8 years
     All options granted in the nine months ended December 31, 2007 and 2008 were granted at fair market value and are non-statutory stock options.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
Note B — Stock Based Compensation and Stock Options (continued)
     Summarized information for all stock options for the three and nine months ended December 31, 2007 and 2008 follows:

	Three Months Ended December 31, 2007		Three Months Ended December 31, 2008
	Shares	Average Price	Shares	Average Price

Options outstanding, beginning	1,026,466	$18.57	997,247	$20.26
Options granted	31,100	25.30	26,150	25.82
Options exercised	(41,330)	20.03	(5,888)	14.34
Options cancelled	(3,279)	21.37	(3,868)	24.94

Options outstanding, ending	1,012,957	$18.71	1,013,641	$20.42

	Nine Months Ended December 31, 2007		Nine Months Ended December 31, 2008
	Shares	Average Price	Shares	Average Price

Options outstanding, beginning	1,021,141	$17.84	1,030,458	$19.24
Options granted	104,900	26.47	101,375	29.64
Options exercised	(88,048)	17.89	(99,399)	17.48
Options cancelled	(25,036)	18.88	(18,793)	21.29

Options outstanding, ending	1,012,957	$18.71	1,013,641	$20.42

     The following table summarizes the status of stock options outstanding and exercisable at December 31, 2008:

		Weighted	Outstanding	Exercisable	Options -
		Average	Options -	Options -	Weighted
		Remaining	Weighted	Number of	Average
	Number of	Contractual	Average	Exercisable	Exercise
Range of Exercise Price	Outstanding Options	Life	Exercise Price	Options	Price

$9.89 to $15.55	213,764	2.22	$13.19	160,786	$13.07
$15.55 to $16.67	273,293	2.30	$15.81	92,320	$15.90
$16.67 to $25.82	267,342	4.08	$20.05	113,723	$19.38
$25.82 to $47.70	259,242	3.87	$29.54	89,838	$28.89

Total	1,013,641	3.15	$20.42	456,667	$18.33

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
Note B — Stock Based Compensation and Stock Options (continued)
     A summary of the status for all outstanding options at December 31, 2008, and changes during the nine months then ended, is presented in the table below:

				Aggregate
			Weighted Average	Intrinsic Value as
		Weighted Average	Remaining Contractual	of December 31,
	Number of Options	Exercise Per Share	Life (Years)	2008

Options outstanding at March 31, 2008	1,030,458	$19.24
Granted	101,375	29.64
Exercised	(99,399)	17.48
Cancelled — forfeited	(16,342)	20.86
Cancelled — expired	(2,451)	24.17

Ending outstanding	1,013,641	$20.42	3.15	$4,014,328

Ending vested and expected to vest	919,577	$20.23	3.1	$3,754,464

Ending exercisable at September 30, 2008	456,667	$18.33	2.59	$2,341,139

     The weighted-average grant-date fair value of options granted during the three months ended December 31, 2007 and 2008, was $10.01 and $11.66, respectively.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
Note C — Treasury Stock
     The Company’s Board of Directors initially approved the commencement of a share repurchase program in the fall of 1996. In September 2008, the Board approved a 1,000,000 share expansion of the repurchase program to 13,150,000 shares. Since the commencement of the share repurchase program, the Company has spent $184 million to repurchase 12,610,533 shares of its common stock, equal to 49% of the outstanding common stock had there been no repurchases. The average price of these repurchases is $14.63 per share. These purchases have been funded primarily from the net earnings of the Company, along with the proceeds from the exercise of common stock options. During the three months ended December 31, 2008, the Company repurchased 767,582 shares for $17.0 million. During the nine months ended December 31, 2008, the Company repurchased 922,919 shares for $22.2 million. The Company had 12,972,245 shares of common stock outstanding as of December 31, 2008, net of the 12,610,533 shares in treasury.
Note D — Weighted Average Shares and Net Income Per Share
     Weighted average basic common and common equivalent shares decreased from 13,813,000 for the quarter ended December 31, 2007 to 13,316,000 for the quarter ended December 31, 2008. Weighted average diluted common and common equivalent shares decreased from 13,964,000 for the quarter ended December 31, 2007 to 13,439,000 for the quarter ended December 31, 2008. The net decrease in both of these weighted share calculations is due to the repurchase of common stock as noted above, slightly offset by an increase in shares outstanding due to the exercise of stock options under the Company’s employee stock option plan.
     Net income per common and common equivalent shares was computed by dividing net income by the weighted average number of common and common stock equivalents outstanding during the quarter. The calculations of the basic and diluted weighted shares for the three months and nine months ended December 31, 2007 and 2008, are as follows:

	Three Months Ended December 31,
	2007	2008
Net Income	$5,987,000	$4,504,000

Basic:
Weighted average common shares outstanding	13,813,000	13,316,000

Net Income per share	$0.43	$0.34

Diluted:
Weighted average common shares outstanding	13,813,000	13,316,000
Treasury stock impact of stock options	151,000	123,000

Total common and common equivalent shares	13,964,000	13,439,000

Net Income per share	$0.43	$0.34

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
Note D — Weighted Average Shares and Net Income Per Share (Continued)

	Nine Months Ended December 31,
	2007	2008
Net Income	$17,180,000	$15,035,000

Basic:
Weighted average common shares outstanding	13,889,000	13,632,000

Net Income per share	$1.24	$1.10

Diluted:
Weighted average common shares outstanding	13,889,000	13,632,000
Treasury stock impact of stock options	173,000	183,000

Total common and common equivalent shares	14,062,000	13,815,000

Net Income per share	$1.22	$1.09

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
Note E — Shareholder Rights Plan
     During fiscal 1997, the Company’s Board of Directors (the “Board”) approved the adoption of a Shareholder Rights Plan (the “Shareholder Rights Plan”). The Shareholder Rights Plan provides for a dividend distribution to CorVel stockholders of one preferred stock purchase right for each outstanding share of CorVel’s common stock under certain circumstances. In April 2002, the Board approved an amendment to the Shareholder Rights Plan to extend the expiration date of the rights to February 10, 2012, set the exercise price of each right at $118 and enable Fidelity Management & Research Company and its affiliates to purchase up to 18% of the shares of common stock of the Company without triggering the stockholder rights, with the limitations under the Shareholder Rights Plan remaining in effect for all other stockholders of the Company. In November 2008, the Board approved an amendment to the Shareholder Rights Plan to extend the expiration date of the rights to February 10, 2022, remove the ability of Fidelity Management & Research Company and its affiliates to purchase up to 18% of the shares of common stock of the Company without triggering the stockholder rights, substitute Computershare Trust Company, N.A. as the rights agent and effect certain technical changes to the Shareholder Rights Plan.
     The rights are designed to assure that all shareholders receive fair and equal treatment in the event of any proposed takeover of the Company and to encourage a potential acquirer to negotiate with the Board prior to attempting a takeover. The rights have an exercise price of $118 per right, subject to subsequent adjustment. The rights trade with the Company’s common stock and will not be exercisable until the occurrence of certain takeover-related events.
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
     In addition, if the Company is thereafter merged into another entity, or if 50% or more of the Company’s consolidated assets or earning power are sold, then the right will entitle its holder to buy common shares of the acquiring entity having a market value equal to two times the then-current exercise price of the right. The Board may exchange or redeem the rights under certain conditions.
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
December 31, 2008
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

	Life	Amount
Accounts receivable, net		$1,100,000
Property and equipment, net		321,000
Covenant not to compete	5 Years	250,000
Customer relationships	18 Years	4,446,000
TPA license	15 Years	26,000
Goodwill		9,451,000

Subtotal		15,594,000
Less: Accounts payable and deferred income		1,348,000

Total		$14,246,000

     In June 2007, the Company’s wholly owned subsidiary, CorVel Enterprise Comp, Inc., acquired 100% of the stock of The Schaffer Companies Ltd. (“Schaffer”) for $12.3 million in cash. Schaffer is a third-party administrator headquartered in Maryland. The acquisition is expected to allow the Company to expand its service capabilities as a third-party administrator and provide claims processing services along with patient management services and network solutions services to an increased customer base. The sellers of Schaffer had the potential to receive up to an additional $3 million in a cash earn-out based upon the revenue of the business during the one-year period after completion of the acquisition. Based upon review of the financials, the Company and the Seller agreed that the earn-out earned was $2.6 million. Through December 31, 2008, the Company paid out $1.8 million of the earn-out. The Company expects to pay the remainder of the earn-out during the quarter ending March 31, 2009.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
Note F — Acquisitions (Continued)
     The following table summarizes the fair value of the Schaffer assets acquired and liabilities assumed:

	Life	Amount
Accounts receivable, net		$1,362,000
Property and equipment, net		586,000
Other assets		104,000
Covenant not to compete	5 Years	500,000
Custmer relationships	20 Years	2,962,000
TPA licenses	15 Years	152,000
Software	5 Years	50,000
Goodwill		12,106,000

Subtotal		17,822,000

Less: Accounts payable and deferred income		2,636,000

Total		$15,186,000

     The following supplemental unaudited pro forma information presents the combined operating results of the Company and the Schaffer during the nine months ended December 31, 2007, as if the acquisition had occurred at the beginning of each of the periods presented. The pro forma information is based on the historical financial statements of the Company and that of Schaffer. Amounts are not necessarily indicative of the results that may have been attained had the combinations been in effect at the beginning of the periods presented or that may be achieved in the future.

Nine Months Ended
December 31
2007
Pro forma revenue	$226,463,000
Pro forma income before income taxes	$28,201,000
Pro forma net income	$17,196,000
Pro forma basic earnings per share	$1.24
Pro forma diluted earnings per share	$1.22

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
Note G — Other Intangible Assets
     Other intangible assets consist of the following at December 31, 2008:

			Nine Months
			Ended December		Cost, Net of
			31, 2008	Accumulated	Accumulated
			Amortization	Amortization at	Amortization at
Item	Life	Cost	Expense	December 31, 2008	December 31, 2008

Covenants Not to Compete	5 Years	$750,000	$123,000	$255,000	$496,000
Customer Relationships	18-20 Years	7,408,000	281,000	693,000	6,715,000
TPA Licenses	15 Years	178,000	9,000	19,000	159,000

Total		$8,336,000	$413,000	$967,000	$7,370,000

Note H — Line of Credit
     In August 2007, the Company, upon authorization by its Board of Directors, entered into a credit agreement with a financial institution to provide a revolving credit facility with borrowing capacity of up to $10 million. This agreement expired in September 2008. Borrowings under this agreement would bear interest, at the Company’s option, at a fixed LIBOR-based rate plus 1.25% or at the financial institution’s fluctuating prime lending rate. The loan covenants would require the Company to maintain a current ratio of at least 1.25:1, debt to tangible net worth not greater than 1:1 and have positive net income. There were no borrowings under the line of credit during the nine months ended December 2007 and 2008. The Company chose not renew the line of credit in the December quarter, but may chose to seek a replacement line of credit in the future.
Note I — Contingencies
     In February 2005, Kathleen Roche, D.C., as plaintiff, filed a putative class action in Circuit Court for the 20th Judicial District, St. Clair County, Illinois, against the Company. The case seeks unspecified damages based on the Company’s alleged failure to steer patients to medical providers who are members of the CorVel CorCare PPO network and also alleges that the Company used biased and arbitrary computer software to review medical providers’ bills. In December 2007, the court certified a class in this case of all Illinois health care providers with CorVel PPO agreements, excluding hospitals. In January 2008, CorVel filed with the Illinois Appellate Court a petition for interlocutory appeal of the trial court’s class certification order which was denied in April 2008. In May 2008, the Company appealed the appellate court’s denial of its petition for interlocutory appeal which appeal was also denied by the Illinois Supreme Court in September 2008. The Company intends to pursue all available legal remedies including vigorously defending this case. The Company is not able to estimate the amount of possible loss at this time.
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
     The Company disclaims any obligations to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of these factors include (without limitation) general industry and economic conditions; cost of capital and capital requirements; competition from other managed care companies; the ability to expand certain areas of the Company’s business; shifts in customer demands; the ability of the Company to produce market-competitive software; changes in operating expenses including employee wages, possible litigation and legal liability in the course of operations; benefits and medical inflation; governmental and public policy changes; dependence on key personnel; and the continued availability of financing in the amounts and at the terms necessary to support the Company’s future business. The increase in job losses throughout the country could lead to fewer injured workers and fewer claims, which could negatively affect revenue.
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
     Under SFAS 131, two or more operating segments may be aggregated into a single operating segment for financial reporting purposes if aggregation is consistent with the objective and basic principles of SFAS 131, if the segments have similar economic characteristics, and if the segments are similar in each of the following areas: 1) the nature of products and services, 2) the nature of the production processes; 3) the type or class of customer for their products and services; and 4) the methods used to distribute their products or provide their services. We believe each of the Company’s regions meet these criteria as they provide the similar services and products to similar customers using similar methods of productions and similar methods to distribute their services and products.
Summary of Quarterly Results
     The Company generated revenues of $77.0 million for the quarter ended December 31, 2008, an increase of $0.3 million or 0.4%, compared to revenues of $76.7 million for the quarter ended December 31, 2007. The slight increase in revenues was due to a nominal increase in network solutions. Patient management decreased by a nominal amount due to the softer claims environment. Bill volume from the December 31, 2007 to the December 31, 2008 quarter decreased 3% offset by an increase in revenue per bill by 5%.
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
     The Company’s cost of revenues increased by $3.0 million, from $56.3 million in the December 2007 quarter to $59.3 million in the December 2008 quarter, an increase of 5.4%. This increase was primarily due to mix shift with slight revenue increases in lower margin services, which were in greater demand, along with slight revenue decreases in higher margin services, combined with rising salaries. Direct salaries increased by $0.7 million and related payroll taxes, fringe benefits, and mileage reimbursement increased by $0.4 million. Cost of services related to pharmacy services increased by $1.0 million due to an increase in revenue from these services.

     The Company’s general and administrative costs decreased by $0.3 million, from $10.6 million in the December 2007 quarter to $10.3 million in the December 2008 quarter, a decrease of 2.7%. This decrease is primarily due to a decrease in the Company’s systems and data interface costs and capabilities that were offset by an increase in the company’s legal expenses. Systems cost decreased from $6.5 million to $5.9 million as the Company leveraged system costs and IT infrastructure costs. Legal costs increased by $0.7 million due to development in existing legal proceedings.
     The Company’s income tax expense decreased by $0.9 million, or 25.3%, from $3.8 million, in the December 2007 quarter to $2.9 million in the December 2008 quarter. The decrease in income before income taxes was primarily due to the aforementioned increase in cost of revenues which resulted in a decrease in income before income taxes. The effective income tax rate was 39% in each of the December 2007 and December 2008 quarters.
     Weighted diluted shares decreased from 14.0 million shares in the December 2007 quarter to 13.4 million shares in the December 2008 quarter, a decrease of 525,000 shares, or 3.8%. This decrease was due to the repurchase of 768,000 shares of common stock during the December 2008 quarter. The decrease was offset by the exercise of stock options during the quarter.
     Diluted earnings per share decreased from $0.43 in the December 2007 quarter to $0.34 in the December 2008 quarter, a decrease of $0.09 per share, or 20.9%. The decrease in diluted earnings per share was due to the decrease in income before income taxes.
Results of Operations for the three months ended December 31, 2007 and 2008
     The Company derives its revenues from providing patient management and network solutions services to payors of workers’ compensation benefits, auto insurance claims and health insurance benefits. Patient management services include utilization review, medical case management, vocational rehabilitation, and claims processing. Network solutions revenues include fee schedule auditing, hospital bill auditing, independent medical examinations, diagnostic imaging review services and preferred provider referral services. The percentages of total revenues attributable to patient management and network solutions services for the quarters ended December 31, 2007 and December 31, 2008 are as follows:

	December 31, 2007	December 31, 2008
Patient management services	43.5%	43.2%
Network solutions services	56.5%	56.8%

     The following table sets forth, for the periods indicated, the dollars and the percentage of revenues represented by certain items reflected in the Company’s consolidated income statements for the quarters ended December 31, 2007 and December 31, 2008. The Company’s past operating results are not necessarily indicative of future operating results.

	Three Months Ended	Three Months Ended		Percentage
	December 31, 2007	December 31, 2008	Change	Change

Revenue	$76,679,000	$76,962,000	$283,000	0.4%
Cost of revenues	56,279,000	59,300,000	3,021,000	5.4%

Gross profit	20,400,000	17,662,000	(2,738,000)	-13.4%

Gross profit as percentage of revenue	26.6%	22.9%

General and administrative	10,584,000	10,296,000	(288,000)	-2.7%
General and administrative as percentage of revenue	13.8%	13.4%

Income before income tax provision	9,816,000	7,366,000	(2,450,000)	-25.0%

Income before income tax provision as percentage of revenue	12.8%	9.6%

Income tax provision	3,829,000	2,862,000	(967,000)	-25.3%

Net income	$5,987,000	$4,504,000	$(1,483,000)	-24.8%

Weighted Shares
Basic	13,813,000	13,316,000	(497,000)	-3.6%
Diluted	13,964,000	13,439,000	(525,000)	-3.8%

Earnings Per Share
Basic	$0.43	$0.34	($0.09)	-20.9%
Diluted	$0.43	$0.34	($0.09)	-20.9%
Revenues
Change in revenue from the quarter ended December 2007 to the quarter ended December 2008
     Revenues increased from $76.7 million for the three months ended December 31, 2007 to $77.0 million for the three months ended December 31, 2008, an increase of $0.3 million or 0.4%. The increase was primarily due to an increase in the Company’s network solutions revenues of $0.4 million or 0.8% from $43.3 million in the December 2007 quarter to $43.7 million in the December 2008 quarter. Bill volume from December 31, 2007 to December 31, 2008 quarter decreased 3% offset by an increase in revenue per bill by 5%. Network Solutions increases in revenue were nominal due to difficult market conditions as well as continued decreases in manufacturing jobs. Patient management was similarly affected.
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
Cost of Revenues
     The Company’s cost of revenues consist of direct expenses, costs directly attributable to the generation of revenue, and field indirect costs which are incurred in the field offices of the Company. Direct costs are primarily case manager salaries, bill review analysts, related payroll taxes and fringe benefits, and costs for independent medical examination (IME) and MRI providers. Most of the Company’s revenues are generated in offices which provide both patient management services and network solutions services. The largest of the field indirect costs are manager salaries and bonus, account executive base pay and commissions, administrative and clerical support, field systems personnel, PPO network developers, related payroll taxes and fringe benefits, office rent, and telephone expense. Approximately 42% of the costs incurred in the field are costs which support both the patient management services and network solutions operations of the Company’s field operations, such as district managers, account executives, rent, and telephone.
Change in cost of revenue from the quarter ended December 2007 to the quarter ended December 2008
          The Company’s costs of revenues increased from $56.3 million in the quarter ended December 31, 2007 to $59.3 million in the quarter ended December 31, 2008, an increase of $3.0 million or 5.4%. This increase was primarily due to a mix shift toward lower margin services combined with rising salaries without price increases. The mix shift was driven by a change in customer demand in the market place. Direct salaries increased by $700,000 and related payroll taxes, fringe benefits, and mileage reimbursement increased by $400,000. Cost of services related to pharmacy services increased by $1 million due to an increase in revenue from these services.
General and Administrative Costs
Change in cost of general and administrative expense from the quarter ended December 2007 to the quarter ended December 2008
     For the quarter ended December 31, 2008, general and administrative costs consisted of approximately 60% of corporate systems costs which include the corporate systems support, implementation and training, amortization of software development costs, depreciation of the hardware costs in the Company’s national systems, the Company’s national wide area network and other systems related costs. The remaining 40% of the general and administrative costs consisted of national marketing, national sales support, corporate legal, corporate insurance, human resources, accounting, product management, new business development and other general corporate matters.
     General and administrative costs decreased from $10.6 million in the quarter ended December 31, 2007 to $10.3 million in the quarter ended December 31, 2008, a decrease of $0.3 million, or 2.7%. This decrease is primarily due to a decrease in the Company’s systems and data interface costs. Systems and data interface costs decreased due to management’s leveraging prior technology investments. Additionally, management was able to affect a head count reduction as well as reduced consulting costs. This reduction was offset by an increase in the company’s legal expenses. Systems cost decreased from $6.5 million to $5.9 million. Legal costs increased by $0.7 million due to development in existing legal proceedings.
Income Tax Provision
     The Company’s income tax expense decreased by $0.9 million, or 25.3%, from $3.8 million for the quarter ended December 31, 2007 to $2.9 million for the quarter ended December 31, 2008 due to the decrease in income before income taxes from $9.8 million to $7.4 million. The income tax expense as a percentage of income before income taxes (i.e. effective tax rate) was 39% for the three months ended December 31, 2007 and December 31, 2008. The income tax provision rates were based upon management’s review of the Company’s estimated annual income tax rate, including state taxes. This effective tax rate differed from the statutory federal tax rate of 35.0% primarily due to state income taxes and certain non-deductible expenses.
Results of Operations for the Nine Months Ended December 31, 2007 and December 31, 2008
The following table sets forth, for the periods indicated, the dollar amounts, dollar and percent changes, share changes, and the percentage of revenues represented by certain items reflected in the Company’s consolidated income statements for the nine months ended December 31, 2007 and December 31, 2008. The Company’s past operating results are not necessarily indicative of future operating results.

	Nine Months Ended	Nine Months Ended		Percentage
	December 31, 2007	December 31, 2008	Change	Change

Revenue	$224,526,000	$233,018,000	$8,492,000	3.8%
Cost of revenues	167,291,000	176,564,000	9,273,000	5.5%

Gross profit	57,235,000	56,454,000	(781,000)	(1.4%)

Gross profit as percentage of revenue	25.5%	24.2%

General and administrative	29,059,000	31,825,000	2,766,000	9.5%
General and administrative as percentage of revenue	12.9%	13.7%

Income before income tax provision	28,176,000	24,629,000	(3,547,000)	(12.6%)

Income before income tax provision as percentage of revenue	12.5%	10.6%

Income tax provision	10,996,000	9,594,000	(1,402,000)	(12.8%)

Net income	$17,180,000	$15,035,000	$(2,145,000)	(12.5%)

Weighted Shares
Basic	13,889,000	13,632,000	(257,000)	(1.9%)
Diluted	14,062,000	13,815,000	(247,000)	(1.8%)

Earnings Per Share
Basic	$1.24	$1.10	($0.14)	(11.3%)
Diluted	$1.22	$1.09	($0.13)	(10.7%)
Revenues
Change in revenue from the nine months ended December 2007 to the nine months ended December 2008
     Revenues increased from $224.5 million for the nine months ended December 31, 2007 to $233.0 million for the nine months ended December 31, 2008, an increase of $8.5 million or 3.8%. The Company’s patient management revenues increased $5.8 million or 6.2% from $95.2 million in the nine months ended December 2007 to $101.0 million in the nine months ended December 2008. This increase was partially due to the acquisition of Schaffer in June 2007 as noted above. The Company’s network solutions revenues increased from $129.4 million in the nine months ended December 2007 to $132.0 million in the nine months ended December 2008, an increase of $2.6 million or 2.0%. This increase was primarily due to an increase in revenue per bill over the nine months ended December 31, 2008.

     The Company’s limited revenue increase, excluding the aforementioned acquisition of Schaffer, reflects the challenging market conditions the Company has experienced during the past few years. The decrease in the nation’s manufacturing employment levels, which has helped lead to a decline in national workers’ compensation claims, considerable price competition in a flat-to-declining overall market, an increase in competition from both larger and smaller competitors, changes and the potential changes in state workers’ compensation and auto managed care laws which can reduce demand for the Company’s services, have created an environment where revenue and margin growth is more difficult to attain and where revenue growth is less certain than historically experienced. Additionally, the Company’s technology and preferred provider network competes against other companies, some of which have more resources available. Also, some customers may handle their managed care services in-house and may reduce the amount of services which are outsourced to managed care companies such as CorVel Corporation.
     The Company believes that referral volume in patient management services and bill review volume in network solutions services will either decrease or reflect nominal growth until there is growth in the number of work related injuries and workers’ compensation related claims.
Cost of Revenues
     The Company’s cost of revenues consist of direct expenses, costs directly attributable to the generation of revenue, and field indirect costs which are incurred in the field offices of the Company. Direct costs are primarily case manager salaries, bill review analysts, related payroll taxes and fringe benefits, and costs for independent medical examination (IME) and MRI providers. Most of the Company’s revenues are generated in offices which provide both patient management services and network solutions services. The largest of the field indirect costs are manager salaries and bonus, account executive base pay and commissions, administrative and clerical support, field systems personnel, PPO network developers, related payroll taxes and fringe benefits, office rent, and telephone expense. Approximately 42% of the costs incurred in the field are costs which support both the patient management services and network solutions operations of the Company’s field operations, such as district managers, account executives, rent, and telephone.
Change in cost of revenue from the nine months ended December 2007 to the nine months ended December 2008
     The Company’s costs of revenues increased from $167.3 million in the nine months ended December 31, 2007 to $176.6 million in the nine months ended December 31, 2008, an increase of $9.3 million or 5.5%. Direct salaries increased $2.0 million from the previous nine month period. Related payroll, fringe benefits, and mileage reimbursement increased $1.2 million from the previous nine month period. Additionally, PPO related costs increased by $1.7 million from the previous nine month period. Cost of revenues from pharmacy services increased $1.9 million due to an increase in revenues from those services.
General and Administrative Costs
Change in cost of general and administrative expense from the nine months ended December 2007 to the nine months ended December 2008
     For the nine months ended December 31, 2008, general and administrative costs consisted of approximately 62% of corporate systems costs which include the corporate systems support, implementation and training, amortization of software development costs, depreciation of the hardware costs in the Company’s national systems, the Company’s national wide area network and other systems related costs. The remaining 38% of the general and administrative costs consisted of national marketing, national sales support, corporate legal, corporate insurance, human resources, accounting, product management, new business development and other general corporate matters.
     General and administrative costs increased from $29.1 million in the nine months ended December 31, 2007 to $31.8 million in the nine months ended December 31, 2008, an increase of $2.8 million, or 9.5%. This increase is primarily due to the increase in the Company’s systems and data interface costs and capabilities including storage area networks, customer help desk, electronic data interface (EDI), data co-location center, software programmers, and wide area network (WAN). Systems cost increased from $17.3 million in the prior nine months to $19.1 in the nine months ended December 31, 2008. Starting in the September 2008 quarter, the Company took steps to reduce the Company’s systems cost. Additionally, legal cost increased $1.1 million from the previous nine months ended December 31, 2007 due to development in existing legal proceedings.
Income Tax Provision
     The Company’s income tax expense decreased by $1.4 million, or 12.8%, from $11.0 million for the nine months ended December 31, 2007 to $9.6 million for the nine months ended December 31, 2008 due to the decrease in income before income taxes from $28.2 million to $24.6 million. The income tax expense as a percentage of income before income taxes (i.e. effective tax rate) was 39.0% for the nine months ended December 31, 2007 and 2008. The income tax provision rates were based upon management’s review of the Company’s estimated annual income tax rate, including state taxes. This effective tax rate differed from the statutory federal tax rate of 35.0% primarily due to state income taxes and certain non-deductible expenses.
Liquidity and Capital Resources
     The Company has historically funded its operations and capital expenditures primarily from cash flow from operations, and to a lesser extent, stock option exercises. Working capital decreased $5.4 million, or 18%, from $29.4 million as of March 31, 2008 to $24.0 million as of December 31, 2008, primarily due to a decrease in cash from $17.9 million as of March 31, 2008 to $12.1 million as of December 31, 2008. The primary driver for the decrease in cash was from the stock repurchase buyback plan.
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
     As of December 31, 2008, excluding $1.5 million of customer deposits held in bank checking accounts, the Company had $10.6 million in cash and cash equivalents, invested primarily in short-term, interest-bearing, highly liquid investment-grade securities with maturities of 90 days or less in federally regulated banks.
     In August 2007, the Company entered into a credit agreement with a financial institution to provide a revolving credit facility with borrowing capacity of up to $10 million. This agreement expired in September 2008 with no borrowings against the line of credit at any time during the last two fiscal years. Management decided not to renew this line of credit due to the current cash balance in excess of $12 million and expected cash flow from operations.
     The Company has historically required substantial capital to fund the growth of its operations, particularly working capital to fund the growth in accounts receivable and capital expenditures. The Company believes, however, that the cash balance at December 31, 2008 along with anticipated internally generated funds, will be sufficient to meet the Company’s expected cash requirements for at least the next twelve months.

Operating Cash Flows
Nine months ended December 31, 2007 compared to nine months ended December 31, 2008
     Net cash provided by operating activities decreased from $27.4 million in the nine months ended December 31, 2007 compared to $23.6 million in the nine months ended December 31, 2008. The decrease in the cash flow from operating activities was primarily due to the decrease in net income and the decrease in accounts and taxes payable for the nine months ended December 31, 2008 compared to the nine months ended December 31, 2007.
Investing Activities
Nine months ended December 31, 2007 compared to nine months ended December 31, 2008
     Net cash flow used in investing activities decreased from $24.5 million in the nine months ended December 31, 2007 to $9.5 million in the nine months ended December 31, 2008, a decrease of $15.0 million. The decrease in net cash used in investing activities is primarily due to the Company’s acquisition of The Schaffer Companies, Ltd. during the nine months ended December 31, 2007. The Company had no acquisitions in the nine months ended December 31, 2008. The Company paid $1.8 million in earn-out related to the Schaffer acquisition, which was recorded as an increase to goodwill. Additionally, property additions decreased from $12.2 million in the nine months ended December 31, 2007 to $7.7 million in the nine months ended December 31, 2008.
Financing Activities
Nine months ended December 31, 2007 compared to nine months ended December 31, 2008
     Net cash flow used in financing activities increased from $6.6 million for the nine months ended December 31, 2007 to $19.9 million for the nine months ended December 31, 2008, an increase of $13.3 million. The increase in cash flow used in financing activities was primarily due to an increase in purchases under the Company’s share repurchase program partially offset by an increase in the number of options exercised. During the nine months ended December 31, 2008, the Company spent $22.2 million to repurchase 922,919 shares of its common stock. During the nine months ended December 31, 2007, the Company spent $8.1 million to repurchase 324,400 shares of its common stock. The Company has historically used cash provided by operating activities and from the exercise of stock options to repurchase stock. The Company expects it may use some of the $12.1 million of cash on its balance sheet at December 31, 2008 to repurchase additional shares of stock.
Contractual Obligations
     The following table summarizes the Company’s contractual obligations outstanding as of December 31, 2008.

	Payments Due by Period
		Within One	Between Two and	Between Four and	More than
	Total	Year	Three Years	Five Years	Five Years

Operating leases	$46,222,000	$11,736,000	$18,429,000	$10,266,000	$5,791,000
Software license	864,000	864,000	—	—	—
Earn-out obligation	800,000	800,000	—	—	—

Total	$47,886,000	$13,400,000	$18,429,000	$10,266,000	$5,791,000

     Operating leases are rents paid for The Company’s physical locations. Software licenses represent office productivity computing tools used by The Company’s workforce. The earn-out represents the contractually agreed upon payment to conclude the Schaffer acquisition.

Litigation
     In February 2005, Kathleen Roche, D.C., as plaintiff, filed a putative class action in Circuit Court for the 20th Judicial District, St. Clair County, Illinois, against the Company. The case seeks unspecified damages to recover based on the Company’s alleged failure to steer patients to medical providers who are members of the CorVel CorCare PPO network and also alleges that the Company used biased and arbitrary computer software to review medical providers’ bills. In December 2007, the court certified a class in this case of all Illinois health care providers with CorVel PPO agreements, excluding hospitals. In January 2008, CorVel filed with the Illinois Appellate Court a petition for interlocutory appeal of the trial court’s class certification order which was denied in April 2008. In May 2008 we appealed the appellate court’s denial of our petition for interlocutory appeal which appeal was also denied by the Illinois Supreme Court in September 2008. We intend to vigorously defend this case. A possible range of loss, if any, and the impact of the Company’s liquidity cannot be estimated at this time.
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
     There has been no material change in the net reserve balance during the past three fiscal years. No one customer accounted for 10% or more of accounts receivable at March 31, 2008 or at December 31, 2008.
     Goodwill and Long-Lived Assets: Goodwill arising from business combinations represents the excess of the purchase price over the estimated fair value of the net assets of the acquired business. Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is tested annually for impairment or more frequently if circumstances indicate the potential for impairment. Also, management tests for impairment of its intangible assets and long-lived assets on an ongoing basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company’s impairment is conducted at a company-wide level. The measurement of fair value is based on an evaluation of market capitalization and is further tested using a multiple of earnings approach. In projecting the Company’s cash flows, management considers industry growth rates and trends and cost structure changes. Based on the Company’s tests and reviews, no impairment of its goodwill, intangible assets or other long-lived assets existed at March 31, 2008 or at December 31, 2008. However, future events or changes in current circumstances could affect the recoverability of the carrying value of goodwill and long-lived assets. Should an asset be deemed impaired, an impairment loss would be recognized to the extent the carrying value of the asset exceeded its estimated fair market value.
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
     For the nine months ended December 31, 2008, the Company recorded share-based compensation expense of $915,000. Share-based compensation expense recognized in fiscal 2009 is based on awards ultimately expected to vest; therefore, it has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates
     The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s term, and the Company’s expected annual dividend yield. The Company’s management believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in fiscal 2009. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.
     The key input assumptions that were utilized in the valuation of the stock options granted during the quarter end December 31, 2008 are summarized in the table below.

Expected option term (1)	4.8 years
Expected volatility (2)	43%
Risk-free interest rate (3)	2.71%
Expected forfeiture rate	10.56%
Expected annual dividend yield	0%

(1)	The expected option term is based on historical exercise and post-vesting termination patterns, as well as our expectations regarding future trends.

(2)	Expected volatility represents a combination of historical stock price volatility and estimated future volatility.

(3)	The risk-free interest rate is based on the implied yield on five year United States Treasury Bill on the date of grant.

Recently Issued Accounting Standards
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS No. 159. SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. This pronouncement has no material impact on the Company’s financial statements during the quarter.
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
Item 3 — Quantitative and Qualitative Disclosures About Market Risk
     As of December 31, 2008, the Company held no market risk sensitive instruments for trading purposes, and the Company did not employ any derivative financial instruments, other financial instruments, or derivative commodity instruments to hedge any market risk. The Company had no debt outstanding as of December 31, 2008.
Item 4 — Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting as of March 31, 2008 that have not been remediated, as described below.
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
     Financial close and reporting. We did not maintain adequate controls to support: (i) effective and timely analysis and correction of errors noted when reconciling significant accounts, (ii)complete and accurate financial statement disclosures, and (iii) restricted access to certain financial systems and files necessary to maintain the integrity of journal entry reviews, account reconciliations, and financial reports. Furthermore, the indirect lines of responsibilities within our accounting and reporting function do not provide direct oversight and accountability to allow for timely and accurate financial reporting.
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
     During the quarter, the Company worked to implement new accounts payable software. The rollout of the new accounts payable software has occurred for 100% of the organization. The new application is available to all locations, and most locations are now processing a significant amount of their accounts payable transactions through the new application. The new accounts payable software has functionality not available in the Company’s legacy accounts payable application. The new functionality has enabled management to implement additional automated controls over the accounts payable process. Through the use of automated controls, management expects to improve controls over the accounts payable process. Automation of manual controls will also help the Company improve segregation of duties in the disbursements cycle. Management expects the implementation of the additional automated controls to take place throughout the rest of the fiscal year. Management expects that materially all accounts payable transactions will be processed in the new system by the end of the fiscal year. A small immaterial amount of transactions may continue to be processed in the legacy system at the end of the fiscal year.
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

PART II — OTHER INFORMATION
Item 1 — Legal Proceedings
     In February 2005, Kathleen Roche, D.C., as plaintiff, filed a putative class action in Circuit Court for the 20th Judicial District, St. Clair County, Illinois, against the Company. The case seeks unspecified damages to recover based on the Company’s alleged failure to steer patients to medical providers who are members of the CorVel CorCare PPO network and also alleges that the Company used biased and arbitrary computer software to review medical providers’ bills. In December 2007, the court certified a class in this case of all Illinois health care providers with CorVel PPO agreements, excluding hospitals. In January 2008, CorVel filed with the Illinois Appellate Court a petition for interlocutory appeal of the trial court’s class certification order which was denied in April 2008. In May 2008 we appealed the appellate court’s denial of our petition for interlocutory appeal which appeal was also denied by the Illinois Supreme Court in September 2008. We intend to vigorously defend this case. A possible range of loss, if any, cannot be estimated at this time.
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
     In February 2005, Kathleen Roche, D.C., as plaintiff, filed a putative class action in Circuit Court for the 20th Judicial District, St. Clair County, Illinois, against the Company. The case seeks unspecified damages to recover based on the Company’s alleged failure to steer patients to medical providers who are members of the CorVel CorCare PPO network and also alleges that we used biased and arbitrary computer software to review medical providers’ bills. In December 2007, the court certified a class in this case of all Illinois health care providers with CorVel PPO agreements, excluding hospitals. In January 2008, CorVel filed with the Illinois Appellate Court a petition for interlocutory appeal of the trial court’s class certification order which was denied in April 2008. In May 2008 we appealed the appellate court’s denial of our petition for interlocutory appeal which appeal was also denied by the Illinois Supreme Court in September 2008. We intend to vigorously defend this case. An unfavorable outcome in this litigation could materially adversely affect our business, financial condition or results of operations.
     Our quarterly sequential revenue may not increase and may decline. As a result, we may fail to meet or exceed the expectations of investors or analysts which could cause our common stock price to decline.
     Our quarterly sequential revenue growth may not increase and may decline in the future as a result of a variety of factors, many of which are outside of our control. If changes in our quarterly sequential revenue fall below the expectations of investors or analysts, the price of our common stock could decline substantially. Fluctuations or declines in quarterly sequential revenue growth may be due to a number of factors, including, but not limited to, those listed below and identified throughout this “Risk Factors” section: the decline in manufacturing employment, the decline in workers’ compensation claims, the decline in healthcare expenditures, the considerable price competition in a flat-to-declining workers’ compensation market, litigation, the increase in competition, and the changes and the potential changes in state workers’ compensation and automobile managed care laws which can reduce demand for our services. These factors create an environment where revenue and margin growth is more difficult to attain and where revenue growth is less certain than historically experienced. Additionally, our technology and preferred provider network face competition from companies that have more resources available to them than we do. Also, some customers may handle their managed care services in-house and may reduce the amount of services which are outsourced to managed care companies such as CorVel. These factors could cause the market price of our common stock to fluctuate substantially. There can be no assurance that our growth rate in the future, if any, will be at or near historical levels.
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
     Our strategy is to continue internal growth and, as strategic opportunities arise in the workers’ compensation managed care industry, to consider acquisitions of, or relationships with, other companies in related lines of business. As a result, we are subject to certain growth-related risks, including the risk that we will be unable to retain personnel or acquire other resources necessary to service such growth adequately. Expenses arising from our efforts to increase our market penetration may have a negative impact on operating results. In addition, there can be no assurance that any suitable opportunities for strategic acquisitions or relationships will arise or, if they do arise, that the transactions contemplated could be completed. If such a transaction does occur, there can be no assurance that we will be able to integrate effectively any acquired business. In addition, any such transaction would be subject to various risks associated with the acquisition of businesses, including, but not limited to, the following:
     • an acquisition may negatively impact our results of operations because it may require incurring large onetime charges, substantial debt or liabilities; it may require the amortization or write down of amounts related to deferred compensation, goodwill and other intangible assets; or it may cause adverse tax consequences, substantial depreciation or deferred compensation charges;
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
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
     There were no sales of unregistered securities during the period covered by this report. The following table shows the repurchases of the Company’s common stock made by or on behalf of the Company for the quarter ended December 31, 2008 pursuant to a publicly announced plan.

			Total Number of
			Shares Purchased	Maximum Number
			as Part of Publicly	of Shares that may
	Total Number of	Average Price Paid	Announced	yet be Purchased
Period	Shares Purchased	Per Share	Program	Under the Program

October 1 to October 31, 2008	316,122	$25.75	12,159,073	990,927
November 1 to November 30, 2008	210,104	$22.01	12,369,177	780,823
December 1 to December 31, 2008	241,356	$17.49	12,610,533	539,467

Total	767,582	$22.13	12,610,533	539,467

     In 1996, the Company’s Board of Directors authorized a stock repurchase program for up to 100,000 shares of the Company’s common stock. The Company’s Board of Directors has periodically increased the number of shares authorized for repurchase under the repurchase program. The most recent increase occurred in September 2008 and brought the number of shares authorized for repurchase over the life of the program to 13,150,000 shares. There is no expiration date for the repurchase program.
Item 3 – Defaults Upon Senior Securities – None.
Item 4 – Submission of Matters to a Vote of Security Holders – None.
Item 5 – Other Information – None.
Item 6 – Exhibits
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
10.9 Second Amended and Restated Preferred Shares Rights Agreement, dated as of November 17, 2008, by and between CorVel Corporation and Computershare Trust Company, N.A., including the original Certificate of Designation, the Certificate of Designation Increasing the Number of Shares, the form of Right Certificate (as amended) and the Summary of Rights (as amended) attached thereto as Exhibits A-1, A-2, A-3, B and C, respectively. Incorporated herein by reference to Exhibit 4.1 to the Company’s Report on Form 8-K filed on November 24, 2008.
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
Scott R. McCloud,
Chief Financial Officer

February 6, 2009

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

46