Form 10-K
period 2009-03-31
CORVEL CORP
filed 2009-06-12
CIK 874866

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2009
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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of September 30, 2008, the aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates of the Registrant was approximately $237,000,000 based on the closing price per share of $28.61 for the Registrant’s common stock as reported on the Nasdaq Global Select Market on such date multiplied by 8,287,429 shares (total outstanding shares of 13,733,939 less 5,446,510 shares held by affiliates) of the Registrant’s common stock which were outstanding on such date. For the purposes of the foregoing calculation only, all of the Registrant’s directors, executive officers and persons known to the Registrant to hold ten percent or greater of the Registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: As of June 1, 2009, there were 12,931,425 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Items 10 through 14 of Part III of this Form 10-K, to the extent not set forth herein, is incorporated herein by reference to portions of the Registrant’s definitive proxy statement for the Registrant’s 2009 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended March 31, 2009. Except with respect to the information specifically incorporated by reference in this Form 10-K, the Registrant’s definitive proxy statement is not deemed to be filed as a part of this Form 10-K.

CORVEL CORPORATION

2009 FORM 10-K ANNUAL REPORT

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, including, but not limited to, the statements about our plans, strategies and prospects under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. Words such as “anticipates”, “expects”, “intends”, “plans”, “predicts”, “believes”, “seeks”, “estimates”, “may”, “will”, “should”, “would”, “could”, “potential”, “continue”, “ongoing” and variations of these words or similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on management’s current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by management, and we can give no assurance that we will achieve our plans, intentions or expectations. Certain important factors could cause actual results to differ materially from the forward-looking statements we make in this report. Representative examples of these factors include (without limitation):

•	General industry and economic conditions;

•	Cost of capital and capital requirements;

•	Competition from other managed care companies;

•	The Company’s ability to renew and/or maintain contracts with its customers on favorable terms or at all;

•	The ability to expand certain areas of the Company’s business;

•	Shifts in customer demands;

•	The ability of the Company to produce market-competitive software;

•	Increases in operating expenses, including employee wages and benefits;

•	Changes in regulations affecting the workers’ compensation, insurance and healthcare industries in general;

•	The ability to attract and retain key personnel;

•	Delays in completing financial and internal control audits;

•	Possible litigation and legal liability in the course of operations; and

•	The availability of financing in the amounts, at the times, and on the terms necessary to support the Company’s future business.

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

Healthcare provider reimbursement methods vary on a state-by-state basis. As of March 31, 2009, the vast majority of the states have adopted fee schedules pursuant to which all healthcare providers are uniformly reimbursed. The fee schedules are set individually by each state and generally prescribe the maximum amounts that may be reimbursed for a designated procedure. In states without fee schedules, healthcare providers generally are reimbursed based on usual, customary and reasonable fees charged in the particular state in which services are provided.

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

Managed care techniques are intended to control the cost of healthcare services and to measure the performance of providers through intervention and ongoing review of services proposed and those actually provided. Managed care techniques were originally developed to stem the rising costs of group medical care. Historically, employers were slow to apply managed care techniques to workers’ compensation costs primarily because the aggregate costs are relatively small compared to costs associated with group health benefits and because state-by-state regulations related to workers’ compensation are far more complex than those related to group health. However, in recent years, the Company believes that employers and insurance carriers have been increasing their focus on applying managed care techniques to control their workers’ compensation costs as the costs per claim have increased and companies are attempting reduce costs wherever they can.

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

FISCAL 2009 DEVELOPMENTS

Acquisition of Eagle Claims Services, Inc.

In February 2009, the Company’s wholly owned subsidiary, CorVel Enterprise Comp, Inc., acquired 100% of the stock of Eagle Claim Services, Inc. (“Eagle”) for $1.1 million in cash. Eagle is a third-party administrator headquartered in the state of New York. The acquisition is expected to allow the Company to expand its service capabilities as a third-party administrator and provide claims processing services along with patient management services and network solutions services to an increased customer base. The sellers of Eagle have the potential to receive up to an additional $1.1 million cash earn-out, based upon the revenue collected by the Eagle business during the during calendar years 2009 and 2010. The exact amount of the earn-out, if any, has not yet been determined, but the Company will review the results of the business each quarter during the earn-out period to estimate the amount of the earn-out expected to be earned by the sellers. The results of Eagle have been included in the Company’s results from the date of the acquisition through March 31, 2009. For the fiscal year ended March 31, 2009, the results of the acquired business increased the Company’s revenues by approximately $200,000 or less than 0.1% of CorVel’s revenues for the current fiscal year.

Company Stock Repurchase Program

During fiscal 2009, the Company continued to repurchase shares of its common stock under a plan originally approved by the Company’s Board of Directors in 1996. In September 2008, the Company’s Board of Directors increased the number of shares authorized to be repurchased over the life of the plan to 13,150,000 shares. During fiscal 2009, the Company spent $23.5 million to repurchase 995,129 shares of its common stock. Since commencing this program in the fall of 1996, the Company has repurchased 12.7 million shares of its common stock through March 31, 2009, at a cost of $186 million. These repurchases were funded primarily from the Company’s operating cash flows.

BUSINESS — PRODUCTS

The Company offers services in two general categories, network solutions and patient management services, to assist its customers in managing the increasing medical costs of workers’ compensation, group health and auto insurance, and monitoring the quality of care provided to claimants.

Network Solutions

The Company’s Network Solutions services are a combination of medical bill review, enhanced bill review and Preferred Provider Organization (PPO). This program is designed to provide additional assurance that customers are only charged and pay for services actually delivered. Bills are evaluated, profiled and directed for the appropriate service based on state regulation, bill type and opportunity for savings for the payer.

Proprietary Bill Review System

Many states have adopted fee schedules, which regulate the maximum allowable fees payable under workers’ compensation, for procedures performed by a variety of health treatment providers. Such schedules may also include fees for hospital treatment. The purpose of a fee schedule is to standardize the billing process by using uniform procedure descriptions and to set maximum reimbursement levels for each covered service.

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

MedCheck is also being utilized for the review of medical charges under certain non-workers’ compensation insurance coverages. The MedCheck service provides the following capabilities:

•	checking for provider charges which exceed charges allowable under fee schedules or usual and customary charges, in accordance with the requirements of the relevant jurisdiction;

•	repricing provider bills to contractual PPO reimbursement levels;

•	checking for billed services or procedures that are excessive, unnecessary or unrelated to treating the particular medical problem, and duplicate billing;

•	checking for “unbundled” billings where the medical services performed are billed in components, that result in higher total charges than would be the case if the services were billed in the aggregate;

•	engaging in on-site processing of claims and Internet-based reporting tools;

•	sending claims data directly to carriers’ databases, thereby reducing costs due to repetitive or erroneous data entry;

•	PPO management; and

•	pharmacy review.

The MedCheck system can be accessed by insurers under an ASP agreement through the Company’s eCommerce Website, CareMC, and Virtual Private Networks (VPNs). The MedCheck suite can accept electronic bills and bill images, and publish Electronic Data Interfaces (EDIs) to customer claims payment systems. This system integrates into the client’s own workflow, automates the reimbursement of providers, allows for the application of all MedCheck fees to the individual claim file and eliminates the need for manual redundant data entry of MedCheck results by the carriers’ claims personnel. The system is designed for easy access by claims adjusters and includes functionality for such part-time users within the claims payment environment.

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

MedCheck Select service is designed to:

•	assure that billed charges are usual and customary;

•	confirm services were medically necessary;

•	reduce claim costs through negotiated agreements;

•	substantiate, by report, charges over usual and customary;

•	support the payor and patient in all appeals;

•	provide review of out-of-network bills;

•	provide a proprietary hospital usual and customary database;

•	provide review by professional nurses;

•	provide expert fee negotiations; and

•	validate diagnosis related groups

Provider Reimbursement

Through MedCheck, the Company has the capability to provide check writing or provider reimbursement services for its customers. The provider payment check can be added to the bill analysis to produce one combined document, which is mailed to the provider. MedCheck reviews bills and providers are reimbursed directly upon completion of customer approval of the explanation of review (“EOR”). This service is designed to help customers expedite claims closure.

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

ePPO Sales

The Company had growth in the ePPO product line stemming primarily from growth with existing large carrier customers, new managed care organizations and employer customers. ePPO is the electronic solution to CorVel’s PPO network and provides the electronic intake and transmission of provider bills as well as automated pricing to the CorCare PPO Network. ePPO customers process provider bills against state mandated fee schedules or usual and customary rates. Our ePPO customers lease access to gain additional discounts afforded by PPO contracts. The Company’s technological capabilities allow for electronic claim repricing solutions that we believe are attractive to buyers of managed care services and can be integrated with their existing eCommerce products. ePPO provides access to CorVel’s PPO network of more than 400,000 quality healthcare providers through electronic interface solutions. Bills reviewed through payor systems can be electronically interfaced to the CorCare PPO database, and automatically adjusted to reflect current PPO pricing. In addition, CorCare can reimburse providers automatically, significantly reducing the expense of generating the EOR, payment to providers and year-end tax filings.

MedCheck Enhancements

With the Company’s frequent investment in technology, development of MedCheck, the Company’s propriety bill review software, is ongoing. New enhancements include the Expert Review Matrix (ERM), MedCheck Operations Dashboard (MOD), increased look-up functionality and the creation of a comprehensive data warehouse.

The development of the ERM bill search function capitalizes on advances in image processing and Artificial Intelligence (AI) to optimize anticipated medical review savings. ERM processing techniques allow specialists in each diagnosis category, regulatory jurisdiction, or benefit category to access bills across the country through MedCheck’s secure server. We believe this access permits CorVel specialists to utilize their knowledge and provide optimum review for each bill.

The MOD is an internal MedCheck application used to provide key metrics on behalf of CorVel’s customers to help facilitate timely bill review. These reports can be organized in the form of charts, graphs, and spreadsheets. Currently, the MOD is in development for direct access to customers through the CareMC Web portal.

The Company offers a preferred provider look-up on two Web sites: corvel.com and caremc.com. During the past fiscal year, the Company increased the functionality of the look-up with application enhancements. Customers can create and develop customized, network specific panels and directories in real-time.

The Company has continued the development and design of its data warehouse systems capabilities. The data warehouse was designed to assist the Company and customers with expedited access to analytical data and reports. The data warehouse is updated on a nightly basis and is accessible via the CareMC Website. The Company intends to continue to invest in this technology in the coming years with a focus on the timeliness of information for the Company’s customers.

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

These services are performed with a goal of maximizing results and minimizing costs. CorCase services are provided by trained and certified professionals in nursing and vocational counseling. The central focus of CorCase is to leverage quality care in order to manage claim costs. With the use of early intervention, nurses are able to gather and analyze medical treatment information and discuss with the employer the current job requirements of the injured worker and accommodations for modified work, and to gather any further information which may assist in caring for the injured worker. This service positively impacts patient cases by utilizing proactive measures throughout the episode of care.

CorCase utilizes CorVel’s proprietary CareMC software to help determine available indemnity payments from the employer and coordinate case management information and issues. Protocols regarding length of disability are incorporated to guide the management of cases. Management and operations reports, electronic data interchange and billing are additional features of the software.

Medical Case Management

The Company offers medical case management services where the injury is catastrophic or complex in nature or where prolonged recovery is anticipated. The medical management components of CorVel’s program focus on medical intervention, management and appropriateness. In these cases, the Company’s case managers confer with the attending physician, other providers, the patient and the patient’s family to identify the appropriate rehabilitative treatment and most cost-effective healthcare alternatives. The program is designed to offer the injured party prompt access to appropriate medical providers who will provide quality cost-effective medical care. Case managers may coordinate the services or care required and may arrange for special pricing of the required services.

Early Intervention

The Company believes that the earlier it becomes involved in an episode of care, the greater the impact on the healthcare outcome. The Company’s early intervention program begins a series of steps that are designed to promote an employee’s timely return-to-work including immediate telephonic assessment to ensure that an appropriate course of treatment is established and adhered to through the entire episode of care. CorVel’s early intervention program features automated and immediate notification, immediate patient assessment, clinical protocols and guidelines, channeling to preferred providers, private labeling options and telephonic case management.

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

Utilization Management

Utilization Management programs review proposed ambulatory care to determine appropriateness, frequency, duration and setting. These programs utilize experienced registered nurses, proprietary medical treatment protocols and computer systems technology in an effort to avoid unnecessary treatments and associated costs. Processes in Utilization Management include: injury review, diagnosis and treatment planning; contacting and negotiating provider treatment requirements; certifying appropriateness of treatment parameters, and responding to provider requests for additional treatment.

Pre-certification of Hospitalization

The pre-admission certification program verifies the medical necessity of proposed hospital admissions and determines the appropriate length of stay. The CorVel staff of nurses and reviewers, assisted by an automated medical rules/protocols system and backed up by physician consultants, individually evaluates every hospital admissions request. Pre-certification objectives include the following: determining appropriateness of proposed or emergent hospitalization; determining the medical necessity for hospital admission/inpatient care; exploring alternatives to inpatient treatment; if inpatient care is required, determining the appropriate length of stay and monitoring the patient’s condition throughout the hospitalization to prevent unnecessary inpatient days; channeling the patient to a CorVel PPO provider/facility; and developing and implementing a timely discharge plan.

Inpatient Utilization Review

The Company offers pre-certification and concurrent utilization review services. The Company’s pre-certification service is designed to be utilized prior to the injured employee’s admission to the hospital. Upon notification by a claims manager or employer, a Company nurse reviews the appropriateness of the proposed plan of care, the need for inpatient hospitalization, and the appropriate length of stay. Under the Company’s concurrent review service, the nurse reviewers monitor the medical necessity and appropriateness of the patient’s continued hospitalization through regular contact with the hospital and the patient’s physician and may identify cases that lend themselves to alternate treatment settings or home care.

Vocational Rehabilitation

In certain states, vocational rehabilitation is a legislated benefit of workers’ compensation, which assists the employee’s return to former employment or another job function with similar economic value. The Company offers vocational-related services to reduce workers’ compensation costs and expedite the injured employee’s return-to-work.

CorVel offers vocational-related services to evaluate the claimant’s education, training and experience. Vocational-related services include work capacity assessments, job analysis, transferable skill analysis, job modification, vocational testing, job placement assistance, labor market surveys and retraining. By working with the employer, the Company’s case managers can provide job modification or light-duty alternatives until the physician lifts the claimant’s physical restrictions. In addition, CorVel can evaluate partial payment claims if the claimant returns to work in a new position, working for less than their pre-injury wage. Services included by the Company’s vocational case managers include:

•	ergonomic assessments;

•	rehabilitation plans;

•	transferable skills analysis;

•	labor market survey;

•	job seeking skills training;

•	resume development;

•	vocational assessment;

•	job analysis, development and placement;

•	expert testimony; and

•	ADA compliance.

Life Care Planning

Life Care Planning is a tool used to project long-term future needs, services and related costs associated with catastrophic injury. CorVel’s Life Care Plans summarize extensive amounts of medical data and compile it into a comprehensive report for future care requirements, in order to attempt produce improved outcomes and timely resolution of claims.

Medicare Set-Asides

A Medicare Set-Aside Allocation (MSA) is a process used to demonstrate to Medicare that adequate funds are available to cover the cost of future medical care and Medicare will not be assigned as the primary payer.

CorVel works with employers in drafting a proposed set aside amount and assists with the submission of the set-aside proposal with the appropriate Medicare agency. Additionally, CorVel offers administration services for injured parties who do not want to administer their set-aside funds themselves.

Critical Stress Incident Debrief

Crisis Counseling is used to minimize the effects of stress on employees following a traumatic event and maintain employees on their jobs following a critically stressful incident. Examples of such events include experiencing or witnessing a physical assault, observing or suffering a catastrophic injury, and violence in the workplace.

SYSTEMS AND TECHNOLOGY

Infrastructure Changes

The Company has implemented a Tier III-rated Data Center as its primary processing site. Redundancy is provided at many levels in power, cooling, and computing resources, ensuring maximum uptime and system availability for the Company’s production systems. The Company has also begun to make optimum use of server virtualization and consolidation techniques to push fault-tolerance of systems even further. The Company is seeing the benefit from the increased speed-to-production and scalability that these technologies bring.

Adoption of Imaging Technologies and Paperless Workflow

Utilizing scanning and automated data capture processes allows the Company to process incoming paper and electronic claims documents, including medical bills, with less manual handling and has improved the Company’s workflow processes. This has benefitted both the Company, in terms of cost-savings, and the Company’s customers, in improved savings results.

Through the Company’s internet portal, www.CareMC.com, customers can review the bills as soon as they are processed and approve a bill for payment, streamlining the customer’s own workflows and expediting the payment process.

Redundancy Center

The Company’s national data center is located near Portland, Oregon. The Company also has a redundancy center located in Ft. Worth, Texas. The redundancy center is the Company’s backup processing site in the event that the Portland data center suffers catastrophic loss. Currently, the Company’s data is continually replicated to Ft. Worth in near-real time, so that in the event the Portland data center is offline, the redundancy center can be activated with current information quickly. The Ft. Worth data center also hosts duplicates of the Company’s Websites. The Ft. Worth systems are maintained and exercised on a continuous basis as they host Demonstration and Pilot environments that mirror production, thus ensuring their ongoing readiness.

CareMC

CareMC (www.caremc.com) has become the application platform for all of the Company’s primary service lines and delivers immediate access to customers. CareMC offers customers direct access to the Company’s primary services. CareMC allows for electronic communication and reporting between providers, payers, employers and patients. Features of the website include: request for service, FNOL (first notice of loss), appointment scheduling, online bill review, claims information management, treatment calendar, medical bill adjudication and automated provider reimbursement. Through the CareMC Website, users can:

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

Scanning Services

The company continues to leverage our scanning technologies which include scanning, optical character recognition and document management services. We continue to expand the Company’s existing office automation service line and all offices are selling scanning and document management. The Company has added scanning operations to most of the Company’s larger offices around the country, designating them “Capture Centers.”

Our scanning service also offers a Web interface (www.onlinedocumentcenter.com) providing immediate access to documents and data called the Online Document Center (ODC). Secure document review, approval, transaction workflow and archival storage are available at subscription-based pricing.

Claims Processing

We continue to develop our Claims System capabilities which fit well with the Company’s preference for owning and maintaining our own software assets. Integration projects, some already completed, are underway to present more of this Claims-centric information available through the CareMC web portal. The Company’s goal is to modernize user interfaces, and to streamline the delivery of this information to our customers, giving more rapid feedback and putting real-time information in the hands of our clients.

INDUSTRY, CUSTOMERS AND MARKETING

The Company focuses on four major industries around the country: workers’ compensation, auto insurance, group health and municipalities.

The Company’s customers primarily are workers’ compensation insurers and, to a lesser extent, TPAs and self-administered employers. No single customer of the Company represented more than 10% of revenues in fiscal 2007, 2008 or 2009. Many claims management decisions in workers’ compensation are the responsibility of the local claims office of national or regional insurers. The Company’s national branch office network has been established to enable the Company to market and offer its services at both a local and national account level. The Company is placing increasing emphasis on national account marketing. The marketing activities of the Company are conducted primarily by account executives located in key geographic areas.

COMPETITION AND MARKET CONDITIONS

The healthcare cost containment industry is highly fragmented and competitive and is subject to shifting customer requirements, frequent introductions of new products and services, increased marketing activities of other industry participants, and legislative reforms. The Company expects the intensity of competition to increase in the future as existing competitors continue to develop their products and services and as new companies enter the Company’s market. The Company’s primary competitors in the workers’ compensation market include some large insurance carriers which offer one or more services similar to those offered by the Company, HMOs and numerous independent companies, typically on a local or regional basis. The Company also competes with national and local firms specializing in utilization review, and with major insurance carriers and TPAs which have implemented their own internal utilization review services. Many of the Company’s competitors are significantly larger and have greater financial and marketing resources than the Company. Moreover, the Company’s customers may establish the in-house capability of performing services offered by the Company. If the Company is unable to compete effectively, it will be difficult for the Company to add and retain customers, and the Company’s business, financial condition and results of operations will be materially and adversely affected.

Legislative reforms in some states permit employers to designate health plans such as HMOs and PPOs to cover workers’ compensation claimants. Because many health plans have the capacity to manage healthcare for workers’ compensation claimants, such legislation may intensify competition in the market served by the Company.

The Company believes that declines in workers’ compensation costs in these states are due principally to intensified efforts by payors to manage and control claim costs, to improved risk management by employers and to legislative reforms. If declines in workers’ compensation costs occur in many states and persist over the long-term, they may have a material adverse effect on the Company’s business, financial condition and results of operations.

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

GOVERNMENT REGULATIONS

General

Managed healthcare programs for workers’ compensation are subject to various laws and regulations. Both the nature and degree of applicable government regulation vary greatly depending upon the specific activities involved. Generally, parties that actually provide or arrange for the provision of healthcare services, assume financial risk related to the provision of those services or undertake direct responsibility for making payment or payment decisions for those services. These parties are subject to a number of complex regulatory requirements that govern many aspects of their conduct and operations.

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

Medical Cost Containments Legislation

Historically, governmental strategies to contain medical costs in the workers’ compensation field have been generally limited to legislation on a state-by-state basis. For example, many states have implemented fee schedules that list maximum reimbursement levels for healthcare procedures. In certain states that have not authorized the use of a fee schedule, the Company adjusts bills to the usual and customary levels authorized by the payor. Opportunities for the Company’s services could increase if more states legislate additional cost containment strategies. Conversely, the Company would be materially and adversely affected if states elect to reduce the extent of medical cost containment strategies available to insurance carriers and other payors, or adopt other strategies for cost containment that would not support a demand for the Company’s services.

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

SHAREHOLDER RIGHTS PLAN

During fiscal 1997, the Company’s Board of Directors approved the adoption of a Shareholder Rights Plan. The Shareholder Rights Plan provides for a dividend distribution to CorVel stockholders of one preferred stock purchase right for each outstanding share of CorVel’s common stock under certain circumstances. In April 2002, the Board of Directors of CorVel approved an amendment to the Shareholder Rights Plan to extend the expiration date of the rights to February 10, 2012, to set the exercise price of each right to $118 (adjusted for the three-for-two stock split in the form of a 50% stock dividend during fiscal 2007 as noted above) and enable Fidelity Management & Research Company and its affiliates to purchase up to 18% of the shares of common stock of the Company without triggering the stockholder rights, with the limitations under the Shareholder Rights Plan remaining in effect for all other stockholders of the Company. In November 2008, the Company’s Board of Directors approved an amendment to the Shareholder Rights Plan to extend the expiration date of the rights to February 10, 2022, remove the ability of Fidelity Management & Research Company and its affiliates to purchase up to 18% of the shares of common stock of the Company without triggering the stockholder rights, substitute Computershare Trust Company, N.A. as the rights agent and effect certain technical changes to the Shareholder Rights Plan.

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

EMPLOYEES

As of March 31, 2009, CorVel had approximately 2,700 employees, including nurses, therapists, counselors and other employees. No employees are represented by any collective bargaining unit. Management believes the Company’s relationship with its employees to be good.

AVAILABLE INFORMATION

Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, and other filings made with the Securities and Exchange Commission, are available free of charge through our Web site (http://www.corvel.com, under the Investor Relations section) as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission. The inclusion of our Web site address and the address of any of our portals, such as www.caremc.com and www.onlinedocumentcenter.com, in this report does not include or incorporate by reference into this report any information contained on, or accessible through, such Web sites.

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

Our quarterly and annual sequential revenue may not increase and may decline. As a result, we may fail to meet or exceed the expectations of investors or analysts which could cause our common stock price to decline.

Our quarterly and annual sequential revenue growth may not increase and may decline in the future as a result of a variety of factors, many of which are outside of our control. If changes in our quarterly sequential revenue fall below the expectations of investors or analysts, the price of our common stock could decline substantially. Fluctuations or declines in quarterly sequential revenue growth may be due to a number of factors, including, but not limited to, those listed below and identified throughout this “Risk Factors” section: the decline in manufacturing employment, the decline in workers’ compensation claims, the decline in healthcare expenditures, the considerable price competition in a flat-to-declining workers’ compensation market, litigation, the increase in competition, and the changes and the potential changes in state workers’ compensation and automobile managed care laws which can reduce demand for our services. These factors create an environment where revenue and margin growth is more difficult to attain and where revenue growth is less certain than historically experienced. Additionally, our technology and preferred provider network face competition from companies that have more resources available to them than we do. Also, some customers may handle their managed care services in-house and may reduce the amount of services which are outsourced to managed care companies such as CorVel. These factors could cause the market price of our common stock to fluctuate substantially. There can be no assurance that our growth rate in the future, if any, will be at or near historical levels.

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

In February 2005, Kathleen Roche, D.C., as plaintiff, filed a putative class action in Circuit Court for the 20th Judicial District, St. Clair County, Illinois, against the Company. The case seeks unspecified damages based on the Company’s alleged failure to steer patients to medical providers who are members of the CorVel CorCare PPO network and also alleges that we used biased and arbitrary computer software to review medical providers’ bills. In December 2007, the trial court certified a class in this case of all Illinois health care providers with CorVel PPO agreements, excluding hospitals. In January 2008, we filed with the Illinois Appellate Court a petition for interlocutory appeal of the trial court’s class certification order which was denied in April 2008. In May 2008, we appealed the appellate court’s denial of its petition for interlocutory appeal which appeal was also denied by the Illinois Supreme Court in September 2008. We intend to pursue all available legal remedies including vigorously defending this case. An unfavorable outcome in this litigation would materially and adversely affect our business, financial condition or results of operations.

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

The markets for our Network Services and Patient Management Services are also fragmented and competitive. Our competitors include national managed care providers, preferred provider networks, smaller independent providers and insurance companies. Companies that offer one or more workers’ compensation managed care services on a national basis are our primary competitors. We also compete with many smaller vendors who generally provide unbundled services on a local level, particularly companies with an established relationship with a local insurance company adjuster. In addition, several large workers’ compensation insurance carriers offer managed care services for their customers, either by performance of the services in-house or by outsourcing to organizations like ours. If these carriers increase their performance of these services in-house, our business may be adversely affected. In addition, consolidation in the industry may result in carriers performing more of such services in-house.

The failure to attract and retain qualified or key personnel may prevent us from effectively developing, marketing, selling, integrating and supporting our services.

We are dependent, to a substantial extent, upon the continuing efforts and abilities of certain key management personnel. In addition, we face competition for experienced employees with professional expertise in the workers’ compensation managed care area. The loss of key personnel, especially V. Gordon Clemons, Chairman, and Dan Starck, President, Chief Executive Officer, and Chief Operating Officer, or the inability to attract, qualified employees, could have a material unfavorable effect on our business and results of operations.

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

Our results may decline if we lose several customers during a short period. Most of our customer contracts permit either party to terminate without cause. If several customers terminate, or do not renew or extend their contracts with us, our results could be materially and adversely affected. Many organizations in the insurance industry have consolidated and this could result in the loss of one or more of our customers through a merger or acquisition. Additionally, we could lose customers due to competitive pricing pressures or other reasons.

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

Our fiscal 2009 management assessment revealed material weaknesses in our internal controls over financial close and reporting processes. We are attempting to cure these material weaknesses, but we have not yet completed remediation and there can be no assurance that such remediation will be successful. During the course of our continued testing, we also may identify other significant deficiencies or material weaknesses, in addition to the ones already identified, which we may not be able to remediate in a timely manner or at all. If we continue to fail to achieve and maintain effective internal controls, we will not be able to conclude that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Failure to achieve and maintain an effective internal control environment, and delays in completing our internal controls and financial audits, could cause investors to lose confidence in our reported financial information and us, which could result in a decline in the market price of our common stock, and cause us to fail to meet our reporting obligations in the future, which in turn could impact our ability to raise equity financing if needed in the future.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The Company’s principal executive office is located in Irvine, California in approximately 12,000 square feet of leased space. The lease expires in March 2013. The Company leases 118 branch offices in 45 states, which range in size from 500 square feet up to 24,000 square feet. The lease terms for the branch offices range from monthly to ten years and expire through 2019. The Company believes that its facilities are adequate for its current needs and that suitable additional space will be available as required.

Item 3.	Legal Proceedings.

In February 2005, Kathleen Roche, D.C., as plaintiff, filed a putative class action in Circuit Court for the 20th Judicial District, St. Clair County, Illinois, against the Company. The case seeks unspecified damages based on the Company’s alleged failure to direct patients to medical providers who are members of the CorVel CorCare PPO network and also alleges that the Company used biased and arbitrary computer software to review medical providers’ bills. In December 2007, the trial court certified a class in this case of all Illinois health care providers with CorVel PPO agreements, excluding hospitals. In January 2008, CorVel filed with the Illinois Appellate Court a petition for interlocutory appeal of the trial court’s class certification order which was denied in April 2008. In May 2008, the Company appealed the appellate court’s denial of its petition for interlocutory appeal which appeal was also denied by the Illinois Supreme Court in September 2008. The Company intends to pursue all available legal remedies including vigorously defending this case. The Company is not able to estimate the amount of possible loss, if any, at this time.

The Company is involved in other litigation arising in the normal course of business. Management believes that resolution of these matters will not result in any payment that, in the aggregate, would be material to the financial position or results of the operations of the Company.

Item 4.	Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of stockholders during the quarter ended March 31, 2009.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol CRVL. The quarterly high and low per share sales prices for the Company’s common stock for fiscal years 2008 and 2009 as reported by NASDAQ are set forth below for the periods indicated. These prices represent prices among dealers, do not include retail markups, markdowns or commissions, and may not represent actual transactions.

	High	Low

Fiscal Year Ended March 31, 2008:
Quarter Ended June 30, 2007:	$30.73	$23.14
Quarter Ended September 30, 2007:	28.75	22.43
Quarter Ended December 31, 2007:	27.04	21.38
Quarter Ended March 31, 2008:	33.56	22.32
Fiscal Year Ended March 31, 2009:
Quarter Ended June 30, 2008:	$37.92	$30.03
Quarter Ended September 30, 2008:	35.98	24.72
Quarter Ended December 31, 2008:	30.25	15.78
Quarter Ended March 31, 2009:	24.13	15.87

Holders.  As of June 1, 2009, there were approximately 1,905 holders of record of the Company’s common stock according to the information provided by the Company’s transfer agent.

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

Unregistered Sales of Equity Securities.  None.

Issuer Purchases of Equity Securities:  The following table summarizes purchases of the Company’s common stock made by or on behalf of the Company for the quarter ended March 31, 2009 pursuant to a publicly announced plan.

	Total		Total Number of Shares	Maximum Number of
	Number of	Average Price	Purchased as Part of	Shares That May Yet
	Shares	Paid per	Publicly Announced	be Purchased Under
Period	Purchased	Share	Program	the Program

January 1 to January 31, 2009	36,401	$18.40	12,646,934	503,066
February 1 to February 29, 2009	8,313	19.32	12,655,247	494,753
March 1 to March 31, 2009	27,496	17.94	12,682,743	467,257

Total	72,210	$18.33	12,682,743	467,257

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

STOCK PERFORMANCE GRAPH

The graph depicted below shows a comparison of cumulative total stockholder returns for the Company, the Nasdaq and the Nasdaq Health Services Index over a five year period beginning on March 31, 2004. The data depicted on the graph are as set forth in the chart below the graph. The graph assumes that $100 was invested in the Company’s Common Stock on March 31, 2004, and in each index, and that all dividends were reinvested. No cash dividends have been paid or declared on the Common Stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

CORVEL STOCK PERFORMANCE CHART

	2004	2005	2006	2007	2008	2009
CorVel Corporation	100.00	58.90	60.83	83.56	84.50	55.86
U.S. Nasdaq	100.00	100.68	118.72	123.15	114.86	62.23
U.S. Nasdaq Healthcare Services	100.00	123.54	163.42	163.66	170.77	126.42

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

As of March 31, 2009, the Company held no market risk sensitive instruments for trading purposes and the Company did not employ any derivative financial instruments, other financial instruments, or derivative commodity instruments to hedge any market risk. The Company had no debt outstanding as of March 31, 2009, and therefore, had no market risk related to debt.

Item 8.	Financial Statements and Supplementary Data.

The Company’s consolidated financial statements, as listed under Item 15, appear in a separate section of this Annual Report on Form 10-K beginning on page 53 and are incorporated herein by this reference. The financial statement schedule is included below under Item 15(a) (2).

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of March 31, 2009, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined under the Rules 13a — 15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with U.S. generally accepted accounting principles; providing reasonable assurance that our receipts and expenditures are made in accordance with authorizations of our management and directors; and providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (COSO). Based on this assessment, management concluded that our internal control over financial reporting was not effective as of March 31, 2009 to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles due to the following material weakness.

Financial close and reporting.  We did not maintain adequate controls to support: (i) timely and thorough reconciliation of significant accounts, (ii) effective utilization of disclosure checklists during the preparation of company filings, (iii) use of Excel for enterprise consolidation and general ledger reporting in our Corporate office, (iv) review of data used to compute financial statement disclosures, and (v) regional accounting personnel not reporting directly to the corporate accounting function.

While no single item listed above is a material weakness on its own, when the deficiencies are aggregated, they represent a material weakness.

Our independent registered public accounting firm, Haskell & White LLP, has issued an audit report on the effectiveness of our internal control over financial reporting as of March 31, 2009, which is included in Part II, Item 8 of this Annual Report on Form 10-K.

Changes to Internal Control over Financial Reporting

During the most recent completed fiscal quarter covered by this report, there have been changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has implemented additional controls over the financial close and reporting process. These controls are designed to remediate the material weakness over financial close and reporting. The following is a list of the two significant changes made to the Company’s internal controls during the quarter:

1. Utilization of appropriate disclosure checklists during the preparation of the Company’s March 31, 2009 Form 10-K. Implementation of controls requiring the use of appropriate disclosure checklists for all Form 10-K and Form 10-Q filings on a go forward basis.

2. Review and reperformance of the Company’s Excel based consolidation for the period ended March 31, 2009. Implementation of controls requiring the reperformance of the consolidation quarterly on a go forward basis. Additionally, the reperformance process includes a review and approval of each journal entry posted to the consolidation.

Remediation Activities

During the fourth quarter, management made changes to the internal controls over financial close and reporting. These controls were implemented during the fourth quarter and insufficient time had passed from the implementation of the controls through the completion of the annual audit for adequate evidence to be gathered that would enable us to conclude upon the effectiveness of these controls at the report date. In addition to continuing to use and rely upon the controls implemented in the fourth quarter, management will be implementing additional controls. What follows is a list of the deficiencies that aggregated into a material weakness and the actions management has or is taking to remediate each deficiency.

(i) Timely and thorough reconciliation of significant accounts,

During the first and second quarters of FY 2010, management will implement additional controls over the reconciliation process. These controls will include additional review by senior accounting staff and the CFO. Management is also instituting internal audit procedures designed to ensure timely and thorough reconciliation of all significant accounts.

(ii) Effective utilization of disclosure checklists during the preparation of Company filings,

During the fourth quarter of FY 2009, management implemented the use of disclosure checklists for all annual and quarterly SEC filings. While this control was operating in the fourth quarter and disclosure checklists were used in the preparation of the Form 10-K there was insufficient time from the implementation of the control to the audit report date to gather sufficient evidence to determine the effectiveness of the control at the audit report date.

(iii) Use of Excel for enterprise consolidation and general ledger reporting in our Corporate office,

During the fourth quarter of FY 2009, management implemented a process and associated control that requires reperformance of the Excel consolidation. A comparison is made between the Excel consolidation and the reperformed copy and discrepancies, if any, are researched and resolved. Additionally, the reperformance process includes a review and approval of each journal entry posted to the consolidation. While this control was operating in the fourth quarter, there was insufficient time from the implementation of the control to the audit report date to gather sufficient evidence to determine the effectiveness of the control at the audit report date.

(iv) Review of data used to compute financial statement disclosures,

Management is working to identify additional controls that will be implemented to ensure adequate review of data used to compute financial statement disclosures.

(v) Regional accounting personnel not reporting directly to the corporate accounting function.

Management is working to identify additional controls that will be implemented to ensure adequate review of data used to compute financial statement disclosures.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information in the sections titled “Proposal One: Election of Directors,” “Corporate Governance, Board Composition and Board Committees,” “Executive Officers of CorVel,” and “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the Company’s Definitive Proxy Statement for the 2009 Annual Meeting of Stockholders is incorporated herein by reference.

The Board of Directors has adopted a code of ethics and business conduct that applies to all of the Company’s employees, officers and directors. The full text of the Company’s code of ethics and business conduct is posted on the Company’s web site at www.corvel.com under the “Investor Relations” section. The Company intends to disclose future amendments to certain provisions of the Company’s code of ethics and business conduct, or waivers of such provisions, applicable to the Company’s directors and executive officers, at the same location on the Company’s web site identified above. The inclusion of the Company’s web site address in this report does not include or incorporate by reference the information on the Company’s web site into this report.

Item 11.	Executive Compensation.

The information in the sections titled “Executive Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” and “Compensation of Directors,” appearing in the Company’s Definitive Proxy Statement for the 2009 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information in the sections titled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matter” and “Equity Compensation Plan Information” appearing in the Company’s Definitive Proxy Statement for the 2009 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13.	Certain Relationships and Related Party Transactions, and Director Independence.

The information in the sections titled “Certain Relationships and Related Person Transactions,” “Proposal One: Election of Directors,” and “Corporate Governance, Board Composition and Board Committees” appearing in the Company’s Definitive Proxy Statement for the 2009 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information under the captions “Principal Accountant Fees and Services”, “Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors” and “Ratification of Appointment of Independent Auditors” appearing in the Company’s Definitive Proxy Statement for the 2009 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1)  Financial Statements:

The Company’s financial statements appear in a separate section of this Annual Report on Form 10-K beginning on the pages referenced below:

(2) Financial Statement Schedule:

The Company’s consolidated financial statements, as listed under Item 15(a) (1), appear in a separate section of this Annual Report on Form 10-K beginning on page 53. The Company’s financial statement schedule is as follows:

Schedule II — Valuation and Qualifying Accounts

		Additions
	Balance at	Charged to
	Beginning of	Cost and		Balance at
	Year	Expenses	Deductions	End of Year

Allowance for doubtful accounts:
Fiscal Year Ended March 31, 2009:	$2,888,000	$2,434,000	$(2,951,000)	$2,371,000
Fiscal Year Ended March 31, 2008:	3,510,000	2,464,000	(3,086,000)	2,888,000
Fiscal Year Ended March 31, 2007:	3,487,000	2,462,000	(2,439,000)	3,510,000

(3)	Exhibits:

EXHIBITS

4

Exhibit
No.		Title	Method of Filing

2	.1†	Asset Purchase Agreement dated December 15, 2006 by and among the Company’s subsidiary, CorVel Enterprise Comp, Inc., and Hazelrigg Risk Management Services, Inc., Comp Care, Inc., Medical Auditing Services, Inc., and Arlene Hazelrigg.	Incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K filed on February 6, 2007.
2	.2†	Stock Purchase Agreement dated May 31, 2007 by and among the Company’s subsidiary, CorVel Enterprise Comp, Inc., The Schaffer Companies, Ltd., and Dawn Colwell, Christopher Schaffer, John Colwell and Kelly Ribeiro de Sa.	Incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K filed on June 6, 2007.
3.1		Amended and Restated Certificate of Incorporation of the Company	Incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 filed on August 9, 2007.
3.2		Amended and Restated Bylaws of the Company	Incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 filed on August 14, 2006.
3.3		Certificate of Designation Increasing the Number of Shares of Series A Junior Participating Preferred Stock	Incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed on November 24, 2008.
4.1		Second Amended and Restated Preferred Shares Rights Agreement, dated as of November 17, 2008, by and between CorVel Corporation and Computershare Trust Company, N.A., including the original Certificate of Designation, the Certificate of Designation Increasing the Number of Shares, the form of Right Certificate (as amended) and the Summary of Rights (as amended) attached thereto as Exhibits A-1, A-2, A-3, B and C, respectively	Incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K filed on November 24, 2008.
10	.1*	Nonqualified Stock Option Agreement between V. Gordon Clemons, the Company and North Star together with all amendments and addendums thereto	Incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 Registration No. 33-40629 initially filed on May 16, 1991.
10	.2*	Supplementary Agreement between V. Gordon Clemons, the Company and North Star	Incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 Registration No. 33-40629 initially filed on May 16, 1991.
10	.3*	Amendment to Supplementary Agreement between Mr. Clemons, the Company and North Star	Incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1992 filed on June 29, 1992.
10	.4*	Restated Omnibus Incentive Plan (Formerly The Restated 1988 Executive Stock Option Plan)	Filed herewith.

Exhibit
No.		Title	Method of Filing

10	.5*	Forms of Notice of Grant of Stock Option, Stock Option Agreement and Notice of Exercise Under the Restated Omnibus Incentive Plan (Formerly The Restated 1988 Executive Stock Option)	Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 filed on November 9, 2006, Exhibits 10.7, 10.8 and 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994 filed on June 29, 1994, Exhibits 99.2, 99.3, 99.4, 99.5, 99.6, 99.7 and 99.8 to the Company’s Registration Statement on Form S-8 (File No. 333-94440) filed on July 10, 1995, and Exhibits 99.3 and 99.5 to the Company’s Registration Statement on Form S-8 (File No. 333-58455) filed on July 2, 1998.
10	.6*	Employment Agreement of V. Gordon Clemons	Incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 Registration No. 33-40629 initially filed on May 16, 1991.
10	.7*	Restated 1991 Employee Stock Purchase Plan, as amended	Incorporated herein by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-128739) filed on September 30, 2005.
10.8		Fidelity Master Plan for Savings and Investment, and amendments	Incorporated herein by reference to Exhibits 10.16 and 10.16A to the Company’s Registration Statement on Form S-1 Registration No. 33-40629 initially filed on May 16, 1991.
10.9		Second Amended and Restated Preferred Shares Rights Agreement, dated as of November 17, 2009, by and between CorVel Corporation and Computer Trust Company, N.A., including the original Certificate of Determination, the Certificate of Designation Increasing the Number of Shares, the form of Rights Certificate (as amended) and the Summary of Rights (as amended) attached thereto as Exhibits A-1, A-2, A-3, B and C, respectively	Incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K filed on November 24, 2008.
10	.10*	Employment Agreement effective May 26, 2006 by and between CorVel Corporation and Dan Starck	Incorporated herein by reference to Exhibit 10.1 in the Company’s Form 8-K filed on May 30, 2006.
10	.11*	Stock Option Agreement and Acceleration Addendum dated May 26, 2006 by and between CorVel Corporation and Dan Starck, providing for time vesting	Incorporated herein by reference to Exhibit 10.2 in the Company’s Form 8-K filed on May 30, 2006.
10	.12†	Stock Option Agreement and Acceleration Addendum dated May 26, 2006 by and between CorVel Corporation and Dan Starck, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 30, 2006.
10	.13†	Stock Option Agreement dated May 26, 2006 by and between CorVel Corporation and Scott McCloud, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 2, 2006.

Exhibit
No.		Title	Method of Filing

10	.14*†	Stock Option Agreement dated May 26, 2006 by and between CorVel Corporation and Don McFarlane, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K/A filed on July 6, 2007.
10.15		Credit Agreement dated May 28, 2009 by and between CorVel Corporation and Wells Fargo Bank, National Association.	Incorporated herein by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed on June 4, 2009.
10.16		Revolving Line of Credit Note dated May 28, 2009 by CorVel Corporation in favor of Wells Fargo Bank, National Association.	Incorporated herein by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed on June 4, 2009.
10.17		Form of Partial Waiver of Automatic Option Grant executed by Directors	Incorporated herein by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 filed on November 8, 2007.
10	.18*†	Stock Option Agreement and Acceleration Addendum dated February 4, 2008 by and between CorVel Corporation and Dan Starck, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008 filed on June 16, 2008.
10	.19*†	Stock Option Agreement dated February 4, 2008 by and between CorVel Corporation and Scott McCloud, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008 filed on June 16, 2008.
10	.20*†	Stock Option Agreement dated February 4, 2008 by and between CorVel Corporation and Don McFarlane, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008 filed on June 16, 2008.
10.21		Partial Waiver of Automatic Option Grant by Jean Macino dated February 8, 2008	Incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008 filed on June 16, 2008.
10	.22*†	Stock Option Agreement dated February 24, 2009 by and between CorVel Corporation and Daniel J. Starck, providing for performance vesting	Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 2, 2009.
10	.23*†	Stock Option Agreement dated February 24, 2009 by and between CorVel Corporation and Scott R. McCloud, providing for performance vesting	Incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 2, 2009.
10	.24*†	Stock Option Agreement dated February 24, 2009 by and between CorVel Corporation and Donald C. McFarlane, providing for performance vesting	Incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed on March 2, 2009.
10	.25*†	Stock Option Agreement dated February 5, 2009 by and between CorVel Corporation and Diane J. Blaha, providing for performance vesting	Filed herewith.
10	.26*†	Stock Option Agreement dated February 24, 2009 by and between CorVel Corporation and Diane J. Blaha, providing for performance vesting	Filed herewith.
21.1		Subsidiaries of the Company	Filed herewith.
23.1		Consent of Independent Registered Public Accounting Firm, Haskell & White LLP	Filed herewith.
31.1		Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

Exhibit
No.	Title	Method of Filing

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

*	— Denotes management contract or compensatory plan or arrangement.

†	— Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Securities and Exchange Commission.

(b) Exhibits

The exhibits filed as part of this report are listed under Item 15(a) (3) of this Annual Report on Form 10-K.

(c) Financial Statement Schedule

The Financial Statement Schedules required by Regulation S-X and Item 8 of Form 10-K are listed under Item 15(a)(2) of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Corvel Corporation

By:	/s/ Daniel J. Starck
Daniel J. Starck
President, Chief Executive Officer, and Chief
Operating Officer

Date: June 12, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 12, 2009.

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

SELECTED CONSOLIDATED FINANCIAL DATA

The following selected financial data for each of the fiscal years for the five fiscal years ended March 31, 2009, have been derived from the Company’s audited consolidated financial statements. The following data should be read in conjunction with the Company’s Consolidated Financial Statements, the related notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The following amounts are in thousands, except per share data.

	Fiscal Year Ended March 31,
	2005	2006	2007	2008	2009

Statement of Income Data:
Revenues	$291,000	$266,504	$274,581	$301,894	$310,076
Cost of revenues	246,341	221,060	208,746	223,829	236,334

Gross profit	44,659	45,444	65,835	78,065	73,742

General and administrative	28,144	29,590	35,383	39,720	42,133

Income before income taxes	16,515	15,854	30,452	38,345	31,609
Income tax provision	6,358	6,101	11,876	14,961	12,332

Net income	$10,157	$9,753	$18,576	$23,384	$19,277

Net income per share:
Basic	$0.65	$0.67	$1.32	$1.69	$1.43

Diluted	$0.64	$0.67	$1.30	$1.67	$1.42

Shares used in computing net income per share:
Basic	15,629	14,534	14,070	13,856	13,458
Diluted	15,780	14,592	14,268	14,036	13,620
Return on beginning of year equity	13.2%	13.3%	27.3%	29.5%	20.0%
Return on beginning of year assets	9.5%	9.2%	18.6%	20.6%	13.7%

	2005	2006	2007	2008	2009

Balance Sheet Data as of March 31,
Cash and cash equivalents	$8,945	$14,206	$15,020	$17,911	$14,681
Accounts receivable, net	45,611	39,521	41,027	39,164	41,249
Working capital	38,599	34,597	35,018	29,445	28,096
Total assets	105,698	100,098	113,768	140,575	141,209
Retained earnings	129,402	139,155	157,731	178,458	197,735
Treasury stock	(113,481)	(132,205)	(154,091)	(162,302)	(185,762)
Total stockholders’ equity	73,593	68,036	79,197	96,378	96,297

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

The Company disclaims any obligations to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of these factors include (without limitation) general industry and economic conditions; possible litigation and legal liability in the course of operations; cost of capital and capital requirements; competition from other managed care companies; the ability to expand certain areas of the Company’s business; shifts in customer demands; the ability of the Company to produce market-competitive software; changes in operating expenses including employee wages, benefits and medical inflation; governmental and public policy changes, including but not limited to legislative and administrative law and rule implementation or change; dependence on key personnel; the continued availability of financing in the amounts and at the terms necessary to support the Company’s future business; and the other risks identified under the heading “Risk Factors” appearing elsewhere in the report.

Overview

CorVel Corporation is an independent nationwide provider of medical cost containment and managed care services designed to address the escalating medical costs of workers’ compensation and auto claims. The Company’s services are provided to insurance companies, third-party administrators (“TPA’s”), and self-administered employers to assist them in managing the medical costs and monitoring the quality of care associated with healthcare claims.

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

Patient Management Services

In addition to its network solutions services, the Company offers a range of patient management services, which involve working on a one-on-one basis with injured employees and their various healthcare professionals, employers and insurance company adjusters. The services are designed to monitor the medical necessity and appropriateness of healthcare services provided to workers’ compensation and other healthcare claimants and to expedite return to work. The Company offers these services on a stand-alone basis, or as an integrated component of its medical cost containment services. The Company expanded its patient management services to include the processing of claims for self-insured payors to property and casualty insurance with the January 2007 acquisition of the assets of Hazelrigg Risk Management Services and the June 2007 acquisition of the outstanding capital stock of The Schaffer Companies, Ltd and the February 2009 acquisition of the outstanding capital stock of Eagle Claims Services, Inc.

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

Under SFAS 131, two or more operating segments may be aggregated into a single operating segment for financial reporting purposes if aggregation is consistent with the objective and basic principles of SFAS 131, if the segments have similar economic characteristics, and if the segments are similar in each of the following areas: 1) the nature of products and services; 2) the nature of the production processes; 3) the type or class of customer for their products and services; and 4) the methods used to distribute their products or provide their services. We believe each of the Company’s regions meet these criteria as they provide similar services to similar customers using similar methods of production and similar methods to distribute their services.

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

Summary of Fiscal 2009 Annual Results

The Company had revenues of $310 million for fiscal year ended March 31, 2009, an increase of $8 million, or 3%, compared to $302 million for fiscal year ended March 31, 2008. In the quarter ended March 31, 2009, the Company had revenues of $77.1 million, an increase in revenue of $0.1 million, or 0.1% over the $77.0 million reported in the previous quarter ended December 31, 2008. During the past six fiscal quarters, the Company has generated $77 or $78 million in revenue each quarter. The Company was able to maintain its level of business in spite of the decrease in the country’s economy.

The continued decrease in the number of jobs in the manufacturing sector and its corresponding effect on the number of workplace injuries that have become longer-term disability cases, the considerable price competition given the flat-to-declining overall workers compensation market, the increase in competition from local and regional companies, changes and the potential changes in state workers’ compensation and auto managed care laws, which can reduce demand for the Company’s services, have created an environment where revenue and margin growth is more difficult to attain and where revenue growth is uncertain. Additionally, the Company’s technology and preferred provider network competes against other companies, some of which have greater resources available. Also, some customers may handle their managed care services in-house and may reduce the amount of services which are outsourced to managed care companies such as CorVel Corporation. These factors are expected to continue to limit our revenue growth in the near future.

Under SFAS 123R, the Company began to record the vested portion of the fair value of stock options as stock compensation expense on the income statement beginning April 1, 2006 for the fiscal year ended March 31, 2007. Prior to fiscal 2007, the Company reported the stock compensation expense, after-tax, only in a pro forma calculation in the footnotes to the financial statements. During the fiscal year ended March 31, 2009, the Company recorded a stock compensation expense of $1,332,000 before income taxes, and $813,000 after income tax expense. The stock compensation charge reduced diluted earnings per share by $0.06.

In February 2009, the Company’s wholly owned subsidiary, CorVel Enterprise Comp, Inc., acquired 100% of the stock of Eagle Claim Services, Inc. (“Eagle”) for $1.1 million in cash. Eagle is a third-party administrator headquartered in the state of New York. The acquisition is expected to allow the Company to expand its service capabilities as a third-party administrator and provide claims processing services along with patient management services and network solutions services to an increased customer base. The sellers of Eagle have the potential to receive up to an additional $1.1 million cash earn-out, based upon the revenue collected by the Eagle business during the calendar years 2009 and 2010. The exact amount of the earn-out, if any, has not yet been determined but the Company will review the results of the business each quarter during the earn-out period to estimate the amount of the earn out expected to be earned by the sellers. The results of Eagle have been included in the Company’s results from the date of the acquisition through March 31, 2009. For the fiscal year ended March 31, 2009, the results of the acquired business increased the Company’s revenues by approximately $200,000 or less than 0.1% of the Company’s

In June 2007, the Company’s wholly owned subsidiary, CorVel Enterprise Comp, Inc., acquired 100% of the stock of The Schaffer Companies Ltd. (“Schaffer”) for $12.6 million in cash. Schaffer is a TPA headquartered in Maryland. The acquisition is expected to allow the Company to expand its service capabilities as a third-party administrator and provide claims processing services along with patient management services and network solutions services to an increased customer base. During fiscal 2009 the sellers of Schaffer received a cash earn-out of $2.6 million based upon the revenue collected by the Schaffer business during the one-year period after completion of the acquisition.

Results of Operations

Revenue

The Company derives its revenues from providing patient management and network solutions services to payors of workers’ compensation benefits, auto insurance claims and health insurance benefits. Patient management services include utilization review, medical case management, vocational rehabilitation, and claims processing. Network solutions revenues include fee schedule auditing, hospital bill auditing, independent medical examinations, diagnostic imaging review services and preferred provider referral services. The percentages of total revenues attributable to patient management and network solutions services for the fiscal years ended March 31, 2007, 2008, and 2009 are listed below.

	2007	2008	2009

Patient mangement services	39.1%	42.4%	43.2%
Network solutions services	60.9%	57.6%	56.8%

	100.0%	100.0%	100.0%

As noted in the table above, from fiscal 2008 to fiscal 2009 the mix of the Company’s revenues moved 0.8 percentage points from network solutions services to patient management services. This mix shift is primarily due to the increase in revenue from the Company’s claims administration services, which is included in patient management services.

The following table shows the income statements for the past three fiscal years and the dollar changes as well as the percentage changes for each fiscal year.

				Amount	Amount	Percent	Percent
				Change from	Change from	Change from	Change from
	Fiscal	Fiscal	Fiscal	Fiscal 2007 to	Fiscal 2008 to	Fiscal 2007 to	Fiscal 2008 to
	2007	2008	2009	2008	2009	2008	2009

Revenues	$274,581	$301,894	$310,076	$27,313	$8,182	9.9%	2.7%
Cost of revenues	208,746	223,829	236,334	15,083	12,505	7.2	5.6

Gross profit	65,835	78,065	73,742	12,230	(4,323)	18.6	(5.5)
General and administrative	35,383	39,720	42,133	4,337	2,413	12.3	6.1

Income before income taxes	30,452	38,345	31,609	7,893	(6,736)	25.9	(17.6)
Income tax provision	11,876	14,961	12,332	3,085	(2,629)	26.0	(17.6)

Net income	$18,576	$23,384	$19,277	$4,808	$(4,107)	25.9%	(17.6)%

Net income per share:
Basic	$1.32	$1.69	$1.43	$0.37	$(0.26)	28.0%	(15.4)%
Diluted	$1.30	$1.67	$1.42	$0.37	$(0.25)	28.5%	(15.0)%
Shares used in net income per share:
Basic	14,070	13,856	13,458	(214)	(398)	(1.5)%	(2.9)%
Diluted	14,268	14,036	13,620	(232)	(416)	(1.6)%	(3.0%)

As previously identified in the section titled “Risk Factors” in this report, the Company’s ability to maintain or grow revenues is subject to several risks including, but not limited to, changes in government regulations, exposure to litigation and the ability to add or retain customers. Any of these, or a combination of all of them, could have a material and adverse effect on the Company’s results of operations going forward.

The following table sets forth, for the periods indicated, the percentage of revenues represented by certain items reflected in the Company’s consolidated statements of income. The Company’s past operating results are not necessarily indicative of future operating results. The percentages for the three fiscal years ended March 31, 2007, 2008 and 2009 are as follows:

	2007	2008	2009

Revenues	100.0%	100.0%	100.0%
Cost of revenues	76.0%	74 .0%	76 .2%

Gross profit	24.0%	26.0%	23.8%
General and administrative	12.9%	13.2%	13.6%

Income before income taxes	11.1%	12.8%	10.2%
Income tax provision	4.3%	5.0%	4.0%

Net Income	6.8%	7.8%	6.2%

Revenue

The Company derives its revenues from providing patient management and network solutions services to payors of workers’ compensation benefits, auto insurance claims and health insurance benefits. Patient management services include claims administration, utilization review, medical case management and vocational rehabilitation. Network solutions revenues include fee schedule auditing, hospital bill auditing, independent medical examinations, diagnostic imaging review services and preferred provider referral services.

Change in Revenue

Fiscal 2009 Compared to Fiscal 2008

Revenues increased by 3%, to $310 million in fiscal 2009, from $302 million in fiscal 2008, an increase of $8 million. The increase was primarily due to an increase in revenue for the Company’s Enterprise Comp and CareIQ services. Patient management revenues, which encompass Enterprise Comp services, increased $6 million, or 4.6%, to $134 million in fiscal 2009. The Company’s network solutions services revenue, which include CareIQ services, increased $2 million, or 1.3%, to $176 million in fiscal 2009.

The Company’s limited revenue increase reflects the challenging market conditions the Company has experienced during the past few years. The decrease in the nation’s manufacturing employment levels, which has helped lead to a decline in national workers’ compensation claims, considerable price competition in a flat-to-declining overall market, an increase in competition from both larger and smaller competitors, changes and the potential changes in state workers’ compensation and auto managed care laws which can reduce demand for the Company’s services, have created an environment where revenue and margin growth is more difficult to attain and where revenue growth is uncertain. Additionally, the Company’s technology and preferred provider network competes against other companies, some of which have greater resources available. Also, some customers may handle their managed care services in-house and may reduce the amount of services which are outsourced to managed care companies such as CorVel.

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

Fiscal 2008 Compared to Fiscal 2007

Revenues increased by 10% to $302 million in fiscal 2008, from $275 million in fiscal 2007, an increase of $27 million. The increase was primarily due to the acquisition of the assets of Hazelrigg Risk Management Services in January 2007 and the acquisition of the stock of Schaffer in June 2007, as described in the Notes to our Consolidated Financial Statements. These businesses both provide claims processing services to the property and casualty industry. These acquisitions were the primary source of growth in the Company’s patient management services. Excluding these acquisitions of Hazelrigg and Schaffer, the Company’s revenues would have only increased by approximately 1% in fiscal 2008 compared to fiscal 2007. Patient management revenues increased $21 million, or 19.3%, to $128 million in fiscal 2008. The Company’s network solutions services revenue increased $7 million, or 3.9%, to $174 million in fiscal 2008. This increase was primarily due to an increase in the volume of out-of-network bills reviewed which generate greater revenue per bill and an increase in revenue per provider bill reviewed due to increased savings per bill for the Company’s customers.

Cost of Revenue

The Company’s cost of revenues consist of direct expenses, costs directly attributable to the generation of revenue, and field indirect costs which are incurred in the field to support the operations in the field offices which generate the revenue. Direct costs are primarily case manager salaries, bill review analysts, related payroll taxes and fringe benefits, and costs for Independent Medical Examinations (IME), prescription drugs, and MRI providers. Most of the Company’s revenues are generated in offices which provide both patient management services and network solutions services. The largest of the field indirect costs are manager salaries and bonus, account executive base pay and commissions, administrative and clerical support, field systems personnel, PPO network developers, related payroll taxes, fringe benefits, office rent, and telephone expense. Approximately 44% of the costs incurred in the field are field indirect costs which support both the patient management services and network solutions operations of the Company’s field operations.

Change in Cost of Revenue

Fiscal 2009 Compared to Fiscal 2008

The Company’s cost of revenues increased from $224 million in fiscal 2008 to $236 million in fiscal 2009, an increase of 5.6% or $13 million. The increase in cost of revenues was due to the costs associated with the increase in revenue in the Enterprise Comp and CareIQ services. These services operate at a lower margin than the Company’s other services. Due to a mix shift to these less profitable services, the increase in revenue was impacted by a greater increase in the cost of revenues.

Therefore, the Company’s operating productivity declined primarily due to costs associated with operating these services. As a result, the cost of revenues as a percentage of revenues increased from 74% in fiscal 2008 to 76% in fiscal 2009. Additionally, the potential increase in costs to attract and retain qualified employees may cause a material increase in cost of revenues in the future.

Fiscal 2008 Compared to Fiscal 2007

The Company’s cost of revenues increased from $209 million in fiscal 2007 to $224 million in fiscal 2008, a increase of 7.2% or $15 million. The increase in cost of revenues was due to the January and June 2007 acquisitions of Hazelrigg and Schaffer and the related revenues generated by these entities. This was partially offset by the Company improving its operating productivity in both its patient management and network solutions lines of business through improvements in technology and processes. Excluding the acquisitions, the Company’s cost of revenues would have decreased by approximately 2% in fiscal 2008 compared to fiscal 2007.

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

General and Administrative Expense

During fiscals year 2007, 2008 and 2009, approximately 62%, 63%, and 61%, respectively, of general and administrative costs consisted of corporate systems costs, which include the corporate systems support, implementation and training, rules engine development, national information technology (IT) strategy and planning, depreciation of the hardware costs in the Company’s corporate offices and backup data center, the Company’s national wide area network, and other systems related costs. The Company includes all IT related costs managed by the corporate office in general and administrative whereas the field IT related costs are included in the cost of revenues. The remaining general and administrative costs consist of national marketing, national sales support, corporate legal, corporate insurance, human resources, accounting, product management, new business development, and other general corporate expenses.

Change in General and Administrative Expense

Fiscal 2009 Compared to Fiscal 2008

General and administrative expense increased $2 million, or 6.1%, from $40 million in fiscal 2008 to $42 million in fiscal 2009. General and administrative expense increased as a percentage of revenue by 0.4% from 13.2% of revenue in fiscal 2008 to 13.6% of revenue in fiscal 2009. The Company’s systems expenses increased $1 million, or 4.0%, from fiscal 2008 to fiscal 2009. The increase was primarily related to increased expenditures in national IT planning, development, programming and management costs. Given the importance the Company places on its proprietary software, these costs may continue to increase.

The increase in cost due to the development and maintenance of software products and the implementation and incorporation of new technologies to remain competitive could have a material adverse effect on the Company’s results of operations in the future. Likewise, the Company’s exposure to litigation and increasing costs of insurance could have a material adverse effect on the Company’s results of operations as well.

Fiscal 2008 Compared to Fiscal 2007

General and administrative expense increased $4 million from $35 million in fiscal 2007 to $40 million in fiscal 2008, or 12.3% General and administrative expense increased as a percentage of revenue by 0.3% from 12.9% of revenue in fiscal 2007 to 13.2% of revenue in fiscal 2008. The Company’s systems expenses increased $3 million, or 12.1%, from fiscal 2007 to fiscal 2008. The increase was primarily related to increased expenditures in national IT infrastructure, planning, development, and programming costs. Given the importance the Company places on its proprietary software, these costs may continue to increase.

Income Tax Provision

Fiscal 2009 Compared to Fiscal 2008

The Company’s income tax expense for fiscal years 2008 and 2009 was $15 million and $12 million, respectively. The Company’s income tax expense in fiscal 2009 decreased due to the decrease in pre-tax income from $38 million in fiscal 2008 to $32 million in fiscal 2009. The effective income tax rates for fiscal years 2008 and 2009 were 39% and 39% respectively. These rates differed from the statutory federal tax rate of 35% primarily due to state income taxes and certain non-deductible expenses.

Fiscal 2008 Compared to Fiscal 2007

The Company’s income tax expense for fiscal years 2007 and 2008, was $12 million and $15 million, respectively. The Company’s income tax expense in fiscal 2008 increased due to the increase in pre-tax income from $30 million in fiscal 2007 to $38 million in fiscal 2008. The effective income tax rates for fiscal years 2007 and 2008 were 39% and 39% respectively. These rates differed from the statutory federal tax rate of 35% primarily due to state income taxes and certain non-deductible expenses.

Net Income

Fiscal 2009 Compared to Fiscal 2008

The Company’s net income for fiscal years 2008 and 2009 was $23 million and $19 million, respectively. The Company’s net income in fiscal 2009 decreased due to the increase in costs in the Company’s field operations as noted above. Revenues increased $8 million while field costs increased $13 million thus decreasing gross margin from 26% in fiscal 2008 to 24% in fiscal 2009.

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

Earnings per Share

Fiscal 2009 Compared to Fiscal 2008

The Company’s diluted earnings per share for fiscal years 2008 and 2009 were $1.67 and $1.42, respectively. The Company’s earnings per share in fiscal 2009 decreased due to the decrease in net income as noted above, offset by the decrease in diluted shares from 14.0 million to 13.6 million due to repurchases under the Company’s stock repurchase program.

Fiscal 2008 Compared to Fiscal 2007

The Company’s diluted earnings per share for fiscal years 2007 and 2008 were $1.30 and $1.67, respectively. The Company’s earnings per share in fiscal 2008 decreased due to the increase in net income as noted above along with the decrease in diluted shares from 14.3 million to 14.0 million due to repurchases under the Company’s stock repurchase program.

Liquidity and Capital Resources

The Company has historically funded its operations and capital expenditures primarily from cash flow from operations, and to a lesser extent, stock option exercises. The Company’s net accounts receivables have historically averaged below 50 days of average sales for the past two fiscal years. Property, net of accumulated depreciation, has historically averaged approximately 10% or less of annual revenue. These historical ratios of investments in assets used in the business has allowed the Company to generate sufficient cash flow to repurchase $186 million of its common stock during the past thirteen fiscal years, without incurring debt, on cumulative net earnings of $198 million. Working capital decreased from $29 million to $27 million from March 31, 2008 to March 31, 2009 primarily due to the decrease in cash from $18 million to $15 million for the same periods, respectively.

The Company believes that cash from operations, available funds under its line of credit, and funds from exercise of stock options granted to employees are adequate to fund existing obligations, repurchase shares of the Company’s common stock under its current share repurchase program, introduce new services, and continue to develop healthcare related businesses for at least the next twelve months. The Company regularly evaluates cash requirements for current operations and commitments, and for capital acquisitions and other strategic transactions. The Company may elect to raise additional funds for these purposes, either through debt or additional equity financings, as appropriate. Additional equity or debt financing may not be available in the amounts, at the times or on terms favorable to us, or at all.

As of March 31, 2009, the Company had $15 million in cash and cash equivalents, invested primarily in short-term, interest-bearing highly liquid investment-grade securities with maturities of 90 days or less.

In May 2009, the Company renewed its credit agreement with a financial institution to provide a revolving credit facility with borrowing capacity of up to $10 million Borrowings under this agreement bear interest, at the Company’s option, at a fixed LIBOR-based rate plus 1.50% or at a fluctuating rate determined by the financial institution to be 1.50% above the daily one-month LIBOR rate. The loan covenants require the Company to maintain the current assets to liabilities ratio of at least 1.25:1, debt to tangible net worth not greater than 1:1 and have positive net income. The Company is not authorized to use this line for stock repurchases. There are no outstanding revolving loans as of the date hereof, but letters of credit in the aggregate amount of $6.3 million have been issued under a letter of credit sub-limit that does not reduce the amount of borrowings available under the revolving credit facility. The credit agreement expires in May 2010.

The Company has historically required substantial capital to fund the growth of its operations, particularly working capital to fund growth in accounts receivable and capital expenditures. The Company believes, however, that the cash balance at March 31, 2009 along with anticipated internally generated funds, the credit facility would be sufficient to meet the Company’s expected cash requirements for at least the next twelve months.

Operating Cash Flows

Fiscal 2009 Compared to Fiscal 2008

Net cash provided by operating activities decreased from $37 million in fiscal 2008 to $31 million in fiscal 2009. The decrease in cash provided by operations was primarily due to a decrease in net income from $23 million at March 31, 2008 to $19 million at March 31, 2009.

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

Investing Activities

Fiscal 2009 Compared to Fiscal 2008

Net cash flow used in investing activities decreased from $29 million in fiscal 2007 to $14 million in fiscal 2009. This decrease in investing activity was primarily due to a decrease in acquisitions from $15 million to $3 million. Furthermore, investing activity in capital additions decreased from $15 million to $10 million. The Company expects future expenditures for property and equipment to increase if revenues increase.

Fiscal 2008 Compared to Fiscal 2007

Net cash flow used in investing activities increased from $21 million in fiscal 2006 to $29 million in fiscal 2008. This increase in investing activity was primarily due to an increase in capital additions from $9 million to $15 million for computer hardware and software and for the Company’s new data center in Portland. The Company expects future expenditures for property and equipment to increase if revenues increase. During fiscal 2008, the Company spent $12 million for the Schaffer acquisition and paid $2 million for the earn-out related to the Hazelrigg acquisition.

Financing Activities

Fiscal 2009 Compared to Fiscal 2008

Net cash flow used in financing activities increased from $5 million in fiscal 2008 to $21 million in fiscal 2009. The increase in cash flow used in financing activities was due to an increase in the purchase of common stock under the Company’s stock repurchase program. During fiscal 2008, the Company spent $8 million to repurchase 328,217 shares of its common stock (at an average price of $25.02 per share). During fiscal 2009, the Company spent $23 million to repurchase 995,129 shares of its common stock (at an average price of $23.57 per share).

If the Company continues to generate cash flow from operating activities, the Company may continue to repurchase shares of its common stock on the open market, if authorized by the Company’s Board of Directors, or seek to identify other businesses to acquire. In September 2008, the Board of Directors increased the number of shares authorized to be repurchased over the life of the stock repurchase program by an additional 1,000,000 shares to 13,150,000 shares. The Company has historically used cash provided by operating activities and from the exercise of stock options to repurchase stock. The Company expects that it may use some of the cash on the balance sheet at March 31, 2009 to repurchase additional shares of its common stock in the future.

Fiscal 2008 Compared to Fiscal 2007

Net cash flow used in financing activities decreased from $9 million in fiscal 2007 to $5 million in fiscal 2008. The decrease in cash flow used in financing activities was due to a decrease in the purchase of common stock under the Company’s stock repurchase program. During fiscal 2007, the Company spent $22 million to repurchase 708,667 shares of its common stock (at an average price of $30.88 per share). During fiscal 2008, the Company spent $8 million to repurchase 328,217 shares of its common stock (at an average price of $25.02 per share).

Contractual Obligations

The following table set forth our contractual obligations at March 31, 2009, which are primarily future minimum lease payments due under non-cancelable operating leases:

		For the Fiscal Years Ended March 31:
	Total	2010	2011 - 2012	2013 - 2014	After 2014

Operating leases	$48,287,000	$12,504,000	$19,636,000	$10,604,000	$5,543,000
FIN 48 — tax liability	3,681,000	3,681,000	—	—	—
Software license	864,000	864,000	—	—	—

Total	$52,832,000	$17,049,000	$19,636,000	$10,604,000	$5,543,000

Litigation.  In February 2005, Kathleen Roche, D.C., as plaintiff, filed a putative class action in Circuit Court for the 20th Judicial District, St. Clair County, Illinois, against the Company. The case seeks unspecified damages based on the Company’s alleged failure to steer patients to medical providers who are members of the CorVel CorCare PPO network and also alleges that we used biased and arbitrary computer software to review medical providers’ bills. In December 2007, the trial court certified a class in this case of all Illinois health care providers with CorVel PPO agreements, excluding hospitals. In January 2008, we filed with the Illinois Appellate Court a petition for interlocutory appeal of the trial court’s class certification order which was denied in April 2008. In May 2008, we appealed the appellate court’s denial of its petition for interlocutory appeal which appeal was also denied by the Illinois Supreme Court in September 2008. We intend to pursue all available legal remedies including vigorously defending this case. An unfavorable outcome in this litigation would materially and adversely affect our business, financial condition or results of operations.

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

We must make significant management judgments and estimates in determining contractual and bad debt allowances in any accounting period. One significant uncertainty inherent in our analysis is whether our past experience will be indicative of future periods. Although we consider future projections when estimating contractual and bad debt allowances, we ultimately make our decisions based on the best information available to us at that time. Adverse changes in general economic conditions or trends in reimbursement amounts for our services could affect our contractual and bad debt allowance estimates, collection of accounts receivable, cash flows, and results of operations. No one customer accounted for 10% or more of accounts receivable at March 31, 2008, and 2009.

Goodwill and Long-Lived Assets:  Goodwill arising from business combinations represents the excess of the purchase price over the estimated fair value of the net assets of the acquired business. Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is tested annually for impairment or more frequently if circumstances indicate the potential for impairment. Also, management tests for impairment of its intangible assets and long-lived assets on an ongoing basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company’s impairment is conducted at a company-wide level. The measurement of fair value is based on an evaluation of market capitalization and is further tested using a multiple of earnings approach. In projecting the Company’s cash flows, management considers industry growth rates and trends and cost structure changes. Based on the Company’s tests and reviews, no impairment of its goodwill, intangible assets or other long-lived assets existed at March 31, 2009. However, future events or changes in current circumstances could affect the recoverability of the carrying value of goodwill and long-lived assets. Should an asset be deemed impaired, an impairment loss would be recognized to the extent the carrying value of the asset exceeded its estimated fair market value.

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

Under the provisions of SFAS No. 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Prior to April 1, 2006, the Company accounted for share-based compensation to employees in accordance with APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” The Company elected to employ the modified prospective transition method as provided by SFAS No. 123R.

For the fiscal year ended March 31, 2009, the Company recorded share-based compensation expense of $1,332,000. Share-based compensation expense recognized in fiscal 2009 is based on awards ultimately expected to vest; therefore, it has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

The key input assumptions that were utilized in the valuation of the stock options granted during the fiscal year ended March 31, 2009 are summarized in the table below.

Weighted average option life (1)	4.7 to 5.0 years
Expected volatility (2)	40% to 45%
Risk free interest rate (3)	1.9% to 3.2%
Dividend yield	0%

(1)	The expected option term is based on historical exercise and post-vesting termination patterns.

(2)	Expected volatility represents a combination of historical stock price volatility and estimated future volatility.

(3)	The risk-free interest rate is based on the implied yield on five year United States Treasury Bill on the date of grant.

Recently Issued Accounting Standards

Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). This statement replaces SFAS No. 141, “Business Combinations” (“SFAS 141”) and establishes the principles and requirements for how the acquirer in a business combination: (a) measures and recognizes the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquired entity, (b) measures and recognizes positive goodwill acquired or a gain from bargain purchase (negative goodwill), and (c) determines the disclosure information that is decision-useful to users of financial statements in evaluating the nature and financial effects of the business combination. Some of the significant changes to the existing accounting guidance on business combinations made by SFAS 141(R) include the following:

•	Most of the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree shall be measured at their acquisition-date fair values in accordance with SFAS 157 fair value rather than SFAS 141’s requirement based on estimated fair values;

•	Acquisition-related costs incurred by the acquirer shall be expensed in the periods in which the costs are incurred rather than included in the cost of the acquired entity;

•	Goodwill shall be measured as the excess of the consideration transferred, including the fair value of any contingent consideration, plus the fair value of any noncontrolling interest in the acquiree, over the fair values of the acquired identifiable net assets, rather than measured as the excess of the cost of the acquired entity over the estimated fair values of the acquired identifiable net assets;

•	Contractual pre-acquisition contingencies are to be recognized at their acquisition date fair values and noncontractual pre-acquisition contingencies are to be recognized at their acquisition date fair values only if it is more likely than not that the contingency gives rise to an asset or liability, whereas SFAS 141 generally permits the deferred recognition of pre-acquisition contingencies until the recognition criteria of SFAS No. 5, “Accounting for Contingencies” are met; and

•	Contingent consideration shall be recognized at the acquisition date rather than when the contingency is resolved and consideration is issued or becomes issuable.

SFAS 141(R) is effective for and shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with earlier adoption prohibited. Assets and liabilities that arose from business combinations with acquisition dates prior to the SFAS 141(R) effective date shall not be adjusted upon adoption of SFAS 141(R) with certain exceptions for acquired deferred tax assets and acquired income tax positions. The adoption of SFAS 141(R) on April 1, 2009, is not expected to have a material effect on the Company’s consolidated financial statements.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. FSP FAS 142-3 amends paragraph 11(d) of SFAS 142 to require an entity to use its own assumptions about renewal or extension of an arrangement, adjusted for the entity-specific factors in paragraph 11 of SFAS 142, even when there is likely to be substantial cost or material modifications. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, with early adoption prohibited. The provisions of FSP FAS 142-3 are to be applied prospectively to intangible assets acquired after April 1, 2009, for the Company, although the disclosure provisions are required for all intangible assets recognized as of or subsequent to April 1, 2009. The adoption of FSP FAS 142-3 on April 1, 2009, is not expected to have a material effect on the Company’s consolidated financial statements.

Fair Value Measurements

In 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS 157 also responds to investors’ requests for expanded information about the extent to which entities measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.

Under SFAS 157, fair value refers to the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts business. SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Fair value measurements are required to be separately disclosed by level within the fair value hierarchy.

SFAS 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007 and for all interim periods within those fiscal years. The adoption of SFAS 157 did not have any impact on the amounts reported for financial assets and liabilities in the Company’s 2009 consolidated financial statements.

In February 2008, the FASB issued Staff Position FAS 157-2, which delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS No. 157. Examples of items to which the deferral applies include the following:

•	Nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination or other new basis event, but not measured at fair value in subsequent periods (nonrecurring fair value measurements).

•	Reporting units measured at fair value in the first step of a goodwill impairment test (measured at fair value on a recurring basis, but not necessarily recognized or disclosed in the financial statements at fair value).

•	Nonfinancial assets and nonfinancial liabilities measured at fair value in the second step of a goodwill impairment test (measured at fair value on a nonrecurring basis to determine the amount of goodwill impairment, but not necessarily recognized or disclosed in the financial statements at fair value).

•	Nonfinancial long-lived assets (asset groups) measured at fair value for an impairment assessment (nonrecurring fair value measurements).

•	Nonfinancial liabilities for exit or disposal activities initially measured at fair value (nonrecurring fair value measurements).

The Company elected to delay the adoption of SFAS No. 157 related to its nonfinancial assets and nonfinancial liabilities disclosed herein and does not expect SFAS No. 157 to have a material and adverse impact on the Company’s financial statements.

Fair Value Option

In 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.

Different measurement attributes have been required under GAAP for different assets and liabilities that can create artificial volatility in earnings. SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.

SFAS 159 requires a company to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS 159 also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157 and SFAS 107, “Disclosures about Fair Value of Financial Instruments.”

SFAS 159 was effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company elected not to report any financial assets or liabilities at fair value under SFAS 159 in its 2009 financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
CorVel Corporation

We have audited the accompanying consolidated balance sheets of CorVel Corporation (the “Company”) as of March 31, 2009 and 2008, and the related statements of income, stockholders’ equity, and cash flows for each of the years ended March 31, 2009, 2008 and 2007. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule for each of the years ended March 31, 2009, 2008, and 2007. We also have audited CorVel Corporation’s internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified a material weakness over the Company’s Period-end Financial Reporting Process because the Company did not maintain adequate controls to support: (i) effective and timely reconciliation analyses for certain significant accounts, (ii) complete and accurate financial statement disclosures, and (iii) restricted access to certain financial systems and files necessary to maintain the integrity of journal entry reviews, account reconciliations, and financial reports. Additionally, indirect lines of responsibilities within the Company’s accounting and reporting function did not provide direct oversight and accountability to allow for timely and accurate financial reporting. This material weakness has been identified and is included in management’s assessment. The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the Company’s 2009 consolidated financial statements and does not affect our report on such financial statements.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the years ended March 31, 2009, 2008, and 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule for each of the years ended March 31, 2009, 2008, and 2007, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As discussed in Note F to the consolidated financial statements, effective April 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertain Tax Positions”, which changed the manner in which the Company accounts for the financial statement recognition and measurement of uncertain tax positions.

/s/ HASKELL & WHITE LLP

Irvine, California
June 12, 2009

CORVEL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Years Ended March 31,
	2007	2008	2009

Revenues	$274,581,000	$301,894,000	$310,076,000
Cost of revenues	208,746,000	223,829,000	236,334,000

Gross profit	65,835,000	78,065,000	73,742,000
General and administrative	35,383,000	39,720,000	42,133,000

Income before income taxes	30,452,000	38,345,000	31,609,000
Income tax provision	11,876,000	14,961,000	12,332,000

Net income	$18,576,000	$23,384,000	$19,277,000

Net income per share:
Basic	$1.32	$1.69	$1.43

Diluted	$1.30	$1.67	$1.42

Weighted average shares outstanding:
Basic	14,070,000	13,856,000	13,458,000
Diluted	14,268,000	14,036,000	13,620,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,
	2008	2009

ASSETS
Current Assets
Cash and cash equivalents	$17,911,000	$14,681,000
Accounts receivable (less allowance for doubtful accounts of $2,888,000 in 2008 and $2,371,000 in 2009)	39,164,000	41,249,000
Prepaid expenses and taxes	5,242,000	4,841,000
Deferred income taxes	4,076,000	4,531,000

Total current assets	66,393,000	65,302,000
Property and equipment, net	30,569,000	29,790,000
Goodwill	31,875,000	34,852,000
Other intangible assets, net	7,789,000	7,495,000
Non-current deferred income taxes and other assets	3,949,000	3,770,000

	$140,575,000	$141,209,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts and taxes payable	$20,475,000	$18,553,000
Accrued liabilities	16,473,000	18,653,000

Total current liabilities	36,948,000	37,206,000
Deferred income taxes	7,249,000	7,706,000

Total liabilities	44,197,000	44,912,000

Commitments and contingencies (Notes I, J, and M)
Stockholders’ Equity
Common stock, $.0001 par value: 60,000,000 shares authorized at March 31, 2008 and 2009; 25,480,315 shares issued (13,792,701 shares outstanding, net of Treasury shares) and 25,600,022 shares issued (12,917,279 shares outstanding, net of Treasury shares) at March 31, 2008 and March 31, 2009, respectively	3,000	3,000
Paid-in-capital	80,219,000	84,321,000
Treasury Stock, at cost (11,687,614 shares in 2008 and 12,682,743 shares in 2009)	(162,302,000)	(185,762,000)
Retained earnings	178,458,000	197,735,000

Total stockholders’ equity	96,378,000	96,297,000

	$140,575,000	$141,209,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Fiscal Years Ended March 31, 2007, 2008, and 2009

							Total
	Common	Stock	Paid-In-	Treasury	Treasury	Retained	Shareholders’
	Shares	Amount	Capital	Shares	Stock	Earnings	Equity

Balance — March 31, 2006	24,776,081	$2,000	$61,084,000	(10,650,730)	$(132,205,000)	$139,155,000	$68,036,000
Stock Split in the form of 50% stock dividend	—	1,000	(1,000)	—	—	—	—
Stock issued under employee stock purchase plan	14,896	—	371,000	—	—	—	371,000
Stock issued under stock option plan, net of shares repurchased	529,112	—	9,250,000	—	—	—	9,250,000
Stock-based compensation expense	—	—	1,258,000	—	—	—	1,258,000
Income tax benefits from stock option exercises	—	—	3,592,000	—	—	—	3,592,000
Purchase of treasury stock	—	—	—	(708,667)	(21,886,000)	—	(21,886,000)
Net income	—	—	—	—	—	18,576,000	18,576,000

Balance — March 31, 2007	25,320,089	3,000	75,554,000	(11,359,397)	(154,091,000)	157,731,000	79,197,000

Cumulative effect adjustment pursuant to adoption of FIN 48	—	—	—	—	—	(2,657,000)	(2,657,000)
Stock issued under employee stock purchase plan	14,424	—	364,000	—	—	—	364,000
Stock issued under stock option plan, net of shares repurchased	145,802	—	2,474,000	—	—	—	2,474,000
Stock-based compensation expense	—	—	1,487,000	—	—	—	1,487,000
Income tax benefits from stock option exercises	—	—	340,000	—	—	—	340,000
Purchase of treasury stock	—	—	—	(328,217)	(8,211,000)	—	(8,211,000)
Net income	—	—	—	—	—	23,384,000	23,384,000

Balance — March 31, 2008	25,480,315	3,000	80,219,000	(11,687,614)	(162,302,000)	178,458,000	96,378,000

Stock issued under employee stock purchase plan	16,390	—	374,000	—	—	—	374,000
Stock issued under stock option plan, net of shares repurchased	103,317	—	1,766,000	—	—	—	1,766,000
Stock-based compensation expense	—	—	1,332,000	—	—	—	1,332,000
Income tax benefits from stock option exercises	—	—	630,000	—	—	—	630,000
Purchase of treasury stock	—	—	—	(995,129)	(23,460,000)	—	(23,460,000)
Net income	—	—	—	—	—	19,277,000	19,277,000

Balance — March 31, 2009	25,600,022	$3,000	$84,321,000	(12,682,743)	$(185,762,000)	$197,735,000	$96,297,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended March 31,
	2007	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$18,576,000	$23,384,000	$19,277,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,122,000	11,768,000	11,778,000
Loss on write down or disposal of property or capitalized software	382,000	130,000	107,000
Stock-based compensation expense	1,258,000	1,487,000	1,332,000
Provision for doubtful accounts	2,462,000	2,464,000	2,434,000
Provision (benefit) for deferred income taxes	(1,517,000)	(2,226,000)	2,000
Changes in operating assets and liabilities:
Accounts receivable	(2,868,000)	761,000	(4,388,000)
Prepaid expenses and taxes	(869,000)	(2,152,000)	401,000
Other assets	397,000	170,000	236,000
Accounts and taxes payable	(294,000)	2,654,000	(1,939,000)
Accrued liabilities	2,343,000	(1,173,000)	2,067,000

Net cash provided by operating activities	29,992,000	37,267,000	31,307,000

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of business, net of cash acquired	(11,972,000)	(14,586,000)	(3,365,000)
Purchases of property and equipment	(8,533,000)	(14,757,000)	(10,482,000)

Net cash used in investing activities	(20,505,000)	(29,343,000)	(13,847,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of employee stock purchase option	371,000	364,000	374,000
Exercise of exercise of common stock options	9,250,000	2,474,000	1,766,000
Tax benefits from stock options	3,592,000	340,000	630,000
Purchase of treasury stock	(21,886,000)	(8,211,000)	(23,460,000)

Net cash used in financing activities	(8,673,000)	(5,033,000)	(20,690,000)

Net increase (decrease) in cash and cash equivalents	814,000	2,891,000	(3,230,000)
Cash and cash equivalents at beginning of year	14,206,000	15,020,000	17,911,000

CASH AND CASH EQUIVALENTS AT END OF YEAR	$15,020,000	$17,911,000	$14,681,000

Non-cash items:
Income taxes paid	$9,736,000	$16,329,000	$11,456,000
Interest expense	$—	$—	$—
Accrual of software license purchase	$—	$1,746,000	$—
Acquisition earnout	$—	$500,000	$—

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008 and 2009

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

Use of Estimates:  The preparation of financial statements in compliance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. Actual results could differ from those estimates. Significant estimates include the values assigned to intangible assets, capitalized software development, the allowance for doubtful accounts, accrual for income taxes, purchase price allocation for acquisitions, and accrual for self-insurance reserves.

Cash and Cash Equivalents:  Cash and cash equivalents consist of short-term, interest-bearing highly-liquid investment-grade securities with maturities of 90 days or less when purchased.

Fair Value of Financial Instruments:  The carrying amounts of the Company’s financial instruments (i.e. cash, accounts receivable, accounts payable, etc.) approximate their fair values at March 31, 2008 and 2009.

Revenue Recognition:  The Company’s revenues are recognized primarily as services are rendered based on time and expenses incurred. A certain portion of the Company’s revenues are derived from fee schedule auditing which is based on the number of provider charges audited and on a percentage of savings achieved for the Company’s customers. The Company generally recognizes revenue when there is persuasive evidence of an arrangement, the services have been provided to the customer, the sales price is fixed or determinable, and collectability is reasonably assured. The Company reduces revenue for estimated contractual allowances and record any amounts invoiced to the customer in advance of service performance as deferred revenue. Emerging Issues Task Force (“EITF”) Topic 00-21, Revenue Arrangements with Multiple Deliverables, addresses the accounting for revenues in which multiple products and/or services are delivered at different times under one arrangement with a customer, and provides guidance in determining whether multiple deliverables should be considered as separate units of accounting. The Company may provide patient management and network solutions services to the same customer from the same CorVel office. The Company reviewed its revenue recognition policy with respect to EITF 00-21 and determined that the Company is properly recognizing revenue as each service is performed for the customer.

Accounts Receivable:  The majority of the Company’s accounts receivable is due from companies in the property and casualty insurance industries. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable, along with sales adjustments, to cost of revenues when they become uncollectible. Accounts receivable includes $2,149,000 and $2,902,000 of unbilled receivables at March 31, 2008 and 2009, respectively. Unbilled receivables represent the revenue for the work performed which has not yet been invoiced to the customer. Unbilled receivables are generally invoiced within the following month.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentrations of Credit Risk:  Substantially all of the Company’s customers are payors of workers’ compensation expense and property and casualty insurance, which include insurance companies, third party administrators, self-insured employers and government entities. Receivables are generally due within 30 days. Credit losses relating to customers in the workers’ compensation insurance industry consistently have been within management’s expectations. Virtually all of the Company’s cash is invested at financial institutions in amounts which exceed the FDIC insurance levels. No customer accounted for 10% or more of either revenue for fiscal 2007, 2008, or 2009 and no customer accounted for 10% or more of accounts receivable at either March 31, 2008 or 2009.

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

The Company capitalizes software development costs intended for internal use. The Company accounts for internally developed software costs in accordance with SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. Capitalized software development costs, intended for internal use, totaled $6,293,000 (net of $28,771,000 in accumulated amortization) and $7,485,000, (net of $31,574,000 in accumulated amortization) as of March 31, 2008 and 2009, respectively. These costs are included in computer software in property and equipment and are amortized over a period of five years.

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

Goodwill:  The Company accounts for its business combinations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” which requires that the purchase method of accounting be applied to all business combinations and addresses the criteria for initial recognition of intangible assets and goodwill. In accordance with SFAS No. 142, “Goodwill and Other Intangibles”, goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment annually, or more frequently if circumstances indicate the possibility of impairment. If the carrying value of goodwill or an intangible asset exceeds its fair value, an impairment loss shall be recognized. The Company’s goodwill impairment test is conducted company-wide and the fair value is compared to its carrying value. The measurement of fair value is based on an evaluation of market capitalization and is further tested using a multiple of earnings approach. For all years presented, the Company’s tests indicated that no impairment existed and, accordingly, no loss has been recognized. Goodwill amounted to $31,875,000, (net of accumulated amortization of $2,069,000) at March 31, 2008 and $34,852,000, (net of accumulated amortization of $2,069,000) at March 31, 2009.

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

Income Taxes:  Income taxes are provided for in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” Accordingly, deferred income tax assets and liabilities are computed for differences between the carrying amounts of assets and liabilities for financial statement and tax purposes. Deferred income tax assets

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are required to be reduced by a valuation allowance when it is determined that it is more likely than not that all or a portion of a deferred tax asset will not be realized. In determining the necessity and amount of a valuation allowance, management considers current and past performance, the operating market environment, tax planning strategies and the length of tax benefit carry forward periods. As of April 1, 2007, Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of SFAS No. 109 was adopted. Prior to April 1, 2007, tax contingencies were accounted for under the principles of SFAS No. 5, “Accounting for Contingencies”. The impact resulting from the adoption of FIN 48 has been accounted for as a cumulative effect adjustment recorded to the April 1, 2007 retained earnings balance.

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

Share-Based Compensation:  Prior to fiscal 2007, the Company accounted for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company adopted the provisions of SFAS No. 123R, “Share-Based Payment” on April 1, 2006. The Company elected to employ the modified prospective transition method and, accordingly, financial statement amounts for prior periods presented were not restated to reflect the fair value method of expensing share-based compensation.

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

The difference between the basic shares and the diluted shares for each of the three fiscal years ended March 31, 2007, 2008, and 2009 is as follows:

	Fiscal 2007	Fiscal 2008	Fiscal 2009

Basic weighted shares	14,070,000	13,856,000	13,458,000
Treasury stock impact of stock options	198,000	180,000	162,000

Diluted weighted shares	14,268,000	14,036,000	13,620,000

Recently Issued Accounting Standards

Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). This statement replaces SFAS No. 141, “Business Combinations” (“SFAS 141”) and establishes the principles and requirements for how the acquirer in a business combination: (a) measures and recognizes the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquired entity, (b) measures and recognizes positive goodwill acquired or a gain from bargain purchase (negative goodwill), and (c) determines the disclosure information that is decision-useful to users of financial statements in evaluating the nature and financial effects of the business combination. Some of the significant changes to the existing accounting guidance on business combinations made by SFAS 141(R) include the following:

•	Most of the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree shall be measured at their acquisition-date fair values in accordance with SFAS 157 fair value rather than SFAS 141’s requirement based on estimated fair values;

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Acquisition-related costs incurred by the acquirer shall be expensed in the periods in which the costs are incurred rather than included in the cost of the acquired entity;

•	Goodwill shall be measured as the excess of the consideration transferred, including the fair value of any contingent consideration, plus the fair value of any noncontrolling interest in the acquiree, over the fair values of the acquired identifiable net assets, rather than measured as the excess of the cost of the acquired entity over the estimated fair values of the acquired identifiable net assets;

•	Contractual pre-acquisition contingencies are to be recognized at their acquisition date fair values and noncontractual pre-acquisition contingencies are to be recognized at their acquisition date fair values only if it is more likely than not that the contingency gives rise to an asset or liability, whereas SFAS 141 generally permits the deferred recognition of pre-acquisition contingencies until the recognition criteria of SFAS No. 5, “Accounting for Contingencies” are met; and

•	Contingent consideration shall be recognized at the acquisition date rather than when the contingency is resolved and consideration is issued or becomes issuable.

SFAS 141(R) is effective for and shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with earlier adoption prohibited. Assets and liabilities that arose from business combinations with acquisition dates prior to the SFAS 141(R) effective date shall not be adjusted upon adoption of SFAS 141(R) with certain exceptions for acquired deferred tax assets and acquired income tax positions. The adoption of SFAS 141(R) on April 1, 2009, is not expected to have a material effect on the Company’s consolidated financial statements.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. FSP FAS 142-3 amends paragraph 11(d) of SFAS 142 to require an entity to use its own assumptions about renewal or extension of an arrangement, adjusted for the entity-specific factors in paragraph 11 of SFAS 142, even when there is likely to be substantial cost or material modifications. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, with early adoption prohibited. The provisions of FSP FAS 142-3 are to be applied prospectively to intangible assets acquired after April 1, 2009, for the Company, although the disclosure provisions are required for all intangible assets recognized as of or subsequent to April 1, 2009. The adoption of FSP FAS 142-3 on April 1, 2009, is not expected to have a material effect on the Company’s consolidated financial statements.

Fair Value Measurements

In 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS 157 also responds to investors’ requests for expanded information about the extent to which entities measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.

Under SFAS 157, fair value refers to the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts business. SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reporting entity’s own data. Fair value measurements are required to be separately disclosed by level within the fair value hierarchy.

SFAS 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007 and for all interim periods within those fiscal years. The adoption of SFAS 157 did not have any impact on the amounts reported for financial assets and liabilities in the Company’s 2009 consolidated financial statements.

In February 2008, the FASB issued Staff Position FAS 157-2, which delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS No. 157. Examples of items to which the deferral applies include the following:

•	Nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination or other new basis event, but not measured at fair value in subsequent periods (nonrecurring fair value measurements).

•	Reporting units measured at fair value in the first step of a goodwill impairment test (measured at fair value on a recurring basis, but not necessarily recognized or disclosed in the financial statements at fair value).

•	Nonfinancial assets and nonfinancial liabilities measured at fair value in the second step of a goodwill impairment test (measured at fair value on a nonrecurring basis to determine the amount of goodwill impairment, but not necessarily recognized or disclosed in the financial statements at fair value).

•	Nonfinancial long-lived assets (asset groups) measured at fair value for an impairment assessment (nonrecurring fair value measurements).

•	Nonfinancial liabilities for exit or disposal activities initially measured at fair value (nonrecurring fair value measurements).

The Company elected to delay the adoption of SFAS No. 157 related to its nonfinancial assets and nonfinancial liabilities disclosed herein and does not expect SFAS No. 157 to materially affect the Company’s consolidated financial statements.

Fair Value Option

In 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.

Different measurement attributes have been required under GAAP for different assets and liabilities that can create artificial volatility in earnings. SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.

SFAS 159 requires a company to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS 159 also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157 and SFAS 107, “Disclosures about Fair Value of Financial Instruments.”

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS 159 was effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company elected not to report any financial assets or liabilities at fair value under SFAS 159 in its 2009 financial statements.

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 revises the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. Under the new standard, noncontrolling interests will be considered equity and the practice of classifying minority interests within a mezzanine section of the balance sheet will be eliminated. Net income will encompass the total income of all consolidated subsidiaries and there will be separate disclosure on the face of the income statement of the attribution of that income between the controlling and noncontrolling interests. Increases and decreases in the noncontrolling ownership interest amount will be accounted for as equity transactions. An issuance of noncontrolling interests that causes the controlling interest to lose control and deconsolidate a subsidiary will be accounted for by full gain or loss recognition. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and early adoption is not permitted. The Company does not expected this pronouncement to have any impact on its financial statements.

Note B — Paid-in-capital

In August 2007, the shareholders of CorVel Corporation approved an amendment to the Company’s certificate of incorporation to increase the number of authorized shares from 30,000,000 to 60,000,000.

Note C — Stock Options and Stock Based Compensation

Under the Company’s Restated Omnibus Incentive Plan (Formerly The Restated 1988 Executive Stock Option Plan) (“the Plan”) as in effect at March 31, 2009, options for up to 9,682,500 shares of the Company’s common stock may be granted to key employees, non-employee directors and consultants at exercise prices not less than the fair market value of the stock at the date of grant. Options granted under the Plan are non-statutory stock options and generally vest 25% one year from date of grant and the remaining 75% vesting ratably each month for the next 36 months. The options granted to employees and the board of directors expire at the end of five years and ten years from date of grant, respectively.

Prior to fiscal year 2007, the Company had not granted any performance-based stock options under the Plan. During fiscal 2007, the Company granted options for 149,000 shares of common stock which vest only if the Company achieves pre-determined earnings per share targets for calendar years 2008, 2009, and 2010 as established by the Company’s board of directors. The earnings per share targets for all calendar years are greater than the Company’s current earnings per share and the Company has not yet recognized any aggregate stock compensation expense for the options within these tranches. The Company will recognize these expenses when management believes that it’s probable that the targets will be achieved.

During fiscal 2008 and 2009, the Company granted options for 42,000 and 10,000 shares, respectively, of common stock which vest only if the Company achieves certain pre-determined revenue targets for certain services for each region in calendar years 2009, 2010 and 2011 as established by the Company’s board of directors. These targets are greater than the Company’s present revenue streams in these services and the Company has not recognized any stock compensation expense for these options. The Company will recognize these expenses when management believes that it’s probable that the targets will be achieved.

During fiscal 2009, the Company granted options for 100,000 shares of common stock which vest only if the Company achieves certain pre-determined earnings per share targets in calendar years 2009, 2010 and 2011 as established by the Company’s board of directors. These targets are greater than the Company’s present earnings per

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

share and the Company has not recognized any stock compensation expense for these options. The Company will recognize these expenses when management believes that it’s probable that the targets will be achieved.

All options granted in the three fiscal years ended March 31, 2007, 2008, and 2009 were granted at fair market value and are non-statutory stock options. Summarized information for all stock options for the past three fiscal year follows:

	2007	2008	2009

Options outstanding — beginning of the year	1,269,723	1,021,141	1,030,858
Options granted	495,175	186,350	230,775
Options exercised	(543,614)	(148,878)	(107,640)
Options cancelled/forfeited	(200,143)	(27,755)	(38,822)

Options outstanding — end of year	1,021,141	1,030,858	1,115,171

During the year, weighted average exercise price of:
Options granted	$20.07	$25.84	$24.19
Options exercised	$18.31	$17.94	$17.23
Options forfeited	$18.53	$19.05	$23.54
At the end of the year
Price range of outstanding options	$6.81-$47.70	$8.08-$47.70	$9.89-$47.70
Weighted average exercise price per share	$17.84	$19.24	$20.31
Options available for future grants	1,347,023	1,188,428	996,475
Exercisable options	315,713	404,479	477,561

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

For the years ended March 31, 2007, 2008 and 2009, the Company recorded share-based compensation expense of $1,258,000, $1,487,000, and $1,332,000, respectively. The table below shows the amounts recognized in the financial statements for the fiscal years ended March 31, 2007, 2008 and 2009.

	Fiscal 2007	Fiscal 2008	Fiscal 2009

Cost of revenue	$657,000	$638,000	$539,000
General and administrative	601,000	849,000	793,000

Total cost of stock-based compensation included in income before income tax	1,258,000	1,487,000	1,332,000
Amount of income tax benefit recognized	490,000	580,000	519,000

Amount charged to net income	$768,000	$907,000	$813,000

Effect on basic earnings per share	$0.05	$0.06	$0.06

Effect on diluted earnings per share	$0.05	$0.06	$0.06

Share-based compensation is based on awards ultimately expected to vest; therefore, it has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model with the assumptions included in the table below. The Company uses historical data among other factors to estimate the expected volatility, the expected option life, and the expected forfeiture rate. The risk-free rate is based on the interest rate paid on a U.S. Treasury issue with a term similar to the estimated life of the option. During fiscal 2009, based upon the historical experience of option cancellations, the Company used estimated forfeiture rates ranging from 10.1% to 10.3%. Forfeiture rates will be adjusted over the requisite service period when actual forfeitures differ, or are expected to differ, from the estimate.

The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for fiscal years ended March 31, 2007, 2008 and 2009:

	Fiscal 2007	Fiscal 2008	Fiscal 2009

Expected volatility	38% to 40%	39% to 40%	40% to 45%
Risk free interest rate	4.6% to 4.9%	2.8% to 4.6%	1.9% to 3.2%
Dividend yield	0.0%	0.0%	0.0%
Weighted average option life	4.8 to 5.0 years	4.7 to 4.8 years	4.7 to 5.0 years

The following table summarizes the status of stock options outstanding and exercisable at March 31, 2009:

			Outstanding	Exercisable	Exercisable
		Weighted	Options –	Options –	Options –
	Number of	Average	Weighted	Number of	Weighted
	Outstanding	Remaining	Average	Exercisable	Average
Range of Exercise Prices	Options	Contractual Life	Exercise Price	Options	Exercise Price

$9.89 to $15.55	207,420	2.00	$13.19	168,043	$13.08
$15.56 to $18.09	367,217	2.38	16.30	171,560	16.60
$18.10 to $25.30	273,470	4.46	22.21	55,409	22.96
$25.31 to $47.70	267,064	3.95	29.41	82,549	29.57

Total	1,115,171	3.19	$20.31	477,561	$18.34

A summary of the status for all outstanding options at March 31, 2009, and changes during the fiscal year then ended is presented in the table below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic Value
	Number of	Exercise Price	Contractual	as of March 31,
	Options	per Share	Life (Years)	2009

Options outstanding, March 31, 2008	1,030,858	$19.24
Granted	230,775	24.19
Exercised	(107,640)	17.23
Cancelled — forfeited	(18,758)	21.27
Cancelled — expired	(20,064)	25.70

Options outstanding, March 31, 2009	1,115,171	$20.31	3.19	$2,946,124

Options vested and expected to vest	989,129	$20.18	3.09	$2,776,466

Ending exercisable	477,561	$18.34	2.49	$1,827,404

The weighted average fair value of options granted during fiscal 2007, 2008, and 2009 was $8.38, $10.31, and $9.70, respectively. The total intrinsic value of options exercised during fiscal years 2007, 2008, and 2009 were $7,565,000, $1,322,000, and $1,560,000 respectively.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company received $9,250,000, $2,474,000, and $1,766,000 of cash receipts from the exercise of stock options during fiscal 2007, 2008, and 2009, respectively. Vested options at March 31, 2009 were 477,561. Unvested options at March 31, 2009 were 637,610.

Note D — Property and Equipment

Property and equipment, net consists of the following at March 31, 2008 and 2009:

	2008	2009

Office equipment and computers	$50,915,000	$49,834,000
Computer software	45,435,000	49,348,000
Leasehold improvements	4,280,000	4,715,000

	100,630,000	103,897,000
Less: accumulated depreciation and amortization	(70,061,000)	(74,107,000)

	$30,569,000	$29,790,000

Note E — Accounts and Taxes Payable and Accrued Liabilities

Accounts and taxes payable consist of the following at March 31, 2008 and 2009:

	2008	2009

Accounts payable	$14,068,000	$12,747,000
Income taxes payable	6,407,000	5,806,000

	$20,475,000	$18,553,000

Accrued liabilities consist of the following at March 31, 2008 and 2009:

	2008	2009

Payroll taxes and employee benefits	$7,843,000	$9,212,000
Self-insurance accruals	4,735,000	4,276,000
Deferred revenue	2,082,000	4,079,000
Accrued rent	891,000	981,000
Other	922,000	105,000

	$16,473,000	$18,653,000

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note F — Income Taxes

The income tax provision consists of the following for the three fiscal years ended March 31, 2007, 2008 and 2009:

	2007	2008	2009

Current — Federal	$12,260,000	$12,970,000	$9,808,000
Current — State	1,133,000	2,166,000	2,273,000

Subtotal	13,393,000	15,136,000	12,081,000

Deferred — Federal	(1,379,000)	11,000	461,000
Deferred — State	(138,000)	(186,000)	(210,000)

Subtotal	(1,517,000)	(175,000)	251,000

	$11,876,000	$14,961,000	$12,332,000

The following is a reconciliation of the income tax provision from the statutory federal income tax rate to the effective rate for the three fiscal years ended March 31, 2007, 2008 and 2009:

	2007	2008	2009

Income taxes at federal statutory rate (35%)	$10,659,000	$13,433,000	$11,063,000
State income taxes, net of federal benefit	646,000	1,287,000	1,439,000
Other	571,000	241,000	(170,000)

	$11,876,000	$14,961,000	$12,332,000

Income taxes paid totaled $9,736,000, $16,329,000, and $11,456,000 for the fiscal years ended March 31, 2007, 2008, and 2009, respectively.

Deferred tax assets and liabilities at March 31, 2008 and 2009 are:

	2008	2009

Deferred income tax assets :
Accrued liabilities not currently deductible	$3,107,000	$3,979,000
Allowance for doubtful accounts	1,169,000	938,000
FIN 48 income tax benefits	1,969,000	1,780,000
Stock compensation	936,000	1,226,000
Other	801,000	265,000

Deferred assets	7,982,000	8,188,000

Deferred income tax liabilities:
Excess of book over tax bas is of fixed assets	(3,931,000)	(4,678,000)
In tangible assets	(2,902,000)	(1,879,000)
Other	(416,000)	(1,149,000)

Deferred liabilities	(7,249,000)	(7,706,000)

Net deferred tax (liability) asset	$733,000	$482,000

Prepaid expenses and taxes include $2,611,000 and $1,805,000 at March 31, 2008 and 2009, respectively, for income taxes due in the first quarter of the succeeding fiscal year.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company adopted the provisions of FIN 48 on April 1, 2007. As a result of the implementation of FIN 48, the Company recognized $2,657,000 in additional liability for uncertainties involving filing positions in various jurisdictions. This uncertainty is subject to review by state taxing agencies. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance as of March 31, 2008	$4,480,000
Additions based on tax positions related to the current year	20,000
Additions for tax positions of prior years	533,000
Reductions for tax positions of prior years	(1,352,000)

Balance as of March 31, 2009	$3,681,000

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. During the fiscal years ended March 31, 2008 and 2009, the Company recognized approximately $88,000 and $87,000 in interest and penalties. As of the FIN 48 adoption date of April 1, 2007 and as of March 31, 2009, accrued interest and penalties related to uncertain tax positions was $1,785,000 and $1,747,000, respectively.

The Company believes there will be a material reduction in its unrecognized tax benefits within the next 12 months due to settlements with various tax jurisdictions.

The tax fiscal years 2006-2008 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Note G — Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (“ESPP”) which was amended by approval of the Company’s stockholders in September 2005 to allow employees of the Company and its subsidiaries to purchase shares of common stock on the last day of two six-month purchase periods (i.e. March 31 and September 30) at a purchase price which is 95% of the closing sale price of shares as quoted on NASDAQ on the last day of such purchase period. Employees are allowed to contribute up to 20% of their gross pay. A maximum of 1,425,000 shares has been authorized for issuance under the ESPP, as amended. As of March 31, 2009, 1,161,471 shares had been issued pursuant to the ESPP. Summarized ESPP information is as follows:

	2007	2008	2009

Employee contributions	$371,000	$364,000	$374,000
Shares acquired	14,896	14,424	16,390
Average purchase price	$24.91	$25.24	$22.82

Note H — Treasury Stock

During each of the three fiscal years in the period ended March 31, 2009, the Company continued to repurchase shares of its common stock under a plan originally approved by the Company’s Board of Directors in 1996. Including an expansion authorized in September 2008, the total number of shares authorized to be repurchased is 13,150,000 shares. Purchases may be made from time to time depending on market conditions and other relevant factors. The share repurchases for fiscal years ended March 31, 2007, 2008 and 2009 and cumulative since inception of the authorization are as follows:

	2007	2008	2009	Cumulative

Shares repurchased	708,667	328,217	995,129	12,682,743
Cost	$21,886,000	$8,211,000	$23,460,000	$185,762,000
Average price	$30.88	$25.02	$23.57	$14.65

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The repurchased shares were recorded as treasury stock, at cost, and are available for general corporate purposes. The repurchases were primarily financed from cash generated from operations and from the cash proceeds and income tax benefits from the exercise of stock options.

Note I — Commitments, Contingencies and Legal Proceedings

The Company leases office facilities under noncancelable operating leases. Some of these leases contain escalation clauses. Future minimum rental commitments under operating leases at March 31, 2009 are $12,504,000 in fiscal 2010, $10,866,000 in fiscal 2011, $8,770,000 in fiscal 2012, $6,446,000 in fiscal 2013, $4,157,000 in fiscal 2014, $5,544,000 thereafter, and $48,287,000 in the aggregate. Total rental expense of $12,177,000, $14,338,000, and $15,094,000 was charged to operations for the years ended March 31, 2007, 2008, and 2009, respectively.

In February 2005, Kathleen Roche, D.C., as plaintiff, filed a putative class action in Circuit Court for the 20th Judicial District, St. Clair County, Illinois, against the Company. The case seeks unspecified damages based on the Company’s alleged failure to steer patients to medical providers who are members of the CorVel CorCare PPO network and also alleges that the Company used biased and arbitrary computer software to review medical providers’ bills. In December 2007, the trial court certified a class in this case of all Illinois health care providers with CorVel PPO agreements, excluding hospitals. In January 2008, CorVel filed with the Illinois Appellate Court a petition for interlocutory appeal of the trial court’s class certification order which was denied in April 2008. In May 2008, the Company appealed the appellate court’s denial of its petition for interlocutory appeal which appeal was also denied by the Illinois Supreme Court in September 2008. The Company intends to pursue all available legal remedies including vigorously defending this case. The Company is not able to estimate the amount of possible loss, if any, at this time.

The Company is involved in other litigation arising in the normal course of business. Management believes that resolution of these matters will not result in any payment that, in the aggregate, would be material to the financial position or results of the operations of the Company.

Note J — Retirement Savings Plan

The Company maintains a retirement savings plan for its employees, which is a qualified plan under Section 401(k) of the Internal Revenue Code. Full-time employees that meet certain requirements are eligible to participate in the plan. Employer contributions are made annually, primarily at the discretion of the Company’s Board of Directors. Contributions of $151,000, $161,000 and $256,000 were charged to operations for the fiscal years ended March 31, 2007, 2008, and 2009, respectively.

Note K — Shareholder Rights Plan

During fiscal 1997, the Company’s Board of Directors approved the adoption of a Shareholder Rights Plan. The Shareholder Rights Plan provides for a dividend distribution to CorVel stockholders of one preferred stock purchase right for each outstanding share of CorVel’s common stock under certain circumstances. In April 2002, the Board of Directors of CorVel approved an amendment to the Shareholder Rights Plan to extend the expiration date of the rights to February 10, 2012, set the exercise price of each right at $118, and enable Fidelity Management & Research Company and its affiliates to purchase up to 18% of the shares of common stock of the Company without triggering the stockholder rights, with the limitations under the Shareholder Rights Plan remaining in effect for all other stockholders of the Company. In November 2008, the Company’s Board of Directors approved an amendment to the Shareholder Rights Plan to extend the expiration date of the rights to February 10, 2022, remove the ability of Fidelity Management & Research Company and its affiliates to purchase up to 18% of the shares of common stock of the Company without triggering the stockholder rights, substitute Computershare Trust Company, N.A. as the rights agent and effect certain technical changes to the Shareholder Rights Plan.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note L — Acquisitions

In December 2006, the Company’s wholly-owned subsidiary, CorVel Enterprise Comp, Inc., entered into an Asset Purchase Agreement with Hazelrigg Risk Management Services, Inc. and its affiliated companies (“Hazelrigg”) to acquire certain assets and liabilities of Hazelrigg, for an initial cash payment of $12 million. The Company completed the acquisition on January 31, 2007 and paid the initial cash payment on that date. Hazelrigg is a California based provider of integrated medical management, claims processing and technology services for workers’ compensation clients. The acquisition represented an expansion of CorVel’s Enterprise Comp service offering in the Southern California marketplace. The sellers of Hazelrigg also received an additional $2.5 million, net of working capital adjustments, in a cash earn-out based upon the revenue collected by the business during the one-year period after consummation of the acquisition.

The following table summarizes the recorded value of the Hazelrigg assets acquired and liabilities assumed at the date of acquisition:

	Life	Amount

Accounts receivable, net		$1,100,000
Property and equipment, net		321,000
Covenant not to compete	5 Years	250,000
Customer relationships	18 Years	4,446,000
TPA license	15 Years	26,000
Goodwill		9,487,000

Subtotal		15,630,000
Less: Accounts payable and deferred revenue		1,348,000

Total		$14,282,000

In June 2007, the Company’s wholly owned subsidiary, CorVel Enterprise Comp, Inc., acquired 100% of the stock of The Schaffer Companies Ltd. (“Schaffer”) for $12.3 million in cash. Schaffer is a third-party administrator headquartered in Maryland. The acquisition allows the Company to expand its service capabilities as a third-party administrator and provide claims processing services along with patient management services and network solutions services to an increased customer base. The sellers of Schaffer received an additional $2.6 million in cash based upon the revenue collected by the Schaffer business during the one-year period after completion of the acquisition.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the fair value of the Schaffer assets acquired and liabilities assumed at the date of acquisition:

	Life	Amount

Accounts receivable, net		$1,362,000
Property and equipment, net		586,000
Other assets		104,000
Covenant not to compete	5 Years	500,000
Customer relationships	20 Years	2,962,000
TPA licenses	15 Years	152,000
Software	5 Years	50,000
Goodwill		12,154,000

Subtotal		17,870,000

Less: Accounts payable and deferred revenue		2,636,000

Total		$15,234,000

In February 2009, the Company’s wholly owned subsidiary, CorVel Enterprise Comp, Inc., acquired 100% of the stock of Eagle Claim Services, Inc. (“Eagle”) for $1.1 million in cash. Eagle is a third-party administrator headquartered in the state of New York. The acquisition is expected to allow the Company to expand its service capabilities as a third-party administrator and provide claims processing services along with patient management services and network solutions services to an increased customer base. The sellers of Eagle have the potential to receive up to an additional $1.1 million in a cash earn-out based upon the revenue collected by the Eagle business during calendar years 2009 and 2010. The exact amount of the earn-out, if any, has not yet been determined but the Company will review the results of the business each quarter during the earn-out period to estimate the amount of the earn-out expected to be earned by the sellers. The results of Eagle have been included in the Company’s results from the date of the acquisition through March 31, 2009. For the fiscal year ended March 31, 2009, the results of the acquired business increased the Company’s revenues by approximately $200,000 or less than 1/10 of 1%.

The following supplemental unaudited pro forma information presents the combined operating results of the Company and the acquired business during fiscal years 2007, 2008 and 2009, as if the acquisitions had occurred at the beginning of each of the periods presented. The pro forma information is based on the historical financial statements of the Company and that of the acquired businesses. Amounts are not necessarily indicative of the results that may have been attained had the combinations been in effect at the beginning of the periods presented or that may be achieved in the future.

	Fiscal 2007	Fiscal 2008	Fiscal 2009

Pro forma revenue	$300,119,000	$305,113,000	$311,476,000
Pro forma income before income taxes	$31,494,000	$38,502,000	$31,609,000
Pro forma net income	$19,212,000	$23,483,000	$19,277,000
Pro forma basic earnings per share	$1.37	$1.69	$1.43
Pro forma diluted earnings per share	$1.35	$1.67	$1.42

Note M — Line of Credit and Subsequent Event

In May 2009, the Company renewed its credit agreement with a financial institution to provide a revolving credit facility with borrowing capacity of up to $10 million Borrowings under this agreement bear interest, at the Company’s option, at a fixed LIBOR-based rate plus 1.50% or at a fluctuating rate determined by the financial institution to be 1.50% above the daily one-month LIBOR rate. The loan covenants require the Company to

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

maintain the current assets to liabilities ratio of at least 1.25:1, debt to tangible net worth not greater than 1:1 and have positive net income. The Company is not authorized to use this line for stock repurchases. There are no outstanding revolving loans as of the date hereof, but letters of credit in the aggregate amount of $6.3 million have been issued under a letter of credit sub-limit that does not reduce the amount of borrowings available under the revolving credit facility. The credit agreement expires in May 2010.

Note N — Quarterly Results (Unaudited)

The following is a summary of unaudited quarterly results of operations for each of the quarters in the two fiscal years ended March 31, 2008 and 2009:

				Net Income	Net Income
				per Basic	per Diluted
				Common	Common
	Revenues	Gross Profit	Net Income	Share	Share

Fiscal Year Ended March 31, 2008:
First Quarter	$74,337,000	$18,181,000	$5,561,000	$0.40	$0.39
Second Quarter	73,510,000	18,654,000	5,632,000	0.41	0.40
Third Quarter	76,679,000	20,400,000	5,987,000	0.43	0.43
Fourth Quarter	77,368,000	20,830,000	6,204,000	0.45	0.44
Fiscal Year Ended March 31, 2009:
First Quarter	$78,201,000	$19,933,000	$5,567,000	$0.40	$0.40
Second Quarter	77,855,000	18,859,000	4,964,000	0.36	0.36
Third Quarter	76,962,000	17,662,000	4,504,000	0.34	0.34
Fourth Quarter	77,058,000	17,288,000	4,242,000	0.33	0.33

Note O — Segment Reporting

The Company derives the majority of its revenues from providing patient management and network solutions services to payors of workers’ compensation benefits, automobile insurance claims and health insurance benefits. Patient management services include claims administration, utilization review, medical case management, and vocational rehabilitation. Network solutions revenues include fee schedule auditing, hospital bill auditing, coordination of independent medical examinations, diagnostic imaging review services and preferred provider referral services. The percentages of revenues attributable to patient management and network solutions services for the fiscal years ended March 31, 2007, 2008, and 2009 are listed below.

	2007	2008	2009

Patient mangement services	39.1%	42.4%	43.2%
Network solutions services	60.9%	57.6%	56.8%

	100.0%	100.0%	100.0%

Under SFAS 131, two or more operating segments may be aggregated into a single operating segment for financial reporting purposes if aggregation is consistent with the objective and basic principles of SFAS 131, if the segments have similar economic characteristics, and if the segments are similar in each of the following areas: 1) the nature of products and services; 2) the nature of the production processes; 3) the type or class of customer for their products and services; and 4) the methods used to distribute their products or provide their services. The Company believes each of the Company’s regions meet these criteria as they provide similar managed care services to similar customers using similar methods of productions and similar methods to distribute their services. All of the Company’s regions perform both patient management and network solutions services.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Because the Company believes it meets each of the criteria set forth above and each of our regions have similar economic characteristics, the Company aggregates its results of operations in one reportable operating segment.

Note P — Other Intangible Assets

Other intangible assets consist of the following at March 31, 2008:

					Cost, Net of
				Accumulated	Accumulated
			Fiscal 2008	Amortization at	Amortization at
			Amortization	March 31,	March 31,
Item	Life	Cost	Expense	2008	2008

Covenant not to compete	5 years	$750,000	$133,000	$142,000	$608,000
Customer relationships	18-20 years	7,408,000	370,000	395,000	7,013,000
TPA licenses	15 years	178,000	10,000	10,000	168,000

Total		$8,336,000	$513,000	$547,000	$7,789,000

Other intangible assets consist of the following at March 31, 2009:

					Cost, Net of
				Accumulated	Accumulated
			Fiscal 2009	Amortization at	Amortization at
			Amortization	March 31,	March 31,
Item	Life	Cost	Expense	2009	2009

Covenant Not to Compete	5 Years	$950,000	$275,000	$417,000	$533,000
Customer Relationships	18-20 Years	7,571,000	198,000	791,000	6,780,000
TPA Licenses	15 Years	204,000	12,000	22,000	182,000

Total		$8,725,000	$485,000	$1,230,000	$7,495,000

Amortization expense for the next five fiscal years is expected to be $593,000 in fiscal 2010, $593,000 in fiscal 2011, $584,000 in fiscal 2012, $451,000 in fiscal 2013, $432,000 in fiscal 2014, and $4,842,000 thereafter.

EXHIBIT INDEX

Exhibit
No.		Title — Method of Filing	Page

2	.1†	Asset Purchase Agreement dated December 15, 2006 by and among the Company’s subsidiary, CorVel Enterprise Comp, Inc., and Hazelrigg Risk Management Services, Inc., Comp Care, Inc., Medical Auditing Services, Inc., and Arlene Hazelrigg — Incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K filed on February 6, 2007.
2.2		Stock Purchase Agreement dated May 31, 2007 by and among the Company’s subsidiary, CorVel Enterprise Comp, Inc., The Schaffer Companies, Ltd., and Dawn Colwell, Christopher Schaffer, John Colwell and Kelly Ribeiro de Sa. Incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K filed on June 6, 2007.
3.1		Amended and Restated Certificate of Incorporation of the Company — Incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 filed on August 9, 2007.
3.2		Amended and Restated Bylaws of the Company — Incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 filed on August 14, 2006.
10	.1*	Nonqualified Stock Option Agreement between V. Gordon Clemons, the Company and North Star together with all amendments and addendums thereto — Incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 Registration No. 33-40629 initially filed on May 16, 1991.
10	.2*	Supplementary Agreement between V. Gordon Clemons, the Company and North Star — Incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 Registration No. 33-40629 initially filed on May 16, 1991.
10	.3*	Amendment to Supplementary Agreement between Mr. Clemons, the Company and North Star — Incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1992 filed on June 29, 1992.
10	.4*	Restated Omnibus Incentive Plan (Formerly The Restated 1988 Executive Stock Option Plan) — Filed herewith.
10	.5*	Forms of Notice of Grant of Stock Option, Stock Option Agreement and Notice of Exercise Under the Restated Omnibus Incentive Plan (Formerly The Restated 1988 Executive Stock Option) — Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 filed on November 9, 2006, Exhibits 10.7, 10.8 and 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994 filed on June 29, 1994, Exhibits 99.2, 99.3, 99.4, 99.5, 99.6, 99.7 and 99.8 to the Company’s Registration Statement on Form S-8 (File No. 333-94440) filed on July 10, 1995, and Exhibits 99.3 and 99.5 to the Company’s Registration Statement on Form S-8 (File No. 333-58455) filed on July 2, 1998.
10	.6*	Employment Agreement of V. Gordon Clemons — Incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 Registration No. 33-40629 initially filed on May 16, 1991.
10	.7*	Restated 1991 Employee Stock Purchase Plan, as amended — Incorporated herein by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-128739) filed on September 30, 2005.
10.8		Fidelity Master Plan for Savings and Investment, and amendments — Incorporated herein by reference to Exhibits 10.16 and 10.16A to the Company’s Registration Statement on Form S-1 Registration No. 33-40629 initially filed on May 16, 1991.
10.9		Second Amended and Restated Preferred Shares Rights Agreement, dated as of November 17, 2008, by and between CorVel Corporation and and Computershare Trust Company, N.A., including the original Certificate of Designation, the Certificate of Designation Increasing the Number of Shares, the form of Right Certificate (as amended) and the Summary of Rights (as amended) attached thereto as Exhibits A-1, A-2, A-3, B and C, respectively. Incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K filed on November 24, 2008.
10	.10*	Employment Agreement effective May 26, 2006 by and between CorVel Corporation and Dan Starck — Incorporated herein by reference to Exhibit 10.1 in the Company’s Form 8-K filed on May 30, 2006.

Exhibit
No.		Title — Method of Filing	Page

10	.11*	Stock Option Agreement and Acceleration Addendum dated May 26, 2006 by and between CorVel Corporation and Dan Starck, providing for time vesting. — Incorporated herein by reference to Exhibit 10.2 in the Company’s Form 8-K filed on May 30, 2006.
10	.12†	Stock Option Agreement and Acceleration Addendum dated May 26, 2006 by and between CorVel Corporation and Dan Starck, providing for performance vesting. — Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 30, 2006.
10	.13†	Stock Option Agreement dated May 26, 2006 by and between CorVel Corporation and Scott McCloud, providing for performance vesting. — Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 2, 2006.
10	.14*†	Stock Option Agreement dated May 26, 2006 by and between CorVel Corporation and Don McFarlane, providing for performance vesting. — Incorporated herein by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K/A filed on July 6, 2007.
10.15		Credit Agreement dated May 28, 2009 by and between CorVel Corporation and Wells Fargo Bank, National Association. — Incorporated herein by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed on June 4, 2009.
10.16		Revolving Line of Credit Note dated May 28, 2009 by CorVel Corporation in favor of Wells Fargo Bank, National Association. — Incorporated herein by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed on June 4, 2009.
10.17		Form of Partial Waiver of Automatic Option Grant executed by Directors — Incorporated herein by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 filed on November 8, 2007.
10	.18*†	Stock Option Agreement and Acceleration Addendum dated February 4, 2008 by and between CorVel Corporation and Dan Starck, providing for performance vesting. — Incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008 filed on June 16, 2008.
10	.19*†	Stock Option Agreement dated February 4, 2008 by and between CorVel Corporation and Scott McCloud, providing for performance vesting. — Incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008 filed on June 16, 2008.
10	.20*†	Stock Option Agreement dated February 4, 2008 by and between CorVel Corporation and Don McFarlane, providing for performance vesting. — Incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008 filed on June 16, 2008.
10.21		Partial Waiver of Automatic Option Grant by Jean Macino dated February 8, 2008 — Incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008 filed on June 16, 2008.
10	.22*†	Stock Option Agreement dated February 24, 2009 by and between CorVel Corporation and Daniel J. Starck, providing for performance vesting. — Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 2, 2009.
10	.23*†	Stock Option Agreement dated February 24, 2009 by and between CorVel Corporation and Scott R. McCloud, providing for performance vesting. — Incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 2, 2009.
10	.24*†	Stock Option Agreement dated February 24, 2009 by and between CorVel Corporation and Donald C. McFarlane, providing for performance vesting. — Incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed on March 2, 2009.
10	.25*†	Stock Option Agreement dated February 5, 2009 by and between CorVel Corporation and Diane J. Blaha, providing for performance vesting. — Filed herewith.
10	.26*†	Stock Option Agreement dated February 24, 2009 by and between CorVel Corporation and Diane J. Blaha, providing for performance vesting — Filed herewith.
21.1		Subsidiaries of the Company — Filed herewith.
23.1		Consent of Independent Registered Public Accounting Firm, Haskell & White LLP — Filed herewith.

Exhibit
No.	Title — Method of Filing	Page

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. — Filed herewith.
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. — Filed herewith.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. — Furnished herewith.
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. — Furnished herewith.

*	— Denotes management contract or compensatory plan or arrangement.

†	— Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Securities and Exchange Commission.