Form 10-Q
period 2009-06-30
CORVEL CORP
filed 2009-08-07
CIK 874866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Registrant’s telephone number, including area code: (949) 851-1473
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value per share, as of July 29, 2009 was 12,889,668.

CORVEL CORPORATION
FORM 10-Q

Part I — Financial Information

Item 1.	Financial Statements
CORVEL CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31, 2009	June 30, 2009 (Unaudited)
Assets
Current Assets
Cash and cash equivalents (Note A)	$14,681,000	$20,240,000
Accounts receivable, net	41,249,000	42,991,000
Prepaid taxes and expenses	4,841,000	3,312,000
Deferred income taxes	4,531,000	4,475,000

Total current assets	65,302,000	71,018,000

Property and equipment, net	29,790,000	28,756,000
Goodwill	34,852,000	34,910,000
Other intangibles, net	7,495,000	7,347,000
Other assets	3,770,000	3,691,000

TOTAL ASSETS	$141,209,000	$145,722,000

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts and taxes payable	$18,553,000	$17,480,000
Accrued liabilities	18,653,000	17,534,000

Total current liabilities	37,206,000	35,014,000

Deferred income taxes	7,706,000	7,872,000

Commitments and contingencies (Note I)

Stockholders’ Equity

Common stock, $.0001 par value: 60,000,000 shares authorized; 25,600,022 shares issued (12,917,279 shares outstanding, net of Treasury shares) and 25,633,195 shares issued (12,920,776 shares outstanding, net of Treasury shares) at March 31, 2009 and June 30, 2009, respectively	3,000	3,000

Paid-in capital	84,321,000	85,103,000

Treasury Stock (12,682,743 shares at March 31, 2009 and 12,712,419 shares at June 30, 2009)	(185,762,000)	(186,409,000)

Retained earnings	197,735,000	204,139,000

Total stockholders’ equity	96,297,000	102,836,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$141,209,000	$145,722,000

CORVEL CORPORATION
CONSOLIDATED INCOME STATEMENTS — UNAUDITED

	Three Months Ended June 30,
	2008	2009
REVENUES	$78,201,000	$81,312,000

Cost of revenues	58,268,000	60,170,000

Gross profit	19,933,000	21,142,000

General and administrative expenses	10,807,000	10,450,000

Income before income tax provision	9,126,000	10,692,000

Income tax provision	3,559,000	4,288,000

NET INCOME	$5,567,000	$6,404,000

Net income per common and common equivalent share
Basic	$0.40	$0.50

Diluted	$0.40	$0.49

Weighted average common and common equivalent shares
Basic	13,816,000	12,925,000

Diluted	14,045,000	13,056,000
See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Three Months Ended June 30,
	2008	2009
Cash flows from Operating Activities
NET INCOME	$5,567,000	$6,404,000

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	2,970,000	2,944,000
Loss on disposal of assets	10,000	19,000
Stock compensation expense	384,000	499,000
Write-off of uncollectible accounts	536,000	953,000

Changes in operating assets and liabilities
Prepaid taxes and expenses	(654,000)	1,529,000
Accounts receivable	(1,104,000)	(2,695,000)
Other assets	286,000	93,000
Accounts and taxes payable	1,791,000	(1,535,000)
Accrued liabilities	(1,243,000)	(1,119,000)
Deferred income tax	(118,000)	684,000

Net cash provided by operating activities	8,425,000	7,776,000

Cash Flows from Investing Activities
Purchase of property and equipment	(2,642,000)	(1,856,000)

Net cash (used in) investing activities	(2,642,000)	(1,856,000)

Cash Flows from Financing Activities
Purchase of treasury stock	(3,706,000)	(647,000)
Excess tax benefit from share based compensation	528,000	15,000
Exercise of common stock options	1,244,000	271,000

Net cash (used in) financing activities	(1,934,000)	(361,000)

Increase in cash and cash equivalents	3,849,000	5,559,000
Cash and cash equivalents at beginning of period	17,911,000	14,681,000

Cash and cash equivalents at end of period	$21,760,000	$20,240,000

Supplemental Cash Flow Information:
Income taxes paid	$143,000	$645,000
Accrual of earn-out related to acquistion	800,000
See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009 (Unaudited)
Note A — Basis of Presentation and Summary of Significant Accounting Policies
     The unaudited financial statements herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying interim financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited financial statements for the latest fiscal year ended March 31, 2009. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the March 31, 2009 audited financial statements have been omitted from these interim financial statements.
     Effective this quarter, the Company implemented Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events, or SFAS 165. This standard establishes general standards of accounting for and disclosure events that occur after the balance sheet date but before financial statements are issued. In accordance with SFAS 165, the Company evaluated all events or transactions that occurred after June 30, 2009 up through July 31, 2009, the date the Company issued these consolidated financial statements. During this period the Company did not have any material recognizable subsequent events.
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2010. For further information, refer to the consolidated financial statements and footnotes for the fiscal year ended March 31, 2009 included in the Company’s Annual Report on Form 10-K.
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
     Cash and Cash Equivalents: Cash and cash equivalents consists of short-term, highly-liquid investment-grade interest-bearing securities with maturities of 90 days or less when purchased. The carrying amounts of the Company’s financial instruments approximate their fair values at March 31, 2009 and June 30, 2009.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009 (Unaudited)
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
     Accounts Receivable: The majority of the Company’s accounts receivable are due from companies in the property and casualty insurance industries. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are due within 30 days and are stated as amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company and the condition of the general economy and the industry as a whole. No one customer accounted for 10% or more of accounts receivable at either March 31, 2009 or June 30, 2009. No one customer accounted for 10% or more of revenue during either of the three month periods ended June 30, 2008 or 2009.
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
     Goodwill: The Company accounts for its business combinations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” which requires that the purchase method of accounting be applied to all business combinations and addresses the criteria for initial recognition of intangible assets and goodwill. In accordance with SFAS No. 142, “Goodwill and Other Intangibles”, goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment annually, or more frequently if circumstances indicate the possibility of impairment. If the carrying value of goodwill or an intangible asset exceeds its fair value, an impairment loss shall be recognized. The Company’s goodwill impairment test is conducted company-wide and the fair value is compared to its carrying value. The measurement of fair value is based on an evaluation of market capitalization and is further tested using a multiple of earnings approach. For all periods presented, the Company’s tests indicated that no impairment existed and, accordingly, no loss has been recognized.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009 (Unaudited)
Note A — Basis of Presentation and Summary of Significant Accounting Policies(continued)
     Income Taxes: The Company provides for income taxes under the liability method. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities as measured by the enacted tax rates which are expected to be in effect when these differences reverse. Income tax expense is the tax payable for the period and the change during the period in net deferred tax assets and liabilities. The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”) on April 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material change in the liability for unrecognized income tax benefits during the June 2009 quarter. The balance of the unrecognized tax benefits as of March 31, 2009 and June 30, 2009 was $3,681,000. There were no additions or reductions in the unrecognized tax benefit during the quarter ended June 30, 2009.
     Earnings Per Share: Earnings per common share-basic is based on the weighted average number of common shares outstanding during the period. Earnings per common shares-diluted is based on the weighted average number of common shares and common share equivalents outstanding during the period. In calculating earnings per share, earnings are the same for the basic and diluted calculations. Weighted average shares outstanding decreased in the June 2009 quarter compared to the same quarter of the prior year for diluted earnings per share due to shares repurchased.
     Cash: Cash at June 30, 2009 includes $1.7 million of customer deposits held in bank checking accounts.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009 (Unaudited)
Note B — Stock Based Compensation and Stock Options
     Under the Company’s Restated Omnibus Incentive Plan (Formerly The Restated 1988 Executive Stock Option Plan) (the “Plan”) as in effect at June 30, 2009, options for up to 9,682,500 shares of the Company’s common stock may be granted over the life of the Plan to employees, non-employee directors and consultants at exercise prices not less than the fair market value of the stock at the date of grant. Options granted under the Plan are non-statutory stock options and generally vest 25% one year from date of grant with the remaining 75% vesting ratably each month for the next 36 months thereafter. The options granted to employees generally expire at the end of five years from the date of grant and the options granted to non-employee members of the board of directors generally expire at the end of ten years from the date of grant.
     In May 2006, the Company’s Board of Directors granted performance-based stock options for 149,000 shares of common stock at fair market value at the date of grant, which will only vest if the Company attains certain earnings per share targets, as established by the Company’s Board of Directors, for calendar years 2008, 2009, and 2010. Net of forfeitures, options for 136,050 shares remain outstanding under these performance-based stock options as of June 30, 2009. These options were granted at $15.76 per share, and have a valuation of $6.75 per share. Currently, management has determined that it is not probable that the Company will attain the earnings per share targets under these options and, accordingly, the Company has recognized no stock compensation expense for these options.
     In February 2009, the Company’s Board of Directors granted performance-based stock options for 42,000 shares of common stock at fair market value at the date of grant, which will only vest if the Company attains certain revenue targets for TPA revenues and out-of-network bill review revenues, as established by the Company’s Board of Directors, for calendar years 2009, 2010, and 2011. The targets for the various options varied by the regions managed these optionees and each region has different targets. Net of forfeitures, options for 38,000 shares remain outstanding under these performance-based stock options as of June 30, 2009. These options were granted at $25.10 per share, and have a valuation of $9.81 per share. Currently, management has determined that it is probable that the optionees with 6,000 shares underlying these options will attain these targets and, accordingly, the Company has recognized $10,000 during the June 2009 quarter and cumulatively since the date of the option grant. Management has determined that it is not probable that the targets for the remaining optionees will be attained and, accordingly, the Company has recognized no stock compensation expense for these options.
     In February 2009, the Company’s Board of Directors granted performance-based stock options for 100,000 share of common stock at fair market value at the date of grant, which will only vest if the Company attains certain earnings per share targets, as established by the Company’s Board of Directors, for calendar years 2009, 2010, and 2011. Net of forfeitures, options for 95,000 shares remain outstanding under these performance-based stock options as of June 30, 2009. These options were granted at $19.79 per share, and have a valuation of $8.21 per share. Currently, management has determined that it is probable that the Company will attain these targets and, accordingly, the Company has recognized stock compensation expense of $130,000 during the June 2009 quarter and cumulatively since the date of the option grant for these options.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009 (Unaudited)
Note B — Stock Based Compensation and Stock Options (continued)
     Additionally, in February 2009, the Company’s Board of Directors granted performance-based stock options for 10,000 shares of common stock at fair market value at the date of grant to an employee, which will only vest if the Company attains certain revenue targets for TPA revenues and out-of-network bill review revenues, as established by the Company’s Board of Directors, for calendar years 2009, 2010, and 2011. These options were granted at $19.79 per share, and have a valuation of $8.21 per share. Currently, management has determined that it is not probable that the Company will attain these targets and, accordingly, the Company has recognized no stock compensation expense for this stock option grant.
     The table below shows the amounts recognized in the financial statements for the three months ended June 30, 2008 and 2009, respectively.

	Three Months Ended
	June 30, 2008	June 30, 2009
Cost of revenues	$117,000	$122,000
General and administrative	267,000	377,000

Total cost of stock-based compensation included in income, before income tax	384,000	499,000
Amount of income tax benefit recognized	(150,000)	(200,000)

Amount charged against income	$234,000	$299,000

Effect on diluted income per share	$(0.02)	$(0.02)

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009 (Unaudited)
Note B — Stock Based Compensation and Stock Options (continued)
     The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model with the assumptions included in the table below. The Company uses historical data among other factors to estimate the expected volatility, the expected option life, and the expected forfeiture rate. The risk-free rate is based on the interest rate paid on a U.S. Treasury issue with a term similar to the estimated life of the option. Based upon the historical experience of options cancellations, the Company has estimated an annualized forfeiture rate of 10.44% and 10.71% for the three months ended June 30, 2008 and 2009, respectively. Forfeiture rates will be adjusted over the requisite service period when actual forfeitures differ, or are expected to differ, from the estimate. The following assumptions were used to estimate the fair value of options granted during the three months ended June 30, 2008 and 2009 using the Black-Scholes option-pricing model:

	Three Months Ended June 30,
	2008	2009
Risk-free interest rate	3.14%	1.97%
Expected volatility	40%	46%
Expected dividend yield	0.00%	0.00%
Expected forfeiture rate	10.44%	10.71%
Expected weighted average life of option in years	4.7 years	4.8 years
     All options granted in the three months ended June 30, 2008 and 2009 were granted at fair market value and are non-statutory stock options.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009 (Unaudited)
Note B — Stock Based Compensation and Stock Options (continued)
     Summarized information for all stock options for the three months ended June 30, 2008 and 2009 follows:

	Three Months Ended June 30, 2008		Three Months Ended June 30, 2009
	Shares	Average Price	Shares	Average Price

Options outstanding, beginning	1,030,858	$19.24	1,115,171	$20.31
Options granted	29,800	32.44	10,800	21.76
Options exercised	(65,569)	18.32	(34,462)	14.18
Options cancelled	(1,909)	18.45	(25,667)	20.69

Options outstanding, ending	993,180	$19.70	1,065,842	$20.51

     The following table summarizes the status of stock options outstanding and exercisable at June 30, 2009:

		Weighted	Outstanding	Exercisable	Options–
		Average	Options–	Options–	Weighted
		Remaining	Weighted	Number of	Average
	Number of	Contractual	Average	Exercisable	Exercise
Range of Exercise Price	Outstanding Options	Life	Exercise Price	Options	Price

$9.89 to $14.76	163,779	1.23	$13.02	142,801	$12.97

$14.77 to $17.14	312,966	2.26	$15.91	149,762	$16.08

$17.15 to $25.10	297,375	4.21	$21.16	79,309	$20.71

$25.11 to $47.70	291,722	3.64	$29.01	111,850	$29.29

Total	1,065,842	3.03	$20.51	483,722	$18.98

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009 (Unaudited)
Note B — Stock Based Compensation and Stock Options (continued)
     A summary of the status for all outstanding options at June 30, 2009, and changes during the quarter then ended, is presented in the table below:

			Weighted Average	Aggregate
		Weighted Average	Remaining Contractual	Intrinsic Value as
	Number of Options	Exercise Per Share	Life (Years)	of June 30, 2009

Options outstanding at March 31, 2009	1,115,171	$20.31
Granted	10,800	21.76
Exercised	(34,462)	14.18
Cancelled — forfeited	(24,481)	20.63
Cancelled — expired	(1,186)	21.91

Ending outstanding	1,065,842	$20.51	3.03	$4,403,645

Ending vested and expected to vest	949,709	$20.42	2.93	$4,062,394

Ending exercisable at June 30, 2009	483,722	$18.98	2.35	$2,603,855

     The weighted-average grant-date fair value of options granted during the three months ended June 30, 2008 and 2009, was $12.49 and $9.09, respectively.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009 (Unaudited)
Note C — Treasury Stock
     The Company’s Board of Directors approved the commencement of a share repurchase program in the fall of 1996 and has approved the repurchase of up to 13,150,000 over the life of the share repurchase program. Since the commencement of the share repurchase program, the Company has spent $186 million to repurchase 12,712,419 shares of its common stock, equal to 50% of the outstanding common stock had there been no repurchases. The average price of these repurchases was $14.66 per share. These purchases have been funded primarily from the net earnings of the Company, along with the proceeds from the exercise of common stock options. During the three months ended June 30, 2009, the Company repurchased 29,676 shares for $0.6 million. The Company had 12,920,776 shares of common stock outstanding as of June 30, 2009, after reduction for the 12,712,419 shares in treasury.
Note D — Weighted Average Shares and Net Income Per Share
     Weighted average basic common and common equivalent shares decreased from 13,816,000 for the quarter ended June 30, 2008 to 12,925,000 for the quarter ended June 30, 2009. Weighted average diluted common and common equivalent shares decreased from 14,045,000 for the quarter ended June 30, 2008 to 13,056,000 for the quarter ended June 30, 2009. The net decrease in both of these weighted share calculations is due to the repurchase of common stock as noted above, partially offset by an increase in shares outstanding due to the exercise of stock options under the Company’s employee stock option plan.
     Net income per common and common equivalent shares was computed by dividing net income by the weighted average number of common and common stock equivalents outstanding during the quarter. The calculations of the basic and diluted weighted shares for the three months ended June 30, 2008 and 2009, are as follows:

	Three Months Ended June 30,
	2008	2009
Net Income	$5,567,000	$6,404,000

Basic:
Weighted average common shares outstanding	13,816,000	12,925,000

Net Income per share	$0.40	$0.50

Diluted:
Weighted average common shares outstanding	13,816,000	12,925,000
Treasury stock impact of stock options	229,000	131,000

Total common and common equivalent shares	14,045,000	13,056,000

Net Income per share	$0.40	$0.49

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009 (Unaudited)
Note E — Shareholder Rights Plan
          During fiscal 1997, the Company’s Board of Directors approved the adoption of a Shareholder Rights Plan. The Shareholder Rights Plan provides for a dividend distribution to CorVel stockholders of one preferred stock purchase right for each outstanding share of CorVel’s common stock under certain circumstances. In April 2002, the Company’s Board of Directors approved an amendment to the Shareholder Rights Plan to extend the expiration date of the rights to February 10, 2012, set the exercise price of each right at $118 and enable Fidelity Management & Research Company and its affiliates to purchase up to 18% of the shares of common stock of the Company without triggering the stockholder rights with the limitations under the Shareholder Rights Plan remaining in effect for all other stockholders of the Company. In November 2008, the Company’s Board of Directors approved an amendment to the Shareholder Rights Plan to extend the expiration date of the rights to February 10, 2022, remove the ability of Fidelity Management & Research Company and its affiliates to purchase up to 18% of the shares of common stock of the Company without triggering the stockholder rights, substitute Computershare Trust Company, N.A. as the rights agent and effect certain technical changes to the Shareholder Rights Plan.
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

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009 (Unaudited)
Note F — Other Intangible Assets
     Other intangible assets consist of the following at June 30, 2009:

			Three Months
			Ended June 30,		Cost, Net of
			2009	Accumulated	Accumulated
			Amortization	Amortization at	Amortization at June
Item	Life	Cost	Expense	June 30, 2009	30, 2009

Covenants Not to Compete	5 Years	$950,000	$42,000	$459,000	$491,000
Customer Relationships	18-20 Years	7,571,000	102,000	893,000	6,678,000
TPA Licenses	15 Years	204,000	4,000	26,000	178,000

Total		$8,725,000	$148,000	$1,378,000	$7,347,000

Note G — Line of Credit
     In May 2009, the Company entered into a credit agreement with a financial institution to provide a revolving credit facility with borrowing capacity of up to $10 million Borrowings under this agreement bear interest, at the Company’s option, at a fixed LIBOR-based rate plus 1.50% or at a fluctuating rate determined by the financial institution to be 1.50% above the daily one-month LIBOR rate. The loan covenants require the Company to maintain the current assets to liabilities ratio of at least 1.25:1, debt to tangible net worth not greater than 1:1 and have positive net income. The Company is not authorized to use this line for stock repurchases. There are no outstanding revolving loans as of the date hereof, but letters of credit in the aggregate amount of $6.3 million have been issued under a letter of credit sub-limit that does not reduce the amount of borrowings available under the revolving credit facility. The credit agreement expires in May 2010.

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
     The Company disclaims any obligations to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of these factors include (without limitation) general industry and economic conditions including decreasing number of national claims due to decreasing number of injured workers; cost of capital and capital requirements; possible litigation and legal liability in the course of operations; competition from other managed care companies; the ability to expand certain areas of the Company’s business; shifts in customer demands; the ability of the Company to produce market-competitive software; changes in operating expenses including employee wages, benefits and medical inflation; governmental and public policy changes; dependence on key personnel; and the continued availability of financing in the amounts and at the terms necessary to support the Company’s future business.
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
Patient Management Services
     In addition to its network solutions services, the Company offers a range of patient management services, which involve working on a one-on-one basis with injured employees and their various healthcare professionals, employers and insurance company adjusters. The services are designed to monitor the medical necessity and appropriateness of healthcare services provided to workers’ compensation and other healthcare claimants and to expedite return to work. The Company offers these services on a stand-alone basis, or as an integrated component of its medical cost containment services. The Company expanded its patient management services to include the processing of claims for self-insured payors to property and casualty insurance with the January 2007 acquisition of the assets of Hazelrigg Risk Management Services, the June 2007 acquisition of the outstanding capital stock of The Schaffer Companies, Ltd. and the February 2009 acquisition of the outstanding capital stock of Eagle Claim Services, Inc

Organizational Structure
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
Summary of Quarterly Results
     The Company generated revenues of $81.3 million for the quarter ended June 30, 2009, an increase of $3.1 million or 3.8%, compared to revenues of $78.2 million for the quarter ended June 30, 2008. The increase in total revenues was primarily due to an increase in network solutions. Bill volume increased on large dollar out-of-network bills, which generate higher savings for the Company’s customers and higher revenues for the Company. Patient management revenue also increased, by a nominal amount.
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
     The Company’s cost of revenues increased by $1.9 million, from $58.3 million in the June 2008 quarter to $60.2 million in the June 2009 quarter, an increase of 3.3%. This increase was primarily due to labor-intensive products increased revenue and the cost associated with those revenues. Cost of services related to directed care services increased by $1.0 million, while pharmacy services increased by $0.4 million, due to an increase in revenue from these services and $0.5 million from several other items.

The Company’s general and administrative expenses decreased by $0.3 million, from $10.8 million in the June 2008 quarter to $10.5 million in the June 2009 quarter, a decrease of 3.3%. This decrease is primarily due to a decrease in the Company’s systems and data interface costs that were offset by an increase in the Company’s marketing, product management and administrative costs. Systems cost decreased from $6.7 million to $5.9 million as the Company reduced system costs and IT infrastructure costs through a reduction in headcount and consulting costs. Marketing, product management and administrative costs increased by $0.7 million due to staffing requirements.
     The Company’s income tax expense increased by $0.7 million, from $3.6 million, or 20.5%, in the June 2008 quarter to $4.3 million in the June 2009 quarter. The increase in income before income taxes was primarily due to the aforementioned increase in operating income which resulted in an increase in income before income taxes. The effective income tax rate was 39% in the June 2008 quarter and 40.1% in the June 2009 quarter. This increase was due to an increase in state tax rates.
     Weighted diluted shares decreased from 14.0 million shares in the June 2008 quarter to 13.1 million shares in the June 2009 quarter, a decrease of 989,000 shares, or 7.0%. This decrease was primarily due to the repurchase of 925,000 shares of common stock during the September 2008, December 2008, March 2009 and June 2009 quarters. The decrease was partially offset by the exercise of stock options during each of the corresponding quarters.
     Diluted earnings per share increased from $0.40 in the June 2008 quarter to $0.49 in the June 2009 quarter, an increase of $0.09 per share, or 22.5%. The increase in diluted earnings per share was primarily due to the increase in operating income combined with a decrease in shares outstanding.
Results of Operations
     The Company derives its revenues from providing patient management and network solutions services to payors of workers’ compensation benefits, auto insurance claims and health insurance benefits. Patient management services include utilization review, medical case management, and vocational rehabilitation. Network solutions revenues include fee schedule auditing, hospital bill auditing, independent medical examinations, diagnostic imaging review services and preferred provider referral services. The percentages of total revenues attributable to patient management and network solutions services for the quarters ended June 30, 2008 and June 30, 2009 are as follows:

	June 30, 2008	June 30, 2009
Patient management services	42.7%	42.1%
Network solutions services	57.3%	57.9%

     The following table sets forth, for the periods indicated, the dollars and the percentage of revenues represented by certain items reflected in the Company’s consolidated income statements for the quarters ended June 30, 2008 and June 30, 2009. The Company’s past operating results are not necessarily indicative of future operating results.

	Three Months Ended	Three Months Ended		Percentage
	June 30, 2008	June 30, 2009	Change	Change

Revenue	$78,201,000	$81,312,000	$3,111,000	4.0%
Cost of revenues	58,268,000	60,170,000	1,902,000	3.3%

Gross profit	19,933,000	21,142,000	1,209,000	6.1%

Gross profit as percentage of revenue	25.5%	26.0%

General and administrative	10,807,000	10,450,000	(357,000)	(3.3%)
General and administrative as percentage of revenue	13.8%	12.9%

Income before income tax provision	9,126,000	10,692,000	1,566,000	17.2%

Income before income tax provision as percentage of revenue	11.7%	13.1%

Income tax provision	3,559,000	4,288,000	729,000	20.5%

Net income	$5,567,000	$6,404,000	$837,000	15.0%

Weighted Shares
Basic	13,816,000	12,925,000	(891,000)	(6.4%)
Diluted	14,045,000	13,056,000	(989,000)	(7.0%)

Earnings Per Share
Basic	$0.40	$0.50	$0.10	25.0%
Diluted	$0.40	$0.49	$0.09	22.5%
Revenues
Change in revenue from the quarter ended June 2008 to the quarter ended June 2009
     Revenues increased from $78.2 million for the three months ended June 30, 2008 to $81.3 million for the three months ended June 30, 2009, an increase of $3.1 million or 4.0%. The Company’s patient management revenues increased $0.9 million or 2.7% from $33.3 million in the June 2008 quarter to $34.2 million in the June 2009 quarter. This increase was primarily due to growth in the Company’s claims administration business, offset by slowing in the Company’s case management services. The Company’s network solutions revenues increased from $44.8 million in the June 2008 quarter to $47.1 million in the June 2009 quarter, an increase of $2.3 million or 5.1%. This increase was primarily due an increase in the Company’s bill volume on large dollar out of network bills, which generate higher savings and therefore higher revenues for the Company.
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
Cost of Revenues
          The Company’s cost of revenues consist of direct expenses, costs directly attributable to the generation of revenue, and field indirect costs which are incurred in the field offices of the Company. Direct costs are primarily case manager salaries, bill review analysts, related payroll taxes and fringe benefits, and costs for independent medical examination (IME) and MRI providers. Most of the Company’s revenues are generated in offices which provide both patient management services and network solutions services. The largest of the field indirect costs are manager salaries and bonus, account executive base pay and commissions, administrative and clerical support, field systems personnel, PPO network developers, related payroll taxes and fringe benefits, office rent, and telephone expense. Approximately 37% of the costs incurred in the field are costs which support both the patient management services and network solutions operations of the Company’s field operations, such as district managers, account executives, rent, and telephone.
Change in cost of revenue from the quarter ended June 2008 to the quarter ended June 2009
          The Company’s costs of revenues increased from $58.3 million in the quarter ended June 30, 2008 to $60.2 million in the quarter ended June 30, 2009, an increase of $1.9 million or 3.3%. This increase was primarily due to labor intensive products increased revenue and the cost associated with those revenues. Cost of services related to directed care services increased by $1.0 million, while pharmacy services increased by $0.4 million, due to an increase in revenue from these services and $0.5 million from several other items.
General and Administrative Expenses
Change in cost of general and administrative expense from the quarter ended June 2008 to the quarter ended June 2009
          For the quarter ended June 30, 2009, general and administrative expenses consisted of approximately 56% of corporate systems costs which include the corporate systems support, implementation and training, amortization of software development costs, depreciation of the hardware costs in the Company’s national systems, the Company’s national wide area network and other systems related costs. The remaining 44% of the general and administrative expenses consisted of national marketing, national sales support, corporate legal, corporate insurance, human resources, accounting, product management, new business development and other general corporate matters. The largest portion of the non-systems portion of general and administrative expenses during the June 2009 quarter pertained to accounting, financial reporting and corporate governance.
          General and administrative expense decreased from $10.8 million in the quarter ended June 30, 2008 to $10.5 million in the quarter ended June 30, 2009, a decrease of $0.3 million, or 3.3%. This decrease is primarily due to a decrease in the Company’s systems and data interface costs. Systems cost decreased from $6.7 million to $5.9 million primarily through a reduction in headcount and the reduction in the use of consultants.

Income Tax Provision
          The Company’s income tax expense increased by $0.7 million, or 20.5%, from $3.6 million for the three months ended June 30, 2008 to $4.3 million for the three months ended June 30, 2009 due to the increase in income before income taxes from $9.1 million to $10.7 million. The income tax expense as a percentage of income before income taxes was 39.0% for the three months ended June 30, 2008 and 40.1% for the three months ended June 30, 2009. This increase was due to an increase in state tax rates. The income tax provision rates were based upon management’s review of the Company’s estimated annual income tax rate, including state taxes. This effective tax rate differed from the statutory federal tax rate of 35.0% primarily due to state income taxes and certain non-deductible expenses.
Liquidity and Capital Resources
          The Company has historically funded its operations and capital expenditures primarily from cash flow from operations, and to a lesser extent, stock option exercises. Net working capital increased $7.9 million, or 28%, from $28.1 million as of March 31, 2009 to $36.0 million as of June 30, 2009, primarily due to an increase in cash from $15 million as of March 31, 2009 to $20 million as of June 30, 2009.
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
          As of June 30, 2009, excluding $1.7 million of customer deposits held in bank checking accounts, the Company had $18 million in cash and cash equivalents, invested primarily in short-term, interest-bearing, highly liquid investment-grade securities with maturities of 90 days or less in a federally regulated bank.
     In May 2009, the Company entered its credit agreement with a financial institution to provide a revolving credit facility with borrowing capacity of up to $10 million. Borrowings under this agreement bear interest, at the Company’s option, at a fixed LIBOR-based rate plus 1.50% or at a fluctuating rate determined by the financial institution to be 1.50% above the daily one-month LIBOR rate. The loan covenants require the Company to maintain the current assets to liabilities ratio of at least 1.25:1, debt to tangible net worth not greater than 1:1 and have positive net income. The Company is not authorized to use this line for stock repurchases. There are no outstanding revolving loans as of the date hereof, but letters of credit in the aggregate amount of $6.3 million have been issued under a letter of credit sub-limit that does not reduce the amount of borrowings available under the revolving credit facility. The credit agreement expires in May 2010.
          The Company has historically required substantial capital to fund the growth of its operations, particularly working capital to fund growth in accounts receivable and capital expenditures. The Company believes, however, that the cash balance at June 30, 2009, along with anticipated internally generated funds and the credit facility, will be sufficient to meet the Company’s expected cash requirements for at least the next twelve months.

Operating Cash Flows
Three months ended June 30, 2008 compared to three months ended June 30, 2009
          Net cash provided by operating activities was $8.4 million in the three months ended June 30, 2008 compared to $7.8 million, a decrease of $0.6 million or 7.1%, in the three months ended June 30, 2009. The decrease in the cash flow from operating activities was primarily due to an increase in accounts and taxes payable and an increase in accounts receivable for the three months ended June 30, 2009 compared to the three months ended June 30, 2008.
Investing Activities
Three months ended June 30, 2008 compared to three months ended June 30, 2009
          Net cash flow used in investing activities decreased from $2.6 million in the three months ended June 30, 2008 to $1.9 million in the three months ended June 30, 2009 a decrease of $0.7 million or 26.9%. The decrease in net cash used in investing activities is primarily due to a reduction in the amount spent on IT hardware during three months ended June 30, 2009.
Financing Activities
Three months ended June 30, 2008 compared to three months ended June 30, 2009
          Net cash flow used in financing activities decreased from $1.9 million for the three months ended June 30, 2008 to $0.4 million for the three months ended June 30, 2009, a decrease of $1.5 million or 78.9%. The decrease in cash flow used in financing activities was primarily due to a decrease in purchases under the Company’s share repurchase program. The Company has historically used cash provided by operating activities and from the exercise of stock options to repurchase stock. The Company expects it may use some of the $20.2 million of cash on its balance sheet at June 30, 2009 to repurchase additional shares of stock.
          The following table summarizes the Company’s contractual obligations outstanding as of June 30, 2009.

	Payments Due by Period
		Within One	Between Two and	Between Four and	More than
	Total	Year	Three Years	Five Years	Five Years

Operating leases	$51,838,852	$14,459,005	$20,395,260	$11,231,074	$5,753,513

Total	$51,838,852	$14,459,005	$20,395,260	$11,231,074	$5,753,513

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
          There has been no material change in the net reserve balance during the past three fiscal years. No one customer accounted for 10% or more of accounts receivable at March 31, 2009, and June 30, 2009.
          Goodwill and Long-Lived Assets: Goodwill arising from business combinations represents the excess of the purchase price over the estimated fair value of the net assets of the acquired business. Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is tested annually for impairment or more frequently if circumstances indicate the potential for impairment. Also, management tests for impairment of its intangible assets and long-lived assets on an ongoing basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company’s impairment is conducted at a company-wide level. The measurement of fair value is based on an evaluation of market capitalization and is further tested using a multiple of earnings approach. In projecting the Company’s cash flows, management considers industry growth rates and trends and cost structure changes. Based on the Company’s tests and reviews, no impairment of its goodwill, intangible assets or other long-lived assets existed at March 31, 2009 or at June 30, 2009. However, future events or changes in current circumstances could affect the recoverability of the carrying value of goodwill and long-lived assets. Should an asset be deemed impaired, an impairment loss would be recognized to the extent the carrying value of the asset exceeded its estimated fair market value.
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
          For the quarter ended June 30, 2009, the Company recorded share-based compensation expense of $499,000. Share-based compensation expense recognized in fiscal 2009 is based on awards ultimately expected to vest; therefore, it has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
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
The key input assumptions that were utilized in the valuation of the stock options granted during the quarter end June 30, 2009 are summarized in the table below.

Expected option term (1)	4.8 years
Expected volatility (2)	46%
Risk-free interest rate (3)	1.97%
Expected annual dividend yield	0%

(1)	The expected option term is based on historical exercise and post-vesting termination patterns.

(2)	Expected volatility represents a combination of historical stock price volatility and estimated future volatility.

(3)	The risk-free interest rate is based on the implied yield on five year United States Treasury Bill on the date of grant.
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
     SFAS 141(R) is effective for and shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with earlier adoption prohibited. Assets and liabilities that arose from business combinations with acquisition dates prior to the SFAS 141(R) effective date shall not be adjusted upon adoption of SFAS 141(R) with certain exceptions for acquired deferred tax assets and acquired income tax positions. The adoption of SFAS 141(R) on April 1, 2009, did not have a material effect on the Company’s consolidated financial statements.
Subsequent Events
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events, or SFAS 165. This Statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This Statement is effective for interim and annual periods ending after June 15, 2009. On April 1, 2009, the Company adopted SFAS 165, which did not have a material impact on the consolidated financial statements of the Company.
Determination of the Useful Life of Intangible Assets
     In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. FSP FAS 142-3 amends paragraph 11(d) of SFAS 142 to require an entity to use its own assumptions about renewal or extension of an arrangement, adjusted for the entity-specific factors in paragraph 11 of SFAS 142, even when there is likely to be substantial cost or material modifications. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, with early adoption prohibited. The provisions of FSP FAS 142-3 are to be applied prospectively to intangible assets acquired after April 1, 2009, for the Company, although the disclosure provisions are required for all intangible assets recognized as of or subsequent to April 1, 2009. The adoption of FSP FAS 142-3 on April 1, 2009, did not have a material effect on the Company’s consolidated financial statements.
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
     The Company elected to delay the adoption of SFAS No. 157 related to its nonfinancial assets and nonfinancial liabilities disclosed herein and was effective for CorVel on April 1, 2009 and had no impact on the Company’s financial statements.
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
     SFAS 159 was effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company elected not to report any financial assets or liabilities at fair value under SFAS 159 in its 2010 financial statements.

Item 3	— Quantitative and Qualitative Disclosures About Market Risk
          As of June 30, 2009, the Company held no market risk sensitive instruments for trading purposes, and the Company did not employ any derivative financial instruments, other financial instruments, or derivative commodity instruments to hedge any market risk. The Company had no debt outstanding as of June 30, 2009 and therefore, had no market risk related to debt.

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
     While we believe no single item listed above is a material weakness on its own, when the deficiencies are aggregated, we believe they represent a material weakness.
Changes in Internal Control over Financial Reporting
     During the quarter ended June 30, 2009, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Remediation Activities
     During the fourth quarter of fiscal 2010, management made changes to the internal controls over financial close and reporting. These controls were implemented during the fourth quarter of fiscal 2010 and insufficient time has passed from the implementation of the controls through the completion of the annual audit for adequate evidence to be gathered that would enable us to conclude upon the effectiveness of these controls at the report date. In addition to continuing to use and rely upon the controls implemented in the fourth quarter of fiscal 2010, management will be implementing additional controls. What follows is a list of the deficiencies that we believe aggregated into a material weakness and the actions management has or is taking to remediate each deficiency.
     (i) Timely and thorough reconciliation of significant accounts:
     During the first and second quarters of fiscal 2010, management has implemented and will continue to implement additional controls over the reconciliation process. These controls have included and will include additional review by senior accounting staff and the Chief Financial Officer. Management is also instituting internal audit procedures designed to ensure timely and thorough reconciliation of all significant accounts.
     (ii) Effective utilization of disclosure checklists during the preparation of Company filings:
     During the fourth quarter of FY 2009, management implemented the use of disclosure checklists for all annual and quarterly SEC filings. While this control was operating in the fourth quarter and disclosure checklists were used in the preparation of the Form 10-K and first quarter 10-Q there was insufficient time from the implementation of the control to the audit report date to gather sufficient evidence to determine the effectiveness of the control at the audit report date.
     (iii) Use of Excel for enterprise consolidation and general ledger reporting in our Corporate office:
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
     (iv) Review of data used to compute financial statement disclosures:

     Management is working to identify additional controls that will be implemented to ensure adequate review of data used to compute financial statement disclosures.
     (v) Regional accounting personnel not reporting directly to the corporate accounting function:
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
          A restated description of the risk factors associated with our business is set forth below. This description includes any and all changes (whether or not material) to, and supercedes, the description of the risk factors associated with our business previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.
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

     We rely largely on our own security systems, confidentiality procedures and employee nondisclosure agreements to maintain the privacy and security of our and our customers’ proprietary information. Accidental or willful security breaches or other unauthorized access by third parties to our information systems, the existence of computer viruses in our data or software and misappropriation of our proprietary information could expose us to a risk of information loss, litigation and other possible liabilities which may have a material adverse effect on our business, financial condition and results of operations. If security measures are breached because of third-party action, employee error, malfeasance or otherwise, or if design flaws in our software are exposed and exploited, and, as a result, a third party obtains unauthorized access to any customer data, our relationships with our customers and our reputation will be damaged, our business may suffer and we could incur significant liability. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures.
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
          There were no sales of unregistered securities during the period covered by this report. The following table shows the repurchases of the Company’s common stock made by or on behalf of the Company for the quarter ended June 30, 2009 pursuant to a publicly announced plan.

			Total Number of	Maximum Number
		Average	Shares Purchased	of Shares That May
	Total Number	Price Paid	as Part of Publicly	Yet Be Purchased
Period	of Shares Purchased	Per Share	Announced Program	Under the Program

April 1 to April 30, 2009	—	$—	12,682,743	467,257
May 1 to May 31, 2009	—	—	12,682,743	467,257
June 1 to June 30, 2009	29,676	21.83	12,712,419	437,581

Total	29,676	$21.83	12,712,419	437,581

          In 1996, the Company’s Board of Directors authorized a stock repurchase program for up to 100,000 shares of the Company’s common stock. The Company’s Board of Directors has periodically increased the number of shares authorized for repurchase under the repurchase program. The most recent increase occurred in September 2008 and brought the number of shares authorized for repurchase over the life of the stock repurchase program to 13,150,000 shares. There is no expiration date for the repurchase program.

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
3.3 Certificate of Designation Increasing the Number of Shares of Series A Junior Participating Preferred Stock. Incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed on November 24, 2008.
10.1 Credit Agreement dated May 28, 2009 by and between CorVel Corporation and Wells Fargo Bank, National Association. Incorporated herein by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed on June 4, 2009.

10.2 Revolving Line of Credit Note dated May 28, 2009 by CorVel Corporation in favor of Wells Fargo Bank, National Association. Incorporated herein by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed on June 4, 2009.
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

August 7, 2009