Form 10-Q
period 2009-09-30
CORVEL CORP
filed 2009-11-09
CIK 874866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value per share, as of October 31, 2009 was 12,278,071.

CORVEL CORPORATION
FORM 10-Q

Part I — Financial Information
Item 1. Financial Statements
CORVEL CORPORATION
CONSOLIDATED BALANCE SHEETS

		September 30, 2009
	March 31, 2009	(Unaudited)
Assets
Current Assets
Cash and cash equivalents (Note A)	$14,681,000	$11,983,000
Accounts receivable, net	41,249,000	42,104,000
Prepaid taxes and expenses	4,841,000	3,215,000
Deferred income taxes	4,531,000	4,763,000

Total current assets	65,302,000	62,065,000

Property and equipment, net	29,790,000	29,601,000
Goodwill	34,852,000	35,260,000
Other intangibles, net	7,495,000	7,201,000
Other assets	3,770,000	3,830,000

TOTAL ASSETS	$141,209,000	$137,957,000

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts and taxes payable	$18,553,000	$15,540,000
Accrued liabilities	18,653,000	20,293,000

Total current liabilities	37,206,000	35,833,000

Deferred income taxes	7,706,000	7,673,000

Commitments and contingencies (Note G and H)

Stockholders’ Equity

Common stock, $.0001 par value: 60,000,000 shares authorized; 25,600,022 shares issued (12,917,279 shares outstanding, net of Treasury shares) and 25,699,372 shares issued (12,405,630 shares outstanding, net of Treasury shares) at March 31, 2009 and September 30, 2009, respectively	3,000	3,000

Paid-in capital	84,321,000	87,117,000

Treasury Stock (12,682,743 shares at March 31, 2009 and 13,293,742 shares at September 30, 2009)	(185,762,000)	(203,208,000)

Retained earnings	197,735,000	210,539,000

Total stockholders’ equity	96,297,000	94,451,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$141,209,000	$137,957,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
CONSOLIDATED INCOME STATEMENTS — UNAUDITED

	Three Months Ended September 30,
	2008	2009
REVENUES	$77,855,000	$82,416,000

Cost of revenues	58,996,000	61,609,000

Gross profit	18,859,000	20,807,000

General and administrative expenses	10,722,000	10,206,000

Income before income tax provision	8,137,000	10,601,000

Income tax provision	3,173,000	4,201,000

NET INCOME	$4,964,000	$6,400,000

Net income per common and common equivalent share
Basic	$0.36	$0.50

Diluted	$0.36	$0.50

Weighted average common and common equivalent shares
Basic	13,764,000	12,758,000

Diluted	13,960,000	12,920,000
See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
CONSOLIDATED INCOME STATEMENTS — UNAUDITED

	Six Months Ended September 30,
	2008	2009
REVENUES	$156,056,000	$163,728,000

Cost of revenues	117,264,000	121,779,000

Gross profit	38,792,000	41,949,000

General and administrative expenses	21,529,000	20,656,000

Income before income tax provision	17,263,000	21,293,000

Income tax provision	6,732,000	8,489,000

NET INCOME	$10,531,000	$12,804,000

Net income per common and common equivalent share
Basic	$0.76	$1.00

Diluted	$0.75	$0.99

Weighted average common and common equivalent shares
Basic	13,790,000	12,842,000

Diluted	14,003,000	12,988,000
See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Six Months Ended September 30,
	2008	2009
Cash flows from Operating Activities
NET INCOME	$10,531,000	$12,804,000

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	5,909,000	5,921,000
Loss on disposal of assets	18,000	62,000
Stock compensation expense	513,000	988,000
Write-off of uncollectible accounts	1,553,000	1,483,000

Changes in operating assets and liabilities
Accounts receivable	(3,339,000)	(2,338,000)
Prepaid taxes and expenses	(406,000)	1,626,000
Other assets	(29,000)	26,000
Accounts and taxes payable	(1,678,000)	(3,013,000)
Accrued liabilities	1,557,000	1,290,000
Deferred income tax	76,000	(265,000)

Net cash provided by operating activities	14,705,000	18,584,000

Cash Flows from Investing Activities
Acquisition earn out payment	(800,000)	—
Purchase of property and equipment	(5,288,000)	(5,645,000)

Net cash (used in) investing activities	(6,088,000)	(5,645,000)

Cash Flows from Financing Activities
Purchase of treasury stock	(5,209,000)	(17,446,000)
Tax effect of stock option exercises	488,000	319,000
Exercise of common stock options	1,592,000	1,325,000
Exercise of employee stock purchase options	201,000	164,000

Net cash (used in) financing activities	(2,928,000)	(15,638,000)

Increase/(decrease) in cash and cash equivalents	5,689,000	(2,699,000)
Cash and cash equivalents at beginning of period	17,911,000	14,681,000

Cash and cash equivalents at end of period	$23,600,000	$11,982,000

Supplemental Cash Flow Information:
Income taxes paid	$6,815,000	$7,323,000
Accrual of earn-out related to acquisition	$1,000,000	$350,000
See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
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
     Beginning in the quarter ended June 30, 2009, the Company implemented FASB ASC 855-10-05 through ASC 855-10-55 subsequent events. This standard establishes general standards of accounting for and disclosure events that occur after the balance sheet date but before financial statements are issued. In accordance with FASB ASC 855-10-05 through ASC 855-10-55, the Company evaluated all events or transactions that occurred after September 30, 2009 up through November 6, 2009, the date the Company issued these consolidated financial statements. During this period the Company did not have any material recognizable subsequent events other than the repurchase of 193,017 shares for $5.8 million or $29.92 per share. These shares were repurchased under the Company’s ongoing share repurchase program described in Note C.
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2010. For further information, refer to the consolidated financial statements and footnotes for the fiscal year ended March 31, 2009 included in the Company’s Annual Report on Form 10-K.
     Basis of Presentation: The consolidated financial statements include the accounts of CorVel and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.
     Use of Estimates: The preparation of financial statements conforming with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. Actual results could differ from those estimates. Significant estimates include the allowance for doubtful accounts, accrual for bonuses, earn-out accruals, accruals for self-insurance reserves, share-based payments related to performance based awards, and estimates used in stock option valuations.
     Cash and Cash Equivalents: Cash and cash equivalents consists of short-term highly-liquid investment-grade interest-bearing securities with maturities of 90 days or less when purchased. The carrying amounts of the Company’s financial instruments approximate their fair values at March 31, 2009 and September 30, 2009. Cash at September 30, 2009 includes $1.6 million of customer deposits held in bank checking accounts.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
Note A — Basis of Presentation and Summary of Significant Accounting Policies (continued)
     Goodwill: The Company accounts for its business combinations in accordance with FASB ASC 805-10 through ASC 805-50 Business Combinations which requires that the purchase method of accounting be applied to all business combinations and addresses the criteria for initial recognition of intangible assets and goodwill. In accordance with FASB ASC 350-10 through ASC 350-30, goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment annually, or more frequently if circumstances indicate the possibility of impairment. If the carrying value of goodwill or an intangible asset exceeds its fair value, an impairment loss shall be recognized. The Company’s goodwill impairment test is conducted company-wide and the fair value is compared to its carrying value. The measurement of fair value is based on an evaluation of market capitalization and is further tested using a multiple of earnings approach. For all periods presented no impairment existed and, accordingly, no loss existed.
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
     Accounts Receivable: The majority of the Company’s accounts receivable are due from companies in the property and casualty insurance industries, self-insured employers, and government entities. Accounts receivable are due within 30 days and are stated as amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company and the condition of the general economy and the industry as a whole. No one customer accounted for 10% or more of accounts receivable at either March 31, 2009 or September 30, 2009. No one customer accounted for 10% or more of revenue during either of the three and six month periods ended September 30, 2008 or 2009.
     Property and Equipment: Additions to property and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets, which range from three to seven years. The Company capitalizes software development costs intended for internal use. The Company accounts for internally developed software costs in accordance with FASB ASC 350-40, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which allows for the capitalization of software developed for internal use. These costs are included in computer software in property and equipment and are amortized over a period of five years.
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
September 30, 2009
Note A — Basis of Presentation and Summary of Significant Accounting Policies (continued)
     Income Taxes: The Company provides for income taxes under the liability method. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities as measured by the enacted tax rates which are expected to be in effect when these differences reverse. Income tax expense is the tax payable for the period and the change during the period in net deferred tax assets and liabilities. The Company adopted the provisions of FASB ASC 740-10-05 through ASC 740-10-55, Accounting for Uncertainty in Income Taxes on April 1, 2007. As a result of the implementation, the Company recognized no material change in the liability for unrecognized income tax benefits during the September 2009 quarter. The balance of the unrecognized tax benefits as of March 31, 2009 and September 30, 2009 was $3,681,000. There were no additions or reductions in the unrecognized tax benefit during the quarter ended September 30, 2009.
     Earnings Per Share: Earnings per common share-basic is based on the weighted average number of common shares outstanding during the period. Earnings per common shares-diluted is based on the weighted average number of common shares and common share equivalents outstanding during the period. In calculating earnings per share, earnings are the same for the basic and diluted calculations. Weighted average shares outstanding decreased in the September 2009 quarter compared to the same quarter of the prior year for diluted earnings per share due to shares repurchased.
Recent Accounting Standards Updates
     The FASB issued ASC 105-10-05, Generally Accepted Accounting Principles, which establishes the Accounting Standards Codification (“Codification” or “ASC”) as the single source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards.
     GAAP is not intended to be changed as a result of the Codification, but the ASC does change the way the guidance is organized and presented. As a result, these changes have a significant impact on how companies reference GAAP in their financial statements and in their accounting policies for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has included the references to the Codification, as appropriate, in these consolidated financial statements.
     In September 2006, FASB issued ASC 820-10-20, Fair Value Measurements and Disclosures (“ASC 820-10-20”), which defines fair value to be the price that would be received when an asset is sold or paid when a liability is transferred in an orderly transaction between market participants at the measurement date and emphasizes that fair value is a market-based measurement, not an entity-specific measurement. It establishes a fair value hierarchy and expands disclosures about fair value measurements in both interim and annual periods. On April 1, 2008, the Company adopted ASC 820-10-20 for its financial assets and financial liabilities.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
Note A — Basis of Presentation and Summary of Significant Accounting Policies (continued)
     In April 2009, FASB issued ASC 825-10-65, Transition Related to FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“ASC 825-10-65”), which requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements for interim reporting periods ending after June 15, 2009. The Company adopted ASC 825-10-65 on June 30, 2009, and the adoption did not have a material impact on the Company’s financial position or results of operations.
     In May 2009, FASB issued ASC 855-10-05 through ASC 855-10-55, Subsequent Events (“ASC 855-10”), which establishes principles and standards related to the accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. ASC 855-10-25, Recognition requires an entity to recognize, in the financial statements, subsequent events that provide additional information regarding conditions that existed at the balance sheet date. Subsequent events that provide information about conditions that did not exist at the balance sheet date shall not be recognized in the financial statements under ASC 855-10. ASC 855-10 was effective for interim and annual reporting periods on or after June 15, 2009. The Company adopted ASC 855-10 on June 30, 2009, and the adoption did not have a material impact on the Company’s financial position or results of operations.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
Note B — Stock Based Compensation and Stock Options
     Under the Company’s Restated Omnibus Incentive Plan (Formerly The Restated 1988 Executive Stock Option Plan) (the “Plan”) as in effect at September 30, 2009, options for up to 9,682,500 shares of the Company’s common stock may be granted over the life of the Plan to employees, non-employee directors and consultants at exercise prices not less than the fair market value of the stock at the date of grant. Options granted under the Plan are non-statutory stock options and generally vest 25% one year from date of grant with the remaining 75% vesting ratably each month for the next 36 months thereafter. The options granted to employees generally expire at the end of five years from the date of grant and the options granted to non-employee members of the board of directors generally expire at the end of ten years from the date of grant.
     In May 2006, the Company’s Board of Directors granted performance-based stock options for 149,000 shares of common stock at fair market value at the date of grant, which will only vest if the Company attains certain earnings per share targets, as established by the Company’s Board of Directors, for calendar years 2008, 2009, and 2010. Net of forfeitures, options for 136,050 shares remain outstanding under these performance-based stock options as of September 30, 2009. These options were granted at $15.76 per share, fair market value at the date of grant, and have a valuation of $6.75 per share. Currently, management has determined that it is not probable that the Company will attain the earnings per share targets under these options and, accordingly, the Company has recognized no stock compensation expense for these options.
     In February 2008, the Company’s Board of Directors granted performance-based stock options for 42,000 shares of common stock at fair market value at the date of grant, which will only vest if the Company attains certain revenue targets for TPA revenues and out-of-network bill review revenues, as established by the Company’s Board of Directors, for calendar years 2009, 2010, and 2011. The targets for the various options varied by the regions managed by these optionees and each region has different targets. Net of forfeitures, options for 38,000 shares remain outstanding under these performance-based stock options as of September 30, 2009. These options were granted at $25.10 per share, fair market value at the date of grant, and have a valuation of $9.81 per share. Currently, management has determined that it is probable that the optionees with 6,000 shares underlying these options will attain the revenue targets and, accordingly, the Company has recognized $5,000 during the September 2009 quarter and $10,000, cumulatively, since the date of the option grant. Currently, management has determined that it is not probable that the revenue targets for the remaining optionees will be attained and, accordingly, the Company has recognized no stock compensation expense for those options.
     In February 2009, the Company’s Board of Directors granted performance-based stock options for 100,000 shares of common stock at fair market value at the date of grant, which will only vest if the Company attains certain earnings per share targets, as established by the Company’s Board of Directors, for calendar years 2009, 2010, and 2011. Net of forfeitures, options for 95,000 shares remain outstanding under these performance-based stock options as of September 30, 2009. These options were granted at $19.79 per share, fair market value at the date of grant, and have a valuation of $8.21 per share. Currently, management has determined that it is probable that the Company will attain the earnings per share targets and, accordingly, the Company has recognized stock compensation expense of $65,000 during the September 2009 quarter and $195,000, cumulatively, since the date of the option grants.
     Additionally, in February 2009, the Company’s Board of Directors granted performance-based stock options for 10,000 shares of common stock at fair market value at the date of grant to an employee, which will only vest if the Company attains certain revenue targets for TPA revenues and out-of-network bill review revenues, as established by the Company’s Board of Directors, for calendar years 2009, 2010, and 2011. These options were granted at $20.37 per share, fair market value at the date of grant, and have a valuation of $8.45 per share. Currently, management has determined that it is not probable that the Company will attain the revenue targets and, accordingly, the Company has recognized no stock compensation expense for this stock option grant.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
Note B — Stock Based Compensation and Stock Options (continued)
     The tables below shows the amounts recognized in the financial statements for the three and six            months ended September 30, 2008 and 2009, respectively.

	Three Months Ended
	September 30, 2008	September 30, 2009
Cost of revenues	$138,000	$167,000
General and administrative	(9,000)	321,000

Total cost of stock-based compensation included in income, before income tax	129,000	488,000
Amount of income tax benefit recognized	(50,000)	(195,000)

Amount charged against income	$79,000	$293,000

Effect on diluted income per share	$(0.01)	$(0.02)

	Six Months Ended
	September 30, 2008	September 30, 2009
Cost of revenues	$256,000	$289,000
General and administrative	257,000	699,000

Total cost of stock-based compensation included in income, before income tax	513,000	988,000
Amount of income tax benefit recognized	(200,000)	(395,000)

Amount charged against income	$313,000	$593,000

Effect on diluted income per share	$(0.02)	$(0.05)

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
Note B — Stock Based Compensation and Stock Options (continued)
     The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model with the assumptions included in the table below. The Company uses historical data among other factors to estimate the expected volatility, the expected option life, and the expected forfeiture rate. The risk-free rate is based on the interest rate paid on a U.S. Treasury issue with a term similar to the estimated life of the option. Based upon the historical experience of options cancellations, the Company has estimated an annualized forfeiture rate of 10.75% and 10.64% for the three months ended September 30, 2008 and 2009, respectively. Forfeiture rates will be adjusted over the requisite service period when actual forfeitures differ, or are expected to differ, from the estimate. The following assumptions were used to estimate the fair value of options granted during the three months ended September 30, 2008 and 2009 using the Black-Scholes option-pricing model:

	Three Months Ended September 30,
	2008	2009

Risk-free interest rate	3.15%	2.71%
Expected volatility	40%	47%
Expected dividend yield	0.00%	0.00%
Expected forfeiture rate	10.75%	10.64%
Expected weighted average life of option in years	4.7 years	4.8 years
     All options granted in the six months ended September 30, 2008 and 2009 were granted at fair market value and are non-statutory stock options.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
Note B — Stock Based Compensation and Stock Options (continued)
     Summarized information for all stock options for the three and six months ended September 30, 2008 and 2009 follows:

	Three Months Ended September 30, 2008		Three Months Ended September 30, 2009
	Shares	Average Price	Shares	Average Price
Options outstanding, beginning	991,694	$19.69	1,065,842	$20.51
Options granted	45,425	30.00	38,600	25.42
Options exercised	(27,942)	16.18	(63,814)	15.02
Options cancelled	(11,830)	20.18	(4,100)	27.20

Options outstanding, ending	997,347	$20.26	1,036,528	$21.01

	Six Months Ended September 30, 2008		Six Months Ended September 30, 2009
	Shares	Average Price	Shares	Average Price
Options outstanding, beginning	1,030,558	$19.24	1,115,171	$20.31
Options granted	75,225	30.97	49,400	24.62
Options exercised	(93,511)	17.68	(98,276)	14.72
Options cancelled	(14,925)	20.34	(29,767)	21.59

Options outstanding, ending	997,347	$20.26	1,036,528	$21.01

     The following table summarizes the status of stock options outstanding and exercisable at September 30, 2009:

					Exercisable
		Weighted	Outstanding	Exercisable	Options -
		Average	Options -	Options -	Weighted
		Remaining	Weighted	Number of	Average
	Number of	Contractual	Average	Exercisable	Exercise
Range of Exercise Price	Outstanding Options	Life	Exercise Price	Options	Price
$11.00 to $15.76	354,206	1.71	$14.76	193,158	$14.07
$15.77 to $19.83	221,567	3.50	$18.43	113,610	$17.33
$19.84 to $25.82	227,296	4.37	$24.25	48,316	$24.12
$25.83 to $47.70	233,459	3.39	$29.78	122,746	$29.74

Total	1,036,528	3.06	$21.01	477,830	$19.89

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
Note B — Stock Based Compensation and Stock Options (continued)
     A summary of the status for all outstanding options at September 30, 2009, and changes during the three months then ended, is presented in the table below:

				Aggregate
			Weighted Average	Intrinsic Value as
		Weighted Average	Remaining Contractual	of September 30,
	Number of Options	Exercise Per Share	Life (Years)	2009
Options outstanding at July 1, 2009	1,065,842	$20.51
Granted	38,600	25.42
Exercised	(63,814)	15.02
Cancelled — forfeited	(3,159)	25.66
Cancelled — expired	(941)	32.35

Ending outstanding	1,036,528	$21.01	3.06	$8,079,237

Ending vested and expected to vest	925,949	$20.95	2.96	$7,292,720

Ending exercisable at September 30, 2009	477,830	$19.88	2.50	$4,282,930

     The weighted-average grant-date fair value of options granted during the three months ended September 30, 2008 and 2009, was $11.66 and $10.92, respectively.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
Note C — Treasury Stock and Subsequent Event
     The Company’s Board of Directors initially approved the commencement of a share repurchase program in the fall of 1996. In August 2009, the Board approved a 1,000,000 share expansion of the repurchase program to 14,150,000 shares over the life of the share repurchase program. Since the commencement of the share repurchase program, the Company has spent $203 million to repurchase 13,293,742 shares of its common stock, equal to 52% of the outstanding common stock had there been no repurchases. The average price of these repurchases is $15.29 per share. These purchases have been funded primarily from the net earnings of the Company, along with the proceeds from the exercise of common stock options. During the three months ended September 30, 2009, the Company repurchased 581,323 shares for $16.8 million. During the six months ended September 30, 2009, the Company repurchased 610,999 shares for $17.4 million. The Company had 12,405,630 shares of common stock outstanding as of September 30, 2009, net of the 13,293,742 shares in treasury. During September 2009, the Company repurchased 200,000 shares from V. Gordon Clemons, the Company’s Chairman of the Board, in a privately negotiated transactions for $30.00 per share for an aggregate repurchase of $6 million. Subsequent to the end of the quarter, the Company repurchased 193,017 shares of common stock for $5.8 million or $29.92 a share.
Note D — Weighted Average Shares and Net Income Per Share
     Weighted average basic common and common equivalent shares decreased from 13,764,000 for the quarter ended September 30, 2008 to 12,758,000 for the quarter ended September 30, 2009. Weighted average diluted common and common equivalent shares decreased from 13,960,000 for the quarter ended September 30, 2008 to 12,920,000 for the quarter ended September 30, 2009. The net decrease in both of these weighted share calculations is due to the repurchase of common stock as noted above, offset by an increase in shares outstanding due to the exercise of stock options under the Company’s employee stock option plan.
     Net income per common and common equivalent shares was computed by dividing net income by the weighted average number of common and common stock equivalents outstanding during the quarter. The calculations of the basic and diluted weighted shares for the three months and six months ended September 30, 2008 and 2009, are as follows:

	Three Months Ended September 30,
	2008	2009
Net Income	$4,964,000	$6,400,000

Basic:
Weighted average common shares outstanding	13,764,000	12,758,000

Net Income per share	$0.36	$0.50

Diluted:
Weighted average common shares outstanding	13,764,000	12,758,000
Treasury stock impact of stock options	196,000	162,000

Total common and common equivalent shares	13,960,000	12,920,000

Net Income per share	$0.36	$0.50

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
Note D — Weighted Average Shares and Net Income Per Share (continued)

	Six Months Ended September 30,
	2008	2009
Net Income	$10,531,000	$12,804,000

Basic:
Weighted average common shares outstanding	13,790,000	12,842,000

Net Income per share	$0.76	$1.00

Diluted:
Weighted average common shares outstanding	13,790,000	12,842,000
Treasury stock impact of stock options	213,000	146,000

Total common and common equivalent shares	14,003,000	12,988,000

Net Income per share	$0.75	$0.99

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
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

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
Note F — Other Intangible Assets
     Other intangible assets consist of the following at September 30, 2009:

					Cost, Net of
			Six Months Ended	Accumulated	Accumulated
			September 30, 2009	Amortization at	Amortization at
Item	Life	Cost	Amortization Expense	September 30, 2009	September 30, 2009
Covenants Not to Compete	5 Years	$950,000	$84,000	$500,000	$450,000
Customer Relationships	18-20 Years	7,571,000	203,000	995,000	6,576,000
TPA Licenses	15 Years	204,000	7,000	29,000	175,000

Total		$8,725,000	$294,000	$1,524,000	$7,201,000

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
Note H — Contingencies and Litigation
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
     The Company disclaims any obligations to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of these factors include (without limitation) general industry and economic conditions including a decreasing number of national claims due to decreasing number of injured workers; cost of capital and capital requirements; possible litigation and legal liability in the course of operations; competition from other managed care companies; the ability to expand certain areas of the Company’s business; shifts in customer demands; the ability of the Company to produce market-competitive software; changes in operating expenses including employee wages, benefits and medical inflation; governmental and public policy changes; dependence on key personnel; and the continued availability of financing in the amounts and at the terms necessary to support the Company’s future business.
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
Patient Management Services
     In addition to its network solutions services, the Company offers a range of patient management services, which involve working on a one-on-one basis with injured employees and their various healthcare professionals, employers and insurance company adjusters. The services are designed to monitor the medical necessity and appropriateness of healthcare services provided to workers’ compensation and other healthcare claimants and to expedite return to work. The Company offers these services on a stand-alone basis, or as an integrated component of its medical cost containment services. The Company expanded its patient management services to include the processing of claims for self-insured payors to property and casualty insurance with the January 2007 acquisition of the assets of Hazelrigg Risk Management Services, the June 2007 acquisition of the outstanding capital stock of The Schaffer Companies, Ltd. and the February 2009 acquisition of the outstanding capital stock of Eagle Claim Services, Inc.

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
Business Enterprise Segments
     The Company operates in one reportable operating segment, managed care. The Company’s services are delivered to its customers through its local offices in each region and financial information for the Company’s operations follows this service delivery model. All regions provide the Company’s patient management and network solutions services. FASB ASC 280-10 establishes standards for the way that public business enterprises report information about operating segments in annual and interim consolidated financial statements. The Company’s internal financial reporting is segmented geographically, as discussed above, and managed on a geographic rather than service line basis, with virtually all of the Company’s operating revenue generated within the United States.
     Under FASB ASC 280-10, two or more operating segments may be aggregated into a single operating segment for financial reporting purposes if aggregation is consistent with the objective and basic principles, if the segments have similar economic characteristics, and if the segments are similar in each of the following areas: 1) the nature of products and services, 2) the nature of the production processes; 3) the type or class of customer for their products and services; and 4) the methods used to distribute their products or provide their services. The Company believes each of its regions meet these criteria as each provides similar services and products to similar customers using similar methods of productions and similar methods to distribute the services and products.
Summary of Quarterly Results
     The Company generated revenues of $82.4 million for the quarter ended September 30, 2009, an increase of $4.5 million or 5.9% compared to revenues of $77.9 million for the quarter ended September 30, 2008. The increase in revenues was primarily due to an increase in patient management business, with an increase in network solutions business as well. An improvement in customer utilization of the Company’s Enterprise Comp services was the primary reason for the increase in patient management revenues. Similarly, the increase in network solutions revenue was due to an improvement in the Company’s customer utilization of CorCareRx services.
     The Company’s cost of revenues increased by $2.6 million, from $59.0 million in the September 2008 quarter to $61.6 million in the September 2009 quarter, an increase of 4.4%. This increase was primarily due to the costs associated with the increase in demand for the Company’s CareIQ and CorCareRx services, which are high-cost services. CorCareRX cost of goods sold increased $1.4 million, while CareIQ costs increased $1.0 million.
     The Company’s general and administrative expense decreased by $0.5 million, from $10.7 million in the September 2008 quarter to $10.2 million in the September 2009 quarter, a decrease of 4.7%. This decrease is primarily due to a decrease in the Company’s systems and data interface costs. Systems cost decreased from $6.4 million to $5.9 million as the Company reduced the number of employees and consultants in systems.
     The Company’s income tax expense increased by $1.0 million, or 31.3%, from $3.2 million, in the September 2008 quarter to $4.2 million in the September 2009 quarter. The increase in income before income taxes was primarily due to the aforementioned increase in revenues. The effective income tax rate was 39% in the September 2008 quarter and 39.7% in the September 2009 quarter.
     Weighted diluted shares decreased from 14.0 million shares in the September 2008 quarter to 12.9 million shares in the September 2009 quarter, a decrease of 1.1 million shares, or 7.9%. This decrease was due to the repurchase of 581,000 shares of common stock during the September 2009 quarter. The decrease was offset by the exercise of stock options during the quarter.

     Diluted earnings per share increased from $0.36 in the September 2008 quarter to $0.50 in the September 2009 quarter, an increase of $0.14 per share, or 38.9%. The increase in diluted earnings per share was due to the increase in income before income taxes along with the reduction in the number of shares outstanding because of the shares repurchased.
Results of Operations for the three months ended September 30, 2008 and 2009
     The Company derives its revenues from providing patient management and network solutions services to payors of workers’ compensation benefits, auto insurance claims and health insurance benefits. Patient management services include utilization review, medical case management, vocational rehabilitation, and claims processing. Network solutions revenues include fee schedule auditing, hospital bill auditing, independent medical examinations, diagnostic imaging review services and preferred provider referral services. The percentage of total revenues attributable to patient management and network solutions services for the quarters ended September 30, 2008 and September 30, 2009 are as follows:

	September 30, 2008	September 30, 2009
Patient management services	44.2%	45.2%
Network solutions services	55.8%	54.8%

     The following table sets forth, for the periods indicated, the dollar amounts, dollar and percent changes, share changes and the percentage of revenues represented by items reflected in the Company’s consolidated income statements for the quarters ended September 30, 2008 and September 30, 2009. The Company’s past operating results are not necessarily indicative of future operating results.

	Three Months Ended	Three Months Ended		Percentage
	September 30, 2008	September 30, 2009	Change	Change
Revenue	$77,855,000	$82,416,000	$4,561,000	5.9%
Cost of revenues	58,996,000	61,609,000	2,613,000	4.4%

Gross profit	18,859,000	20,807,000	1,948,000	10.3%

Gross profit as percentage of revenue	24.2%	25.2%

General and administrative	10,722,000	10,206,000	(516,000)	(4.8%)
General and administrative as percentage of revenue	13.8%	12.4%

Income before income tax provision	8,137,000	10,601,000	2,464,000	30.3%

Income before income tax provision as percentage of revenue	10.5%	12.9%

Income tax provision	3,173,000	4,201,000	1,028,000	32.4%

Net income	$4,964,000	$6,400,000	$1,436,000	28.9%

Weighted Shares
Basic	13,764,000	12,758,000	(1,006,000)	(7.3%)
Diluted	13,960,000	12,920,000	(1,040,000)	(7.4%)

Earnings Per Share
Basic	$0.36	$0.50	$0.14	38.9%
Diluted	$0.36	$0.50	$0.14	38.9%
Revenues
Change in revenue from the quarter ended September 2008 to the quarter ended September 2009
     Revenues increased from $77.9 million for the three months ended September 30, 2008 to $82.4 million for the three months ended September 30, 2009, an increase of $4.5 million or 5.9%. The increase was primarily due to an increase in the Company’s patient management revenues of $2.9 million or 8.4% from $34.4 million in the September 2008 quarter to $37.2 million in the September 2009 quarter. Improvements in customer utilization of the Company’s Enterprise Comp services were the primary reason for the increase in patient management service revenues. Similarly, network solutions revenue increased $1.7 million or 3.9%, from $43.5 million in the September 2008 quarter to $45.2 million in the September 2009 quarter. This increase was due to an improvement in the Company’s customer utilization of CorCareRx services.
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
Cost of Revenues
     The Company’s cost of revenues consist of direct expenses, costs directly attributable to the generation of revenue, and field indirect costs which are incurred in the field offices of the Company. Direct costs are primarily case manager salaries, bill review analysts, related payroll taxes and fringe benefits, and costs for independent medical examination (IME) and MRI providers. Most of the Company’s revenues are generated in offices which provide both patient management services and network solutions services. The largest of the field indirect costs are manager salaries and bonus, account executive base pay and commissions, administrative and clerical support, field systems personnel, PPO network developers, related payroll taxes and fringe benefits, office rent, and telephone expense. Approximately 42% of the costs incurred in the field are costs which support both the patient management services and network solutions operations of the Company’s field offices, such as district managers, account executives, rent, and telephone.
Change in cost of revenue from the quarter ended September 2008 to the quarter ended September 2009
     The Company’s costs of revenues increased from $59.0 million in the quarter ended September 30, 2008 to $61.6 million in the quarter ended September 30, 2009, an increase of $2.6 million or 4.4%. This increase was primarily due to the costs associated with the increase in demand for the Company’s CareIQ and CorCareRx services, which are high-cost services. CorCareRX cost of goods sold increased $1.4 million, while CareIQ costs increased $1.0 million with $0.2 million of expenses for other costs.
General and Administrative Expense
Change in general and administrative expense from the quarter ended September 2008 to the quarter ended September 2009
     For the quarter ended September 30, 2009, general and administrative expense consisted of approximately 58% of corporate systems costs which include the corporate systems support, implementation and training, amortization of software development costs, depreciation of the hardware costs in the Company’s national systems, the Company’s national wide area network and other systems related costs. The remaining 42% of the general and administrative expense consisted of national marketing, national sales support, corporate legal, corporate insurance, human resources, accounting, product management, new business development and other general corporate matters.
     General and administrative expense decreased from $10.7 million in the quarter ended September 30, 2008 to $10.2 million in the quarter ended September 30, 2009, a decrease of $0.5 million, or 4.8%. This decrease is primarily due to a decrease in the Company’s systems and data interface costs. Systems cost decreased from $6.4 million to $5.9 million due to a reduction of employees and consultants.
Income Tax Provision
     The Company’s income tax expense increased by $1.0 million, or 32.4%, from $3.2 million for the quarter ended September 30, 2008 to $4.2 million for the quarter ended September 30, 2009 due to the increase in income before income taxes from $8.1 million to $10.6 million. The income tax expense as a percentage of income before income taxes (i.e. effective tax rate) was 39% for the three months ended September 30, 2008 and 39.7% for the three months ended September 30, 2009. The income tax provision rates were based upon management’s review of the Company’s estimated annual income tax rate, including state taxes. This effective tax rate differed from the statutory federal tax rate of 35.0% primarily due to state income taxes and certain non-deductible expenses.

Results of Operations for the Six Months Ended September 30, 2008 and September 30, 2009
     The following table sets forth, for the periods indicated, the dollar amounts, dollar and percent changes, share changes, and the percentage of revenues represented by certain items reflected in the Company’s consolidated income statements for the six months ended September 30, 2008 and September 30, 2009. The Company’s past operating results are not necessarily indicative of future operating results.

	Six Months Ended	Six Months Ended		Percentage
	September 30, 2008	September 30, 2009	Change	Change
Revenue	$156,056,000	$163,728,000	$7,672,000	4.9%
Cost of revenues	117,264,000	121,779,000	4,515,000	3.9%

Gross profit	38,792,000	41,949,000	3,157,000	8.1%

Gross profit as percentage of revenue	24.9%	25.6%

General and administrative	21,529,000	20,656,000	(873,000)	(4.1%)
General and administrative as percentage of revenue	13.8%	12.6%

Income before income tax provision	17,263,000	21,293,000	4,030,000	23.3%

Income before income tax provision as percentage of revenue	11.1%	13.0%

Income tax provision	6,732,000	8,489,000	1,757,000	26.1%

Net income	$10,531,000	$12,804,000	$2,273,000	21.6%

Weighted Shares
Basic	13,790,000	12,842,000	(948,000)	(6.9%)
Diluted	14,003,000	12,988,000	(1,015,000)	(7.2%)

Earnings Per Share
Basic	$0.76	$1.00	$0.24	31.6%
Diluted	$0.75	$0.99	$0.24	32.0%
Revenues
Change in revenue from the six months ended September 2008 to the six months ended September 2009
     Revenues increased from $156.1 million for the six months ended September 30, 2008 to $163.7 million for the six months ended September 30, 2009, an increase of $7.6 million or 4.9%. The Company’s patient management revenues increased $3.7 million or 5.4% from $67.8 million in the six months ended September 2008 to $71.5 million in the six months ended September 2009. This increase was primarily due to improvements in customer utilization of the Company’s Enterprise Comp services. The Company’s network solutions revenues increased from $88.3 million in the six months ended September 2008 to $92.2 million in the six months ended September 2009, an increase of $3.9 million or 4.4%. This increase was primarily due to an increase in customer utilization of the Company’s CorCareRx services.

Cost of Revenues
Change in cost of revenue from the six months ended September 2008 to the six months ended September 2009
     The Company’s costs of revenues increased from $117.3 million in the six months ended September 30, 2008 to $121.8 million in the six months ended September 30, 2009, an increase of $4.5 million or 3.9%. This increase was primarily due to the costs associated with the increase in demand for the Company’s CareIQ and CorCareRx services, which are high-cost services. CorCareRX cost of goods sold increased $1.9 million from the previous six month period. Similarly, CareIQ costs increased $1.6 million from the previous six month period
General and Administrative Costs
Change in cost of general and administrative expense from the six months ended September 2008 to the six months ended September 2009
     General and administrative expense decreased from $21.5 million in the six months ended September 30, 2008 to $20.6 million in the six months ended September 30, 2009, a decrease of $0.9 million, or 4.1%. This decrease is primarily due to a decrease in the Company’s systems and data interface costs. Systems cost decreased from $13.1 million to $11.8 million due to a reduction in employee headcount and consultants, offset by increases in other general and administrative costs.
Income Tax Provision
     The Company’s income tax expense increased by $1.8 million, or 26.1%, from $6.7 million for the six months ended September 30, 2008 to $8.5 million for the six months ended September 30, 2009 due to the increase in income before income taxes from $17.3 million to $21.3 million. The income tax expense as a percentage of income before income taxes, also known as the effective tax rate was 39.0% for the six months ended September 30, 2008 and 39.7% for the six months ended September 30, 2009. The income tax provision rates were based upon management’s review of the Company’s estimated annual income tax rate, including state taxes. This effective tax rate differed from the statutory federal tax rate of 35.0% primarily due to state income taxes and certain non-deductible expenses.
Liquidity and Capital Resources
     The Company has historically funded its operations and capital expenditures primarily from cash flow from operations, and to a lesser extent, stock option exercises. Working capital decreased $1.9 million, or 7%, from $28.1 million as of March 31, 2009 to $26.2 million as of September 30, 2009, primarily due to a decrease in cash from $14.7 million as of March 31, 2009 to $12.0 million as of September 30, 2009. The decrease in cash was primarily due to the $17 million in share repurchases.
     The Company believes that cash from operations and funds from exercises of stock options granted to employees are adequate to fund existing obligations, repurchase shares of the Company’s common stock under its current share repurchase program, introduce new services, and continue to develop healthcare related businesses for at least the next twelve months. The Company regularly evaluates cash requirements for current operations and commitments, and for capital acquisitions and other strategic transactions. The Company may elect to raise additional funds for these purposes, through debt or equity, financings or otherwise, as appropriate. Additional equity or debt financing may not be available when needed, on terms favorable to us or at all.
     As of September 30, 2009, excluding $1.6 million of customer deposits held in bank checking accounts, the Company had $10.4 million in cash and cash equivalents, invested primarily in short-term, interest-bearing, highly liquid investment-grade securities with maturities of 90 days or less in federally regulated banks.
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
     The Company has historically required substantial capital to fund the growth of its operations, particularly working capital to fund the growth in accounts receivable and capital expenditures. The Company believes, however, that the cash balance at September 30, 2009 along with anticipated internally generated funds, will be sufficient to meet the Company’s expected cash requirements for at least the next twelve months.
Operating Cash Flows
Six months ended September 30, 2008 compared to six months ended September 30, 2009
     Net cash provided by operating activities increased from $14.7 million in the six months ended September 30, 2008 to $18.5 million in the six months ended September 30, 2009. The increase in cash flow from operating activities was primarily due to the increase in net income to $12.8 million for the six months ended September 30, 2009 from $10.5 million for the six months ended September 30, 2008, an increase of $2.3 million.
Investing Activities
Six months ended September 30, 2008 compared to six months ended September 30, 2009
     Net cash flow used in investing activities decreased from $6.1 million in the six months ended September 30, 2008 to $5.6 million in the six months ended September 30, 2009, a decrease of $0.4 million. The decrease in net cash used in investing activities is primarily due to payments during the six months ended September 30, 2008 related to the Company’s acquisition of The Schaffer Companies, Ltd. in June 2007. The Company had no acquisitions or acquisition related disbursements in the six months ended September 30, 2009. Property additions increased from $5.3 million in the six months ended September 30, 2008 to $5.6 million in the six months ended September 30, 2009.
Financing Activities
Six months ended September 30, 2008 compared to six months ended September 30, 2009
     Net cash flow used in financing activities increased from $2.9 million for the six months ended September 30, 2008 to $15.6 million for the six months ended September 30, 2009, an increase of $12.6 million. The increase in cash flow used in financing activities was primarily due to an increase in purchases under the Company’s share repurchase program, partially offset by an increase in the number of options exercised. During the six months ended September 30, 2009, the Company spent $17.4 million to repurchase 611,000 shares of its common stock. During the six months ended September 30, 2008, the Company spent $5.2 million to repurchase 155,000 shares of its common stock. The Company has historically used cash provided by operating activities and from the exercise of stock options to repurchase stock. The Company expects it may use some of the $12.0 million of cash on its balance sheet at September 30, 2009 to repurchase additional shares of stock.

Contractual Obligations
     The following table summarizes the Company’s contractual obligations outstanding as of September 30, 2009.

	Payments Due by Period
		Within One	Between Two and	Between Four and	More than
	Total	Year	Three Years	Five Years	Five Years
Operating leases	$49,509,000	$13,343,000	$19,885,000	$10,798,000	$5,483,000

Total	$49,509,000	$13,343,000	$19,885,000	$10,798,000	$5,483,000

     Operating leases are rents paid for the Company’s physical locations.
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
     The Company is involved in other litigation arising in the normal course of business. Management believes that resolution of these other matters will not result in any payment that, in the aggregate, would be material to the financial position or results of the operations of the Company.
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
     The Company has identified the following accounting policies as critical to it: 1) revenue recognition, 2) cost of revenues, 3) allowance for uncollectible accounts, 4) goodwill and long-lived assets, 5) accrual for self-insured costs, 6) accounting for income taxes, and 7) share-based compensation.
     Revenue Recognition: The Company’s revenues are recognized primarily as services are rendered based on time and expenses incurred. A certain portion of the Company’s revenues are derived from fee schedule auditing which is based on the number of provider charges audited and, to a lesser extent, on a percentage of savings achieved for the Company’s customers. The Company has generally recognize revenue when there is persuasive evidence of an arrangement, the services have been provided to the customer, the sales price is fixed or determinable, and collectability is reasonably assured. The Company reduces revenue for estimated contractual allowances and record any amounts invoiced to the customer in advance of service performance as deferred revenue.
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
     The Company must make significant management judgments and estimates in determining contractual and bad debt allowances in any accounting period. One significant uncertainty inherent in the Company’s analysis is whether its past experience will be indicative of future periods. Although the Company considers future projections when estimating contractual and bad debt allowances, the Company ultimately makes its decisions based on the best information available to it at that time. Adverse changes in general economic conditions or trends in reimbursement amounts for the Company’s services could affect the Company’s contractual and bad debt allowance estimates, collection of accounts receivable, cash flows, and results of operations.

     There has been no material change in the net reserve balance during the past three fiscal years. No one customer accounted for 10% or more of accounts receivable at March 31, 2009 or at September 30, 2009.
     Goodwill and Long-Lived Assets: Goodwill arising from business combinations represents the excess of the purchase price over the estimated fair value of the net assets of the acquired business. Pursuant to FASB ASC 350-10 through ASC 350-30 goodwill is tested annually for impairment or more frequently if circumstances indicate the potential for impairment. Also, management tests for impairment of its intangible assets and long-lived assets on an ongoing basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company’s impairment is conducted at a company-wide level. The measurement of fair value is based on an evaluation of market capitalization and is further tested using a multiple of earnings approach. In projecting the Company’s cash flows, management considers industry growth rates and trends and cost structure changes. Based on the Company’s tests and reviews, no impairment of its goodwill, intangible assets or other long-lived assets existed at March 31, 2009 or at September 30, 2009. However, future events or changes in current circumstances could affect the recoverability of the carrying value of goodwill and long-lived assets. Should an asset be deemed impaired, an impairment loss would be recognized to the extent the carrying value of the asset exceeded its estimated fair market value.
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
     Accounting for Income Taxes: The Company provides for income taxes in accordance with provisions specified in FASB ASC 740-10-05 through ASC 740-10-55, Accounting for Uncertainty in Income Taxes. Accordingly, deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities. These differences will result in taxable or deductible amounts in the future, based on tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. In making an assessment regarding the probability of realizing a benefit from these deductible differences, management considers the Company’s current and past performance, the market environment in which the Company operates, tax planning strategies and the length of carry-forward periods for loss carry-forwards, if any. Valuation allowances are established when necessary to reduce deferred tax assets to amounts that are more likely than not to be realized. Further, the Company provides for income tax issues not yet resolved with federal, state and local tax authorities.
     Share-Based Compensation: Effective April 1, 2006, the Company adopted the provisions of FASB ASC 718, on which establishes accounting for equity instruments exchanged for employee services. Under the provisions of FASB ASC 718, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).
     For the six months ended September 30, 2009, the Company recorded share-based compensation expense of $915,000. Share-based compensation expense recognized in fiscal 2010 is based on awards ultimately expected to vest; therefore, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates
     The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s term, and the Company’s expected annual dividend yield. The Company’s management believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in fiscal 2010. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

     The key input assumptions that were utilized in the valuation of the stock options granted during the quarter ended September 30, 2009 are summarized in the table below.

Expected option term (1)	4.8 years
Expected volatility (2)	47%
Risk-free interest rate (3)	2.71%
Expected forfeiture rate	10.64%
Expected annual dividend yield	0%

(1)	The expected option term is based on historical exercise and post-vesting termination patterns, as well as our expectations regarding future trends.

(2)	Expected volatility represents a combination of historical stock price volatility and estimated future volatility.

(3)	The risk-free interest rate is based on the implied yield on five year United States Treasury Bill on the date of grant.
Recent Accounting Standards Update
     The FASB issued ASC 105-10-05, Generally Accepted Accounting Principles, which establishes the Accounting Standards Codification (“Codification” or “ASC”) as the single source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards.
     GAAP is not intended to be changed as a result of the Codification, but the ASC does change the way the guidance is organized and presented. As a result, these changes have a significant impact on how companies reference GAAP in their financial statements and in their accounting policies for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has included the references to the Codification, as appropriate, in these consolidated financial statements.
     In September 2006, FASB issued ASC 820-10-20, Fair Value Measurements and Disclosures (“ASC 820-10-20”), which defines fair value to be the price that would be received when an asset is sold or paid when a liability is transferred in an orderly transaction between market participants at the measurement date and emphasizes that fair value is a market-based measurement, not an entity-specific measurement. It establishes a fair value hierarchy and expands disclosures about fair value measurements in both interim and annual periods. On April 1, 2008, the Company adopted ASC 820-10-20 for its financial assets and financial liabilities, and on April 1, 2009, the Company adopted ASC 820-10-20 for its nonfinancial assets and nonfinancial liabilities. The adoption of ASC 820-10-20 did not have a material impact on the Company’s financial position or results of operations.
     In April 2009, FASB issued ASC 825-10-65, Transition Related to FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“ASC 825-10-65”), which requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements for interim reporting periods ending after June 15, 2009. The Company adopted ASC 825-10-65 on June 30, 2009, and the adoption did not have a material impact on the Company’s financial position or results of operations..

     In May 2009, FASB issued ASC 855-10-05 through ASC 855-10-55, Subsequent Events (“ASC 855-10”), which establishes principles and standards related to the accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. ASC 855-10-25, Recognition requires an entity to recognize, in the financial statements, subsequent events that provide additional information regarding conditions that existed at the balance sheet date. Subsequent events that provide information about conditions that did not exist at the balance sheet date shall not be recognized in the financial statements under ASC 855-10. ASC 855-10 was effective for interim and annual reporting periods on or after June 15, 2009. The Company adopted ASC 855-10 on June 30, 2009, and the adoption did not have a material impact on the Company’s financial position or results of operations.
Item 3 — Quantitative and Qualitative Disclosures About Market Risk
     As of September 30, 2009, the Company held no market risk sensitive instruments for trading purposes, and the Company did not employ any derivative financial instruments, other financial instruments, or derivative commodity instruments to hedge any market risk. The Company had no debt outstanding as of September 30, 2009, and therefore, had no market risk related to debt.
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
Changes in Internal Control over Financial Reporting
     During the quarter ended September 30, 2009, there have been changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management implemented consolidation capabilities in our accounting system which will eliminate the use of the Excel consolidation. The accounting system consolidation was completed in parallel with the Excel process this quarter. Management also implemented new performance monitoring capabilities for tracking and reporting upon regional accounting personnel performance against key financial reporting requirements.
Remediation Activities
     During the fourth quarter of fiscal 2009, management made changes to the internal controls over financial close and reporting. These controls were implemented during the fourth quarter of fiscal 2009 and insufficient time has passed from the implementation of the controls through the completion of the annual audit for adequate evidence to be gathered that would enable us to conclude upon the effectiveness of these controls at the report date. In addition to continuing to use and rely upon the controls implemented in the fourth quarter of fiscal 2009, management will be implementing additional controls. What follows is a list of the deficiencies that we believe aggregated into a material weakness and the actions management has or is taking to remediate each deficiency.
(i)	Timely and thorough reconciliation of significant accounts:
     During the first and second quarters of fiscal 2010, management has implemented, and will continue to implement, additional controls over the reconciliation process. These controls include additional review by senior accounting staff and the Chief Financial Officer. Management is also instituting internal audit procedures designed to ensure timely and thorough reconciliation of all significant accounts.
(ii)	Effective utilization of disclosure checklists during the preparation of Company filings:
     During the fourth quarter of fiscal 2009, management implemented the use of disclosure checklists for all annual and quarterly SEC filings. While this control was operating in the fourth quarter and disclosure checklists were used in the preparation of the Form 10-K there was insufficient time from the implementation of the control to the audit report date to gather sufficient evidence to determine the effectiveness of the control at the audit report date.
(iii)	Use of Excel for enterprise consolidation and general ledger reporting in our Corporate office:
     During the fourth quarter of fiscal 2009, management implemented a process and associated control that requires reperformance of the Excel consolidation. A comparison is made between the Excel consolidation and the reperformed copy and discrepancies, if any, are researched and resolved. Additionally, the reperformance process includes a review and approval of each journal entry posted to the consolidation. While this control was operating in the fourth quarter, there was insufficient time from the implementation of the control to the audit report date to gather sufficient evidence to determine the effectiveness of the control at the audit report date.

     Management has implemented consolidation capabilities in the accounting software used by the Company. The consolidation was produced in parallel with the Excel consolidation. Management expects to use the accounting system consolidation exclusively in the preparation and filing of the third fiscal quarter of 2010.
(iv)	Review of data used to compute financial statement disclosures:
     Management has expanded the review process to include all financial statement disclosers. The expanded review includes reviews by senior accounting staff and the CFO.
(v)	Regional accounting personnel not reporting directly to the corporate accounting function:
     Management has implemented a performance monitoring tool that enables tracking the performance of the regional accounting personal against key financial reporting related objectives.
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
     In February 2005, Kathleen Roche, D.C., as plaintiff, filed a putative class action in Circuit Court for the 20th Judicial District, St. Clair County, Illinois, against us. The case seeks recovery of unspecified damages to recover the Company’s alleged failure to steer patients to medical providers who are members of the CorVel CorCare PPO network and also alleges that we used biased and arbitrary computer software to review medical providers’ bills. In December 2007, the trial court certified a class in this case of all Illinois health care providers with CorVel PPO agreements, excluding hospitals. In January 2008, we filed with the Illinois Appellate Court a petition for interlocutory appeal of the trial court’s class certification order which was denied in April 2008. In May 2008 we appealed the appellate court’s denial of our petition for interlocutory appeal which appeal was also denied by the Illinois Supreme Court in September 2008. The Company intends to pursue all available legal remedies including vigorously defending this case. An unfavorable outcome in this litigation could materially adversely affect our business, financial condition or results of operations.
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
     We provide to insurers and other payors of health care costs managed care programs that utilize preferred provider organizations and computerized bill review programs. Health care providers have brought against us and our customers, individual and class action lawsuits challenging such programs. If such lawsuits are successful, we may incur significant liabilities.
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
     We provide an outsource service to payors of workers’ compensation and auto healthcare benefits. These payors include insurance companies, TPAs, municipalities, state funds, and self-insured, self-administered employers. If these payors reduce the amount of work they outsource, our results of operations would be adversely affected.
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
     The markets for our Network Services and Case Management Services services are also fragmented and competitive. Our competitors include national managed care providers, preferred provider networks, smaller independent providers and insurance companies. Companies that offer one or more workers’ compensation managed care services on a national basis are our primary competitors. We also compete with many smaller vendors who generally provide unbundled services on a local level, particularly companies with an established relationship with a local insurance company adjuster. In addition, several large workers’ compensation insurance carriers offer managed care services for their customers, either by performance of the services in-house or by outsourcing to organizations like ours. If these carriers increase their performance of these services in-house, our business may be adversely affected. In addition, consolidation in the industry may result in carriers performing more of such services in-house.
     The failure to attract and retain qualified or key personnel may prevent us from effectively developing, marketing, selling, integrating and supporting our services.
     We are dependent, to a substantial extent, upon the continuing efforts and abilities of certain key management personnel. In addition, we face competition for experienced employees with professional expertise in the workers’ compensation managed care area. The loss of key employees, especially V. Gordon Clemons, Chairman, and Dan Starck, President, Chief Executive Officer, and Chief Operating Officer, or the inability to attract qualified employees, could have a material unfavorable effect on our business and results of operations.
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
     If we lose several customers in a short period, our results may be materially adversely affected.
     Our results may decline if we lose several customers during a short period. Most of our customer contracts permit either party to terminate without cause. If several customers terminate, or do not renew or extend their contracts with us, our results could be materially adversely affected. Many organizations in the insurance industry have consolidated and this could result in the loss of one or more of our customers through a merger or acquisition. Additionally, we could lose customers due to competitive pricing pressures or other reasons.
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
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
     There were no sales of unregistered securities during the period covered by this report. The following table shows the repurchases of the Company’s common stock made by or on behalf of the Company for the quarter ended September 30, 2009 pursuant to a publicly announced plan.

			Total Number of
			Shares Purchased as	Maximum Number
			Part of Publicly	of Shares that may
	Total Number of	Average Price Paid	Announced	yet be Purchased
Period	Shares Purchased	Per Share	Program	Under the Program

July 1 to July 31, 2009	45,026	$23.70	12,757,445	1,392,555
August 1 to August 31, 2009	149,455	27.53	12,906,900	1,243,100
September 1 to September 30, 2009	386,842	30.03	13,293,742	856,258

Total	581,323	$28.90	13,293,742	856,258

     In 1996, the Company’s Board of Directors authorized a stock repurchase program for up to 100,000 shares of the Company’s common stock. The Company’s Board of Directors has periodically increased the number of shares authorized for repurchase under the repurchase program. The most recent increase occurred in August 2009 and brought the number of shares authorized for repurchase over the life of the program to 14,150,000 shares. There is no expiration date for the repurchase program. Of the shares repurchased between September 1 and September 30, 2009, 200,000 shares were repurchased from V. Gordon Clemons, the Company’s Chairman of the Board, in a privately negotiated transactions for $30.00 per share for an aggregate repurchase of $6 million.
Item 3 — Defaults Upon Senior Securities — None.
Item 4 — Submission of Matters to a Vote of Security Holders
     The Annual Meeting of Stockolders was held on August 6, 2009 to act on the following matters, all of which were approved:
1.	To elect six directors, each to serve until the 2010 annual meeting of stockholders or until his or her successor has been duly elected and qualified. The following directors were elected at the 2009 Annual Meeting: V. Gordon Clemons, Steven J. Hamerslag, Alan R. Hoops, R. Judd Jessup, Jean H. Macino, and Jeffery J. Michael. The votes cast for Mr. Clemons were 9,269,912 shares, with 3,192,689 votes withheld. The votes cast for Mr. Hamerslag were 9,251,199 shares, with 3,211,402 votes withheld. The votes cast for Mr. Hoops were 9,251,017 shares, with 3,211,584 votes withheld. The votes cast for Mr. Jessup were 9,251,137 shares, with 3,211,464 votes withheld. The votes cast for Mrs. Macino were 9,307,192 shares, with 3,155,409 votes withheld. The votes cast for Mr. Michael were 9,210,853 shares, with 3,251,748 votes withheld.

2.	To ratify the appointment of Haskell & White LLP as our independent auditors for the fiscal year ending March 31, 2010. The appointment was ratified with a total of 12,457,137 shares voting for, 4,453 shares voting against, and 1,011 shares abstaining.
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
3.3 Certification of Designation Increasing the Number of Shares of Series A Junior Participating Preferred Stock. Incorporated herein by reference to Exhibit 3.1 to the company’s form 8-K filed on November 24, 2008.
10.1 Summary of Terms of Oral Agreement to Repurchase Shares of Common Stock held by V. Gordon Clemons.
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
November 6, 2009