Form 10-Q
period 2009-12-31
CORVEL CORP
filed 2010-02-05
CIK 874866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value per share, as of January 31, 2010 was 12,088,695.

CORVEL CORPORATION
FORM 10-Q

Part I — Financial Information
Item 1. Financial Statements
CORVEL CORPORATION
CONSOLIDATED BALANCE SHEETS

		December 31, 2009
	March 31, 2009	(Unaudited)

Assets
Current Assets
Cash and cash equivalents (Note A)	$14,681,000	$7,864,000
Accounts receivable, net	41,249,000	44,419,000
Prepaid taxes and expenses	4,841,000	4,641,000
Deferred income taxes	4,531,000	4,869,000

Total current assets	65,302,000	61,793,000

Property and equipment, net	29,790,000	29,873,000
Goodwill	34,852,000	36,010,000
Other intangibles, net	7,495,000	7,055,000
Other assets	3,770,000	3,835,000

TOTAL ASSETS	$141,209,000	$138,566,000

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts and taxes payable	$18,553,000	$16,931,000
Accrued liabilities	18,653,000	20,956,000

Total current liabilities	37,206,000	37,887,000

Deferred income taxes	7,706,000	7,673,000

Commitments and contingencies (Note G and H)

Stockholders’ Equity

Common stock, $.0001 par value: 60,000,000 shares authorized; 25,600,022 shares issued (12,917,279 shares outstanding, net of Treasury shares) and 25,747,156 shares issued (12,140,156 shares outstanding, net of Treasury shares) at March 31, 2009 and December 31, 2009, respectively	3,000	3,000

Paid-in capital	84,321,000	88,538,000

Treasury Stock (12,682,743 shares at March 31, 2009 and 13,607,000 shares at December 31, 2009)	(185,762,000)	(212,749,000)

Retained earnings	197,735,000	217,214,000

Total stockholders’ equity	96,297,000	93,006,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$141,209,000	$138,566,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
CONSOLIDATED INCOME STATEMENTS — UNAUDITED

	Three Months Ended December 31,
	2008	2009
REVENUES	$76,962,000	$86,629,000

Cost of revenues	59,300,000	64,823,000

Gross profit	17,662,000	21,806,000

General and administrative expenses	10,296,000	10,713,000

Income before income tax provision	7,366,000	11,093,000

Income tax provision	2,862,000	4,418,000

NET INCOME	$4,504,000	$6,675,000

Net income per common and common equivalent share
Basic	$0.34	$0.55

Diluted	$0.34	$0.54

Weighted average common and common equivalent
Basic	13,316,000	12,237,000

Diluted	13,439,000	12,426,000
See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
CONSOLIDATED INCOME STATEMENTS — UNAUDITED

	Nine Months Ended December 31,
	2008	2009
REVENUES	$233,018,000	$250,357,000

Cost of revenues	176,564,000	186,602,000

Gross profit	56,454,000	63,755,000

General and administrative expenses	31,825,000	31,369,000

Income before income tax provision	24,629,000	32,386,000

Income tax provision	9,594,000	12,907,000

NET INCOME	$15,035,000	$19,479,000

Net income per common and common equivalent share
Basic	$1.10	$1.54

Diluted	$1.09	$1.52

Weighted average common and common equivalent
Basic	13,632,000	12,640,000

Diluted	13,815,000	12,801,000
See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Nine Months Ended December 31,
	2008	2009
Cash flows from Operating Activities
NET INCOME	$15,035,000	$19,479,000

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	8,852,000	8,771,000
Loss on disposal of assets	14,000	48,000
Stock compensation expense	915,000	1,560,000
Write-off of uncollectible accounts	1,878,000	2,277,000

Changes in operating assets and liabilities
Accounts receivable	(538,000)	(5,447,000)
Prepaid taxes and expenses	(906,000)	200,000
Other assets	174,000	96,000
Accounts and taxes payable	(2,811,000)	(1,622,000)
Accrued liabilities	1,059,000	1,203,000
Deferred income tax	(58,000)	(371,000)

Net cash provided by operating activities	23,614,000	26,194,000

Cash Flows from Investing Activities
Acquisition earn out payment	(1,800,000)	—
Purchase of property and equipment	(7,714,000)	(8,681,000)

Net cash (used in) investing activities	(9,514,000)	(8,681,000)

Cash Flows from Financing Activities
Purchase of treasury stock	(22,195,000)	(26,987,000)
Tax effect of stock option exercises	426,000	740,000
Exercise of common stock options	1,693,000	1,753,000
Exercise of employee stock purchase options	201,000	164,000

Net cash (used in) financing activities	(19,875,000)	(24,330,000)

Decrease in cash and cash equivalents	(5,775,000)	(6,817,000)
Cash and cash equivalents at beginning of period	17,911,000	14,681,000

Cash and cash equivalents at end of period	$12,136,000	$7,864,000

Supplemental Cash Flow Information:
Income taxes paid	$10,879,000	$11,830,000
Accrual of earn-out related to acquistion	$800,000	$1,100,000
Accrual of software license	$864,000	$0
See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
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
     Beginning in the quarter ended June 30, 2009, the Company implemented Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 855-10-05 through 885-10-55, Subsequent Events. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. In accordance with FASB ASC 855-10-05 through ASC 855-10-55, the Company evaluated all events or transactions that occurred after December 31, 2009 up through the date the Company issued these consolidated financial statements. During this period, the Company did not have any material subsequent events other than the repurchase of approximately 55,000 shares for $1.7 million or $31.38 per share. These shares were repurchased under the Company’s ongoing share repurchase program described in Note C.
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2010. For further information, refer to the consolidated financial statements and footnotes for the fiscal year ended March 31, 2009 included in the Company’s Annual Report on Form 10-K.
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
     Cash and Cash Equivalents: Cash and cash equivalents consist of short-term highly-liquid investment-grade interest-bearing securities with maturities of 90 days or less when purchased. The carrying amounts of the Company’s financial instruments approximate their fair values at March 31, 2009 and December 31, 2009. Cash at December 31, 2009 included $1.5 million of customer deposits held in bank checking accounts.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
Note A — Basis of Presentation and Summary of Significant Accounting Policies (continued)
     Goodwill: The Company accounts for its business combinations in accordance with FASB ASC 805-10 through ASC 805-50 Business Combinations which requires that the purchase method of accounting be applied to all business combinations and addresses the criteria for initial recognition of intangible assets and goodwill. In accordance with FASB ASC 350-10 through ASC 350-30, goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment annually, or more frequently if circumstances indicate the possibility of impairment. If the carrying value of goodwill or an intangible asset exceeds its fair value, an impairment loss shall be recognized. The Company’s goodwill impairment test is conducted company-wide and the fair value is compared to its carrying value. The measurement of fair value is based on an evaluation of market capitalization and is further tested using a multiple of earnings approach. For all periods presented, no impairment existed and, accordingly, no loss was recognized.
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
     Accounts Receivable: The majority of the Company’s accounts receivable are due from companies in the property and casualty insurance industries, self-insured employers, and government entities. Accounts receivable are due within 30 days and are stated as amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company and the condition of the general economy and the industry as a whole. No one customer accounted for 10% or more of accounts receivable at either March 31, 2009 or December 31, 2009. No one customer accounted for 10% or more of revenue during either of the three and nine month periods ended December 31, 2008 or 2009.
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
December 31, 2009
Note A — Basis of Presentation and Summary of Significant Accounting Policies (continued)
     Income Taxes: The Company provides for income taxes under the liability method. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities as measured by the enacted tax rates which are expected to be in effect when these differences reverse. Income tax expense is the tax payable for the period and the change during the period in net deferred tax assets and liabilities. The Company adopted the provisions of FASB ASC 740-10-05 through ASC 740-10-55, Accounting for Uncertainty in Income Taxes, on April 1, 2007. As a result of the implementation, the Company recognized no material change in the liability for unrecognized income tax benefits during the December 2009 quarter. The balance of the unrecognized tax benefits as of March 31, 2009 and December 31, 2009 was $3,681,000. There were no additions or reductions in the unrecognized tax benefit during the quarter ended December 31, 2009.
     Earnings Per Share: Earnings per common share-basic is based on the weighted average number of common shares outstanding during the period. Earnings per common shares-diluted is based on the weighted average number of common shares and common share equivalents outstanding during the period. In calculating earnings per share, earnings are the same for the basic and diluted calculations. Weighted average shares outstanding decreased in the December 2009 quarter compared to the same quarter of the prior year for diluted earnings per share due to shares repurchased under the Company’s share repurchase program.
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
December 31, 2009
Note A — Basis of Presentation and Summary of Significant Accounting Policies (continued)
     In April 2009, FASB issued ASC 825-10-65, Transition Related to FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“ASC 825-10-65”), which requires disclosures about fair value of financial instruments for interim reporting periods as well as in interim financial statements ending after June 15, 2009. The Company adopted ASC 825-10-65 on June 30, 2009, and the adoption did not have a material impact on the Company’s financial position or results of operations.
     In May 2009, FASB issued ASC 855-10-05 through ASC 855-10-55, Subsequent Events (“ASC 855-10”), which establishes principles and standards related to the accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. ASC 855-10-25, Recognition, requires an entity to recognize, in the financial statements, subsequent events that provide additional information regarding conditions that existed at the balance sheet date. Subsequent events that provide information about conditions that did not exist at the balance sheet date shall not be recognized in the financial statements under ASC 855-10. ASC 855-10 was effective for interim and annual reporting periods on or after June 15, 2009. The Company adopted ASC 855-10 on June 30, 2009, and the adoption did not have a material impact on the Company’s financial position or results of operations.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
Note B — Stock Based Compensation and Stock Options
     Under the Company’s Restated Omnibus Incentive Plan (Formerly The Restated 1988 Executive Stock Option Plan) (the “Plan”) as in effect at December 31, 2009, options for up to 9,682,500 shares of the Company’s common stock may be granted over the life of the Plan to employees, non-employee directors and consultants at exercise prices not less than the fair market value of the stock at the date of grant. Options granted under the Plan are non-statutory stock options and generally vest 25% one year from date of grant with the remaining 75% vesting ratably each month for the next 36 months thereafter. The options granted to employees generally expire at the end of five years from the date of grant and the options granted to non-employee members of the board of directors generally expire at the end of ten years from the date of grant.
     In May 2006, the Company’s Board of Directors granted performance-based stock options for 149,000 shares of common stock at fair market value at the date of grant, which will only vest if the Company attains certain earnings per share targets, as established by the Company’s Board of Directors, for calendar years 2008, 2009, and 2010. Net of cancelations due to employee terminations, options for 136,050 shares remain outstanding under these performance-based stock options as of December 31, 2009. These options were granted with an exercise price of $15.76 per share, which was the fair market value at the date of grant, and have a valuation of $6.75 per share. The Company did not attain the targets for calendar years 2008 and 2009. Currently, management has determined that it is not probable that the Company will attain the earnings per share target for calendar year 2010 under these options and, accordingly, the Company has recognized no stock compensation expense for these options.
     In February 2008, the Company’s Board of Directors granted performance-based stock options for 42,000 shares of common stock at fair market value at the date of grant, which will only vest if the Company attains certain revenue targets for TPA revenues and out-of-network bill review revenues, as established by the Company’s Board of Directors, for calendar years 2009, 2010, and 2011. The targets for the various options varied by the regions managed by these optionees and each region has different targets. Net of cancelations due to employee terminations, options for 38,000 shares remain outstanding under these performance-based stock options as of December 31, 2009. These options were granted with an exercise price of $25.10 per share, which was the fair market value at the date of grant, and have a valuation of $9.81 per share. Currently, management has determined that the optionees with 12,000 shares attained these the revenue targets for calendar year 2009, and, accordingly, the Company has recognized $25,000 during the December 2009 quarter and $39,000, cumulatively, since the date of the option grant. Currently, management has determined that it is not probable that the revenue targets for the remaining optionees will be attained and, accordingly, the Company has recognized no stock compensation expense for those options.
     In February 2009, the Company’s Board of Directors granted performance-based stock options for 100,000 shares of common stock at fair market value at the date of grant, which will only vest if the Company attains certain earnings per share targets, as established by the Company’s Board of Directors, for calendar years 2009, 2010, and 2011. Net of cancelations due to employee terminations, options for 95,000 shares remain outstanding under these performance-based stock options as of December 31, 2009. These options were granted with an exercise price of $19.79 per share, which was the fair market value at the date of grant, and have a valuation of $8.21 per share. The Company attained these revenue targets for calendar 2009, and, accordingly, the Company has recognized stock compensation expense of $65,000 during the December 2009 quarter and $260,000, cumulatively, since the date of the option grants.
     In February 2009, the Company’s Board of Directors granted performance-based stock options for 10,000 shares of common stock at fair market value at the date of grant to an employee, which will only vest if the Company attains certain revenue targets for third party administration (“TPA”) revenues and out-of-network bill review revenues, as established by the Company’s Board of Directors, for calendar years 2009, 2010, and 2011. These options were granted with an exercise price of $19.79 per share, which was the fair market value at the date of grant, and have a valuation of $8.45 per share. Currently, management has determined that it is not probable that the

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
Note B — Stock Based Compensation and Stock Options (continued)
Company will attain the revenue targets and, accordingly, the Company has recognized no stock compensation expense for this stock option grant.
     Additionally, in November 2009, the Company’s Board of Directors granted performance-based stock options for 110,000 shares of common stock at fair market value at the date of grant to an employee, which will only vest if the Company attains certain earnings per share targets, as established by the Company’s Board of Directors, for calendar years 2010, 2011, and 2012. These options were granted with an exercise price of $28.92 per share, which was the fair market value at the date of grant, and have a valuation of $12.57 per share. Currently, management has determined that it is probable that the Company will attain the earnings per share targets for calendar year 2010 and, accordingly, the Company has recognized $73,000 of stock compensation expense for this stock option grant during the December 2009 quarter.
     The tables below shows the amounts recognized in the financial statements for the three and nine months ended December 31, 2008 and 2009, respectively.

	Three Months Ended
	December 31, 2008	December 31, 2009
Cost of revenues	$138,000	$227,000
General and administrative	263,000	345,000

Total cost of stock-based compensation included in income before income tax provision	401,000	572,000

Amount of income tax benefit recognized	(156,000)	(210,000)

Amount charged against income	$245,000	$362,000

Effect on diluted income per share	$(0.02)	$(0.03)

	Nine Months Ended
	December 31, 2008	December 31, 2009
Cost of revenues	$394,000	$516,000
General and administrative	521,000	1,044,000

Total cost of stock-based compensation included in income before income tax provision	915,000	1,560,000

Amount of income tax benefit recognized	(357,000)	(605,000)

Amount charged against income	$558,000	$955,000

Effect on diluted income per share	$(0.04)	$(0.07)

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
Note B — Stock Based Compensation and Stock Options (continued)
     The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model with the assumptions included in the table below. The Company uses historical data among other factors to estimate the expected volatility, the expected option life, and the expected forfeiture rate. The risk-free rate is based on the interest rate paid on a U.S. Treasury issue with a term similar to the estimated life of the option. Based upon the historical experience of options cancellations, the Company has estimated an annualized forfeiture rate of 10.56% and 9.81% for the three months ended December 31, 2008 and 2009, respectively. Forfeiture rates will be adjusted over the requisite service period when actual forfeitures differ, or are expected to differ, from the estimate. The following assumptions were used to estimate the fair value of options granted during the three months ended December 31, 2008 and 2009 using the Black-Scholes option-pricing model:

	Three Months Ended December 31,
	2008	2009

Risk-free interest rate	2.71%	2.34%
Expected volatility	43%	47%
Expected dividend yield	0.00%	0.00%
Expected forfeiture rate	10.56%	9.81%
Expected weighted average life of option in years	4.8 years	4.8 years
     All options granted in the nine months ended December 31, 2008 and 2009 were granted at fair market value and are non-statutory stock options.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
Note B — Stock Based Compensation and Stock Options (continued)
     Summarized information for all stock options for the three and nine months ended December 31, 2008 and 2009 follows:

	Three Months Ended December 31, 2008		Three Months Ended December 31, 2009
	Shares	Average Price	Shares	Average Price

Options outstanding, beginning	997,247	$20.26	1,036,528	$21.01
Options granted	26,150	25.82	122,500	29.13
Options exercised	(5,888)	14.34	(52,682)	14.76
Options cancelled	(3,868)	24.94	(940)	28.89

Options outstanding, ending	1,013,641	$20.42	1,105,406	$22.20

	Nine Months Ended December 31, 2008		Nine Months Ended December 31, 2009
	Shares	Average Price	Shares	Average Price

Options outstanding, beginning	1,030,458	$19.24	1,115,171	$20.31
Options granted	101,375	29.64	171,900	27.83
Options exercised	(99,399)	17.48	(150,958)	14.74
Options cancelled	(18,793)	21.29	(30,707)	21.81

Options outstanding, ending	1,013,641	$20.42	1,105,406	$22.20

     The following table summarizes the status of stock options outstanding and exercisable at December 31, 2009:

		Weighted	Outstanding	Exercisable	Options-
		Average	Options-	Options-	Weighted
		Remaining	Weighted	Number of	Average
	Number of	Contractual	Average	Exercisable	Exercise
Range of Exercise Price	Outstanding Options	Life	Exercise Price	Options	Price

$11.00 to $15.76	315,383	1.55	$14.91	165,779	$14.20
$15.79 to $23.55	271,071	3.51	$19.20	125,227	$18.35
$23.56 to $27.15	230,290	3.98	$25.75	74,592	$26.11
$27.16 to $47.70	288,662	3.81	$30.15	95,634	$30.89

Total	1,105,406	3.13	$22.20	461,232	$20.71

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
Note B — Stock Based Compensation and Stock Options (continued)
     A summary of the status for all outstanding options at December 31, 2009, and changes during the three months then ended, is presented in the table below:

			Weighted
			Average Remaining	Aggregate Intrinsic
		Weighted Average	Contractual Life	Value as of
	Number of Options	Exercise Per Share	(Years)	December 31, 2009

Options outstanding at October 1, 2009	1,036,528	$21.01
Granted	122,500	29.13
Exercised	(52,682)	14.76
Cancelled — forfeited	—	—
Cancelled — expired	(940.00)	28.89

Ending outstanding	1,105,406	$22.20	3.13	$12,558,198

Ending vested and expected to vest	975,360	$21.99	3.01	$11,289,544

Ending exercisable at December 31, 2009	461,232	$20.71	2.43	$5,931,896

     The weighted-average grant-date fair value of options granted during the three months ended December 31, 2008 and 2009, was $11.66 and $12.64, respectively.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
Note C — Treasury Stock and Subsequent Event
     The Company’s Board of Directors initially approved the commencement of a share repurchase program in the fall of 1996. In August 2009, the Board approved a 1,000,000 share expansion of the repurchase program to 14,150,000 shares over the life of the share repurchase program. Since the commencement of the share repurchase program, the Company has spent $213 million to repurchase 13,607,000 shares of its common stock, equal to 53% of the outstanding common stock had there been no repurchases. The average price of these repurchases is $15.64 per share. These purchases have been funded primarily from the net earnings of the Company, along with the proceeds from the exercise of common stock options. During the three months ended December 31, 2009, the Company repurchased 313,250 shares for $9.5 million. During the nine months ended December 31, 2009, the Company repurchased 924,257 shares for $27.0 million. The Company had 12,140,156 shares of common stock outstanding as of December 31, 2009, net of the 13,607,000 shares in treasury. Subsequent to the end of the quarter, through January 31, 2010, the Company repurchased 54,706 shares of common stock for $1.7 million or $31.38 a share.
Note D — Weighted Average Shares and Net Income Per Share
     Weighted average basic common and common equivalent shares decreased from 13,316,000 for the quarter ended December 31, 2008 to 12,237,000 for the quarter ended December 31, 2009. Weighted average diluted common and common equivalent shares decreased from 13,439,000 for the quarter ended December 31, 2008 to 12,426,000 for the quarter ended December 31, 2009. The net decrease in both of these weighted share calculations is due to the repurchase of common stock as noted above, offset by an increase in shares outstanding due to the exercise of stock options under the Company’s employee stock option plan.
     Net income per common and common equivalent shares was computed by dividing net income by the weighted average number of common and common stock equivalents outstanding during the quarter. The calculations of the basic and diluted weighted shares for the three months and nine months ended December 31, 2008 and 2009, are as follows:

	Three Months Ended December 31,
	2008	2009
Net Income	$4,504,000	$6,675,000

Basic:
Weighted average common shares outstanding	13,316,000	12,237,000

Net Income per share	$0.34	$0.55

Diluted:
Weighted average common shares outstanding	13,316,000	12,237,000
Treasury stock impact of stock options	123,000	189,000

Total common and common equivalent shares	13,439,000	12,426,000

Net Income per share	$0.34	$0.54

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
Note D — Weighted Average Shares and Net Income Per Share (continued)

	Nine Months Ended December 31,
	2008	2009
Net Income	$15,035,000	$19,479,000

Basic:
Weighted average common shares outstanding	13,632,000	12,640,000

Net Income per share	$1.10	$1.54

Diluted:
Weighted average common shares outstanding	13,632,000	12,640,000
Treasury stock impact of stock options	183,000	161,000

Total common and common equivalent shares	13,815,000	12,801,000

Net Income per share	$1.09	$1.52

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
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

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
Note F — Other Intangible Assets
     Other intangible assets consist of the following at December 31, 2009:

					Cost, Net of
			Nine Months Ended	Accumulated	Accumulated
			December 31, 2009	Amortization at	Amortization at
Item	Life	Cost	Amortization Expense	December 31, 2009	December 31, 2009

Covenants Not to Compete	5 Years	$950,000	$124,000	$541,000	$409,000
Customer Relationships	18-20 Years	7,571,000	304,000	1,096,000	6,475,000
TPA Licenses	15 Years	204,000	10,000	33,000	171,000

Total		$8,725,000	$438,000	$1,670,000	$7,055,000

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
Overview
     CorVel Corporation is an independent nationwide provider of medical cost containment and managed care services designed to address the escalating medical costs of workers’ compensation and auto policies. The Company’s services are provided to insurance companies, TPA’s, and self-administered employers to assist them in managing the medical costs and monitoring the quality of care associated with healthcare claims.
Network Solutions Services
     The Company’s network solutions services are designed to reduce the price paid by its customers for medical services rendered in workers’ compensation cases, auto policies and, to a lesser extent, group health policies. The network solutions offered by the Company include automated medical fee auditing, preferred provider services, retrospective utilization review, independent medical examinations, and inpatient bill review. Network solutions sevices also includes revenue from the Company’s directed care network (CareIQ), including imaging and physical therapy.
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
Summary of Quarterly Results
     The Company generated revenues of $86.6 million for the quarter ended December 31, 2009, an increase of $9.7 million or 12.6% compared to revenues of $77.0 million for the quarter ended December 31, 2008. The increase in revenues was primarily due to an increase in patient management business. An improvement in customer utilization of the Company’s TPA services was the primary reason for the increase in patient management revenues. An increase in revenues from CareIQ services, which contributed to the increase in network solutions review. As the Company expands the TPA offering we have found the CareIQ services and our TPA offering to by synergistic.
     The Company’s cost of revenues increased by $5.5 million, from $59.3 million in the December 2008 quarter to $64.8 million in the December 2009 quarter, an increase of 9.3%. This increase was primarily due to the costs associated with the increase in demand for the Company’s TPA services, and to a lesser extent, the CareIQ services, which are high-cost services.
     The Company’s general and administrative expense increased by $0.4 million, from $10.3 million in the December 2008 quarter to $10.7 million in the December 2009 quarter, an increase of 4.1%. This increase is primarily due to an increase in the Company’s systems and data interface costs. Systems cost increased from $5.9 million to $6.2 million as the Company increased the number of employees and consultants in systems.
     The Company’s income tax expense increased by $1.6 million, or 54.4%, from $2.9 million, in the December 2008 quarter to $4.4 million in the December 2009 quarter. The increase in income tax expense before income taxes was primarily due to the aforementioned increase in revenues. The effective income tax rate was 38.9% in the December 2008 quarter and 39.8% in the December 2009 quarter.
     Weighted diluted shares decreased from 13.4 million shares in the December 2008 quarter to 12.4 million shares in the December 2009 quarter, a decrease of 1.0 million shares, or 7.5%. This decrease was due primarily to the repurchase of 581,000 shares of common stock during the September 2009 quarter and an additional 313,000 shares of common stock during the December 2009 quarter. The decrease was offset by the exercise of stock options during the December 2009 quarter.

     Diluted earnings per share increased from $0.34 in the December 2008 quarter to $0.54 in the December 2009 quarter, an increase of $0.20 per share, or 58.8%. The increase in diluted earnings per share was due to the increase in income before income taxes along with the reduction in the number of shares outstanding due to the shares repurchased.
Results of Operations for the three months ended December 31, 2008 and 2009
     The Company derives its revenues from providing patient management and network solutions services to payors of workers’ compensation benefits, auto insurance claims and health insurance benefits. Patient management services include utilization review, medical case management, vocational rehabilitation, and claims processing. Network solutions revenues include fee schedule auditing, hospital bill auditing, independent medical examinations, diagnostic imaging review services and preferred provider referral services. The percentage of total revenues attributable to patient management and network solutions services for the quarters ended December 31, 2008 and December 31, 2009 are as follows:

	December 31, 2008	December 31, 2009
Patient management services	43.2%	47.4%
Network solutions services	56.8%	52.6%

     The following table sets forth, for the periods indicated, the dollar amounts, dollar and percent changes, share changes and the percentage of revenues represented by items reflected in the Company’s consolidated income statements for the quarters ended December 31, 2008 and December 31, 2009. The Company’s past operating results are not necessarily indicative of future operating results.

	Three Months Ended	Three Months Ended		Percentage
	December 31, 2008	December 31, 2009	Change	Change

Revenue	$76,962,000	$86,629,000	$9,667,000	12.6%
Cost of revenues	59,300,000	64,823,000	5,523,000	9.3%

Gross profit	17,662,000	21,806,000	4,144,000	23.5%

Gross profit as percentage of revenue	22.9%	25.2%

General and administrative	10,296,000	10,713,000	417,000	4.1%
General and administrative as percentage of revenue	13.4%	12.4%

Income before income tax provision	7,366,000	11,093,000	3,727,000	50.6%

Income before income tax provision as percentage of revenue	9.6%	12.8%

Income tax provision	2,862,000	4,418,000	1,556,000	54.4%

Net income	$4,504,000	$6,675,000	$2,171,000	48.2%

Weighted Shares
Basic	13,316,000	12,237,000	(1,079,000)	(8.1%)
Diluted	13,439,000	12,426,000	(1,013,000)	(7.5%)

Earnings Per Share
Basic	$0.34	$0.55	$0.21	61.8%
Diluted	$0.34	$0.54	$0.20	58.8%
Revenues
Change in revenue from the quarter ended December 2008 to the quarter ended December 2009
     Revenues increased from $77.0 million for the three months ended December 31, 2008 to $86.6 million for the three months ended December 31, 2009, an increase of $9.7 million or 12.6%. The increase was primarily due to an increase in the Company’s patient management revenues of $7.8 million or 22.7% from $33.3 million in the December 2008 quarter to $41.1 million in the December 2009 quarter. Improvements in customer utilization of the Company’s TPA services were the primary reason for the increase in patient management service revenues. This was complimented by an increase in network solutions revenue of $1.9 million or 4.3%, from $43.7 million in the December 2008 quarter to $45.6 million in the December 2009 quarter. This increase was primarily due to an increase in revenues from CareIQ services.
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
Change in cost of revenue from the quarter ended December 2008 to the quarter ended December 2009
     The Company’s costs of revenues increased from $59.3 million in the quarter ended December 31, 2008 to $64.8 million in the quarter ended December 31, 2009, an increase of $5.5 million or 9.3%. This increase was primarily due to the costs associated with the increase in demand for the Company’s TPA services, and to a lesser extent, the CareIQ services, which are high-cost services. During the December 2009 quarter, software enhancements increased the Company’s gross margin in these services.
General and Administrative Expense
     For the quarter ended December 31, 2009, general and administrative expense consisted of approximately 58% of corporate systems costs which include the corporate systems support, implementation and training, amortization of software development costs, depreciation of the hardware costs in the Company’s national systems, the Company’s national wide area network and other systems related costs. The remaining 42% of the general and administrative expense consisted of national marketing, national sales support, corporate legal, corporate insurance, human resources, accounting, product management, new business development and other general corporate matters.
Change in general and administrative expense from the quarter ended December 2008 to the quarter ended December 2009
     General and administrative expense increased from $10.3 million in the quarter ended December 31, 2008 to $10.7 million in the quarter ended December 31, 2009, an increase of $0.4 million, or 4.1%. This increase is primarily due to an increase in the Company’s systems and data interface costs. Systems cost increased from $5.9 million to $6.2 million due to an increase in the number of employees and consultants.
Income Tax Provision
     The Company’s income tax expense increased by $1.6 million, or 54.4%, from $2.9 million for the quarter ended December 31, 2008 to $4.4 million for the quarter ended December 31, 2009 due to the increase in income before income taxes from $7.4 million to $11.1 million. The income tax expense as a percentage of income before income taxes (i.e. effective tax rate) was 38.9% for the three months ended December 31, 2008 and 39.8% for the three months ended December 31, 2009. The income tax provision rates were based upon management’s review of the Company’s estimated annual income tax rate, including state taxes. This effective tax rate differed from the statutory federal tax rate of 35.0% primarily due to state income taxes and certain non-deductible expenses.
Results of Operations for the nine months ended December 2008 and the nine months ended December 2009
     The following table sets forth, for the periods indicated, the dollar amounts, dollar and percent changes, share changes, and the percentage of revenues represented by certain items reflected in the Company’s consolidated income statements for the nine months ended December 31, 2008 and December 31, 2009. The Company’s past operating results are not necessarily indicative of future operating results.

	Nine Months Ended	Nine Months Ended		Percentage
	December 31, 2008	December 31, 2009	Change	Change

Revenue	$233,018,000	$250,357,000	$17,339,000	7.4%
Cost of revenues	176,564,000	186,602,000	10,038,000	5.7%

Gross profit	56,454,000	63,755,000	7,301,000	12.9%

Gross profit as percentage of revenue	24.2%	25.5%

General and administrative	31,825,000	31,369,000	(456,000)	(1.4%)
General and administrative as percentage of revenue	13.7%	12.5%

Income before income tax provision	24,629,000	32,386,000	7,757,000	31.5%

Income before income tax provision as percentage of revenue	10.6%	12.9%

Income tax provision	9,594,000	12,907,000	3,313,000	34.5%

Net income	$15,035,000	$19,479,000	$4,444,000	29.6%

Weighted Shares
Basic	13,632,000	12,640,000	(992,000)	(7.3%)
Diluted	13,815,000	12,801,000	(1,014,000)	(7.3%)

Earnings Per Share
Basic	$1.10	$1.54	$0.44	40.0%
Diluted	$1.09	$1.52	$0.43	39.4%
Revenues
Change in revenue from the nine months ended December 2008 to the nine months ended December 2009
     Revenues increased from $233.0 million for the nine months ended December 31, 2008 to $250.4 million for the nine months ended December 31, 2009, an increase of $17.3 million or 7.4%. The Company’s patient management revenues increased $11.5 million or 11.5% from $101.1 million in the nine months ended December 2008 to $112.6 million in the nine months ended December 2009. This increase was primarily due to improvements in customer utilization of the Company’s TPA services. The Company’s network solutions revenues increased from $132.0 million in the nine months ended December 2008 to $137.8 million in the nine months ended December 2009, an increase of $5.8 million or 4.4%. This increase was primarily due to an increase in customer utilization of the Company’s CorCareRx and CareIQ services.

Cost of Revenues
Change in cost of revenue from the nine months ended December 2008 to the nine months ended December 2009
     The Company’s costs of revenues increased from $176.6 million in the nine months ended December 31, 2008 to $186.6 million in the nine months ended December 31, 2009, an increase of $10.0 million or 5.7%. This increase was primarily due to the costs associated with the increase in demand for the Company’s TPA services, CareIQ and CorCareRx services, which are high-cost services. CorVel TPA service costs increased $9.7 million from the previous nine month period. CorCareRX cost of goods sold increased $2.3 million from the previous nine month period. Similarly, CareIQ costs increased $3.1 million from the previous nine month period.
General and Administrative Costs
Change in cost of general and administrative expense from the nine months ended December 2008 to the nine months ended December 2009
     General and administrative expense decreased from $31.8 million in the nine months ended December 31, 2008 to $31.4 million in the nine months ended December 31, 2009, a decrease of $0.5 million, or 1.4%. This decrease is primarily due to a decrease in the Company’s systems and data interface costs. Systems cost decreased from $19.1 million to $18.0 million due to a reduction in employee headcount and consultants, offset by increases in other general and administrative costs. During the December 2009 quarter, software enhancements increased the Company’s gross margin in these services. Additionally, during the December 2009 quarter, the Company began increasing software development expenditures to further our TPA product. The Company expects to grow software development expenditures. Additionally, the Company’s legal expenses decreased in the nine months ended December 31, 2009 compared to the nine months ended December 31, 2008, due to a reduction in settlements and outside attorney expenses. This decrease was offset by an increase in sales and marketing primarily due to an increase in customer meetings and product management personnel.
Income Tax Provision
     The Company’s income tax expense increased by $3.3 million, or 34.5%, from $9.6 million for the nine months ended December 31, 2008 to $12.9 million for the nine months ended December 31, 2009 due to the increase in income before income taxes from $24.6 million to $32.4 million. The income tax expense as a percentage of income before income taxes, also known as the effective tax rate, was 39.0% for the nine months ended December 31, 2008 and 39.9% for the nine months ended December 31, 2009. The income tax provision rates were based upon management’s review of the Company’s estimated annual income tax rate, including state taxes. This effective tax rate differed from the statutory federal tax rate of 35.0% primarily due to state income taxes and certain non-deductible expenses.
Liquidity and Capital Resources
     The Company has historically funded its operations and capital expenditures primarily from cash flow from operations, and to a lesser extent, stock option exercises. Working capital decreased $4.2 million, or 15%, from $28.1 million as of March 31, 2009 to $23.9 million as of December 31, 2009, primarily due to a decrease in cash from $14.7 million as of March 31, 2009 to $7.9 million as of December 31, 2009. The decrease in cash was primarily due to the $27 million in share repurchases.
     The Company believes that cash from operations and funds from exercises of stock options granted to employees are adequate to fund existing obligations, repurchase shares of the Company’s common stock under its current share repurchase program, introduce new services, and continue to develop healthcare related businesses for at least the next twelve months. The Company regularly evaluates cash requirements for current operations and commitments, and for capital acquisitions and other strategic transactions. The Company may elect to raise additional funds for these purposes, through debt or equity financings or otherwise, as appropriate. Additional equity or debt financing may not be available when needed, on terms favorable to us or at all.
     As of December 31, 2009, excluding $1.5 million of customer deposits held in bank checking accounts, the Company had $6.4 million in cash and cash equivalents, invested primarily in short-term, interest-bearing, highly liquid investment-grade securities with maturities of 90 days or less in federally regulated banks.

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
     The Company has historically required substantial capital to fund the growth of its operations, particularly working capital to fund the growth in accounts receivable and capital expenditures. The Company believes, however, that the cash balance at December 31, 2009 along with anticipated internally generated funds, will be sufficient to meet the Company’s expected cash requirements for at least the next twelve months.
Operating Cash Flows
Nine months ended December 31, 2008 compared to nine months ended December 31, 2009
     Net cash provided by operating activities increased from $23.6 million in the nine months ended December 31, 2008 to $26.2 million in the nine months ended December 31, 2009. The increase in cash flow from operating activities was primarily due to the increase in net income to $19.5 million for the nine months ended December 31, 2009 from $15.0 million for the nine months ended December 31, 2008, an increase of $4.5 million.
Investing Activities
Nine months ended December 31, 2008 compared to nine months ended December 31, 2009
     Net cash flow used in investing activities decreased from $9.5 million in the nine months ended December 31, 2008 to $8.7 million in the nine months ended December 31, 2009, a decrease of $0.8 million. The decrease in net cash used in investing activities is primarily due to payments during the nine months ended December 31, 2008 related to the Company’s acquisition of The Schaffer Companies, Ltd. in June 2007. The Company had no acquisitions or acquisition related disbursements in the nine months ended December 31, 2009. Property additions increased from $7.7 million in the nine months ended December 31, 2008 to $8.7 million in the nine months ended December 31, 2009.
Financing Activities
Nine months ended December 31, 2008 compared to nine months ended December 31, 2009
     Net cash flow used in financing activities increased from $19.9 million for the nine months ended December 31, 2008 to $24.3 million for the nine months ended December 31, 2009, an increase of $4.5 million. The increase in cash flow used in financing activities was primarily due to an increase in purchases under the Company’s share repurchase program, partially offset by an increase in the number of options exercised. During the nine months ended December 31, 2009, the Company spent $27.0 million to repurchase 924,000 shares of its common stock, including 200,000 shares which were repurchased from the Company’s Chairman of the Board in September 2009 for an average price of $30.00 per share During the nine months ended December 31, 2008, the Company spent $22.2 million to repurchase 923,000 shares of its common stock. The Company has historically used cash provided by operating activities and from the exercise of stock options to repurchase stock. The Company expects it may use some of the $7.9 million of cash on its balance sheet at December 31, 2009 to repurchase additional shares of stock.

Contractual Obligations
     The following table summarizes the Company’s contractual obligations outstanding as of December 31, 2009.

	Payments Due by Period
		Within One	Between Two and	Between Four and	More than
	Total	Year	Three Years	Five Years	Five Years

Operating leases	$48,903,000	$13,746,000	$19,985,000	$10,443,000	$4,729,000

Total	$48,903,000	$13,746,000	$19,985,000	$10,443,000	$4,729,000

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
     There has been no material change in the net reserve balance during the past three fiscal years. No one customer accounted for 10% or more of accounts receivable at March 31, 2009 or at December 31, 2009.
     Goodwill and Long-Lived Assets: Goodwill arising from business combinations represents the excess of the purchase price over the estimated fair value of the net assets of the acquired business. Pursuant to FASB ASC 350-10 through ASC 350-30 goodwill is tested annually for impairment or more frequently if circumstances indicate the potential for impairment. Also, management tests for impairment of its intangible assets and long-lived assets on an ongoing basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company’s impairment is conducted at a company-wide level. The measurement of fair value is based on an evaluation of market capitalization and is further tested using a multiple of earnings approach. In projecting the Company’s cash flows, management considers industry growth rates and trends and cost structure changes. Based on the Company’s tests and reviews, no impairment of its goodwill, intangible assets or other long-lived assets existed at March 31, 2009 or at December 31, 2009. However, future events or changes in current circumstances could affect the recoverability of the carrying value of goodwill and long-lived assets. Should an asset be deemed impaired, an impairment loss would be recognized to the extent the carrying value of the asset exceeded its estimated fair market value.
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
     For the nine months ended December 31, 2009, the Company recorded share-based compensation expense of $1,560,000. Share-based compensation expense recognized in fiscal 2010 is based on awards ultimately expected to vest; therefore, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates
     The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s term, and the Company’s expected annual dividend yield. The Company’s management believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in fiscal 2010. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

     The key input assumptions that were utilized in the valuation of the stock options granted during the quarter ended December 31, 2009 are summarized in the table below.

Expected option term (1)	4.8 years
Expected volatility (2)	47%
Risk-free interest rate (3)	2.34%
Expected forfeiture rate	9.81%
Expected annual dividend yield	0%

(1)	The expected option term is based on historical exercise and post-vesting termination patterns, as well as our expectations regarding future trends.

(2)	Expected volatility represents a combination of historical stock price volatility and estimated future volatility.

(3)	The risk-free interest rate is based on the implied yield on five year United States Treasury Bill on the date of grant.
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
Item 3 — Quantitative and Qualitative Disclosures About Market Risk
     As of December 31, 2009, the Company held no market risk sensitive instruments for trading purposes, and the Company did not employ any derivative financial instruments, other financial instruments, or derivative commodity instruments to hedge any market risk. The Company had no debt outstanding as of December 31, 2009, and therefore, had no market risk related to debt.
Item 4 — Controls and Procedures
     Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2009, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Control over Financial Reporting
     During the quarter ended December 31, 2009, there have been the following changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting: Management implemented consolidation capabilities in our accounting system which will eliminate the use of the Excel consolidation. The accounting system consolidation was completed in parallel with the Excel process in the December 2009 quarter. The financial statements for the quarter ended December 31, 2009 were generated from the accounting system produced consolidation. In addition, procedures were designed and implemented to help ensure the accuracy and propriety of consolidating entries and resulting consolidated balances.
Remediation Activities
     During the fourth quarter of fiscal 2009, management made changes to the internal controls over financial close and reporting. These controls were implemented during the fourth quarter of fiscal 2009 and insufficient time had passed from the implementation of the controls through the completion of the annual audit for adequate evidence to be gathered that would enable us to conclude upon the effectiveness of these controls at the report date. In addition to continuing to use and rely upon the controls implemented in the fourth quarter of fiscal 2009, management will be implementing additional controls. What follows is a list of the deficiencies that we believe aggregated into a material weakness and the actions management has or is taking to remediate each deficiency.
(i) Timely and thorough reconciliation of significant accounts:
     During the first, second, and third quarters of fiscal 2010, management implemented additional controls over the reconciliation process. These controls include additional review by senior accounting staff and the Chief Financial Officer. Management is also instituting internal audit procedures designed to ensure timely and thorough reconciliation of all significant accounts.
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
     Management has implemented consolidation capabilities in the accounting software used by the Company. The consolidation was produced in parallel with the Excel consolidation as of December 31, 2009. Management reported results for the quarter ended December 31, 2009 from the accounting system consolidation.
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
     In February 2005, Kathleen Roche, D.C., as plaintiff, filed a putative class action in Circuit Court for the 20th Judicial District, St. Clair County, Illinois, against us. The case seeks recovery of unspecified damages based on the Company’s alleged failure to steer patients to medical providers who are members of the CorVel CorCare

PPO network and also alleges that we used biased and arbitrary computer software to review medical providers’ bills. An unfavorable outcome in this litigation could materially adversely affect our business, financial condition or results of operations.
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
     Although we experienced an increase in patient management revenue for the current quarter compared to the prior year, we have experienced a general decline over the past several years in the revenue and operating performance of patient management services We believe that the performance decline has been due to the following factors: the decrease of the number of workplace injuries that have become longer-term disability cases; increased regional and local competition from providers of managed care services; a possible reduction by insurers on the types of services provided by our patient management business; the closure of offices and continuing consolidation of our patient management operations; and employee turnover, including management personnel, in our patient management business. In the past, these factors have all contributed to the lowering of our long-term outlook for our patient management services. If some or all of these conditions continue, we believe that the performance of our patient management revenues could decrease.
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
     Our fiscal 2009 management assessment revealed material weaknesses in our internal controls over financial close and reporting processes. We have not yet completed remediation of these material weaknesses and there can be no assurance that such remediation will be successful. During the course of our continued testing, we also may identify other significant deficiencies or material weaknesses, in addition to the ones already identified, which we may not be able to remediate in a timely manner or at all. If we continue to fail to achieve and maintain effective internal controls, we will not be able to conclude that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Failure to achieve and maintain an effective internal control environment, and delays in completing our internal controls and financial audits, could cause investors to lose confidence in our reported financial information and us, which could result in a decline in the market price of our common stock, and cause us to fail to meet our reporting obligations in the future, which in turn could impact our ability to raise equity financing if needed in the future.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
     There were no sales of unregistered securities during the period covered by this report. The following table shows the repurchases of the Company’s common stock made by or on behalf of the Company in open-market transactions for the quarter ended December 31, 2009 pursuant to a publicly announced plan.

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that may yet
	Total Number of	Average Price Paid	Part of Publicly	be Purchased Under
Period	Shares Purchased	Per Share	Announced Program	the Program

October 1 to October 31, 2009	128,400	$29.41	13,422,142	727,858
November 1 to November 30, 2009	120,758	30.71	13,542,900	607,100
December 1 to December 31, 2009	64,100	32.06	13,607,000	543,000

Total	313,258	$30.46	13,607,000	543,000

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
10.1 Summary of Terms of Oral Agreement to Repurchase Shares of Common Stock held by V. Gordon Clemons.

10.2† Stock Option Agreement granted November 2, 2009 by and between CorVel Corporation and Daniel J. Starck, providing for performance vesting. Incorporated herein by reference to Exhibit 10.1 to the Company’s form 8-K filed on November 6, 2009.
10.3† Stock Option Agreement granted November 2, 2009 by and between CorVel Corporation and Scott R. McCloud, providing for performance vesting. Incorporated herein by reference to Exhibit 10.2 to the Company’s form 8-K filed on November 6, 2009.
10.4† Stock Option Agreement granted November 2, 2009 by and between CorVel Corporation and Donald C. McFarlane, providing for performance vesting. Incorporated herein by reference to Exhibit 10.3 to the Company’s form 8-K filed on November 6, 2009.
10.5† Stock Option Agreement granted November 2, 2009 by and between CorVel Corporation and Diane J. Blaha, providing for performance vesting. Incorporated herein by reference to Exhibit 10.4 to the Company’s form 8-K filed on November 6, 2009.
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

†	Confidential treatment previously has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. In accordance with Rule 24b-2, these confidential portions were omitted from this exhibit and filed separately with the Securities and Exchange Commission.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CORVEL CORPORATION
By:	Daniel J. Starck
Daniel J. Starck, President,
Chief Executive Officer, and Chief Operating Officer

By:	Scott R. McCloud
Scott R. McCloud,
Chief Financial Officer

February 5, 2010