Form 10-Q/A
period 2009-06-30
CORVEL CORP
filed 2010-04-09
CIK 874866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q/A
(Amendment No. 1)

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

PART I — FINANCIAL INFORMATION
Item 4 — Controls and Procedures.
PART II — OTHER INFORMATION
Item 6 — Exhibits
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EXPLANATORY NOTE
          CorVel Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment No. 1”) to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, as originally filed with the Securities and Exchange Commission on August 7, 2009 (the “Original Form 10-Q”), solely to revise Item 4 of Part I of the Original Form 10-Q.
          In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, this Amendment No. 1 includes currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, filed as Exhibits Nos. 31.1, 31.2, 32.1 and 32.2.
          This Amendment No. 1 speaks only as of the original filing date of the Original Form 10-Q and reflects only the changes discussed above. This Amendment No. 1 does not reflect events occurring after the filing of the Original Form 10-Q or modify or update those disclosures affected by subsequent events. Except for the changes described above, no other modifications, amendments, revisions or updates have been made to any other items, disclosures, information or financial statements contained in the Original Form 10-Q.

PART I — FINANCIAL INFORMATION
Item 4 — Controls and Procedures.
     Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2009, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
     (i) Timely and thorough reconciliation of significant accounts:
     During the first quarter of fiscal 2010, management implemented, and will continue to implement, additional controls over the reconciliation process. These controls have included and will include additional review by senior accounting staff and the Chief Financial Officer. Management is also instituting internal audit procedures designed to ensure timely and thorough reconciliation of all significant accounts.
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
     (iv) Review of data used to compute financial statement disclosures:
     During the first quarter of fiscal 2010 management identified additional controls that will be implemented to ensure adequate review of data used to compute financial statement disclosures.
     (v) Regional accounting personnel not reporting directly to the corporate accounting function:
     During the first quarter of fiscal 2010 management identified additional controls that will be implemented to mitigate the risks associated with regional accounting personnel not reporting directly to the corporate accounting function.
PART II — OTHER INFORMATION
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
     31.1 Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
     31.2 Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
     32.1 Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
     32.2 Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Corvel Corporation
By:	/s/ Daniel J. Starck
Daniel J. Starck, President,
Chief Executive Officer, and Chief Operating Officer

By:	/s/ Scott R. McCloud
Scott R. McCloud,
Chief Financial Officer

Date: April 9, 2010