Form 10-Q/A
period 2009-09-30
CORVEL CORP
filed 2010-04-09
CIK 874866

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
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☑
     The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value per share, as of October 31, 2009 was 12,278,071.

PART I — FINANCIAL INFORMATION
Item 4 — Controls and Procedures.
PART II — OTHER INFORMATION
Item 6 — Exhibits
SIGNATURES
EX-31.1
EX-31.2
EX-32.1
EX-32.2

EXPLANATORY NOTE
     CorVel Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment No. 1”) to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, as originally filed with the Securities and Exchange Commission on November 9, 2009 (the “Original Form 10-Q”), solely to revise Item 4 of Part I of the Original Form 10-Q.
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

PART I — FINANCIAL INFORMATION
Item 4 — Controls and Procedures.
     Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2009, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
     (i) Timely and thorough reconciliation of significant accounts:
     During the second quarter of fiscal 2010, management implemented, and will continue to implement, additional controls over the reconciliation process. These controls include additional review by senior accounting staff and the Chief Financial Officer. Management is also instituting internal audit procedures designed to ensure timely and thorough reconciliation of all significant accounts.
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
     (iv) Review of data used to compute financial statement disclosures:
     During the second quarter of fiscal 2010, management expanded the review process of the data needed to compute significant financial statement disclosures. The expansion of this control coverage includes reviews by senior accounting staff and the Chief Financial Officer.
     (v) Regional accounting personnel not reporting directly to the corporate accounting function:
     During the second quarter of fiscal 2010, management implemented a performance monitoring tool that enables tracking the performance of the regional accounting personal against key financial reporting related objectives.

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
     10.1 Summary of Terms of Oral Agreement to Repurchase Shares of Common Stock held by V. Gordon Clemons. Previously filed.
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