Form 10-K
period 2010-03-31
CORVEL CORP
filed 2010-06-11
CIK 874866

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of September 30, 2009, the aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates of the Registrant was approximately $201,000,000 based on the closing price per share of $28.40 for the Registrant’s common stock as reported on the Nasdaq Global Select Market on such date multiplied by 7,092,588 shares (total outstanding shares of 12,405,630 less 5,313,042 shares held by affiliates) of the Registrant’s common stock which were outstanding on such date. For the purposes of the foregoing calculation only, all of the Registrant’s directors, executive officers and persons known to the Registrant to hold ten percent or greater of the Registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: As of June 1, 2010, there were 11,921,632 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Items 10 through 14 of Part III of this Form 10-K, to the extent not set forth herein, is incorporated herein by reference to portions of the Registrant’s definitive proxy statement for the Registrant’s 2010 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended March 31, 2010. Except with respect to the information specifically incorporated by reference in this Form 10-K, the Registrant’s definitive proxy statement is not deemed to be filed as a part of this Form 10-K.

CORVEL CORPORATION

2010 FORM 10-K ANNUAL REPORT

i

In this report, the terms “CorVel”, “Company”, “we”, “us”, and “our” refer to CorVel Corporation and its subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, but not limited to, the statements about our plans, strategies and prospects under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. Words such as “anticipates”, “expects”, “intends”, “plans”, “predicts”, “believes”, “seeks”, “estimates”, “may”, “will”, “should”, “would”, “could”, “potential”, “continue”, “ongoing” and variations of these words or similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on management’s current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by management, and we can give no assurance that we will achieve our plans, intentions or expectations. Certain important factors could cause actual results to differ materially from the forward-looking statements we make in this report. Representative examples of these factors include (without limitation):

•	General industry and economic conditions;

•	Cost of capital and capital requirements;

•	Competition from other managed care companies;

•	The Company’s ability to renew and/or maintain contracts with its customers on favorable terms or at all;

•	The ability to expand certain areas of the Company’s business;

•	Possible litigation and legal liability in the course of operations;

•	The ability of the Company to produce market-competitive software;

•	Increases in operating expenses, including employee wages and benefits;

•	Changes in regulations affecting the workers’ compensation, insurance and healthcare industries in general;

•	The ability to attract and retain key personnel;

•	Shifts in customer demands; and

•	The availability of financing in the amounts, at the times, and on the terms necessary to support the Company’s future business.

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

INTRODUCTION

CorVel is a national provider of risk management solutions to employers, third party administrators, insurance companies and government agencies. CorVel specializes in applying advanced communication and information technology to improve healthcare management for workers’ compensation, group health, auto and liability claims management. The Company’s associates nationwide work side by side with customers to deliver innovative, tailored solutions to manage risk and keep customers ahead of their costs.

The Company’s services include claims management, bill review, preferred provider networks, utilization management, claims management, case management, pharmacy services, directed care and Medicare services. CorVel offers its services as a bundled solution (i.e. claims management), as a standalone service, or as add-on services to existing customers. Customers of the Company that do not purchase a bundled solution generally use another provider, use an in-house solution, or choose not to utilize such a service to manage their workers’ compensation costs. When customers purchase several products from CorVel, the pricing of the products sold is generally the same as if the product were sold on an individual basis. Bundled products are generally delivered in the same accounting period.

The Company was incorporated in Delaware in 1987, and its principal executive offices are located at 2010 Main Street, Suite 600, Irvine, California, 92614. The Company’s telephone number is 949-851-1473.

INDUSTRY OVERVIEW

Workers’ compensation is a federally mandated, state-legislated, insurance program that requires employers to fund medical expenses, lost wages and other costs resulting from work-related injuries and illnesses. Workers’ compensation benefits and arrangements vary extensively on a state-by-state basis and are often highly complex. State statutes and court decisions control many aspects of the compensation process, including claims handling, impairment or disability evaluation, dispute settlement, benefit amount guidelines and cost-control strategies.

In addition to the compensation process, claims management and cost containment continue to be significant employer concerns and many look to third party administrators and managed care vendors for cost savings solutions. Industry studies continue to show that cost drivers in workers’ compensation include: implementing effective return to work and transitional duty programs, coordinating medical care, medical cost management, recognizing fraud and abuse, and improving communications with injured workers. CorVel provides solutions using a holistic approach to cost containment and by looking at a complete savings solutions. Often one of the biggest cost drivers is not recognizing a complex claim at the onset of an injury often resulting in claims being open longer and resulting in delayed return to work. CorVel uses an integrated claims model that controls claims costs by advocating medical management at the onset of the injury to decrease administrative costs and to shorten the length of the disability.

Some states have adopted legislation for managed care organizations (MCO) in an effort to allow employers to control their worker’s compensation costs. A managed care plan is organized to serve the medical needs of injured workers in an efficient and cost-effective manner by managing the delivery of medical services through appropriate health care professionals. CorVel is registered wherever legislation mandates, where it is beneficial for the Company to obtain a license, or where the MCO is an effective utilized mandate. Since MCO legislation varies by state, CorVel’s state offerings do so as well. CorVel continually evaluates new legislation signed into law to ensure they are in compliance and can offer services to their customers and prospects.

FISCAL 2010 DEVELOPMENTS

Company Stock Repurchase Program

During fiscal 2010, the Company continued to repurchase shares of its common stock under a plan originally approved by the Company’s Board of Directors in 1996. In August 2009, the Company’s Board of Directors

increased the number of shares authorized to be repurchased over the life of the plan to 14,150,000 shares. During fiscal 2010, the Company spent $32.6 million to repurchase 1,092,445 shares of its common stock. Since commencing this program in the fall of 1996, the Company has repurchased 13,775,188 shares of its common stock through March 31, 2010, at a cost of $218 million. These repurchases were funded primarily from the Company’s operating cash flows. Subsequent to the end of the fiscal year, in May 2010, the board authorized an increase in the number of shares to be repurchased over the life of the plan to 15,000,000 shares.

BUSINESS — SERVICES

The Company offers services in two general categories, network solutions and patient management, to assist its customers in managing the increasing medical costs of workers’ compensation, group health and auto insurance. CorVel reduces claims costs by advocating medical management at the onset of an injury to decrease administrative costs and to shorten the length of the disability.

Network Solutions

CorVel offers a complete medical savings solution for all in-network and out-of-network medical bills including PPO management, medical bill repricing, true line item review, professional nurse review and automated adjudication. Each feature focuses on maximizing savings opportunities and increasing efficiencies.

Bill Review

Many states have adopted fee schedules, which regulate the maximum allowable fees payable under workers’ compensation, for procedures performed by a variety of health treatment providers. Developed in 1989, CorVel’s proprietary bill review and claims management technology automates the review process to provide customers with a faster turnaround time, more efficient bill review and a higher total savings. CorVel’s artificial intelligence engine includes over ten million individual rules, which creates a comprehensive review process and greater efficiencies than traditional bill review services.

Bill Review Services include:

•	Coding review and rebundling

•	Reasonable and customary review

•	Fee schedule analysis

•	Out-of-network bill review

•	Pharmacy review

•	PPO management

•	Repricing

Payors are able to review and approve bills online as well as access savings reports through an online portal, CareMC. The process is paperless, through scanning and EDI, while proving to be cost effective and efficient. CorVel’s solutions are fully customizable and can be tailored to meet unique payor requirements.

PPO Management

PPOs are groups of hospitals, physicians and other healthcare providers that offer services at pre-negotiated rates to employee groups. The Company believes that PPO networks offer the employer an additional means of managing healthcare costs by reducing the per-unit price of medical services provided to employees. CorVel began offering a proprietary national PPO network in 1992 and today it is comprised of over 750,000 providers.

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

In total, the Company has more than 120 national, regional and local personnel supporting the CorVel network. This number includes a national PPO manager in addition to locally based PPO developers who are responsible for local recruitment, contract negotiations, credentialing and re-credentialing of providers, and working with customers to develop customer specific provider networks. Each bill review unit has provider relations support staff to address provider grievances and other billing issues.

Providers are selected from criteria based on quality, range of services, price and location. Each provider is thoroughly evaluated and credentialed, then re-credentialed every three years. Through this extensive evaluation process, the PPO networks are able to provide significant hospital, physician and ancillary medical savings, while striving to maintain high quality care. Provider network services include a national network for all medical coverages, board certified physicians, provider credentialing, patient channeling, online PPO look-up, printable directories and driving directions, and Managed Care Organizations (MCO).

Enhanced Bill Review

CorVel’s enhanced bill review program allows claim payors to adjust individual line item charges on all bills to reasonable and customary levels while removing all error and billing discrepancies with professional review. The enhanced bill review program scrutinizes each hospital line description and charge as a separate and distinct claim for reimbursement. CorVel’s proprietary Universal Chargemaster defines each code and description, enabling their registered nurses to identify errors, duplicate charges, re-bundle exploded charges, correct quantity discrepancies and remove unused supplies.

Professional Review

CorVel’s services offer a complete audit and validation of facility bill accuracy. This solution also includes review of in-network facility bills. The Company’s nurse auditors have clinical backgrounds in all areas of medicine, medical billing and coding to ensure an accurate, consistent and thorough review. If a bill is identified for professional review, the bill image and its associated medical reports are routed within the system to an experienced medical nurse for review and auditing.

Provider Reimbursement

Through the bill review system, CorVel has the capability to provide check writing or provider reimbursement services for its customers. The provider payment check can be added to the bill analysis to produce one combined document.

Pharmacy Services

CorVel provides patients with a full-feature pharmacy program that offers discounted prescriptions, drug interaction monitoring and eligibility confirmation. Our pharmacy network of nationally recognized pharmacies provides up to 60% savings off the retail price of prescriptions associated with a workers’ compensation claim. The Company’s pharmacy services program includes preferred access to a national pharmacy network, streamlined procession for pharmacies at point of sale, mail order and 90-day retail options and peer-to-peer medication review services.

Directed Care Services

CorVel has contracted with medical imaging, physical therapy and ancillary service networks to offer convenient access, timely appointments and preferred rates. The Company manages the entire coordination of care from appointment scheduling through reimbursement, working to achieve timely recovery and increased savings. The Company has directed care networks for diagnostic imaging, physical and occupational therapy, independent medical evaluations, durable medical equipment and transportation and translation.

Medicare Solutions

The Company offers solutions to help manage the requirements mandated by the Centers for Medicare and Medicaid Services (CMS). Services include Medicare Set Asides and a new service, Agent Reporting Services, to help employers comply with new CMS reporting legislation. As an assigned agent, CorVel can provide services for Responsible Reporting Entities (RRE) such as insurers and employers. As an experienced information-processing provider, CorVel is able to electronically submit files to the CMS in compliance with timelines and reporting requirements.

Clearinghouse Services

CorVel’s proprietary medical review software and claims management technology interfaces with multiple clearinghouses. The Company’s clearinghouse services provides for medical review (including HCN networks), conversion of electronic forms to appropriate payment formats, seamless submittal of bills for payments and rules engines used to help ensure jurisdictional compliance.

Patient Management

CorVel’s offers claims administration and patient management. The Company administers claims as a third party administrator and provides patient management services to their managed care customers.

Claims Management

CorVel serves customers in the self-insured or commercially insured markets. Claims are reported via an electronic first notice of loss (FNOL) to the claims management portal, www.caremc.com. FNOLs are immediately processed by CorVel’s proprietary rules engine, which provides alerts and recommendations throughout the life of a claim. This technology instantly assigns an expert claims professional, while simultaneously determining if a claim requires any immediate attention for triage.

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

Some of the features of claims management services include: automated first notice of loss, three-point contact within 24 hours, prompt claims investigations, detailed diary notes for each step of the claim, graphical dashboards and claim history scorecards, and litigation management and expert testimony.

Case Management

CorVel’s case management and utilization review services address all aspects of disability management and recovery including utilization review (pre-certification, concurrent review and discharge planning), early intervention, telephonic, field and catastrophic case management as well as vocational rehabilitation.

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

The Telephonic Case Manager (TCM) continues to impact the direction of the case, focusing on early return to work, maximum medical improvement (MMI) and appropriate duration of disability. Facilitation of appropriate treatment, aggressive negotiation with medical providers and directing the care of the injured worker continues to be the Case Manager’s role until the closure criteria is met. Utilization review of provider treatment remains ongoing until discharge from treatment.

In the event that a claim may require an onsite referral, a Field Case Manager (FCM) will be assigned to the claim. Cases can be referred to CorVel based on geographic location and injury type to the most appropriate FCM. Specialized case management services include catastrophic management, life care planning, and vocational rehabilitation services.

24/7 Nurse Triage

This service as introduced in 2009 as an extended feature of case management services. Employees can call at the time of injury or incident and speak with a nurse who specializes in occupational injuries. An assessment is immediately made to recommend self-care, or referral for further medical care if needed. CorVel is able to provide quick and accurate care intervention, often preventing a minor injury from becoming an expensive claim. The 24/7 nurse triage services provides channeling to preferred network of providers, allows employer access to online case information, comprehensive incident gathering, and healthcare advocacy for injured workers.

Utilization Management

Utilization Management programs review proposed ambulatory care to determine appropriateness, frequency, duration and setting. These programs utilize experienced registered nurses, proprietary medical treatment protocols and systems technology to avoid unnecessary treatments and associated costs. Processes in Utilization Management include: injury review, diagnosis and treatment planning; contacting and negotiating provider treatment requirements; certifying appropriateness of treatment parameters, and responding to provider requests for additional treatment. Utilization management services include: prospective review, retrospective review, concurrent review, second opinion, peer review and independent medical evaluation.

Vocational Rehabilitation

CorVel’s Vocational Rehabilitation program is designed for injured workers needing assistance returning to work or retaining employment. This comprehensive suite of services helps employees that are unable to perform previous work functions and faces the possibility joining the open labor market to seek re-employment. These services are available unbundled, on an integrated basis as dictated by the requirement of each case and client preference, or by individual statutory requirements. Vocational rehabilitation services include ergonomic assessments, rehabilitation plans, transferable skills analysis, labor market services, resume development, job analysis and development, job placement, and expert testimony.

Life Care Planning

Life Care Planning is used to project long-term future needs, services and related costs associated with catastrophic injury. CorVel’s Life Care Plans summarize extensive amounts of medical data and compile it into a comprehensive report for future care requirements, aiding improved outcomes and timely resolution of claims. Some of the features of the Company’s Life Care Planning services include: comprehensive documentation, projecting future care requirements, customized reporting, costs specific to local area, and certified documentation.

Disability Management

CorVel’s disability management programs offer a continuum of services for short and long-term disability coverages that advocate an employee’s early return to work. Disability management services include absence reporting, disability evaluations, national preferred provider organizations, independent medical examinations, utilization review, medical case management, return to work coordination and integrated reporting.

Liability Claims Management

CorVel also offers liability claims management services that can be sold as a stand-alone product or part of patient management. The Company’s services include auto liability, general liability, product liability, personal injury, professional liability and property damage, accidents and weather related damage. This service includes claims management, adjusting services, litigation management, claims subrogation, and investigations.

Auto Claims Management

Injury claims are one of the largest components of auto indemnity costs. Effective management of these claims and their associated costs, combined with an optimal healthcare management program, helps CorVel’s customers reduce claim costs. The Company’s auto claims services include national preferred provider organization, medical bill review, first and third party bill review, first notice of loss, demand packet reviews and reporting and analytics.

SYSTEMS AND TECHNOLOGY

Infrastructure and Data Center

The Company utilizes a Tier III-rated data center as its primary processing site. Redundancy is provided at many levels in power, cooling, and computing resources, with the goal of ensuring maximum uptime and system availability for the Company’s production systems. The Company has also begun to implement use of server virtualization and consolidation techniques to push the fault-tolerance of systems even further. These technologies bring increased speed-to-production and scalability.

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

Through the Company’s internet portal customers can review the bills as soon as they are processed and approve a bill for payment, streamlining the customer’s own workflows and expediting the payment process.

Redundancy Center

The Company’s national data center is located near Portland, Oregon. The Company also has a redundancy center located in Ft. Worth, Texas. The redundancy center is the Company’s backup processing site in the event that the Portland data center suffers catastrophic loss. Currently, the Company’s data is continually replicated to Ft. Worth in near-real time, so that in the event the Portland data center is offline, the redundancy center can be activated with current information quickly. The Ft. Worth data center also hosts duplicates of the Company’s Websites. The Ft. Worth systems are maintained and exercised on a continuous basis as they host demonstration and pilot environments that mirror production, with the goal of ensuring their ongoing readiness.

Caremc

Caremc (www.caremc.com) has become the application platform for all of the Company’s primary service lines and delivers immediate access to customers. Caremc offers customers direct access to the Company’s primary services. Caremc allows for electronic communication and reporting between providers, payors, employers and patients. Features of the website include: request for service, FNOL (first notice of loss), appointment scheduling, online bill review, claims information management, treatment calendar, medical bill adjudication and automated provider reimbursement. Through the Caremc Website, users can: request services online; manage files throughout the life of the claim; receive and relay case notes from case managers; and integrate information from multiple claims management sources into one database.

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

Scanning Services

We continue to leverage our scanning technologies which include scanning, optical character recognition and document management services. We continue to expand our existing office automation service line and all offices are selling scanning and document management. We have added scanning operations to most of the Company’s larger offices around the country, designating them “Capture Centers.”

Our scanning service also offers a web interface (www.onlinedocumentcenter.com) providing immediate access to documents and data called the Online Document Center (ODC). Secure document review, approval, transaction workflow and archival storage are available at subscription-based pricing.

Claims Processing

We continue to develop our claims system capabilities which fit well with the Company’s preference for owning and maintaining our own software assets. Integration projects, some already completed, are underway to present more of this claims-centric information available through the Caremc web portal. The Company’s goal is to modernize user interfaces, and to streamline the delivery of this information to our customers, giving more rapid feedback and putting real-time information in the hands of our customers.

INDUSTRY, CUSTOMERS AND MARKETING

CorVel serves a diverse group of customers that include insurers, third party administrators, self-administered employers, government agencies, municipalities, state funds, and numerous other industries. CorVel is able to provide workers’ compensation services to virtually any size employer and in any state or region of the United States. No single customer of the Company represented more than 10% of revenues in fiscal 2008, 2009, or 2010. Many claims management decisions in workers’ compensation are the responsibility of the local claims office of national or regional insurers. The Company’s national branch office network enables the Company to market and offer its services at both a local and national account level. The Company is placing increasing emphasis on national account marketing. The sales and marketing activities of the Company are conducted primarily by account executives located in key geographic areas.

COMPETITION AND MARKET CONDITIONS

The healthcare cost containment industry is competitive and is subject to economic pressures for cost savings and legislative reforms. CorVel’s primary competitors in the workers’ compensation market include third party administrators, managed care companies, large insurance carriers and numerous independent companies. Many of the Company’s competitors are significantly larger and have greater financial and marketing resources than the Company. Moreover, the Company’s customers may establish the in-house capability of performing services offered by the Company. If the Company is unable to compete effectively, it will be difficult for the Company to add and retain customers, and the Company’s business, financial condition and results of operations will be materially and adversely affected.

There has been a year over year decline in claims frequency, however, there continues to be moderate increases in medical and indemnity costs. Medical costs average 58% of the total claims cost (2010 NCCI report). As these costs continue to increase faster than wages, many states might look for ways to control costs, which could affect the services offered by CorVel. Additional market challenges include uncertainty of healthcare reform and its impact to the workers’ compensation industry. Given this market uncertainty and hopeful economic recovery over the next couple of years, CorVel will continue to evaluate legislative changes to ensure services meet their diverse client needs and will remain committed to systems and technology investments.

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

Healthcare Reform

There has been considerable discussion of healthcare reform at both the federal level and in numerous state legislatures in recent years. Due to uncertainties regarding the ultimate features of reform initiatives and the timing of their enactment, the Company cannot predict which, if any, reforms will be adopted, when they may be adopted, or what impact they may have on the Company. The Company is presently evaluating the impact of the health reform legislation which was enacted by Congress in March 2010 on the future results and costs of the Company.

SHAREHOLDER RIGHTS PLAN

During fiscal 1997, the Company’s Board of Directors approved the adoption of a Shareholder Rights Plan. The Shareholder Rights Plan provides for a dividend distribution to CorVel stockholders of one preferred stock purchase right for each outstanding share of CorVel’s common stock under certain circumstances. In April 2002, the Board of Directors of CorVel approved an amendment to the Shareholder Rights Plan to extend the expiration date of the rights to February 10, 2012, to set the exercise price of each right to $118 and enable Fidelity Management & Research Company and its affiliates to purchase up to 18% of the shares of common stock of the Company without triggering the stockholder rights, with the limitations under the Shareholder Rights Plan remaining in effect for all other stockholders of the Company. In November 2008, the Company’s Board of Directors approved an amendment to the Shareholder Rights Plan to extend the expiration date of the rights to February 10, 2022, remove the ability of Fidelity Management & Research Company and its affiliates to purchase up to 18% of the shares of common stock of the Company without triggering the stockholder rights, substitute Computershare Trust Company, N.A. as the rights agent and effect certain technical changes to the Shareholder Rights Plan.

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

EMPLOYEES

As of March 31, 2010, CorVel had approximately 2,820 employees, including nurses, therapists, counselors and other employees. No employees are represented by any collective bargaining unit. Management believes the Company’s relationship with its employees to be good.

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

Our annual sequential revenue may not increase and may decline. As a result, we may fail to meet or exceed the expectations of investors or analysts which could cause our common stock price to decline.

Our annual sequential revenue growth may not increase and may decline in the future as a result of a variety of factors, many of which are outside of our control. If changes in our annual sequential revenue fall below the expectations of investors or analysts, the price of our common stock could decline substantially. Fluctuations or declines in sequential revenue growth may be due to a number of factors, including, but not limited to, those listed below and identified throughout this “Risk Factors” section: the decline in manufacturing employment, the decline in workers’ compensation claims, the decline in healthcare expenditures, the considerable price competition in a flat-to-declining workers’ compensation market, litigation, the increase in competition, and the changes and the potential changes in state workers’ compensation and automobile managed care laws which can reduce demand for our services. These factors create an environment where revenue and margin growth is more difficult to attain and where revenue growth is less certain than historically experienced. Additionally, our technology and preferred provider network face competition from companies that have more resources available to them than we do. Also, some customers may handle their managed care services in-house and may reduce the amount of services which are outsourced to managed care companies such as CorVel. These factors could cause the market price of our common stock to fluctuate substantially. There can be no assurance that our growth rate in the future, if any, will be at or near historical levels.

In addition, the stock market has in the past experienced price and volume fluctuations that have particularly affected companies in the healthcare and managed care markets resulting in changes in the market price of the stock of many companies, which may not have been directly related to the operating performance of those companies.

Due to the foregoing factors, and the other risks discussed in this report, investors should not rely on annual comparisons of our results of operations as an indication of our future performance.

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

In February 2005, Kathleen Roche, D.C., as plaintiff, filed a putative class action in Circuit Court for the 20th Judicial District, St. Clair County, Illinois, against us. The case seeks recovery of unspecified damages based on the Company’s alleged failure to direct patients to medical providers who are members of the CorVel CorCare PPO network and also alleges that the Company used biased and arbitrary computer software to review medical providers’ bills. An unfavorable outcome in this litigation could materially and adversely affect our business, financial condition, or results of operations.

If lawsuits against us are successful, we may incur significant liabilities.

We provide to insurers and other payors of healthcare costs managed care programs that utilize preferred provider organizations and computerized bill review programs. Health care providers have brought, against us and our customers, individual and class action lawsuits challenging such programs. If such lawsuits are successful, we may incur significant liabilities.

We make recommendations about the appropriateness of providers’ proposed medical treatment plans for patients throughout the country. As a result, we could be subject to claims arising from any adverse medical consequences. Although plaintiffs have not to date subjected us to any claims or litigation relating to the granting or denial of claims for payment of benefits or allegations that we engage in the practice of medicine or the delivery of medical services, we cannot assure you that plaintiffs will not make such claims in future litigation. We also cannot assure you that our insurance will provide sufficient coverage or that insurance companies will make insurance available at a reasonable cost to protect us from significant future liability.

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

Within the past few years, the economy has performed below historical averages which leads to fewer workers on a national level and could lead to fewer work related injuries. If declines in workers’ compensation costs occur in many states and persist over the long-term, it would have an adverse impact on our business, financial condition and results of operations.

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

We compete with other healthcare providers in recruiting qualified management and staff personnel for the day-to-day operations of our business, including nurses and other case management professionals. In some markets, the scarcity of nurses and other medical support personnel has become a significant operating issue to healthcare providers. This shortage may require us to enhance wages to recruit and retain qualified nurses and other healthcare professionals. Our failure to recruit and retain qualified management, nurses and other healthcare professionals, or to control labor costs could have a material adverse effect on profitability.

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

•	an acquisition may negatively impact our results of operations because it may require incurring large one-time charges, substantial debt or liabilities; it may require the amortization or write down of amounts related to deferred compensation, goodwill and other intangible assets; or it may cause adverse tax consequences, substantial depreciation or deferred compensation charges;

•	we may encounter difficulties in assimilating and integrating the business, technologies, products, services, personnel or operations of companies that are acquired, particularly if key personnel of the acquired company decide not to work for us;

•	an acquisition may disrupt ongoing business, divert resources, increase expenses and distract management;

•	the acquired businesses, products, services or technologies may not generate sufficient revenue to offset acquisition costs;

•	we may have to issue equity or debt securities to complete an acquisition, which would dilute the position of stockholders and could adversely affect the market price of our common stock; and

•	acquisitions may involve the entry into a geographic or business market in which we have little or no prior experience.

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

If the referrals for our patient management services decline, our business, financial condition and results of operations would be materially adversely affected.

In some years, we have experienced a general decline in the revenue and operating performance of patient management services. We believe that the performance decline has been due to the following factors: the decrease of the number of workplace injuries that have become longer-term disability cases; increased regional and local competition from providers of managed care services; a possible reduction by insurers on the types of services provided by our patient management business; the closure of offices and continuing consolidation of our patient management operations; and employee turnover, including management personnel, in our patient management business. In the past, these factors have all contributed to the lowering of our long-term outlook for our patient management services. If some or all of these conditions continue, we believe that the performance of our patient management revenues could decrease.

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

If material weaknesses in our internal controls are identified by us or our independent registered public accountants, it could have a material adverse effect on our business and stock price.

Any material weaknesses identified in our internal controls as part of the ongoing evaluation being undertaken by us and our independent registered public accountants pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 could cause investors to lose confidence in our reported financial information and us, which could result in a decline in the market price of our common stock, and cause us to fail to meet our reporting obligations in the future, which in turn could impact our ability to raise equity financing if needed in the future. The effectiveness of our controls and procedures could be limited by errors or faulty judgments. In addition, if we expand, through either organic growth or through acquisitions (or both), the challenges involved in implementing appropriate controls will increase and may require that we evolve some or all of our internal control processes.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The Company’s principal executive office is located in Irvine, California in approximately 12,000 square feet of leased space. The lease expires in March 2013. The Company leases 110 branch offices in 45 states, which range in size from 500 square feet up to 24,000 square feet. The lease terms for the branch offices range from monthly to ten years and expire through 2019. The Company believes that its facilities are adequate for its current needs and that suitable additional space will be available as required.

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

Item 4.	Removed and Reserved.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol CRVL. The quarterly high and low per share sales prices for the Company’s common stock for fiscal years 2009 and 2010 as reported by NASDAQ are set forth below for the periods indicated. These prices represent prices among dealers, do not include retail markups, markdowns or commissions, and may not represent actual transactions.

	High	Low

Fiscal Year Ended March 31, 2009:
Quarter Ended June 30, 2008:	$37.92	$30.03
Quarter Ended September 30, 2008:	35.98	24.72
Quarter Ended December 31, 2008:	30.25	15.78
Quarter Ended March 31, 2009:	24.13	15.87

Fiscal Year Ended March 31, 2010:
Quarter Ended June 30, 2009:	$25.24	$18.48
Quarter Ended September 30, 2009:	31.58	22.23
Quarter Ended December 31, 2009:	34.61	27.20
Quarter Ended March 31, 2010:	36.91	28.75

Holders.  As of June 1, 2010, there were 1,429 holders of record of the Company’s common stock according to the information provided by the Company’s transfer agent.

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

Unregistered Sales of Equity Securities.  None.

Issuer Purchases of Equity Securities:  The following table summarizes purchases of the Company’s common stock made by or on behalf of the Company for the quarter ended March 31, 2010 pursuant to a publicly announced plan.

	Total		Total Number of Shares	Maximum Number of
	Number of	Average Price	Purchased as Part of	Shares That May Yet
	Shares	Paid Per	Publicly Announced	be Purchased Under
Period	Purchased	Share	Program	the Program

January 1 to January 31, 2010	54,706	$31.38	54,706	488,294
February 1 to February 29, 2010	50,946	31.79	50,946	437,348
March 1 to March 31, 2010	62,536	35.69	62,536	374,812

Total	168,188	$33.11	168,188	374,812

In 1996, the Company’s Board of Directors authorized a stock repurchase program initially for up to 100,000 shares of the Company’s common stock. The Company’s Board of Directors has periodically increased the number of shares authorized for repurchase under the program. During fiscal 2010, the board authorized an increase in the number of shares to be repurchased over the life of the program to 14,150,000. As of March 31, 2010, the Company has repurchased 13,774,188 shares its common stock. Subsequent to March 31, 2010, the board authorized a further increase in the number of shares allowed to be repurchased over the life of the program to 15,000,000 shares. There is no expiration date for the plan.

STOCK PERFORMANCE GRAPH

The graph depicted below shows a comparison of cumulative total stockholder returns for the Company, the Nasdaq and the Nasdaq Health Services Index over a five year period beginning on March 31, 2005. The data depicted on the graph are as set forth in the chart below the graph. The graph assumes that $100 was invested in the Company’s Common Stock on March 31, 2005, and in each index, and that all dividends were reinvested. No cash dividends have been paid or declared on the Common Stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

	2005	2006	2007	2008	2009	2010
CorVel Corporation	100.00	103.31	212.88	215.27	142.29	251.58
U.S. Nasdaq	100.00	117.94	122.29	114.07	61.83	96.99
U.S. Nasdaq Healthcare Services	100.00	132.28	132.48	138.23	102.33	182.07

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

The selected consolidated financial data of the Company appears in a separate section of this Annual Report on Form 10-K on page 31 and is incorporated herein by this reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations appears in a separate section of this Annual Report on Form 10-K beginning on page 32 and is incorporated herein by this reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2010, the Company held no market risk sensitive instruments for trading purposes and the Company did not employ any derivative financial instruments, other financial instruments, or derivative commodity instruments to hedge any market risk. The Company had no debt outstanding as of March 31, 2010, and therefore, had no market risk related to debt.

Item 8.	Financial Statements and Supplementary Data.

The Company’s consolidated financial statements, as listed under Item 15, appear in a separate section of this Annual Report on Form 10-K beginning on page 46 and are incorporated herein by this reference. The financial statement schedule is included below under Item 15(a) (2).

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes to Internal Control over Financial Reporting

During the quarter ended March 31, 2010, there have been the following changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting: 1) We completed implementation of senior accounting staff and Chief Financial Officer reviews designed to ensure timely and accurate reconciliation of significant accounts. 2) We incorporated the use of disclosure checklists for all Form 10-Q and Form 10-K filings to help ensure the completeness of our disclosures and compliance with relevant pronouncements. 3) We discontinued the use of Excel for consolidation by fully implementing our accounting system consolidation capabilities and enhanced our review of consolidation data. 4) We completed implementation of additional reviews by senior accounting staff and the Chief Financial Officer of financial statement disclosures. 5) We completed implementation of additional performance measurement and monitoring processes of our regional accounting personnel.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining a system of internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with U.S. generally accepted accounting principles; providing reasonable assurance that our receipts and expenditures are made in accordance with authorizations of our management and directors; and providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of March 31, 2010 to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Haskell & White LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of March 31, 2010, as stated in their report that is included in Part II, Item 8 herein.

Item 9B.	Other Information.

On June 8, 2010, our Board of Directors approved an amendment and restatement of the CorVel Corporation Restated Omnibus Incentive Plan (Formerly the Restated 1988 Executive Stock Option Plan) (the “Plan”) to provide that in the event that a portion of shares subject to a Performance Award (including a Qualified Performance Based Award), as defined in the Plan, does not vest as of the end of an applicable performance period because the applicable performance goals become impossible to meet, such portion of such Performance Award shall immediately be cancelled as of the end of the applicable performance period and the shares subject to such portion of such Performance Award shall be available for subsequent option or other Award grants under the Plan.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information in the sections titled “Proposal One: Election of Directors,” “Corporate Governance, Board Composition and Board Committees,” “Executive Officers of CorVel,” and “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the Company’s Definitive Proxy Statement for the 2010 Annual Meeting of Stockholders is incorporated herein by reference.

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

The information in the sections titled “Executive Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” and

“Compensation of Directors,” appearing in the Company’s Definitive Proxy Statement for the 2010 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information in the sections titled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matter” and “Equity Compensation Plan Information” appearing in the Company’s Definitive Proxy Statement for the 2010 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13.	Certain Relationships and Related Party Transactions, and Director Independence.

The information in the sections titled “Certain Relationships and Related Person Transactions,” “Proposal One: Election of Directors,” and “Corporate Governance, Board Composition and Board Committees” appearing in the Company’s Definitive Proxy Statement for the 2010 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information under the captions “Principal Accountant Fees and Services”, “Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors” and “Ratification of Appointment of Independent Auditors” appearing in the Company’s Definitive Proxy Statement for the 2010 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements:

The Company’s financial statements appear in a separate section of this Annual Report on Form 10-K beginning on the pages referenced below:

(2) Financial Statement Schedule:

The Company’s consolidated financial statements, as listed under Item 15(a) (1), appear in a separate section of this Annual Report on Form 10-K beginning on page 46. The Company’s financial statement schedule is as follows:

Schedule II — Valuation and Qualifying Accounts

		Additions
	Balance at	Charged to
	Beginning of	Cost and		Balance at
	Year	Expenses	Deductions	End of Year

Allowance for doubtful accounts:
Fiscal Year Ended March 31, 2010:	$2,371,000	$2,868,000	$(2,485,000)	2,754,000
Fiscal Year Ended March 31, 2009:	2,888,000	2,434,000	(2,951,000)	2,371,000
Fiscal Year Ended March 31, 2008:	3,510,000	2,464,000	(3,086,000)	2,888,000

(3) Exhibits:

EXHIBITS

Exhibit
No.		Title	Method of Filing

2	.1†	Asset Purchase Agreement dated December 15, 2006 by and among the Company’s subsidiary, CorVel Enterprise Comp, Inc., and Hazelrigg Risk Management Services, Inc., Comp Care, Inc., Medical Auditing Services, Inc., and Arlene Hazelrigg.	Incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K filed on February 6, 2007.
2	.2†	Stock Purchase Agreement dated May 31, 2007 by and among the Company’s subsidiary, CorVel Enterprise Comp, Inc., The Schaffer Companies, Ltd., and Dawn Colwell, Christopher Schaffer, John Colwell and Kelly Ribeiro de Sa.	Incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K filed on June 6, 2007.
3.1		Amended and Restated Certificate of Incorporation of the Company	Incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 filed on August 9, 2007.
3.2		Amended and Restated Bylaws of the Company	Incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 filed on August 14, 2006.
3.3		Certificate of Designation Increasing the Number of Shares of Series A Junior Participating Preferred Stock	Incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed on November 24, 2008.
4.1		Second Amended and Restated Preferred Shares Rights Agreement, dated as of November 17, 2008, by and between CorVel Corporation and Computershare Trust Company, N.A., including the original Certificate of Designation, the Certificate of Designation Increasing the Number of Shares, the form of Right Certificate (as amended) and the Summary of Rights (as amended) attached thereto as Exhibits A-1, A-2, A-3, B and C, respectively	Incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K filed on November 24, 2008.
10	.1*	Nonqualified Stock Option Agreement between V. Gordon Clemons, the Company and North Star together with all amendments and addendums thereto	Incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 Registration No. 33-40629 initially filed on May 16, 1991.
10	.2*	Supplementary Agreement between V. Gordon Clemons, the Company and North Star	Incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 Registration No. 33-40629 initially filed on May 16, 1991.
10	.3*	Amendment to Supplementary Agreement between Mr. Clemons, the Company and North Star	Incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1992 filed on June 29, 1992.
10	.4*	Restated Omnibus Incentive Plan (Formerly The Restated 1988 Executive Stock Option Plan)	Filed herewith.

Exhibit
No.		Title	Method of Filing

10	.5*	Forms of Notice of Grant of Stock Option, Stock Option Agreement and Notice of Exercise Under the Restated Omnibus Incentive Plan (Formerly The Restated 1988 Executive Stock Option)	Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 filed on November 9, 2006, Exhibits 10.7, 10.8 and 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994 filed on June 29, 1994, Exhibits 99.2, 99.3, 99.4, 99.5, 99.6, 99.7 and 99.8 to the Company’s Registration Statement on Form S-8 (File No. 333-94440) filed on July 10, 1995, and Exhibits 99.3 and 99.5 to the Company’s Registration Statement on Form S-8 (File No. 333-58455) filed on July 2, 1998.
10	.6*	Employment Agreement of V. Gordon Clemons	Incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 Registration No. 33-40629 initially filed on May 16, 1991.
10	.7*	Restated 1991 Employee Stock Purchase Plan, as amended	Incorporated herein by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-128739) filed on September 30, 2005.
10.8		Fidelity Master Plan for Savings and Investment, and amendments	Incorporated herein by reference to Exhibits 10.16 and 10.16A to the Company’s Registration Statement on Form S-1 Registration No. 33-40629 initially filed on May 16, 1991.
10.9		Second Amended and Restated Preferred Shares Rights Agreement, dated as of November 17, 2008, by and between CorVel Corporation and Computershare Trust Company, N.A., including the original Certificate of Designation, the Certificate of Designation Increasing the Number of Shares, the form of Rights Certificate (as amended) and the Summary of Rights (as amended) attached thereto as Exhibits A-1, A-2, A-3, B and C, respectively	Incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K filed on November 24, 2008.
10	.10*	Employment Agreement effective May 26, 2006 by and between CorVel Corporation and Dan Starck	Incorporated herein by reference to Exhibit 10.1 in the Company’s Form 8-K filed on May 30, 2006.
10	.11*	Stock Option Agreement and Acceleration Addendum dated May 26, 2006 by and between CorVel Corporation and Dan Starck, providing for time vesting	Incorporated herein by reference to Exhibit 10.2 in the Company’s Form 8-K filed on May 30, 2006.
10	.12†*	Stock Option Agreement and Acceleration Addendum dated May 26, 2006 by and between CorVel Corporation and Dan Starck, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 30, 2006.
10	.13†*	Stock Option Agreement dated May 26, 2006 by and between CorVel Corporation and Scott McCloud, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 2, 2006.
10	.14*†	Stock Option Agreement dated May 26, 2006 by and between CorVel Corporation and Don McFarlane, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K/A filed on July 6, 2007.

Exhibit
No.		Title	Method of Filing

10.15		Credit Agreement dated May 28, 2009 by and between CorVel Corporation and Wells Fargo Bank, National Association.	Incorporated herein by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed on June 4, 2009.
10.16		Revolving Line of Credit Note dated May 28, 2009 by CorVel Corporation in favor of Wells Fargo Bank, National Association.	Incorporated herein by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed on June 4, 2009.
10.17		First Amendment to Credit Agreement dated June 2, 2010 by and between CorVel Corporation and Wells Fargo Bank, National Association.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 7, 2010.
10.18		Revolving Line of Credit Note dated June 2, 2010 by CorVel Corporation in favor of Wells Fargo Bank, National Association.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 7, 2010.
10.19		Form of Partial Waiver of Automatic Option Grant executed by Directors	Incorporated herein by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 filed on November 8, 2007.
10	.20*†	Stock Option Agreement and Acceleration Addendum dated February 4, 2008 by and between CorVel Corporation and Dan Starck, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008 filed on June 16, 2008.
10	.21*†	Stock Option Agreement dated February 4, 2008 by and between CorVel Corporation and Scott McCloud, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008 filed on June 16, 2008.
10	.22*†	Stock Option Agreement dated February 4, 2008 by and between CorVel Corporation and Don McFarlane, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008 filed on June 16, 2008.
10.23		Partial Waiver of Automatic Option Grant by Jean Macino dated February 8, 2008	Incorporated herein by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008 filed on June 16, 2008.
10	.24*†	Stock Option Agreement dated February 24, 2009 by and between CorVel Corporation and Daniel J. Starck, providing for performance vesting	Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 2, 2009.
10	.25*†	Stock Option Agreement dated February 24, 2009 by and between CorVel Corporation and Scott R. McCloud, providing for performance vesting	Incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 2, 2009.
10	.26*†	Stock Option Agreement dated February 24, 2009 by and between CorVel Corporation and Donald C. McFarlane, providing for performance vesting	Incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed on March 2, 2009.
10	.27*†	Stock Option Agreement dated February 5, 2009 by and between CorVel Corporation and Diane J. Blaha, providing for performance vesting	Incorporated herein by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009 filed on June 12, 2009.
10	.28*†	Stock Option Agreement dated February 24, 2009 by and between CorVel Corporation and Diane J. Blaha, providing for performance vesting	Refiled herewith.

Exhibit
No.		Title	Method of Filing

10.29		Summary of Terms of Oral Agreement to Repurchase Shares of Common Stock held by V. Gordon Clemons.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009 filed on February 5, 2010.
10	.30*†	Stock Option Agreement granted November 2, 2009 by and between CorVel Corporation and Daniel J. Starck, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.1 to the Company’s form 8-K filed on November 6, 2009.
10	.31*†	Stock Option Agreement granted November 2, 2009 by and between CorVel Corporation and Scott R. McCloud, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.2 to the Company’s form 8-K filed on November 6, 2009.
10	.32*†	Stock Option Agreement granted November 2, 2009 by and between CorVel Corporation and Donald C. McFarlane, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.3 to the Company’s form 8-K filed on November 6, 2009.
10	.33*†	Stock Option Agreement granted November 2, 2009 by and between CorVel Corporation and Diane J. Blaha, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.4 to the Company’s form 8-K filed on November 6, 2009.
21.1		Subsidiaries of the Company	Filed herewith.
23.1		Consent of Independent Registered Public Accounting Firm, Haskell & White LLP	Filed herewith.
31.1		Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2		Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1		Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
32.2		Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

*	— Denotes management contract or compensatory plan or arrangement.

†	— Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Securities and Exchange Commission.

(b) Exhibits

The exhibits filed as part of this report are listed under Item 15(a)-(3) of this Annual Report on Form 10-K.

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
Daniel J. Starck
President, Chief Executive Officer, and
Chief Operating Officer

Date: June 11, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 11, 2010.

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

SELECTED CONSOLIDATED FINANCIAL DATA

The following selected financial data for each of the fiscal years for the five fiscal years ended March 31, 2010, have been derived from the Company’s audited consolidated financial statements. The following data should be read in conjunction with the Company’s Consolidated Financial Statements, the related notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The following amounts are in thousands, except per share data.

	Fiscal Year Ended March 31,
	2006	2007	2008	2009	2010

Statement of Income Data:
Revenues	$266,504	$274,581	$301,894	$310,076	$337,968
Cost of revenues	221,060	208,746	223,829	236,334	252,429

Gross profit	45,444	65,835	78,065	73,742	85,539
General and administrative	29,590	35,383	39,720	42,133	42,056

Income before income taxes	15,854	30,452	38,345	31,609	43,483
Income tax provision	6,101	11,876	14,961	12,332	17,387

Net income	$9,753	$18,576	$23,384	$19,277	$26,096

Net income per share:
Basic	$0.67	$1.32	$1.69	$1.43	$2.09

Diluted	$0.67	$1.30	$1.67	$1.42	$2.06

Shares used in computing net income per share:
Basic	14,534	14,070	13,856	13,458	12,499
Diluted	14,592	14,268	14,036	13,620	12,672
Return on beginning of year equity	13.2%	27.3%	29.5%	20.0%	27.1%
Return on beginning of year assets	9.2%	18.6%	20.6%	13.7%	19.0%

	2006	2007	2008	2009	2010

Balance Sheet Data as of March 31,
Cash and cash equivalents	$14,206	$15,020	$17,911	$14,681	$11,933
Accounts receivable, net	39,521	41,027	39,164	41,249	43,930
Working capital	34,597	35,018	29,445	28,096	27,196
Total assets	100,098	113,768	140,575	137,552	140,368
Retained earnings	139,155	157,731	178,458	197,735	223,831
Treasury stock	(132,205)	(154,091)	(162,302)	(185,762)	(218,323)
Total stockholders’ equity	68,036	79,197	96,378	96,297	95,728

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations may include certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including (without limitation) statements with respect to anticipated future operating and financial performance, growth and acquisition opportunities and other similar forecasts and statements of expectation. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continue,” “may,” “will,” and “should” and variations of these words and similar expressions, are intended to identify these forward-looking statements. Forward-looking statements made by the Company and its management are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance.

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

Network Solutions Services

The Company’s network solutions services are designed to reduce the price paid by its customers for medical services rendered in workers’ compensation cases, auto policies and, to a lesser extent, group health policies. The network solutions offered by the Company include automated medical fee auditing, preferred provider services, retrospective utilization review, independent medical examinations, and inpatient bill review. Network solutions services also includes revenue from the Company’s directed care network (CareIQ), including imaging and physical therapy.

Patient Management Services

In addition to its network solutions services, the Company offers a range of patient management services, which involve working on a one-on-one basis with injured employees and their various healthcare professionals, employers and insurance company adjusters. The services are designed to monitor the medical necessity and appropriateness of healthcare services provided to workers’ compensation and other healthcare claimants and to expedite return to work. The Company offers these services on a stand-alone basis, or as an integrated component of its medical cost containment services. The Company expanded its patient management services to include the processing of claims for self-insured payors to property and casualty insurance with the February 2009 acquisition of the outstanding capital stock of Eagle Claims Services, Inc.

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

Under Accounting Standard Codification (“ASC”) 280-10, two or more operating segments may be aggregated into a single operating segment for financial reporting purposes if aggregation is consistent with the objective and basic principles of ASC 280-10, if the segments have similar economic characteristics, and if the segments are similar in each of the following areas: 1) the nature of products and services; 2) the nature of the production processes; 3) the type or class of customer for their products and services; and 4) the methods used to distribute their products or provide their services. The Company believes each of its regions meet these criteria as each provides similar services and products to similar customers using similar methods of productions and similar methods to distribute the services and products.

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

Summary of Fiscal 2010 Annual Results

The Company had revenues of $338 million for fiscal year ended March 31, 2010, an increase of $28 million, or 9%, compared to $310 million for fiscal year ended March 31, 2009. This increase was primarily due to an increase in patient management services revenue from an increase in claims administration business which provided additional case management and bill review revenues. The Company’s growth in revenues in fiscal 2010 was the best in several years. From fiscal 2004 to fiscal 2009, the Company’s revenues increased a total of less than 2% over that five year period reflecting the soft economy and lower claims volume in the industry. The softness in the market for the Company’s services is due to several reasons, including the continued decrease in the number of jobs in the manufacturing sector and its corresponding effect on the number of workplace injuries that have become longer-term disability cases, the considerable price competition given the flat-to-declining overall workers compensation market, and the increase in competition from local and regional companies. Continued organic revenue growth by the Company will need to rely on improving market share from better technology and innovative cost savings strategies for their customers.

During fiscal 2010, the Company continued to improve its accounts receivable collections processes and reduced its days sales outstanding from less than 49 days at March 31, 2009 to less than 46 days at March 31, 2010. This days sales outstanding is the lowest the number has been in numerous years.

During fiscal 2010, the Company continued to repurchase shares of its common stock under a plan originally approved by the Company’s Board of Directors in 1996. In August 2009, the Company’s Board of Directors

increased the number of shares authorized to be repurchased over the life of the plan to 14,150,000 shares. During fiscal 2010, the Company spent $32.6 million to repurchase 1,092,445 shares of its common stock. Since commencing this program in the fall of 1996, the Company has repurchased 13,775,188 shares of its common stock through March 31, 2010, at a cost of $218 million. These repurchases were funded primarily from the Company’s operating cash flows. In May 2010, the board authorized an increase in the number of shares to be repurchased to 15,000,000 shares.

In February 2009, the Company’s wholly owned subsidiary, CorVel Enterprise Comp, Inc., acquired 100% of the stock of Eagle Claims Services, Inc. (“Eagle”) for $1.1 million in cash. Eagle is a third-party administrator headquartered in the state of New York. The acquisition is expected to allow the Company to expand its service capabilities as a third-party administrator and provide claims processing services along with patient management services and network solutions services to an increased customer base. The sellers of Eagle have the potential to receive up to an additional $1.1 million cash earn-out, based upon the revenue collected by the Eagle business during the calendar years 2009 and 2010. During fiscal year 2010, the Company accrued the $1.1 million of earn out due to the revenue results of Eagle, of which $600,000 was paid in fiscal 2010 and the remaining $500,000 is expected to be paid in fiscal 2011. The results of Eagle have been included in the Company’s results from the date of the acquisition through March 31, 2010. For the fiscal years ended March 31, 2009 and 2010, the results of the acquired business increased the Company’s revenues by less than 1/10 of 1% and less than 1%, respectively.

Results of Operations

The Company derives its revenues from providing patient management and network solutions services to payors of workers’ compensation benefits, auto insurance claims and health insurance benefits. Patient management services include utilization review, medical case management, vocational rehabilitation, and claims processing. Network solutions revenues include fee schedule auditing, hospital bill auditing, independent medical examinations, diagnostic imaging review services and preferred provider referral services. The percentages of total revenues attributable to patient management and network solutions services for the fiscal years ended March 31, 2008, 2009, and 2010 are listed below.

	2008	2009	2010

Patient management services	42.4%	43.2%	44.7%
Network solutions services	57.6%	56.8%	55.3%

	100.0%	100.0%	100.0%

As noted in the table above, from fiscal 2009 to fiscal 2010 the mix of the Company’s revenues moved 1.5 percentage points from network solutions to patient management. This mix shift is primarily due to the Company’s increased focus in the sale of Enterprise Comp services which are included with patient management services.

The following table shows the income statements for the past three fiscal years and the dollar changes as well as the percentage changes for each fiscal year.

				Amount	Amount	Percent	Percent
				Change from	Change from	Change from	Change from
	Fiscal	Fiscal	Fiscal	Fiscal 2008 to	Fiscal 2009 to	Fiscal 2008 to	Fiscal 2009 to
	2008	2009	2010	2009	2010	2009	2010

Revenues	$301,894	$310,076	$337,968	$8,182	$27,892	2.7%	9.0%
Cost of revenues	223,829	236,334	252,429	12,505	16,095	5.6	6.8

Gross profit	78,065	73,742	85,539	(4,323)	11,797	(5.5)	16.0
General and administrative	39,720	42,133	42,056	2,413	(77)	6.1	(0.2)

Income before income taxes	38,345	31,609	43,483	(6,736)	11,874	(17.6)	37.6
Income tax provision	14,961	12,332	17,387	(2,629)	5,055	(17.6)	41.0

Net income	$23,384	$19,277	$26,096	$(4,107)	$6,819	(17.6)%	35.4%

Net income per share:
Basic	$1.69	$1.43	$2.09	$(0.26)	$0.66	(15.4)%	46.2%
Diluted	$1.67	$1.42	$2.06	$(0.25)	$0.64	(15.0)%	45.1%
Shares used in net income per share:
Basic	13,856	13,458	12,499	(398)	(959)	(2.9)%	(7.1)%
Diluted	14,036	13,620	12,672	(416)	(948)	(3.0)%	(7.0)%

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

The following table sets forth, for the periods indicated, the percentage of revenues represented by certain items reflected in the Company’s consolidated statements of income. The Company’s past operating results are not necessarily indicative of future operating results. The percentages for the three fiscal years ended March 31, 2008, 2009 and 2010 are as follows:

	2008	2009	2010

Revenues	100.0%	100.0%	100.0%
Cost of revenues	74.1%	76.2%	74.7%

Gross profit	25.9%	23.8%	25.3%
General and administrative	13.2%	13.6%	12.4%

Income before income taxes	12.7%	10.2%	12.9%
Income tax provision	5.0%	4.0%	5.1%

Net Income	7.7%	6.2%	7.7%

Revenue

The Company derives its revenues from providing patient management and network solutions services to payors of workers’ compensation benefits, auto insurance claims and health insurance benefits. Patient management services include claims administration, utilization review, medical case management and vocational rehabilitation. Network solutions revenues include fee schedule auditing, hospital bill auditing, independent medical examinations, diagnostic imaging review services, directed care services and preferred provider referral services.

Change in Revenue

Fiscal 2010 Compared to Fiscal 2009

Revenues increased by 9%, to $338 million in fiscal 2010, from $310 million in fiscal 2009, an increase of $28 million. The increase was primarily due to an increase in revenue for the Company’s Enterprise Comp (claims administration including related case management and bill review services) and CareIQ (direct care) services. Patient management revenues, which include Enterprise Comp services, increased $18 million, or 13.8%, to $151 million in fiscal 2010 due to the Company’s increased focus in the sale of these services. The Company’s network solutions services revenue, which include CareIQ services, increased $10 million, or 5.4%, to $187 million in fiscal 2010.

Fiscal 2009 Compared to Fiscal 2008

Revenues increased by 3% to $310 million in fiscal 2009, from $302 million in fiscal 2008, an increase of $8 million. The increase was primarily due to an increase in revenue for the Company’s Enterprise Comp and CareIQ services. Patient management revenues, which includes Enterprise Comp services, increased $6 million, or 4.6%, to $134 million in fiscal 2009. The Company’s network solutions services revenue, which include CareIQ services, increased $2 million, or 1.3%, to $176 million in fiscal 2009.

Cost of Revenue

The Company’s cost of revenues consist of direct expenses, costs directly attributable to the generation of revenue, and field indirect costs which are incurred in the field to support the operations in the field offices which generate the revenue. Direct costs are primarily case manager salaries, bill review analysts, related payroll taxes and fringe benefits, and costs for Independent Medical Examinations (IME), prescription drugs, and MRI providers. Most of the Company’s revenues are generated in offices which provide both patient management services and network solutions services. The largest of the field indirect costs are manager salaries and bonus, account executive base pay and commissions, administrative and clerical support, field systems personnel, PPO network developers, related payroll taxes, fringe benefits, office rent, and telephone expense. Approximately 41% of the costs incurred in the field are field indirect costs which support both the patient management services and network solutions operations of the Company’s field operations.

Change in Cost of Revenue

Fiscal 2010 Compared to Fiscal 2009

The Company’s cost of revenues increased from $236 million in fiscal 2009 to $252 million in fiscal 2010, an increase of 6.8% or $16 million. The increase in cost of revenues was due to the costs associated with the increase in demand for the Company’s TPA services, and to a lesser extent, the CareIQ services. These services operate at a lower margin than the Company’s other services.

Despite this mix shift in revenues, the Company’s operating productivity improved. As a result, the cost of revenues as a percentage of revenues decreased from 76% in fiscal 2009 to 75% in fiscal 2010. The potential increase in costs to attract and retain qualified employees may cause a significant increase in cost of revenues in the future.

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

The Company’s operating productivity declined primarily due to costs associated with operating these services. As a result, the cost of revenues as a percentage of revenues increased from 74% in fiscal 2008 to

76% in fiscal 2009. Additionally, the potential increase in costs to attract and retain qualified employees may cause a significant increase in cost of revenues in the future.

General and Administrative Expense

During fiscal years 2008, 2009 and 2010, approximately 63%, 61%, and 61%, respectively, of general and administrative costs consisted of corporate systems costs, which include the corporate systems support, implementation and training, rules engine development, national information technology (IT) strategy and planning, depreciation of the hardware costs in the Company’s corporate offices and backup data center, the Company’s national wide area network, and other systems related costs. The Company includes all IT related costs managed by the corporate office in general and administrative whereas the field IT related costs are included in the cost of revenues. The remaining general and administrative costs consist of national marketing, national sales support, corporate legal, corporate insurance, human resources, accounting, product management, new business development, and other general corporate expenses.

Change in General and Administrative Expense

Fiscal 2010 Compared to Fiscal 2009

General and administrative expense was relatively unchanged at $42 million for both fiscal 2009 and fiscal 2010 primarily due to an increased effort to reduce these costs and increase productivity during a period of revenue increase. General and administrative expense decreased as a percentage of revenue by 1.2% from 13.6% of revenue in fiscal 2009 to 12.4% of revenue in fiscal 2010 as these costs remained unchanged as revenues increased. The Company’s systems expenses decreased $1 million, or 2.2%, from fiscal 2009 to fiscal 2010 offset by an increase in non-systems related general and administrative costs. Given the importance the Company places on its proprietary software and IT infrastructure, these costs may increase in the future.

The costs associated with the development and maintenance of software products and the implementation and incorporation of new technologies to remain competitive could have a significant adverse effect on the Company’s results of operations in the future. Likewise, the Company’s exposure to litigation and increasing costs of insurance could have a significant adverse effect on the Company’s results of operations as well.

Fiscal 2009 Compared to Fiscal 2008

General and administrative expense increased $2 million from $40 million in fiscal 2008 to $42 million in fiscal 2009, or 5% General and administrative expense increased as a percentage of revenue by 0.4% from 13.2% of revenue in fiscal 2008 to 13.6% of revenue in fiscal 2009. The Company’s systems expenses increased $1 million, or 4.0%, from fiscal 2008 to fiscal 2009. The increase was primarily related to increased expenditures in national IT planning, development, programming and management costs. Given the importance the Company places on its proprietary software, these costs may continue to increase.

Income Tax Provision

Fiscal 2010 Compared to Fiscal 2009

The Company’s income tax expense for fiscal years 2009 and 2010 was $12 million and $17 million, respectively. The Company’s income tax expense in fiscal 2010 increased due to the increase in pre-tax income from $32 million in fiscal 2009 to $43 million in fiscal 2010. The effective income tax rates for fiscal years 2009 and 2010 were 39% and 40% respectively. These rates differed from the statutory federal tax rate of 35% primarily due to state income taxes and certain non-deductible expenses.

Fiscal 2009 Compared to Fiscal 2008

The Company’s income tax expense for fiscal years 2008 and 2009, was $15 million and $12 million, respectively. The Company’s income tax expense in fiscal 2009 decreased due to the decrease in pre-tax income from $38 million in fiscal 2008 to $32 million in fiscal 2009. The effective income tax rates for fiscal years 2008 and

2009 were 39% and 39% respectively. These rates differed from the statutory federal tax rate of 35% primarily due to state income taxes and certain non-deductible expenses.

Net Income

Fiscal 2010 Compared to Fiscal 2009

The Company’s net income for fiscal years 2009 and 2010 was $19 million and $26 million, respectively. The Company’s net income in fiscal 2010 increased due to the increase in the Company’s revenues as noted above. Revenues increased $28 million while field costs increased $17 million thus increasing gross margin from 24% in fiscal 2009 to 25% in fiscal 2010.

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

Earnings per Share

Fiscal 2010 Compared to Fiscal 2009

The Company’s diluted earnings per share for fiscal years 2009 and 2010 were $1.42 and $2.06, respectively. The Company’s earnings per share in fiscal 2010 increased due to the increase in net income as noted above, aided by the decrease in diluted shares from 13.6 million to 12.7 million due to repurchases under the Company’s stock repurchase program.

Fiscal 2009 Compared to Fiscal 2008

The Company’s diluted earnings per share for fiscal years 2008 and 2009 were $1.67 and $1.42, respectively. The Company’s earnings per share in fiscal 2009 decreased due to the decrease in net income as noted above, offset by the decrease in diluted shares from 14.0 million to 13.6 million due to repurchases under the Company’s stock repurchase program.

Liquidity and Capital Resources

The Company has historically funded its operations and capital expenditures primarily from cash flow from operations, and to a lesser extent, stock option exercises. The Company’s net accounts receivables have averaged below 50 days of average sales for the past two fiscal years. Property, net of accumulated depreciation, has historically averaged approximately 10% or less of annual revenue. These historical ratios of investments in assets used in the business has allowed the Company to generate sufficient cash flow to repurchase $218 million of its common stock during the past fourteen fiscal years, without incurring debt, on cumulative net earnings of $224 million. Working capital decreased from $28 million to $27 million from March 31, 2009 to March 31, 2010 primarily due to the increase in accrued liabilities from $19 million to $25 million for the same periods, respectively.

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

As of March 31, 2010, the Company had $12 million in cash and cash equivalents, invested primarily in short-term, interest-bearing highly liquid investment-grade securities with maturities of 90 days or less.

In June 2010, the Company renewed a credit agreement that had been in place throughout fiscal 2010. The line is with a financial institution to provide a revolving credit facility with borrowing capacity of up to $10 million. Borrowings under this agreement bear interest, at the Company’s option, at a fixed LIBOR-based rate plus 1.50% or at a fluctuating rate determined by the financial institution to be 1.50% above the daily one-month LIBOR rate. The loan covenants require the Company to maintain the current assets to liabilities ratio of at least 1.25:1, debt to tangible net worth not greater than 1.25:1 and have positive net income. There were no outstanding revolving loans at any time during fiscal 2010, but letters of credit in the aggregate amount of $6.3 million have been issued under a letter of credit sub-limit that does not reduce the amount of borrowings available under the revolving credit facility. The credit agreement expires in September 2011.

The Company has historically required substantial capital to fund the growth of its operations, particularly working capital to fund growth in accounts receivable and capital expenditures. The Company believes, however, that the cash balance at March 31, 2010 along with anticipated internally generated funds, the credit facility would be sufficient to meet the Company’s expected cash requirements for at least the next twelve months.

Operating Cash Flows

Fiscal 2010 Compared to Fiscal 2009

Net cash provided by operating activities increased from $31 million in fiscal 2009 to $38 million in fiscal 2010. The increase in cash provided by operations was primarily due to an increase in net income from $19 million for fiscal year 2009 to $26 million for fiscal year 2010.

Fiscal 2009 Compared to Fiscal 2008

Net cash provided by operating activities decreased from $37 million in fiscal 2008 to $31 million in fiscal 2009. The decrease in cash provided by operations was primarily due to a decrease in net income from $23 million for fiscal year 2008 to $19 million for fiscal year 2009.

Investing Activities

Fiscal 2010 Compared to Fiscal 2009

Net cash flow used in investing activities decreased from $14 million in fiscal 2009 to $12 million in fiscal 2010. This decrease in investing activity was primarily due to a decrease in acquisitions from $3 million to $1 million. The Company expects future expenditures for property and equipment to increase if revenues increase.

Fiscal 2009 Compared to Fiscal 2008

Net cash flow used in investing activities decreased from $29 million in fiscal 2008 to $14 million in fiscal 2009. This decrease in investing activity was primarily due to a decrease in acquisitions from $15 million to $3 million. Furthermore, investing activity in capital additions decreased from $15 million to $10 million.

Financing Activities

Fiscal 2010 Compared to Fiscal 2009

Net cash flow used in financing activities increased from $21 million in fiscal 2009 to $29 million in fiscal 2010. The increase in cash flow used in financing activities was due to an increase in the purchase of common stock under the Company’s stock repurchase program. During fiscal 2009, the Company spent $23 million to repurchase 995,129 shares of its common stock (at an average price of $23.57 per share). During fiscal 2010, the Company spent $33 million to repurchase 1,092,445 shares of its common stock (at an average price of $29.80 per share).

If the Company continues to generate cash flow from operating activities, the Company may continue to repurchase shares of its common stock on the open market, if authorized by the Company’s Board of Directors, or seek to identify other businesses to acquire. In August 2009, the Board of Directors increased the number of shares authorized to be repurchased over the life of the stock repurchase program by an additional 1,000,000 shares to 14,150,000 shares. The Company has historically used cash provided by operating activities and from the exercise of stock options to repurchase stock. The Company expects that it may use some of the cash on the balance sheet at March 31, 2010 to repurchase additional shares of its common stock in the future. In May 2010, subsequent to the end of the fiscal year, the board authorized a further increase in the numbers of shares to be repurchased to 15,000,000 shares.

Fiscal 2009 Compared to Fiscal 2008

Net cash flow used in financing activities increased from $5 million in fiscal 2008 to $21 million in fiscal 2009. The increase in cash flow used in financing activities was due to a decrease in the purchase of common stock under the Company’s stock repurchase program. During fiscal 2008, the Company spent $8 million to repurchase 328,217 shares of its common stock (at an average price of $25.02 per share). During fiscal 2009, the Company spent $23 million to repurchase 995,129 shares of its common stock (at an average price of $23.57 per share).

Contractual Obligations

The following table set forth our contractual obligations at March 31, 2010, which are primarily future minimum lease payments due under non-cancelable operating leases:

		For the Fiscal Years Ended March 31:
	Total	2011	2012 - 2013	2014 - 2015	After 2015

Operating leases	$48,788,000	$14,202,000	$19,597,000	$10,463,000	$4,526,000
Uncertain tax positions	3,170,000	3,170,000	—	—	—
Earn out obligation	500,000	500,000	—	—	—

Total	$52,458,000	$17,872,000	$19,597,000	$10,463,000	$4,526,000

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

Revenue Recognition:  The Company recognizes revenue when there is persuasive evidence of an arrangement, the services have been provided to the customer, the sales price is fixed or determinable, and collectability is reasonably assured. For the Company’s services, as the Company’s professional staff performs work, they are contractually permitted to bill for fees earned in fraction of an hour increments worked or by units of production. The Company recognizes revenue as the time is worked or as units of production are completed, which is when the revenue is earned and realized. Labor costs are recognized as the costs are incurred. The Company derives the majority of its revenue from the sale of Network Solutions and Patient Management services. Network Solutions and Patient Management services may be sold individually or combined with any of the services the Company provides. When a sale combines multiple elements, the Company accounts for multiple element arrangements in accordance with the guidance included in ASC 605-25.

In accordance with ASC 605-25, the Company allocates revenue for transactions or collaborations that include multiple elements to each unit of accounting based on its relative fair value, and recognizes revenue for each unit of accounting when the revenue recognition criteria have been met. The price charged when the element is sold separately generally determines fair value. When our customers purchase several products from CorVel, the pricing of the products sold is generally the same as if the product were sold on an individual basis. As a result, the fair value of each product sold in a multiple element arrangement is almost always determinable. In the absence of fair value of a delivered element, the Company would allocate revenue first to the fair value of the undelivered elements and the residual revenue to the delivered elements. The Company recognizes revenue for delivered elements when the delivered elements have standalone value and the Company has objective and reliable evidence of fair value for each undelivered element. If the fair value of any undelivered element included in a multiple element arrangement cannot be objectively determined, revenue is deferred until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements. Based upon the nature of our products, bundled products are generally delivered in the same accounting period.

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

The Company must make significant management judgments and estimates in determining contractual and bad debt allowances in any accounting period. One significant uncertainty inherent in the Company’s analysis is whether its past experience will be indicative of future periods. Although the Company considers future projections when estimating contractual and bad debt allowances, the Company ultimately makes its decisions based on the best information available to it at that time. Adverse changes in general economic conditions or trends in reimbursement amounts for the Company’s services could affect the Company’s contractual and bad debt allowance estimates, collection of accounts receivable, cash flows, and results of operations. No one customer accounted for 10% or more of accounts receivable at March 31, 2009, and 2010.

Goodwill and Long-Lived Assets:  Goodwill arising from business combinations represents the excess of the purchase price over the estimated fair value of the net assets of the acquired business. Pursuant to ASC 350-10 through ASC 350-30, “Goodwill and Other Intangible Assets,” goodwill is tested annually for impairment or more frequently if circumstances indicate the potential for impairment. Also, management tests for impairment of its amortizable intangible assets and long-lived assets and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company’s impairment is conducted at a company-wide level. The measurement of fair value is based on an evaluation of market capitalization and is further tested using a multiple of earnings approach. In projecting the Company’s cash flows, management considers industry growth rates and trends and cost structure changes. Based on the Company’s tests and reviews, no impairment of its goodwill, intangible assets or other long-lived assets existed at March 31, 2010. However, future events or changes in current circumstances could affect the recoverability of the carrying value of goodwill and long-lived assets. Should an asset be deemed impaired, an impairment loss would be recognized to the extent the carrying value of the asset exceeded its estimated fair market value.

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

Accounting for Income Taxes:  The Company provides for income taxes in accordance with provisions specified in ASC 740, “Accounting for Income Taxes”. Accordingly, deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities. These differences will result in taxable or deductible amounts in the future, based on tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. In making an assessment regarding the probability of realizing a benefit from these deductible differences, management considers the Company’s current and past performance, the market environment in which the Company operates, tax-planning strategies and the length of carry-forward periods for loss carry-forwards, if any. Valuation allowances are established when necessary to reduce deferred tax assets to amounts that are more likely than not to be realized. Further, the Company provides for income tax issues not yet resolved with federal, state and local tax authorities.

Share-Based Compensation:  The Company accounts for share based compensation in accordance with the provisions of ASC Topic 718 “Compensation — Stock Compensation”. Under ASC 718, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). For the fiscal year ended March 31, 2010, the Company recorded share-based compensation expense of $2,102,000. Share-based compensation expense recognized in fiscal 2010 is based on awards ultimately expected to vest; therefore, it has been reduced for estimated forfeitures. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

The key input assumptions that were utilized in the valuation of the stock options granted during the fiscal year ended March 31, 2010 are summarized in the table below.

Weighted average option life (1)	4.8 to 5.0 years
Expected volatility (2)	46% to 47%
Risk-free interest rate (3)	2.0% to 2.7%
Dividend yield	0%

(1)	The expected option term is based on historical exercise and post-vesting termination patterns.

(2)	Expected volatility represents a combination of historical stock price volatility and estimated future volatility.

(3)	The risk-free interest rate is based on the implied yield on five year United States Treasury Bill on the date of grant.

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

We have audited the accompanying consolidated balance sheets of CorVel Corporation (the “Company”) as of March 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years ended March 31, 2010, 2009 and 2008. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule for each of the years ended March 31, 2010, 2009, and 2008. We also have audited CorVel Corporation’s internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the years ended March 31, 2010, 2009, and 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule for each of the years ended March 31, 2010, 2009, and 2008, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ HASKELL & WHITE LLP

Irvine, California
June 11, 2010

CORVEL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Years Ended March 31,
	2008	2009	2010

Revenues	$301,894,000	$310,076,000	$337,968,000
Cost of revenues	223,829,000	236,334,000	252,429,000

Gross profit	78,065,000	73,742,000	85,539,000
General and administrative	39,720,000	42,133,000	42,056,000

Income before income taxes	38,345,000	31,609,000	43,483,000
Income tax provision	14,961,000	12,332,000	17,387,000

Net income	$23,384,000	$19,277,000	$26,096,000

Net income per share:
Basic	$1.69	$1.43	$2.09

Diluted	$1.67	$1.42	$2.06

Weighted average shares outstanding:
Basic	13,856,000	13,458,000	12,499,000
Diluted	14,036,000	13,620,000	12,672,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,
	2009	2010

ASSETS
Current Assets
Cash and cash equivalents	$14,681,000	$11,933,000
Accounts receivable (less allowance for doubtful accounts of $2,371,000 at 2009 and $2,754,000 at 2010)	41,249,000	43,930,000
Prepaid expenses and taxes	4,841,000	6,419,000
Deferred income taxes	4,531,000	4,864,000

Total current assets	65,302,000	67,146,000
Property and equipment, net	29,790,000	30,026,000
Goodwill	34,852,000	35,988,000
Other intangible assets, net	7,495,000	6,909,000
Non-current deferred income taxes and other assets	113,000	299,000

	$137,552,000	$140,368,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts and taxes payable	18,553,000	14,495,000
Accrued liabilities	18,653,000	25,455,000

Total current liabilities	37,206,000	39,950,000
Deferred income taxes	4,049,000	4,690,000

Total liabilities	41,255,000	44,640,000

Commitments and contingencies (Notes F, H, I, and J)
Stockholders’ Equity
Common stock, $.0001 par value: 60,000,000 shares authorized at March 31, 2009 and 2010; 25,600,022 shares issued (12,917,279 shares outstanding, net of Treasury shares) and 25,801,690 shares issued (12,026,502 shares outstanding, net of Treasury shares) at March 31, 2009 and March 31, 2010,respectively	3,000	3,000
Paid-in-capital	84,321,000	90,217,000
Treasury Stock, at cost (12,682,743 shares at 2009 and 13,775,188 shares at 2010)	(185,762,000)	(218,323,000)
Retained earnings	197,735,000	223,831,000

Total stockholders’ equity	96,297,000	95,728,000

	$137,552,000	$140,368,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Fiscal Years Ended March 31, 2008, 2009, and 2010

							Total
	Common	Stock	Paid-In-	Treasury	Treasury	Retained	Shareholders’
	Shares	Amount	Capital	Shares	Stock	Earnings	Equity

Balance — March 31, 2007	25,320,089	$3,000	$75,554,000	(11,359,397)	$(154,091,000)	$157,731,000	$79,197,000
Cumulative effect adjustment pursuant to adoption of FIN 48	—	—	—	—	—	(2,657,000)	(2,657,000)
Stock issued under employee stock purchase plan	14,424	—	364,000	—	—	—	364,000
Stock issued under stock option plan, net of shares repurchased	145,802	—	2,474,000	—	—	—	2,474,000
Stock-based compensation expense	—	—	1,487,000	—	—	—	1,487,000
Income tax benefits from stock option exercises	—	—	340,000	—	—	—	340,000
Purchase of treasury stock	—	—	—	(328,217)	(8,211,000)	—	(8,211,000)
Net income	—	—	—	—	—	23,384,000	23,384,000

Balance — March 31, 2008	25,480,315	3,000	80,219,000	(11,687,614)	(162,302,000)	178,458,000	96,378,000

Stock issued under employee stock purchase plan	16,390	—	374,000	—	—	—	374,000
Stock issued under stock option plan, net of shares repurchased	103,317	—	1,766,000	—	—	—	1,766,000
Stock-based compensation expense		—	1,332,000	—	—	—	1,332,000
Income tax benefits from stock option exercises	—	—	630,000	—	—	—	630,000
Purchase of treasury stock	—	—	—	(995,129)	(23,460,000)	—	(23,460,000)
Net income	—	—	—	—	—	19,277,000	19,277,000

Balance — March 31, 2009	25,600,022	3,000	84,321,000	(12,682,743)	(185,762,000)	197,735,000	96,297,000

Stock issued under employee stock purchase plan	11,064	—	333,000	—	—	—	333,000
Stock issued under stock option plan, net of shares repurchased	190,604	—	2,732,000	—	—	—	2,732,000
Stock-based compensation expense	—	—	2,102,000	—	—	—	2,102,000
Income tax benefits from stock option exercises	—	—	729,000	—	—	—	729,000
Purchase of treasury stock	—	—	—	(1,092,445)	(32,561,000)	—	(32,561,000)
Net income	—	—	—	—	—	26,096,000	26,096,000

Balance — March 31, 2010	25,801,690	$3,000	$90,217,000	(13,775,188)	$(218,323,000)	$223,831,000	$95,728,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2008	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$23,384,000	$19,277,000	$26,096,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,768,000	11,778,000	11,988,000
Loss on write down or disposal of property or capitalized software	130,000	107,000	53,000
Stock-based compensation expense	1,487,000	1,332,000	2,102,000
Provision for doubtful accounts	2,464,000	2,434,000	2,868,000
Provision (benefit) for deferred income taxes	(2,226,000)	2,000	308,000
Changes in operating assets and liabilities:
Accounts receivable	761,000	(4,388,000)	(5,549,000)
Prepaid expenses and taxes	(2,152,000)	401,000	(1,578,000)
Other assets	170,000	236,000	(245,000)
Accounts and taxes payable	2,654,000	(1,939,000)	(4,058,000)
Accrued liabilities	(1,173,000)	2,067,000	6,302,000

Net cash provided by operating activities	37,267,000	31,307,000	38,287,000

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of business, net of cash acquired	(14,586,000)	(3,365,000)	(600,000)
Purchases of property and equipment	(14,757,000)	(10,482,000)	(11,668,000)

Net cash used in investing activities	(29,343,000)	(13,847,000)	(12,268,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of employee stock purchase option	364,000	374,000	333,000
Exercise of common stock options	2,474,000	1,766,000	2,732,000
Tax benefits from stock options	340,000	630,000	729,000
Purchase of treasury stock	(8,211,000)	(23,460,000)	(32,561,000)

Net cash used in financing activities	(5,033,000)	(20,690,000)	(28,767,000)

Net increase (decrease) in cash and cash equivalents	2,891,000	(3,230,000)	(2,748,000)
Cash and cash equivalents at beginning of year	15,020,000	17,911,000	14,681,000

CASH AND CASH EQUIVALENTS AT END OF YEAR	$17,911,000	$14,681,000	$11,933,000

Income taxes paid	$16,329,000	$11,456,000	$17,275,000
Non-cash items:
Accrual of software license purchase	$1,746,000	$—	$—
Acquisition earnout	$500,000	$—	$500,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009 and 2010

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

Cash and Cash Equivalents:  Cash and cash equivalents consist of short-term, interest-bearing highly-liquid investment-grade securities with maturities of 90 days or less when purchased. The carrying amounts of the Company’s financial instruments approximate their fair values at March 31, 2009 and 2010. Cash at March 31, 2010 included $1.7 million of customer deposits held in bank checking accounts.

Fair Value of Financial Instruments:  The carrying amount of the Company’s financial instruments (i.e. cash, accounts receivable, accounts payable, etc.) approximate their fair values at March 31, 2009 and 2010.

Revenue Recognition:  The Company recognizes revenue when there is persuasive evidence of an arrangement, the services have been provided to the customer, the sales price is fixed or determinable, and collectability is reasonably assured. For the Company’s services, as the Company’s professional staff performs work, they are contractually permitted to bill for fees earned in fraction of an hour increments worked or by units of production. The Company recognizes revenue as the time is worked or as units of production are completed, which is when the revenue is earned and realized. Labor costs are recognized as the costs are incurred. The Company derives the majority of its revenue from the sale of Network Solutions and Patient Management services. Network Solutions and Patient Management services may be sold individually or combined with any of the services the Company provides. When a sale combines multiple elements, the Company accounts for multiple element arrangements in accordance with the guidance included in ASC 605-25.

In accordance with ASC 605-25, the Company allocates revenue for transactions or collaborations that include multiple elements to each unit of accounting based on its relative fair value, and recognizes revenue for each unit of accounting when the revenue recognition criteria have been met. The price charged when the element is sold separately generally determines fair value. When our customers purchase several products from CorVel, the pricing of the products sold is generally the same as if the product were sold on an individual basis. As a result, the fair value of each product sold in a multiple element arrangement is almost always determinable. In the absence of fair value of a delivered element, the Company would allocate revenue first to the fair value of the undelivered elements and the residual revenue to the delivered elements. The Company recognizes revenue for delivered elements when the delivered elements have standalone value and the Company has objective and reliable evidence of fair value for each undelivered element. If the fair value of any undelivered element included in a multiple element arrangement cannot be objectively determined, revenue is deferred until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements. Based upon the nature of our products, bundled products are generally delivered in the same accounting period.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts Receivable:  The majority of the Company’s accounts receivable is due from companies in the property and casualty insurance industries. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable, along with sales adjustments, to cost of revenues when they become uncollectible. Accounts receivable includes $2,902,000 and $3,171,000 of unbilled receivables at March 31, 2009 and 2010, respectively. Unbilled receivables represent the revenue for the work performed which has not yet been invoiced to the customer. Unbilled receivables are generally invoiced within the following month.

Concentrations of Credit Risk:  Substantially all of the Company’s customers are payors of workers’ compensation expense and property and casualty insurance, which include insurance companies, third party administrators, self-insured employers and government entities. Receivables are generally due within 30 days. Credit losses relating to customers in the workers’ compensation insurance industry consistently have been within management’s expectations. Virtually all of the Company’s cash is invested at financial institutions in amounts which exceed the FDIC insurance levels. No customer accounted for 10% or more of revenue for either fiscal 2008, 2009, or 2010. No customer accounted for 10% or more of accounts receivable at either March 31, 2009 or 2010.

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

The Company capitalizes software development costs intended for internal use. The Company accounts for internally developed software costs in accordance with ASC 350-40, “Internal — Use Software”. Capitalized software development costs, intended for internal use, totaled $7,485,000 (net of $31,574,000 in accumulated amortization) and $7,984,000, (net of $34,415,000 in accumulated amortization) as of March 31, 2009 and 2010, respectively. These costs are included in computer software in property and equipment and are amortized over a period of five years.

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

Goodwill and Long-Lived Assets:  Goodwill arising from business combinations represents the excess of the purchase price over the estimated fair value of the net assets of the acquired business. Pursuant to ASC 350-10 through ASC 350-30, “Goodwill and Other Intangible Assets,” goodwill is tested annually for impairment or more frequently if circumstances indicate the potential for impairment. Also, management tests for impairment of its amortizable intangible assets and long-lived assets and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company’s impairment is conducted at a company-wide level. The measurement of fair value is based on an evaluation of market capitalization and is further tested using a multiple of earnings approach. In projecting the Company’s cash flows, management considers industry growth rates and trends and cost structure changes. Based on the Company’s tests and reviews, no impairment of its

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

goodwill, intangible assets or other long-lived assets existed at March 31, 2010. However, future events or changes in current circumstances could affect the recoverability of the carrying value of goodwill and long-lived assets. Should an asset be deemed impaired, an impairment loss would be recognized to the extent the carrying value of the asset exceeded its estimated fair value. Goodwill amounted to $34,852,000, (net of accumulated amortization of $2,069,000) at March 31, 2009 and $35,988,000, (net of accumulated amortization of $2,069,000) at March 31, 2010.

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

Income Taxes:  Accounting for Income Taxes: The Company provides for income taxes in accordance with provisions specified in ASC 740, “Accounting for Income Taxes”. Accordingly, deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities. These differences will result in taxable or deductible amounts in the future, based on tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. In making an assessment regarding the probability of realizing a benefit from these deductible differences, management considers the Company’s current and past performance, the market environment in which the Company operates, tax-planning strategies and the length of carry-forward periods for loss carry-forwards, if any. Valuation allowances are established when necessary to reduce deferred tax assets to amounts that are more likely than not to be realized. Further, the Company provides for income tax issues not yet resolved with federal, state and local tax authorities.

Share-Based Compensation:  The Company accounts for share based compensation in accordance with the provisions of ASC Topic 718 “Compensation — Stock Compensation”. Under ASC 718, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). For the fiscal year ended March 31, 2008, 2009, and 2010, the Company recorded share-based compensation expense of $1,487,000, $1,332,000, and $2,102,000, respectively. Share-based compensation expense recognized in fiscal 2010 is based on awards ultimately expected to vest; therefore, it has been reduced for estimated forfeitures. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The difference between the basic shares and the diluted shares for each of the three fiscal years ended March 31, 2008, 2009, and 2010 is as follows:

	Fiscal 2008	Fiscal 2009	Fiscal 2010

Basic weighted shares	13,856,000	13,458,000	12,499,000
Treasury stock impact of stock options	180,000	162,000	173,000

Diluted weighted shares	14,036,000	13,620,000	12,672,000

Reclassifications:  Certain reclassifications were made to prior year amounts in this financial statement to conform to current year presentation.

Recently Issued Accounting Standards

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

Note B — Stock Options and Stock-Based Compensation

Under the Company’s Restated Omnibus Incentive Plan (Formerly The Restated 1988 Executive Stock Option Plan) (“the Plan”) as in effect at March 31, 2010, options for up to 9,682,500 shares of the Company’s common stock may be granted to key employees, non-employee directors and consultants at exercise prices not less than the fair market value of the stock at the date of grant. Options granted under the Plan are non-statutory stock options and generally vest 25% one year from date of grant and the remaining 75% vesting ratably each month for the next 36 months. The options granted to employees and the board of directors expire at the end of five years and ten years from date of grant, respectively.

In May 2006, the Company’s Board of Directors granted performance-based stock options for 149,000 shares of common stock at fair market value at the date of grant, which will only vest if the Company attains certain earnings per share targets, as established by the Company’s Board of Directors, for calendar years 2008, 2009, and 2010. Net of cancelations due to employee terminations, options for 136,050 shares remain outstanding under these performance-based stock options as of March 31, 2010. These options were granted with an exercise price of $15.76 per share, which was the fair market value at the date of grant, and have a valuation of $6.75 per share. The Company did not attain the targets for calendar years 2008 and 2009. Currently, management has determined that it is probable that the Company will attain the alternative earnings per share target for calendar year 2010 under these options and, accordingly, the Company recognized $46,000 of stock compensation expense during fiscal year 2010 and no amounts prior to fiscal 2010.

In February 2008, the Company’s Board of Directors granted performance-based stock options for 42,000 shares of common stock at fair market value at the date of grant, which will only vest if the Company attains certain revenue targets for all services sold to claims administration clients and out-of-network bill review revenues, as established by the Company’s Board of Directors, for calendar years 2009, 2010, and 2011. The targets for the various options varied by the regions managed by these optionees with each region having a different target. Net of cancelations due to employee terminations, options for 38,000 shares remain outstanding under these

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

performance-based stock options as of March 31, 2010. These options were granted with an exercise price of $25.10 per share, which was the fair market value at the date of grant, and have a valuation of $9.81 per share. Currently, management has determined that optionees with 12,000 shares attained the revenue targets for calendar year 2009, and, accordingly, the Company has recognized $49,000 during fiscal 2010 and cumulatively, since the date of the option grant. Currently, management has determined that it is not probable that the revenue targets for the remaining optionees will be attained and, accordingly, the Company has recognized no stock compensation expense for those options.

In February 2009, the Company’s Board of Directors granted performance-based stock options for 100,000 shares of common stock at fair market value at the date of grant, which will only vest if the Company attains certain earnings per share targets, as established by the Company’s Board of Directors, for calendar years 2009, 2010, and 2011. Net of cancelations due to employee terminations, options for 95,000 shares remain outstanding under these performance-based stock options as of March 31, 2010. These options were granted with an exercise price of $19.79 per share, which was the fair market value at the date of grant, and have a valuation of $8.21 per share. The Company attained these targets for calendar 2009, and, accordingly, the Company has recognized stock compensation expense of $325,000 during fiscal year 2010 and cumulatively, since the date of the option grants.

In February 2009, the Company’s Board of Directors granted performance-based stock options for 10,000 shares of common stock at fair market value at the date of grant, which will only vest if the Company attains certain revenue targets for all services sold to claims administration clients and out-of-network bill review revenues, as established by the Company’s Board of Directors, for calendar years 2009, 2010, and 2011. These options were granted with an exercise price of $20.37 per share, which was the fair market value at the date of grant, and have a valuation of $8.45 per share. The Company did not achieve the revenue target for calendar year 2009. Currently, management has determined that it is not probable that the Company will attain the revenue targets for 2010 and 2011, and, accordingly, the Company has recognized no stock compensation expense for this stock option grant.

Additionally, in November 2009, the Company’s Board of Directors granted performance-based stock options for 110,000 shares of common stock at fair market value at the date of grant, which will only vest if the Company attains certain earnings per share targets, as established by the Company’s Board of Directors, for calendar years 2010, 2011, and 2012. These options were granted with an exercise price of $28.92 per share, which was the fair market value at the date of grant, and have a valuation of $12.57 per share. Currently, management has determined that it is probable that the Company will attain the earnings per share targets for calendar year 2010 and, accordingly, the Company has recognized $182,000 of stock compensation expense for this stock option grant during fiscal 2010.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

All options granted in the three fiscal years ended March 31, 2008, 2009, and 2010 were granted at fair value and are non-statutory stock options. Summarized information for all stock options for the past three fiscal year follows:

	Fiscal 2008	Fiscal 2009	Fiscal 2010

Options outstanding — beginning of the year	1,021,141	1,030,858	1,115,171
Options granted	186,350	230,775	181,550
Options exercised	(148,878)	(107,640)	(200,517)
Options cancelled/forfeited	(27,755)	(38,822)	(30,801)

Options outstanding — end of year	1,030,858	1,115,171	1,065,403

During the year, weighted average exercise price of:
Options granted	$25.84	$24.19	$27.98
Options exercised	$17.94	$17.23	$15.04
Options forfeited	$19.05	$23.54	$21.79
At the end of the year Price range of outstanding options	$8.08-$47.70	$9.89-$47.70	$11.00-$47.70
Weighted average exercise price per share	$19.24	$20.31	$22.57
Options available for future grants	1,188,428	996,475	845,726
Exercisable options	404,479	477,561	448,257

For the years ended March 31, 2008, 2009 and 2010, the Company recorded share-based compensation expense of $1,487,000, $1,332,000, and $2,102,000, respectively. The table below shows the amounts recognized in the financial statements for the fiscal years ended March 31, 2008, 2009 and 2010.

	Fiscal 2008	Fiscal 2009	Fiscal 2010

Cost of revenue	$638,000	$539,000	$545,000
General and administrative	849,000	793,000	1,557,000

Total cost of stock-based compensation included in income before income tax	1,487,000	1,332,000	2,102,000
Amount of income tax benefit recognized	580,000	519,000	841,000

Amount charged to net income	$907,000	$813,000	$1,261,000

Effect on basic earnings per share	$0.06	$0.06	$0.10

Effect on diluted earnings per share	$0.06	$0.06	$0.10

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model with the assumptions included in the table below. The Company uses historical data among other factors to estimate the expected volatility, the expected option life, and the expected forfeiture rate. The risk-free rate is based on the interest rate paid on a U.S. Treasury issue with a term similar to the estimated life of the option. During fiscal 2008, 2009, and 2010, based upon the historical experience of option cancellations, the Company used estimated forfeiture rates ranging from 6.3% to 10.7%. Forfeiture rates will be adjusted over the requisite service period when actual forfeitures differ, or are expected to differ, from the estimate.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for fiscal years ended March 31, 2008, 2009 and 2010:

	Fiscal 2008	Fiscal 2009	Fiscal 2010

Expected volatility	39% to 40%	40% to 45%	46% to 47%
Risk free interest rate	2.8% to 4.6%	1.9% to 3.2%	2.0% to 2.7%
Dividend yield	0.0%	0.0%	0.0%
Weighted average option life	4.7 to 4.8 years	4.7 to 5.0 years	4.8 to 5.0 years

The following table summarizes the status of stock options outstanding and exercisable at March 31, 2010:

			Outstanding	Exercisable	Exercisable
		Weighted	Options –	Options –	Options –
	Number of	Average	Weighted	Number of	Weighted
	Outstanding	Remaining	Average	Exercisable	Average
Range of Exercise Prices	Options	Contractual Life	Exercise Price	Options	Exercise Price

$11.00 to $15.76	287,734	1.40	$15.08	147,318	$14.45
$15.77 to $23.55	256,319	3.41	19.36	118,033	18.68
$23.56 to $27.15	224,038	3.67	25.76	78,760	26.12
$27.16 to $47.70	297,312	3.61	30.16	104,146	30.91

Total	1,065,403	2.98	$22.57	448,257	$21.44

A summary of the status for all outstanding options at March 31, 2010, and changes during the fiscal year then ended is presented in the table below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic Value
	Number of	Exercise Price	Contractual	as of March 31,
	Options	per Share	Life (Years)	2010

Options outstanding, March 31, 2009	1,115,171	$20.31
Granted	181,550	27.98
Exercised	(200,517)	15.04
Cancelled — forfeited	(27,640)	21.21
Cancelled — expired	(3,161)	26.85

Options outstanding, March 31, 2010	1,065,403	$22.57	2.98	$14,061,484

Options vested and expected to vest	948,958	$22.39	2.87	$12,692,450

Ending exercisable	448,257	$21.44	2.32	$6,426,985

The weighted average fair value of options granted during fiscal 2008, 2009, and 2010 was $10.31, $9.70, and $12.07, respectively. The total intrinsic value of options exercised during fiscal years 2008, 2009, and 2010 were $1,322,000, $1,560,000, and $2,855,000 respectively.

The Company received $2,474,000, $1,766,000, and $2,732,000 of cash receipts from the exercise of stock options during fiscal 2008, 2009, and 2010, respectively. Vested options at March 31, 2010 were 448,257. Unvested options at March 31, 2010 were 617,146. As of March 31, 2010, $2,047,000 of total unrecognized compensation costs related to stock options is expected to be recognized over a weighted average period of 2.9 year.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note C — Property and Equipment

Property and equipment, net consists of the following at March 31, 2009 and 2010:

	2009	2010

Office equipment and computers	$49,834,000	$52,256,000
Computer software	49,348,000	51,248,000
Leasehold improvements	4,715,000	4,110,000

	103,897,000	107,614,000
Less: accumulated depreciation and amortization	(74,107,000)	(77,588,000)

	$29,790,000	$30,026,000

Note D — Accounts and Taxes Payable and Accrued Liabilities

Accounts and income taxes payable consist of the following at March 31, 2009 and 2010:

	2009	2010

Accounts payable	$12,747,000	$9,297,000
Income taxes payable	5,806,000	5,198,000

	$18,553,000	$14,495,000

Accrued liabilities consist of the following at March 31, 2009 and 2010:

	2009	2010

Payroll, payroll taxes and employee benefits	$9,212,000	$13,483,000
Self-insurance accruals	4,276,000	3,256,000
Deferred revenue	4,079,000	3,144,000
Accrued rent	981,000	1,171,000
Accrued professional service fees	—	3,232,000
Other	105,000	1,169,000

	$18,653,000	$25,455,000

Note E —	Income Taxes

The income tax provision consists of the following for the three fiscal years ended March 31, 2008, 2009 and 2010:

	2008	2009	2010

Current — Federal	$12,970,000	$9,808,000	$14,332,000
Current — State	2,166,000	2,273,000	2,746,000

Subtotal	15,136,000	12,081,000	17,078,000

Deferred — Federal	11,000	461,000	751,000
Deferred — State	(186,000)	(210,000)	(442,000)

Subtotal	(175,000)	251,000	309,000

	$14,961,000	$12,332,000	$17,387,000

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a reconciliation of the income tax provision from the statutory federal income tax rate to the effective rate for the three fiscal years ended March 31, 2008, 2009 and 2010:

	2008	2009	2010

Income taxes at federal statutory rate (35)%	$13,433,000	$11,063,000	$15,219,000
State income taxes, net of federal benefit	1,287,000	1,439,000	1,826,000
Other	241,000	(170,000)	342,000

	$14,961,000	$12,332,000	$17,387,000

Income taxes paid totaled $16,329,000, $11,456,000, and $17,275,000 for the fiscal years ended March 31, 2008, 2009, and 2010, respectively.

Deferred tax assets and liabilities at March 31, 2009 and 2010 are:

	2009	2010

Deferred income tax assets:
Accrued liabilities not currently deductible	$3,979,000	$3,758,000
Allowance for doubtful accounts	938,000	1,083,000
FIN 48 income tax benefits	1,780,000	1,651,000
Stock-based compensation	1,226,000	1,665,000
Other	265,000	805,000

Deferred assets	8,188,000	8,962,000

Deferred income tax liabilities:
Excess of book over tax basis of fixed assets	(4,678,000)	(5,314,000)
Intangible assets	(1,879,000)	(3,443,000)
Other	(1,149,000)	(31,000)

Deferred liabilities	(7,706,000)	(8,788,000)

Net deferred tax asset	$482,000	$174,000

Prepaid expenses and taxes include $1,805,000 and $2,887,000 at March 31, 2009 and 2010, respectively, for income taxes due in the first quarter of the succeeding fiscal year.

In July 2006, the FASB issued guidance which prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted this guidance effective April 1, 2007. As a result of the adoption, the Company recognized a $2,700,461 increase in the liability for unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance as of March 31, 2009	$3,681,000
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	148,000
Reductions for tax positions of prior years	(660,000)

Balance as of March 31, 2010	$3,170,000

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. During the fiscal years ended March 31, 2008, 2009, and 2010, the Company recognized approximately $88,000,

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$87,000, and $96,000 in interest and penalties. As of March 31, 2009 and 2010, accrued interest and penalties related to uncertain tax positions were $1,747,000 and $1,843,000, respectively.

The Company believes there will be a material reduction in its unrecognized tax benefits within the next 12 months due to settlements with various tax jurisdictions.

The tax fiscal years 2006-2009 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Note F —	Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (“ESPP”) which was amended by approval of the Company’s stockholders in September 2005 to allow employees of the Company and its subsidiaries to purchase shares of common stock on the last day of two six-month purchase periods (i.e. March 31 and September 30) at a purchase price which is 95% of the closing sale price of shares as quoted on NASDAQ on the last day of such purchase period. Employees are allowed to contribute up to 20% of their gross pay. A maximum of 1,425,000 shares has been authorized for issuance under the ESPP, as amended. As of March 31, 2010, 1,186,941 had been issued pursuant to the ESPP. Summarized ESPP information is as follows:

	2008	2009	2010

Employee contributions	$364,000	$374,000	$333,000
Shares acquired	14,424	16,390	11,064
Average purchase price	$25.24	$22.82	$30.12

Note G —	Treasury Stock and Subsequent Event

During each of the three fiscal years in the period ended March 31, 2010, the Company continued to repurchase shares of its common stock under a plan originally approved by the Company’s Board of Directors in 1996. Including an expansion authorized in August 2009, the total number of shares authorized to be repurchased over the life of the plan is 14,150,000 shares. Purchases may be made from time to time depending on market conditions and other relevant factors. The share repurchases for fiscal years ended March 31, 2008, 2009 and 2010 and cumulatively since inception of the authorization are as follows:

	2008	2009	2010	Cumulative

Shares repurchased	328,217	995,129	1,092,445	13,775,188
Cost	$8,211,000	$23,460,000	$32,561,000	$218,323,000
Average price	$25.02	$23.57	$29.80	$15.85

The repurchased shares were recorded as treasury stock, at cost, and are available for general corporate purposes. The repurchases were primarily financed from cash generated from operations and from the cash proceeds from the exercise of stock options.

In May 2010, the Company’s Board of Directors authorized a further increase in the number of shares authorized to be repurchased over the life of the plan to 15,000,000 shares. Subsequent to the end of the fiscal year through June 1, 2010, the Company repurchased 115,108 shares of common stock.

Note H —	Commitments, Contingencies and Legal Proceedings

The Company leases office facilities under non-cancelable operating leases. Some of these leases contain escalation clauses. Future minimum rental commitments under operating leases at March 31, 2010 are $14,202,000 in fiscal 2011, $11,163,000 in fiscal 2012, $8,434,000 in fiscal 2013, $6,066,000 in fiscal 2014, $4,397,000 in fiscal 2015, $4,526,000 thereafter, and $48,788,000 in the aggregate. Total rental expense of $14,338,000, $15,094,000, and $15,114,000 was charged to operations for the years ended March 31, 2008, 2009, and 2010, respectively.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company maintains a retirement savings plan for its employees, which is a qualified plan under Section 401(k) of the Internal Revenue Code. Full-time employees that meet certain requirements are eligible to participate in the plan. Employer contributions are made annually, primarily at the discretion of the Company’s Board of Directors. Contributions of $161,000, $256,000 and $221,000, were charged to operations for the fiscal years ended March 31, 2008, 2009, and 2010, respectively.

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

Note K —	Acquisition

In February 2009, the Company’s wholly owned subsidiary, CorVel Enterprise Comp, Inc., acquired 100% of the stock of Eagle Claim Services, Inc. (“Eagle”) for $1.1 million in cash along with a potential earn out. Eagle is a

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

third-party administrator headquartered in the state of New York. The acquisition is expected to allow the Company to expand its service capabilities as a third-party administrator and provide claims processing services along with patient management services and network solutions services to an increased customer base. The sellers of Eagle have the potential to receive up to an additional $1.1 million in a cash earn-out based upon the revenue collected by the Eagle business during calendar years 2009 and 2010. During fiscal year 2010, the Company accrued the $1.1 million of earn out due to the revenue results of Eagle, of which $600,000 was paid in fiscal 2010 and the remaining $500,000 is expected to be paid in fiscal 2011 and has been accrued. The results of Eagle have been included in the Company’s results from the date of the acquisition through March 31, 2010. For the fiscal years ended March 31, 2009 and 2010, the results of the acquired business increased the Company’s revenues by less than 1/10 of 1% and less than 1%, respectively.

Note L —	Line of Credit and Subsequent Event

In June 2010, the Company renewed a credit agreement that had been in place throughout fiscal 2010. The line is with a financial institution to provide a revolving credit facility with borrowing capacity of up to $10 million. Borrowings under this agreement bear interest, at the Company’s option, at a fixed LIBOR-based rate plus 1.50% or at a fluctuating rate determined by the financial institution to be 1.50% above the daily one-month LIBOR rate. The loan covenants require the Company to maintain the current assets to liabilities ratio of at least 1.25:1, debt to tangible net worth not greater than 1.25:1 and have positive net income. There were no outstanding revolving loans at any time during fiscal 2010 or as of the date hereof, but letters of credit in the aggregate amount of $6.3 million have been issued separate from the line of credit and therefore do not reduce the amount of borrowings available under the revolving credit facility. The renewed credit agreement expires in September 2011.

Note M —	Quarterly Results (Unaudited)

The following is a summary of unaudited quarterly results of operations for each of the quarters in the two fiscal years ended March 31, 2009 and 2010:

				Net Income	Net Income
				per Basic	per Diluted
				Common	Common
	Revenues	Gross Profit	Net Income	Share	Share

Fiscal Year Ended March 31, 2009:
First Quarter	$78,201,000	$19,933,000	$5,567,000	$0.40	$0.40
Second Quarter	77,855,000	18,859,000	4,964,000	0.36	0.36
Third Quarter	76,962,000	17,662,000	4,504,000	0.34	0.34
Fourth Quarter	77,058,000	17,288,000	4,242,000	0.33	0.33
Fiscal Year Ended March 31, 2010:
First Quarter	$81,312,000	$21,142,000	$6,404,000	$0.50	$0.49
Second Quarter	82,416,000	20,807,000	6,400,000	0.50	0.50
Third Quarter	86,629,000	21,806,000	6,675,000	0.55	0.54
Fourth Quarter	87,611,000	21,784,000	6,617,000	0.55	0.54

Note N —	Segment Reporting

The Company derives the majority of its revenues from providing patient management and network solutions services to payors of workers’ compensation benefits, automobile insurance claims and health insurance benefits. Patient management services include claims administration, utilization review, medical case management, and vocational rehabilitation. Network solutions revenues include fee schedule auditing, hospital bill auditing, coordination of independent medical examinations, diagnostic imaging review services and preferred provider referral

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

services. The percentages of revenues attributable to patient management and network solutions services for the fiscal years ended March 31, 2008, 2009, and 2010 are listed below.

	2008	2009	2010

Patient management services	42.4%	43.2%	44.7%
Network solutions services	57.6%	56.8%	55.3%

	100.0%	100.0%	100.0%

Under ASC 280, “Segment Reporting”, two or more operating segments may be aggregated into a single operating segment for financial reporting purposes if aggregation is consistent with the objective and basic principles of ASC 280, if the segments have similar economic characteristics, and if the segments are similar in each of the following areas: 1) the nature of products and services; 2) the nature of the production processes; 3) the type or class of customer for their products and services; and 4) the methods used to distribute their products or provide their services. The Company believes each of the Company’s regions meet these criteria as they provide similar managed care services to similar customers using similar methods of productions and similar methods to distribute their services. All of the Company’s regions perform both patient management and network solutions services.

Because the Company believes it meets each of the criteria set forth above and each of the Company’s regions have similar economic characteristics, the Company aggregates its results of operations in one reportable operating segment.

Note O —	Other Intangible Assets

Other intangible assets consist of the following at March 31, 2009:

					Cost, Net of
				Accumulated	Accumulated
			Fiscal 2010	Amortization at	Amortization at
			Amortization	March 31,	March 31,
Item	Life	Cost	Expense	2009	2009

Covenant Not to Compete	5 years	$950,000	$275,000	$417,000	$533,000
Customer Relationships	18-20 years	7,571,000	198,000	791,000	6,780,000
TPA Licenses	15 years	204,000	12,000	22,000	182,000

Total		$8,725,000	$485,000	$1,230,000	$7,495,000

Other intangible assets consist of the following at March 31, 2010:

					Cost, Net of
				Accumulated	Accumulated
			Fiscal 2010	Amortization at	Amortization at
			Amortization	March 31,	March 31,
Item	Life	Cost	Expense	2010	2010

Covenant Not to Compete	5 years	$825,000	$166,000	$458,000	$367,000
Customer Relationships	18-20 years	7,571,000	406,000	1,197,000	6,374,000
TPA Licenses	15 years	204,000	14,000	36,000	168,000

Total		$8,600,000	$586,000	$1,691,000	$6,909,000

Amortization expense for the next five fiscal years is expected to be $593,000 in fiscal 2011, $584,000 in fiscal 2012, $451,000 in fiscal 2013, $432,000 in fiscal 2014, $432,000 in fiscal 2015, and $4,417,000 thereafter.

EXHIBIT INDEX

Exhibit
No.		Title — Method of Filing	Page

2	.1†	Asset Purchase Agreement dated December 15, 2006 by and among the Company’s subsidiary, CorVel Enterprise Comp, Inc., and Hazelrigg Risk Management Services, Inc., Comp Care, Inc., Medical Auditing Services, Inc., and Arlene Hazelrigg — Incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K filed on February 6, 2007.
2.2		Stock Purchase Agreement dated May 31, 2007 by and among the Company’s subsidiary, CorVel Enterprise Comp, Inc., The Schaffer Companies, Ltd., and Dawn Colwell, Christopher Schaffer, John Colwell and Kelly Ribeiro de Sa. — Incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K filed on June 6, 2007.
3.1		Amended and Restated Certificate of Incorporation of the Company — Incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 filed on August 9, 2007.
3.2		Amended and Restated Bylaws of the Company — Incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 filed on August 14, 2006.
3.3		Certificate of Designation Increasing the Number of Shares of Series A Junior Participating Preferred Stock — Incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed on November 24, 2008.
4.1		Second Amended and Restated Preferred Shares Rights Agreement, dated as of November 17, 2008, by and between CorVel Corporation and Computershare Trust Company, N.A., including the original Certificate of Designation, the Certificate of Designation Increasing the Number of Shares, the form of Right Certificate (as amended) and the Summary of Rights (as amended) attached thereto as Exhibits A-1, A-2, A-3, B and C, respectively — Incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K filed on November 24, 2008.
10	.1*	Nonqualified Stock Option Agreement between V. Gordon Clemons, the Company and North Star together with all amendments and addendums thereto — Incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 Registration No. 33-40629 initially filed on May 16, 1991.
10	.2*	Supplementary Agreement between V. Gordon Clemons, the Company and North Star — Incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 Registration No. 33-40629 initially filed on May 16, 1991.
10	.3*	Amendment to Supplementary Agreement between Mr. Clemons, the Company and North Star — Incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1992 filed on June 29, 1992.
10	.4*	Restated Omnibus Incentive Plan (Formerly The Restated 1988 Executive Stock Option Plan) — Filed herewith.
10	.5*	Forms of Notice of Grant of Stock Option, Stock Option Agreement and Notice of Exercise Under the Restated Omnibus Incentive Plan (Formerly The Restated 1988 Executive Stock Option) — Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 filed on November 9, 2006, Exhibits 10.7, 10.8 and 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994 filed on June 29, 1994, Exhibits 99.2, 99.3, 99.4, 99.5, 99.6, 99.7 and 99.8 to the Company’s Registration Statement on Form S-8 (File No. 333-94440) filed on July 10, 1995, and Exhibits 99.3 and 99.5 to the Company’s Registration Statement on Form S-8 (File No. 333-58455) filed on July 2, 1998.
10	.6*	Employment Agreement of V. Gordon Clemons — Incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 Registration No. 33-40629 initially filed on May 16, 1991.
10	.7*	Restated 1991 Employee Stock Purchase Plan, as amended — Incorporated herein by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-128739) filed on September 30, 2005.
10.8		Fidelity Master Plan for Savings and Investment, and amendments — Incorporated herein by reference to Exhibits 10.16 and 10.16A to the Company’s Registration Statement on Form S-1 Registration No. 33-40629 initially filed on May 16, 1991.

Exhibit
No.		Title — Method of Filing	Page

10.9		Second Amended and Restated Preferred Shares Rights Agreement, dated as of November 17, 2008, by and between CorVel Corporation and Computershare Trust Company, N.A., including the original Certificate of Designation, the Certificate of Designation Increasing the Number of Shares, the form of Rights Certificate (as amended) and the Summary of Rights (as amended) attached thereto as Exhibits A-1, A-2, A-3, B and C, respectively. — Incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K filed on November 24, 2008.
10	.10*	Employment Agreement effective May 26, 2006 by and between CorVel Corporation and Dan Starck — Incorporated herein by reference to Exhibit 10.1 in the Company’s Form 8-K filed on May 30, 2006.
10	.11*	Stock Option Agreement and Acceleration Addendum dated May 26, 2006 by and between CorVel Corporation and Dan Starck, providing for time vesting. — Incorporated herein by reference to Exhibit 10.2 in the Company’s Form 8-K filed on May 30, 2006.
10	.12*†	Stock Option Agreement and Acceleration Addendum dated May 26, 2006 by and between CorVel Corporation and Dan Starck, providing for performance vesting. — Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 30, 2006.
10	.13*†	Stock Option Agreement dated May 26, 2006 by and between CorVel Corporation and Scott McCloud, providing for performance vesting. — Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 2, 2006.
10	.14*†	Stock Option Agreement dated May 26, 2006 by and between CorVel Corporation and Don McFarlane, providing for performance vesting. — Incorporated herein by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K/A filed on July 6, 2007.
10.15		Credit Agreement dated May 28, 2009 by and between CorVel Corporation and Wells Fargo Bank, National Association. — Incorporated herein by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed on June 4, 2009.
10.16		Revolving Line of Credit Note dated May 28, 2009 by CorVel Corporation in favor of Wells Fargo Bank, National Association. — Incorporated herein by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed on June 4, 2009.
10.17		First Amendment to Credit Agreement dated June 2, 2010 by and between CorVel Corporation and Wells Fargo Bank, National Association. — Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 7, 2010.
10.18		Revolving Line of Credit Note dated June 2, 2010 by CorVel Corporation in favor of Wells Fargo Bank, National Association. — Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 7, 2010.
10.19		Form of Partial Waiver of Automatic Option Grant executed by Directors — Incorporated herein by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 filed on November 8, 2007.
10	.20*†	Stock Option Agreement and Acceleration Addendum dated February 4, 2008 by and between CorVel Corporation and Dan Starck, providing for performance vesting. — Incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008 filed on June 16, 2008.
10	.21*†	Stock Option Agreement dated February 4, 2008 by and between CorVel Corporation and Scott McCloud, providing for performance vesting. — Incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008 filed on June 16, 2008.
10	.22*†	Stock Option Agreement dated February 4, 2008 by and between CorVel Corporation and Don McFarlane, providing for performance vesting. — Incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008 filed on June 16, 2008.
10.23		Partial Waiver of Automatic Option Grant by Jean Macino dated February 8, 2008 — Incorporated herein by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008 filed on June 16, 2008.

Exhibit
No.		Title — Method of Filing	Page

10	.24*†	Stock Option Agreement dated February 24, 2009 by and between CorVel Corporation and Daniel J. Starck, providing for performance vesting. — Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 2, 2009.
10	.25*†	Stock Option Agreement dated February 24, 2009 by and between CorVel Corporation and Scott R. McCloud, providing for performance vesting. — Incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 2, 2009.
10	.26*†	Stock Option Agreement dated February 24, 2009 by and between CorVel Corporation and Donald C. McFarlane, providing for performance vesting. — Incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed on March 2, 2009.
10	.27*†	Stock Option Agreement dated February 5, 2009 by and between CorVel Corporation and Diane J. Blaha, providing for performance vesting. — Incorporated herein by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009 filed on June 12, 2009.
10	.28*†	Stock Option Agreement dated February 24, 2009 by and between CorVel Corporation and Diane J. Blaha, providing for performance vesting. — Refiled herewith.
10	.29*†	Summary of Terms of Oral Agreement to Repurchase Shares of Common Stock held by V. Gordon Clemons. — Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009 filed on February 5, 2010.
10	.30*†	Stock Option Agreement granted November 2, 2009 by and between CorVel Corporation and Daniel J. Starck, providing for performance vesting. — Incorporated herein by reference to Exhibit 10.1 to the Company’s form 8-K filed on November 6, 2009.
10	.31*†	Stock Option Agreement granted November 2, 2009 by and between CorVel Corporation and Scott R. McCloud, providing for performance vesting. — Incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on November 6, 2009.
10	.32*†	Stock Option Agreement granted November 2, 2009 by and between CorVel Corporation and Donald C. McFarlane, providing for performance vesting. — Incorporated herein by reference to Exhibit 10.3 to the Company’s form 8-K filed on November 6, 2009.
10	.33*†	Stock Option Agreement granted November 2, 2009 by and between CorVel Corporation and Diane J. Blaha, providing for performance vesting. — Incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K filed on November 6, 2009.
10	.34*†	Stock Option Agreement granted November 2, 2009 by and between CorVel Corporation and Diane J. Blaha, providing for performance vesting. — Incorporated herein by reference to Exhibit 10.4 to the Company’s form 8-K filed on November 6, 2009.
21.1		Subsidiaries of the Company — Filed herewith.
23.1		Consent of Independent Registered Public Accounting Firm, Haskell & White LLP — Filed herewith.
31.1		Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. — Filed herewith.
31.2		Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. — Filed herewith.
32.1		Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. — Furnished herewith.
32.2		Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. — Furnished herewith.

*	— Denotes management contract or compensatory plan or arrangement.

†	— Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Securities and Exchange Commission.