Form 10-Q
period 2010-06-30
CORVEL CORP
filed 2010-08-06
CIK 874866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value per share, as of August 5, 2010 was 11,872,804.

CORVEL CORPORATION
FORM 10-Q

Part I — Financial Information
Item 1. Financial Statements
CORVEL CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31, 2010	June 30, 2010
		(Unaudited)
Assets
Current Assets
Cash and cash equivalents (Note A)	$11,933,000	$13,681,000
Accounts receivable, net	43,930,000	45,373,000
Prepaid taxes and expenses	6,419,000	3,960,000
Deferred income taxes	4,864,000	5,088,000

Total current assets	67,146,000	68,102,000

Property and equipment, net	30,026,000	33,958,000
Goodwill	35,988,000	35,988,000
Other intangibles, net (Note F)	6,909,000	6,705,000
Other assets	299,000	147,000

TOTAL ASSETS	$140,368,000	$144,900,000

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts and taxes payable	$14,495,000	$16,934,000
Accrued liabilities	25,455,000	23,826,000

Total current liabilities	39,950,000	40,760,000

Deferred income taxes	4,690,000	4,691,000

Commitments and contingencies (Note G and H)

Stockholders’ Equity

Common stock, $.0001 par value: 60,000,000 shares authorized; 25,801,690 shares issued (12,026,502 shares outstanding, net of Treasury shares) and 25,835,901 shares issued (11,907,426 shares outstanding, net of Treasury shares) at March 31, 2010 and June 30, 2010, respectively	3,000	3,000

Paid-in capital	90,217,000	91,647,000

Treasury Stock (13,775,188 shares at March 31, 2010 and 13,928,475 shares at June 30, 2010)	(218,323,000)	(223,792,000)

Retained earnings	223,831,000	231,591,000

Total stockholders’ equity	95,728,000	99,449,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$140,368,000	$144,900,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
CONSOLIDATED INCOME STATEMENTS — UNAUDITED

	Three Months Ended June 30,
	2009	2010
REVENUES	$81,312,000	$91,503,000

Cost of revenues	60,170,000	67,700,000

Gross profit	21,142,000	23,803,000

General and administrative expenses	10,450,000	11,486,000

Income before income tax provision	10,692,000	12,317,000

Income tax provision	4,288,000	4,557,000

NET INCOME	$6,404,000	$7,760,000

Net income per common and common equivalent share
Basic	$0.50	$0.65

Diluted	$0.49	$0.64

Weighted average common and common equivalent
Basic	12,925,000	11,957,000

Diluted	13,056,000	12,187,000
See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Three Months Ended June 30,
	2009	2010
Cash flows from Operating Activities
NET INCOME	$6,404,000	$7,760,000

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	2,944,000	2,861,000
Loss on disposal of assets	19,000	141,000
Stock compensation expense	499,000	590,000
Write-off of uncollectible accounts	953,000	730,000

Changes in operating assets and liabilities
Accounts receivable	(2,695,000)	(2,173,000)
Prepaid taxes and expenses	1,529,000	2,459,000
Other assets	93,000	212,000
Accounts and taxes payable	(1,535,000)	739,000
Accrued liabilities	(1,119,000)	(1,629,000)
Deferred income tax	684,000	(223,000)

Net cash provided by operating activities	7,776,000	11,467,000

Cash Flows from Investing Activities
Purchase of property and equipment	(1,856,000)	(5,090,000)

Net cash (used in) investing activities	(1,856,000)	(5,090,000)

Cash Flows from Financing Activities
Purchase of treasury stock	(647,000)	(5,469,000)
Tax effect of stock option exercises	15,000	248,000
Exercise of common stock options	271,000	592,000

Net cash (used in) financing activities	(361,000)	(4,629,000)

Increase in cash and cash equivalents	5,559,000	1,748,000
Cash and cash equivalents at beginning of period	14,681,000	11,933,000

Cash and cash equivalents at end of period	$20,240,000	$13,681,000

Supplemental Cash Flow Information:
Income taxes paid	$645,000	$827,000
Purchase of software license under finance agreement	$0	$1,700,000
See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
Note A — Basis of Presentation and Summary of Significant Accounting Policies
     The unaudited financial statements herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying interim financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited financial statements for the latest fiscal year ended March 31, 2010. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the March 31, 2010 audited financial statements have been omitted from these interim financial statements.
     The Company evaluated all subsequent events or transactions. During the period subsequent to June 30, 2010 the Company repurchased 55,685 shares for $2.05 million or approximately $36.88 per share. These shares were repurchased under the Company’s ongoing share repurchase program described in Note C. Additionally, at the 2010 Annual Meeting of the stockholders of CorVel Corporation (the “Company”) held on August 5, 2010, the Company’s stockholders approved an amendment and restatement of the CorVel Corporation 1991 Employee Stock Purchase Plan (the “Plan”) to (i) remove the requirement for stockholder approval for modifying eligibility requirements and (ii) extend the termination date of the Plan by ten years from September 30, 2011 to September 30, 2021. Subsequently on August 5, 2010, the Company’s Board of Directors approved a further amendment and restatement of the Plan to (i) modify the eligibility requirements with respect to Highly Compensated Employees and (ii) modify the annual statement requirements, all to conform to recent changes in law.
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2011. For further information, refer to the consolidated financial statements and footnotes for the fiscal year ended March 31, 2010 included in the Company’s Annual Report on Form 10-K.
     Basis of Presentation: The consolidated financial statements include the accounts of CorVel and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.
     Use of Estimates: The preparation of financial statements conforming with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. Actual results could differ from those estimates. Significant estimates include the allowance for doubtful accounts, accrual for bonuses, earn-out accruals, accruals for self-insurance reserves, share-based payments related to performance based awards, estimated claims for claims administration revenue recognition, and estimates used in stock option valuations.
     Cash and Cash Equivalents: Cash and cash equivalents consist of short-term highly-liquid investment-grade interest-bearing securities with maturities of 90 days or less when purchased. The carrying amounts of the Company’s financial instruments approximate their fair values at March 31, 2010 and June 30, 2010. Cash at June 30, 2010 included $2.2 million of customer deposits held in bank checking accounts.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
Note A — Basis of Presentation and Summary of Significant Accounting Policies (continued)
     Goodwill: The Company accounts for its business combinations in accordance with FASB ASC 805-10 through ASC 805-50 Business Combinations which requires that the purchase method of accounting be applied to all business combinations and addresses the criteria for initial recognition of intangible assets and goodwill. In accordance with FASB ASC 350-10 through ASC 350-30, goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment annually, or more frequently if circumstances indicate the possibility of impairment. If the carrying value of goodwill or an intangible asset exceeds its fair value, an impairment loss shall be recognized. The Company’s goodwill impairment test is conducted company-wide and the fair value is compared to its carrying value. The measurement of fair value is based on an evaluation of market capitalization and is further tested using a multiple of earnings approach. For all periods presented, no material impairment existed and, accordingly, no loss was recognized.
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
     In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Multiple Deliverable Revenue Arrangements—a consensus of FASB Emerging Issues Task Force (“ASU 2009-13”). ASU 2009-13 provides for less restrictive separation criteria that must be met for a deliverable to be considered a separate unit of accounting. Additionally, under this Standard, there is a hierarchy for determining the selling price of a unit of accounting and consideration must be allocated using a relative-selling price method. ASU 2009-13 will be effective for CorVel Corporation on April 1, 2011; however, early adoption is permitted. We are currently reviewing the requirements of ASU 2009-13 and has not yet determined the impact on its financial position or results of operations.
     Accounts Receivable: The majority of the Company’s accounts receivable are due from companies in the property and casualty insurance industries, self-insured employers, and government entities. Accounts receivable are due within 30 days and are stated as amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company and the condition of the general economy and the industry as a whole. No one customer accounted for 10% or more of accounts receivable at either March 31, 2010 or June 30, 2010. No one customer accounted for 10% or more of revenue during either of the three month periods ended June 30, 2009 or 2010.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
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
     Income Taxes: The Company provides for income taxes under the liability method. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities as measured by the enacted tax rates which are expected to be in effect when these differences reverse. Income tax expense is the tax payable for the period and the change during the period in net deferred tax assets and liabilities. The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”) on April 1, 2007, and the Company recorded a cumulative effect of a change in accounting principle in the amount of $2,657,000. The balance of the unrecognized tax benefits as of March 31, 2010 and June 30, 2010 were $3,170,000 and $3,180,000, respectively.
     Earnings Per Share: Earnings per common share-basic is based on the weighted average number of common shares outstanding during the period. Earnings per common shares-diluted is based on the weighted average number of common shares and common share equivalents outstanding during the period. In calculating earnings per share, earnings are the same for the basic and diluted calculations. Weighted average shares outstanding decreased in the June 2010 quarter compared to the same quarter of the prior year primarily due to repurchase of shares under the Company’s share repurchase program.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
Note B — Stock Based Compensation and Stock Options
     Under the Company’s Restated Omnibus Incentive Plan (Formerly The Restated 1988 Executive Stock Option Plan) (“the Plan”) as in effect at June 30, 2010, options for up to 9,682,500 shares of the Company’s common stock may be granted to key employees, non-employee directors and consultants at exercise prices not less than the fair market value of the stock at the date of grant. Options granted under the Plan are non-statutory stock options and generally vest 25% one year from date of grant and the remaining 75% vesting ratably each month for the next 36 months. The options granted to employees and the board of directors expire at the end of five years and ten years from date of grant, respectively.
     In May 2006, the Company’s Board of Directors granted performance-based stock options for 149,000 shares of common stock at fair market value at the date of grant, which will only vest if the Company attains certain earnings per share targets, as established by the Company’s Board of Directors, for calendar years 2008, 2009, and 2010. Net of cancelations due to employee terminations, options for 136,050 shares remain outstanding under these performance-based stock options as of June 30, 2010. These options were granted with an exercise price of $15.76 per share, which was the fair market value at the date of grant, and have a current valuation of $6.75 per share. The Company did not attain the targets for calendar years 2008 and 2009. Currently, management has determined that it is probable that the Company will attain the earnings per share target for calendar year 2010 under these options and, accordingly, the Company recognized $46,000 during the June 2010 quarter and $92,000, cumulatively since the date of these option grants.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
Note B — Stock Options and Stock-Based Compensation (continued)
     In February 2008, the Company’s Board of Directors granted performance-based stock options for 42,000 shares of common stock at fair market value at the date of grant, which will only vest if the Company attains certain revenue targets for all services sold to claims administration clients and out-of-network bill review revenues, as established by the Company’s Board of Directors, for calendar years 2009, 2010, and 2011. The targets for the various options varied by the regions and each region has a different target. Net of cancelations due to employee terminations, options for 38,000 shares remain outstanding under these performance-based stock options as of June 30, 2010. These options were granted with an exercise price of $25.10 per share, which was the fair market value at the date of grant, and have a current valuation of $9.81 per share. Currently, management has determined that optionees with 12,000 shares attained the revenue targets for calendar years 2009 and 2010, and, accordingly, the Company has recognized $10,000 during the June 2010 quarter and $59,000, cumulatively, since the date of the option grant. Currently, management has determined that it is not probable that the revenue targets for the remaining optionees will be attained and, accordingly, the Company has recognized no stock compensation expense for those options.
     In February 2009, the Company’s Board of Directors granted performance-based stock options for 100,000 shares of common stock at fair market value at the date of grant, which will only vest if the Company attains certain earnings per share targets, as established by the Company’s Board of Directors, for calendar years 2009, 2010, and 2011. Net of cancelations due to employee terminations, options for 95,000 shares remain outstanding under these performance-based stock options as of June 30, 2010. These options were granted with an exercise price of $19.79 per share, which was the fair market value at the date of grant, and have a current valuation of $8.21 per share. The Company attained these targets for calendar 2009 and expect to achieve the targets for calendar year 2010, and, accordingly, the Company has recognized stock compensation expense of $65,000 during the June 2010 quarter and $390,000, cumulatively, since the date of the option grants.
     In February 2009, the Company’s Board of Directors granted performance-based stock options for 10,000 shares of common stock at fair market value at the date of grant, which will only vest if the Company attains certain revenue targets for all services sold to claims administration clients and out-of-network bill review revenues, as established by the Company’s Board of Directors, for calendar years 2009, 2010, and 2011. These options were granted with an exercise price of $20.37 per share, which was the fair market value at the date of grant, and have a current valuation of $8.45 per share. The Company did not achieve the revenue target for calendar year 2009. Currently, management has determined that it is not probable that the Company will attain the revenue targets for 2010 and 2011, and, accordingly, the Company has recognized no stock compensation expense for this stock option grant.
     Finally, in November 2009, the Company’s Board of Directors granted performance-based stock options for 110,000 shares of common stock at fair market value at the date of grant, which will only vest if the Company attains certain earnings per share targets, as established by the Company’s Board of Directors, for calendar years 2010, 2011, and 2012. These options were granted with an exercise price of $28.92 per share, which was the fair market value at the date of grant, and have a current valuation of $12.57 per share. Currently, management has determined that it is probable that the Company will attain the earnings per share targets for calendar year 2010 and, accordingly, the Company recognized $109,000 of stock compensation expense for this stock option grant during the June 2010 quarter, and $291,000, cumulatively, since the date of the option grant.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
Note B — Stock Options and Stock-Based Compensation (continued)
     The table below shows the amounts recognized in the financial statements for stock compensation expense for time based options and performance based options the three months ended June 30, 2009 and 2010, respectively. Included in the three months ended June 30, 2010 stock compensation expense is $230,000 for the expense related to the performance based options.

	Three Months Ended
	June 30, 2009	June 30, 2010
Cost of revenues	$122,000	$134,000
General and administrative	377,000	456,000

Total cost of stock-based compensation included in income before income tax provision	499,000	590,000
Amount of income tax benefit recognized	(200,000)	(218,000)

Amount charged against net income	$299,000	$372,000

Effect on diluted net income per share	$(0.02)	$(0.03)

     Summarized information for all stock options for the three months ended June 30, 2009 and 2010 follows:

	Three Months Ended June 30, 2009		Three Months Ended June 30, 2010
	Shares	Average Price	Shares	Average Price

Options outstanding, beginning	1,115,171	$20.31	1,065,403	$22.57
Options granted	10,800	21.76	48,000	36.55
Options exercised	(34,462)	14.18	(34,221)	17.31
Options cancelled	(25,667)	20.69	(160)	28.28

Options outstanding, ending	1,065,842	$20.51	1,079,022	$23.35

     The following table summarizes the status of stock options outstanding and exercisable at June 30, 2010:

					Exercisable
		Weighted	Outstanding	Exercisable	Options-
		Average	Options-	Options-	Weighted
		Remaining	Weighted	Number of	Average
	Number of	Contractual	Average	Exercisable	Exercise
Range of Exercise Price	Outstanding Options	Life	Exercise Price	Options	Price

$11.00 to $15.79	276,874	1.16	$15.24	141,724	$14.74
$16.67 to $24.75	256,733	3.25	$19.86	146,268	$19.54
$24.76 to $28.92	312,233	3.81	$26.92	76,845	$26.24
$28.93 to $47.70	233,182	3.22	$32.06	111,612	$30.91

Total	1,079,022	2.87	$23.35	476,449	$21.86

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
Note B — Stock Based Compensation and Stock Options (continued)
     A summary of the status for all outstanding options at June 30, 2010, and changes during the three months then ended, is presented in the table below:

			Weighted Average	Aggregate
		Weighted Average	Remaining Contractual	Intrinsic Value as
	Number of Options	Exercise Per Share	Life (Years)	of June 30, 2010

Options outstanding at March 31, 2010	1,065,403	$22.57
Granted	48,000	36.55
Exercised	(34,221)	17.31
Cancelled — forfeited	(160)	28.28
Cancelled — expired	—	—

Ending outstanding	1,079,022	$23.35	2.87	$11,411,123

Ending vested and expected to vest	985,783	$23.12	2.78	$10,649,964

Ending exercisable at June 30, 2010	476,449	$21.86	2.23	$5,700,841

     The weighted-average grant-date fair value of options granted during the three months ended June 30, 2009 and 2010, was $9.09 and $15.27, respectively.
     The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model with the assumptions included in the table below. The Company uses historical data among other factors to estimate the expected volatility, the expected option life, and the expected forfeiture rate. The risk-free rate is based on the interest rate paid on a U.S. Treasury issue with a term similar to the estimated life of the option. Based upon the historical experience of options cancellations, the Company has estimated an annualized forfeiture rate of 10.71% and 9.05% for the three months ended June 30, 2009 and 2010, respectively. Forfeiture rates will be adjusted over the requisite service period when actual forfeitures differ, or are expected to differ, from the estimate. The following assumptions were used to estimate the fair value of options granted during the three months ended June 30, 2009 and 2010 using the Black-Scholes option-pricing model:

	Three Months Ended June 30,
	2009	2010

Risk-free interest rate	1.97%	2.15%
Expected volatility	46%	46%
Expected dividend yield	0.00%	0.00%
Expected forfeiture rate	10.71%	9.05%
Expected weighted average life of option in years	4.8 years	4.8 years
     All options granted in the three months ended June 30, 2009 and 2010 were granted at fair market value and are non-statutory stock options.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
Note C — Treasury Stock and Subsequent Event
     The Company’s Board of Directors initially approved the commencement of a share repurchase program in the fall of 1996. In June 2010, the Board approved an 850,000 share expansion of the repurchase program to 15,000,000 shares over the life of the share repurchase program. Since the commencement of the share repurchase program, the Company has spent $224 million to repurchase 13,928,475 shares of its common stock, equal to 54% of the outstanding common stock had there been no repurchases. The average price of these repurchases is $16.07 per share. These purchases have been funded primarily from the net earnings of the Company, along with the proceeds from the exercise of common stock options. During the three months ended June 30, 2010, the Company repurchased 153,287 shares for $5.5 million. The Company had 11,907,426 shares of common stock outstanding as of June 30, 2010, net of the 13,928,475 shares in treasury. Subsequent to the end of the quarter, through July 31, 2010, the Company repurchased 55,685 shares of common stock for $2.05 million or $36.88 a share.
Note D — Weighted Average Shares and Net Income Per Share
     Weighted average basic common and common equivalent shares decreased from 12,925,000 for the quarter ended June 30, 2009 to 11,957,000 for the quarter ended June 30, 2010. Weighted average diluted common and common equivalent shares decreased from 13,056,000 for the quarter ended June 30, 2009 to 12,187,000 for the quarter ended June 30, 2010. The net decrease in both of these weighted share calculations is due to the repurchase of common stock as noted above, offset by an increase in shares outstanding due to the exercise of stock options under the Company’s employee stock option plan.
     Net income per common and common equivalent shares was computed by dividing net income by the weighted average number of common and common stock equivalents outstanding during the quarter. The calculations of the basic and diluted weighted shares for the three months ended June 30, 2009 and 2010, are as follows:

	Three Months Ended June 30,
	2009	2010
Net Income	$6,404,000	$7,760,000

Basic:
Weighted average common shares outstanding	12,925,000	11,957,000

Net Income per share	$0.50	$0.65

Diluted:
Weighted average common shares outstanding	12,925,000	11,957,000
Treasury stock impact of stock options	131,000	230,000

Total common and common equivalent shares	13,056,000	12,187,000

Net Income per share	$0.49	$0.64

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
Note E — Shareholder Rights Plan
     During fiscal 1997, the Company’s Board of Directors approved the adoption of a Shareholder Rights Plan. The Shareholder Rights Plan provides for a dividend distribution to CorVel stockholders of one preferred stock purchase right for each outstanding share of CorVel’s common stock under certain circumstances. In November 2008, the Company’s Board of Directors approved an amendment to the Shareholder Rights Plan to extend the expiration date of the rights to February 10, 2022, and set the exercise price of each right at $118.
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

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
Note F — Other Intangible Assets
     Other intangible assets consist of the following at June 30, 2010:

					Cost, Net of
			Three Months Ended	Accumulated	Accumulated
			June 30, 2010	Amortization at	Amortization at
Item	Life	Cost	Amortization Expense	June 30, 2010	June 30, 2010

Covenants Not to Compete	5 Years	$675,000	$101,000	$409,000	$266,000
Customer Relationships	18-20 Years	7,571,000	100,000	1,297,000	6,274,000
TPA Licenses	15 Years	204,000	3,000	39,000	165,000

Total		$8,450,000	$204,000	$1,745,000	$6,705,000

Note G — Line of Credit
     In June 2010, the Company renewed a credit agreement that had been in place throughout fiscal 2010. The line is with a financial institution to provide a revolving credit facility with borrowing capacity of up to $10 million. Borrowings under this agreement, as amended, bear interest, at the Company’s option, at a fixed LIBOR-based rate plus 1.50% or at a fluctuating rate determined by the financial institution to be 1.50% above the daily one-month LIBOR rate. The loan covenants require the Company to maintain the current assets to liabilities ratio of at least 1.25:1, debt to tangible net worth not greater than 1.25:1 and have positive net income. There were no outstanding revolving loans at any time during fiscal 2010 or the quarter ended June 30, 2010, or as of the date hereof, but letters of credit in the aggregate amount of $6.3 million have been issued separate from the line of credit and therefore do not reduce the amount of borrowings available under the revolving credit facility. The renewed credit agreement expires in September 2011.
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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This report may include certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including (without limitation) statements with respect to anticipated future operating and financial performance, growth and acquisition opportunities and other similar forecasts and statements of expectation. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” “may”, “will”, “would”, “could” and “should”, and variations of these words and similar expressions, are intended to identify these forward-looking statements. Forward-looking statements made by the Company and its management are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance.
     The Company disclaims any obligations to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise, except as required by law. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of these factors include (without limitation) general industry and economic conditions including a decreasing number of national claims due to decreasing number of injured workers; cost of capital and capital requirements; existing and possible litigation and legal liability in the course of operations; competition from other managed care companies; the ability to expand certain areas of the Company’s business; shifts in customer demands; the ability of the Company to produce market-competitive software; changes in operating expenses including employee wages, benefits and medical inflation; governmental and public policy changes; dependence on key personnel; and the continued availability of financing in the amounts and at the terms necessary to support the Company’s future business.
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
Network Solutions Services
     The Company’s network solutions services are designed to reduce the price paid by its customers for medical services rendered in workers’ compensation cases, auto policies and, to a lesser extent, group health policies. The network solutions offered by the Company include automated medical fee auditing, preferred provider services, retrospective utilization review, independent medical examinations, and inpatient bill review. Network solutions sevices also includes revenue from the Company’s directed care network, including imaging and physical therapy.
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
Summary of Quarterly Results
     The Company generated revenues of $91.5 million for the quarter ended June 30, 2010, an increase of $10.2 million or 12.5% compared to revenues of $81.3 million for the quarter ended June 30, 2009. The increase in revenues was primarily due to an increase in patient management business. An improvement in customer utilization of the Company’s TPA services was the primary reason for the increase in patient management revenues. An increase in revenues from directed care services was the primary contributor to the increase in network solutions. As the Company expands the TPA offering the Company has found the directed care services and the TPA offering to be synergistic.
     The Company’s cost of revenues increased by $7.5 million, from $60.2 million in the June 2009 quarter to $67.7 million in the June 2010 quarter, an increase of 12.5%. This increase was primarily due to the costs associated with the increase in demand for the Company’s Directed care services, and, to a lesser extent, the TPA services, which are high-cost services relative to the Company’s network solution services. The percentage increase in costs roughly approximated the percentage increase in revenues.
     The Company’s general and administrative expense increased by $1.0 million, from $10.5 million in the June 2009 quarter to $11.5 million in the June 2010 quarter, an increase of 9.9%. This increase is primarily due to an increase in the Company’s systems and legal costs. Systems cost increased from $5.9 million to $6.3 million as the Company increased the programming capabilities of its proprietary systems. Legal costs increased due to an increase in litigation. With the exception of the Roche case discussed in Note H, management does not believe that any outcomes will result in material losses to the Company.
     The Company’s income tax expense increased by $0.3 million, or 6.3%, from $4.3 million, in the June 2009 quarter to $4.6 million in the June 2010 quarter. The increase in income tax expense before income taxes was primarily due to the aforementioned increase in revenues. The effective income tax rate was 40.1% in the June 2009 quarter and 37.0% in the June 2010 quarter. The decrease in the income tax rate was due to an increase in tax credits.

     Weighted diluted shares decreased from 13.1 million shares in the June 2009 quarter to 12.2 million shares in the June 2010 quarter, a decrease of 869,000 shares, or 6.7%. This decrease was due primarily to the repurchase of 1.2 million shares of stock in the September 2009, December 2009, March 2010 and June 2010 quarters. The decrease was slightly offset by the exercise of stock options throughout the intervening quarters.
     Diluted earnings per share increased from $0.49 in the June 2009 quarter to $0.64 in the June 2010 quarter, an increase of $0.15 per share, or 30.6%. The increase in diluted earnings per share was due to the increase in income before income taxes along with the reduction in the number of shares outstanding due to the shares repurchased.
Results of Operations for the three months ended June 30, 2009 and 2010
     The Company derives its revenues from providing patient management and network solutions services to payors of workers’ compensation benefits, auto insurance claims and health insurance benefits. Patient management services include claims management, case management, 24/7 nurse triage, utilization management, vocational rehabilitation and life care planning. Network solutions services include medical bill review, PPO management, enhanced bill review, provider reimbursement, professional review, pharmacy services, directed care services, Medicare solutions and clearinghouse services. The percentage of total revenues attributable to patient management and network solutions services for the quarters ended June 30, 2009 and June 30, 2010 are as follows:

	June 30, 2009	June 30, 2010
Patient management services	42.1%	47.4%
Network solutions services	57.9%	52.6%
     The following table sets forth, for the periods indicated, the dollar amounts, dollar and percent changes, share changes, and the percentage of revenues represented by certain items reflected in the Company’s consolidated income statements for the three months ended June 30, 2009 and June 30, 2010. The Company’s past operating results are not necessarily indicative of future operating results.

	Three Months Ended	Three Months Ended		Percentage
	June 30, 2009	June 30, 2010	Change	Change
Revenue	$81,312,000	$91,503,000	$10,191,000	12.5%
Cost of revenues	60,170,000	67,700,000	7,530,000	12.5%

Gross profit	21,142,000	23,803,000	2,661,000	12.6%

Gross profit as percentage of revenue	26.0%	26.0%

General and administrative	10,450,000	11,486,000	1,036,000	9.9%
General and administrative as percentage of revenue	12.9%	12.6%

Income before income tax provision	10,692,000	12,317,000	1,625,000	15.2%

Income before income tax provision as percentage of revenue	13.1%	13.5%

Income tax provision	4,288,000	4,557,000	269,000	6.3%

Net income	$6,404,000	$7,760,000	$1,356,000	21.2%

Weighted Shares
Basic	12,925,000	11,957,000	(968,000)	(7.5%)
Diluted	13,056,000	12,187,000	(869,000)	(6.7%)

Earnings Per Share
Basic	$0.50	$0.65	$0.15	30.0%
Diluted	$0.49	$0.64	$0.15	30.6%

Revenues
Change in revenue from the three months ended June 30, 2009 to the three months ended June 30, 2010
     Revenues increased from $81.3 million for the three months ended June 30, 2009 to $91.5 million for the three months ended June 30, 2010, an increase of $10.2 million or 12.5%. The Company’s patient management revenues increased $9.1 million or 26.6% from $34.2 million in the three months ended June 2009 to $43.3 million in the three months ended June 2010. This increase was primarily due to improvements in customer utilization of the Company’s TPA services. The Company’s network solutions revenues increased slightly from $47.1 million in the three months ended June 2009 to $48.2 million in the three months ended June 2010, an increase of $1.1 million or 2.3%.
Cost of Revenues
     The Company’s cost of revenues consist of direct expenses, costs directly attributable to the generation of revenue, and field indirect costs which are incurred in the field offices of the Company. Direct costs are primarily case manager salaries, bill review analysts, related payroll taxes and fringe benefits, and costs for independent medical examination (IME) and diagnostic imaging providers. Most of the Company’s revenues are generated in offices which provide both patient management services and network solutions services. The largest of the field indirect costs are manager salaries and bonus, account executive base pay and commissions, administrative and clerical support, field systems personnel, prescription drug costs, PPO network developers, related payroll taxes and fringe benefits, office rent, and telephone expense. Approximately 41% of the costs incurred in the field are costs which support both the patient management services and network solutions operations of the Company’s field offices, such as district managers, account executives, rent, and telephone.
Change in cost of revenue from the three months ended June 30, 2009 to the three months ended June 30, 2010
     The Company’s cost of revenues increased from $60.2 million in the three months ended June 30, 2009 to $67.7 million in the three months ended June 30, 2010, an increase of $7.5 million or 12.5%. This increase was primarily due to the costs associated with the increase in demand for the Company’s TPA services, pharmacy and directed care services, which are high-cost services. CorVel TPA service costs increased $2.3 million from the previous three month period. Pharmacy cost of goods sold increased $2.3 million from the previous three month period on a revenue increase of $3.5 million. Similarly, directed care costs increased $2.2 million from the prior year three month period on a revenue increase of $3.0 million. The increase in cost of revenues roughly approximated the increase in revenues. These cost increases were offset partially by other cost decreases.
General and Administrative Expense
     For the quarter ended June 30, 2010, general and administrative expense consisted of approximately 57% of corporate systems costs which include the corporate systems support, implementation and training, amortization of software development costs, depreciation of the hardware costs in the Company’s national systems, the Company’s national wide area network and other systems related costs. The remaining 43% of the general and administrative expense consisted of national marketing, national sales support, corporate legal, corporate insurance, human resources, accounting, product management, new business development and other general corporate matters. Legal costs increased due to an increase in litigation.
Change in cost of general and administrative expense from the three months ended June 30, 2009 to the three months ended June 30, 2010
     General and administrative expense increased from $10.5 million in the three months ended June 30, 2009 to $11.5 million in the three months ended June 30, 2010, an increase of $1.0 million, or 9.9%. This increase is primarily due to an increase in the Company’s systems and legal costs. Systems cost increased from $5.9 million to $6.3 million due to improvements to the company’s proprietary claims systems and an increase in ongoing support and maintenance. From the December 2009 quarter through June 2010 quarters, software enhancements increased the Company’s gross margin in patient management services. Additionally, during the December 2009 quarter, the Company began increasing software development expenditures to further the TPA product. The Company expects to continue to grow software development expenditures. Legal costs increased due to an increase in litigation related to claims administration, which is more litigious than the managed care market. With the exception of the Roche case discussed in Note H, management does not believe that any outcomes will result in material losses to the company.

Income Tax Provision
     The Company’s income tax expense increased by $0.3 million, or 6.3%, from $4.3 million for the three months ended June 30, 2009 to $4.6 million for the three months ended June 30, 2010 due to the increase in income before income taxes from $10.7 million to $12.3 million. The income tax expense as a percentage of income before income taxes, also known as the effective tax rate, was 40.1% for the three months ended June 30, 2009 and 37.0% for the three months ended June 30, 2010. The decrease in the income tax rate was primarily due to an increase in tax credits realized by the Company. The income tax provision rates were based upon management’s review of the Company’s estimated annual income tax rate, including state taxes. This effective tax rate differed from the statutory federal tax rate of 35.0% primarily due to state income taxes and certain non-deductible expenses offset by tax credits.
Liquidity and Capital Resources
     The Company has historically funded its operations and capital expenditures primarily from cash flow from operations, and to a lesser extent, stock option exercises. Working capital increased $0.1 million, or 1%, from $27.2 million as of March 31, 2010 to $27.3 million as of June 30, 2010, primarily due to an increase in cash from $11.9 million as of March 31, 2010 to $13.7 million as of June 30, 2010. This increase in cash was offset by a decrease in prepaid income taxes in the June 2010 quarter.
     The Company believes that cash from operations and funds from exercises of stock options granted to employees are adequate to fund existing obligations, repurchase shares of the Company’s common stock under its current share repurchase program, introduce new services, and continue to develop healthcare related businesses for at least the next twelve months. The Company regularly evaluates cash requirements for current operations and commitments, and for capital acquisitions and other strategic transactions. The Company may elect to raise additional funds for these purposes, through debt or equity financings or otherwise, as appropriate. Additional equity or debt financing may not be available when needed, on terms favorable to the Company or at all.
     As of June 30, 2010, including $2.2 million of customer deposits held in bank checking accounts, the Company had $13.7 million in cash and cash equivalents, invested primarily in short-term, interest-bearing, highly liquid investment-grade securities with maturities of 90 days or less in federally regulated banks.
     In June 2010, the Company renewed a credit agreement that had been in place throughout fiscal 2010. The line is with a financial institution to provide a revolving credit facility with borrowing capacity of up to $10 million. Borrowings under this agreement, as amended, bear interest, at the Company’s option, at a fixed LIBOR-based rate plus 1.50% or at a fluctuating rate determined by the financial institution to be 1.50% above the daily one-month LIBOR rate. The loan covenants require the Company to maintain the current assets to liabilities ratio of at least 1.25:1, debt to tangible net worth not greater than 1.25:1 and have positive net income. There were no outstanding revolving loans at any time during fiscal 2010 or the quarter ended June 30, 2010, or as of the date hereof, but letters of credit in the aggregate amount of $6.3 million have been issued separate from the line of credit and therefore do not reduce the amount of borrowings available under the revolving credit facility. The renewed credit agreement expires in September 2011.
     The Company has historically required substantial capital to fund the growth of its operations, particularly working capital to fund the growth in accounts receivable and capital expenditures. The Company believes, however, that the cash balance at June 30, 2010 along with anticipated internally generated funds, will be sufficient to meet the Company’s expected cash requirements for at least the next twelve months.

Operating Cash Flows
Three months ended June 30, 2009 compared to three months ended June 30, 2010
     Net cash provided by operating activities increased from $7.8 million in the three months ended June 30, 2009 to $11.5 million in the three months ended June 30, 2010. The increase in cash flow from operating activities was primarily due to the increase in net income to $7.8 million for the three months ended June 30, 2010 from $6.4 million for the three months ended June 30, 2009, an increase of $1.3 million. Additionally, accounts payable increased due to the vendor costs related to the increased in directed care services.
Investing Activities
Three months ended June 30, 2009 compared to three months ended June 30, 2010
     Net cash flow used in investing activities increased from $1.9 million in the three months ended June 30, 2009 to $5.1 million in the three months ended June 30, 2010, an increase of $3.2 million. The increase in net cash used in investing activities is primarily due to an increase in the office furniture, application software licenses, and the amount of software capitalized in the three months ended June 30, 2010.
Financing Activities
Three months ended June 30, 2009 compared to three months ended June 30, 2010
     Net cash flow used in financing activities increased from $0.4 million for the three months ended June 30, 2009 to $4.6 million for the three months ended June 30, 2010, an increase of $4.2 million. The increase in cash flow used in financing activities was primarily due to an increase in purchases under the Company’s share repurchase program, partially offset by an increase in the number and amount of stock options exercised by employees. During the three months ended June 30, 2010, the Company spent $5.5 million to repurchase 153,000 shares of its common stock. During the three months ended June 30, 2009, the Company spent $0.6 million to repurchase 30,000 shares of its common stock. The Company has historically used cash provided by operating activities and from the exercise of stock options to repurchase stock. The Company expects it may use some of the $13.7 million of cash on its balance sheet at June 30, 2010 to repurchase additional shares of stock.
Contractual Obligations
     The following table summarizes the Company’s contractual obligations outstanding as of June 30, 2010.

	Payments Due by Period
		Within One	Between One and	Between Three and	More than
	Total	Year	Three Years	Five Years	Five Years

Operating leases	$49,954,000	$14,128,000	$19,638,000	$11,426,000	$4,762,000
Uncertain tax positions	3,170,000	3,170,000	—	—	—
Software licenses	1,700,000	850,000	850,000	—	—
Earn out obligation	500,000	500,000	—	—	—

Total	$55,324,000	$18,648,000	$20,488,000	$11,426,000	$4,762,000

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
     The Company must make significant management judgments and estimates in determining contractual and bad debt allowances in any accounting period. One significant uncertainty inherent in the Company’s analysis is whether its past experience will be indicative of future periods. Although the Company considers future projections when estimating contractual and bad debt allowances, the Company ultimately makes its decisions based on the best information available to it at that time. Adverse changes in general economic conditions or trends in reimbursement amounts for the Company’s services could affect the Company’s contractual and bad debt allowance estimates, collection of accounts receivable, cash flows, and results of operations. No one customer accounted for 10% or more of accounts receivable at March 31, 2010 or June 30, 2010.
     Goodwill and Long-Lived Assets: Goodwill arising from business combinations represents the excess of the purchase price over the estimated fair value of the net assets of the acquired business. Pursuant to ASC 350-10 through ASC 350-30, “Goodwill and Other Intangible Assets,” goodwill is tested annually for impairment or more frequently if circumstances indicate the potential for impairment. Also, management tests for impairment of its amortizable intangible assets and long-lived assets and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company’s impairment is conducted at a company-wide level. The measurement of fair value is based on an evaluation of market capitalization and is further tested using a multiple of earnings approach. In projecting the Company’s cash flows, management considers industry growth rates and trends and cost structure changes. No changes or events occurred which indicated a need to test impairment during the quarter. However, future events or changes in current circumstances could affect the recoverability of the carrying value of goodwill and long-lived assets. Should an asset be deemed impaired, an impairment loss would be recognized to the extent the carrying value of the asset exceeded its estimated fair market value.

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
     Accounting for Income Taxes: The Company provides for income taxes in accordance with provisions specified in ASC 740, “Accounting for Income Taxes”, which is based upon management’s judgments and estimations of various tax rates. Accordingly, deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities. These differences will result in taxable or deductible amounts in the future, based on tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. In making an assessment regarding the probability of realizing a benefit from these deductible differences, management considers the Company’s current and past performance, the market environment in which the Company operates, tax-planning strategies and the length of carry-forward periods for loss carry-forwards, if any. Valuation allowances are established when necessary to reduce deferred tax assets to amounts that are more likely than not to be realized. Further, the Company provides for income tax issues not yet resolved with federal, state and local tax authorities.
     Share-Based Compensation: The Company accounts for share based compensation in accordance with the provisions of ASC Topic 718 “Compensation — Stock Compensation”. Under ASC 718, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Some of the stock options are performance based and the stock compensation expense is recorded based upon the actual results compared to the option targets. For the quarter ended June 30, 2010, the Company recorded share-based compensation expense of $590,000. Share-based compensation expense recognized in fiscal 2011 is based on awards ultimately expected to vest; therefore, it has been reduced for estimated forfeitures. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
     The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s term, and the Company’s expected annual dividend yield. The Company’s management believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in fiscal 2011. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

     The key input assumptions that were utilized in the valuation of the stock options granted during the quarter ended June 30, 2010 are summarized in the table below.

Expected option term (1)	4.8 years
Expected volatility (2)	46%
Risk-free interestrate (3)	2.15%
Expected for feiturerate	9.05%
Expected annual dividend yield	0%

(1)	The expected option term is based on historical exercise and post-vesting termination patterns, as well as our expectations regarding future trends.

(2)	Expected volatility represents a combination of historical stock price volatility and estimated future volatility.

(3)	The risk-free interest rate is based on the implied yield on five year United States Treasury Bill on the date of grant.
Recent Accounting Standards Update
     In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Multiple Deliverable Revenue Arrangements—a consensus of FASB Emerging Issues Task Force (“ASU 2009-13”). ASU 2009-13 provides for less restrictive separation criteria that must be met for a deliverable to be considered a separate unit of accounting. Additionally, under this Standard, there is a hierarchy for determining the selling price of a unit of accounting and consideration must be allocated using a relative-selling price method. ASU 2009-13 will be effective for CorVel Corporation on April 1, 2011; however, early adoption is permitted. We are currently reviewing the requirements of ASU 2009-13 and has not yet determined the impact on its financial position or results of operations.
Item 3 — Quantitative and Qualitative Disclosures About Market Risk
     As of June 30, 2010, the Company held no market risk sensitive instruments for trading purposes, and the Company did not employ any derivative financial instruments, other financial instruments, or derivative commodity instruments to hedge any market risk. The Company had no debt outstanding as of June 30, 2010, and therefore, had no market risk related to debt.
Item 4 — Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2010, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
     There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
     There were no sales of unregistered securities during the period covered by this report. The following table shows the repurchases of the Company’s common stock made by or on behalf of the Company in open-market transactions for the quarter ended June 30, 2010 pursuant to a publicly announced plan.

			Total Number of
			Shares Purchased	Maximum Number
			as Part of Publicly	of Shares that may
	Total Number of	Average Price Paid	Announced	yet be Purchased
Period	Shares Purchased	Per Share	Program	Under the Program

April 1 to April 30, 2010	56,530	$36.17	56,530	1,168,282
May 1 to May 31, 2010	55,846	35.24	55,846	1,112,436
June 1 to June 30, 2010	40,911	35.59	40,911	1,071,525

Total	153,287	$35.68	153,287	1,071,525

     In 1996, the Company’s Board of Directors authorized a stock repurchase program for up to 100,000 shares of the Company’s common stock. The Company’s Board of Directors has periodically increased the number of shares authorized for repurchase under the repurchase program. The most recent increase occurred in May 2010 and brought the number of shares authorized for repurchase over the life of the program to 15,000,000 shares. There is no expiration date for the repurchase program. As of June 30, 2010, the Company had repurchased 13,928,475 shares of its common stock.
Item 3 — Defaults Upon Senior Securities — None.
Item 4 — (Removed and Reserved)
Item 5 — Other Information — None.
Item 6 — Exhibits
3.1	Amended and Restated Certificate of Incorporation of the Company. Incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 filed on August 9, 2007.

3.2	Amended and Restated Bylaws of the Company. Incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 filed on August 14, 2006.

3.3	Certification of Designation Increasing the Number of Shares of Series A Junior Participating Preferred Stock. Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 24, 2008.

10.1	First Amendment to Credit Agreement dated June 2, 2010 by and between CorVel Corporation and Wells Fargo Bank, National Association. Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 7, 2010.

10.2	Revolving Line of Credit Note dated June 2, 2010 by CorVel Corporation in favor of Wells Fargo Bank, National Association. Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 7, 2010.

10.3	Restated Omnibus Incentive Plan (Formerly The Restated 1988 Executive Stock Option Plan). Incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010 filed on June 11, 2010.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CORVEL CORPORATION
By:	Daniel J. Starck
Daniel J. Starck, President,
Chief Executive Officer, and Chief Operating Officer

By:	Scott R. McCloud
Scott R. McCloud,
Chief Financial Officer

August 6, 2010