Form 10-Q
period 2010-12-31
CORVEL CORP
filed 2011-02-04
CIK 874866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010

or

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value per share, as of January 31, 2011 was 11,625,618.

CORVEL CORPORATION
FORM 10-Q

Part I — Financial Information

Item 1.	Financial Statements
CORVEL CORPORATION
CONSOLIDATED BALANCE SHEETS

		December 31, 2010
	March 31, 2010	(Unaudited)
Assets
Current Assets
Cash and cash equivalents (Note A)	$10,242,000	$15,769,000
Customer deposits	1,691,000	3,219,000
Accounts receivable, net	43,930,000	43,471,000
Prepaid taxes and expenses	6,419,000	4,109,000
Deferred income taxes	4,864,000	5,927,000

Total current assets	67,146,000	72,495,000

Property and equipment, net	30,026,000	36,720,000
Goodwill	35,988,000	36,418,000
Other intangibles, net (Note F)	6,909,000	7,231,000
Other assets	299,000	89,000

TOTAL ASSETS	$140,368,000	$152,953,000

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts and taxes payable	$14,495,000	$15,632,000
Accrued liabilities	25,455,000	30,724,000

Total current liabilities	39,950,000	46,356,000

Deferred income taxes	4,690,000	4,767,000

Commitments and contingencies (Note G and H)

Stockholders’ Equity
Common stock, $.0001 par value: 60,000,000 shares authorized; 25,801,690 shares issued (12,026,502 shares outstanding, net of Treasury shares) and 25,992,150 shares issued (11,660,777 shares outstanding, net of Treasury shares) at March 31, 2010 and December 31, 2010, respectively	3,000	3,000

Paid-in capital	90,217,000	97,082,000

Treasury Stock (13,775,188 shares at March 31, 2010 and 14,331,373 shares at December 31, 2010)	(218,323,000)	(241,103,000)

Retained earnings	223,831,000	245,848,000

Total stockholders’ equity	95,728,000	101,830,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$140,368,000	$152,953,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
CONSOLIDATED INCOME STATEMENTS — UNAUDITED

	Three Months Ended December 31,
	2009	2010
REVENUES	$86,629,000	$95,282,000

Cost of revenues	64,823,000	71,461,000

Gross profit	21,806,000	23,821,000

General and administrative expenses	10,713,000	12,425,000

Income before income tax provision	11,093,000	11,396,000

Income tax provision	4,418,000	4,672,000

NET INCOME	$6,675,000	$6,724,000

Net income per common and common equivalent share
Basic	$0.55	$0.57

Diluted	$0.54	$0.56

Weighted average common and common equivalent shares
Basic	12,237,000	11,749,000

Diluted	12,426,000	11,984,000
See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
CONSOLIDATED INCOME STATEMENTS — UNAUDITED

	Nine Months Ended December 31,
	2009	2010
REVENUES	$250,357,000	$280,177,000

Cost of revenues	186,602,000	209,314,000

Gross profit	63,755,000	70,863,000

General and administrative expenses	31,369,000	38,082,000

Income before income tax provision	32,386,000	32,781,000

Income tax provision	12,907,000	10,764,000

NET INCOME	$19,479,000	$22,017,000

Net income per common and common equivalent share
Basic	$1.54	$1.86

Diluted	$1.52	$1.82

Weighted average common and common equivalent shares
Basic	12,640,000	11,855,000

Diluted	12,801,000	12,091,000
See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Nine Months Ended December 31,
	2009	2010
Cash flows from Operating Activities
NET INCOME	$19,479,000	$22,017,000

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	8,771,000	9,025,000
Loss on disposal of assets	48,000	120,000
Stock compensation expense	1,560,000	1,894,000
Write-off of uncollectible accounts	2,277,000	1,939,000

Changes in operating assets and liabilities
Accounts receivable	(5,447,000)	(1,428,000)
Customer deposits	(35,000)	(1,528,000)
Prepaid taxes and expenses	200,000	2,312,000
Other assets	96,000	210,000
Accounts and taxes payable	(1,622,000)	1,127,000
Accrued liabilities	1,203,000	3,488,000
Deferred income tax	(371,000)	(986,000)

Net cash provided by operating activities	26,159,000	38,190,000

Cash Flows from Investing Activities
Acquisition, net of operating cash received	—	(1,235,000)
Purchase of property and equipment	(8,681,000)	(13,619,000)

Net cash (used in) investing activities	(8,681,000)	(14,854,000)

Cash Flows from Financing Activities
Purchase of treasury stock	(26,987,000)	(22,780,000)
Tax effect of stock option exercises	740,000	1,757,000
Exercise of common stock options	1,753,000	3,054,000
Exercise of employee stock purchase options	164,000	160,000

Net cash (used in) financing activities	(24,330,000)	(17,809,000)

(Decrease) increase in cash and cash equivalents	(6,852,000)	5,527,000
Cash and cash equivalents at beginning of period	13,217,000	10,242,000

Cash and cash equivalents at end of period	$6,365,000	$15,769,000

Supplemental Cash Flow Information:
Income taxes paid	$11,830,000	$8,954,000
Accrual of earn-out related to acquistion	$1,100,000	$—
Purchase of software license under finance agreement	$—	$1,700,000
Accrual of legal settlement	$—	$2,800,000
See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
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
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes for the fiscal year ended March 31, 2010 included in the Company’s Annual Report on Form 10-K. Operating results for the three and nine months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2011.
     Basis of Presentation: The consolidated financial statements include the accounts of CorVel and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications were made to the prior year presentation to conform to the current year presentation.
     Use of Estimates: The preparation of financial statements conforming to accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. Actual results could differ from those estimates. Significant estimates include the allowance for doubtful accounts, accrual for bonuses, earn-out accruals, accruals for self-insurance reserves, accruals for litigation matters, share-based payments related to performance based awards, estimated claims for claims administration revenue recognition, and estimates used in stock option valuations.
     Cash and Cash Equivalents: Cash and cash equivalents consist of short-term highly-liquid investment-grade interest-bearing securities with maturities of 90 days or less when purchased. The carrying amounts of the Company’s financial instruments approximate their fair values at March 31, 2010 and December 31, 2010.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
Note A — Basis of Presentation and Summary of Significant Accounting Policies (continued)
      Goodwill: The Company accounts for its business combinations in accordance with FASB ASC 805-10 through ASC 805-50 Business Combinations which requires that the purchase method of accounting be applied to all business combinations and addresses the criteria for initial recognition of intangible assets and goodwill. In accordance with FASB ASC 350-10 through ASC 350-30, goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment annually, or more frequently if circumstances indicate the possibility of impairment. If the carrying value of goodwill or an intangible asset exceeds its fair value, an impairment loss shall be recognized. The Company’s goodwill impairment test is conducted company-wide for each reporting unit and the fair value of the reporting unit are compared to their individual carrying values. The measurement of fair value is based on an evaluation of market capitalization and is further tested using a multiple of earnings approach. For all periods presented, on material impairment existed and, accordingly, no loss was recognized.
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
     In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Multiple Deliverable Revenue Arrangements—a consensus of FASB Emerging Issues Task Force (“ASU 2009-13”). ASU 2009-13 provides for less restrictive separation criteria that must be met for a deliverable to be considered a separate unit of accounting. Additionally, under ASU 2009-13, there is a hierarchy for determining the selling price of a unit of accounting and consideration must be allocated using a relative selling price method. ASU 2009-13 will be effective for the Company on April 1, 2011; however, early adoption is permitted. The Company has reviewed the requirements of ASU 2009-13 and has determined that the pronouncement will not have an impact on the Company’s financial statements.
      The Company recognizes revenue for claims administration services over the life of the contract with our customer. The company estimates, based upon prior experience in managing claims, the deferral amount from when the claim is received to when the customer contract expires.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
Note A — Basis of Presentation and Summary of Significant Accounting Policies (continued)
     Accounts Receivable: The majority of the Company’s accounts receivable are due from companies in the property and casualty insurance industries, self-insured employers, and government entities. Accounts receivable are due within 30 days and are stated as amounts due from customers net of an allowance for doubtful accounts. Accounts that are outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company and the condition of the general economy and the industry as a whole. No one customer accounted for 10% or more of accounts receivable at either March 31, 2010 or December 31, 2010. No one customer accounted for 10% or more of revenue during either of the three and nine month periods ended December 31, 2009 or 2010.
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
     Income Taxes: The Company provides for income taxes under the liability method. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities as measured by the enacted tax rates which are expected to be in effect when these differences reverse. Income tax expense is the tax payable for the period and the change during the period in net deferred tax assets and liabilities. The balance of the unrecognized tax benefits as of March 31, 2010 and December 31, 2010 was $3,170,000 and $1,778,000, respectively.
     Earnings Per Share: Earnings per common share-basic is based on the weighted average number of common shares outstanding during the period. Earnings per common shares-diluted is based on the weighted average number of common shares and common share equivalents outstanding during the period. In calculating earnings per share, earnings are the same for the basic and diluted calculations. Weighted average shares outstanding decreased in the December 2010 quarter compared to the same quarter of the prior year for diluted earnings per share due to shares repurchased under the Company’s share repurchase program as described in Note C.
     Subsequent Event: The Company evaluated all subsequent events or transactions through January 31, 2011. During the period subsequent to December 31, 2010 the Company repurchased 39,458 shares for $1.93 million or an average of $48.92 per share. These shares were repurchased under the Company’s ongoing share repurchase program described in Note C.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
Note B — Stock Based Compensation and Stock Options
     The Company’s Restated Omnibus Incentive Plan (Formerly The Restated 1988 Executive Stock Option Plan) (“the Plan”) as in effect at December 31, 2010, permits options for up to 9,682,500 shares of the Company’s common stock to be granted over the life of the plan to key employees, non-employee directors and consultants at exercise prices not less than the fair market value of the stock at the date of grant. Options granted under the Plan are non-statutory stock options and generally vest 25% one year from date of grant and the remaining 75% vesting ratably each month for the next 36 months. The options granted to employees and the board of directors expire at the end of five years and ten years from date of grant, respectively.
     In May 2006, the Company’s Board of Directors granted performance-based stock options for 149,175 shares of common stock at fair market value at the date of grant, which will only vest if the Company attains certain earnings per share targets, as established by the Company’s Board of Directors, for calendar years 2008, 2009, and 2010. Net of cancelations due to employee terminations, options for 136,050 shares remain outstanding under these performance-based stock options as of December 31, 2010. These options were granted with an exercise price of $15.76 per share, which was the fair market value at the date of grant, and have a current valuation of $6.75 per share. The Company did not attain the targets for calendar years 2008 and 2009. The Company attained the earnings per share target for calendar year 2010 under these options and, accordingly, the Company recognized $115,000 during the December 2010 quarter and $459,000, cumulatively since the date of these option grants.
     In February 2008, the Company’s Board of Directors granted performance-based stock options for 42,000 shares of common stock at fair market value at the date of grant, which will only vest if the Company attains certain revenue targets for all services sold to claims administration clients and out-of-network bill review revenues, as established by the Company’s Board of Directors, for calendar years 2009, 2010, and 2011. The targets for the various options varied by the regions and each region has a different target. Net of cancelations due to employee terminations, options for 38,000 shares remain outstanding under these performance-based stock options as of December 31, 2010. These options were granted with an exercise price of $25.10 per share, which was the fair market value at the date of grant, and have a current valuation of $9.81 per share. Currently, management has determined that optionees with 12,000 shares attained the revenue targets for calendar year 2009 and 2010, and, accordingly, the Company has recognized $9,000 during the December 2010 quarter and $71,000, cumulatively, since the date of the option grant. Currently, management has determined that it is not probable that the revenue targets for the remaining optionees will be attained and, accordingly, the Company has recognized no stock compensation expense for those options.
     In February 2009, the Company’s Board of Directors granted performance-based stock options for 100,000 shares of common stock at fair market value at the date of grant, which will only vest if the Company attains certain earnings per share targets, as established by the Company’s Board of Directors, for calendar years 2009, 2010, and 2011. Net of cancelations due to employee terminations, options for 95,000 shares remain outstanding under these performance-based stock options as of December 31, 2010. These options were granted with an exercise price of $19.79 per share, which was the fair market value at the date of grant, and have a current valuation of $8.21 per share. The Company attained the targets for calendar year 2009 and 2010, and, accordingly, the Company has recognized stock compensation expense of $58,000 during the December 2010 quarter and $468,000, cumulatively, since the date of these option grants.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
Note B — Stock Based Compensation and Stock Options (continued)
     In February 2009, the Company’s Board of Directors granted performance-based stock options for 10,000 shares of common stock at fair market value at the date of grant, which will only vest if the Company attains certain revenue targets for all services sold to claims administration clients and out-of-network bill review revenues, as established by the Company’s Board of Directors, for calendar years 2009, 2010, and 2011. These options were granted with an exercise price of $20.37 per share, which was the fair market value at the date of grant, and have a current valuation of $8.45 per share. The Company did not achieve the revenue target for calendar year 2009 and 2010, and, accordingly, the Company has recognized no stock compensation expense for this stock option grant.
     In November 2009, the Company’s Board of Directors granted performance-based stock options for 110,000 shares of common stock at fair market value at the date of grant, which will only vest if the Company attains certain earnings per share targets, as established by the Company’s Board of Directors, for calendar years 2010, 2011, and 2012. These options were granted with an exercise price of $28.92 per share, which was the fair market value at the date of grant, and have a current valuation of $12.57 per share. The Company achieved the earnings per share target for calendar year 2010 and, accordingly, the Company recognized $104,000 of stock compensation expense for this stock option grant during the December 2010 quarter, and $415,000, cumulatively, since the date of this option grant.
     In December 2010, the Company’s Board of Directors granted performance-based stock options for 100,000 shares of common stock at fair market value at the date of grant, which will only vest if the Company attains certain earnings per share targets, as established by the Company’s Board of Directors, for calendar years 2011, 2012, and 2013. These options were granted with an exercise price of $46.14 per share, which was the fair market value at the date of grant, and have a current valuation of $18.72 per share. The Company will review for the probability of attaining each calendar year’s target starting during the first quarter of calendar year 2011.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
Note B — Stock Based Compensation and Stock Options (continued)
     The tables below shows the amounts recognized in the financial statements for the three and nine months ended December 31, 2009 and 2010, respectively.

	Three Months Ended
	December 31, 2009	December 31, 2010
Cost of revenues	$227,000	$166,000
General and administrative	345,000	465,000

Total cost of stock-based compensation included in income before income tax provision	572,000	631,000
Amount of income tax benefit recognized	(210,000)	(252,000)

Amount charged against net income	$362,000	$379,000

Effect on diluted net income per share	$(0.03)	$(0.03)

	Nine Months Ended
	December 31, 2009	December 31, 2010
Cost of revenues	$516,000	$447,000
General and administrative	1,044,000	1,447,000

Total cost of stock-based compensation included in income before income tax provision	1,560,000	1,894,000
Amount of income tax benefit recognized	(605,000)	(726,000)

Amount charged against income	$955,000	$1,168,000

Effect on diluted income per share	$(0.07)	$(0.10)

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
Note B — Stock Based Compensation and Stock Options (continued)
     Summarized information for all stock options for the three and nine months ended December 31, 2009 and 2010 follows:

	Three Months Ended December 31, 2009		Three Months Ended December 31, 2010
	Shares	Average Price	Shares	Average Price

Options outstanding, beginning	1,036,528	$21.01	1,027,189	$24.55
Options granted	122,500	29.13	106,825	46.13
Options exercised	(52,682)	14.76	(73,998)	20.12
Options cancelled	(940)	28.89	(68,166)	15.85

Options outstanding, ending	1,105,406	$22.20	991,850	$27.80

	Nine Months Ended December 31, 2009		Nine Months Ended December 31, 2010
	Shares	Average Price	Shares	Average Price

Options outstanding, beginning	1,115,171	$20.31	1,065,403	$22.57
Options granted	171,900	27.83	199,825	42.24
Options exercised	(150,958)	14.74	(203,536)	18.63
Options cancelled	(30,707)	21.81	(69,842)	15.97

Options outstanding, ending	1,105,406	$22.20	991,850	$27.80

     The following table summarizes the status of stock options outstanding and exercisable at December 31, 2010:

					Exercisable
		Weighted	Outstanding	Exercisable	Options -
		Average	Options -	Options -	Weighted
		Remaining	Weighted	Number of	Average
	Number of	Contractual	Average	Exercisable	Exercise
Range of Exercise Price	Outstanding Options	Life	Exercise Price	Options	Price

$11.99 to $19.79	256,197	2.33	$17.50	122,494	$17.21
$19.83 to $27.15	263,039	2.96	$24.50	135,303	$24.55
$28.92 to $32.44	257,991	3.08	$29.81	100,231	$30.32
$33.79 to $47.70	214,623	4.81	$41.74	14,222	$35.01

Total	991,850	3.23	$27.80	372,250	$24.09

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
Note B — Stock Based Compensation and Stock Options (continued)
     A summary of the status for all outstanding options at December 31, 2010, and changes during the three months then ended, is presented in the table below:

			Weighted Average	Aggregate
			Remaining	Intrinsic Value
		Weighted Average	Contractual	as of December 31,
	Number of Options	Exercise Per Share	Life (Years)	2010

Options outstanding at October 1, 2010	1,027,189	$24.55
Granted	106,825	46.13
Exercised	(73,998)	20.12
Cancelled — forfeited	(456)	29.41
Cancelled — expired	(67,710)	15.76

Ending outstanding	991,850	$27.80	3.23	$20,380,251

Ending vested and expected to vest	886,844	$27.11	3.11	$18,838,365

Ending exercisable at December 31, 2010	372,250	$24.09	2.45	$9,031,739

     The weighted-average grant-date fair value of options granted during the three months ended December 31, 2009 and 2010, was $12.64 and $16.28, respectively.
     The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model with the assumptions included in the table below. The Company uses historical data among other factors to estimate the expected volatility, the expected option life, and the expected forfeiture rate. The risk-free rate is based on the interest rate paid on a U.S. Treasury issue with a term similar to the estimated life of the option. Based upon the historical experience of options cancellations, the Company has estimated an annualized forfeiture rate of 9.81% and 9.27% for the three months ended December 31, 2009 and 2010, respectively. Forfeiture rates will be adjusted over the requisite service period when actual forfeitures differ, or are expected to differ, from the estimate. The following assumptions were used to estimate the fair value of options granted during the three months ended December 31, 2009 and 2010 using the Black-Scholes option-pricing model:

	Three Months Ended December 31,
	2009	2010

Risk-free interest rate	2.34%	2.15%
Expected volatility	47%	46%
Expected dividend yield	0.00%	0.00%
Expected forfeiture rate	9.81%	9.27%
Expected weighted average life of option in years	4.8 years	4.7 years
     All options granted in the three months ended December 31, 2009 and 2010 were granted at fair market value and are non-statutory stock options.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
Note C — Treasury Stock and Subsequent Event
     The Company’s Board of Directors initially approved the commencement of a share repurchase program in the fall of 1996. In June 2010, the Board approved an 850,000 share expansion of the repurchase program to 15,000,000 shares over the life of the share repurchase program. Since the commencement of the share repurchase program, the Company has spent $241 million to repurchase 14,331,373 shares of its common stock, equal to 55% of the outstanding common stock had there been no repurchases. The average price of these repurchases is $16.82 per share. These repurchases have been funded primarily from the net earnings of the Company, along with the proceeds from the exercise of common stock options. During the three months ended December 31, 2010, the Company repurchased 238,700 shares for $11.0 million, or an average of $46.09 per share. During the nine months ended December 31, 2010, the Company repurchased 556,185 shares for $22.8 million, or an average of $40.96 per share. The Company had 11,660,777 shares of common stock outstanding as of December 31, 2010, net of the 14,331,373 shares in treasury. Subsequent to the end of the quarter, through January 21, 2011, the Company repurchased 39,458 shares of common stock for $1.93 million, or an average of $48.92 per share.
Note D — Weighted Average Shares and Net Income Per Share
     Weighted average basic common and common equivalent shares decreased from 12,237,000 for the quarter ended December 31, 2009 to 11,749,000 for the quarter ended December 31, 2010. Weighted average diluted common and common equivalent shares decreased from 12,426,000 for the quarter ended December 31, 2009 to 11,984,000 for the quarter ended December 31, 2010. The net decrease in both of these weighted share calculations is due to the repurchase of common stock as noted above, offset by an increase in shares outstanding due to the exercise of stock options under the Company’s employee stock option plan. The decrease in basic and diluted shares for the nine months ended December 31, 2009 and 2009 was due to the same reason noted above.
     Net income per common and common equivalent shares was computed by dividing net income by the weighted average number of common and common stock equivalents outstanding during the quarter. The calculations of the basic and diluted weighted shares for the three months and nine months ended December 31, 2009 and 2010, are as follows:

	Three Months Ended December 31,
	2009	2010
Net Income	$6,675,000	$6,724,000

Basic:
Weighted average common shares outstanding	12,237,000	11,749,000

Net Income per share	$0.55	$0.57

Diluted:
Weighted average common shares outstanding	12,237,000	11,749,000
Treasury stock impact of stock options	189,000	235,000

Total common and common equivalent shares	12,426,000	11,984,000

Net Income per share	$0.54	$0.56

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
Note D — Weighted Average Shares and Net Income Per Share (continued)

	Nine Months Ended December 31,
	2009	2010
Net Income	$19,479,000	$22,017,000

Basic:
Weighted average common shares outstanding	12,640,000	11,855,000

Net Income per share	$1.54	$1.86

Diluted:
Weighted average common shares outstanding	12,640,000	11,855,000
Treasury stock impact of stock options	161,000	236,000

Total common and common equivalent shares	12,801,000	12,091,000

Net Income per share	$1.52	$1.82

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
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

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
Note F — Other Intangible Assets
     Other intangible assets consist of the following at December 31, 2010:

					Cost, Net of
			Nine Months Ended	Accumulated	Accumulated
			December 31, 2010	Amortization at	Amortization at
Item	Life	Cost	Amortization Expense	December 31, 2010	December 31, 2010

Covenants Not to Compete	5 Years	$775,000	$120,000	$474,000	$301,000
Customer Relationships	18-20 Years	8,273,000	338,000	1,501,000	6,772,000
TPA Licenses	15 Years	204,000	11,000	46,000	158,000

Total		$9,252,000	$469,000	$2,021,000	$7,231,000

Note G — Line of Credit
     In June 2010, the Company renewed a credit agreement that had been in place throughout fiscal 2010. The line is with a financial institution to provide a revolving credit facility with borrowing capacity of up to $10 million. Borrowings under this agreement, as amended, bear interest, at the Company’s option, at a fixed LIBOR-based rate plus 1.50% or at a fluctuating rate determined by the financial institution to be 1.50% above the daily one-month LIBOR rate. The loan covenants require the Company to maintain the current assets to liabilities ratio of at least 1.25:1, debt to tangible net worth not greater than 1.25:1 and have positive net income. There were no outstanding revolving loans at any time during fiscal 2010 or the nine months ended December 31, 2010, or as of the date hereof, but letters of credit in the aggregate amount of $6.3 million have been issued separate from the line of credit and therefore do not reduce the amount of borrowings available under the revolving credit facility. The renewed credit agreement expires in September 2011.
Note H — Contingencies, Litigation and Subsequent Event
     In February 2005, Kathleen Roche, D.C., as plaintiff, filed a putative class action in Circuit Court for the 20th Judicial District, St. Clair County, Illinois, against the Company. The case sought unspecified damages based on the Company’s alleged failure to direct patients to medical providers who were members of the CorVel CorCare PPO network and also alleged that the Company used biased and arbitrary computer software to review medical providers’ bills. On October 29, 2010, the Company entered into a settlement agreement providing for the payment of $2.1 million to class members and up to an additional $700,000 for attorneys’ fees and expenses, and as a result the Company accrued $2.8 million of estimated liability for this settlement agreement during the quarter ended September 30, 2010. None of these amounts have been paid through January 31, 2011. The Company denies that its conduct was improper in any way and has denied all liability. In exchange for the settlement payment by the Company, class members consisting of Illinois medical providers (excluding hospitals) have released the Company and all of its affiliates for claims relating to any PPO or usual and customary reductions recommended by the Company on class members’ medical bills. On January 21, 2011, the Circuit Court gave final approval to the settlement and awarded class counsel $700,000 in attorneys’ fees and expenses and a $5,000 incentive award to Kathleen Roche, the class representative.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
Note H — Contingencies and Litigation (continued)
     In December 2006, Southwest Louisiana Hospital Association dba Lake Charles Memorial Hospital filed a class action arbitration with the American Arbitration Association against the Company (Southwest Louisiana Hospital Association d/b/a. Lake Charles Memorial Hospital, individually and on behalf of those similarly situated v. CorVel Corporation, AAA Case No. 11 193 2760 06). Lake Charles Memorial Hospital alleges that the Company violated Louisiana’s Any Willing Provider Act (the “AWPA”), which requires a payor accessing a preferred provider contract to give 30 days’ advance written notice or point of service notice in the form of a benefit card before the payor accesses the discounted rates in the contract to pay the provider for services rendered to an insured under that payor’s health benefit plan. In response, the Company filed a counter-suit on December 7, 2007 (CorVel Corporation v. Dr. Kevin Gorin, et. al, Docket No. 653896, 24th Judicial District Court for the Parish of Jefferson, State of Louisiana) seeking a declaratory judgment challenging the constitutionality of the AWPA’s damage provision. In the first phase of the arbitration, the clause construction phase, which concluded in September 2010, the arbitration panel decided that the arbitration agreement between the Company and Lake Charles Memorial Hospital permits class actions. The Company has filed for judicial review of the clause construction phase decision. The three additional phases of the arbitration (the class certification, class notification and merits phases) have been stayed. The Company intends to pursue all available legal remedies. The Company intends to vigorously defend the arbitration and to prosecute its constitutional challenge to the AWPA, but there can be no assurance that the Company will be successful in doing so. The Company is not able to estimate the amount of possible loss, if any, at this time.
     The Company is involved in other litigation arising in the normal course of business. Management believes that resolution of these matters will not result in any payment that, in the aggregate, would be material to the financial position or results of the operations of the Company.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This report may include certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including (without limitation) statements with respect to anticipated future operating and financial performance, growth and acquisition opportunities and other similar forecasts and statements of expectation. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “would,” “could,” and “should”, and variations of these words and similar expressions, are intended to identify these forward-looking statements, and include, but are not limited to, statements regarding projected results of operations, management’s future strategic plans, market acceptance and performance of our software and services, the competitive nature of and anticipated growth in our markets, the status of pending litigation, our accounting estimates, and our assumptions and judgments. Forward-looking statements made by the Company and its management are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance.
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
Patient Management Services
     In addition to its network solutions services, the Company offers a range of patient management services, which involve working on a one-on-one basis with injured employees and their various healthcare professionals, employers and insurance company adjusters. The services are designed to monitor the medical necessity and appropriateness of healthcare services provided to workers’ compensation and other healthcare claimants and to expedite return to work. The Company offers these services on a stand-alone basis, or as an integrated component of its medical cost containment services. Additionally, the Company provides claims administration services as a third party administrator (“TPA”).
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
Summary of Quarterly Results
     The Company generated revenues of $95.3 million for the quarter ended December 31, 2010; an increase of $8.7 million, or 10.0%, compared to revenues of $86.6 million for the quarter ended December 31, 2009. The increase in revenues was primarily due to an increase in patient management business for the Company’s TPA services. Network solutions revenue increased primarily due to an increase in the Company’s pharmacy and directed care revenues. As the Company has expanded the offer of its TPA services, it has found the directed care and TPA services to be synergistic as customers that buy one service can easily buy the other.
     The Company’s cost of revenues increased by $6.6 million, from $64.8 million in the December 31, 2009 quarter to $71.5 million in the December 31, 2010 quarter, an increase of 10.2%. This increase was primarily due to the 10.2% increase in revenues noted above. More of the Company’s growth came from an increase in the revenues from TPA services, pharmacy and direct care services which generate a lower gross margin than the Company’s other services which caused a greater increase in cost of revenues as compared to revenues.
     The Company’s general and administrative expense increased by $1.7 million, from $10.7 million in the December 31, 2009 quarter to $12.4 million in the December 31, 2010 quarter, an increase of 16.0%. This increase is primarily due to an increase in the Company’s legal costs, systems costs, and to a lesser extent sales, marketing and product management costs. The increase in legal costs is due to a general increase in the costs to resolve pending litigation. Additionally, the Company’s systems costs increased from $6.2 million in the quarter ended December 31, 2009 to $6.6 million in the quarter ended December 31, 2010. The Company is increasing its investment in software capabilities for bill review and claims administration.

     The Company’s income tax expense increased by $0.3 million, or 5.7%, from $4.4 million, in the December 31, 2009 quarter to $4.7 million in the December 31, 2010 quarter. The increase in income tax expense is primarily due to the increase in income before income taxes from $11.1 million in the quarter ended December 31, 2009 to $11.4 million in the quarter ended December 31, 2010.
     Weighted average diluted shares decreased from 12.4 million shares in the December 31, 2009 quarter to 12.0 million shares in the December 31, 2010 quarter, a decrease of 0.4 million shares, or 3.6%. This decrease was due primarily to the repurchase of 724,373 shares in the four quarters ended December 2010. The decrease in shares resulting from the shares repurchased was offset by the exercise of stock options during the last four quarters.
     Diluted earnings per share increased from $0.54 in the December 31, 2009 quarter to $0.56 in the December 31, 2010 quarter, an increase of $0.02 per share, or 3.7%. The increase in diluted earnings per share was primarily due to a decrease in diluted share, as noted above, and to lasser extent to the increase in net income.
Results of Operations for the three months ended December 31, 2009 and 2010
     The Company derives its revenues from providing patient management and network solutions services to payors of workers’ compensation benefits, auto insurance claims and health insurance benefits. Patient management services include utilization review, medical case management, vocational rehabilitation, and claims administration. Network solutions revenues include fee schedule auditing, hospital bill auditing, independent medical examinations, diagnostic imaging review services and preferred provider referral services. The percentage of total revenues attributable to patient management and network solutions services for the quarters ended December 31, 2009 and December 31, 2010 are as follows:

	December 31, 2009	December 31, 2010
Patient management services	47.4%	46.6%
Network solutions services	52.6%	53.4%

     The following table sets forth, for the periods indicated, the dollar amounts, dollar and percent changes, share changes and the percentage of revenues represented by items reflected in the Company’s consolidated income statements for the quarters ended December 31, 2009 and December 31, 2010. The Company’s past operating results are not necessarily indicative of future operating results.

	Three Months Ended	Three Months Ended		Percentage
	December 31, 2009	December 31, 2010	Change	Change

Revenue	$86,629,000	$95,282,000	$8,653,000	10.0%
Cost of revenues	64,823,000	71,461,000	6,638,000	10.2%

Gross profit	21,806,000	23,821,000	2,015,000	9.2%

Gross profit as percentage of revenue	25.2%	25.0%

General and administrative	10,713,000	12,425,000	1,712,000	16.0%
General and administrative as percentage of revenue	12.4%	13.0%

Income before income tax provision	11,093,000	11,396,000	303,000	2.7%

	12.8%	12.0%
Income before income tax provision as percentage of revenue

Income tax provision	4,418,000	4,672,000	254,000	5.7%

Net income	$6,675,000	$6,724,000	$49,000	0.7%

Weighted Shares
Basic	12,237,000	11,749,000	(488,000)	(4.0)%
Diluted	12,426,000	11,984,000	(442,000)	(3.6)%

Earnings Per Share
Basic	$0.55	$0.57	$0.02	3.6%
Diluted	$0.54	$0.56	$0.02	3.7%
Revenues
Change in revenue from the quarter ended December 31, 2009 to the quarter ended December 31, 2010
     Revenues increased from $86.6 million for the three months ended December 31, 2009 to $95.3 million for the three months ended December 31, 2010, an increase of $8.7 million, or 10.0%. The increase was primarily due to an increase in the Company’s patient management revenues by $3.4 million or 8.2% from $41.1 million in the December 31, 2009 quarter to $44.4 million in the December 31, 2010 quarter. This increase was primarily due to improvements in customer utilization of the Company’s TPA services. This was complemented by an increase in network solutions revenue by $5.3 million, or 11.6%, from $45.6 million in the December 31, 2009 quarter to $50.9 million in the December 31, 2010 quarter. This increase was primarily due to an increase in revenues from the Company’s pharmacy and directed care services.
     The Company believes that referral volume in patient management services and bill review volume in network solutions services may decrease or reflect nominal growth until there is growth in the number of work related injuries and workers’ compensation related claims.

Cost of Revenue
     The Company’s cost of revenues consist of direct expenses, costs directly attributable to the generation of revenue, and field indirect costs which are incurred in the field offices of the Company. Direct costs are primarily case manager salaries, bill review analysts, related payroll taxes and fringe benefits, costs for independent medical examination (IME) and diagnostic imaging providers. Most of the Company’s revenues are generated in offices which provide both patient management services and network solutions services. The largest of the field indirect costs are manager salaries and bonus, account executive base pay and commissions, administrative and clerical support, field systems personnel, prescription drug costs, PPO network developers, related payroll taxes and fringe benefits, office rent, and telephone expense. Approximately 40% of the costs incurred in the field are costs which support both the patient management services and network solutions operations of the Company’s field offices, such as district managers, account executives, rent, and telephone.
Change in cost of revenue from the quarter ended December 31, 2009 to the quarter ended December 31, 2010
     The Company’s costs of revenue increased from $64.8 million in the quarter ended December 31, 2009 to $71.5 million in the quarter ended December 31, 2010, an increase of $6.6 million or 10.2%. This increase was primarily due to the costs associated with the increase in demand for the Company’s TPA services, and to a lesser extent, the Company’s pharmacy and directed care services, which are high-cost services. The increase in cost of revenues of 12.2% approximated the 11.9% increase in revenues.
General and Administrative Expense
     For the quarter ended December 31, 2010, general and administrative expense consisted of approximately 53% of corporate systems costs which include corporate systems support, implementation and training, amortization of software development costs, depreciation of the hardware costs in the Company’s national systems, the Company’s nation wide area network and other systems related costs. The remaining 47% of the general and administrative expense consisted of national marketing, national sales support, corporate legal, corporate insurance, human resources, accounting, product management, new business development and other general corporate matters.
Change in general and administrative expense from the quarter ended December 31, 2009 to the quarter ended December 31, 2010
     General and administrative expense increased from $10.7 million in the quarter ended December 31, 2009 to $12.4 million in the quarter ended December 31, 2010, an increase of $1.7 million, or 16.0%. This increase is primarily due to an increase in the Company’s legal costs, systems costs, and to a lesser extent sales, marketing and product management costs. The increase in legal costs is due to a general increase in the costs to resolve pending litigation. Additionally, the Company’s systems costs increased from the hiring of additional programmers and consultants. The Company is increasing its investment in software capabilities for bill review and claims administration.
Change in Income Tax Provision from the quarter ended December 31, 2009 to the quarter ended December 31, 2010
     The Company’s income tax expense increased by $0.3 million, or 5.7%, from $4.4 million for the quarter ended December 31, 2009 to $4.7 million for the quarter ended December 31, 2010 due to the increase in income before income taxes from $11.1 million to $11.4 million. The Company’s income tax provision rate was 40% during the quarter ended December 31, 2009 and 41% for the quarter ended December 31, 2010.

Results of Operations for the nine months ended December 31, 2009 and the nine months ended December 31, 2010
     The following table sets forth, for the periods indicated, the dollar amounts, dollar and percent changes, share changes, and the percentage of revenues represented by certain items reflected in the Company’s consolidated income statements for the nine months ended December 31, 2009 and December 31, 2010. The Company’s past operating results are not necessarily indicative of future operating results.

	Nine Months Ended	Nine Months Ended		Percentage
	December 31, 2009	December 31, 2010	Change	Change

Revenue	$250,357,000	$280,177,000	$29,820,000	11.9%
Cost of revenues	186,602,000	209,314,000	22,712,000	12.2%

Gross profit	63,755,000	70,863,000	7,108,000	11.1%

Gross profit as percentage of revenue	25.5%	25.3%

General and administrative	31,369,000	38,082,000	6,713,000	21.4%
General and administrative as percentage of revenue	12.5%	13.6%

Income before income tax provision	32,386,000	32,781,000	395,000	1.2%

	12.9%	11.7%
Income before income tax provision as percentage of revenue

Income tax provision	12,907,000	10,764,000	(2,143,000)	(16.6)%

Net income	$19,479,000	$22,017,000	$2,538,000	13.0%

Weighted Shares
Basic	12,640,000	11,855,000	(785,000)	(6.2)%
Diluted	12,801,000	12,091,000	(710,000)	(5.5)%

Earnings Per Share
Basic	$1.54	$1.86	$0.32	20.8%
Diluted	$1.52	$1.82	$0.30	19.7%
Revenues
Change in revenue from the nine months ended December 31, 2009 to the nine months ended December 31, 2010
     Revenues increased from $250.4 million for the nine months ended December 31, 2009 to $280.2 million for the nine months ended December 31, 2010, an increase of $29.8 million or 11.9%. The Company’s patient management revenues increased $21.9 million or 20.0% from $109.9 million in the nine months ended December 31, 2009 to $131.8 million in the nine months ended December 31, 2010. This increase was primarily due to improvements in customer utilization of the Company’s TPA services. The Company’s network solutions revenues increased from $140.5 million in the nine months ended December 31, 2009 to $148.3 million in the nine months ended December 31, 2010, an increase of $7.9 million or 5.6%. This increase was primarily due to an increase in customer utilization of the Company’s pharmacy and directed care services.

Cost of Revenue
Change in cost of revenue from the nine months ended December 31, 2009 to the nine months ended December 31, 2010
     The Company’s cost of revenue increased from $186.6 million in the nine months ended December 31, 2009 to $209.3 million in the nine months ended December 31, 2010, an increase of $22.7 million, or 12.2%. The increase in cost of revenues of 12.2% approximates the increase in revenues of 11.9%. This increase was primarily due to the costs associated with the increase in demand for the Company’s TPA services, directed care and pharmacy services, which are lower margin services. The Company’s TPA service costs increased $15.0 million and pharmacy costs increased $9.8 million in the nine months ended December 31, 2010 from the comparable nine month period in 2009.
General and Administrative Costs
Change in cost of general and administrative expense from the nine months ended December 31, 2009 to the nine months ended December 31, 2010
     General and administrative expense increased from $31.4 million in the nine months ended December 31, 2009 to $38.1 million in the nine months ended December 31, 2010, an increase of $6.7 million, or 21.4%. This increase is primarily due to an increase in the Company’s legal costs. Legal costs increased due to the $2.8 million accrual of estimated costs to settle the litigation as discussed in Note H to the Company’s Consolidated Financial Statements. Systems cost increased from $18.0 million to $18.8 million due to an increase in software development expenditures to further improve the Company’s TPA product. The Company expects software development expenditures to increase. Exclusive of the $2.8 million accrual noted above, general and administrative costs increased 12.5%, which approximated the 11.9% increase in revenues. The Company tries to limit the growth in general and administrative costs to the growth in the Company’s revenues and gross profit.
Change in Income Tax Provision from the nine months ended December 31, 2009 to the nine months ended December 31, 2010
     The Company’s income tax expense decreased by $2.1 million, or 16.6%, from $12.9 million for the nine months ended December 31, 2009 to $10.8 million for the nine months ended December 31, 2010 due to the resolution of outstanding state tax issues which resulted in a reduction to the income tax liability of $1.8 million. This was slightly offset by an increase in income before income taxes from $32.4 million to $32.8 million. The income tax expense as a percentage of income before income taxes, also known as the effective tax rate, was 40% for the nine months ended December 31, 2009 and 33% for the nine months ended December 31, 2010. The income tax provision rates were based upon management’s review of the Company’s estimated annual income tax rate, including state taxes. This effective tax rate differed from the statutory federal tax rate of 35.0% primarily due to state income taxes, the liability reduction and certain non-deductible expenses. It is expected that the future effective income tax rate will return to the 38% to 40% range.
Liquidity and Capital Resources
     The Company has historically funded its operations and capital expenditures primarily from cash flow from operations, and, to a lesser extent, stock option exercises. Working capital decreased $1.1 million, or 4%, from $27.2 million as of March 31, 2010 to $26.1 million as of December 31, 2010, primarily due to an increase in accrued liabilities from $25.5 million as of March 31, 2010 to $30.7 million as of December 31, 2010. The increase in accrued liabilities is primarily due to the accrued legal settlement noted above.
     The Company believes that cash from operations and funds from exercises of stock options granted to employees, and our $10 million available line of credit are adequate to fund existing obligations, repurchase shares of the Company’s common stock under its current share repurchase program, introduce new services, and continue to develop healthcare related businesses for at least the next twelve months. The Company regularly evaluates cash requirements for current operations and commitments, capital acquisitions and other strategic transactions. The Company may elect to raise additional funds for these purposes, through debt or equity financings or otherwise, as appropriate. Additional equity or debt financing may not be available when needed, on terms favorable to us or at all.
     As of December 31, 2010, the Company had $15.8 million in cash and cash equivalents, invested primarily in short-term, interest-bearing, highly liquid investment-grade securities with maturities of 90 days or less in federally regulated banks.
     In June 2010, the Company renewed a credit agreement that had been in place throughout fiscal 2010. The line is with a financial institution to provide a revolving credit facility with borrowing capacity of up to $10 million. Borrowings under this agreement bear interest, at the Company’s option, at a fixed LIBOR-based rate plus 1.50% or at a fluctuating rate determined by the financial institution to be 1.50% above the daily one-month LIBOR rate. The loan covenants require the Company to maintain the current assets to liabilities ratio of at least 1.25:1, debt to tangible net worth not greater than 1.25:1 and have positive net income. There were no outstanding revolving loans at any time during fiscal 2010, or the nine months ended December 31, 2010, but letters of credit in the aggregate amount of $6.3 million have been issued under a letter of credit sub-limit that does not reduce the amount of borrowings available under the revolving credit facility. The credit agreement expires in September 2011.
     The Company has historically required substantial capital to fund the growth of its operations, particularly working capital to fund the growth in accounts receivable and capital expenditures. The Company believes, however, that the cash balance at December 31, 2010 along with anticipated internally generated funds, will be sufficient to meet the Company’s expected cash requirements for at least the next twelve months.
Operating Cash Flows
Nine months ended December 31, 2009 compared to nine months ended December 31, 2010
     Net cash provided by operating activities increased from $26.2 million in the nine months ended December 31, 2009 to $38.2 million in the nine months ended December 31, 2010. The increase in cash flow from operating activities was primarily due to the increase in net income to $22.0 million for the nine months ended December 31, 2010 from $19.5 million for the nine months ended December 31, 2009, an increase of $2.5 million and the improvement in accounts receivable collection. Accounts receivable was a $5.4 million use of cash during the nine months ended December 31, 2009 and was just a $1.4 million use of cash during the nine months ended December 31, 2010 as days sales outstanding improved from 47 days at December 31, 2009 to 42 days at December 31, 2010. Without the improvement in the days sales outstanding, the increase in revenue would have created a greater use of cash caused by an increase in accounts receivable due to the increase in revenues with the same days sales outstanding. Additionally, accrued liabilities increased by $2.3 million primarily due to the accrual of the legal settlement noted above.
Investing Activities
Nine months ended December 31, 2009 compared to nine months ended December 31, 2010
     Net cash flow used in investing activities increased from $8.7 million in the nine months ended December 31, 2009 to $14.9 million in the nine months ended December 31, 2010, an increase of $6.2 million. The increase in net cash used in investing activities is primarily due to an increase in the office furniture, application software licenses, and the amount of software capitalized for the nine months ended December 31, 2010. Additionally, during the quarter ended December 31, 2010, the Company spent $1.2 million on a small TPA acquisition. During the nine months ended December 31, 2009, the Company did not have any acquisitions.
Financing Activities
Nine months ended December 31, 2009 compared to nine months ended December 31, 2010
     Net cash flow used in financing activities decreased from $24.3 million for the nine months ended December 31, 2009 to $17.8 million for the nine months ended December 31, 2010, a decrease of $6.5 million. The decrease in cash flow used in financing activities was primarily due to a decrease in purchases under the Company’s share repurchase program, partially offset by an increase in the number of options exercised. During the nine months ended December 31, 2010, the Company spent $22.8 million to repurchase 556,185 shares of its common stock. During the nine months ended December 31, 2009, the Company spent $27.0 million to repurchase 924,247 shares of its common stock. The Company has historically used cash provided by operating activities and from the exercise of stock options to repurchase stock. The Company expects it may use some of the $15.8 million of cash on its balance sheet at December 31, 2010 to repurchase additional shares of stock.
Contractual Obligations
     The following table summarizes the Company’s contractual obligations outstanding as of December 31, 2010.

	Payments Due by Period
		Within One	Between One and	Between Three and	More than
	Total	Year	Three Years	Five Years	Five Years

Operating leases	$48,840,000	$13,677,000	$18,987,000	$11,771,000	$4,405,000
Uncertain tax positions	1,370,000	1,370,000	—	—	—
Software licenses	1,700,000	850,000	850,000	—	—
Earn out obligation	500,000	500,000	—	—	—

Total	$52,410,000	$16,397,000	$19,837,000	$11,771,000	$4,405,000

     Operating leases are rents paid for the Company’s physical locations.
Litigation
     In February 2005, Kathleen Roche, D.C., as plaintiff, filed a putative class action in Circuit Court for the 20th Judicial District, St. Clair County, Illinois, against the Company. The case sought unspecified damages based on the Company’s alleged failure to direct patients to medical providers who were members of the CorVel CorCare PPO network and also alleged that the Company used biased and arbitrary computer software to review medical providers’ bills. On October 29, 2010, the Company entered into a settlement agreement providing for the payment of $2.1 million to class members and up to an additional $700,000 for attorneys’ fees and expenses, as a result the Company accrued $2.8 million of estimated liability for this settlement agreement during the quarter ended September 30, 2010. The Company denies that its conduct was improper in any way and has denied all liability. In exchange for the settlement payment by the Company, class members consisting of Illinois medical providers (excluding hospitals) have released the Company and all of its affiliates for claims relating to any PPO or usual and customary reductions recommended by the Company on class members’ medical bills. On January 21, 2011, the Circuit Court gave final approval to the settlement and awarded class counsel $700,000 in attorneys’ fees and expenses and a $5,000 incentive award to Kathleen Roche, the class representative.
     In December 2006, Southwest Louisiana Hospital Association dba Lake Charles Memorial Hospital filed a class action arbitration with the American Arbitration Association against the Company (Southwest Louisiana Hospital Association d/b/a. Lake Charles Memorial Hospital, individually and on behalf of those similarly situated v. CorVel Corporation, AAA Case No. 11 193 2760 06). Lake Charles Memorial Hospital alleges that the Company violated Louisiana’s Any Willing Provider Act (the “AWPA”), which requires a payor accessing a preferred provider contract to give 30 days’ advance written notice or point of service notice in the form of a benefit card before the payor accesses the discounted rates in the contract to pay the provider for services rendered to an insured under that payor’s health benefit plan. In response, the Company filed a counter-suit on December 7, 2007 (CorVel Corporation v. Dr. Kevin Gorin, et. al, Docket No. 653896, 24th Judicial District Court for the Parish of Jefferson, State of Louisiana) seeking a declaratory judgment challenging the constitutionality of the AWPA’s damage provision. In the first phase of the arbitration, the clause construction phase, which concluded in September 2010, the arbitration panel decided that the arbitration agreement between the Company and Lake Charles Memorial

Hospital permits class actions. The Company has filed for judicial review of the clause construction phase decision. The three additional phases of the arbitration (the class certification, class notification and merits phases) have been stayed. The Company intends to pursue all available legal remedies. The Company intends to vigorously defend the arbitration and to prosecute its constitutional challenge to the AWPA, but there can be no assurance that the Company will be successful in doing so. The Company is not able to estimate the amount of possible loss, if any, at this time.
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
     We have identified the following accounting policies as critical to us: 1) revenue recognition, 2) cost of revenues, 3) allowance for uncollectible accounts, 4) goodwill and long-lived assets, 5) accrual for self-insured costs, 6) accounting for income taxes, 7) share-based compensation and 8) contingent liabilities related to litigation.

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
     The Company must make significant management judgments and estimates in determining contractual and bad debt allowances in any accounting period. One significant uncertainty inherent in the Company’s analysis is whether its past experience will be indicative of future periods. Although the Company considers future projections when estimating contractual and bad debt allowances, the Company ultimately makes its decisions based on the best information available to it at that time. Adverse changes in general economic conditions or trends in reimbursement amounts for the Company’s services could affect the Company’s contractual and bad debt allowance estimates, collection of accounts receivable, cash flows, and results of operations. No one customer accounted for 10% or more of accounts receivable at March 31, 2010 or December 31, 2010.
     Goodwill and Long-Lived Assets: Goodwill arising from business combinations represents the excess of the purchase price over the estimated fair value of the net assets of the acquired business. Pursuant to ASC 350-10 through ASC 350-30, “Goodwill and Other Intangible Assets,” goodwill is tested annually for impairment, or more frequently if circumstances indicate the potential for impairment. Also, management tests for impairment of its amortizable intangible assets and long-lived assets and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company’s impairment is conducted at a company-wide level. The measurement of fair value is based on an evaluation of market capitalization and is further tested using a multiple of earnings approach. In projecting the Company’s cash flows, management considers industry growth rates and trends and cost structure changes. No changes or events occurred which indicated a need to test impairment during the December 2010 quarter. However, future events or changes in current circumstances could affect the recoverability of the carrying value of goodwill and long-lived assets. Should an asset be deemed impaired, an impairment loss would be recognized to the extent the carrying value of the asset exceeded its estimated fair market value.
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
     Share-Based Compensation: The Company accounts for share based compensation in accordance with the provisions of ASC Topic 718 “Compensation — Stock Compensation”. Under ASC 718, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Some of the stock options are performance based and the stock compensation expense is recorded based upon the actual results compared to the option targets. For the quarter ended December 31, 2010, the Company recorded share-based compensation expense of $630,000. Share-based compensation expense recognized in the first nine months of fiscal 2011 is based on awards ultimately expected to vest; therefore, it has been reduced for estimated forfeitures. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
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
Recent Accounting Standards Update
     In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Multiple Deliverable Revenue Arrangements—a consensus of FASB Emerging Issues Task Force (“ASU 2009-13”). ASU 2009-13 provides for less restrictive separation criteria that must be met for a deliverable to be considered a separate unit of accounting. Additionally, under ASU 2009-13, there is a hierarchy for determining the selling price of a unit of accounting and consideration must be allocated using a relative-selling price method. ASU 2009-13 will be effective for the Company on April 1, 2011; however, early adoption is permitted. The Company has reviewed the requirements of ASU 2009-13 and has determined that the pronouncement will not have an impact on the Company’s financial statements.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk
     As of December 31, 2010, the Company held no market risk sensitive instruments for trading purposes, and the Company did not employ any derivative financial instruments, other financial instruments, or derivative commodity instruments to hedge any market risk. The Company had no debt outstanding as of December 31, 2010, and therefore, had no market risk related to debt.
Item 4 — Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2010, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
     There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     In February 2005, Kathleen Roche, D.C., as plaintiff, filed a putative class action in Circuit Court for the 20th Judicial District, St. Clair County, Illinois, against the Company. The case sought unspecified damages based on the Company’s alleged failure to direct patients to medical providers who were members of the CorVel CorCare PPO network and also alleged that the Company used biased and arbitrary computer software to review medical providers’ bills. On October 29, 2010, the Company entered into a settlement agreement providing for the payment of $2.1 million to class members and up to an additional $700,000 for attorneys’ fees and expenses, and as a result the Company accrued $2.8 million of estimated liability for this settlement agreement during the quarter ended September 30, 2010. The Company denies that its conduct was improper in any way and has denied all liability. In exchange for the settlement payment by the Company, class members consisting of Illinois medical providers (excluding hospitals) have released the Company and all of its affiliates for claims relating to any PPO or usual and customary reductions recommended by the Company on class members’ medical bills. On January 21, 2011, the Circuit Court gave final approval to the settlement and awarded class counsel $700,000 in attorneys’ fees and expenses and a $5,000 incentive award to Kathleen Roche, the class representative.
     In December 2006, Southwest Louisiana Hospital Association dba Lake Charles Memorial Hospital filed a class action arbitration with the American Arbitration Association against the Company (Southwest Louisiana Hospital Association d/b/a. Lake Charles Memorial Hospital, individually and on behalf of those similarly situated v. CorVel Corporation, AAA Case No. 11 193 2760 06). Lake Charles Memorial Hospital alleges that the

Company violated Louisiana’s Any Willing Provider Act (the “AWPA”), which requires a payor accessing a preferred provider contract to give 30 days’ advance written notice or point of service notice in the form of a benefit card before the payor accesses the discounted rates in the contract to pay the provider for services rendered to an insured under that payor’s health benefit plan. In response, the Company filed a counter-suit on December 7, 2007 (CorVel Corporation v. Dr. Kevin Gorin, et. al, Docket No. 653896, 24th Judicial District Court for the Parish of Jefferson, State of Louisiana) seeking a declaratory judgment challenging the constitutionality of the AWPA’s damage provision. In the first phase of the arbitration, the clause construction phase, which concluded in September 2010, the arbitration panel decided that the arbitration agreement between the Company and Lake Charles Memorial Hospital permits class actions. The Company has filed for judicial review of the clause construction phase decision. The three additional phases of the arbitration (the class certification, class notification and merits phases) have been stayed. The Company intends to pursue all available legal remedies. The Company intends to vigorously defend the arbitration and to prosecute its constitutional challenge to the AWPA, but there can be no assurance that the Company will be successful in doing so. The Company is not able to estimate the amount of possible loss, if any, at this time.
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
Legal
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
     In February 2005, Kathleen Roche, D.C., as plaintiff, filed a putative class action in Circuit Court for the 20th Judicial District, St. Clair County, Illinois, against us. The case sought unspecified damages based on our alleged failure to direct patients to medical providers who were members of the CorVel CorCare PPO network and also alleged that we used biased and arbitrary computer software to review medical providers’ bills. On October 29, 2010, we entered into a settlement agreement providing for the payment of $2.1 million to class members and up to an additional $700,000 for attorneys’ fees and expenses, and as a result we accrued $2.8 million of estimated liability for this settlement agreement during the quarter ended September 30, 2010. In exchange for the settlement payment by the Company, class members consisting of Illinois medical providers (excluding hospitals) have released the Company and all of its affiliates for claims relating to any PPO or usual and customary reductions recommended by the Company on class members’ medical bills. On January 21, 2011, the Circuit Court gave final approval to the settlement and awarded class counsel $700,000 in attorneys’ fees and expenses and a $5,000 incentive award to Kathleen Roche, the class representative.
     In December 2006, Southwest Louisiana Hospital Association dba Lake Charles Memorial Hospital filed a class action arbitration with the American Arbitration Association against us (Southwest Louisiana Hospital Association d/b/a. Lake Charles Memorial Hospital, individually and on behalf of those similarly situated v. CorVel Corporation, AAA Case No. 11 193 2760 06). Lake Charles Memorial Hospital alleges that the Company violated Louisiana’s Any Willing Provider Act (the “AWPA”), which requires a payor accessing a preferred provider contract to give 30 days’ advance written notice or point of service notice in the form of a benefit card before the payor accesses the discounted rates in the contract to pay the provider for services rendered to an insured under that payor’s health benefit plan. In response, we filed a counter-suit on December 7, 2007 (CorVel Corporation v. Dr. Kevin Gorin, et. al, Docket No. 653896, 24th Judicial District Court for the Parish of Jefferson, State of Louisiana) seeking a declaratory judgment challenging the constitutionality of the AWPA’s damage provision. In the first phase of the arbitration, the clause construction phase, which concluded in September 2010, the arbitration panel decided that the arbitration agreement between us and Lake Charles Memorial Hospital permits class actions. We have filed for judicial review of the clause construction phase decision. An unfavorable outcome in this litigation could materially adversely affect our business, financial condition or results of operations.
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

Regulatory
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

Business Environment
Growth Oriented
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
Customers
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
Services
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
Systems
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
Employment
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
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
     There were no sales of unregistered securities during the period covered by this report. The following table shows the repurchases of the Company’s common stock made by or on behalf of the Company in open-market transactions for the quarter ended December 31, 2010 pursuant to a publicly announced plan.

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that may yet
	Total Number of	Average Price Paid	Part of Publicly	be Purchased Under
Period	Shares Purchased	Per Share	Announced Program	the Program

October 1 to October 31, 2010	47,832	$43.83	47,832	859,495
November 1 to November 30, 2010	145,325	46.30	45,325	714,170
December 1 to December 31, 2010	45,543	47.82	45,543	668,627

Total	238,700	$46.09	138,700	668,627

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
10.1 Settlement Agreement and General Release between Corvel Corporation and Kathleen Roche, D.C., individually and on behalf of others similarly situated, dated October 29, 2010. Incorporate herein by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 8, 2010.
10.2† Summary of terms of oral agreement to repurchase shares of common stock held by Corstar Holdings, Inc. filed herewith.
10.3† Stock Option Agreement dated December 6, 2010 between the company and Daniel J. Starck, providing performance vesting. Filed herewith.
10.4† Stock Option Agreement dated December 6, 2010 between the company and Scott R. McCloud, providing performance vesting. Filed herewith.
10.5† Stock Option Agreement dated December 6, 2010 between the company and Donald C. McFarlane, providing performance vesting. Filed herewith.
10.6† Stock Option Agreement dated December 6, 2010 between the company and Diane Blaha, providing performance vesting. Filed herewith.
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

†	Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. In accordance with Rule 24b-2, these confidential portions were omitted from this exhibit and filed separately with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CORVEL CORPORATION
By:	Daniel J. Starck
Daniel J. Starck, President,
Chief Executive Officer, and Chief Operating Officer

By:	Scott R. McCloud
Scott R. McCloud,
Chief Financial Officer
February 4, 2011