Form 10-K
period 2011-03-31
CORVEL CORP
filed 2011-06-10
CIK 874866

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2011
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

As of September 30, 2010, the aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates of the Registrant was approximately $276,324,000 based on the closing price per share of $42.45 for the Registrant’s common stock as reported on the Nasdaq Global Select Market on such date multiplied by 6,509,406 shares (total outstanding shares of 11,834,279 less 5,324,873 shares held by affiliates) of the Registrant’s common stock which were outstanding on such date. For the purposes of the foregoing calculation only, all of the Registrant’s directors, executive officers and persons known to the Registrant to hold ten percent or greater of the Registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: As of June 8, 2011, there were 11,602,078 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Items 10 through 14 of Part III of this Form 10-K, to the extent not set forth herein, is incorporated herein by reference to portions of the Registrant’s definitive proxy statement for the Registrant’s 2011 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended March 31, 2011. Except with respect to the information specifically incorporated by reference in this Form 10-K, the Registrant’s definitive proxy statement is not deemed to be filed as a part of this Form 10-K.

CORVEL CORPORATION

2011 FORM 10-K ANNUAL REPORT

i

In this report, the terms “CorVel”, “Company”, “we”, “us”, and “our” refer to CorVel Corporation and its subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, but not limited to, the statements about our plans, strategies and prospects under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. Words such as “anticipates”, “expects”, “intends”, “plans”, “predicts”, “believes”, “seeks”, “estimates”, “may”, “will”, “should”, “would”, “could”, “potential”, “continue”, “strive”, “ongoing” and variations of these words or similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on management’s current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by management, and we can give no assurance that we will achieve our plans, intentions or expectations. Certain important factors could cause actual results to differ materially from the forward-looking statements we make in this report. Representative examples of these factors include (without limitation):

•	General industry and economic conditions;

•	Cost of capital and capital requirements;

•	Competition from other managed care companies;

•	The Company’s ability to renew and/or maintain contracts with its customers on favorable terms or at all;

•	The ability to expand certain areas of the Company’s business;

•	Possible litigation and legal liability in the course of operations, and the Company’s ability to settle or otherwise resolve such litigation;

•	The ability of the Company to produce market-competitive software;

•	Increases in operating expenses, including employee wages and benefits;

•	Changes in regulations affecting the workers’ compensation, insurance and healthcare industries in general;

•	The ability to attract and retain key personnel;

•	Shifts in customer demands; and

•	The availability of financing in the amounts, at the times, and on the terms necessary to support the Company’s future business.

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

In addition to the compensation process, cost containment and claims management continue to be significant employer concerns and many look to managed care vendors and third party administrators for cost savings solutions. The Company believes that cost drivers in workers’ compensation include: implementing effective return to work and transitional duty programs, coordinating medical care, medical cost management, recognizing fraud and abuse, and improving communications with injured workers. CorVel provides solutions using a holistic approach to cost containment and by looking at a complete savings solutions. Often one of the biggest cost drivers is not recognizing a complex claim at the onset of an injury often resulting in claims being open longer and resulting in delayed return to work. CorVel uses an integrated claims model that controls claims costs by advocating medical management at the onset of the injury to decrease administrative costs and to shorten the length of the disability.

Some states have adopted legislation for managed care organizations (MCO) in an effort to allow employers to control their worker’s compensation costs. A managed care plan is organized to serve the medical needs of injured workers in an efficient and cost-effective manner by managing the delivery of medical services through appropriate health care professionals. CorVel is registered wherever legislation mandates, where it is beneficial for the Company to obtain a license, or where the MCO is an effective utilized mandate. Since MCO legislation varies by state, CorVel’s state offerings vary as well. CorVel continually evaluates new legislation to ensure it is in compliance and can offer services to its customers and prospects.

FISCAL 2011 DEVELOPMENTS

Company Stock Repurchase Program

During fiscal 2011, the Company continued to repurchase shares of its common stock under a plan originally approved by the Company’s Board of Directors in 1996. In May 2010, the Company’s Board of Directors increased the number of shares authorized to be repurchased over the life of the plan to 15,000,000 shares. During fiscal 2011, the Company spent $30.6 million to repurchase 715,975 shares of its common stock. Since commencing this program in the fall of 1996, the Company has repurchased 14,491,163 shares of its common stock through March 31, 2011, at a cost of $249 million. These repurchases were funded primarily from the Company’s operating cash flows.

BUSINESS — SERVICES

The Company offers services in two general categories, network solutions and patient management, to assist its customers in managing the increasing medical costs of workers’ compensation, group health and auto insurance, and monitoring the quality of care provided to claimants. CorVel reduces claims costs by advocating medical management at the onset of an injury to decrease administrative costs and to shorten the length of the disability. These solutions offer personalized treatment programs that use precise treatment protocols to advocate timely, quality care for injured workers.

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

Payors are able to review and approve bills online as well as access savings reports through an online portal, CareMC. The process is paperless, through scanning and electronic data interface (“EDI”), while proving to be cost effective and efficient. CorVel’s solutions are fully customizable and can be tailored to meet unique payor requirements.

Bill Review Services include:

•	Coding review and rebundling

•	Reasonable and customary review

•	Fee schedule analysis

•	Out-of-network bill review

•	Pharmacy review

•	PPO management

•	Repricing

PPO Management

PPOs are groups of hospitals, physicians and other healthcare providers that offer services at pre-negotiated rates to employee groups. The Company believes that PPO networks offer the employer an additional means of managing healthcare costs by reducing the per-unit price of medical services provided to employees. CorVel began offering a proprietary national PPO network in 1992 and today it is comprised of over 750,000 board certified providers. In September 2010, the Company launched a PPO Provider look-up application for the iPhone and iPad. The application is available to the public and makes it easier to locate a provider in the CorVel network. Users can find providers based on current location and by specialty.

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

In total, the Company has more than 220 national, regional and local personnel supporting the CorVel network. This number includes a national PPO manager in addition to locally based PPO developers who are responsible for local recruitment, contract negotiations, credentialing and re-credentialing of providers, and working with customers to develop customer specific provider networks. Each bill review unit has provider relations support staff to address provider grievances and other billing issues.

Providers are selected from criteria based on quality, range of services, price and location. Each provider is thoroughly evaluated and credentialed, then re-credentialed every three years. Through this extensive evaluation process, we believe the PPO networks are able to provide significant hospital, physician and ancillary medical savings, while striving to maintain high quality care. Provider network services include a national network for all medical coverages, board certified physicians, provider credentialing, patient channeling, online PPO look-up, printable directories and driving directions, and Managed Care Organizations (MCO).

Enhanced Bill Review

CorVel’s enhanced bill review program allows claim payors to adjust individual line item charges on all bills to reasonable and customary levels while removing all error and billing discrepancies with professional review. The enhanced bill review program scrutinizes each hospital line description and charge as a separate and distinct claim for reimbursement. CorVel’s proprietary Universal Chargemaster defines each code and description, enabling its registered nurses to identify errors, duplicate charges, re-bundle exploded charges, correct quantity discrepancies and remove unused supplies.

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

Pharmacy Services

CorVel provides patients with a full-feature pharmacy program that offers discounted prescriptions, drug interaction monitoring and eligibility confirmation. Our pharmacy network of nationally recognized pharmacies provides savings off the retail price of prescriptions associated with a workers’ compensation claim. The Company’s pharmacy services program includes preferred access to a national pharmacy network, streamlined processing for pharmacies at point of sale, mail order and 90-day retail options and peer-to-peer medication review services.

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

Clearinghouse Services

CorVel’s proprietary medical review software and claims management technology interfaces with multiple clearinghouses. The Company’s clearinghouse services provides for medical review, conversion of electronic forms to appropriate payment formats, seamless submittal of bills for payments and rules engines used to help ensure jurisdictional compliance.

Patient Management

CorVel offers a unique approach to claims administration and patient management. This integrated service model controls claims by advocating medical management at the onset of the injury to decrease administrative costs and to shorten the length of the disability. The Company offers these services on a stand-alone basis or as an integrated component of its medical cost containment services.

Claims Management

CorVel has been a third party administrator (“TPA”) offering claims management services since January 2007. The Company serves customers in the self-insured or commercially insured markets. Claims are reported via an electronic first notice of loss (FNOL) to the claims management portal, www.caremc.com. FNOLs are immediately processed by CorVel’s proprietary rules engine, which provides alerts and recommendations throughout the life of a claim. This technology instantly assigns an expert claims professional, while simultaneously determining if a claim requires any immediate attention for triage.

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

24/7 Nurse Triage

This service was introduced in 2009 as an extended feature of case management services. Employees can call at the time of injury or incident and speak with a nurse who specializes in occupational injuries. An assessment is immediately made to recommend self-care, or referral for further medical care if needed. CorVel is able to provide quick and accurate care intervention, often preventing a minor injury from becoming an expensive claim. The 24/7 nurse triage services provides channeling to a preferred network of providers, allows employer access to online case information, comprehensive incident gathering, and healthcare advocacy for injured workers.

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

Vocational Rehabilitation

CorVel’s Vocational Rehabilitation program is designed for injured workers needing assistance returning to work or retaining employment. This comprehensive suite of services helps employees who are unable to perform previous work functions and who faces the possibility joining the open labor market to seek re-employment. These services are available unbundled, on an integrated basis as dictated by the requirement of each case and client preference, or by individual statutory requirements. Vocational rehabilitation services include ergonomic assessments, rehabilitation plans, transferable skills analysis, labor market services, resume’ development, job analysis and development, job placement, and expert testimony.

Life Care Planning

Life Care Planning is used to project long-term future needs, services and related costs associated with catastrophic injury. CorVel’s Life Care Plans summarize extensive amounts of medical data and compile it into a comprehensive report for future care requirements, aiding improved outcomes and timely resolution of claims. Some of the features of the Company’s Life Care Planning services include: comprehensive documentation, projecting future care requirements, customized reporting, and costs specific to local areas.

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

Liability Claims Management

CorVel also offers liability claims management services that can be sold as a stand-alone service or part of patient management. The Company’s services include auto liability, general liability, product liability, personal injury, professional liability and property damage, accidents and weather-related damage. This service includes claims management, adjusting services, litigation management, claims subrogation, and investigations.

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

Adoption of Imaging Technologies and Paperless Workflow

Utilizing scanning and automated data capture processes allows the Company to process incoming paper and electronic claims documents, including medical bills, with less manual handling and which has improved the Company’s workflow processes. This has benefitted both the Company, in terms of cost-savings, and the Company’s customers, in improved savings results.

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

Claims Processing

We continue to develop our claims system capabilities which fit well with the Company’s preference for owning and maintaining our own software assets. Integration projects, some already completed, are underway to present more of this claims-centric information available through the CareMC web portal. The Company’s goal is to continue to modernize user interfaces, and to streamline the delivery of this information to our customers, giving more rapid feedback and putting real-time information in the hands of our customers.

INDUSTRY, CUSTOMERS AND MARKETING

CorVel serves a diverse group of customers that include insurers, third party administrators, self-administered employers, government agencies, municipalities, state funds, and numerous other industries. CorVel is able to provide workers’ compensation services to virtually any size employer and in any state or region of the United States. No single customer of the Company represented more than 10% of revenues in fiscal 2009, 2010, or 2011. Many claims management decisions in workers’ compensation are the responsibility of the local claims office of national or regional insurers. The Company’s national branch office network enables the Company to market and offer its services at both a local and national account level. The Company is placing increasing emphasis on national account marketing. The sales and marketing activities of the Company are conducted primarily by account executives located in key geographic areas.

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

There has been a year over year decline in claims frequency, however, there continues to be moderate increases in medical and indemnity costs. Medical costs average 60% of the total claims cost (2011 NCCI report). As these costs continue to increase faster than wages, many states might look for ways to control costs, which could affect the services offered by CorVel. Additional market challenges include uncertainty of healthcare reform and its impact to the workers’ compensation industry.

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

Healthcare Reform

There has been considerable discussion of healthcare reform at both the federal level and in numerous state legislatures in recent years. Due to uncertainties regarding the ultimate features of reform initiatives and the timing of their enactment, the Company cannot predict which, if any, reforms will be adopted, when they may be adopted, or what impact they may have on the Company. The Company is still evaluating the impact of the health reform legislation which was enacted by Congress in March 2010 on the future results and costs of the Company. The Company does not anticipate that this legislation will have a material impact on the Company’s revenue. The legislation could increase the Company’s future healthcare benefit costs.

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

EMPLOYEES

As of March 31, 2011, CorVel had 2,986 employees, including nurses, therapists, counselors and other employees. No employees are represented by any collective bargaining unit. Management believes the Company’s relationship with its employees to be good.

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

On March 25, 2011, George Raymond Williams, MD., as plaintiff, individually and on behalf of those similarly situated, filed a First Amended and Restated Petition for Damages and Class Certification in the 27th Judicial District Court, Parish of St. Landry, Louisiana, against us and our insurance carriers, Homeland Insurance Company of New York and Executive Risk Specialty Insurance Company and several other unrelated parties. The plaintiffs allege that we violated Louisiana’s Any Willing Provider Act, or AWPA, which requires a payor accessing a preferred provider contract to give 30 days’ advance written notice or point of service notice in the form of a benefit card before the payor accesses the discounted rates in the contract to pay the provider for services rendered to an insured under that payor’s health benefit plan.

On March 31, 2011, we entered into a Memorandum of Understanding with attorneys representing the plaintiffs and the class setting forth the terms of settlement of this class action lawsuit. The class action arbitration filed with the American Arbitration Association against us in December 2006 by Southwest Louisiana Hospital Association dba Lake Charles Memorial Hospital as previously disclosed is encompassed within the settlement terms of the Memorandum of Understanding. If a definitive settlement agreement is reached and approved by the court, we will pay $9 million to resolve such claims for which we have recorded a $9 million pre-tax charge to earnings during the March 2011 quarter.

There can be no assurance, however, that the parties will be able to reach a definitive settlement agreement in a timely manner or at all, that the court will approve the settlement or that a large number of class members will not opt out of the settlement. If a definitive settlement agreement is not reached or is not approved by the court, all related proceedings in State and Federal Court, as well as the Louisiana Office of Workers Compensation and the arbitration proceeding before the American Arbitration Association that have been stayed pending settlement will resume.

In February 2005, Kathleen Roche, D.C., as plaintiff, filed a putative class action in Circuit Court for the 20th Judicial District, St. Clair County, Illinois, against us. The case sought unspecified damages based on our alleged failure to direct patients to medical providers who were members of the CorVel CorCare PPO network and also alleged that we used biased and arbitrary computer software to review medical providers’ bills. On October 29, 2010, we entered into a settlement agreement providing for the payment of $2.1 million to class members and up to an additional $700,000 for attorneys’ fees and expenses, and as a result we accrued $2.8 million of estimated liability for this settlement agreement during the quarter ended September 30, 2010. On January 21, 2011, the Circuit Court gave final approval to the settlement and awarded class counsel $700,000 in attorneys’ fees and expenses and a $5,000 incentive award to Kathleen Roche, the class representative. Through March 31, 2011, the plaintiff’s attorneys had been paid but no amounts had been paid to the claimants.

There can be no assurance that we will not be subjected to additional litigation similar to the proceedings described above. Any such additional litigation could have a material adverse effect on our business, financial condition and results of operations.

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

The Company’s principal executive office is located in Irvine, California in approximately 12,000 square feet of leased space. The lease expires in March 2013. The Company leases approximately 105 branch offices in 45 states, which range in size from 500 square feet up to 24,000 square feet. The lease terms for the branch offices range from monthly to ten years and expire through 2019. The Company believes that its facilities are adequate for its current needs and that suitable additional space will be available as required.

Item 3.	Legal Proceedings.

On March 25, 2011, George Raymond Williams, MD. (“Williams”), as plaintiff, individually and on behalf of those similarly situated, filed a First Amended and Restated Petition for Damages and Class Certification in the 27th Judicial District Court, Parish of St. Landry, Louisiana, against CorVel Corporation (“CorVel”) and its insurance carriers, Homeland Insurance Company of New York and Executive Risk Specialty Insurance Company and several other unrelated parties. Williams alleges that CorVel violated Louisiana’s Any Willing Provider Act (the “AWPA”), which requires a payor accessing a preferred provider contract to give 30 days’ advance written notice or point of service notice in the form of a benefit card before the payor accesses the discounted rates in the contract to pay the provider for services rendered to an insured under that payor’s health benefit plan.

On March 31, 2011, CorVel entered into a Memorandum of Understanding with attorneys representing the plaintiffs and the class setting forth the terms of settlement of this class action lawsuit. The Memorandum of Understanding provides that subject to the execution of a mutually acceptable settlement agreement and final non-appealable approval of such settlement by the Louisiana state court, CorVel will pay $9 million to resolve claims for which CorVel recorded a $9 million pre-tax charge to earnings during the March 2011 quarter. In addition, CorVel will assign to the class certain rights it has to the proceeds of CorVel’s insurance policies relating to the claims asserted by the class. The class action arbitration filed with the American Arbitration Association against CorVel in December 2006 by Southwest Louisiana Hospital Association dba Lake Charles Memorial Hospital as previously disclosed by CorVel is encompassed within the settlement terms of the Memorandum of Understanding. Pursuant to the Memorandum of Understanding, the parties have also agreed to request that the appropriate courts stay all related proceedings in State and Federal Court, as well as the Louisiana Office of Workers Compensation and the arbitration proceeding before the American Arbitration Association in which the parties are named, until the settlement agreement is prepared, executed and receives final court approval. The settlement does not constitute an admission of liability.

In exchange for the settlement payment by CorVel, class members will release CorVel and all of its affiliates and clients for any claims relating in any way to re-pricing, payment for, or reimbursement of a workers’ compensation bill, including but not limited to claims under the AWPA. Plaintiffs have also agreed to a notice procedure that CorVel may follow in the future to comply with the AWPA. As noted, the Memorandum of Understanding is contingent upon the execution of a mutually acceptable definitive settlement agreement. Under Louisiana law, once the parties have executed such a settlement agreement, they must apply to the court for approval of the settlement following a court-supervised process of notice to the class and an opportunity for the class to be heard about the fairness of the settlement or to be excluded from the settlement. CorVel expects to be able to arrive at such a definitive settlement agreement by the end of June 2011, but there can be no assurance that the parties will be able to reach a definitive settlement agreement within that timeframe or at all, that the court will approve the settlement or that a large number of class members will not opt out of the settlement. If a definitive settlement agreement is not reached or is not approved by the court, all related proceedings in State and Federal Court, as well as the Louisiana Office of Workers Compensation and the arbitration proceeding before the American Arbitration Association that have been stayed pending settlement will resume.

In February 2005, Kathleen Roche, D.C., as plaintiff, filed a putative class action in Circuit Court for the 20th Judicial District, St. Clair County, Illinois, against the Company. The case sought unspecified damages based on the Company’s alleged failure to direct patients to medical providers who were members of the CorVel CorCare PPO network and also alleged that the Company used biased and arbitrary computer software to review medical providers’ bills. On October 29, 2010, the Company entered into a settlement agreement providing for the payment of $2.1 million to class members and up to an additional $700,000 for attorneys’ fees and expenses, and as a result the Company accrued $2.8 million of estimated liability for this settlement agreement during the quarter ended September 30, 2010. None of these amounts have been paid to the class members through March 31, 2011. The Company denies that its conduct was improper in any way and has denied all liability. In exchange for the settlement payment by the Company, class members consisting of Illinois medical providers (excluding hospitals) have released the Company and all of its affiliates for claims relating to any PPO or usual and customary reductions recommended by the Company on class members’ medical bills. On January 21, 2011, the Circuit Court gave final approval to the settlement and awarded class counsel $700,000 in attorneys’ fees and expenses and a $5,000 incentive award to Kathleen Roche, the class representative.

The Company is involved in other litigation arising in the normal course of business. Management believes that resolution of these matters will not result in any payment that, in the aggregate, would be material to the financial position or results of the operations of the Company.

Item 4.	(Removed and Reserved).

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol CRVL. The quarterly high and low per share sales prices for the Company’s common stock for fiscal years 2010 and 2011 as reported by NASDAQ are set forth below for the periods indicated. These prices represent prices among dealers, do not include retail markups, markdowns or commissions, and may not represent actual transactions.

	High	Low

Fiscal Year Ended March 31, 2010:
Quarter Ended June 30, 2009:	$25.24	$18.48
Quarter Ended September 30, 2009:	31.58	22.23
Quarter Ended December 31, 2009:	34.61	27.20
Quarter Ended March 31, 2010:	36.91	28.75
Fiscal Year Ended March 31, 2011:
Quarter Ended June 30, 2010:	$38.00	$32.04
Quarter Ended September 30, 2010:	43.76	33.10
Quarter Ended December 31, 2010:	49.65	40.63
Quarter Ended March 31, 2011:	53.34	45.75

Holders.  As of June 1, 2011, there were approximately 1,500 holders of record of the Company’s common stock according to the information provided by the Company’s transfer agent.

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

Unregistered Sales of Equity Securities.  None.

Issuer Purchases of Equity Securities:  The following table summarizes purchases of the Company’s common stock made by or on behalf of the Company for the quarter ended March 31, 2011 pursuant to a publicly announced plan.

	Total		Total Number of Shares	Maximum Number of
	Number of	Average Price	Purchased as Part of	Shares that may yet
	Shares	Paid Per	Publicly Announced	be Purchased Under
Period	Purchased	Share	Program	the Program

January 1 to January 31, 2011	39,458	$48.89	39,458	629,169
February 1 to February 29, 2011	51,716	47.91	51,716	577,453
March 1 to March 31, 2011	68,616	49.70	68,616	508,837

Total	159,790	$48.96	159,790	508,837

In 1996, the Company’s Board of Directors authorized a stock repurchase program initially for up to 100,000 shares of the Company’s common stock. The Company’s Board of Directors has periodically increased the number of shares authorized for repurchase under the program. In May 2010, the board authorized an increase in the number of shares to be repurchased over the life of the program to 15,000,000. As of March 31, 2011, the Company has repurchased 14,491,163 shares its common stock. There is no expiration date for the plan.

STOCK PERFORMANCE GRAPH

The graph depicted below shows a comparison of cumulative total stockholder returns for the Company, the Nasdaq and the Nasdaq Health Services Index over a five year period beginning on March 31, 2006. The data depicted on the graph are as set forth in the chart below the graph. The graph assumes that $100 was invested in the Company’s Common Stock on March 31, 2006, and in each index, and that all dividends were reinvested. No cash dividends have been paid or declared on the Common Stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

CORVEL STOCK PERFORMANCE GRAPH

	2006	2007	2008	2009	2010	2011
CorVel Corporation	100.00	206.06	208.38	137.74	243.53	362.26
U.S. Nasdaq	100.00	103.69	96.72	52.43	82.24	96.85
U.S. Nasdaq Healthcare Services	100.00	100.15	104.50	77.36	137.63	155.30

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

As of March 31, 2011, the Company held no market risk sensitive instruments for trading purposes and the Company did not employ any derivative financial instruments, other financial instruments, or derivative commodity instruments to hedge any market risk. The Company had no debt outstanding as of March 31, 2011, and therefore, had no market risk related to debt.

Item 8.	Financial Statements and Supplementary Data.

The Company’s consolidated financial statements, as listed under Item 15, appear in a separate section of this Annual Report on Form 10-K beginning on page 45 and are incorporated herein by this reference. The financial statement schedule is included below under Item 15(a) (2).

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of March 31, 2011 to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Our independent registered public accounting firm, Haskell & White LLP, has issued an audit report on the effectiveness of our internal control over financial reporting as of March 31, 2011 as stated in their report that is included in Part II, Item 8 herein.

Changes to Internal Control over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. During the quarter ended March 31, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information in the sections titled “Proposal One: Election of Directors,” “Corporate Governance, Board Composition and Board Committees,” “Executive Officers of CorVel,” and “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the Company’s Definitive Proxy Statement for the 2011 Annual Meeting of Stockholders is incorporated herein by reference.

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

The information in the sections titled “Executive Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” and “Compensation of Directors,” appearing in the Company’s Definitive Proxy Statement for the 2011 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information in the sections titled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matter” and “Equity Compensation Plan Information” appearing in the Company’s Definitive Proxy Statement for the 2011 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13.	Certain Relationships and Related Party Transactions, and Director Independence.

The information in the sections titled “Certain Relationships and Related Person Transactions,” “Proposal One: Election of Directors,” and “Corporate Governance, Board Composition and Board Committees” appearing in the Company’s Definitive Proxy Statement for the 2011 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information under the captions “Principal Accountant Fees and Services”, “Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors” and “Ratification of Appointment of Independent Auditors” appearing in the Company’s Definitive Proxy Statement for the 2011 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements:

The Company’s financial statements appear in a separate section of this Annual Report on Form 10-K beginning on the pages referenced below:

(2) Financial Statement Schedule:

The Company’s consolidated financial statements, as listed under Item 15(a) (1), appear in a separate section of this Annual Report on Form 10-K beginning on page 45. The Company’s financial statement schedule is as follows:

Schedule II — Valuation and Qualifying Accounts

		Additions
	Balance at	Charged to
	Beginning of	Cost and		Balance at
	Year	Expenses	Deductions	End of Year

Allowance for doubtful accounts:
Fiscal Year Ended March 31, 2011:	$2,754,000	$2,434,000	$(2,600,000)	$2,588,000
Fiscal Year Ended March 31, 2010:	2,371,000	2,868,000	(2,485,000)	2,754,000
Fiscal Year Ended March 31, 2009:	2,888,000	2,434,000	(2,951,000)	2,371,000

(3) Exhibits:

EXHIBITS

Exhibit
No.		Title	Method of Filing

2	.1†	Asset Purchase Agreement dated December 15, 2006 by and among the Company’s subsidiary, CorVel Enterprise Comp, Inc., and Hazelrigg Risk Management Services, Inc., Comp Care, Inc., Medical Auditing Services, Inc., and Arlene Hazelrigg.	Incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K filed on February 6, 2007.
2	.2†	Stock Purchase Agreement dated May 31, 2007 by and among the Company’s subsidiary, CorVel Enterprise Comp, Inc., The Schaffer Companies, Ltd., and Dawn Colwell, Christopher Schaffer, John Colwell and Kelly Ribeiro de Sa.	Incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K filed on June 6, 2007.
3.1		Amended and Restated Certificate of Incorporation of the Company	Incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 filed on August 9, 2007.
3.2		Amended and Restated Bylaws of the Company	Incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 filed on August 14, 2006.
3.3		Certificate of Designation Increasing the Number of Shares of Series A Junior Participating Preferred Stock	Incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed on November 24, 2008.
4.1		Second Amended and Restated Preferred Shares Rights Agreement, dated as of November 17, 2008, by and between CorVel Corporation and Computershare Trust Company, N.A., including the original Certificate of Designation, the Certificate of Designation Increasing the Number of Shares, the form of Right Certificate (as amended) and the Summary of Rights (as amended) attached thereto as Exhibits A-1, A-2, A-3, B and C, respectively	Incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K filed on November 24, 2008.
10	.1*	Nonqualified Stock Option Agreement between V. Gordon Clemons, the Company and North Star together with all amendments and addendums thereto	Incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 Registration No. 33-40629 initially filed on May 16, 1991.
10	.2*	Supplementary Agreement between V. Gordon Clemons, the Company and North Star	Incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 Registration No. 33-40629 initially filed on May 16, 1991.
10	.3*	Amendment to Supplementary Agreement between Mr. Clemons, the Company and North Star	Incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1992 filed on June 29, 1992.
10	.4*	Restated Omnibus Incentive Plan (Formerly The Restated 1988 Executive Stock Option Plan)	Incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010 filed on June 11, 2010.

Exhibit
No.		Title	Method of Filing

10	.5*	Forms of Notice of Grant of Stock Option, Stock Option Agreement and Notice of Exercise Under the Restated Omnibus Incentive Plan (Formerly The Restated 1988 Executive Stock Option)	Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 filed on November 9, 2006, Exhibits 10.7, 10.8 and 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994 filed on June 29, 1994, Exhibits 99.2, 99.3, 99.4, 99.5, 99.6, 99.7 and 99.8 to the Company’s Registration Statement on Form S-8 (File No. 333-94440) filed on July 10, 1995, and Exhibits 99.3 and 99.5 to the Company’s Registration Statement on Form S-8 (File No. 333-58455) filed on July 2, 1998.
10	.6*	Employment Agreement of V. Gordon Clemons	Incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 Registration No. 33-40629 initially filed on May 16, 1991.
10	.7*	Restated 1991 Employee Stock Purchase Plan, as amended	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on August 12, 2010.
10.8		Fidelity Master Plan for Savings and Investment, and amendments	Incorporated herein by reference to Exhibits 10.16 and 10.16A to the Company’s Registration Statement on Form S-1 Registration No. 33-40629 initially filed on May 16, 1991.
10.9		Second Amended and Restated Preferred Shares Rights Agreement, dated as of November 17, 2008, by and between CorVel Corporation and Computershare Trust Company, N.A., including the original Certificate of Designation, the Certificate of Designation Increasing the Number of Shares, the form of Rights Certificate (as amended) and the Summary of Rights (as amended) attached thereto as Exhibits A-1, A-2, A-3, B and C, respectively	Incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K filed on November 24, 2008.
10	.10*	Employment Agreement effective May 26, 2006 by and between CorVel Corporation and Dan Starck	Incorporated herein by reference to Exhibit 10.1 in the Company’s Form 8-K filed on May 30, 2006.
10	.11*	Stock Option Agreement and Acceleration Addendum dated May 26, 2006 by and between CorVel Corporation and Dan Starck, providing for time vesting	Incorporated herein by reference to Exhibit 10.2 in the Company’s Form 8-K filed on May 30, 2006.
10	.12†*	Stock Option Agreement and Acceleration Addendum dated May 26, 2006 by and between CorVel Corporation and Dan Starck, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 30, 2006.
10	.13†*	Stock Option Agreement dated May 26, 2006 by and between CorVel Corporation and Scott McCloud, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 2, 2006.
10	.14*†	Stock Option Agreement dated May 26, 2006 by and between CorVel Corporation and Don McFarlane, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K/A filed on July 6, 2007.

Exhibit
No.		Title	Method of Filing

10.15		Credit Agreement dated May 28, 2009 by and between CorVel Corporation and Wells Fargo Bank, National Association.	Incorporated herein by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed on June 4, 2009.
10.16		Revolving Line of Credit Note dated May 28, 2009 by CorVel Corporation in favor of Wells Fargo Bank, National Association.	Incorporated herein by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed on June 4, 2009.
10.17		Form of Partial Waiver of Automatic Option Grant executed by Directors	Incorporated herein by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 filed on November 8, 2007.
10	.18*†	Stock Option Agreement and Acceleration Addendum dated February 4, 2008 by and between CorVel Corporation and Dan Starck, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008 filed on June 16, 2008.
10	.19*†	Stock Option Agreement dated February 4, 2008 by and between CorVel Corporation and Scott McCloud, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008 filed on June 16, 2008.
10	.20*†	Stock Option Agreement dated February 4, 2008 by and between CorVel Corporation and Don McFarlane, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008 filed on June 16, 2008.
10.21		Partial Waiver of Automatic Option Grant by Jean Macino dated February 8, 2008	Incorporated herein by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008 filed on June 16, 2008.
10	.22*†	Stock Option Agreement dated February 24, 2009 by and between CorVel Corporation and Daniel J. Starck, providing for performance vesting	Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 2, 2009.
10	.23*†	Stock Option Agreement dated February 24, 2009 by and between CorVel Corporation and Scott R. McCloud, providing for performance vesting	Incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 2, 2009.
10	.24*†	Stock Option Agreement dated February 24, 2009 by and between CorVel Corporation and Donald C. McFarlane, providing for performance vesting	Incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed on March 2, 2009.
10	.25*†	Stock Option Agreement dated February 5, 2009 by and between CorVel Corporation and Diane J. Blaha, providing for performance vesting	Incorporated herein by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009 filed on June 12, 2009.
10	.26*†	Stock Option Agreement dated February 24, 2009 by and between CorVel Corporation and Diane J. Blaha, providing for performance vesting	Refiled herewith.
10.27		Summary of Terms of Oral Agreement to Repurchase Shares of Common Stock held by V. Gordon Clemons.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009 filed on February 5, 2010.
10	.28*†	Stock Option Agreement granted November 2, 2009 by and between CorVel Corporation and Daniel J. Starck, providing for performance vesting.	Refiled herewith.

Exhibit
No.		Title	Method of Filing

10	.29*†	Stock Option Agreement granted November 2, 2009 by and between CorVel Corporation and Scott R. McCloud, providing for performance vesting.	Refiled herewith.
10	.30*†	Stock Option Agreement granted November 2, 2009 by and between CorVel Corporation and Donald C. McFarlane, providing for performance vesting	Refiled herewith.
10	.31*†	Stock Option Agreement granted November 2, 2009 by and between CorVel Corporation and Diane J. Blaha, providing for performance vesting.	Refiled herewith.
10.32		First Amendment to Credit Agreement dated June 2, 2010 by and between CorVel Corporation and Wells Fargo Bank, National Association.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 7, 2010.
10.33		Revolving Line of Credit Note dated June 2, 2010 by CorVel Corporation in favor of Wells Fargo Bank, National Association.	ncorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 7, 2010.
10.34		Settlement Agreement and General Release between Corvel Corporation and Kathleen Roche, D.C., individually and on behalf of others similarly situated, dated October 29, 2010.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010 filed on November 8, 2010.
10.35		Summary of Terms of Oral Agreement to Repurchase Shares of Common Stock held by Corstar Holdings, Inc.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010 filed on November 8, 2010.
10.36		Stock Option Agreement dated December 6, 2010 between the company and Daniel J. Starck, providing performance vesting.	Incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2010 filed on February 4, 2011.
10.37		Stock Option Agreement dated December 6, 2010 between the company and Scott R. McCloud, providing performance vesting.	Incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2010 filed on February 4, 2011.
10.38		Stock Option Agreement dated December 6, 2010 between the company and Donald C. McFarlane, providing performance vesting.	Incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2010 filed on February 4, 2011.
10.39		Stock Option Agreement dated December 6, 2010 between the company and Diane Blaha, providing performance vesting.	Incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2010 filed on February 4, 2011.
21.1		Subsidiaries of the Company	Filed herewith.
23.1		Consent of Independent Registered Public Accounting Firm, Haskell & White LLP	Filed herewith.
31.1		Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2		Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

Exhibit
No.	Title	Method of Filing

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

*	— Denotes management contract or compensatory plan or arrangement.

†	— Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Securities and Exchange Commission.

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
Daniel J. Starck
President, Chief Executive Officer, and
Chief Operating Officer

Date: June 10, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 10, 2011.

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

SELECTED CONSOLIDATED FINANCIAL DATA

The following selected financial data for each of the fiscal years for the five fiscal years ended March 31, 2011, have been derived from the Company’s audited consolidated financial statements. The following data should be read in conjunction with the Company’s Consolidated Financial Statements, the related notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The following amounts are in thousands, except per share data.

	Fiscal Year Ended March 31,
	2007	2008	2009	2010	2011

Statement of Income Data:
Revenues	$274,581	$301,894	$310,076	$337,968	$380,668
Cost of revenues	208,746	223,829	236,334	252,429	284,098

Gross profit	65,835	78,065	73,742	85,539	96,570
General and administrative	35,383	39,720	42,133	42,056	59,167

Income before income taxes	30,452	38,345	31,609	43,483	37,403
Income tax provision	11,876	14,961	12,332	17,387	12,740

Net income	$18,576	$23,384	$19,277	$26,096	$24,663

Net income per share:
Basic	$1.32	$1.69	$1.43	$2.09	$2.09

Diluted	$1.30	$1.67	$1.42	$2.06	$2.05

Shares used in computing net income per share:
Basic	14,070	13,856	13,458	12,499	11,801
Diluted	14,268	14,036	13,620	12,672	12,029
Return on beginning of year equity	27.3%	29.5%	20.0%	27.1%	25.8%
Return on beginning of year assets	18.6%	20.6%	13.7%	19.0%	17.6%

	2007	2008	2009	2010	2011

Balance Sheet Data as of March 31,
Cash and cash equivalents	$15,020	$17,911	$13,217	$10,242	$12,269
Accounts receivable, net	41,027	39,164	41,249	43,930	48,964
Working capital	35,018	29,445	28,096	27,196	27,389
Total assets	113,768	140,575	137,552	140,368	164,225
Retained earnings	157,731	178,458	197,735	223,831	248,494
Treasury stock	(154,091)	(162,302)	(185,762)	(218,323)	(248,931)
Total stockholders’ equity	79,197	96,378	96,297	95,728	99,639

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

Patient Management Services

In addition to its network solutions services, the Company offers a range of patient management services, which involve working on a one-on-one basis with injured employees and their various healthcare professionals, employers and insurance company adjusters. The services are designed to monitor the medical necessity and appropriateness of healthcare services provided to workers’ compensation and other healthcare claimants and to expedite return to work. The Company offers these services on a stand-alone basis, or as an integrated component of its medical cost containment services. The Company expanded its patient management services to include the processing of claims for self-insured payors to property and casualty insurance with a combination acquisition in fiscal 2007 and 2008 and organic growth. The Company also made a small acquisition in fiscal 2009 and one in fiscal 2011.

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

Summary of Fiscal 2011 Annual Results

The Company had revenues of $381 million for fiscal year ended March 31, 2011, an increase of $43 million, or 13%, compared to $338 million for fiscal year ended March 31, 2010. This increase was primarily due to an increase in revenues from claims administration customers of our patient management services, due to an increase in such customers and an increase in the services sold to existing claims administration customers. Additionally, to a lesser extent, the Company had an increase in network solutions revenues from an increase in bill review volume and pharmacy services.

During fiscal 2011, the Company continued to improve its accounts receivable collections processes and reduced its days sales outstanding from less than 46 days at March 31, 2010 to less than 45 days at March 31, 2011. The days sales outstanding at March 31, 2011 is amongst the lowest in the Company’s history.

During fiscal 2011, the Company also continued to repurchase shares of its common stock under a plan originally approved by the Company’s Board of Directors in 1996. In May 2010, the Company’s Board of Directors increased the number of shares authorized to be repurchased over the life of the plan to 15,000,000 shares. During fiscal 2011, the Company spent $30.6 million to repurchase 715,975 shares of its common stock. Since commencing this program in the fall of 1996, the Company has repurchased 14,491,163 shares of its common stock through March 31, 2011, at a cost of $249 million. These repurchases were funded primarily from the Company’s operating cash flows.

In December 2010, the Company’s wholly owned subsidiary, CorVel Enterprise Comp, Inc., acquired 100% of the stock of Safety Risk Services, LLC (“SRS”) for $1.3 million in cash. There are no contingent purchase obligations. SRS is a third-party administrator headquartered in the state of Mississippi. The acquisition is expected to allow the Company to expand its service capabilities as a third-party administrator and provide claims processing services along with patient management services and network solutions services to an increased customer base. The results of SRS have been included in the Company’s results from the date of the acquisition through March 31, 2011. For the fiscal year ended March 31 2011, the results of the acquired business increased the Company’s revenues by an immaterial amount, approximately 1/10 of 1%. The acquisition was also immaterial relative to the Company’s net income, total assets, and shareholder’s equity.

Results of Operations

The Company derives its revenues from providing patient management and network solutions services to payors of workers’ compensation benefits, auto insurance claims and health insurance benefits. Patient management services include utilization review, medical case management, vocational rehabilitation, and claims processing. Network solutions revenues include fee schedule auditing, hospital bill auditing, independent medical examinations, diagnostic imaging review services and preferred provider referral services. The percentages of total revenues attributable to patient management and network solutions services for the fiscal years ended March 31, 2009, 2010, and 2011 are listed below.

	2009	2010	2011

Patient management services	43.2%	44.7%	47.0%

Network solutions services	56.8%	55.3%	53.0%

	100.0%	100.0%	100.0%

As noted in the table above, from fiscal 2010 to fiscal 2011 the mix of the Company’s revenues moved 2.3 percentage points from network solutions to patient management. This mix shift is primarily due to the Company’s increased focus in the sale of TPA services which are included with patient management services.

The following table shows the income statements for the past three fiscal years and the dollar changes as well as the percentage changes for each fiscal year in thousands, except for per share information.

				Amount	Amount	Percent	Percent
				Change from	Change from	Change from	Change from
	Fiscal	Fiscal	Fiscal	Fiscal 2009	Fiscal 2010 to	Fiscal 2009 to	Fiscal 2010 to
	2009	2010	2011	to 2010	2011	2010	2011

Revenues	$310,076	$337,968	$380,668	$27,892	$42,700	9.0%	12.6%
Cost of revenues	236,334	252,429	284,098	16,095	31,669	6.8	12.5

Gross profit	73,742	85,539	96,570	11,797	11,031	16.0	12.9
General and administrative	42,133	42,056	59,167	(77)	17,111	(0.2)	40.7

Income before income taxes	31,609	43,483	37,403	11,874	(6,080)	37.6	(14.0)
Income tax provision	12,332	17,387	12,740	5,055	(4,647)	41.0	(26.7)

Net income	$19,277	$26,096	$24,663	$6,819	$(1,433)	35.4%	(5.5)%

Net income per share:
Basic	$1.43	$2.09	$2.09	$0.66	$—	46.2%	0.0%
Diluted	$1.42	$2.06	$2.05	$0.64	$(0.01)	45.1%	(0.5)%
Shares used in net income per share:
Basic	13,458	12,499	11,801	(959)	(698)	(7.1)%	(5.6)%
Diluted	13,620	12,672	12,029	(948)	(643)	(7.0)%	(5.1)%

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

The following table sets forth, for the periods indicated, the percentage of revenues represented by certain items reflected in the Company’s consolidated statements of income. The Company’s past operating results are not necessarily indicative of future operating results. The percentages for the three fiscal years ended March 31, 2009, 2010 and 2011 are as follows:

	2009	2010	2011

Revenues	100.0%	100.0%	100.0%
Cost of revenues	76.2%	74.7%	74.6%

Gross profit	23.8%	25.3%	25.4%
General and administrative	13.6%	12.4%	15.5%

Income before income taxes	10.2%	12.9%	9.9%
Income tax provision	4.0%	5.1%	3.3%

Net Income	6.2%	7.8%	6.6%

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

Change in Revenue

Fiscal 2011 Compared to Fiscal 2010

Revenues increased by 13%, to $381 million in fiscal 2011, from $338 million in fiscal 2010, an increase of $43 million. The increase was primarily due to an increase in revenues from claims administration customers of our patient management services, due both to an increase in such customers and an increase in the services sold to the existing claims administration customers. Additionally, to a lesser extent, the Company had an increase in network solutions revenues from an increase in bill review volume and pharmacy services. Patient management revenues increased by $28 million, or 18%, from $151 million to $179 million. Network solutions services increased by $15 million, or 8%, from $187 million to $202 million.

Fiscal 2010 Compared to Fiscal 2009

Revenues increased by 9% to $338 million in fiscal 2010, from $310 million in fiscal 2009, an increase of $28 million. The increase was primarily due to an increase in revenue from the Company’s claims administration services, including related case management and bill review services and direct care services. Patient management revenues, which include TPA services, increased by $18 million, or 13.8%, to $151 million in fiscal 2010 due to the Company’s increased focus in the sale of these services. The Company’s network solutions services revenue, which include CareIQ directed care services, increased by $10 million, or 5.4%, to $187 million in fiscal 2010.

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

Most of the Company’s revenues are generated in offices which provide both patient management services and network solutions services. The largest of the field indirect costs are manager salaries and bonus, account executive base pay and commissions, administrative and clerical support, field systems personnel, PPO network developers, related payroll taxes, fringe benefits, office rent, and telephone expense. During fiscal 2011, approximately 31% of the costs incurred in the field are field indirect costs which support both the patient management services and network solutions operations of the Company’s field operations.

Change in Cost of Revenue

Fiscal 2011 Compared to Fiscal 2010

The Company’s cost of revenues increased from $252 million in fiscal 2010 to $284 million in fiscal 2011, an increase of 12.5% or $32 million. The increase in cost of revenues is primarily due to the 13% increase in revenues noted above. During the past three fiscal years, the Company’s gross margin has been relatively consistent at 24%, 25%, and 25% for fiscal years ended March 31, 2009, 2010 and 2011, respectively.

Fiscal 2010 Compared to Fiscal 2009

The Company’s cost of revenues increased from $236 million in fiscal 2009 to $252 million in fiscal 2010, an increase of 6.8%, or $16 million. The increase in cost of revenues was due to the costs associated with the increase in demand for the Company’s TPA services, and to a lesser extent, the CareIQ services. These services operate at a lower margin than the Company’s other services. Despite this mix shift in revenues, the Company’s operating productivity improved. As a result, the cost of revenues as a percentage of revenues decreased from 76% in fiscal 2010 to 75% in fiscal 2011. The potential increase in costs to attract and retain qualified employees may cause a significant increase in cost of revenues in the future.

General and Administrative Expense

During fiscals years 2009, 2010 and 2011, approximately 61%, 61%, and 54%, respectively, of general and administrative costs (exclusive of the $9.0 million Louisiana legal settlement accrual noted below) consisted of corporate systems costs, which include the corporate systems support, implementation and training, rules engine development, national information technology (IT) strategy and planning, depreciation of the hardware costs in the Company’s corporate offices and backup data center, the Company’s national wide area network, and other systems related costs. The Company includes all IT related costs managed by the corporate office in general and administrative whereas the field IT related costs are included in the cost of revenues. The remaining general and administrative costs consist of national marketing, national sales support, corporate legal, corporate insurance, human resources, accounting, product management, new business development, and other general corporate expenses.

Change in General and Administrative Expense

Fiscal 2011 Compared to Fiscal 2010

General and administrative costs increased 41% from $42 million in fiscal 2010 to $59 million in fiscal 2011. General and administrative expense increased as a percentage of revenue by 3.1% from 12.4% of revenue in fiscal 2010 to 15.5% of revenue in fiscal 2011 primarily due to the accrual of the $9 million legal settlement of litigation in Louisiana as noted below. Exclusive of this accrual, general and administrative costs would have been 12.4% and 13.2% of revenue in both fiscal 2010 and fiscal 2011, respectively, as the increase in general and administrative costs was commensurate with the growth in revenue. Exclusive of the Louisiana settlement accrual, general and administrative costs increased from $42 million in fiscal 2010 to $50 million in fiscal 2011. Part of the increase was also due to the settlement of the Roche litigation noted below. The Company’s systems expenses increased $0.9 million, from $24.4 million in fiscal 2010 to $25.3 million in fiscal 2011. Given the importance the Company places on its proprietary software and IT infrastructure, these costs will always be a significant portion of the Company’s general and administrative costs.

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

Fiscal 2010 Compared to Fiscal 2009

General and administrative expense was $42 million in both fiscal 2009 and fiscal 2010. General and administrative expense decreased as a percentage of revenue by 1.2% from 13.6% of revenue in fiscal 2009 to 12.4% of revenue in fiscal 2010 as these costs remained unchanged as revenues increased. The Company’s systems expenses decreased $1 million, or 2.2%, from fiscal 2009 to fiscal 2010 offset by an increase in non-systems related general and administrative costs. Given the importance the Company places on its proprietary software and IT infrastructure, these costs may increase in the future.

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

Income Tax Provision

Fiscal 2011 Compared to Fiscal 2010

The Company’s income tax expense for fiscal years 2010 and 2011 was $17 million and $13 million, respectively. The Company’s income tax expense in fiscal 2011 decreased primarily due to the decrease in pre-tax income from $43 million in fiscal 2010 to $37 million in fiscal 2011. The effective income tax rates for fiscal years 2010 and 2011 were 40% and 35% respectively. The decrease in the effective income tax rate was primarily due to the recognition of a net benefit of $1,601,000 due to the reduction in the FIN 48 liability originally recorded based upon review of the FIN 48 liability. These rates differed from the statutory federal tax rate of 35% primarily due to state income taxes and certain non-deductible expenses

Fiscal 2010 Compared to Fiscal 2009

The Company’s income tax expense for fiscal years 2009 and 2010, was $12 million and $17 million, respectively. The Company’s income tax expense in fiscal 2010 increased due to the increase in pre-tax income from $32 million in fiscal 2009 to $43 million in fiscal 2010. The effective income tax rates for fiscal years 2009 and 2010 were 39% and 40%, respectively. These rates differed from the statutory federal tax rate of 35% primarily due to state income taxes and certain non-deductible expenses.

Net Income

Fiscal 2011 Compared to Fiscal 2010

The Company’s net income for fiscal years 2010 and 2011 was $26 million and $25 million, respectively. The Company’s net income in fiscal 2011 decreased due to the $9 million accrued for the expected legal settlement of the Louisiana litigation and Roche litigation noted below offset by the increase in profits due to the increase in revenues. Revenues increased $43 million while field costs increased only $35 million. Gross margins were 25% in fiscal 2010 and 25% in fiscal 2011 as cost of revenues approximated the increase in revenues.

Fiscal 2010 Compared to Fiscal 2009

The Company’s net income for fiscal years 2009 and 2010 was $19 million and $26 million, respectively. The Company’s net income in fiscal 2010 increased due to the increase in the Company’s revenues and increase in gross margin percentage. Revenues increased $28 million from fiscal 2009 to fiscal 2010. Gross margins increased from 24% in fiscal 2009 to 25% in fiscal 2010.

Earnings per Share

Fiscal 2011 Compared to Fiscal 2010

The Company’s diluted earnings per share for fiscal years 2010 and 2011 were $2.06 and $2.05, respectively. The Company’s earnings per share in fiscal 2011 decreased due to the accrued for the expected legal settlement of the Louisiana litigation noted below. The cost was partially offset by an increase in operating income, excluding the legal accrual, and due to a reduction in shares outstanding from the Company’s share repurchase program.

Fiscal 2010 Compared to Fiscal 2009

The Company’s diluted earnings per share for fiscal years 2009 and 2010 were $1.42 and $2.06, respectively. The Company’s earnings per share in fiscal 2010 increased due to the increase in net income as noted above, offset by the decrease in diluted shares from 13.6 million to 12.7 million due to repurchases under the Company’s share repurchase program.

Liquidity and Capital Resources

The Company has historically funded its operations and capital expenditures primarily from cash flow from operations, and to a lesser extent, stock option exercises. The Company’s net accounts receivables have averaged below 46 days of average sales for the past two fiscal years. Property, net of accumulated depreciation, has historically averaged approximately 10% or less of annual revenue. These historical ratios of investments in assets used in the business has allowed the Company to generate sufficient cash flow to repurchase $249 million of its common stock during the past fifteen fiscal years, without incurring debt, on inception to date net earnings of $248 million. Working capital remained unchanged from $27 million to $27 million from March 31, 2010 to March 31, 2011.

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

As of March 31, 2011, the Company had $12 million in cash and cash equivalents, invested primarily in short-term, interest-bearing highly liquid investment-grade securities with maturities of 90 days or less.

In June 2010, the Company renewed a credit agreement that was in place throughout fiscal 2011. The line is with a financial institution to provide a revolving credit facility with borrowing capacity of up to $10 million. Borrowings under this agreement bear interest, at the Company’s option, at a fixed LIBOR-based rate plus 1.50% or at a fluctuating rate determined by the financial institution to be 1.50% above the daily one-month LIBOR rate. The loan covenants require the Company to maintain the current assets to liabilities ratio of at least 1.25:1, debt to tangible net worth not greater than 1.25:1 and have positive net income. There were no outstanding revolving loans at any time during fiscal 2011, but letters of credit in the aggregate amount of $8.0 million have been issued under a letter of credit sub-limit that does not reduce the amount of borrowings available under the revolving credit facility. The credit agreement expires in September 2011.

The Company has historically required substantial capital to fund the growth of its operations, particularly working capital to fund growth in accounts receivable and capital expenditures. The Company believes, however, that the cash balance at March 31, 2011 along with anticipated internally generated funds, and the credit facility would be sufficient to meet the Company’s expected cash requirements for at least the next twelve months.

Operating Cash Flows

Fiscal 2011 Compared to Fiscal 2010

Net cash provided by operating activities increased from $38 million in fiscal 2010 to $45 million in fiscal 2011. The increase in cash provided by operations was primarily due to an increase in accrued liabilities by $7 million for fiscal year 2010 to $15 million for fiscal year 2011 primarily due to the accrual for the expected legal settlement of the Louisiana litigation noted above. Excluding the accrual of cost for this item, income in fiscal 2011 would have been greater than fiscal 2010.

Fiscal 2010 Compared to Fiscal 2009

Net cash provided by operating activities increased from $30 million in fiscal 2009 to $38 million in fiscal 2010. The increase in cash provided by operations was primarily due to a increase in net income from $19 million for fiscal year 2009 to $26 million for fiscal year 2010.

Investing Activities

Fiscal 2011 Compared to Fiscal 2010

Net cash flow used in investing activities increased from $12 million in fiscal 2010 to $20 million in fiscal 2011. This increase in investing activity was primarily due to an increase in property additions from $12 million in fiscal 2010 to $18 million in fiscal 2011, primarily due to an increase in software development efforts. The Company expects future expenditures for property and equipment to increase if revenues increase.

Fiscal 2010 Compared to Fiscal 2009

Net cash flow used in investing activities decreased from $14 million in fiscal 2009 to $12 million in fiscal 2010. This decrease in investing activity was primarily due to a decrease in acquisitions from $3 million to $1 million. Furthermore, investing activity in capital additions increased from $10 million to $12 million.

Financing Activities

Fiscal 2011 Compared to Fiscal 2010

Net cash flow used in financing activities decreased from $29 million in fiscal 2010 to $23 million in fiscal 2011. The decrease in cash flow used in financing activities was due to a decrease in the purchase of common stock under the Company’s share repurchase program. During fiscal 2010, the Company spent $33 million to repurchase 1,092,445 shares of its common stock (at an average price of $29.80 per share). During fiscal 2011, the Company spent $31 million to repurchase 715,975 shares of its common stock (at an average price of $42.75 per share). Additionally, in fiscal year 2010, the Company realized $3 million in cash from the exercise of stock options and the related income tax benefits. In fiscal 2011, the Company realized $7 million from the exercised of stock options and the related income tax benefits.

If the Company continues to generate cash flow from operating activities, the Company may continue to repurchase shares of its common stock on the open market, if authorized by the Company’s Board of Directors, or seek to identify other businesses to acquire. In May 2010, the Board of Directors increased the number of shares authorized to be repurchased over the life of the stock repurchase program by an additional 1,000,000 shares to 15,000,000 shares. The Company has historically used cash provided by operating activities and from the exercise of stock options to repurchase stock. The Company expects that it may use some of the cash on the balance sheet at March 31, 2011 to repurchase additional shares of its common stock in the future.

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

Contractual Obligations

The following table set forth our contractual obligations at March 31, 2011, which are primarily future minimum lease payments due under non-cancelable operating leases:

		For the Fiscal Years Ended March 31:
	Total	2012	2013 - 2014	2015 - 2016	After 2016

Operating leases	$47,408,000	$13,512,000	$18,705,000	$11,673,000	$3,518,000
Uncertain tax positions	1,608,000	1,608,000	—	—	—
Software license	1,700,000	850,000	850,000	—	—

Total	$50,716,000	$15,970,000	$19,555,000	$11,673,000	$3,518,000

Litigation.  On March 25, 2011, George Raymond Williams, MD. (“Williams”), as plaintiff, individually and on behalf of those similarly situated, filed a First Amended and Restated Petition for Damages and Class Certification in the 27th Judicial District Court, Parish of St. Landry, Louisiana, against CorVel Corporation (“CorVel”) and its insurance carriers, Homeland Insurance Company of New York and Executive Risk Specialty Insurance Company and several other unrelated parties. Williams alleges that CorVel violated Louisiana’s Any Willing Provider Act (the “AWPA”), which requires a payor accessing a preferred provider contract to give 30 days’ advance written notice or point of service notice in the form of a benefit card before the payor accesses the discounted rates in the contract to pay the provider for services rendered to an insured under that payor’s health benefit plan.

On March 31, 2011, CorVel entered into a Memorandum of Understanding with attorneys representing the plaintiffs and the class setting forth the terms of settlement of this class action lawsuit. The Memorandum of Understanding provides that subject to the execution of a mutually acceptable settlement agreement and final non-appealable approval of such settlement by the Louisiana state court, CorVel will pay $9 million to resolve claims for which CorVel recorded a $9 million pre-tax charge to earnings during the March 2011 quarter. In addition, CorVel will assign to the class certain rights it has to the proceeds of CorVel’s insurance policies relating to the claims asserted by the class. The class action arbitration filed with the American Arbitration Association against CorVel in December 2006 by Southwest Louisiana Hospital Association dba Lake Charles Memorial Hospital as previously disclosed by CorVel is encompassed within the settlement terms of the Memorandum of Understanding. Pursuant to the Memorandum of Understanding, the parties have also agreed to request that the appropriate courts stay all related proceedings in State and Federal Court, as well as the Louisiana Office of Workers Compensation and the arbitration proceeding before the American Arbitration Association in which the parties are named, until the settlement agreement is prepared, executed and receives final court approval. The settlement does not constitute an admission of liability.

In exchange for the settlement payment by CorVel, class members will release CorVel and all of its affiliates and clients for any claims relating in any way to re-pricing, payment for, or reimbursement of a workers’ compensation bill, including but not limited to claims under the AWPA. Plaintiffs have also agreed to a notice procedure that CorVel may follow in the future to comply with the AWPA. As noted, the Memorandum of Understanding is contingent upon the execution of a mutually acceptable definitive settlement agreement. Under Louisiana law, once the parties have executed such a settlement agreement, they must apply to the court for approval of the settlement following a court-supervised process of notice to the class and an opportunity for the class to be heard about the fairness of the settlement or to be excluded from the settlement. CorVel expects to be able to arrive at such a definitive settlement agreement in the next 30 days[elsewhere you say “by the end of June 2011”] [How certain are you?], but there can be no assurance that the parties will be able to reach a definitive settlement agreement within that timeframe or at all, that the court will approve the settlement or that a large number of class members will not opt out of the settlement. If a definitive settlement agreement is not reached or is not approved by the court, all related proceedings in State and Federal Court, as well as the Louisiana Office of Workers

Compensation and the arbitration proceeding before the American Arbitration Association that have been stayed pending settlement will resume.

In February 2005, Kathleen Roche, D.C., as plaintiff, filed a putative class action in Circuit Court for the 20th Judicial District, St. Clair County, Illinois, against the Company. The case sought unspecified damages based on the Company’s alleged failure to direct patients to medical providers who were members of the CorVel CorCare PPO network and also alleged that the Company used biased and arbitrary computer software to review medical providers’ bills. On October 29, 2010, the Company entered into a settlement agreement providing for the payment of $2.1 million to class members and up to an additional $700,000 for attorneys’ fees and expenses, and as a result the Company accrued $2.8 million of estimated liability for this settlement agreement during the quarter ended September 30, 2010. None of these amounts have been paid tp the claimants through March 31, 2011. The Company denies that its conduct was improper in any way and has denied all liability. In exchange for the settlement payment by the Company, class members consisting of Illinois medical providers (excluding hospitals) have released the Company and all of its affiliates for claims relating to any PPO or usual and customary reductions recommended by the Company on class members’ medical bills. On January 21, 2011, the Circuit Court gave final approval to the settlement and awarded class counsel $700,000 in attorneys’ fees and expenses and a $5,000 incentive award to Kathleen Roche, the class representative.

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

Revenue Recognition:  The Company recognizes revenue when there is persuasive evidence of an arrangement, the services have been provided to the customer, the sales price is fixed or determinable, and collectability is reasonably assured. For the Company’s services, as the Company’s professional staff performs work, they are contractually permitted to bill for fees earned in fraction of an hour increments worked or by units of production. The Company recognizes revenue as the time is worked or as units of production are completed, which is when the revenue is earned and realized. Labor costs are recognized as the costs are incurred. The Company derives the majority of its revenue from the sale of Network Solutions and Patient Management services. Network Solutions and Patient Management services may be sold individually or combined with any of the services the Company provides. When a sale combines multiple elements, the Company accounts for multiple element arrangements in accordance with the guidance included in Accounting Standard Codification (“ASC”) 605-25.

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

The Company must make significant management judgments and estimates in determining contractual and bad debt allowances in any accounting period. One significant uncertainty inherent in the Company’s analysis is whether its past experience will be indicative of future periods. Although the Company considers future projections when estimating contractual and bad debt allowances, the Company ultimately makes its decisions based on the best information available to it at that time. Adverse changes in general economic conditions or trends in reimbursement amounts for the Company’s services could affect the Company’s contractual and bad debt allowance estimates, collection of accounts receivable, cash flows, and results of operations. No one customer accounted for 10% or more of accounts receivable at March 31, 2010, and 2011.

Goodwill and Long-Lived Assets:  Goodwill arising from business combinations represents the excess of the purchase price over the estimated fair value of the net assets of the acquired business. Pursuant to ASC 350-10 through ASC 350-30, “Goodwill and Other Intangible Assets,” goodwill is tested annually for impairment or more frequently if circumstances indicate the potential for impairment. Also, management tests for impairment of its amortizable intangible assets and long-lived assets annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company’s impairment is conducted at a company-wide level. The measurement of fair value is based on an evaluation of market capitalization and is further tested using a multiple of earnings approach. In projecting the Company’s cash flows, management considers industry growth rates and trends and cost structure changes. Based on the Company’s tests and reviews, no impairment of its goodwill, intangible assets or other long-lived assets existed at March 31, 2011. However, future events or changes in current circumstances could affect the recoverability of the carrying value of goodwill and long-lived assets. Should an asset be deemed impaired, an impairment loss would be recognized to the extent the carrying value of the asset exceeded its estimated fair market value.

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

Share-Based Compensation:  The Company accounts for share based compensation in accordance with the provisions of ASC Topic 718 “Compensation — Stock Compensation”. Under ASC 718, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). For the fiscal year ended March 31, 2011, the Company recorded share-based compensation expense of $2,544,000. Share-based compensation expense recognized in fiscal 2011 is based on awards ultimately expected to vest; therefore, it has been reduced for estimated forfeitures. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

The key input assumptions that were utilized in the valuation of the stock options granted during the fiscal year ended March 31, 2011 are summarized in the table below.

Weighted average option life (1)	4.7 to 4.8 years
Expected volatility (2)	46%
Risk free interest rate (3)	1.5% to 2.2%
Dividend yield	0%

(1)	The expected option term is based on historical exercise and post-vesting termination patterns.

(2)	Expected volatility represents a combination of historical stock price volatility and estimated future volatility.

(3)	The risk-free interest rate is based on the implied yield on five year United States Treasury Bill on the date of grant.

Recently Issued Accounting Standards

There have been no new accounting pronouncements which had a material impact on our consolidated financial statements and management does not believe there are any pending pronouncements that will materially impact our financial position or results of operations. Management is continuously monitoring all proposed accounting standards updates to determine the impact, if any, they will have on the Company’s future financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
CorVel Corporation

We have audited the accompanying consolidated balance sheets of CorVel Corporation (the “Company”) as of March 31, 2010 and 2011, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years ended March 31, 2009, 2010 and 2011. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule for each of the years ended March 31, 2009, 2010, and 2011. We also have audited CorVel Corporation’s internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2010 and 2011, and the consolidated results of its operations and its cash flows for each of the years ended March 31, 2009, 2010, and 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule for each of the years ended March 31, 2009, 2010, and 2011, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ HASKELL & WHITE LLP

Irvine, California
June 10, 2011

CORVEL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Years Ended March 31,
	2009	2010	2011

Revenues	$310,076,000	$337,968,000	$380,668,000
Cost of revenues	236,334,000	252,429,000	284,098,000

Gross profit	73,742,000	85,539,000	96,570,000
General and administrative	42,133,000	42,056,000	59,167,000

Income before income taxes	31,609,000	43,483,000	37,403,000
Income tax provision	12,332,000	17,387,000	12,740,000

Net income	$19,277,000	$26,096,000	$24,663,000

Net income per share:
Basic	$1.43	$2.09	$2.09

Diluted	$1.42	$2.06	$2.05

Weighted average shares outstanding:
Basic	13,458,000	12,499,000	11,801,000
Diluted	13,620,000	12,672,000	12,029,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,
	2010	2011

ASSETS
Current Assets
Cash and cash equivalents	$10,242,000	$12,269,000
Customer deposits	1,691,000	5,279,000
Accounts receivable (less allowance for doubtful accounts of $2,754,000 at March 31, 2010 and $2,588,000 at March 31, 2011)	43,930,000	48,964,000
Prepaid expenses and taxes	6,419,000	6,417,000
Deferred income taxes	4,864,000	9,298,000

Total current assets	67,146,000	82,227,000
Property and equipment, net	30,026,000	38,500,000
Goodwill	35,988,000	36,769,000
Other intangible assets, net	6,909,000	6,729,000
Non-current deferred income taxes and other assets	299,000	—

	$140,368,000	$164,225,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts and taxes payable	$14,495,000	$14,590,000
Accrued liabilities	25,455,000	40,248,000

Total current liabilities	39,950,000	54,838,000
Deferred income taxes	4,690,000	9,748,000

Total liabilities	44,640,000	64,586,000

Commitments and contingencies (Notes F, H, I, J and K)
Stockholders’ Equity
Common stock, $.0001 par value: 60,000,000 shares authorized at March 31, 2010 and 2011; 25,801,690 shares issued (12,026,502 shares outstanding, net of Treasury shares) and 11,630,921 shares issued (26,122,084 shares outstanding, net of Treasury shares) at March 31, 2010 and March 31, 2011, respectively	3,000	3,000
Paid-in-capital	90,217,000	100,073,000
Treasury Stock, at cost (13,775,188 shares at March 31, 2010 and 14,491,163 shares at March 31, 2011)	(218,323,000)	(248,931,000)
Retained earnings	223,831,000	248,494,000

Total stockholders’ equity	95,728,000	99,639,000

	$140,368,000	$164,225,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Fiscal Years Ended March 31, 2009, 2010, and 2011

							Total
	Common	Stock	Paid-in-	Treasury	Treasury	Retained	Shareholders’
	Shares	Amount	Capital	Shares	Stock	Earnings	Equity

Balance — March 31, 2008	25,480,315	$3,000	$80,219,000	(11,687,614)	$(162,302,000)	$178,458,000	$96,378,000
Stock issued under employee stock purchase plan	16,390	—	374,000	—	—	—	374,000
Stock issued under stock option plan, net of shares repurchased	103,317	—	1,766,000	—	—	—	1,766,000
Stock-based compensation expense	—	—	1,332,000	—	—	—	1,332,000
Income tax benefits from stock option exercises	—	—	630,000	—	—	—	630,000
Purchase of treasury stock	—	—	—	(995,129)	(23,460,000)	—	(23,460,000)
Net income	—	—	—	—	—	19,277,000	19,277,000

Balance — March 31, 2009	25,600,022	3,000	84,321,000	(12,682,743)	(185,762,000)	197,735,000	96,297,000

Stock issued under employee stock purchase plan	11,064	—	333,000	—	—	—	333,000
Stock issued under stock option plan, net of shares repurchased	190,604	—	2,732,000	—	—	—	2,732,000
Stock-based compensation expense	—	—	2,102,000	—	—	—	2,102,000
Income tax benefits from stock option exercises	—	—	729,000	—	—	—	729,000
Purchase of treasury stock	—	—	—	(1,092,445)	(32,561,000)	—	(32,561,000)
Net income	—	—	—	—	—	26,096,000	26,096,000

Balance — March 31, 2010	25,801,690	3,000	90,217,000	(13,775,188)	(218,323,000)	223,831,000	95,728,000

Stock issued under employee stock purchase plan	7,073	—	317,000	—	—	—	317,000
Stock issued under stock option plan, net of shares repurchased	313,321	—	4,728,000	—	—	—	4,728,000
Stock-based compensation expense	—	—	2,544,000	—	—	—	2,544,000
Income tax benefits from stock option exercises	—	—	2,267,000	—	—	—	2,267,000
Purchase of treasury stock	—	—	—	(715,975)	(30,608,000)	—	(30,608,000)
Net income	—	—	—	—	—	24,663,000	24,663,000

Balance — March 31, 2011	26,122,084	$3,000	$100,073,000	(14,491,163)	$(248,931,000)	$248,494,000	$99,639,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended March 31,
	2009	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$19,277,000	$26,096,000	$24,663,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,778,000	11,988,000	12,249,000
Loss on write down or disposal of property or capitalized software	107,000	53,000	153,000
Stock-based compensation expense	1,332,000	2,102,000	2,544,000
Provision for doubtful accounts	2,434,000	2,868,000	2,437,000
Provision for deferred income taxes	2,000	308,000	624,000
Changes in operating assets and liabilities:
Accounts receivable	(4,388,000)	(5,549,000)	(7,419,000)
Customer deposits	(1,464,000)	(227,000)	(3,588,000)
Prepaid expenses and taxes	401,000	(1,578,000)	4,000
Other assets	236,000	(245,000)	298,000
Accounts and taxes payable	(1,939,000)	(4,058,000)	85,000
Accrued liabilities	2,067,000	6,302,000	13,012,000

Net cash provided by operating activities	29,843,000	38,060,000	45,062,000

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of business, net of cash acquired	(3,365,000)	(600,000)	(1,235,000)
Purchases of property and equipment	(10,482,000)	(11,668,000)	(18,504,000)

Net cash used in investing activities	(13,847,000)	(12,268,000)	(19,739,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of employee stock purchase options	374,000	333,000	317,000
Exercise of common stock options	1,766,000	2,732,000	4,728,000
Tax benefits from stock options	630,000	729,000	2,267,000
Purchase of treasury stock	(23,460,000)	(32,561,000)	(30,608,000)

Net cash used in financing activities	(20,690,000)	(28,767,000)	(23,296,000)

Net increase (decrease) in cash and cash equivalents	(4,694,000)	(2,975,000)	2,027,000
Cash and cash equivalents at beginning of year	17,911,000	13,217,000	10,242,000

CASH AND CASH EQUIVALENTS AT END OF YEAR	$13,217,000	$10,242,000	$12,269,000

Supplemental cash flow information
Income taxes paid	$11,456,000	$17,275,000	$13,740,000
Accrual of software license purchase	$—	$—	$1,700,000
Acquisition earnout	$—	$500,000	$—
Accrual of legal settlements	$—	$—	$11,100,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009, 2010 and 2011

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

The Company evaluated all subsequent events or transactions. During the period subsequent to March 31, 2011, the Company repurchased 43,097 shares for $2.1 million or an average of $48.67 per share. These shares were repurchased under the Company’s ongoing share repurchase program described in Note G.

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

Fair Value of Financial Instruments:  The Company applies ASC 820, “Fair Value Measurements and Disclosures”) with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s Consolidated Financial Statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. The Company adopted the aspects of ASC 820 relative to nonfinancial assets and liabilities that are measured at fair value, but are recognized and disclosed at fair value on a nonrecurring basis, prospectively effective April 1, 2009. ASC 820 prioritizes the inputs used in measuring fair value into the following hierarchy:

Level 1 Quoted market prices in active markets for identical assets or liabilities;

Level 2 Observable inputs other than those included in Level 1 (for example, quoted prices for similar assets in active markets or quoted prices for identical assets in inactive markets); and

Level 3 Unobservable inputs reflecting management’s own assumptions about the inputs used in estimating the value of the asset.

The carrying amount of the Company’s financial instruments (i.e. cash, accounts receivable, accounts payable, etc.) are all Level 1 and approximate their fair values at March 31, 2010 and 2011. The Company has no Level 2 or Level 3 assets.

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

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provides. When a sale combines multiple elements, the Company accounts for multiple element arrangements in accordance with the guidance included in ASC 605-25.

In accordance with ASC 605-25, the Company allocates revenue for transactions or collaborations that include multiple elements to each unit of accounting based on its relative fair value, and recognizes revenue for each unit of accounting when the revenue recognition criteria have been met. The price charged when the element is sold separately generally determines fair value. When our customers purchase several products from CorVel, the pricing of the products sold is generally the same as if the product were sold on an individual basis. As a result, the fair value of each product sold in a multiple element arrangement is almost always determinable. In the absence of fair value of a delivered element, the Company would allocate revenue first to the fair value of the undelivered elements and the residual revenue to the delivered elements. The Company recognizes revenue for delivered elements when the delivered elements have standalone value and the Company has objective and reliable evidence of fair value for each undelivered element. If the fair value of any undelivered element included in a multiple element arrangement cannot be objectively determined, revenue is deferred until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements. Based upon the nature of the Company’s products, bundled products are generally delivered in the same accounting period. The Company recognizes revenue for claims administration services over the life of the contract with our customers. The Company estimates, based upon prior experience in managing claims, the deferral amount from when the claim is received to when the customer contract expires.

Accounts Receivable:  The majority of the Company’s accounts receivable are due from companies in the property and casualty insurance industries, self-insured employers and governmental entities. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable, along with sales adjustments, to cost of revenues when they become uncollectible. Accounts receivable includes $3,171,000 and $4,676,000 of unbilled receivables at March 31, 2010 and 2011, respectively. Unbilled receivables represent the revenue for the work performed which has not yet been invoiced to the customer. Unbilled receivables are generally invoiced within the following month.

Concentrations of Credit Risk:  Substantially all of the Company’s customers are payors of workers’ compensation expense and property and casualty insurance, which include insurance companies, third party administrators, self-insured employers and government entities. Receivables are generally due within 30 days. Credit losses relating to customers in the workers’ compensation insurance industry consistently have been within management’s expectations. Virtually all of the Company’s cash is invested at financial institutions in amounts which exceed the FDIC insurance levels. No customer accounted for 10% or more of revenue for either fiscal 2009, 2010, or 2011. No customer accounted for 10% or more of accounts receivable at either March 31, 2010 or 2011.

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

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company capitalizes software development costs intended for internal use. The Company accounts for internally developed software costs in accordance with ASC 350-40, “Internal — Use Software”. Capitalized software development costs, intended for internal use, totaled $7,984,000 (net of $34,415,000 in accumulated amortization) and $10,890,000 (net of $37,345,000 in accumulated amortization), as of March 31, 2010 and 2011, respectively. These costs are included in computer software in property and equipment and are amortized over a period of five years.

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

Goodwill and Long-Lived Assets:  Goodwill arising from business combinations represents the excess of the purchase price over the estimated fair value of the net assets of the acquired business. Pursuant to ASC 350-10 through ASC 350-30, “Goodwill and Other Intangible Assets,” goodwill is tested annually for impairment or more frequently if circumstances indicate the potential for impairment. Also, management tests for impairment of its amortizable intangible assets and long-lived assets and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company’s impairment is conducted at a regional level. The measurement of fair value is based on an evaluation using a multiple of earnings approach. In projecting the Company’s cash flows, management considers industry growth rates and trends and cost structure changes. Based on the Company’s tests and reviews, no impairment of its goodwill, intangible assets or other long-lived assets existed at March 31, 2011. However, future events or changes in current circumstances could affect the recoverability of the carrying value of goodwill and long-lived assets. Should an asset be deemed impaired, an impairment loss would be recognized to the extent the carrying value of the asset exceeded its estimated fair value. Goodwill amounted to $35,988,000 (net of accumulated amortization of $2,069,000) at March 31, 2010 and $36,769,000 (net of accumulated amortization of $2,069,000) at March 31, 2011.

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

Share-Based Compensation:  The Company accounts for share based compensation in accordance with the provisions of ASC Topic 718 “Compensation — Stock Compensation”. Under ASC 718, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). For the fiscal year ended March 31, 2009, 2010, and 2011, the Company recorded share-based compensation expense of $1,332,000, $2,102,000, and $2,544,000, respectively. Share-based compensation expense is based on awards

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ultimately expected to vest; therefore, it has been reduced for estimated forfeitures. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Earnings Per Share:  Earnings per common share-basic is based on the weighted average number of common shares outstanding during the period. Earnings per common shares-diluted is based on the weighted average number of common shares and common share equivalents outstanding during the period. In calculating earnings per share, earnings are the same for the basic and diluted calculations. Weighted average shares outstanding is greater for diluted earnings per share due to the effect of stock options.

The difference between the basic shares and the diluted shares for each of the three fiscal years ended March 31, 2009, 2010, and 2011 is as follows:

	Fiscal 2009	Fiscal 2010	Fiscal 2011

Basic weighted shares	13,458,000	12,499,000	11,801,000
Treasury stock impact of stock options	162,000	173,000	228,000

Diluted weighted shares	13,620,000	12,672,000	12,029,000

Prior Year Reclassifications:  Certain prior year amounts have been reclassified to conform to the current year presentation. The Company now shows the Customer Deposits as a separate line on the balance sheet for all periods shown in this report. In the prior year, the Company included customer deposits in cash and cash equivalents on the balance sheet and disclosed the customer deposit amount in the footnotes to the financial statements.

Recently Issued Accounting Standards

There have been no new accounting pronouncements which had a material impact on our consolidated financial statements and management does not believe there are any pending pronouncements that will materially impact our financial position or results of operations. Management is continuously monitoring all proposed accounting standards updates to determine the impact, if any, they will have on the Company’s future financial statements.

Note B —	Stock Options and Stock-Based Compensation

Under the Company’s Restated Omnibus Incentive Plan (Formerly The Restated 1988 Executive Stock Option Plan) (“the Plan”) as in effect at March 31, 2011, options for up to 9,682,500 shares of the Company’s common stock may be granted over the life of the Plan to key employees, non-employee directors and consultants at exercise prices not less than the fair market value of the stock at the date of grant. Options granted under the Plan are non-statutory stock options and generally vest 25% one year from date of grant and the remaining 75% vesting ratably each month for the next 36 months. The options granted to employees and the board of directors expires at the end of five years and ten years from date of grant, respectively.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In May 2006, the Company’s Board of Directors granted performance-based stock options for 149,175 shares of common stock at fair market value at the date of grant, which would only vest if the Company attained certain earnings per share targets, as established by the Company’s Board of Directors, for calendar years 2008, 2009, and 2010. These options were granted with an exercise price of $15.76 per share, which was the fair market value at the date of grant, and have a valuation of $6.75 per share. The Company did not attain the targets for calendar years 2008 and 2009. The Company attained the earnings per share target for calendar year 2010 which allowed for options for 68,025 shares to vest. The Company recognized $413,000 in stock compensation expense in fiscal 2011, and $459,000, cumulatively, for these options. No further stock options will vest under this grant and there will be no further recognition of stock compensation expense.

In February 2008, the Company’s Board of Directors granted performance-based stock options for 42,000 shares of common stock at fair market value at the date of grant, which will only vest if the Company attains certain revenue targets for all services sold to claims administration clients and out-of-network bill review revenues, as established by the Company’s Board of Directors, for calendar years 2009, 2010, and 2011. The targets for the various options varied by the regions managed by these optionees with each region having a different target. These options were granted with an exercise price of $25.10 per share, which was the fair market value at the date of grant, and have a valuation of $9.81 per share. Currently, management has determined that optionees with 12,000 shares attained the revenue targets for calendar year 2009 and 2010, and, accordingly, the Company has recognized $33,000 during fiscal 2011 and $82,000, cumulatively, since the date of the option grant. Currently, management has determined that it is not probable that the revenue targets for the remaining optionees will be attained and, accordingly, the Company has recognized no stock compensation expense for those options.

In February 2009, the Company’s Board of Directors granted performance-based stock options for 100,000 shares of common stock at fair market value at the date of grant, which will only vest if the Company attains certain earnings per share targets, as established by the Company’s Board of Directors, for calendar years 2009, 2010, and 2011. Net of cancelations due to employee terminations, options for 95,000 shares remain outstanding under these performance-based stock options as of March 31, 2011. These options were granted with an exercise price of $19.79 per share, which was the fair market value at the date of grant, and have a valuation of $8.21 per share. The Company attained these targets for calendar 2009 and 2010, and, accordingly, the Company has recognized stock compensation expense of $221,000 during fiscal year 2011 and $546,000, cumulatively, since the date of the option grants.

In February 2009, the Company’s Board of Directors granted performance-based stock options for 10,000 shares of common stock at fair market value at the date of grant, which will only vest if the Company attains certain revenue targets for all services sold to claims administration clients and out-of-network bill review revenues, as established by the Company’s Board of Directors, for calendar years 2009, 2010, and 2011. These options were granted with an exercise price of $20.37 per share, which was the fair market value at the date of grant, and have a valuation of $8.45 per share. The Company did not achieve the revenue target for calendar year 2009 or 2010. Currently, management has determined that it is not probable that the Company will attain the revenue targets for 2011, and, accordingly, the Company has recognized no stock compensation expense for this stock option grant during fiscal 2011.

In November 2009, the Company’s Board of Directors granted performance-based stock options for 110,000 shares of common stock at fair market value at the date of grant, which will only vest if the Company attains certain earnings per share targets, as established by the Company’s Board of Directors, for calendar years 2010, 2011, and 2012. These options were granted with an exercise price of $28.92 per share, which was the fair market value at the date of grant, and have a valuation of $12.57 per share. The Company attained the earnings per share target in calendar year 2010, and currently, management has determined that it is probable that the Company will attain the earnings per share targets for calendar year 2011. Accordingly, the Company has recognized $337,000 of stock compensation expense for this stock option grant during fiscal 2011, and $519,000, cumulatively.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2010, the Company’s Board of Directors granted performance-based stock options for 100,000 shares of common stock at fair market value at the date of grant, which will only vest if the Company attains certain earnings per share targets, as established by the Company’s Board of Directors, for calendar years 2011, 2012, and 2013. These options were granted with an exercise price of $46.14 per share, which was the fair market value at the date of grant, and have a valuation of $18.72 per share. Management has determined that it is probable that the Company will attain the earnings per share targets for calendar year 2011. Accordingly, the Company has recognized $140,000 of stock compensation expense for this stock option grant during fiscal 2011, and cumulatively.

All options granted in the three fiscal years ended March 31, 2009, 2010, and 2011 were granted at fair value and are non-statutory stock options. Summarized information for all stock options for the past three fiscal year follows:

	Fiscal 2009	Fiscal 2010	Fiscal 2011

Options outstanding — beginning of the year	1,030,858	1,115,171	1,065,403
Options granted	230,775	181,550	207,325
Options exercised	(107,640)	(200,517)	(371,057)
Options cancelled/forfeited	(38,822)	(30,801)	(88,009)

Options outstanding — end of year	1,115,171	1,065,403	813,662

During the year, weighted average exercise price of:
Options granted	$24.19	$27.98	$42.40
Options exercised	$17.23	$15.04	$20.16
Options forfeited	$23.54	$21.79	$17.53
At the end of the year
Price range of outstanding options	$9.89-$47.70	$11.00-$47.70	$11.00-$47.70
Weighted average exercise price per share	$20.31	$22.57	$29.26
Options available for future grants	996,475	845,726	726,410
Exercisable options	477,561	448,257	374,141

For the fiscal years ended March 31, 2009, 2010 and 2011, the Company recorded share-based compensation expense of $1,332,000, $2,102,000, and $2,544,000, respectively. The table below shows the amounts recognized in the financial statements for the fiscal years ended March 31, 2009, 2010 and 2011.

	Fiscal 2009	Fiscal 2010	Fiscal 2011

Cost of revenue	$539,000	$545,000	$608,000
General and administrative	793,000	1,557,000	1,936,000

Total cost of stock-based compensation included in income before income tax	1,332,000	2,102,000	2,544,000
Amount of income tax benefit recognized	519,000	841,000	986,000

Amount charged to net income	$813,000	$1,261,000	$1,558,000

Effect on basic earnings per share	$0.06	$0.10	$0.13

Effect on diluted earnings per share	$0.06	$0.10	$0.13

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model with the assumptions included in the

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

table below. The Company uses historical data among other factors to estimate the expected volatility, the expected option life, and the expected forfeiture rate. The risk-free rate is based on the interest rate paid on a U.S. Treasury issue with a term similar to the estimated life of the option. During fiscal 2011, based upon the historical experience of option cancellations, the Company used estimated forfeiture rates ranging from 8.9% to 9.3%. Forfeiture rates will be adjusted over the requisite service period when actual forfeitures differ, or are expected to differ, from the estimate.

The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for fiscal years ended March 31, 2009, 2010 and 2011:

	Fiscal 2009	Fiscal 2010	Fiscal 2011

Expected volatility	40% to 45%	46% to 47%	46%
Risk free interest rate	1.9% to 3.2%	2.0% to 2.7%	1.5% to 2.2%
Dividend yield	0.0%	0.0%	0.0%
Weighted average option life	4.7 to 5.0 years	4.8 to 5.0 years	4.7 to 4.8 years

The following table summarizes the status of stock options outstanding and exercisable at March 31, 2011:

			Outstanding	Exercisable	Exercisable
		Weighted	Options –	Options –	Options –
	Number of	Average	Weighted	Number of	Weighted
	Outstanding	Remaining	Average	Exercisable	Average
Range of Exercise Prices	Options	Contractual Life	Exercise Price	Options	Exercise Price

$14.76 to $20.83	204,537	2.86	$18.70	157,382	$18.33
$21.76 to $27.03	175,405	3.08	25.27	102,605	25.33
$27.04 to $33.79	225,470	3.09	29.77	112,979	29.98
$33.80 to $47.70	208,250	4.82	42.44	1,175	47.70

Total	813,662	3.47	$29.26	374,141	$23.86

A summary of the status for all outstanding options at March 31, 2011, and changes during the fiscal year then ended is presented in the table below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic Value
	Number of	Exercise Price	Contractual	as of March 31,
	Options	per Share	Life (Years)	2011

Options outstanding, March 31, 2010	1,065,403	$22.57
Granted	207,325	42.40
Exercised	(371,057)	20.16
Cancelled — forfeited	(16,484)	23.59
Cancelled — expired	(71,525)	17.53

Options outstanding, March 31, 2011	813,662	$29.26	3.47	$19,462,000

Options vested and expected to vest	745,044	$28.51	3.39	$18,384,000

Ending exercisable	374,141	$23.86	2.71	$10,971,000

The weighted average fair value of options granted during fiscal 2009, 2010, and 2011 was $9.70, $12.07, and $17.41, respectively. The total intrinsic value of options exercised during fiscal years 2009, 2010, and 2011 were $1,560,000, $2,855,000, and $9,173,000 respectively.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company received $1,766,000, $2,732,000, and $4,728,000 of cash receipts from the exercise of stock options during fiscal 2009, 2010, and 2011, respectively. Vested options at March 31, 2011 were 374,141. Unvested options at March 31, 2011 were 439,521. As of March 31, 2011, $2,528,000 of total unrecognized compensation costs related to stock options is expected to be recognized over a weighted average period of 3.0 years.

Note C — Property and Equipment

Property and equipment, net consisted of the following at March 31, 2010 and 2011:

	2010	2011

Computer software	$51,248,000	$59,553,000
Office equipment and computers	52,256,000	57,214,000
Leasehold improvements	4,110,000	4,544,000

	107,614,000	121,311,000
Less: accumulated depreciation and amortization	(77,588,000)	(82,811,000)

	$30,026,000	$38,500,000

Note D —	Accounts and Taxes Payable and Accrued Liabilities

Accounts and income taxes payable consisted of the following at March 31, 2010 and 2011:

	2010	2011

Accounts payable	$9,297,000	$12,410,000
Income taxes payable	5,198,000	2,180,000

	$14,495,000	$14,590,000

Accrued liabilities consisted of the following at March 31, 2010 and 2011:

	2010	2011

Payroll, payroll taxes and employee benefits	$13,483,000	$12,608,000
Accrued legal settlements	0	11,100,000
Accrued professional service fees	3,232,000	9,039,000
Self-insurance accruals	3,256,000	2,988,000
Deferred revenue	3,144,000	2,591,000
Accrued rent	1,171,000	1,450,000
Other	1,169,000	472,000

	$25,455,000	$40,248,000

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note E —	Income Taxes

The income tax provision consisted of the following for the three fiscal years ended March 31, 2009, 2010 and 2011:

	2009	2010	2011

Current — Federal	$10,057,000	$14,333,000	$8,888,000
Current — State	2,273,000	2,746,000	3,228,000

Subtotal	12,330,000	17,079,000	12,116,000

Deferred — Federal	212,000	750,000	1,136,000
Deferred — State	(210,000)	(442,000)	(512,000)

Subtotal	2,000	308,000	624,000

	$12,332,000	$17,387,000	$12,740,000

The following is a reconciliation of the income tax provision from the statutory federal income tax rate to the effective rate for the three fiscal years ended March 31, 2009, 2010 and 2011:

	2009	2010	2011

Income taxes at federal statutory rate (35)%	$11,063,000	$15,219,000	$13,091,000
State income taxes, net of federal benefit	1,439,000	1,826,000	1,772,000
FIN 48 benefit	—	—	(1,649,000)
Other	(170,000)	342,000	(474,000)

	$12,332,000	$17,387,000	$12,740,000

Income taxes paid totaled $11,456,000, $17,275,000, and $13,740,000 for the fiscal years ended March 31, 2009, 2010, and 2011, respectively.

Deferred tax assets and liabilities at March 31, 2010 and 2011 are:

	2010	2011

Deferred income tax assets:
Accrued liabilities not currently deductible	$3,758,000	$8,825,000
Allowance for doubtful accounts	1,083,000	1,029,000
FIN 48 income tax benefits	1,651,000	653,000
Stock-based compensation	1,665,000	1,344,000
Other	805,000	903,000

Deferred assets	8,962,000	12,754,000

Deferred income tax liabilities:
Excess of book over tax basis of fixed assets	(5,314,000)	(8,828,000)
Intangible assets	(3,443,000)	(3,800,000)
Other	(31,000)	(576,000)

Deferred liabilities	(8,788,000)	(13,204,000)

Net deferred tax asset/(liability)	$174,000	$(450,000)

Prepaid expenses and taxes include $2,887,000 and $2,847,000 at March 31, 2010 and 2011, respectively, for income taxes due in the first quarter of the succeeding fiscal year.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In July 2006, the FASB issued guidance which prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted this guidance effective April 1, 2007, and recognized a $2,700,461 increase in the liability for unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance as of March 31, 2010	$3,170,000
Additions based on tax positions related to the current year	70,000
Additions for tax positions of prior years	292,000
Reductions for tax positions of prior years	(1,924,000)

Balance as of March 31, 2011	$1,608,000

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. During the fiscal years ended March 31, 2009, 2010 and 2011, the Company recognized approximately $87,000, $96,000, and ($1,270,000) in interest and penalties, respectively. As of March 31, 2009, 2010, and 2011, accrued interest and penalties related to uncertain tax positions were $1,747,000, $1,843,000, and $572,000, respectively.

The Company believes there will be a reduction in its unrecognized tax benefits within the next 12 months due to settlements with various tax jurisdictions.

The tax fiscal years 2007-2010 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Note F —	Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (“ESPP”) which allows employees of the Company and its subsidiaries to purchase shares of common stock on the last day of two six-month purchase periods (i.e. March 31 and September 30) at a purchase price which is 95% of the closing sale price of shares as quoted on NASDAQ on the last day of such purchase period. Employees are allowed to contribute up to 20% of their gross pay. A maximum of 1,425,000 shares has been authorized for issuance under the ESPP, as amended. As of March 31, 2011, 1,194,024 had been issued pursuant to the ESPP. Summarized ESPP information is as follows:

	2009	2010	2011

Employee contributions	$374,000	$333,000	$317,000
Shares acquired	16,390	11,064	7,073
Average purchase price	$22.82	$30.12	$44.83

Note G —	Treasury Stock

During each of the three fiscal years in the period ended March 31, 2011, the Company continued to repurchase shares of its common stock under a plan originally approved by the Company’s Board of Directors in 1996. Including an expansion authorized in May 2010, the total number of shares authorized to be repurchased over the life of the plan is 15,000,000 shares. Purchases may be made from time to time depending on market conditions and other relevant factors. The share repurchases for fiscal years ended March 31, 2009, 2010 and 2011 and cumulatively since inception of the authorization are as follows:

	2009	2010	2011	Cumulative

Shares repurchased	995,129	1,092,445	715,975	14,491,163
Cost	$23,460,000	$32,561,000	$30,608,000	$248,931,000
Average price	$23.57	$29.80	$42.75	$17.18

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the period subsequent to March 31, 2011, the Company repurchased 43,097 shares for $2.1 million or an average of $48.67 per share. The repurchased shares were recorded as treasury stock, at cost, and are available for general corporate purposes. The repurchases were primarily financed from cash generated from operations and from the cash proceeds from the exercise of stock options.

Note H —	Commitments

The Company leases office facilities under non-cancelable operating leases. Some of these leases contain escalation clauses. Future minimum rental commitments under operating leases at March 31, 2011 are $13,512,000 in fiscal 2012, $10,520,000 in fiscal 2013, $8,185,000 in fiscal 2014, $6,819,000 in fiscal 2015, $4,855,000 in fiscal 2016, $3,518,000 thereafter, and $47,409,000 in the aggregate. Total rental expense of $15,094,000, $15,114,000, and $14,620,000 was charged to operations for the years ended March 31, 2009, 2010, and 2011, respectively.

Note I —	Contingencies and Legal Proceedings

On March 25, 2011, George Raymond Williams, MD. (“Williams”), as plaintiff, individually and on behalf of those similarly situated, filed a First Amended and Restated Petition for Damages and Class Certification in the 27th Judicial District Court, Parish of St. Landry, Louisiana, against CorVel Corporation (“CorVel”) and its insurance carriers, Homeland Insurance Company of New York and Executive Risk Specialty Insurance Company and several other unrelated parties. Williams alleges that CorVel violated Louisiana’s Any Willing Provider Act (the “AWPA”), which requires a payor accessing a preferred provider contract to give 30 days’ advance written notice or point of service notice in the form of a benefit card before the payor accesses the discounted rates in the contract to pay the provider for services rendered to an insured under that payor’s health benefit plan.

On March 31, 2011, CorVel entered into a Memorandum of Understanding with attorneys representing the plaintiffs and the class setting forth the terms of settlement of this class action lawsuit. The Memorandum of Understanding provides that subject to the execution of a mutually acceptable settlement agreement and final non-appealable approval of such settlement by the Louisiana state court, CorVel will pay $9 million to resolve claims for which CorVel recorded a $9 million pre-tax charge to earnings (included in general and administrative costs) during the March 2011 quarter. In addition, CorVel will assign to the class certain rights it has to the proceeds of CorVel’s insurance policies relating to the claims asserted by the class. The class action arbitration filed with the American Arbitration Association against CorVel in December 2006 by Southwest Louisiana Hospital Association dba Lake Charles Memorial Hospital as previously disclosed by CorVel is encompassed within the settlement terms of the Memorandum of Understanding. Pursuant to the Memorandum of Understanding, the parties have also agreed to request that the appropriate courts stay all related proceedings in State and Federal Court, as well as the Louisiana Office of Workers Compensation and the arbitration proceeding before the American Arbitration Association in which the parties are named, until the settlement agreement is prepared, executed and receives final court approval. The settlement does not constitute an admission of liability.

In exchange for the settlement payment by CorVel, class members will release CorVel and all of its affiliates and clients for any claims relating in any way to re-pricing, payment for, or reimbursement of a workers’ compensation bill, including but not limited to claims under the AWPA. Plaintiffs have also agreed to a notice procedure that CorVel may follow in the future to comply with the AWPA. As noted, the Memorandum of Understanding is contingent upon the execution of a mutually acceptable definitive settlement agreement. Under Louisiana law, once the parties have executed such a settlement agreement, they must apply to the court for approval of the settlement following a court-supervised process of notice to the class and an opportunity for the class to be heard about the fairness of the settlement or to be excluded from the settlement. CorVel expects to be able to arrive at such a definitive settlement agreement by the end of June 2011, but there can be no assurance that the parties will be able to reach a definitive settlement agreement within that timeframe or at all, that the court will approve the settlement or that a large number of class members will not opt out of the settlement. If a definitive settlement agreement is not reached or is not approved by the court, all related proceedings in State and Federal Court, as well

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as the Louisiana Office of Workers Compensation and the arbitration proceeding before the American Arbitration Association that have been stayed pending settlement will resume.

In February 2005, Kathleen Roche, D.C., as plaintiff, filed a putative class action in Circuit Court for the 20th Judicial District, St. Clair County, Illinois, against the Company. The case sought unspecified damages based on the Company’s alleged failure to direct patients to medical providers who were members of the CorVel CorCare PPO network and also alleged that the Company used biased and arbitrary computer software to review medical providers’ bills. On October 29, 2010, the Company entered into a settlement agreement providing for the payment of $2.1 million to class members and up to an additional $700,000 for attorneys’ fees and expenses, and as a result the Company accrued $2.8 million of estimated liability for this settlement agreement during the quarter ended September 30, 2010. None of these amounts have been paid to the claimants through March 31, 2011, pending the administrative process. The amounts due to the attorneys was paid prior to March 31, 2011. The Company denies that its conduct was improper in any way and has denied all liability. In exchange for the settlement payment by the Company, class members consisting of Illinois medical providers (excluding hospitals) have released the Company and all of its affiliates for claims relating to any PPO or usual and customary reductions recommended by the Company on class members’ medical bills. On January 21, 2011, the Circuit Court gave final approval to the settlement and awarded class counsel $700,000 in attorneys’ fees and expenses and a $5,000 incentive award to Kathleen Roche, the class representative.

The Company is involved in other litigation arising in the normal course of business. Management believes that resolution of these matters will not result in any payment that, in the aggregate, would be material to the financial position or results of the operations of the Company.

Note J —	Retirement Savings Plan

The Company maintains a retirement savings plan for its employees, which is a qualified plan under Section 401(k) of the Internal Revenue Code. Full-time employees that meet certain requirements are eligible to participate in the plan. Employer contributions are made annually, primarily at the discretion of the Company’s Board of Directors. Contributions of $256,000, $221,000 and $273,000, were charged to operations for the fiscal years ended March 31, 2009, 2010, and 2011, respectively.

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

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquiring entity having a market value equal to two times the then-current exercise price of the right. The Company’s Board of Directors may exchange or redeem the rights under certain conditions.

Note L —	Acquisition

In November 2010, the Company’s wholly owned subsidiary, CorVel Enterprise Comp, Inc., acquired 100% of the stock of Safety Risk Services, LLC (“SRS”) for $1.3 million in cash. There are no contingent purchase obligations. SRS is a third-party administrator headquartered in the state of Mississippi. The acquisition is expected to allow the Company to expand its service capabilities as a third-party administrator and provide claims processing services along with patient management services and network solutions services to an increased customer base. The results of SRS have been included in the Company’s results from the date of the acquisition through March 31, 2011. For the fiscal year ended March 31, 2011, the results of the acquired business increased the Company’s revenues by an immaterial amount, approximately 1/10 of 1%. The acquisition was also immaterial relative to the Company’s net income, total assets, and shareholders’ equity.

Note M —	Line of Credit

In June 2010, the Company renewed a credit agreement that had been in place throughout fiscal 2011. The line is with a financial institution to provide a revolving credit facility with borrowing capacity of up to $10 million. Borrowings under this agreement bear interest, at the Company’s option, at a fixed LIBOR-based rate plus 1.50% or at a fluctuating rate determined by the financial institution to be 1.50% above the daily one-month LIBOR rate. The loan covenants require the Company to maintain the current assets to liabilities ratio of at least 1.25:1, debt to tangible net worth not greater than 1.25:1 and have positive net income. There were no outstanding revolving loans at any time during fiscal 2011 or as of the date hereof, but letters of credit in the aggregate amount of $8.0 million have been issued separate from the line of credit and therefore do not reduce the amount of borrowings available under the revolving credit facility. The renewed credit agreement expires in September 2011.

Note N —	Quarterly Results (Unaudited)

The following is a summary of unaudited quarterly results of operations for each of the quarters in the two fiscal years ended March 31, 2010 and 2011:

				Net Income	Net Income
				per Basic	per Diluted
				Common	Common
	Revenues	Gross Profit	Net Income	Share	Share

Fiscal Year Ended March 31, 2010:
First Quarter	$81,312,000	$21,142,000	$6,404,000	$0.50	$0.49
Second Quarter	82,416,000	20,807,000	6,400,000	0.50	0.50
Third Quarter	86,629,000	21,806,000	6,675,000	0.55	0.54
Fourth Quarter	87,611,000	21,784,000	6,617,000	0.55	0.54
Fiscal Year Ended March 31, 2011:
First Quarter	$91,503,000	$23,803,000	$7,760,000	$0.65	$0.64
Second Quarter	93,392,000	23,239,000	7,533,000	0.64	0.62
Third Quarter	95,282,000	23,821,000	6,724,000	0.57	0.56
Fourth Quarter	100,491,000	25,707,000	2,646,000	0.23	0.22

Note O —	Segment Reporting

The Company derives the majority of its revenues from providing patient management and network solutions services to payors of workers’ compensation benefits, automobile insurance claims and health insurance benefits.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Patient management services include claims administration, utilization review, medical case management, and vocational rehabilitation. Network solutions revenues include fee schedule auditing, hospital bill auditing, coordination of independent medical examinations, diagnostic imaging review services and preferred provider referral services. The percentages of revenues attributable to patient management and network solutions services for the fiscal years ended March 31, 2009, 2010, and 2011 are listed below.

	2009	2010	2011

Patient mangement services	43.2%	44.7%	47.0%
Network solutions services	56.8%	55.3%	53.0%

	100.0%	100.0%	100.0%

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

Because the Company believes it meets each of the criteria set forth above and each of the Company’s regions has similar economic characteristics, the Company aggregates its results of operations in one reportable operating segment.

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

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other intangible assets consist of the following at March 31, 2011:

					Cost, Net of
				Accumulated	Accumulated
			Fiscal 2011	Amortization at	Amortization at
			Amortization	March 31,	March 31,
Item	Life	Cost	Expense	2011	2011

Covenant Not to Compete	5 years	$775,000	$147,000	$515,000	$260,000
Customer Relationships	18-20 years	7,922,000	410,000	1,607,000	6,315,000
TPA Licenses	15 years	204,000	14,000	50,000	154,000

Total		$8,901,000	$571,000	$2,172,000	$6,729,000

Amortization expense for the next five fiscal years is expected to be $583,000 in fiscal 2012, $541,000 in fiscal 2013, $450,000 in fiscal 2014, $436,000 in fiscal 2015, $436,000 in fiscal 2016, and $4,263,000 thereafter.

EXHIBIT INDEX

Exhibit
No.		Title — Method of Filing	Page

2	.1†	Asset Purchase Agreement dated December 15, 2006 by and among the Company’s subsidiary, CorVel Enterprise Comp, Inc., and Hazelrigg Risk Management Services, Inc., Comp Care, Inc., Medical Auditing Services, Inc., and Arlene Hazelrigg — Incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K filed on February 6, 2007.
2.2		Stock Purchase Agreement dated May 31, 2007 by and among the Company’s subsidiary, CorVel Enterprise Comp, Inc., The Schaffer Companies, Ltd., and Dawn Colwell, Christopher Schaffer, John Colwell and Kelly Ribeiro de Sa. Incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K filed on June 6, 2007.
3.1		Amended and Restated Certificate of Incorporation of the Company — Incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 filed on August 9, 2007.
3.2		Amended and Restated Bylaws of the Company — Incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 filed on August 14, 2006.
10	.1*	Nonqualified Stock Option Agreement between V. Gordon Clemons, the Company and North Star together with all amendments and addendums thereto - — Incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 Registration No. 33-40629 initially filed on May 16, 1991.
10	.2*	Supplementary Agreement between V. Gordon Clemons, the Company and North Star — Incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 Registration No. 33-40629 initially filed on May 16, 1991.
10	.3*	Amendment to Supplementary Agreement between Mr. Clemons, the Company and North Star — Incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1992 filed on June 29, 1992.
10	.4*	Restated Omnibus Incentive Plan (Formerly The Restated 1988 Executive Stock Option Plan) — Incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010 filed on June 11, 2010.
10	.5*	Forms of Notice of Grant of Stock Option, Stock Option Agreement and Notice of Exercise Under the Restated Omnibus Incentive Plan (Formerly The Restated 1988 Executive Stock Option) — Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 filed on November 9, 2006, Exhibits 10.7, 10.8 and 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994 filed on June 29, 1994, Exhibits 99.2, 99.3, 99.4, 99.5, 99.6, 99.7 and 99.8 to the Company’s Registration Statement on Form S-8 (File No. 333-94440) filed on July 10, 1995, and Exhibits 99.3 and 99.5 to the Company’s Registration Statement on Form S-8 (File No. 333-58455) filed on July 2, 1998.
10	.6*	Employment Agreement of V. Gordon Clemons — Incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 Registration No. 33-40629 initially filed on May 16, 1991.
10	.7*	Restated 1991 Employee Stock Purchase Plan, as amended — Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on August 12, 2010.
10.8		Fidelity Master Plan for Savings and Investment, and amendments — Incorporated herein by reference to Exhibits 10.16 and 10.16A to the Company’s Registration Statement on Form S-1 Registration No. 33-40629 initially filed on May 16, 1991.

Exhibit
No.		Title — Method of Filing	Page

10.9		Second Amended and Restated Preferred Shares Rights Agreement, dated as of November 17, 2008, by and between CorVel Corporation and and Computershare Trust Company, N.A., including the original Certificate of Designation, the Certificate of Designation Increasing the Number of Shares, the form of Right Certificate (as amended) and the Summary of Rights (as amended) attached thereto as Exhibits A-1, A-2, A-3, B and C, respectively. Incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K filed on November 24, 2008.
10	.10*	Employment Agreement effective May 26, 2006 by and between CorVel Corporation and Dan Starck — Incorporated herein by reference to Exhibit 10.1 in the Company’s Form 8-K filed on May 30, 2006.
10	.11*	Stock Option Agreement and Acceleration Addendum dated May 26, 2006 by and between CorVel Corporation and Dan Starck, providing for time vesting. — -Incorporated herein by reference to Exhibit 10.2 in the Company’s Form 8-K filed on May 30, 2006.
10	.12†	Stock Option Agreement and Acceleration Addendum dated May 26, 2006 by and between CorVel Corporation and Dan Starck, providing for performance vesting. — Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 30, 2006.
10	.13†	Stock Option Agreement dated May 26, 2006 by and between CorVel Corporation and Scott McCloud, providing for performance vesting. — Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 2, 2006.
10	.14*†	Stock Option Agreement dated May 26, 2006 by and between CorVel Corporation and Don McFarlane, providing for performance vesting. — Incorporated herein by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K/A filed on July 6, 2007.
10.15		Credit Agreement dated May 28, 2009 by and between CorVel Corporation and Wells Fargo Bank, National Association. — Incorporated herein by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed on June 4, 2009.
10.16		Revolving Line of Credit Note dated May 28, 2009 by CorVel Corporation in favor of Wells Fargo Bank, National Association. — Incorporated herein by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed on June 4, 2009.
10.17		Form of Partial Waiver of Automatic Option Grant executed by Directors — -Incorporated herein by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 filed on November 8, 2007.
10	.18*†	Stock Option Agreement and Acceleration Addendum dated February 4, 2008 by and between CorVel Corporation and Dan Starck, providing for performance vesting. — Incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008 filed on June 16, 2008.
10	.19*†	Stock Option Agreement dated February 4, 2008 by and between CorVel Corporation and Scott McCloud, providing for performance vesting. — Incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008 filed on June 16, 2008.
10	.20*†	Stock Option Agreement dated February 4, 2008 by and between CorVel Corporation and Don McFarlane, providing for performance vesting. — Incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008 filed on June 16, 2008.
10.21		Partial Waiver of Automatic Option Grant by Jean Macino dated February 8, 2008 — Incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008 filed on June 16, 2008.
10	.22*†	Stock Option Agreement dated February 24, 2009 by and between CorVel Corporation and Daniel J. Starck, providing for performance vesting. — Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 2, 2009.

Exhibit
No.		Title — Method of Filing	Page

10	.23*†	Stock Option Agreement dated February 24, 2009 by and between CorVel Corporation and Scott R. McCloud, providing for performance vesting. — Incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 2, 2009.
10	.24*†	Stock Option Agreement dated February 24, 2009 by and between CorVel Corporation and Donald C. McFarlane, providing for performance vesting. — Incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed on March 2, 2009.
10	.25*†	Stock Option Agreement dated February 5, 2009 by and between CorVel Corporation and Diane J. Blaha, providing for performance vesting. Incorporated herein by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009 filed on June 12, 2009.
10	.26*†	Stock Option Agreement dated February 24, 2009 by and between CorVel Corporation and Diane J. Blaha, providing for performance vesting. Refiled herewith.
10	.27*†	Summary of Terms of Oral Agreement to Repurchase Shares of Common Stock held by V. Gordon Clemons. Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009 filed on February 8, 2010
10	.28*†	Stock Option Agreement granted November 2, 2009 by and between CorVel Corporation and Daniel J. Starck, providing for performance vesting. Refiled herewith.
10	.29*†	Stock Option Agreement granted November 2, 2009 by and between CorVel Corporation and Scott R. McCloud, providing for performance vesting. Refiled herewith.
10	.30*†	Stock Option Agreement granted November 2, 2009 by and between CorVel Corporation and Donald C. McFarlane, providing for performance vesting. Refiled herewith.
10	.31*†	Stock Option Agreement granted November 2, 2009 by and between CorVel Corporation and Diane J. Blaha, providing for performance vesting. Refiled herewith.
10.32		First Amendment to Credit Agreement dated June 2, 2010 by and between CorVel Corporation and Wells Fargo Bank, National Association. Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 7, 2010.
10.33		Revolving Line of Credit Note dated June 2, 2010 by CorVel Corporation in favor of Wells Fargo Bank, National Association. Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 7, 2010.
10.34		Settlement Agreement and General Release between Corvel Corporation and Kathleen Roche, D.C., individually and on behalf of others similarly situated, dated October 29, 2010. Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010 filed on November 8, 2010.
10.35		Summary of Terms of Oral Agreement to Repurchase Shares of Common Stock held by Corstar Holdings, Inc. Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2010 filed on February 4, 2011.
10	.36*†	Stock Option Agreement dated December 6, 2010 between the company and Daniel J. Starck, providing performance vesting. Incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2010 filed on February 4, 2011.
10	.37*†	Stock Option Agreement dated December 6, 2010 between the company and Scott R. McCloud, providing performance vesting. Incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2010 filed on February 4, 2011.

Exhibit
No.		Title — Method of Filing	Page

10	.38*†	Stock Option Agreement dated December 6, 2010 between the company and Donald C. McFarlane, providing performance vesting. Incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2010 filed on February 4, 2011.
10	.39*†	Stock Option Agreement dated December 6, 2010 between the company and Diane Blaha, providing performance vesting. Incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2010 filed on February 4, 2011.
21.1		Subsidiaries of the Company — Filed herewith.
23.1		Consent of Independent Registered Public Accounting Firm, Haskell & White LLP — Filed herewith.
31.1		Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. — Filed herewith.
31.2		Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. — Filed herewith.
32.1		Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. — Furnished herewith.
32.2		Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. — Furnished herewith.

*	— Denotes management contract or compensatory plan or arrangement.

†	— Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Securities and Exchange Commission.