Form 10-Q
period 2011-06-30
CORVEL CORP
filed 2011-08-05
CIK 874866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
(do not check if smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value per share, as of July 28, 2011 was 11,548,983.

CORVEL CORPORATION
FORM 10-Q

Part I — Financial Information
Item 1. Financial Statements
CORVEL CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31, 2011	June 30, 2011
		(Unaudited)
Assets
Current Assets
Cash and cash equivalents (Note A)	$12,269,000	$17,577,000
Customer deposits	5,279,000	4,348,000
Accounts receivable, net	48,964,000	48,813,000
Prepaid taxes and expenses	6,417,000	6,659,000
Deferred income taxes	9,298,000	9,485,000

Total current assets	82,227,000	86,882,000

Property and equipment, net	38,500,000	42,148,000
Goodwill	36,769,000	36,769,000
Other intangibles, net (Note F)	6,729,000	6,581,000
Other assets	0	70,000

TOTAL ASSETS	$164,225,000	$172,450,000

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts and taxes payable	$14,590,000	$19,393,000
Accrued liabilities	40,248,000	37,722,000

Total current liabilities	54,838,000	57,115,000

Deferred income taxes	9,748,000	9,748,000

Commitments and contingencies (Note G and H)

Stockholders’ Equity
Common stock, $.0001 par value: 60,000,000 shares authorized; 26,122,084 shares issued (11,630,921 shares outstanding, net of Treasury shares) and 26,146,901 shares issued (11,578,208 shares outstanding, net of Treasury shares) at March 31, 2011 and June 30, 2011, respectively	3,000	3,000

Paid-in capital	100,073,000	101,496,000

Treasury Stock (14,491,163 shares at March 31, 2011 and 14,568,693 shares at June 30, 2011)	(248,931,000)	(252,604,000)

Retained earnings	248,494,000	256,692,000

Total stockholders’ equity	99,639,000	105,587,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$164,225,000	$172,450,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
CONSOLIDATED INCOME STATEMENTS — UNAUDITED

	Three Months Ended June 30,
	2010	2011
REVENUES	$91,503,000	$102,307,000

Cost of revenues	67,700,000	76,764,000

Gross profit	23,803,000	25,543,000

General and administrative expenses	11,486,000	12,294,000

Income before income tax provision	12,317,000	13,249,000

Income tax provision	4,557,000	5,051,000

NET INCOME	$7,760,000	$8,198,000

Net income per common and common equivalent share
Basic	$0.65	$0.71

Diluted	$0.64	$0.70

Weighted average common and common equivalent
Basic	11,957,000	11,617,000

Diluted	12,187,000	11,787,000
See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Three Months Ended June 30,
	2010	2011
Cash flows from Operating Activities
NET INCOME	$7,760,000	$8,198,000

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	2,861,000	3,396,000
Loss on disposal of assets	141,000	67,000
Stock compensation expense	590,000	658,000
Write-off of uncollectible accounts	730,000	616,000

Changes in operating assets and liabilities
Accounts receivable	(2,173,000)	(465,000)
Customer deposits	(548,000)	931,000
Prepaid taxes and expenses	2,459,000	(242,000)
Other assets	212,000	(63,000)
Accounts and taxes payable	739,000	4,803,000
Accrued liabilities	(1,629,000)	(2,526,000)
Deferred income tax	(223,000)	(194,000)

Net cash provided by operating activities	10,919,000	15,179,000

Cash Flows from Investing Activities
Purchase of property and equipment	(5,090,000)	(6,963,000)

Net cash (used in) investing activities	(5,090,000)	(6,963,000)

Cash Flows from Financing Activities
Purchase of treasury stock	(5,469,000)	(3,673,000)
Tax effect of stock option exercises	248,000	284,000
Exercise of common stock options	592,000	481,000

Net cash (used in) financing activities	(4,629,000)	(2,908,000)

Increase in cash and cash equivalents	1,200,000	5,308,000
Cash and cash equivalents at beginning of period	10,242,000	12,269,000

Cash and cash equivalents at end of period	$11,442,000	$17,577,000

Supplemental Cash Flow Information:
Income taxes paid	$827,000	$291,000
Purchase of software license under finance agreement	$1,700,000	—
See accompanying notes to consolidated financial statements.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
Note A — Basis of Presentation and Summary of Significant Accounting Policies
     The unaudited financial statements herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying interim financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited financial statements for the latest fiscal year ended March 31, 2011. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the March 31, 2011 audited financial statements have been omitted from these interim financial statements.
     During fiscal 2011, the Company implemented Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 855-10-05 through 885-10-55, Subsequent Events as amended by ASU 2010-09. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. In accordance with ASU 2010-09 the Company evaluated all subsequent events or transactions. During the period subsequent to June 30 and through August 3, 2011 the Company repurchased 46,090 shares for $2.2 million or approximately $48.66 per share. These shares were repurchased under the Company’s ongoing share repurchase program described in Note C.
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2012. For further information, refer to the consolidated financial statements and footnotes for the fiscal year ended March 31, 2011 included in the Company’s Annual Report on Form 10-K.
     Basis of Presentation: The consolidated financial statements include the accounts of CorVel and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.
     Use of Estimates: The preparation of financial statements in compliance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. Actual results could differ from those estimates. Significant estimates include the values assigned to intangible assets, capitalized software development, the allowance for doubtful accounts, accrual for income taxes, purchase price allocation for acquisitions, and accrual for self-insurance reserves loss contingencies, share-based payments related to performance based awards, estimated claims for claims administration revenue recognition, and estimates used in stock option valuations.
     Cash and Cash Equivalents: Cash and cash equivalents consist of short-term highly-liquid investment-grade interest-bearing securities with maturities of 90 days or less when purchased.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
Note A — Basis of Presentation and Summary of Significant Accounting Policies (continued)
     Fair Value of Financial Instruments: The Company applies ASC 820, “Fair Value Measurements and Disclosures” with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s Consolidated Financial Statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. ASC 820 prioritizes the inputs used in measuring fair value into the following hierarchy:
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
     The carrying amount of the Company’s financial instruments (i.e. cash, accounts receivable, accounts payable, etc.) approximate their fair values due to the short term nature of the instruments at March 31, 2011 and June 30, 2011. The Company has no Level 2 or Level 3 assets.
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

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
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
     In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Multiple Deliverable Revenue Arrangements—a consensus of FASB Emerging Issues Task Force (“ASU 2009-13”). ASU 2009-13 provides for less restrictive separation criteria that must be met for a deliverable to be considered a separate unit of accounting. Additionally, under this Standard, there is a hierarchy for determining the selling price of a unit of accounting and consideration must be allocated using a relative-selling price method. ASU 2009-13 was be effective for CorVel Corporation on April 1, 2011. We reviewed the requirements of ASU 2009-13 and determined the pronouncement had no material impact on our financial position or results of operations.
     Accounts Receivable: The majority of the Company’s accounts receivable are due from companies in the property and casualty insurance industries, self-insured employers, and government entities. Accounts receivable are due within 30 days and are stated as amounts due from customers net of an allowance for doubtful accounts. Those accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company and the condition of the general economy and the industry as a whole. No one customer accounted for 10% or more of accounts receivable at either March 31, 2011 or June 30, 2011. No one customer accounted for 10% or more of revenue during either of the three month periods ended June 30, 2010 or 2011.
     Property and Equipment: Additions to property and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets, which range from one to seven years. The Company accounts for internally developed software costs in accordance with FASB ASC 350-40, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which allows for the capitalization of software developed for internal use. These costs are included in computer software in property and equipment and are amortized over a period of five years.
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
     Income Taxes: The Company provides for income taxes under the liability method. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities as measured by the enacted tax rates which are expected to be in effect when these differences reverse. Income tax expense is the tax payable for the period and the change during the period in net deferred tax assets and liabilities. The balance of the unrecognized tax benefits as of March 31, 2011 and June 30, 2011 was $1,608,000 and $1,503,000, respectively.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
Note A — Basis of Presentation and Summary of Significant Accounting Policies (continued)
     Earnings Per Share: Earnings per common share-basic is based on the weighted average number of common shares outstanding during the period. Earnings per common shares-diluted is based on the weighted average number of common shares and common share equivalents outstanding during the period. In calculating earnings per share, earnings are the same for the basic and diluted calculations. Weighted average shares outstanding decreased in the June 2011 quarter compared to the same quarter of the prior year primarily due to repurchase of shares under the Company’s share repurchase program. See also Note D.
Note B — Stock Based Compensation and Stock Options
     Under the Company’s Restated Omnibus Incentive Plan (Formerly The Restated 1988 Executive Stock Option Plan) (“the Plan”) as in effect at June 30, 2011, options for up to 9,682,500 shares of the Company’s common stock may be granted to key employees, non-employee directors and consultants at exercise prices not less than the fair market value of the stock at the date of grant. Options granted under the Plan are non-statutory stock options and generally vest 25% one year from date of grant and the remaining 75% vesting ratably each month for the next 36 months. The options granted to employees and the board of directors expire at the end of five years and ten years from date of grant, respectively.
     The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model with the assumptions included in the table below. The Company uses historical data among other factors to estimate the expected volatility, the expected option life, and the expected forfeiture rate. The risk-free rate is based on the interest rate paid on a U.S. Treasury issue with a term similar to the estimated life of the option. Based upon the historical experience of options cancellations, the Company has estimated an annualized forfeiture rate of 9.05% and 9.30% for the three months ended June 30, 2010 and 2011, respectively. Forfeiture rates will be adjusted over the requisite service period when actual forfeitures differ, or are expected to differ, from the estimate. The following assumptions were used to estimate the fair value of options granted during the three months ended June 30, 2010 and 2011 using the Black-Scholes option-pricing model:

	Three Months Ended June 30,
	2010	2011
Risk-free interest rate	2.15%	1.88%
Expected volatility	46%	46%
Expected dividend yield	0.00%	0.00%
Expected forfeiture rate	9.05%	9.30%
Expected weighted average life of option in years	4.8 years	4.7 years
     All options granted in the three months ended June 30, 2010 and 2011 were granted at fair market value and are non-statutory stock options.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
Note B — Stock Options and Stock-Based Compensation (continued)
     In May 2006, the Company’s Board of Directors granted performance-based stock options for 149,175 shares of common stock at fair market value at the date of grant, which would only vest if the Company attained certain earnings per share targets, as established by the Company’s Board of Directors, for calendar years 2008, 2009, and 2010. These options were granted with an exercise price of $15.76 per share, which was the fair market value at the date of grant, and have a valuation of $6.75 per share. The Company did not attain the targets for calendar years 2008 and 2009. The Company attained the earnings per share target for calendar year 2010 which allowed for options for 68,025 shares to vest. The Company recognized $413,000 in stock compensation expense in fiscal 2011, and $459,000, cumulatively, for these options. No further stock options will vest under this grant and there will be no further recognition of stock compensation expense.
     In February 2008, the Company’s Board of Directors granted performance-based stock options for 42,000 shares of common stock at fair market value at the date of grant, which will only vest if the Company attains certain revenue targets for all services sold to claims administration clients and out-of-network bill review revenues, as established by the Company’s Board of Directors, for calendar years 2009, 2010, and 2011. The targets for the various options varied by the regions managed by these optionees with each region having a different target. These options were granted with an exercise price of $25.10 per share, which was the fair market value at the date of grant, and have a valuation of $9.81 per share. Currently, management has determined that optionees with 12,000 shares attained the revenue targets for calendar year 2009 and 2010, and, accordingly, the Company has recognized $33,000 during fiscal 2011, $11,000 during the quarter ended June 30, 2011, and $94,000, cumulatively, since the date of the option grant. Currently, management has determined that it is not probable that the revenue targets for the remaining optionees will be attained and, accordingly, the Company has recognized no stock compensation expense for those options.
     In February 2009, the Company’s Board of Directors granted performance-based stock options for 100,000 shares of common stock at fair market value at the date of grant, which will only vest if the Company attains certain earnings per share targets, as established by the Company’s Board of Directors, for calendar years 2009, 2010, and 2011. Net of cancelations due to employee terminations, options for 95,000 shares remained under these performance-based stock options as of June 30, 2011. These options were granted with an exercise price of $19.79 per share, which was the fair market value at the date of grant, and have a valuation of $8.21 per share. The Company attained these targets for calendar 2009 and 2010, and, accordingly, the Company has recognized stock compensation expense of $221,000 during fiscal year 2011, $78,000 during the quarter ended June 30, 2011, and $624,000, cumulatively, since the date of the option grants.
     In February 2009, the Company’s Board of Directors granted performance-based stock options for 10,000 shares of common stock at fair market value at the date of grant, which will only vest if the Company attains certain revenue targets for all services sold to claims administration clients and out-of-network bill review revenues, as established by the Company’s Board of Directors, for calendar years 2009, 2010, and 2011. These options were granted with an exercise price of $20.37 per share, which was the fair market value at the date of grant, and have a valuation of $8.45 per share. The Company did not achieve the revenue target for calendar year 2009 or 2010. Currently, management has determined that it is not probable that the Company will attain the revenue targets for calendar year 2011, and, accordingly, the Company has recognized no stock compensation expense for this stock option grant during fiscal 2011 or the quarter ended June 30, 2011.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
Note B — Stock Options and Stock-Based Compensation (continued)
     In November 2009, the Company’s Board of Directors granted performance-based stock options for 110,000 shares of common stock at fair market value at the date of grant, which will only vest if the Company attains certain earnings per share targets, as established by the Company’s Board of Directors, for calendar years 2010, 2011, and 2012. These options were granted with an exercise price of $28.92 per share, which was the fair market value at the date of grant, and have a valuation of $12.57 per share. The Company attained the earnings per share target in calendar year 2010, and currently, management has determined that it is probable that the Company will attain the earnings per share targets for calendar year 2011. Accordingly, the Company has recognized $337,000 of stock compensation expense for this stock option grant during fiscal 2011, $104,000 for the quarter ended June 30, 2011, and $622,000, cumulatively.
     In December 2010, the Company’s Board of Directors granted performance-based stock options for 100,000 shares of common stock at fair market value at the date of grant, which will only vest if the Company attains certain earnings per share targets, as established by the Company’s Board of Directors, for calendar years 2011, 2012, and 2013. These options were granted with an exercise price of $46.14 per share, which was the fair market value at the date of grant, and have a valuation of $18.72 per share. Management has determined that it is probable that the Company will attain the earnings per share targets for calendar year 2011. Accordingly, the Company has recognized $140,000 of stock compensation expense for this stock option grant during fiscal 2011, $140,000 during the quarter ended June 30, 2011, and $281,000, cumulatively.
     The table below shows the amounts recognized in the financial statements for stock compensation expense for time based options and performance based options the three months ended June 30, 2010 and 2011, respectively. Included in the three months ended June 30, 2011 stock compensation expense is $334,000 for the expense related to the performance based options.

	Three Months Ended
	June 30, 2010	June 30, 2011
Cost of revenues	$134,000	$126,000
General and administrative	456,000	532,000

Total cost of stock-based compensation included in income before income tax provision	590,000	658,000
Amount of income tax benefit recognized	(218,000)	(256,000)

Amount charged against net income	$372,000	$402,000

Effect on diluted net income per share	$(0.03)	$(0.03)

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
Note B — Stock Based Compensation and Stock Options (continued)
     Summarized information for all stock options for the three months ended June 30, 2010 and 2011 follows:

	Three Months Ended June 30, 2010		Three Months Ended June 30, 2011
	Shares	Average Price	Shares	Average Price

Options outstanding, beginning	1,065,403	$22.57	813,662	$29.26
Options granted	48,000	36.55	15,675	49.56
Options exercised	(34,221)	17.31	(28,544)	22.85
Options cancelled	(160)	28.28	(3,416)	29.47

Options outstanding, ending	1,079,022	$23.35	797,377	$29.89

The following table summarizes the status of stock options outstanding and exercisable at June 30, 2011:

					Exercisable
		Weighted	Outstanding	Exercisable	Options –
		Average	Options –	Options –	Weighted
		Remaining	Weighted	Number of	Average
	Number of	Contractual	Average	Exercisable	Exercise
Range of Exercise Price	Outstanding Options	Life	Exercise Price	Options	Price

$15.55 to $21.76	198,247	2.81	$18.97	147,295	$18.57
$21.77 to $27.15	173,340	2.73	$25.57	115,165	$25.63
$27.16 to $35.20	213,553	3.09	$30.17	97,495	$30.36
$35.20 to $49.56	212,237	4.63	$43.33	13,638	$37.51

Total	797,377	3.35	$29.89	373,593	$24.51

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
Note B — Stock Based Compensation and Stock Options (continued)
     A summary of the status for all outstanding options at June 30, 2011, and changes during the three months then ended, is presented in the table below:

			Weighted Average	Aggregate
		Weighted Average	Remaining Contractual	Intrinsic Value as
	Number of Options	Exercise Per Share	Life (Years)	of June 30, 2011

Options outstanding at April 1, 2011	813,662	$29.26
Granted	15,675	49.56
Exercised	(28,544)	22.85
Cancelled — forfeited	(2,928)	33.24
Cancelled — expired	(488)	14.84

Ending outstanding	797,377	$29.89	3.35	$13,608,574

Ending vested and expected to vest	731,991	$29.14	3.28	$13,032,835

Ending exercisable at June 30, 2011	373,593	$24.51	2.64	$8,364,683

     The weighted-average grant-date fair value of options granted during the three months ended June 30, 2010 and 2011, was $15.27 and $20.31, respectively.
Note C — Treasury Stock and Subsequent Event
     The Company’s Board of Directors initially approved the commencement of a share repurchase program in the fall of 1996. In May 2010, the Board approved an 850,000 share expansion of the repurchase program to 15,000,000 shares over the life of the share repurchase program. Since the commencement of the share repurchase program, the Company has spent $253 million to repurchase 14,568,693 shares of its common stock, equal to 56% of the outstanding common stock had there been no repurchases. The average price of these repurchases is $17.34 per share. These purchases have been funded primarily from the net earnings of the Company, along with the proceeds from the exercise of common stock options. During the three months ended June 30, 2011, the Company repurchased 77,530 shares for $3.7 million. The Company had 11,578,208 shares of common stock outstanding as of June 30, 2011, net of the 14,568,693 shares in treasury. Subsequent to the end of the quarter, through July 28, 2011, the Company repurchased 46,090 shares of common stock for $2.2 million or $48.66 a share.

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
Note D — Weighted Average Shares and Net Income Per Share
     Weighted average basic common and common equivalent shares decreased from 11,957,000 for the quarter ended June 30, 2010 to 11,617,000 for the quarter ended June 30, 2011. Weighted average diluted common and common equivalent shares decreased from 12,187,000 for the quarter ended June 30, 2010 to 11,787,000 for the quarter ended June 30, 2011. The net decrease in both of these weighted share calculations is due to the repurchase of common stock as noted above, offset by an increase in shares outstanding due to the exercise of stock options under the Company’s employee stock option plan.
     Net income per common and common equivalent shares was computed by dividing net income by the weighted average number of common and common stock equivalents outstanding during the quarter. The calculations of the basic and diluted weighted shares for the three months ended June 30, 2010 and 2011, are as follows:

	Three Months Ended June 30,
	2010	2011
Net Income	$7,760,000	$8,198,000

Basic:
Weighted average common shares outstanding	11,957,000	11,617,000

Net Income per share	$0.65	$0.71

Diluted:
Weighted average common shares outstanding	11,957,000	11,617,000
Treasury stock impact of stock options	230,000	170,000

Total common and common equivalent shares	12,187,000	11,787,000

Net Income per share	$0.64	$0.70

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
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
Note F — Other Intangible Assets
     Other intangible assets consist of the following at June 30, 2011:

					Cost, Net of
			Three Months Ended	Accumulated	Accumulated
			June 30, 2011	Amortization at	Amortization at
Item	Life	Cost	Amortization Expense	June 30, 2011	June 30, 2011

Covenants Not to Compete	5 Years	$775,000	$39,000	$553,000	$222,000
Customer Relationships	18-20 Years	7,922,000	106,000	1,714,000	6,208,000
TPA Licenses	15 Years	204,000	3,000	53,000	151,000

Total		$8,901,000	$148,000	$2,320,000	$6,581,000

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
Note G — Line of Credit
     In June 2010, the Company renewed a credit agreement that had been in place throughout fiscal 2011 and the quarter ended June 30, 2011. The line is with a financial institution to provide a revolving credit facility with borrowing capacity of up to $10 million. Borrowings under this agreement, as amended, bear interest, at the Company’s option, at a fixed LIBOR-based rate plus 1.50% or at a fluctuating rate determined by the financial institution to be 1.50% above the daily one-month LIBOR rate. The loan covenants require the Company to maintain the current assets to liabilities ratio of at least 1.25:1, debt to tangible net worth not greater than 1.25:1 and have positive net income. There were no outstanding revolving loans at any time during fiscal 2011 or the quarter ended June 30, 2011, or as of the date hereof, but letters of credit in the aggregate amount of $6.3 million have been issued separate from the line of credit and therefore do not reduce the amount of borrowings available under the revolving credit facility. The renewed credit agreement expires in September 2011.
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
     On June 23, 2011 CorVel and class counsel executed a definitive settlement agreement. The settlement agreement contains the same terms and conditions as were set forth in the Memorandum of Understanding. Accordingly, CorVel made a $9 million cash payment into escrow on July 6, 2011. As set forth in the settlement agreement, certain contingencies such as preliminary court approval, resolutions of objections filed by class members challenging the fairness of the settlement, class members excluded from the settlement not exceeding a materiality threshold, and final court approval, must be satisfied before the settlement become final.
     On June 23, 2011, the 27th Judicial District Court for the Parish of St. Landry, Louisiana granted preliminary approval of settlement. Notice of the settlement is being given to Class Members. The Court has set a deadline of October 16, 2011 for parties to opt out of or object to the proposed settlement. The Court has set the hearing for final approval on November 4, 2011.
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

CORVEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
Note H — Contingencies, Litigation and Subsequent Event (continued)
     In February 2005, Kathleen Roche, D.C., as plaintiff, filed a putative class action in Circuit Court for the 20th Judicial District, St. Clair County, Illinois, against the Company. The case sought unspecified damages based on the Company’s alleged failure to direct patients to medical providers who were members of the CorVel CorCare PPO network and also alleged that the Company used biased and arbitrary computer software to review medical providers’ bills. On October 29, 2010, the Company entered into a settlement agreement providing for the payment of $2.1 million to class members and up to an additional $700,000 for attorneys’ fees and expenses, and as a result the Company accrued $2.8 million of estimated liability for this settlement agreement during the quarter ended September 30, 2010. Initial payments were sent to class members on July 18, 2011. The Company denies that its conduct was improper in any way and has denied all liability. In exchange for the settlement payment by the Company, class members consisting of Illinois medical providers (excluding hospitals) have released the Company and all of its affiliates for claims relating to any PPO or usual and customary reductions recommended by the Company on class members’ medical bills. On January 21, 2011, the Circuit Court gave final approval to the settlement and awarded class counsel $700,000 in attorneys’ fees and expenses and a $5,000 incentive award to Kathleen Roche, the class representative.
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
Summary of Quarterly Results
     The Company generated revenues of $102.3 million for the quarter ended June 30, 2011, an increase of $10.8 million or 11.8% compared to revenues of $91.5 million for the quarter ended June 30, 2010. The increase in revenues was primarily due to a 12% increase in both patient management and network solutions businesses. The increase in patient management services was primarily due to an increase in the level of services provided to existing TPA customers. The increase in network solutions revenue was primarily due to an increase in the customer’s utilization of the Company’s pharmacy services and directed care services.
     The Company’s cost of revenues increased by $9.1 million, from $67.7 million in the June 30, 2010 quarter to $76.8 million in the June 30, 2011 quarter, an increase of 13.4%. This increase was primarily due to the costs associated with the increase in demand for the Company’s pharmacy and directed care services.
     The Company’s general and administrative expense increased by $0.8 million, from $11.5 million in the June 30, 2010 quarter to $12.3 million in the June 30, 2011 quarter, an increase of 7.0%. This increase is primarily due to an increase in the Company’s systems costs.

     The Company’s income tax expense increased by $0.5 million, or 10.8%, from $4.6 million, in the June 30, 2010 quarter to $5.1 million in the June 30, 2011 quarter. The increase in income tax expense before income taxes was primarily due to the aforementioned increase in income before income taxes.
     Weighted diluted shares decreased from 12.2 million shares in the June 30, 2010 quarter to 11.8 million shares in the June 30, 2011 quarter, a decrease of 400,000 shares, or 3.3%. This decrease was due primarily to the repurchase of 640,218 shares of stock in the September 2010, December 2010, March 2011 and June 2011 quarters.
     Diluted earnings per share increased from $0.64 in the June 30, 2010 quarter to $0.70 in the June 30, 2011 quarter, an increase of $0.06 per share, or 9.4%. The increase in diluted earnings per share was due to the increase in income before income taxes along with the reduction in the number of shares outstanding due to the shares repurchased.
Results of Operations for the three months ended June 30, 2010 and 2011
     The Company derives its revenues from providing patient management and network solutions services to payors of workers’ compensation benefits, auto insurance claims and health insurance benefits. Patient management services include claims management, case management, 24/7 nurse triage, utilization management, vocational rehabilitation and life care planning. Network solutions services include medical bill review, PPO management, enhanced bill review, provider reimbursement, professional review, pharmacy services, directed care services, Medicare solutions and clearinghouse services. The percentage of total revenues attributable to patient management and network solutions services for the quarters ended June 30, 2010 and June 30, 2011 are as follows:

	June 30, 2010	June 30, 2011
Patient management services	47.4%	47.2%
Network solutions services	52.6%	52.8%
     The following table sets forth, for the periods indicated, the dollar amounts, dollar and percent changes, share changes, and the percentage of revenues represented by certain items reflected in the Company’s consolidated income statements for the three months ended June 30, 2010 and June 30, 2011. The Company’s past operating results are not necessarily indicative of future operating results.

	Three Months Ended	Three Months Ended		Percentage
	June 30, 2010	June 30, 2011	Change	Change

Revenue	$91,503,000	$102,307,000	$10,804,000	11.8%
Cost of revenues	67,700,000	76,764,000	9,064,000	13.4%

Gross profit	23,803,000	25,543,000	1,740,000	7.3%

Gross profit as percentage of revenue	26.0%	25.0%

General and administrative	11,486,000	12,294,000	808,000	7.0%
General and administrative as percentage of revenue	12.6%	12.0%

Income before income tax provision	12,317,000	13,249,000	932,000	7.6%

Income before income tax provision as percentage of revenue	13.5%	13.0%

Income tax provision	4,557,000	5,051,000	494,000	10.8%

Net income	$7,760,000	$8,198,000	$438,000	5.6%

Weighted Shares
Basic	11,957,000	11,617,000	(340,000)	(2.8%)
Diluted	12,187,000	11,787,000	(400,000)	(3.3%)

Earnings Per Share
Basic	$0.65	$0.71	$0.06	9.2%
Diluted	$0.64	$0.70	$0.06	9.4%
Revenues
Change in revenue from the three months ended June 30, 2010 to the three months ended June 30, 2011
Revenues increased from $91.5 million for the three months ended June 30, 2010 to $102.3 million for the three months ended June 30, 2011, an increase of $10.8 million or 11.8%. The Company’s patient management revenues increased $5.0 million or 11.5% from $43.3 million in the three months ended June 30, 2010 to $48.3 million in the three months ended June 30, 2011. The increase in patient management services was primarily due to an increase in the level of services provided to existing TPA customers. The Company’s network solutions revenues increased from $48.2 million in the three months ended June 30, 2010 to $54.0 million in the three months ended June 30, 2011, an increase of $5.8 million or 12.0%. The increase in network solutions revenue was primarily due to an increase in the customer’s utilization of the Company’s pharmacy services and directed care services.
Cost of Revenues
     The Company’s cost of revenues consist of direct expenses, costs directly attributable to the generation of revenue, and field indirect costs which are incurred in the field offices of the Company. Direct costs are primarily case manager salaries, bill review analysts, related payroll taxes and fringe benefits, and costs for independent medical examination (IME) and diagnostic imaging providers. Most of the Company’s revenues are generated in offices which provide both patient management services and network solutions services. The largest of the field indirect costs are manager salaries and bonus, account executive base pay and commissions, administrative and clerical support, field systems personnel, prescription drug costs, PPO network developers, related payroll taxes and fringe benefits, office rent, and telephone expense. Approximately 35% of the costs incurred in the field are costs which support both the patient management services and network solutions operations of the Company’s field offices, such as district managers, branch clerical, account executives, related payroll taxes and fringe benefits, rent, and telephone.

Change in cost of revenue from the three months ended June 30, 2010 to the three months ended June 30, 2011
     The Company’s cost of revenues increased from $67.7 million in the three months ended June 30, 2010 to $76.8 million in the three months ended June 30, 2011, an increase of $9.1 million or 13.4%. This increase was primarily due to the costs associated with the increase in demand for the Company’s TPA services, pharmacy and directed care services. Cost of revenues increased by 13%, roughly approximating the 12% increase in revenues from the quarter ended June 30, 2010 to the quarter ended June 30, 2011. Direct salaries increased from $18 million for the quarter ended June 30, 2010, to $19 million for the quarter ended June 30, 2011. Direct pharmacy costs increased from $6 million for the quarter ended June 30, 2010 to $10 million for the quarter ended June 30, 2011.
General and Administrative Expense
     For the quarter ended June 30, 2011, general and administrative expense consisted of approximately 55% of corporate systems costs which include the corporate systems support, implementation and training, amortization of software development costs, depreciation of the hardware costs in the Company’s national systems, the Company’s national wide area network and other systems related costs. The remaining 45% of the general and administrative expense consisted of national marketing, national sales support, corporate legal, corporate insurance, human resources, accounting, product management, new business development and other general corporate matters. The increase in legal costs is due to a general increase in the costs to resolve pending litigation.
Change in cost of general and administrative expense from the three months ended June 30, 2010 to the three months ended June 30, 2011
     General and administrative expense increased from $11.5 million in the three months ended June 30, 2010 to $12.3 million in the three months ended June 30, 2011, an increase of $0.8 million, or 7.0%. This increase is primarily due to an increase in the Company’s systems costs from $6.3 million in the quarter ended June 30, 2010 to $6.8 million in the quarter ended June 30, 2011 due to improvements to the company’s proprietary claims systems and an increase in ongoing support and maintenance. Additionally, during the quarter, the Company continued software development expenditures to further enhance the TPA services. The Company expects to continue to grow software development expenditures.
Income Tax Provision
     The Company’s income tax expense increased by $0.5 million, or 10.8%, from $4.6 million for the three months ended June 30, 2010 to $5.1 million for the three months ended June 30, 2011 due to the increase in income before income taxes from $12.3 million to $13.2 million. The income tax expense as a percentage of income before income taxes, also known as the effective tax rate, was 37% for the three months ended June 30, 2010 and 38% for the three months ended June 30, 2011. The income tax provision rates were based upon management’s review of the Company’s estimated annual income tax rate, including state taxes. This effective tax rate differed from the statutory federal tax rate of 35.0% primarily due to state income taxes and certain non-deductible expenses offset by tax credits.
Liquidity and Capital Resources
     The Company has historically funded its operations and capital expenditures primarily from cash flow from operations, and to a lesser extent, stock option exercises. Working capital increased $2.4 million, or 9%, from $27.4 million as of March 31, 2011 to $29.8 million as of June 30, 2011, primarily due to an increase in cash from $12.3 million as of March 31, 2011 to $17.6 million as of June 30, 2011.
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
     As of June 30, 2011, the Company had $17.6 million in cash and cash equivalents, invested primarily in short-term, interest-bearing, highly liquid investment-grade securities with maturities of 90 days or less in federally regulated banks.
     In June 2010, the Company renewed a credit agreement that had been in place throughout fiscal 2011. The line is with a financial institution to provide a revolving credit facility with borrowing capacity of up to $10 million. Borrowings under this agreement, as amended, bear interest, at the Company’s option, at a fixed LIBOR-based rate plus 1.50% or at a fluctuating rate determined by the financial institution to be 1.50% above the daily one-month LIBOR rate. The loan covenants require the Company to maintain the current assets to liabilities ratio of at least 1.25:1, debt to tangible net worth not greater than 1.25:1 and have positive net income. There were no outstanding revolving loans at any time during fiscal 2011 or the quarter ended June 30, 2011, or as of the date hereof, but letters of credit in the aggregate amount of $8.0 million have been issued separate from the line of credit and therefore do not reduce the amount of borrowings available under the revolving credit facility. The renewed credit agreement expires in September 2011. The Company expects to renew the line of credit at that time.
     The Company has historically required substantial capital to fund the growth of its operations, particularly working capital to fund the growth in accounts receivable and capital expenditures. The Company believes, however, that the cash balance at June 30, 2011 along with anticipated internally generated funds, will be sufficient to meet the Company’s expected cash requirements for at least the next twelve months.
Operating Cash Flows
Three months ended June 30, 2010 compared to three months ended June 30, 2011
     Net cash provided by operating activities increased from $10.9 million in the three months ended June 30, 2010 to $15.2 million in the three months ended June 30, 2011. The increase in cash flow from operating activities was primarily due to the increase in accounts and taxes payable as the first quarter tax payment for fiscal year ending March 31, 2012 was not due until the middle of July resulting in an increase in taxes payable for the income tax provision for the quarter ended June 30, 2011. Additionally, net income increased from $7.8 million for the quarter ended June 30, 2010 to $8.2 million for the quarter ended June 30, 2011.
Investing Activities
Three months ended June 30, 2010 compared to three months ended June 30, 2011
     Net cash flow used in investing activities increased from $5.1 million in the three months ended June 30, 2010 to $7.0 million in the three months ended June 30, 2011, an increase of $1.9 million. The increase in net cash used in investing activities is primarily due to an increase in the software development activity and capitalization in the three months ended June 30, 2011 compared to the same period for the prior year.
Financing Activities
Three months ended June 30, 2010 compared to three months ended June 30, 2011
     Net cash flow used in financing activities decreased from $4.6 million for the three months ended June 30, 2010 to $2.9 million for the three months ended June 30, 2011, a decrease of $1.7 million. The decrease in cash flow used in financing activities was primarily due to a decrease in purchases under the Company’s share repurchase program, partially offset by an increase in the number and amount of stock options exercised by employees. During the three months ended June 30, 2011, the Company spent $3.7 million to repurchase 77,530 shares of its common stock. During the three months ended June 30, 2010, the Company spent $5.5 million to repurchase 153,000 shares of its common stock. The Company has historically used cash provided by operating activities and from the exercise of stock options to repurchase stock. The Company expects it may use some of the $17.6 million of cash on its balance sheet at June 30, 2011 to repurchase additional shares of stock.
Contractual Obligations
     The following table summarizes the Company’s contractual obligations outstanding as of June 30, 2011.

	Payments Due by Period
		Within One	Between One and	Between Three and	More than
	Total	Year	Three Years	Five Years	Five Years

Operating leases	$48,018,000	$13,226,000	$18,822,000	$12,017,000	$3,953,000
Uncertain tax positions	1,503,000	1,503,000	—	—	—
Software licenses	861,000	861,000	—	—	—

Total	$50,382,000	$15,590,000	$18,822,000	$12,017,000	$3,953,000

     Operating leases are rents paid for the Company’s physical locations.
Litigation
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
     On June 23, 2011 CorVel and class counsel executed a definitive settlement agreement. The settlement agreement contains the same terms and conditions as were set forth in the Memorandum of Understanding. Accordingly, CorVel made a $9 million cash payment into escrow on July 6, 2011. As set forth in the settlement agreement, certain contingencies such as preliminary court approval, resolutions of objections filed by class members challenging the fairness of the settlement, class members excluded from the settlement not exceeding a materiality threshold, and final court approval, must be satisfied before the settlement become final.
     On June 23, 2011, the 27th Judicial District Court for the Parish of St. Landry, Louisiana granted preliminary approval of settlement. Notice of the settlement is being given to Class Members. The Court has set a deadline of October 16, 2011 for parties to opt out of or object to the proposed settlement. The Court has set the hearing for final approval on November 4, 2011.
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

     In February 2005, Kathleen Roche, D.C., as plaintiff, filed a putative class action in Circuit Court for the 20th Judicial District, St. Clair County, Illinois, against the Company. The case sought unspecified damages based on the Company’s alleged failure to direct patients to medical providers who were members of the CorVel CorCare PPO network and also alleged that the Company used biased and arbitrary computer software to review medical providers’ bills. On October 29, 2010, the Company entered into a settlement agreement providing for the payment of $2.1 million to class members and up to an additional $700,000 for attorneys’ fees and expenses, and as a result the Company accrued $2.8 million of estimated liability for this settlement agreement during the quarter ended September 30, 2010. Initial payments were sent to class members on July 18, 2011. The Company denies that its conduct was improper in any way and has denied all liability. In exchange for the settlement payment by the Company, class members consisting of Illinois medical providers (excluding hospitals) have released the Company and all of its affiliates for claims relating to any PPO or usual and customary reductions recommended by the Company on class members’ medical bills. On January 21, 2011, the Circuit Court gave final approval to the settlement and awarded class counsel $700,000 in attorneys’ fees and expenses and a $5,000 incentive award to Kathleen Roche, the class representative.
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
     The Company must make significant management judgments and estimates in determining contractual and bad debt allowances in any accounting period. One significant uncertainty inherent in the Company’s analysis is whether its past experience will be indicative of future periods. Although the Company considers future projections when estimating contractual and bad debt allowances, the Company ultimately makes its decisions based on the best information available to it at that time. Adverse changes in general economic conditions or trends in reimbursement amounts for the Company’s services could affect the Company’s contractual and bad debt allowance estimates, collection of accounts receivable, cash flows, and results of operations. No one customer accounted for 10% or more of accounts receivable at March 31, 2011 or June 30, 2011.
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
     Share-Based Compensation: The Company accounts for share based compensation in accordance with the provisions of ASC Topic 718 “Compensation — Stock Compensation”. Under ASC 718, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Some of the stock options are performance based and the stock compensation expense is recorded based upon the actual results compared to the option targets. For the quarter ended June 30, 2011, the Company recorded share-based compensation expense of $658,000. Share-based compensation expense recognized in fiscal 2011 is based on awards ultimately expected to vest; therefore, it has been reduced for estimated forfeitures. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
     The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s term, and the Company’s expected annual dividend yield. The Company’s management believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in fiscal 2011 and 2012. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.
     The key input assumptions that were utilized in the valuation of the stock options granted during the quarter ended June 30, 2011 are summarized in the table below.

Expected option term (1)	4.7 years
Expected volatility (2)	46%
Risk-free interest rate (3)	1.88%
Expected forfeiture rate	9.30%
Expected annual dividend yield	0%

(1)	The expected option term is based on historical exercise and post-vesting termination patterns, as well as our expectations regarding future trends.

(2)	Expected volatility represents a combination of historical stock price volatility and estimated future volatility.

(3)	The risk-free interest rate is based on the implied yield on five year United States Treasury Bill on the date of grant.
Recent Accounting Standards Update
     In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Multiple Deliverable Revenue Arrangements—a consensus of FASB Emerging Issues Task Force (“ASU 2009-13”). ASU 2009-13 provides for less restrictive separation criteria that must be met for a deliverable to be considered a separate unit of accounting. Additionally, under this Standard, there is a hierarchy for determining the selling price of a unit of accounting and consideration must be allocated using a relative-selling price method. ASU 2009-13 was effective for CorVel Corporation on April 1, 2011. We reviewed the requirements of ASU 2009-13 and determined that the impact on our financial position or results of operations was considered immaterial.
Item 3 — Quantitative and Qualitative Disclosures About Market Risk
     As of June 30, 2011, the Company held no market risk sensitive instruments for trading purposes, and the Company did not employ any derivative financial instruments, other financial instruments, or derivative commodity instruments to hedge any market risk. The Company had no debt outstanding as of June 30, 2011, and therefore, had no market risk related to debt.
Item 4 — Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2011, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
     There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     On June 23, 2011 CorVel and class counsel executed a definitive settlement agreement. The settlement agreement contains the same terms and conditions as were set forth in the Memorandum of Understanding. Accordingly, CorVel made a $9 million cash payment into escrow on July 6, 2011. As set forth in the settlement agreement, certain contingencies such as preliminary court approval, resolutions of objections filed by class members challenging the fairness of the settlement, class members excluded from the settlement not exceeding a materiality threshold, and final court approval, must be satisfied before the settlement become final.
     On June 23, 2011, the 27th Judicial District Court for the Parish of St. Landry, Louisiana granted preliminary approval of settlement. Notice of the settlement is being given to Class Members. The Court has set a deadline of October 16, 2011 for parties to opt out of or object to the proposed settlement. The Court has set the hearing for final approval on November 4, 2011.
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

     In February 2005, Kathleen Roche, D.C., as plaintiff, filed a putative class action in Circuit Court for the 20th Judicial District, St. Clair County, Illinois, against the Company. The case sought unspecified damages based on the Company’s alleged failure to direct patients to medical providers who were members of the CorVel CorCare PPO network and also alleged that the Company used biased and arbitrary computer software to review medical providers’ bills. On October 29, 2010, the Company entered into a settlement agreement providing for the payment of $2.1 million to class members and up to an additional $700,000 for attorneys’ fees and expenses, and as a result the Company accrued $2.8 million of estimated liability for this settlement agreement during the quarter ended September 30, 2010. Initial payments were sent to class members of July 18, 2011. The Company denies that its conduct was improper in any way and has denied all liability. In exchange for the settlement payment by the Company, class members consisting of Illinois medical providers (excluding hospitals) have released the Company and all of its affiliates for claims relating to any PPO or usual and customary reductions recommended by the Company on class members’ medical bills. On January 21, 2011, the Circuit Court gave final approval to the settlement and awarded class counsel $700,000 in attorneys’ fees and expenses and a $5,000 incentive award to Kathleen Roche, the class representative.
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
          On June 23, 2011 CorVel and class counsel executed a definitive settlement agreement. The settlement agreement contains the same terms and conditions as were set forth in the Memorandum of Understanding. Accordingly, CorVel made a $9 million cash payment into escrow on July 6, 2011. As set forth in the settlement agreement, certain contingencies such as preliminary court approval, resolutions of objections filed by class members challenging the fairness of the settlement, class members excluded from the settlement not exceeding a materiality threshold, and final court approval, must be satisfied before the settlement become final.
          On June 23, 2011, the 27th Judicial District Court for the Parish of St. Landry, Louisiana granted preliminary approval of settlement. Notice of the settlement is being given to Class Members. The Court has set a deadline of October 16, 2011 for parties to opt out of or object to the proposed settlement. The Court has set the hearing for final approval on November 4, 2011.
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
          In February 2005, Kathleen Roche, D.C., as plaintiff, filed a putative class action in Circuit Court for the 20th Judicial District, St. Clair County, Illinois, against us. The case sought unspecified damages based on our alleged failure to direct patients to medical providers who were members of the CorVel CorCare PPO network and also alleged that we used biased and arbitrary computer software to review medical providers’ bills. On October 29, 2010, we entered into a settlement agreement providing for the payment of $2.1 million to class members and up to an additional $700,000 for attorneys’ fees and expenses, and as a result we accrued $2.8 million of estimated liability for this settlement agreement during the quarter ended September 30, 2010. Initial payments were sent to class members on July 18, 2011 On January 21, 2011, the Circuit Court gave final approval to the settlement and awarded class counsel $700,000 in attorneys’ fees and expenses and a $5,000 incentive award to Kathleen Roche, the class representative. Through March 31, 2011, the plaintiff’s attorneys had been paid but no amounts had been paid to the claimants.
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
General
There is a risk that the Company has not identified all the potential risk factors.
          The Company has listed an extensive list of risk factors; however, the potential exists that there are more that the Company has not identified. These could be in any form and could affect the Company in an unfavorable manner. The Company is always aware of looking for other potential risk factors.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
     There were no sales of unregistered securities during the period covered by this report. The following table shows the repurchases of the Company’s common stock made by or on behalf of the Company in open-market transactions for the quarter ended June 30, 2011 pursuant to a publicly announced plan.

			Total Number of
			Shares Purchased	Maximum Number
			as Part of Publicly	of Shares that may
	Total Number of	Average Price Paid	Announced	yet be Purchased
Period	Shares Purchased	Per Share	Program	Under the Program

April 1 to April 30, 2011	—	—	—	508,837
May 1 to May 31, 2011	30,620	48.93	30,620	478,217
June 1 to June 30, 2011	46,910	46.36	46,910	431,307

Total	77,530	$47.38	77,530	431,307

     In 1996, the Company’s Board of Directors authorized a stock repurchase program for up to 100,000 shares of the Company’s common stock. The Company’s Board of Directors has periodically increased the number of shares authorized for repurchase under the repurchase program. The most recent increase occurred in May 2010 and brought the number of shares authorized for repurchase over the life of the program to 15,000,000 shares. There is no expiration date for the repurchase program. As of June 30, 2011, the Company had repurchased 14,568,693 shares of its common stock.
Item 3 — Defaults Upon Senior Securities — None.
Item 4 — (Removed and Reserved)
Item 5 — Other Information
     On June 23, 2011 CorVel and class counsel executed a definitive settlement agreement. The settlement agreement contains the same terms and conditions as were set forth in the Memorandum of Understanding. Accordingly, CorVel made a $9 million cash payment into escrow on July 6, 2011. As set forth in the settlement agreement, certain contingencies such as preliminary court approval, resolutions of objections filed by class members challenging the fairness of the settlement, class members excluded from the settlement not exceeding a materiality threshold, and final court approval, must be satisfied before the settlement become final.
     On June 23, 2011, the 27th Judicial District Court for the Parish of St. Landry, Louisiana granted preliminary approval of settlement. Notice of the settlement is being given to Class Members. The Court has set a deadline of October 16, 2011 for parties to opt out of or object to the proposed settlement. The Court has set the hearing for final approval on November 4, 2011.
     For more information, please refer in this report to Part 2, Item 1 under Legal Proceedings.
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
10.1 Settlement Agreement dated June 23, 2011 by and among CorVel Corporation and counsel for class representatives, George Raymond Williams, M.D., Orthopaedic Surgery, A Profession Medical, L.L.C. and Southwest Louisiana Hospital Association d/b/a Lake Charles Memorial Hospital, and all other class members.

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
August 5, 2011