Form 10-Q
period 2011-09-30
CORVEL CORP
filed 2011-11-04
CIK 874866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

(949) 851-1473

Registrant’s telephone number, including area code:

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

The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value per share, as of November 1, 2011 was 11,433,492.

CORVEL CORPORATION

FORM 10-Q

Part I—Financial Information

Item 1. Financial Statements

CORVEL CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2011	September 30, 2011 (Unaudited)
Assets
Current Assets
Cash and cash equivalents (Note A)	$12,269,000	$8,134,000
Customer deposits	5,279,000	4,846,000
Accounts receivable, net	48,964,000	50,826,000
Prepaid taxes and expenses	6,417,000	6,608,000
Deferred income taxes	9,298,000	9,759,000

Total current assets	82,227,000	80,173,000

Property and equipment, net	38,500,000	43,351,000
Goodwill	36,769,000	36,769,000
Other intangibles, net (Note F)	6,729,000	6,433,000

TOTAL ASSETS	$164,225,000	$166,726,000

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts and taxes payable	$14,590,000	$17,956,000
Accrued liabilities	40,248,000	30,325,000

Total current liabilities	54,838,000	48,281,000

Deferred income taxes	9,748,000	9,748,000

Commitments and contingencies (Note G and H)

Stockholders’ Equity
Common stock, $.0001 par value: 60,000,000 shares authorized at March 31, 2011 and 120,000,000 shares authorized at September 30, 2011; 26,122,084 shares issued (11,630,921 shares outstanding, net of Treasury shares) and 26,174,546 shares issued (11,465,181 shares outstanding, net of Treasury shares) at March 31, 2011 and September 30, 2011, respectively	3,000	3,000

Paid-in capital	100,073,000	103,057,000

Treasury Stock (14,491,163 shares at March 31, 2011 and
14,709,365 shares at September 30, 2011)	(248,931,000)	(258,936,000)

Retained earnings	248,494,000	264,573,000

Total stockholders’ equity	99,639,000	108,697,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$164,225,000	$166,726,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED INCOME STATEMENTS — UNAUDITED

	Three Months Ended September 30,
	2010	2011
REVENUES	$93,392,000	$104,552,000

Cost of revenues	70,153,000	78,940,000

Gross profit	23,239,000	25,612,000
General and administrative expenses	14,171,000	12,592,000

Income before income tax provision	9,068,000	13,020,000

Income tax provision	1,535,000	5,139,000

NET INCOME	$7,533,000	$7,881,000

Net income per common and common equivalent share
Basic	$0.64	$0.68

Diluted	$0.62	$0.68

W eighted average common and common equivalent
Basic	11,861,000	11,526,000

Diluted	12,104,000	11,672,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED INCOME STATEMENTS — UNAUDITED

	Six Months Ended September 30,
	2010	2011
REVENUES	$184,895,000	$206,860,000

Cost of revenues	137,853,000	155,704,000

Gross profit	47,042,000	51,156,000

General and administrative expenses	25,657,000	24,886,000

Income before income tax provision	21,385,000	26,270,000

Income tax provision	6,092,000	10,191,000

NET INCOME	$15,293,000	$16,079,000

Net income per common and common equivalent share
Basic	$1.28	$1.39

Diluted	$1.26	$1.37

Weighted average common and common equivalent
Basic	11,909,000	11,572,000

Diluted	12,145,000	11,729,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Six Months Ended September 30,
	2010	2011
Cash flows from Operating Activities
NET INCOME	$15,293,000	$16,079,000

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	5,947,000	6,987,000
Loss on disposal of assets	111,000	116,000
Stock compensation expense	1,264,000	1,329,000
Write-off of uncollectible accounts	1,087,000	1,305,000

Changes in operating assets and liabilities
Accounts receivable	(1,459,000)	(3,167,000)
Customer deposits	(609,000)	433,000
Prepaid taxes and expenses	2,844,000	(191,000)
Other assets	19,000	0
Accounts and taxes payable	(974,000)	3,366,000
Accrued liabilities	1,163,000	(9,923,000)
Deferred income tax	(810,000)	(461,000)

Net cash provided by operating activities	23,876,000	15,873,000

Cash Flows from Investing Activities
Purchase of property and equipment	(9,032,000)	(11,658,000)

Net cash (used in) investing activities	(9,032,000)	(11,658,000)

Cash Flows from Financing Activities
Purchase of treasury stock	(11,778,000)	(10,005,000)
Tax effect of stock option exercises	1,027,000	973,000
Exercise of common stock options	1,952,000	525,000
Exercise of employee stock purchase options	160,000	157,000

Net cash (used in) financing activities	(8,639,000)	(8,350,000)

Increase in cash and cash equivalents	6,205,000	(4,135,000)
Cash and cash equivalents at beginning of period	10,242,000	12,269,000

Cash and cash equivalents at end of period	$16,447,000	$8,134,000

Supplemental Cash Flow Information:
Income taxes paid	$6,165,000	$7,288,000
Purchase of software license under finance agreement	$1,700,000	861,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

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

In accordance with ASU 2010-09, the Company evaluated all subsequent events or transactions. During the period subsequent to September 30, 2011, the Company repurchased 45,668 shares for $2.20 million or $48.15 average price per share. These shares were repurchased under the Company’s ongoing share repurchase program described in Note C.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2012. For further information, refer to the consolidated financial statements and footnotes for the fiscal year ended March 31, 2011 included in the Company’s Annual Report on Form 10-K.

Basis of Presentation: The consolidated financial statements include the accounts of CorVel and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates: The preparation of financial statements in compliance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. Actual results could differ from those estimates. Significant estimates include the values assigned to intangible assets, capitalized software development, the allowance for doubtful accounts, accrual for income taxes, purchase price allocation for acquisitions, accrual for self-insurance reserves, share-based payments related to performance based awards, loss contingencies, estimated claims for claims administration revenue recognition, and estimates used in stock option valuations.

Recent Accounting Pronouncements: In September 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance allowing entities testing goodwill for impairment to perform a qualitative assessment to determine whether further impairment testing is necessary. If entities determine, on the basis of qualitative factors, that it is more likely than not that a reporting unit’s fair value is greater than the carrying amount, a quantitative calculation may not be needed. This update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Adoption of the standard is not expected to have a material impact on our financial position, results of operations, or cash flows.

Cash and Cash Equivalents: Cash and cash equivalents consist of short-term highly-liquid investment-grade interest-bearing securities with maturities of 90 days or less when purchased.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

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

The carrying amount of the Company’s financial instruments (i.e. cash, accounts receivable, accounts payable, etc.) are all Level 1 and approximate their fair values at March 31, 2011 and September 30, 2011. The Company has no Level 2 or Level 3 assets.

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

September 30, 2011

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

The FASB issued Accounting Standards Update No. 2009-13, Multiple Deliverable Revenue Arrangements — a consensus of FASB Emerging Issues Task Force (“ASU 2009-13”). ASU 2009-13 provides for less restrictive separation criteria that must be met for a deliverable to be considered a separate unit of accounting. Additionally, under this Standard, there is a hierarchy for determining the selling price of a unit of accounting and consideration must be allocated using a relative-selling price method. ASU 2009-13 was be effective for CorVel Corporation on April 1, 2011. We reviewed the requirements of ASU 2009-13 and determined the pronouncement had no material impact on our financial position or results of operations.

Accounts Receivable: The majority of the Company’s accounts receivable are due from companies in the property and casualty insurance industries, self-insured employers, and government entities. Accounts receivable are due within 30 days and are stated as amounts due from customers net of an allowance for doubtful accounts. Those accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company and the condition of the general economy and the industry as a whole. No one customer accounted for 10% or more of accounts receivable at either March 31, 2011 or September 30, 2011. No one customer accounted for 10% or more of revenue during either of the three or six month periods ended September 30, 2010 or 2011.

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

September 30, 2011

Note A — Basis of Presentation and Summary of Significant Accounting Policies (continued)

Income Taxes: The Company provides for income taxes under the liability method. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities as measured by the enacted tax rates which are expected to be in effect when these differences reverse. Income tax expense is the tax payable for the period and the change during the period in net deferred tax assets and liabilities. The balance of the unrecognized tax benefits as of March 31, 2011 and September 30, 2011 was $1,608,000 and $1,529,000, respectively.

Earnings Per Share: Earnings per common share-basic is based on the weighted average number of common shares outstanding during the period. Earnings per common shares-diluted is based on the weighted average number of common shares and common share equivalents outstanding during the period. In calculating earnings per share, earnings are the same for the basic and diluted calculations. Weighted average shares outstanding decreased in the September 2011 quarter compared to the same quarter of the prior year primarily due to repurchase of shares under the Company’s share repurchase program. See also Note D.

Note B — Stock Based Compensation and Stock Options

Under the Company’s Restated Omnibus Incentive Plan (Formerly The Restated 1988 Executive Stock Option Plan) (“the Plan”) as in effect at September 30, 2011, options for up to 9,682,500 shares of the Company’s common stock may be granted to key employees, non-employee directors and consultants at exercise prices not less than the fair market value of the stock at the date of grant. Options granted under the Plan are non-statutory stock options and generally vest 25% one year from date of grant and the remaining 75% vesting ratably each month for the next 36 months. The options granted to employees and the board of directors expire at the end of five years and ten years from date of grant, respectively.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model with the assumptions included in the table below. The Company uses historical data among other factors to estimate the expected volatility, the expected option life, and the expected forfeiture rate. The risk-free rate is based on the interest rate paid on a U.S. Treasury issue with a term similar to the estimated life of the option. Based upon the historical experience of options cancellations, the Company has estimated an annualized forfeiture rate of 9.27% and 9.36% for the three months ended September 30, 2010 and 2011, respectively. Forfeiture rates will be adjusted over the requisite service period when actual forfeitures differ, or are expected to differ, from the estimate. The following assumptions were used to estimate the fair value of options granted during the three months ended September 30, 2010 and 2011 using the Black-Scholes option-pricing model:

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

Note B — Stock Options and Stock-Based Compensation (continued)

	Three Months Ended September 30,
	2010	2011

Risk-free interest rate	2.15%	1.13%

Expected volatility	46%	47%

Expected dividend yield	0.00%	0.00%

Expected forfeiture rate	9.27%	9.36%

Expected weighted average life of option in years	4.7 years	4.7 years

All options granted in the six months ended September 30, 2010 and 2011 were granted at fair market value and are non-statutory stock options.

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

In February 2008, the Company’s Board of Directors granted performance-based stock options for 42,000 shares of common stock at fair market value at the date of grant, which will only vest if the Company attains certain revenue targets for all services sold to claims administration clients and out-of-network bill review revenues, as established by the Company’s Board of Directors, for calendar years 2009, 2010, and 2011. The targets for the various options varied by the regions managed by these optionees with each region having a different target. These options were granted with an exercise price of $25.10 per share, which was the fair market value at the date of grant, and have a valuation of $9.81 per share. Currently, management has determined that optionees with 12,000 options attained the revenue targets for calendar year 2009 and 2010, and, accordingly, the Company has recognized $33,000 during fiscal 2011, $11,000 during the quarter ended September 30, 2011, $22,000 during the six months ended September 30, 2011, and $105,000, cumulatively, since the date of the option grant. Currently, management has determined that it is not probable that the revenue targets for the remaining optionees will be attained and, accordingly, the Company has recognized no stock compensation expense for those options.

In February 2009, the Company’s Board of Directors granted performance-based stock options for 100,000 shares of common stock at fair market value at the date of grant, which will only vest if the Company attains certain earnings per share targets, as established by the Company’s Board of Directors, for calendar years 2009, 2010, and 2011. Net of cancelations due to employee terminations, options for 95,000 shares remained under these performance-based stock options as of September 30, 2011. These options were granted with an exercise price of $19.79 per share, which was the fair market value at the date of grant, and have a valuation of $8.21 per share. The Company attained these targets for calendar 2009 and 2010, expects to attain the target for calendar year 2011, and, accordingly, the Company recognized stock compensation expense of $221,000 during fiscal year 2011, $78,000 during the quarter ended September 30, 2011, $156,000 for the six months ended September 30, 2011, and $702,000, cumulatively, since the date of the option grants.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

Note B — Stock Options and Stock-Based Compensation (continued)

In February 2009, the Company’s Board of Directors granted performance-based stock options for 10,000 shares of common stock at fair market value at the date of grant, which will only vest if the Company attains certain revenue targets for all services sold to claims administration clients and out-of-network bill review revenues, as established by the Company’s Board of Directors, for calendar years 2009, 2010, and 2011. These options were granted with an exercise price of $20.37 per share, which was the fair market value at the date of grant, and have a valuation of $8.45 per share. The Company did not achieve the revenue target for calendar year 2009 or 2010. Currently, management has determined that it is not probable that the Company will attain the revenue targets for calendar year 2011, and, accordingly, the Company has recognized no stock compensation expense for this stock option grant during fiscal 2011 or the three or six months ended September 30, 2011.

In November 2009, the Company’s Board of Directors granted performance-based stock options for 110,000 shares of common stock at fair market value at the date of grant, which will only vest if the Company attains certain earnings per share targets, as established by the Company’s Board of Directors, for calendar years 2010, 2011, and 2012. These options were granted with an exercise price of $28.92 per share, which was the fair market value at the date of grant, and have a valuation of $12.57 per share. The Company attained the earnings per share target in calendar year 2010, and currently, management has determined that it is probable that the Company will attain the earnings per share targets for calendar year 2011. Accordingly, the Company recognized $337,000 of stock compensation expense for this stock option grant during fiscal 2011, $104,000 for the three months ended September 30, 2011, $208,000 for the six months ended September 30, 2011, and $726,000, cumulatively.

In December 2010, the Company’s Board of Directors granted performance-based stock options for 100,000 shares of common stock at fair market value at the date of grant, which will only vest if the Company attains certain earnings per share targets, as established by the Company’s Board of Directors, for calendar years 2011, 2012, and 2013. These options were granted with an exercise price of $46.14 per share, which was the fair market value at the date of grant, and have a valuation of $18.72 per share. Management has determined that it is probable that the Company will attain the earnings per share targets for calendar year 2011. Accordingly, the Company has recognized $140,000 of stock compensation expense for this stock option grant during fiscal 2011, $140,000 during the three months ended September 30, 2011, $280,000 for the six months ended September 30, 2011 and $421,000, cumulatively.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

Note B — Stock Based Compensation and Stock Options (continued)

The table below shows the amounts recognized in the financial statements for stock compensation expense for time based options and performance based options the three and six months ended September 30, 2010 and 2011, respectively. Included in the three months and six months ended September 30, 2011 stock compensation expense is $334,000 and $668,000, respectively, for the expense related to the performance based options.

	Three Months Ended
	September 30, 2010	September 30, 2011
Cost of revenues	$147,000	$125,000
General and administrative	526,000	546,000

Total cost of stock-based compensation included in	673,000	671,000
income before income tax provision
Amount of income tax benefit recognized	(256,000)	(262,000)

Amount charged against net income	$417,000	$409,000

Effect on diluted net income per share	$(0.03)	$(0.04)

	Six Months Ended
	September 30, 2010	September 30, 2011
Cost of revenues	$281,000	$250,000
General and administrative	983,000	1,079,000

Total cost of stock-based compensation included in	1,264,000	1,329,000
income before income tax provision
Amount of income tax benefit recognized	(474,000)	(520,000)

Amount charged against income	$790,000	$809,000

Effect on diluted income per share	$(0.07)	$(0.07)

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

Note B — Stock Based Compensation and Stock Options (continued)

Summarized information for all stock options for the three months and six months ended September 30, 2010 and 2011 follows:

	Three Months Ended September 30, 2010		Three Months Ended September 30, 2011
	Shares	Average Price	Shares	Average Price
Options outstanding, beginning	1,079,022	$23.35	797,377	$29.87
Options granted	45,000	39.06	29,550	43.73
Options exercised	(95,317)	17.94	(26,429)	23.51
Options cancelled	(1,266)	16.81	(1,625)	25.31

Options outstanding, ending	1,027,439	$24.55	798,873	$30.62

	Six Months Ended September 30, 2010		Six Months Ended September 30, 2011
	Shares	Average Price	Shares	Average Price
Options outstanding, beginning	1,065,403	$22.57	813,622	$29.26
Options granted	93,000	37.76	45,225	45.75
Options exercised	(129,538)	17.77	(54,973)	23.17
Options cancelled	(1,426)	20.85	(5,001)	28.20

Options outstanding, ending	1,027,439	$24.55	798,873	$30.62

The following table summarizes the status of stock options outstanding and exercisable at September 30, 2011:

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

Note B — Stock Based Compensation and Stock Options (continued)

Range of Exercise Price	Number of Outstanding Options	Weighted Average Remaining Contractual Life	Outstanding Options – Weighted Average Exercise Price	Exercisable Options – Number of Exercisable Options	Exercisable Options –Weighted Average Exercise Price
$15.55 to $23.55	200,964	2.65	$19.39	152,052	$19.17
$24.75 to $28.92	254,669	2.80	$27.04	140,437	$26.62
$28.92 to $43.73	212,415	4.11	$35.69	92,553	$33.06
$46.00 to $49.56	130,825	4.20	$46.59	1,175	$47.70

Total	798,873	3.34	$30.62	386,217	$25.29

A summary of the status for all outstanding options at September 30, 2011, and changes during the three months then ended, is presented in the table below:

	Number of Options	Weighted Average Exercise Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value as of September 30, 2011
Options outstanding at July 1, 2011	797,377	$29.89
Granted	29,550	43.73
Exercised	(26,429)	23.51
Cancelled – forfeited	(1,100)	28.75
Cancelled – expired	(525)	18.09

Ending outstanding	798,873	$30.62	3.34	$10,062,545

Ending vested and expected to vest	735,700	$29.91	3.27	$9,706,495

Ending exercisable at September 30, 2011	386,217	$25.29	2.72	$6,651,753

The weighted-average grant-date fair value of options granted during the three months ended September 30, 2010 and 2011, was $16.28 and $17.59, respectively.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

Note C — Treasury Stock and Subsequent Event

The Company’s Board of Directors initially approved the commencement of a share repurchase program in the fall of 1996. In May 2010, the Board approved an 850,000 share expansion of the repurchase program to 15,000,000 shares over the life of the share repurchase program. Since the commencement of the share repurchase program, the Company has spent $259 million to repurchase 14,709,365 shares of its common stock, equal to 56% of the outstanding common stock had there been no repurchases. The average price of these repurchases is $17.60 per share. These purchases have been funded primarily from the net earnings of the Company, along with the proceeds from the exercise of common stock options. During the three and six months ended September 30, 2011, the Company repurchased 140,672 shares for $6.3 million, and 218,202 shares for $10.0 million, respectively. The Company had 11,465,181 shares of common stock outstanding as of September 30, 2011, net of the 14,709,365 shares in treasury. Subsequent to the end of the quarter, through October 25, 2011, the Company repurchased 45,668 shares of common stock for $2.20 million or $48.15 average price per share.

Note D — Weighted Average Shares and Net Income Per Share

Weighted average basic common and common equivalent shares decreased from 11,861,000 for the quarter ended September 30, 2010 to 11,526,000 for the quarter ended September 30, 2011. Weighted average diluted common and common equivalent shares decreased from 12,104,000 for the quarter ended September 30, 2010 to 11,672,000 for the quarter ended September 30, 2011. The net decrease in both of these weighted share calculations is due to the repurchase of common stock as noted above, offset by an increase in shares outstanding due to the exercise of stock options under the Company’s employee stock option plan.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

Note D — Weighted Average Shares and Net Income Per Share (continued)

Net income per common and common equivalent shares was computed by dividing net income by the weighted average number of common and common stock equivalents outstanding during the quarter. The calculations of the basic and diluted weighted shares for the three months ended September 30, 2010 and 2011, are as follows:

	Three Months Ended September 30,
	2010	2011
Net Income	$7,533,000	$7,881,000

Basic:
Weighted average common shares outstanding	11,861,000	11,526,000

Net Income per share	$0.64	$0.68

Diluted:
Weighted average common shares outstanding	11,861,000	11,526,000
Treasury stock impact of stock options	243,000	146,000

Total common and common equivalent shares	12,104,000	11,672,000

Net Income per share	$0.62	$0.68

	Six Months Ended September 30,
	2010	2011
Net Income	$15,293,000	$16,079,000

Basic:
Weighted average common shares outstanding	11,909,000	11,572,000

Net Income per share	$1.28	$1.39

Diluted:
Weighted average common shares outstanding	11,909,000	11,572,000
Treasury stock impact of stock options	236,000	157,000

Total common and common equivalent shares	12,145,000	11,729,000

Net Income per share	$1.26	$1.37

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

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

Note F — Other Intangible Assets

Other intangible assets consist of the following at September 30, 2011:

Item	Life	Cost	Six Months Ended September 30, 2011 Amortization Expense	Accumulated Amortization at September 30, 2011	Cost, Net of Accumulated Amortization at September 30, 2011
Covenants Not to Compete	5 Years	$775,000	$78,000	$592,000	$183,000
Customer Relationships	18-20 Years	7,922,000	212,000	1,820,000	6,102,000
TPA Licenses	15 Years	204,000	6,000	56,000	148,000

Total		$8,901,000	$296,000	$2,468,000	$6,433,000

Note G — Line of Credit

In September 2011, the Company renewed a credit agreement that had been in place throughout fiscal 2011 and the six months ended September 30, 2011. The line is with a financial institution to provide a revolving credit facility with borrowing capacity of up to $10 million. Borrowings under this agreement, as amended, bear interest, at

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

Note G — Line of Credit (continued)

the Company’s option, at a fixed LIBOR-based rate plus 1.50% or at a fluctuating rate determined by the financial institution to be 1.50% above the daily one-month LIBOR rate. The loan covenants require the Company to maintain the current assets to liabilities ratio of at least 1.25:1, debt to tangible net worth not greater than 1.25:1 and have positive net income. There were no outstanding revolving loans at any time during fiscal 2011 or the six months ended September 30, 2011, or as of the date hereof, but letters of credit in the aggregate amount of $8.0 million have been issued separate from the line of credit and therefore do not reduce the amount of borrowings available under the revolving credit facility. The renewed credit agreement expires in September 2012.

Note H — Contingencies and Litigation

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

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

Note H — Contingencies and Litigation (continued)

On June 23, 2011, the 27th Judicial District Court for the Parish of St. Landry, Louisiana granted preliminary approval of settlement. Notice of the settlement is being given to Class Members. The Court has set a deadline of October 16, 2011 for parties to opt out of or object to the proposed settlement. The Court has set the hearing for final approval on November 4, 2011.

In exchange for the settlement payment by CorVel, class members will release CorVel and all of its affiliates and clients for any claims relating in any way to re-pricing, payment for, or reimbursement of a workers’ compensation bill, including but not limited to claims under the AWPA. Plaintiffs have also agreed to a notice procedure that CorVel may follow in the future to comply with the AWPA. As noted, the Memorandum of Understanding is contingent upon the execution of a mutually acceptable definitive settlement agreement. Under Louisiana law, once the parties have executed such a settlement agreement, they must apply to the court for approval of the settlement following a court-supervised process of notice to the class and an opportunity for the class to be heard about the fairness of the settlement or to be excluded from the settlement. CorVel expects to be able to arrive at such a definitive settlement agreement by the end of December 2011, but there can be no assurance that the parties will be able to reach a definitive settlement agreement within that timeframe or at all, that the court will approve the settlement or that a large number of class members will not opt out of the settlement. If a definitive settlement agreement is not reached or is not approved by the court, all related proceedings in State and Federal Court, as well as the Louisiana Office of Workers Compensation and the arbitration proceeding before the American Arbitration Association that have been stayed pending settlement will resume.

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

Summary of Quarterly Results

The Company generated revenues of $104.6 million for the quarter ended September 30, 2011, an increase of $11.2 million, or 11.9%, compared to revenues of $93.4 million for the quarter ended September 30, 2010. The increase in revenues was partially due to an increase in patient management business from increased revenues of the Company’s TPA services. Network solutions revenue increased primarily due to an increase in the Company’s pharmacy and directed care revenues. As the Company has expanded the offer of its TPA services, it has found the directed care and TPA services to be synergistic as customers who buy one service can easily buy the other.

The Company’s cost of revenues increased by $8.8 million, from $70.2 million in the September 2010 quarter to $78.9 million in the September 2011 quarter, an increase of 12.5%. This increase was primarily due to the 11.9% increase in revenues noted above. More of the Company’s growth came from an increase in the revenues from TPA services, pharmacy and direct care services which generate a lower gross margin than the Company’s other services which caused a greater increase in cost of revenues as compared to revenues.

The Company’s general and administrative expense decreased by $1.6 million, from $14.2 million in the September 2010 quarter to $12.6 million in the September 2011 quarter, a decrease of 11.1%. This decrease is primarily due to the recognition of a $2.8 million legal settlement during the September 2010 quarter as discussed in Note H. There was no such similar settlement in the September 2011 quarter.

The Company’s income tax expense increased by $3.6 million, from $1.5 million in the September 2010 quarter to $5.1 million in the September 2011 quarter. This increase in income tax expense was due to an increase in income before income taxes along with an increase in the income tax rate. In the quarter ended September 30, 2010, the Company recognized a lower income tax rate due to the resolution of certain tax issues.

Weighted diluted shares decreased from 12.1 million shares in the September 2010 quarter to 11.7 million shares in the September 2011 quarter, a decrease of 0.4 million shares, or 3.6%. This decrease was due primarily to the repurchase of 775,405 shares in the four quarters ended September 2011. The decrease in shares resulting from the shares repurchased was offset by the exercise of stock options during the last four quarters.

Diluted earnings per share increased from $0.62 in the September 2010 quarter to $0.68 in the September 2011 quarter, an increase of $0.06 per share, or 9.7%. The increase in diluted earnings per share was due to the increase in income before income tax expense along with the reduction in the number of shares outstanding due to the shares repurchased.

Results of Operations for the three months ended September 30, 2010 and 2011

The Company derives its revenues from providing patient management and network solutions services to payors of workers’ compensation benefits, auto insurance claims and health insurance benefits. Patient management services include claims management, case management, 24/7 nurse triage, utilization management, vocational rehabilitation and life care planning. Network solutions services include medical bill review, PPO management, enhanced bill review, provider reimbursement, professional review, pharmacy services, directed care services, Medicare solutions and clearinghouse services. The percentage of total revenues attributable to patient management and network solutions services for the quarters ended September 30, 2010 and September 30, 2011 are as follows:

	September 30, 2010	September 30, 2011
Patient management services	47.4%	47.3%
Network solutions services	52.6%	52.7%

The following table sets forth, for the periods indicated, the dollar amounts, dollar and percent changes, share changes, and the percentage of revenues represented by certain items reflected in the Company’s consolidated income statements for the three months ended September 30, 2010 and September 30, 2011. The Company’s past operating results are not necessarily indicative of future operating results.

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2011	Change	Percentage Change
Revenue	$93,392,000	$104,552,000	$11,160,000	11.9%
Cost of revenues	70,153,000	78,940,000	8,787,000	12.5%

Gross profit	23,239,000	25,612,000	2,373,000	10.2%

Gross profit as percentage of revenue	24.9%	24.5%

General and administrative	14,171,000	12,592,000	(1,579,000)	(11.1%)
General and administrative as percentage of revenue	15.2%	12.0%

Income before income tax provision	9,068,000	13,020,000	3,952,000	43.6%

Income before income tax provision as percentage of revenue	9.7%	12.5%

Income tax provision	1,535,000	5,139,000	3,604,000	234.8%

Net income	$7,533,000	$7,881,000	$348,000	4.6%

Weighted Shares
Basic	11,861,000	11,526,000	(335,000)	(2.8%)
Diluted	12,104,000	11,672,000	(432,000)	(3.6%)

Earnings Per Share
Basic	$0.64	$0.68	$0.04	6.3%
Diluted	$0.62	$0.68	$0.06	9.7%

Revenues

Change in revenue from the quarter ended September 2010 to the quarter ended September 2011

Revenues increased from $93.4 million for the three months ended September 30, 2010 to $104.6 million for the three months ended September 30, 2011, an increase of $11.1 million, or 11.9%. The increase was partially due to an increase in the Company’s patient management revenues by $5.4 million or 12.2% from $44.1 million in the September 2010 quarter to $49.5 million in the September 2011 quarter. This increase was primarily due to increase in the number of customers and customer utilization of the Company’s TPA services. This growth was complemented by an increase in network solutions revenue by $5.8 million, or 11.7%, from $49.3 million in the September 2010 quarter to $55.1 million in the September 2011 quarter. This increase was primarily due to an increase in revenues from the Company’s pharmacy and directed care services.

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

Change in cost of revenue from the quarter ended September 30, 2010 to the quarter ended September 30, 2011

The Company’s costs of revenue increased from $70.2 million in the quarter ended September 30, 2010 to $78.9 million in the quarter ended September 30, 2011, an increase of $8.8 million, or 12.5%, roughly approximating the 12% increase in revenues for the same periods. Direct salaries increased from $18.4 million for the quarter ended September 30, 2010, to $20.7 million for the quarter ended September 30, 2011. Direct pharmacy costs increased from $8.2 million for the quarter ended September 30, 2010 to $10.9 million for the quarter ended September 30, 2011. This increase in pharmacy costs is due to the increase in revenues noted above.

General and Administrative Expense

For the quarter ended September 30, 2011, general and administrative expense consisted of approximately 55% of corporate systems costs which include corporate systems support, implementation and training, amortization of software development costs, depreciation of the hardware costs in the Company’s national systems, the Company’s national wide area network and other systems related costs. The remaining 45% of the general and administrative expense consisted of national marketing, national sales support, corporate legal, corporate insurance, human resources, accounting, external audit, product management, new business development and other general corporate matters.

Change in general and administrative expense from the quarter ended September 30, 2010 to the quarter ended September 30, 2011

General and administrative expense decreased from $14.2 million in the quarter ended September 30, 2010 to $12.6 million in the quarter ended September 30, 2011, a decrease of $1.6 million, or 11.1%. This decrease is due to the $2.8 million of expense recorded by the Company in the quarter ended September 30, 2010 for litigation as discussed in Note H. Excluding this charge to settle the litigation, general and administrative costs would have increased from $11.4 million in the quarter ended September 30, 2010 to $12.6 million for the quarter ended September 30, 2011. The largest portion of this increase in general and administrative costs is due to the increase in systems costs by $6.0 million to $6.6 million. This increase in costs is primarily due to efforts to improve the Company’s proprietary claims systems and an increase in ongoing support and maintenance. Additionally, during the quarter, the Company continued software development expenditures to further enhance the TPA services. The Company expects to continue to grow software development expenditures.

Change in Income Tax Provision from the quarter ended September 30, 2010 to the quarter ended September 30, 2011

The Company’s income tax expense increased by $3.6 million, from $1.5 million for the quarter ended September 30, 2010 to $5.1 million for the quarter ended September 30, 2011 due to the increase in income before income taxes from $9.1 million to $13.0 million along with a decrease in the income tax rate. The income tax expense as a percentage of income before income taxes (i.e. effective tax rate) was 16.9% for the three months ended September 30, 2010 and 39.5% for the three months ended September 30, 2011. This increase in rate was due to the resolution of certain outstanding tax issues which resulted in a reduction to the income tax liability. The income tax provision rates were based upon management’s review of the Company’s estimated annual income tax rate, including state taxes. This effective tax rate differed from the statutory federal tax rate of 35.0% primarily due to state income taxes, the liability reduction and certain non-deductible expenses. The Company believes the income tax rate for the quarter ended September 30, 2011 is more reflective of the expected tax rates in the future.

Results of Operations for the six months ended September 30, 2010 and the six months ended September 30, 2011

The following table sets forth, for the periods indicated, the dollar amounts, dollar and percent changes, share changes, and the percentage of revenues represented by certain items reflected in the Company’s consolidated income statements for the six months ended September 30, 2010 and September 30, 2011. The Company’s past operating results are not necessarily indicative of future operating results.

	Six Months Ended September 30, 2010	Six Months Ended September 30, 2011	Change	Percentage Change
Revenue	$184,895,000	$206,860,000	$21,965,000	11.9%
Cost of revenues	137,853,000	155,704,000	17,851,000	12.9%

Gross profit	47,042,000	51,156,000	4,114,000	8.7%

Gross profit as percentage of revenue	25.4%	24.7%

General and administrative	25,657,000	24,886,000	(771,000)	(3.0%)
General and administrative as percentage of revenue	13.9%	12.0%

Income before income tax provision	21,385,000	26,270,000	4,885,000	22.8%

Income before income tax provision as percentage of revenue	11.6%	12.7%
Income tax provision	6,092,000	10,191,000	4,099,000	67.3%

Net income	$15,293,000	$16,079,000	$786,000	5.1%

Weighted Shares
Basic	11,909,000	11,572,000	(337,000)	(2.8%)
Diluted	12,145,000	11,729,000	(416,000)	(3.4%)

Earnings Per Share
Basic	$1.28	$1.39	$0.11	8.6%
Diluted	$1.26	$1.37	$0.11	8.7%

Revenues

Change in revenue from the six months ended September 30, 2010 to the six months ended September 30, 2011

Revenues increased from $184.9 million for the six months ended September 30, 2010 to $206.9 million for the six months ended September 30, 2011, an increase of $22.0 million or 11.9%. The Company’s patient management revenues increased $10.4 million or 11.8% from $87.4 million in the six months ended September 30, 2010 to $97.8 million in the six months ended September 30, 2011. The increase in patient management services was primarily due to an increase in the level of services provided to existing TPA customers. The Company’s network solutions revenues increased from $97.5 million in the six months ended September 30, 2010 to $109.1 million in the six months ended September 30, 2011, an increase of $11.6 million or 11.9%. The increase in network solutions revenue was primarily due to an increase in the customer’s utilization of the Company’s pharmacy services and directed care services.

Change in cost of revenue from the six months ended September 30, 2010 to the six months ended September 30, 2011

The Company’s cost of revenues increased from $137.9 million in the six months ended September 30, 2010 to $155.7 million in the six months ended September 30, 2011, an increase of $17.9 million or 12.9%. This increase was primarily due to the costs associated with the increase in demand for the Company’s TPA services, pharmacy and directed care services. Cost of revenues increased by 13%, roughly approximating the 12% increase in revenues from the six months ended September 30, 2010 to the six months ended September 30, 2011. Direct salaries increased from $37.5 million for the six months ended September 30, 2010, to $40.2 million for the six months ended September 30, 2011. Direct pharmacy costs increased from $14.3 million for the six months ended September 30, 2010 to $21.0 million for the six months ended September 30, 2011. This increase in pharmacy costs is due to the increase in revenues noted above.

General and Administrative Expense

Change in cost of general and administrative expense from the six months ended September 30, 2010 to the six months ended September 30, 2011

General and administrative expense decreased from $25.7 million in the six months ended September 30, 2010 to $24.9 million in the six months ended September 30, 2011, a decrease of $0.8 million, or 3.0%. This decrease is primarily due to the accrual of $2.8 million for a settlement of the litigation note in Note H during the quarter ended September 30, 2010. Excluding this charge, general and administrative costs would have increased from $22.0 million for the six months ended September 30, 2010 to $24.9 million for the six months ended September 30, 2011. The largest portion of this increase was due to an increase in the Company’s system costs from $12.2 million to $13.4 million for these same periods. This increase in costs is primarily due to efforts to improve the Company’s proprietary claims systems and an increase in ongoing support and maintenance. Additionally, during the quarter, the Company continued software development expenditures to further enhance the TPA services. The Company expects to continue to grow software development expenditures.

Income Tax Provision

The Company’s income tax expense increased by $4.1 million, or 67.3%, from $6.1 million for the six months ended September 30, 2010 to $10.2 million for the six months ended September 30, 2011 due to the increase in income before income taxes from $21.4 million to $26.3 million and due to an increase in the income tax rate from fiscal 2011 to fiscal 2012. For the six months ended September 30, 2010, the Company’s income tax rate was just 28.5% due to the resolution of certain outstanding tax issues during the quarter ended September 30, 2010. The income tax expense as a percentage of income before income taxes, also known as the effective tax rate, was 28.5% for the six months ended September 30, 2010 and 38.8% for the six months ended September 30, 2011. The Company expects the future tax rate to approximate the rate during the six months ended September 30, 2011. The income tax provision rates were based upon management’s review of the Company’s estimated annual income tax rate, including state taxes. This effective tax rate differed from the statutory federal tax rate of 35.0% primarily due to state income taxes and certain non-deductible expenses offset by tax credits.

Liquidity and Capital Resources

The Company has historically funded its operations and capital expenditures primarily from cash flow from operations, and to a lesser extent, stock option exercises. Working capital increased $4.5 million, or 16%, from $27.4 million as of March 31, 2011 to $31.9 million as of September 30, 2011, primarily due to a decrease in accrued liabilities from $40.2 million as of March 31, 2011 to $30.3 million as of September 30, 2011, along with an increase in accounts receivable from $49.0 million to $50.8 million for these same to periods, respectively. The reduction in accrued liabilities was primarily due to the payment of $9 million into an escrow account towards the settlement of the litigation discussed in Note H. The increase in accounts receivable was primarily due to the increase in revenues from the quarter ended March 31, 2011 to the quarter ended September 30, 2011.

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

As of September 30, 2011, the Company had $8.1 million in cash and cash equivalents, invested primarily in short-term, interest-bearing, highly liquid investment-grade securities with maturities of 90 days or less in federally regulated banks.

In September 2011, the Company renewed a credit agreement that had been in place throughout fiscal 2011 and 2012. The line is with a financial institution to provide a revolving credit facility with borrowing capacity of up to $10 million. Borrowings under this agreement, as amended, bear interest, at the Company’s option, at a fixed LIBOR-based rate plus 1.50% or at a fluctuating rate determined by the financial institution to be 1.50% above the daily one-month LIBOR rate. The loan covenants require the Company to maintain the current assets to liabilities ratio of at least 1.25:1, debt to tangible net worth not greater than 1.25:1 and have positive net income. There were no outstanding revolving loans at any time during fiscal 2011 or the six months ended September 30, 2011, or as of the date hereof, but letters of credit in the aggregate amount of $8.0 million have been issued separate from the line of credit and therefore do not reduce the amount of borrowings available under the revolving credit facility. The renewed credit agreement expires in September 2012. The Company expects to renew the line of credit at that time.

The Company has historically required substantial capital to fund the growth of its operations, particularly working capital to fund the growth in accounts receivable and capital expenditures. The Company believes, however, that the cash balance at September 30, 2011 along with anticipated internally generated funds, will be sufficient to meet the Company’s expected cash requirements for at least the next twelve months.

Operating Cash Flows

Six months ended September 30, 2010 compared to six months ended September 30, 2011

Net cash provided by operating activities decreased from $23.9 million in the six months ended September 30, 2010 to $15.9 million in the six months ended September 30, 2011. The decrease in cash flow from operating activities was primarily to the payment of $9.0 million into escrow towards settlement of the litigation noted in Note H.

Investing Activities

Six months ended September 30, 2010 compared to six months ended September 30, 2011

Net cash flow used in investing activities increased from $9.0 million in the six months ended September 30, 2010 to $11.7 million in the six months ended September 30, 2011, an increase of $2.6 million. The increase in net cash used in investing activities is primarily due to an increase in the software development activity and capitalization in the six months ended September 30, 2011 compared to the same period for the prior year.

Financing Activities

Six months ended September 30, 2010 compared to six months ended September 30, 2011

Net cash flow used in financing activities decreased from $8.6 million for the six months ended September 30, 2010 to $8.4 million for the six months ended September 30, 2011, a decrease of $0.3 million. The decrease in cash flow used in financing activities was primarily due to a decrease in the amount of purchases under the Company’s share repurchase program. During the six months ended September 30, 2011, the Company spent $10.0 million to repurchase 218,202 shares of its common stock. During the six months ended September 30, 2010, the Company spent $11.8 million to repurchase 317,485 shares of its common stock. The Company has historically used cash provided by operating activities and from the exercise of stock options to repurchase stock. The Company expects it may use some of the $8.1 million of cash on its balance sheet at September 30, 2011 to repurchase additional shares of stock.

Contractual Obligations

The following table summarizes the Company’s contractual obligations outstanding as of September 30, 2011.

	Payments Due by Period
	Total	Within One Year	Between One and Three Years	Between Three and Five Years	More than Five Years
Operating leases	$48,231,000	$13,002,000	$19,228,000	$12,306,000	$3,695,000
Uncertain tax positions	1,529,000	1,529,000	—	—	—
Software licenses	861,000	861,000	—	—	—

Total	$50,621,000	$15,392,000	$19,228,000	$12,306,000	$3,695,000

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

In exchange for the settlement payment by CorVel, class members are expected to release CorVel and all of its affiliates and clients for any claims relating in any way to re-pricing, payment for, or reimbursement of a workers’ compensation bill, including but not limited to claims under the AWPA. Plaintiffs have also agreed to a notice procedure that CorVel may follow in the future to comply with the AWPA. As noted, the Memorandum of Understanding is contingent upon the execution of a mutually acceptable definitive settlement agreement. Under Louisiana law, once the parties have executed such a settlement agreement, they must apply to the court for approval of the settlement following a court-supervised process of notice to the class and an opportunity for the class to be heard about the fairness of the settlement or to be excluded from the settlement. CorVel expects to be able to arrive at such a definitive settlement agreement by the end of December 2011, but there can be no assurance that the parties will be able to reach a definitive settlement agreement within that timeframe or at all, that the court will approve the settlement or that a large number of class members will not opt out of the settlement. If a definitive settlement agreement is not reached or is not approved by the court, all related proceedings in State and Federal Court, as well as the Louisiana Office of Workers Compensation and the arbitration proceeding before the American Arbitration Association that have been stayed pending settlement will resume.

In February 2005, Kathleen Roche, D.C., as plaintiff, filed a putative class action in Circuit Court for the 20th Judicial District, St. Clair County, Illinois, against the Company. The case sought unspecified damages based on the Company’s alleged failure to direct patients to medical providers who were members of the CorVel CorCare PPO network and also alleged that the Company used biased and arbitrary computer software to review medical providers’ bills. On October 29, 2010, the Company entered into a settlement agreement providing for the payment $2.1 million to class members and up to an additional $700,000 for attorneys’ fees and expenses, and as a result the Company accrued $2.8 million of estimated liability for this settlement agreement during the quarter ended September 30, 2010. Initial payments were sent to class members on July 18, 2011. The Company denies that its conduct was improper in any way and has denied all liability. In exchange for the settlement payment by the Company, class members consisting of Illinois medical providers (excluding hospitals) have released the Company and all of its affiliates for claims relating to any PPO or usual and customary reductions recommended by the Company on class members’ medical bills. On January 21, 2011, the Circuit Court gave final approval to the settlement and awarded class counsel $700,000 in attorneys’ fees and expenses and a $5,000 incentive award to Kathleen Roche, the class representative.

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

The Company must make significant management judgments and estimates in determining contractual and bad debt allowances in any accounting period. One significant uncertainty inherent in the Company’s analysis is whether its past experience will be indicative of future periods. Although the Company considers future projections when estimating contractual and bad debt allowances, the Company ultimately makes its decisions based on the best information available to it at that time. Adverse changes in general economic conditions or trends in reimbursement amounts for the Company’s services could affect the Company’s contractual and bad debt allowance estimates, collection of accounts receivable, cash flows, and results of operations. No one customer accounted for 10% or more of accounts receivable at March 31, 2011 or September 30, 2011.

Goodwill and Long-Lived Assets: Goodwill arising from business combinations represents the excess of the purchase price over the estimated fair value of the net assets of the acquired business. Pursuant to ASC 350-10 through ASC 350-30, “Goodwill and Other Intangible Assets,” goodwill is tested annually for impairment or more frequently if circumstances indicate the potential for impairment. Also, management tests for impairment of its amortizable intangible assets and long-lived assets and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company’s impairment analysis of goodwill is conducted at a company-wide level. The measurement of fair value is based on an evaluation of market capitalization and is further tested using a multiple of earnings approach. In projecting the Company’s cash flows, management considers industry growth rates and trends and cost structure changes. No changes or events occurred which indicated a need to test impairment during the quarter. However, future events or changes in current circumstances could affect the recoverability of the carrying value of goodwill and long-lived assets. Should an asset be deemed impaired, an impairment loss would be recognized to the extent the carrying value of the asset exceeded its estimated fair market value.

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

Share-Based Compensation: The Company accounts for share based compensation in accordance with the provisions of ASC Topic 718 “Compensation—Stock Compensation”. Under ASC 718, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Some of the stock options are performance based and the stock compensation expense is recorded based upon the actual results compared to the option targets. For the quarter ended September 30, 2011, the Company recorded share-based compensation expense of $671,000. Share-based compensation expense recognized in fiscal 2012 is based on awards ultimately expected to vest; therefore, it has been reduced for estimated forfeitures. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Recent Accounting Standards Update

In September 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance allowing entities testing goodwill for impairment to perform a qualitative assessment to determine whether further impairment testing is necessary. If entities determine, on the basis of qualitative factors, that it is more likely than not that a reporting unit’s fair value is greater than the carrying amount, a quantitative calculation may not be needed. This update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Adoption of the standard is not expected to have a material impact on our financial position, results of operations, or cash flows.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2011, the Company held no market risk sensitive instruments for trading purposes, and the Company did not employ any derivative financial instruments, other financial instruments, or derivative commodity instruments to hedge any market risk. The Company had no debt outstanding as of September 30, 2011, and therefore, had no market risk related to debt.

Item 4 — Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in

Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2011, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In exchange for the settlement payment by CorVel, class members are expected to release CorVel and all of its affiliates and clients for any claims relating in any way to re-pricing, payment for, or reimbursement of a workers’ compensation bill, including but not limited to claims under the AWPA. Plaintiffs have also agreed to a notice procedure that CorVel may follow in the future to comply with the AWPA. As noted, the Memorandum of Understanding is contingent upon the execution of a mutually acceptable definitive settlement agreement. Under Louisiana law, once the parties have executed such a settlement agreement, they must apply to the court for approval of the settlement following a court-supervised process of notice to the class and an opportunity for the class to be heard about the fairness of the settlement or to be excluded from the settlement. CorVel expects to be able to arrive at such a definitive settlement agreement by the end of December 2011, but there can be no assurance that the parties will be able to reach a definitive settlement agreement within that timeframe or at all, that the court will approve the settlement or that a large number of class members will not opt out of the settlement. If a definitive settlement agreement is not reached or is not approved by the court, all related proceedings in State and Federal Court, as well as the Louisiana Office of Workers Compensation and the arbitration proceeding before the American Arbitration Association that have been stayed pending settlement will resume.

In February 2005, Kathleen Roche, D.C., as plaintiff, filed a putative class action in Circuit Court for the 20th Judicial District, St. Clair County, Illinois, against the Company. The case sought unspecified damages based on the Company’s alleged failure to direct patients to medical providers who were members of the CorVel CorCare PPO network and also alleged that the Company used biased and arbitrary computer software to review medical providers’ bills. On October 29, 2010, the Company entered into a settlement agreement providing for the payment $2.1 million to class members and up to an additional $700,000 for attorneys’ fees and expenses, and as a result the Company accrued $2.8 million of estimated liability for this settlement agreement during the quarter ended September 30, 2010. Initial payments were sent to class members on July 18, 2011. The Company denies that its conduct was improper in any way and has denied all liability. In exchange for the settlement payment by the Company, class members consisting of Illinois medical providers (excluding hospitals) have released the Company and all of its affiliates for claims relating to any PPO or usual and customary reductions recommended by the Company on class members’ medical bills. On January 21, 2011, the Circuit Court gave final approval to the settlement and awarded class counsel $700,000 in attorneys’ fees and expenses and a $5,000 incentive award to Kathleen Roche, the class representative.

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

In exchange for the settlement payment by CorVel, class members are expected to release CorVel and all of its affiliates and clients for any claims relating in any way to re-pricing, payment for, or reimbursement of a workers’ compensation bill, including but not limited to claims under the AWPA. Plaintiffs have also agreed to a notice procedure that CorVel may follow in the future to comply with the AWPA. As noted, the Memorandum of Understanding is contingent upon the execution of a mutually acceptable definitive settlement agreement. Under Louisiana law, once the parties have executed such a settlement agreement, they must apply to the court for approval of the settlement following a court-supervised process of notice to the class and an opportunity for the class to be heard about the fairness of the settlement or to be excluded from the settlement. CorVel expects to be able to arrive at such a definitive settlement agreement by the end of December 2011, but there can be no assurance that the parties will be able to reach a definitive settlement agreement within that timeframe or at all, that the court will approve the settlement or that a large number of class members will not opt out of the settlement. If a definitive settlement agreement is not reached or is not approved by the court, all related proceedings in State and Federal Court, as well as the Louisiana Office of Workers Compensation and the arbitration proceeding before the American Arbitration Association that have been stayed pending settlement will resume.

In February 2005, Kathleen Roche, D.C., as plaintiff, filed a putative class action in Circuit Court for the 20th Judicial District, St. Clair County, Illinois, against the Company. The case sought unspecified damages based on the Company’s alleged failure to direct patients to medical providers who were members of the CorVel CorCare PPO network and also alleged that the Company used biased and arbitrary computer software to review medical providers’ bills. On October 29, 2010, the Company entered into a settlement agreement providing for the payment $2.1 million to class members and up to an additional $700,000 for attorneys’ fees and expenses, and as a result the Company accrued $2.8 million of estimated liability for this settlement agreement during the quarter ended September 30, 2010. Initial payments were sent to class members on July 18, 2011. The Company denies that its conduct was improper in any way and has denied all liability. In exchange for the settlement payment by the Company, class members consisting of Illinois medical providers (excluding hospitals) have released the Company and all of its affiliates for claims relating to any PPO or usual and customary reductions recommended by the Company on class members’ medical bills. On January 21, 2011, the Circuit Court gave final approval to the settlement and awarded class counsel $700,000 in attorneys’ fees and expenses and a $5,000 incentive award to Kathleen Roche, the class representative.

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

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the period covered by this report. The following table shows the repurchases of the Company’s common stock made by or on behalf of the Company in open-market transactions for the quarter ended September 30, 2011 pursuant to a publicly announced plan.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that may yet be Purchased Under the Program
July 1 to July 31, 2011	40,356	$49.03	40,356	390,951
August 1 to August 31, 2011	52,348	43.08	52,348	338,603
September 1 to September 30, 2011	47,968	43.73	47,968	290,635

Total	140,672	$45.01	140,672	290,635

In 1996, the Company’s Board of Directors authorized a stock repurchase program for up to 100,000 shares of the Company’s common stock. The Company’s Board of Directors has periodically increased the number of shares authorized for repurchase under the repurchase program. The most recent increase occurred in May 2010 and brought the number of shares authorized for repurchase over the life of the program to 15,000,000 shares. There is no expiration date for the repurchase program. As of September 30, 2011, the Company had repurchased 14,709,365 shares of its common stock.

Item 3 — Defaults Upon Senior Securities — None.

Item 4 — (Removed and Reserved)

Item  5 — Other Information — None.

Item 6 — Exhibits

3.1 Amended and Restated Certificate of Incorporation of the Company. Incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 filed on August 9, 2007. 3.2 Amended and Restated Bylaws of the Company. Incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on August 10, 2011.

3.3 Certification of Designation Increasing the Number of Shares of Series A Junior Participating Preferred Stock. Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 24, 2008.

10.1 Second Amendment to Credit Agreement dated September 1, 2011 by and between CorVel Corporation and Wells Fargo Bank, National Association. Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 31, 2011.

10.2 Revolving Line of Credit Note dated September 1, 2011 by CorVel Corporation in favor of Wells Fargo Bank, National Association. Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 31, 2011.

10.3 Restated Omnibus Incentive Plan (Formerly The Restated 1988 Executive Stock Option Plan), as amended. Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 10, 2011.

31.1 Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2 Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

Exhibit 101 The following materials from the Quarterly Report on Form 10-Q of the Company for the period ended September 30, 2011, filed with the SEC on November 4, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CORVEL CORPORATION

By:	/s/ Daniel J. Starck
Daniel J. Starck, President,
Chief Executive Officer, and
Chief Operating Officer

By:	/s/ Scott R. McCloud
Scott R. McCloud,
Chief Financial Officer

November 4, 2011