Form 10-Q
period 2011-12-31
CORVEL CORP
filed 2012-02-06
CIK 874866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

or

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

The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value per share, as of January 31, 2012 was 11,348,561.

CORVEL CORPORATION

FORM 10-Q

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets – March 31, 2011 and December 31, 2011 (unaudited)	3

	Consolidated Income Statements (unaudited) -- Three months ended December 31, 2010 and 2011 Consolidated Income Statements (unaudited) -- Nine months ended December 31, 2010 and 2011	4 5

	Consolidated Statements of Cash Flows (unaudited) -- Nine months ended December 31, 2010 and 2011	6

	Notes to Consolidated Financial Statements (unaudited) – December 31, 2011	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.	Controls and Procedures	33

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3.	Defaults Upon Senior Securities	43

Item 4.	(Removed and Reserved)	43

Item 5.	Other Information	43

Item 6.	Exhibits	43

	Signatures	44

Part I - Financial Information

Item 1. Financial Statements

CORVEL CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2011 (Unaudited)
Assets
Current Assets
Cash and cash equivalents (Note A)	$12,269,000	$10,065,000
Customer deposits	5,279,000	4,671,000
Accounts receivable, net	48,964,000	46,119,000
Prepaid taxes and expenses	6,417,000	6,802,000
Deferred income taxes	9,298,000	9,971,000

Total current assets	82,227,000	77,628,000
Property and equipment, net	38,500,000	44,888,000
Goodwill	36,769,000	36,814,000
Other intangibles, net (Note F)	6,729,000	6,285,000
Other assets	—	272,000

TOTAL ASSETS	$164,225,000	$165,887,000

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts and taxes payable	$14,590,000	$14,260,000
Accrued liabilities	40,248,000	32,360,000

Total current liabilities	54,838,000	46,620,000
Deferred income taxes	9,748,000	9,748,000
Commitments and contingencies (Note G and H)
Stockholders’ Equity
Common stock, $.0001 par value: 60,000,000 and 120,000,000 shares authorized at March 31, 2011 and December 31, 2011, respectively; 26,122,084 shares issued (11,630,921 shares outstanding, net of Treasury shares) and 26,212,177 shares issued (11,372,421 shares outstanding, net of Treasury shares) at March 31, 2011 and December 31, 2011, respectively	3,000	3,000
Paid-in capital	100,073,000	104,738,000
Treasury Stock (14,491,163 shares at March 31, 2011 and 14,839,756 shares at December 31, 2011)	(248,931,000)	(265,195,000)
Retained earnings	248,494,000	269,973,000

Total stockholders’ equity	99,639,000	109,519,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$164,225,000	$165,887,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED INCOME STATEMENTS – UNAUDITED

	Three Months Ended December 31,
	2010	2011
REVENUES	$95,282,000	$101,381,000
Cost of revenues	71,461,000	80,155,000

Gross profit	23,821,000	21,226,000
General and administrative expenses	12,425,000	12,332,000

Income before income tax provision	11,396,000	8,894,000
Income tax provision	4,672,000	3,494,000

NET INCOME	$6,724,000	$5,400,000

Net income per common and common equivalent share
Basic	$0.57	$0.47

Diluted	$0.56	$0.47

Weighted average common and common equivalent
Basic	11,749,000	11,421,000
Diluted	11,984,000	11,574,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED INCOME STATEMENTS – UNAUDITED

	Nine Months Ended December 31,
	2010	2011
REVENUES	$280,177,000	$308,241,000
Cost of revenues	209,314,000	235,859,000

Gross profit	70,863,000	72,382,000
General and administrative expenses	38,082,000	37,218,000

Income before income tax provision	32,781,000	35,164,000
Income tax provision	10,764,000	13,685,000

NET INCOME	$22,017,000	$21,479,000

Net income per common and common equivalent share
Basic	$1.86	$1.86

Diluted	$1.82	$1.84

Weighted average common and common equivalent
Basic	11,855,000	11,521,000
Diluted	12,091,000	11,677,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED

	Nine Months Ended December 31,
	2010	2011
Cash flows from Operating Activities
NET INCOME	$22,017,000	$21,479,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,025,000	10,613,000
Loss on disposal of assets	120,000	158,000
Stock compensation expense	1,894,000	1,870,000
Write-off of uncollectible accounts	1,939,000	1,602,000
Deferred income tax	(986,000)	(673,000)
Changes in operating assets and liabilities
Accounts receivable	(1,428,000)	1,243,000
Customer deposits	(1,528,000)	608,000
Prepaid taxes and expenses	2,312,000	(385,000)
Other assets	210,000	(272,000)
Accounts and taxes payable	1,127,000	(330,000)
Accrued liabilities	3,488,000	(7,888,000)

Net cash provided by operating activities	38,190,000	28,025,000

Cash Flows from Investing Activities
Acquisition, net of cash	(1,235,000)	(45,000)
Purchase of property and equipment	(13,619,000)	(16,715,000)

Net cash (used in) investing activities	(14,854,000)	(16,760,000)

Cash Flows from Financing Activities
Purchase of treasury stock	(22,780,000)	(16,264,000)
Tax effect of stock option exercises	1,757,000	1,009,000
Exercise of common stock options	3,054,000	1,629,000
Exercise of employee stock purchase options	160,000	157,000

Net cash (used in) financing activities	(17,809,000)	(13,469,000)

Increase in cash and cash equivalents	5,527,000	(2,204,000)
Cash and cash equivalents at beginning of period	10,242,000	12,269,000

Cash and cash equivalents at end of period	$15,769,000	$10,065,000

Supplemental Cash Flow Information:
Income taxes paid	$8,954,000	$12,707,000
Purchase of software license under finance agreement	$1,700,000	$861,000
Accrual of legal settlement	—	$2,800,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

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

In accordance with ASU 2010-09, the Company evaluated all subsequent events or transactions. During the period subsequent to December 31, 2011, the Company repurchased 37,794 shares for $1.92 million or $50.85 average price per share. These shares were repurchased under the Company’s ongoing share repurchase program described in Note C. Subsequent to December 31, 2011, the Company’s Board of Directors approved an increase in the number of shares authorized to be repurchased from 15 million shares to 16 million shares for a one million share increase. See also Footnote C, Treasury Stock.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2012. For further information, refer to the consolidated financial statements and footnotes for the fiscal year ended March 31, 2011 included in the Company’s Annual Report on Form 10-K.

Basis of Presentation: The consolidated financial statements include the accounts of CorVel and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates: The preparation of financial statements in compliance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. Actual results could differ from those estimates. Significant estimates include the values assigned to intangible assets, the allowance for doubtful accounts, accrual for income taxes, purchase price allocation for acquisitions, accrual for self-insurance reserves, share-based payments related to performance based awards, loss contingencies, estimated claims for claims administration revenue recognition, and estimates used in stock option valuations.

Recent Accounting Pronouncements: In September 2011, the FASB amended existing guidance related to intangibles - goodwill by giving an entity the option to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If this is the case, companies will need to perform a more detailed two-step goodwill impairment test which is used to identify potential goodwill impairments and to measure the amount of goodwill impairment losses to be recognized, if any. This pronouncement is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We adopted this guidance in the quarter ended December 31, 2011. The adoption of this guidance did not have a material impact on our financial statements.

Cash and Cash Equivalents: Cash and cash equivalents consist of short-term highly-liquid investment-grade interest-bearing securities with maturities of 90 days or less when purchased.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

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

The carrying amount of the Company’s financial instruments (i.e. cash, accounts receivable, accounts payable, etc.) are all Level 1 and approximate their fair values at March 31, 2011 and December 31, 2011. The Company has no Level 2 or Level 3 assets.

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

December 31, 2011

Note A — Basis of Presentation and Summary of Significant Accounting Policies (continued)

In accordance with ASC 605-25, the Company allocates revenue for transactions or collaborations that include multiple elements to each unit of accounting based on its relative fair value, and recognizes revenue for each unit of accounting when the revenue recognition criteria have been met. The price charged when the element is sold separately generally determines fair value. When the Company’s customers purchase several products from CorVel, the pricing of the products sold is generally the same as if the product were sold on an individual basis. As a result, the fair value of each product sold in a multiple element arrangement is almost always determinable. The Company recognizes revenue for delivered elements when the delivered elements have standalone value and the Company has objective and reliable evidence of fair value for each undelivered element. If the fair value of any undelivered element included in a multiple element arrangement cannot be objectively determined, revenue is deferred until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements. Based upon the nature of the Company’s products, bundled products are generally delivered in the same accounting period.

The FASB issued Accounting Standards Update No. 2009-13, Multiple Deliverable Revenue Arrangements—a consensus of FASB Emerging Issues Task Force (“ASU 2009-13”). ASU 2009-13 provides for less restrictive separation criteria that must be met for a deliverable to be considered a separate unit of accounting. Additionally, under this Standard, there is a hierarchy for determining the selling price of a unit of accounting and consideration must be allocated using a relative-selling price method. ASU 2009-13 was effective for CorVel Corporation on April 1, 2011. The Company reviewed the requirements of ASU 2009-13 and determined the pronouncement had no material impact on its financial position or results of operations.

Accounts Receivable: The majority of the Company’s accounts receivable are due from companies in the property and casualty insurance industries, self-insured employers, and government entities. Accounts receivable are generally due within 30 days and are stated as amounts due from customers net of an allowance for doubtful accounts. Those accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company and the condition of the general economy and the industry as a whole. No one customer accounted for 10% or more of accounts receivable at either March 31, 2011 or December 31, 2011. No one customer accounted for 10% or more of revenue during either of the three or nine month periods ended December 31, 2010 or 2011.

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

December 31, 2011

Note A — Basis of Presentation and Summary of Significant Accounting Policies (continued)

Income Taxes: The Company provides for income taxes under the liability method. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities as measured by the enacted tax rates which are expected to be in effect when these differences reverse. Income tax expense is the tax payable for the period and the change during the period in net deferred tax assets and liabilities. The balance of the unrecognized tax benefits as of March 31, 2011 and December 31, 2011 was $1,608,000 and $1,529,000 respectively.

Earnings Per Share: Earnings per common share-basic is based on the weighted average number of common shares outstanding during the period. Earnings per common shares-diluted is based on the weighted average number of common shares and common share equivalents outstanding during the period. In calculating earnings per share, earnings are the same for the basic and diluted calculations. Weighted average shares outstanding decreased in the December 2011 quarter compared to the same quarter of the prior year primarily due to repurchase of shares under the Company’s share repurchase program. See also Note D.

Note B — Stock Based Compensation and Stock Options

Under the Company’s Restated Omnibus Incentive Plan (Formerly The Restated 1988 Executive Stock Option Plan) (“the Plan”) as in effect at December 31, 2011, options for up to 9,682,500 shares of the Company’s common stock may be granted over the life of the plan to key employees, non-employee directors and consultants at exercise prices not less than the fair value of the stock at the date of grant. Options granted under the Plan are non-statutory stock options and generally vest 25% one year from date of grant and the remaining 75% vesting ratably each month for the next 36 months. The options granted to employees and the board of directors expire at the end of five years and ten years from date of grant, respectively.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model with the assumptions included in the table below. The Company uses historical data among other factors to estimate the expected volatility, the expected option life, and the expected forfeiture rate. The risk-free rate is based on the interest rate paid on a U.S. Treasury issue with a term similar to the estimated life of the option. Based upon the historical experience of options cancellations, the Company has estimated an annualized forfeiture rate of 9.27% and 8.99% for the three months ended December 31, 2010 and 2011, respectively. Forfeiture rates will be adjusted over the requisite service period when actual forfeitures differ, or are expected to differ, from the estimate. The following assumptions were used to estimate the fair value of options granted during the three months ended December 31, 2010 and 2011 using the Black-Scholes option-pricing model:

	Three Months Ended December 31,
	2010	2011
Risk-free interest rate	2.15%	0.91%
Expected volatility	46%	47%
Expected dividend yield	0.00%	0.00%
Expected forfeiture rate	9.27%	8.99%
Expected weighted average life of option in years	4.7 years	4.9 years

All options granted in the nine months ended December 31, 2010 and 2011 were granted at fair market value and are non-statutory stock options.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

Note B — Stock Options and Stock-Based Compensation (continued)

In May 2006, the Company’s Board of Directors granted performance-based stock options for 149,175 shares of common stock at fair market value at the date of grant, which would only vest if the Company attained certain earnings per share targets, as established by the Company’s Board of Directors, for calendar years 2008, 2009, and 2010. These options were granted with an exercise price of $15.76 per share, which was the fair market value at the date of grant, and have a valuation of $6.75 per share. The Company did not attain the targets for calendar years 2008 and 2009. The Company attained the earnings per share target for calendar year 2010 which allowed for 68,025 shares to vest. The Company recognized $413,000 in stock compensation expense in fiscal 2011, and $459,000, cumulatively, for these options. No further stock options will vest under this grant and there will be no further recognition of stock compensation expense.

In February 2008, the Company’s Board of Directors granted performance-based stock options for 42,000 shares of common stock at fair market value at the date of grant, which will only vest if the Company attains certain revenue targets for all services sold to claims administration clients and out-of-network bill review revenues, as established by the Company’s Board of Directors, for calendar years 2009, 2010, and 2011. The targets for the various options varied by the regions managed by these optionees with each region having a different target. These options were granted with an exercise price of $25.10 per share, which was the fair market value at the date of grant, and have a valuation of $9.81 per share. Currently, management has determined that optionees with 12,000 options attained the revenue targets for calendar year 2009, 2010, and 2011, and, accordingly, the Company has recognized $33,000 during fiscal 2011, $11,000 during the quarter ended December 31, 2011, $35,000 during the nine months ended December 31, 2011, and $117,000, cumulatively, since the date of the option grant. No further stock options will vest under this grant and there will be no further recognition of stock compensation expense.

In February 2009, the Company’s Board of Directors granted performance-based stock options for 100,000 shares of common stock at fair market value at the date of grant, which will only vest if the Company attains certain earnings per share targets, as established by the Company’s Board of Directors, for calendar years 2009, 2010, and 2011. Net of cancelations due to employee terminations, options for 95,000 shares remained under these performance-based stock options as of December 31, 2011. These options were granted with an exercise price of $19.79 per share, which was the fair market value at the date of grant, and have a valuation of $8.21 per share. The Company attained 100% of these targets for calendar 2009, 2010, and 2011. Accordingly, the Company recognized stock compensation expense of $221,000 during fiscal year 2011, $78,000 during the quarter ended December 31, 2011, $234,000 for the nine months ended December 31, 2011, and $780,000, cumulatively, since the date of the option grants. No further stock options will vest under this grant and there will be no further recognition of stock compensation expense.

In February 2009, the Company’s Board of Directors granted performance-based stock options for 10,000 shares of common stock at fair market value at the date of grant, which will only vest if the Company attains certain revenue targets for all services sold to claims administration clients and out-of-network bill review revenues, as established by the Company’s Board of Directors, for calendar years 2009, 2010, and 2011. These options were granted with an exercise price of $20.37 per share, which was the fair market value at the date of grant, and have a valuation of $8.45 per share. The Company did not achieve the revenue target for calendar year 2009, 2010 and 2011. Accordingly, the Company has recognized no stock compensation expense for this stock option grant during fiscal 2011 or the three or nine months ended December 31, 2011. No stock options vested under this grant and there will be no further recognition of stock compensation expense.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

Note B — Stock Options and Stock-Based Compensation (continued)

In November 2009, the Company’s Board of Directors granted performance-based stock options for 110,000 shares of common stock at fair market value at the date of grant, which will only vest if the Company attains certain earnings per share targets, as established by the Company’s Board of Directors, for calendar years 2010, 2011, and 2012. These options were granted with an exercise price of $28.92 per share, which was the fair market value at the date of grant, and have a valuation of $12.57 per share. The Company attained the earnings per share target in calendar year 2010 and 2011. Accordingly, the Company recognized $337,000 of stock compensation expense for this stock option grant during fiscal 2011, $104,000 for the three months ended December 31, 2011, $311,000 for the nine months ended December 31, 2011, and $830,000, cumulatively. The Company will continue to review the actual quarterly and annual earnings as compared to the targets to determine the amount of stock compensation expense to record.

In December 2010, the Company’s Board of Directors granted performance-based stock options for 100,000 shares of common stock at fair market value at the date of grant, which will only vest if the Company attains certain earnings per share targets, as established by the Company’s Board of Directors, for calendar years 2011, 2012, and 2013. These options were granted with an exercise price of $46.14 per share, which was the fair market value at the date of grant, and have a valuation of $18.72 per share. The Company achieved a portion of the calendar year 2011 tranche for these options. The Company has recognized $309,000 of stock compensation expense for this stock option grant during fiscal 2011, $28,000 during the three months ended December 31, 2011, $309,000 for the nine months ended December 31, 2011 and $449,000, cumulatively. The Company will continue to review the actual quarterly and annual earnings as compared to the targets to determine the amount of stock compensation expense to record.

In November 2011, the Company’s Board of Directors granted performance-based stock options for 83,700 shares of common stock at fair market value at the date of grant, which will only vest if the Company attains certain earnings per share targets, as established by the Company’s Board of Directors, for calendar years 2012, 2013, and 2014. These options were granted with an exercise price of $52.76 per share, which was the fair market value at the date of grant, and have a valuation of $21.80 per share. No stock compensation expense will be recorded prior to the January 1, 2012. The Company will review the actual quarterly and annual earnings as compared to the targets to determine the amount of stock compensation expense to record.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

Note B — Stock Based Compensation and Stock Options (continued)

The table below shows the amounts recognized in the financial statements for stock compensation expense for time based options and performance based options the three and nine months ended December 31, 2010 and 2011, respectively. Included in the three months and nine months ended December 31, 2011 stock compensation expense is $221,000 and $889,000, respectively, for the expense related to the performance based options.

	Three Months Ended
	December 31, 2010	December 31, 2011
Cost of revenues	$166,000	$121,000
General and administrative	465,000	420,000

Total cost of stock-based compensation included in income before income tax provision	631,000	541,000
Amount of income tax benefit recognized	(252,000)	(216,000)

Amount charged against net income	$379,000	$325,000

Effect on diluted net income per share	$(0.03)	$(0.03)

	Nine Months Ended
	December 31, 2010	December 31, 2011
Cost of revenues	$447,000	$371,000
General and administrative	1,447,000	1,499,000

Total cost of stock-based compensation included in income before income tax provision	1,894,000	1,870,000
Amount of income tax benefit recognized	(726,000)	(735,000)

Amount charged against income	$1,168,000	$1,135,000

Effect on diluted income per share	$(0.10)	$(0.10)

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

Note B — Stock Based Compensation and Stock Options (continued)

Summarized information for all stock options for the three and nine months ended December 31, 2010 and 2011 follows:

	Three Months Ended December 31, 2010		Three Months Ended December 31, 2011
	Shares	Average Price	Shares	Average Price
Options outstanding, beginning	1,027,189	$24.55	799,034	$30.62
Options granted	106,825	46.13	95,050	52.76
Options exercised	(73,998)	20.12	(54,366)	27.57
Options cancelled	(68,166)	15.85	(159)	29.41

Options outstanding, ending	991,850	$27.80	839,559	$33.32

	Nine Months Ended December 31, 2010		Nine Months Ended December 31, 2011
	Shares	Average Price	Shares	Average Price
Options outstanding, beginning	1,065,403	$22.57	813,970	$29.26
Options granted	199,825	42.24	140,275	50.50
Options exercised	(203,536)	18.63	(109,339)	25.36
Options cancelled	(69,842)	15.97	(5,347)	28.41

Options outstanding, ending	991,850	$27.80	839,559	$33.32

The following table summarizes the status of stock options outstanding and exercisable at December 31, 2011:

Range of Exercise Price	Number of Outstanding Options	Weighted Average Remaining Contractual Life	Outstanding Options – Weighted Average Exercise Price	Exercisable Options – Number of Exercisable Options	Exercisable Options – Weighted Average Exercise Price
$15.55 to $24.75	202,859	2.36	$19.58	156,991	$19.41
$24.76 to $28.92	217,260	2.83	$27.25	109,099	$26.83
$28.93 to $43.73	194,740	4.13	$36.10	84,323	$33.59
$43.74 to $52.76	224,700	4.35	$49.19	1,754	$46.00

Total	839,559	3.42	$33.32	352,167	$25.24

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

Note B — Stock Based Compensation and Stock Options (continued)

A summary of the status for all outstanding options at December 31, 2011, and changes during the three months then ended, is presented in the table below:

	Number of Options	Weighted Average Exercise Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value as of December 31, 2011
Options outstanding at September 30, 2011	799,034	$30.62
Granted	95,050	52.76
Exercised	(54,366)	27.57
Cancelled – forfeited	—	—
Cancelled – expired	(159)	29.41

Ending outstanding	839,559	$33.32	3.42	$15,537,545

Ending vested and expected to vest	740,137	$32.13	3.33	$14,554,785

Ending exercisable at December 31, 2011	352,167	$25.24	2.69	$9,323,631

The weighted-average grant-date fair value of options granted during the three months ended December 31, 2010 and 2011, was $16.28 and $21.80, respectively.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

Note C — Treasury Stock and Subsequent Event

The Company’s Board of Directors initially approved the commencement of a share repurchase program in the fall of 1996. In May 2010, the Board approved an 850,000 share expansion of the repurchase program to 15,000,000 shares over the life of the share repurchase program. Since the commencement of the share repurchase program, the Company has spent $265 million to repurchase 14,839,756 shares of its common stock, equal to 57% of the outstanding common stock had there been no repurchases. The average price of these repurchases is $17.87 per share. These purchases have been funded primarily from the net earnings of the Company, along with the proceeds from the exercise of common stock options. During the three and nine months ended December 31, 2011, the Company repurchased 130,391 shares for $6.3 million, and 348,593 shares for $16.3 million, respectively. The Company had 11,372,421 shares of common stock outstanding as of December 31, 2011, net of the 14,839,756 shares in treasury. Subsequent to the end of the quarter, through January 26, 2012, the Company repurchased 37,794 shares of common stock for $1.92 million or $50.85 average price a share. Subsequent to December 31, 2011, the Company’s Board of Directors approved an increase in the number of shares authorized to be repurchased by one million shares, from 15 million to 16 million shares.

Note D — Weighted Average Shares and Net Income Per Share

Weighted average basic common shares decreased from 11,749,000 for the quarter ended December 31, 2010 to 11,421,000 for the quarter ended December 31, 2011. Weighted average diluted common and common equivalent shares decreased from 11,984,000 for the quarter ended December 31, 2010 to 11,574,000 for the quarter ended December 31, 2011. The net decrease in both of these weighted share calculations is due to the repurchase of common stock as noted above, offset by an increase in shares outstanding due to the exercise of stock options under the Company’s employee stock option plan.

Net income per common and common equivalent shares was computed by dividing net income by the weighted average number of common and common stock equivalents outstanding during the quarter. The calculations of the basic and diluted weighted shares for the three months ended December 31, 2010 and 2011, are as follows:

	Three Months Ended December 31,
	2010	2011
Net Income	$6,724,000	$5,400,000

Basic:
Weighted average common shares outstanding	11,749,000	11,421,000

Net Income per share	$0.57	$0.47

Diluted:
Weighted average common shares outstanding	11,749,000	11,421,000
Treasury stock impact of stock options	235,000	153,000

Total common and common equivalent shares	11,984,000	11,574,000

Net Income per share	$0.56	$0.47

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

Note D —Weighted Average Shares and Net Income Per Share (continued)

	Nine Months Ended December 31,
	2010	2011
Net Income	$22,017,000	$21,479,000

Basic:
Weighted average common shares outstanding	11,855,000	11,521,000

Net Income per share	$1.86	$1.86

Diluted:
Weighted average common shares outstanding	11,855,000	11,521,000
Treasury stock impact of stock options	236,000	156,000

Total common and common equivalent shares	12,091,000	11,677,000

Net Income per share	$1.82	$1.84

Note E — Shareholder Rights Plan

During fiscal 1997, the Company’s Board of Directors approved the adoption of a Shareholder Rights Plan. The Shareholder Rights Plan provides for a dividend distribution to CorVel stockholders of one preferred stock purchase right for each outstanding share of CorVel’s common stock under certain circumstances. In November 2008, the Company’s Board of Directors approved an amendment to the Shareholder Rights Plan to extend the expiration date of the rights to February 10, 2022.

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

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

Note F — Other Intangible Assets

Other intangible assets consist of the following at December 31, 2011:

Item	Life	Cost	Nine Months Ended December 31, 2011 Amortization Expense	Accumulated Amortization at December 31, 2011	Cost, Net of Accumulated Amortization at December 31, 2011
Covenants Not to Compete	5 Years	$775,000	$116,000	$631,000	$144,000
Customer Relationships	18-20 Years	7,922,000	317,000	1,925,000	5,997,000
TPA Licenses	15 Years	204,000	10,000	60,000	144,000

Total		$8,901,000	$443,000	$2,616,000	$6,285,000

Note G — Line of Credit

In September 2011, the Company renewed a credit agreement that had been in place throughout fiscal 2011 and fiscal 2012. The line is with a financial institution to provide a revolving credit facility with borrowing capacity of up to $10 million. Borrowings under this agreement, as amended, bear interest, at the Company’s option, at a fixed LIBOR-based rate plus 1.50% or at a fluctuating rate determined by the financial institution to be 1.50% above the daily one-month LIBOR rate. The loan covenants require the Company to maintain the current assets to liabilities ratio of at least 1.25:1, debt to tangible net worth not greater than 1.25:1 and have positive net income. There were no outstanding revolving loans at any time during fiscal 2011 or the nine months ended December 31, 2011, or as of the date hereof, but letters of credit in the aggregate amount of $8.0 million have been issued separate from the line of credit and therefore do not reduce the amount of borrowings available under the revolving credit facility. The renewed credit agreement expires in September 2012.

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

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

Note H — Contingencies and Litigation (continued)

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

On June 23, 2011 CorVel and class counsel executed a definitive settlement agreement. The settlement agreement contains the same terms and conditions as were set forth in the Memorandum of Understanding. Accordingly, CorVel made a $9 million cash payment into escrow on July 6, 2011. As set forth in the settlement agreement, certain contingencies such as preliminary court approval, resolutions of objections filed by class members challenging the fairness of the settlement, class members excluded from the settlement not exceeding a materiality threshold, and final court approval, must be satisfied before the settlement can become final.

On June 23, 2011, the 27th Judicial District Court for the Parish of St. Landry, Louisiana granted preliminary approval of settlement and set a deadline of October 16, 2011 for parties to opt out of or object to the proposed settlement. Notice of the settlement was given to Class Members. The Court gave final approval of the settlement on November 4, 2011. No appeal has been filed since that time, so the judgment became final on January 17, 2012. CorVel has begun to move for dismissal of all claims covered by the settlement in state and federal court.

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

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

Note H — Contingencies and Litigation (continued)

In February 2005, Kathleen Roche, D.C., as plaintiff, filed a putative class action in Circuit Court for the 20th Judicial District, St. Clair County, Illinois, against the Company. The case sought unspecified damages based on the Company’s alleged failure to direct patients to medical providers who were members of the CorVel CorCare PPO network and also alleged that the Company used biased and arbitrary computer software to review medical providers’ bills. The Company denies that its conduct was improper in any way and denied all liability. On October 29, 2010, the Company entered into a settlement agreement providing for the payment of $2.1 million to class members and up to an additional $700,000 for attorneys’ fees and expenses, and as a result the Company accrued $2.8 million of estimated liability for this settlement agreement during the quarter ended September 30, 2010. In exchange for the settlement payment by the Company, class members consisting of Illinois medical providers (excluding hospitals) have released the Company and all of its affiliates for claims relating to any PPO or usual and customary reductions recommended by the Company on class members’ medical bills. On January 21, 2011, the Circuit Court gave final approval to the settlement and awarded class counsel $700,000 in attorneys’ fees and expenses. A modified final judgment approving the settlement and addressing certain class notice issues was approved on January 20, 2012; the modified judgment did not change the financial terms of the settlement or the release. Initial payments were sent to class members on July 18, 2011 and the remaining payments to class members should be completed by July 2012.

The Company is involved in other litigation arising in the normal course of business. Management believes that resolution of these matters will not result in any payment that, in the aggregate, would be material to the financial position or results of the operations of the Company.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report may include certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including (without limitation) statements with respect to anticipated future operating and financial performance, growth and acquisition opportunities and other similar forecasts and statements of expectation. Words such as “expects,” “anticipates,” “intends,” “plans,” “predicts”, “believes,” “seeks,” “estimates”, “potential”, “continue”, “strive”, “ongoing”, “may”, “will”, “would”, “could” and “should”, and variations of these words and similar expressions, are intended to identify these forward-looking statements. Forward-looking statements made by the Company and its management are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance.

The Company disclaims any obligations to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise, except as required by law. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of these factors include (without limitation) general industry and economic conditions including a decreasing number of national claims due to decreasing number of injured workers; cost of capital and capital requirements; existing and possible litigation and legal liability in the course of operations and the Company’s ability to settle or otherwise resolve such litigation; competition from other managed care companies; the ability to expand certain areas of the Company’s business; shifts in customer demands; the ability of the Company to produce market-competitive software; changes in operating expenses including employee wages, benefits and medical inflation; governmental and public policy changes; dependence on key personnel; and the continued availability of financing in the amounts and at the terms necessary to support the Company’s future business.

Overview

CorVel Corporation is a national provider of industry-leading workers’ compensation solutions for employers, third party administrators, insurance companies, and government agencies seeking to control costs and promote positive outcomes.

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

Patient Management Services

The Company offers a range of claims management services and patient management services, which involve working on a one-on-one basis with injured employees and their various healthcare professionals, employers and insurance company adjusters. The services are designed to monitor the medical necessity and appropriateness of healthcare services provided to workers’ compensation and other healthcare claimants and to expedite their return to work. The Company offers these services on a stand-alone basis, or as an integrated component of its medical cost containment services.

Organizational Structure

The Company’s management is structured geographically with regional vice-presidents who report to the Executive Vice-President of the Company. Each of these regional vice-presidents is responsible for all services provided by the Company in his or her particular region and for the operating results of the Company in multiple states. These regional vice presidents have area and district managers who are also responsible for all services provided by the Company in their given area and district.

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

Summary of Quarterly Results

The Company generated revenues of $101.4 million for the quarter ended December 31, 2011, an increase of $6.1 million, or 6.4%, compared to revenues of $95.3 million for the quarter ended December 31, 2010. The increase in revenues was primarily due to a 10.5% increase in patient management business from increased revenues of the Company’s TPA (third-party administrator, or claims management) services. The Company’s network solutions services grew just 2.8% during the same period.

The Company’s cost of revenues increased by $8.7 million, from $71.5 million in the December 2010 quarter to $80.2 million in the December 2011 quarter, an increase of 12.2%. This increase was primarily due to the 6.4% increase in revenues noted above. Additionally, the cost of revenues grew faster than revenues as there was a mix shift from higher margin services to lower margin services as the Company lost some higher margin business which was more than replaced by services of a lower margin. Patient management services generate a lower margin than network solution services. Additionally, the Company experienced greater fringe benefit costs, primarily due to an increase in the cost of the Company’s group medical plan.

The Company’s general and administrative expense decreased by $0.1 million, from $12.4 million in the December 2010 quarter to $12.3 million in the December 2011 quarter, a decrease of 1%. General and administrative costs did not increase as the Company is attempting to better control the growth in these costs.

The Company’s income tax expense decreased by $1.2 million, from $4.7 million in the December 2010 quarter to $3.5 million in the December 2011 quarter. This decrease is primarily due to the decrease in taxable income from the quarter ended December 31, 2010 to the quarter ended December 31, 2011.

Weighted diluted shares decreased from 12.0 million shares in the December 2010 quarter to 11.6 million shares in the December 2011 quarter, a decrease of 0.4 million shares, or 3.4%. This decrease was due primarily to the repurchase of 508,383 shares in the four quarters ended December 31, 2011. The decrease in shares resulting from the shares repurchased was offset by the exercise of stock options during the last four quarters.

Diluted earnings per share decreased from $0.56 in the December 2010 quarter to $0.47 in the December 2011 quarter,, a decrease of $0.09 per share, or 16.1%. The decrease in diluted earnings per share was due to the decrease in income before income tax expense from the quarter ended December 31, 2010 to the quarter ended December 31, 2011.

Results of Operations for the three months ended December 31, 2010 and 2011

The Company derives its revenues from providing patient management and network solutions services to payors of workers’ compensation benefits, auto insurance claims and health insurance benefits. Patient management services include claims management, case management, 24/7 nurse triage, utilization management, vocational rehabilitation and life care planning. Network solutions services include medical bill review, PPO management, enhanced bill review, provider reimbursement, professional review, pharmacy services, directed care services, Medicare solutions and clearinghouse services. The percentage of total revenues attributable to patient management and network solutions services for the quarters ended December 31, 2010 and December 31, 2011 are as follows:

	December 31, 2010	December 31, 2011
Patient management services	46.6%	48.4%
Network solutions services	53.4%	51.6%

The following table sets forth, for the periods indicated, the dollar amounts, dollar and percent changes, share changes, and the percentage of revenues represented by certain items reflected in the Company’s consolidated income statements for the three months ended December 31, 2010, and December 31, 2011. The Company’s past operating results are not necessarily indicative of future operating results.

	Three Months Ended December 31, 2010	Three Months Ended December 31, 2011	Change	Percentage Change
Revenue	$95,282,000	$101,381,000	$6,099,000	6.4%
Cost of revenues	71,461,000	80,155,000	8,694,000	12.2%

Gross profit	23,821,000	21,226,000	(2,595,000)	(10.9%)

Gross profit as percentage of revenue	25.0%	20.9%
General and administrative	12,425,000	12,332,000	(93,000)	(0.7%)
General and administrative as percentage of revenue	13.0%	12.2%

Income before income tax provision	11,396,000	8,894,000	(2,502,000)	(22.0%)

Income before income tax provision as percentage of revenue	12.0%	8.8%
Income tax provision	4,672,000	3,494,000	(1,178,000)	(25.2%)

Net income	$6,724,000	$5,400,000	$(1,324,000)	(19.7%)

Weighted Shares
Basic	11,749,000	11,421,000	(328,000)	(2.8%)
Diluted	11,984,000	11,574,000	(410,000)	(3.4%)
Earnings Per Share
Basic	$0.57	$0.47	($0.10)	(17.5%)
Diluted	$0.56	$0.47	($0.09)	(16.1%)

Revenues

Change in revenue from the quarter ended December 31, 2010 to the quarter ended December 31, 2011

Revenues increased from $95.3 million for the three months ended December 31, 2010 to $101.4 million for the three months ended December 31, 2011, an increase of $6.1 million, or 6.4%. The increase was primarily due to an increase in the Company’s patient management revenues by $4.7 million, or 10.5%, from $44.4 million in the December 2010 quarter to $49.1 million in the December 2011 quarter. This increase was primarily due to an increase in the number of customers and customer utilization of the Company’s TPA services. Additionally, this growth was complemented by an increase in network solutions revenue by $1.4 million, or 2.8%, from $50.9 million in the December 2010 quarter to $52.3 million in the December 2011 quarter. This increase was primarily due to an increase in revenues from the Company’s pharmacy and directed care services.

The Company believes that referral volume in patient management services and bill review volume in network solutions services may decrease or reflect nominal growth until there is growth in the number of work related injuries and workers’ compensation related claims.

Cost of Revenue

The Company’s cost of revenues consist of direct expenses, costs directly attributable to the generation of revenue, and field indirect costs which are incurred in the field offices of the Company. Direct costs are primarily case manager salaries, bill review analysts, related payroll taxes and fringe benefits, cost of PPO networks, prescription drug costs and costs for independent medical examinations (IME) and diagnostic imaging providers. Most of the Company’s revenues and costs of revenues are generated in offices which provide both patient management services and network solutions services. The largest of the field indirect costs are manager salaries and bonus, account executive base pay and commissions, administrative and clerical support, field systems personnel, PPO network developers, related payroll taxes and fringe benefits, office rent, and telephone expense. Approximately 39% of the costs incurred in the field are costs which support both the patient management services and network solutions operations of the Company’s field offices, such as district managers, account executives, rent, and telephone.

Change in cost of revenue from the quarter ended December 31, 2010 to the quarter ended December 31, 2011

The Company’s costs of revenue increased from $71.5 million in the quarter ended December 31, 2010 to $80.2 million in the quarter ended December 31, 2011, an increase of $8.7 million, or 12.2%. Cost of revenues increased by a greater percentage than revenues as more of the growth was generated from the lower margin patient services than the higher margin network solutions services. Additionally, within the network solutions services, there was a mix shift from the higher margin network solutions services to the network solutions with a lower margin. Also, the Company had $1.1 million of greater fringe benefit costs in the quarter ended December 31, 2011 compared to the quarter ended December 31, 2010. This increase was primarily due to an increase in the cost of the Company’s group medical plan. Direct salaries increased from $19.2 million for the quarter ended December 31, 2010, to $21.5 million for the quarter ended December 31, 2011 due to mix shift in the business from higher margin to lower margin which are more labor intensive. Direct pharmacy costs increased from $8.9 million for the quarter ended December 31, 2010 to $10.4 million for the quarter ended December 31, 2011. This increase in pharmacy costs is due to the increase in revenues noted above.

General and Administrative Expense

For the quarter ended December 31, 2011, general and administrative expense consisted of approximately 55% of corporate systems costs which include corporate systems support, implementation and training, amortization of software development costs, depreciation of the hardware costs in the Company’s national systems, the Company’s national wide area network and other systems related costs. The remaining 45% of the general and administrative expense consisted of national marketing, national sales support, corporate legal, corporate insurance, human resources, accounting, external audit, product management, new business development and other general corporate matters.

Change in general and administrative expense from the quarter ended December 31, 2010 to the quarter ended December 31, 2011

General and administrative expense decreased from $12.4 million in the quarter ended December 31, 2010 to $12.3 million in the quarter ended December 31, 2011, a decrease of $0.1 million, or 0.7%. The largest component of general and administrative are the systems costs, noted above, which increased from $6.6 million for the quarter ended December 31, 2010 to $6.8 million for the quarter ended December 31, 2011. Legal expenses decreased from the quarter ended December 31, 2010 to the quarter ended December 31, 2011. General and administrative costs as a percentage of revenues decreased from 13.0% for the quarter ended December 31, 2010 to 12.2% for the quarter ended December 31, 2011. The Company is better managing the growth of general and administrative costs relative to revenue.

Change in Income Tax Provision from the quarter ended December 31, 2010 to the quarter ended December 31, 2011

The Company’s income tax expense decreased by $1.2 million, from $4.7 million for the quarter ended December 31, 2010 to $3.5 million for the quarter ended December 31, 2011 due to the decrease in taxable income from $11.4 million to $8.9 million for the same respective periods. The income tax expense as a percentage of income before income taxes (i.e. effective tax rate) was 41.0% for the three months ended December 31, 2010 and 39.3% for the three months ended December 31, 2011. The income tax provision rates were based upon management’s review of the Company’s estimated annual income tax rate, including state taxes. This effective tax rate differed from the statutory federal tax rate of 35.0% primarily due to state income taxes, the liability reduction and certain non-deductible expenses. The Company believes the income tax expense rate in future periods will approximate the rate in the quarter ended December 31, 2011.

Results of Operations for the nine months ended December 31, 2010 and the nine months ended December 31, 2011

The following table sets forth, for the periods indicated, the dollar amounts, dollar and percent changes, share changes, and the percentage of revenues represented by certain items reflected in the Company’s consolidated income statements for the nine months ended December 31, 2010 and December 31, 2011. The Company’s past operating results are not necessarily indicative of future operating results.

	Nine Months Ended December 31, 2010	Nine Months Ended December 31, 2011	Change	Percentage Change
Revenue	$280,177,000	$308,241,000	$28,064,000	10.0%
Cost of revenues	209,314,000	235,859,000	26,545,000	12.7%

Gross profit	70,863,000	72,382,000	1,519,000	2.1%

Gross profit as percentage of revenue	25.3%	23.5%
General and administrative	38,082,000	37,218,000	(864,000)	(2.3%)
General and administrative as percentage of revenue	13.6%	12.1%

Income before income tax provision	32,781,000	35,164,000	2,383,000	7.3%

Income before income tax provision as percentage of revenue	11.7%	11.4%
Income tax provision	10,764,000	13,685,000	2,921,000	27.1%

Net income	$22,017,000	$21,479,000	$(538,000)	(2.4%)

Weighted Shares
Basic	11,855,000	11,521,000	(334,000)	(2.8%)
Diluted	12,091,000	11,677,000	(414,000)	(3.4%)
Earnings Per Share
Basic	$1.86	$1.86	$0.00	0.0%
Diluted	$1.82	$1.84	$0.02	1.1%

Revenues

Change in revenue from the nine months ended December 31, 2010 to the nine months ended December 31, 2011

Revenues increased from $280.2 million for the nine months ended December 31, 2010 to $308.2 million for the nine months ended December 31, 2011, an increase of $28.1 million or 10.0%. The Company’s patient management revenues increased $15.0 million or 11.4% from $131.8 million in the nine months ended December 31, 2010 to $146.8 million in the nine months ended December 31, 2011. The increase in patient management services was primarily due to an increase in the level of services provided to existing TPA customers. The Company’s network solutions revenues increased from $148.3 million in the nine months ended December 31, 2010 to $161.4 million in the nine months ended December 31, 2011, an increase of $13.0 million or 8.8%. The increase in network solutions revenue was primarily due to an increase in customer utilization of the Company’s pharmacy services and directed care services.

Change in cost of revenue from the nine months ended December 31, 2010 to the nine months ended December 31, 2011

The Company’s cost of revenues increased from $209.3 million in the nine months ended December 31, 2010 to $235.9 million in the nine months ended December 31, 2011, an increase of $26.5 million or 12.7%. This increase was primarily due to the costs associated with the increase in demand for the Company’s TPA services, pharmacy and directed care services. Cost of revenues increased by 12.7%, greater than the 10.0% increase in revenues from the nine months ended December 31, 2010 to the nine months ended December 31, 2011. This increase in cost of revenues is primarily due to a mix shift where more of the growth in revenues came from the lower margin services. Direct salaries increased from $56.7 million for the nine months ended December 31, 2010, to $61.7 million for the nine months ended December 31, 2011 due to mix shift in the business from higher margin to lower margin which are more labor intensive. Direct pharmacy costs increased from $23.2 million for the nine months ended December 31, 2010 to $31.4 million for the nine months ended December 31, 2011. This increase in pharmacy costs is due to the increase in revenues noted above.

General and Administrative Expense

Change in general and administrative expense from the nine months ended December 31, 2010 to the nine months ended December 31, 2011

General and administrative expense decreased from $38.1 million in the nine months ended December 31, 2010 to $37.2 million in the nine months ended December 31, 2011, a decrease of $0.9 million, or 2.3%. This decrease is primarily due to the Company’s attempt to manage the growth in general and administrative costs relative to the growth in revenue. Systems costs increased from $18.8 million in the nine months ended December 31, 2010 to $20.2 million in the nine months ended December 31, 2011. Legal expense decrease from the nine months ended December 31, 2010 to the nine months ended December 31, 2011. General and administrative costs, as a percentage of revenues, decreased from 13.6% for the nine months ended December 31, 2010 to 12.1% for the nine months ended December 31, 2011.

Income Tax Provision

Change in income tax expense from the nine months ended December 31, 2010 to the nine months ended December 31, 2011

The Company’s income tax expense increased by $2.9 million, or 27.1%, from $10.8 million for the nine months ended December 31, 2010 to $13.7 million for the nine months ended December 31, 2011 due to the increase in income before income taxes from $32.8 million to $35.2 million for the same periods and due to an increase in the income tax rate from fiscal 2011 to fiscal 2012. For the nine months ended December 31, 2010, the Company’s income tax rate was just 16.9% for the quarter ended September 30, 2010, due to the resolution of certain outstanding tax issues. The income tax expense as a percentage of income before income taxes, also known as the effective tax rate, was 32.8% for the nine months ended December 31, 2010 and 38.9% for the nine months ended December 31, 2011. The Company expects the future tax rate to approximate the rate during the nine months ended December 31, 2011. The income tax provision rates were based upon management’s review of the Company’s estimated annual income tax rate, including state taxes. This effective tax rate differed from the statutory federal tax rate of 35.0% primarily due to state income taxes and certain non-deductible expenses offset by tax credits.

Liquidity and Capital Resources

The Company has historically funded its operations and capital expenditures primarily from cash flow from operations, and to a lesser extent, stock option exercises. Working capital increased $3.6 million, or 13%, from $27.4 million as of March 31, 2011 to $31.0 million as of December 31, 2011, primarily due to a decrease in accrued liabilities from $40.2 million as of March 31, 2011 to $32.4 million as of December 31, 2011. During the quarter ended September 30, 2011, the Company paid $9 million into an escrow account towards settlement of the litigation discussed in Note H of the notes to the consolidated financial statements.

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

As of December 31, 2011, the Company had $10.1 million in cash and cash equivalents, invested primarily in short-term, interest-bearing, highly liquid investment-grade securities with maturities of 90 days or less in federally regulated banks.

In September 2011, the Company renewed a credit agreement that had been in place throughout fiscal 2011 and 2012. The line is with a financial institution to provide a revolving credit facility with borrowing capacity of up to $10 million. Borrowings under this agreement, as amended, bear interest, at the Company’s option, at a fixed LIBOR-based rate plus 1.50% or at a fluctuating rate determined by the financial institution to be 1.50% above the daily one-month LIBOR rate. The loan covenants require the Company to maintain the current assets to liabilities ratio of at least 1.25:1, debt to tangible net worth not greater than 1.25:1 and have positive net income. There were no outstanding revolving loans at any time during fiscal 2011 or the nine months ended December 31, 2011, or as of the date hereof, but letters of credit in the aggregate amount of $8.0 million have been issued separate from the line of credit and therefore do not reduce the amount of borrowings available under the revolving credit facility. The renewed credit agreement expires in September 2012. The Company expects to renew the line of credit at that time.

The Company has historically required substantial capital to fund the growth of its operations, particularly working capital to fund the growth in accounts receivable and capital expenditures. The Company believes, however, that the cash balance at December 31, 2011 along with anticipated internally generated funds, will be sufficient to meet the Company’s expected cash requirements for at least the next twelve months.

Operating Cash Flows

Nine months ended December 31, 2010 compared to nine months ended December 31, 2011

Net cash provided by operating activities decreased from $38.2 million in the nine months ended December 31, 2010 to $28.0 million in the nine months ended December 31, 2011. The decrease in cash flow from operating activities was primarily due to the payment of $9.0 million into an escrow account towards settlement of the litigation noted in Note H of the notes to the consolidated financial statements which resulted in the aforementioned decrease in accrued liabilities. The majority of the Company’s cash provided by operating activities are from the Company’s net income.

Investing Activities

Nine months ended December 31, 2010 compared to nine months ended December 31, 2011

Net cash flow used in investing activities increased from $14.9 million in the nine months ended December 31, 2010 to $16.8 million in the nine months ended December 31, 2011, an increase of $1.9 million. The increase in net cash used in investing activities is primarily due to an increase in software development activity and capitalization in the nine months ended December 31, 2011 compared to the same period for the prior year.

Financing Activities

Nine months ended December 31, 2010 compared to nine months ended December 31, 2011

Net cash flow used in financing activities decreased from $17.8 million for the nine months ended December 31, 2010 to $13.5 million for the nine months ended December 31, 2011, a decrease of $4.3 million. The decrease in cash flow used in financing activities was primarily due to a decrease in the amount of purchases under the Company’s share repurchase program. During the nine months ended December 31, 2011, the Company spent $16.3 million to repurchase 348,593 shares of its common stock. During the nine months ended December 31, 2010, the Company spent $22.8 million to repurchase 556,185 shares of its common stock. The Company has historically used cash provided by operating activities and from the exercise of stock options to repurchase stock. The Company expects it may use some of the $10.1 million of cash on its balance sheet at December 31, 2011 to repurchase additional shares of stock under its share repurchase program.

Contractual Obligations

The following table summarizes the Company’s contractual obligations outstanding as of December 31, 2011.

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

On June 23, 2011 CorVel and class counsel executed a definitive settlement agreement. The settlement agreement contains the same terms and conditions as were set forth in the Memorandum of Understanding. Accordingly, CorVel made a $9 million cash payment into escrow on July 6, 2011. As set forth in the settlement agreement, certain contingencies such as preliminary court approval, resolutions of objections filed by class members challenging the fairness of the settlement, class members excluded from the settlement not exceeding a materiality threshold, and final court approval, must be satisfied before the settlement can become final.

On June 23, 2011, the 27th Judicial District Court for the Parish of St. Landry, Louisiana granted preliminary approval of settlement and set a deadline of October 16, 2011 for parties to opt out of or object to the proposed settlement. Notice of the settlement was given to Class Members. The Court gave final approval of the settlement on November 4, 2011. No appeal has been filed since that time, so the judgment became final on January 17, 2012. CorVel has begun to move for dismissal of all claims covered by the settlement in state and federal court.

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

In February 2005, Kathleen Roche, D.C., as plaintiff, filed a putative class action in Circuit Court for the 20th Judicial District, St. Clair County, Illinois, against the Company. The case sought unspecified damages based on the Company’s alleged failure to direct patients to medical providers who were members of the CorVel CorCare PPO network and also alleged that the Company used biased and arbitrary computer software to review medical providers’ bills. The Company denies that its conduct was improper in any way and denied all liability. On October 29, 2010, the Company entered into a settlement agreement providing for the payment of $2.1 million to class members and up to an additional $700,000 for attorneys’ fees and expenses, and as a result the Company accrued $2.8 million of estimated liability for this settlement agreement during the quarter ended September 30, 2010. In exchange for the settlement payment by the Company, class members consisting of Illinois medical providers (excluding hospitals) have released the Company and all of its affiliates for claims relating to any PPO or usual and customary reductions recommended by the Company on class members’ medical bills. On January 21, 2011, the Circuit Court gave final approval to the settlement and awarded class counsel $700,000 in attorneys’ fees and expenses. A modified final judgment approving the settlement and addressing certain class notice issues was approved on January 20, 2012; the modified judgment did not change the financial terms of the settlement or the release. Initial payments were sent to class members on July 18, 2011 and the remaining payments to class members should be completed by July 2012.

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

The following is not intended to be a comprehensive list of our accounting policies. Our significant accounting policies are more fully described in Note A to the Consolidated Financial Statements. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting an available alternative would not produce a materially different result. We applied our critical accounting policies and estimation methods consistently in all material respects, and for all periods presented, and have discussed these policies with our Audit Committee.

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

The FASB issued Accounting Standards Update No, 2009-13, Multiple Deliverable Revenue Arrangements—a consensus of FASB Emerging Issues Task Force (“ASU 2009-13”). ASU 2009-13 provides for less restrictive separation criteria that must be met for a deliverable to be considered a separate unit of accounting. Additionally, under this Standard, there is a hierarchy for determining the selling price of a unit of accounting and consideration must be allocated using a relative-selling price method. ASU 2009-13 was be effective for CorVel Corporation on April 1, 2011. We reviewed the requirements of ASU 2009-13 and determined the pronouncement had no material impact on our financial position or results of operations

Cost of revenues: Cost of revenues consists primarily of the compensation and fringe benefits of field personnel, including managers, medical bill analysts, field case managers, telephonic case managers, systems support, administrative support and account managers and account executives and related facility costs including rent, telephone and office supplies. Historically, the costs associated with these additional personnel and facilities have been the most significant factor driving increases in the Company’s cost of revenues. Locally managed and incurred IT costs are charged to cost of revenues whereas the costs incurred and managed at the corporate offices are charged to general and administrative expense.

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

The Company must make significant management judgments and estimates in determining contractual and bad debt allowances in any accounting period. One significant uncertainty inherent in the Company’s analysis is whether its past experience will be indicative of future periods. Although the Company considers future projections when estimating contractual and bad debt allowances, the Company ultimately makes its decisions based on the best information available to it at that time. Adverse changes in general economic conditions or trends in reimbursement amounts for the Company’s services could affect the Company’s contractual and bad debt allowance estimates, collection of accounts receivable, cash flows, and results of operations. No one customer accounted for 10% or more of accounts receivable at March 31, 2011 or December 31, 2011.

Goodwill and Long-Lived Assets: Goodwill arising from business combinations represents the excess of the purchase price over the estimated fair value of the net assets of the acquired business. Pursuant to ASC 350-10 through ASC 350-30, “Goodwill and Other Intangible Assets,” goodwill is tested annually for impairment or more frequently if circumstances indicate the potential for impairment. Also, management tests for impairment of its amortizable intangible assets and long-lived assets on an ongoing basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company’s impairment analysis of Goodwill is conducted at a company-wide level. The measurement of fair value is based on an evaluation of market capitalization and is further tested using a multiple of earnings approach. In projecting the Company’s cash flows, management considers industry growth rates and trends and cost structure changes. No changes or events occurred which indicated a need to test impairment during the quarter. However, future events or changes in current circumstances could affect the recoverability of the carrying value of goodwill and long-lived assets. Should an asset be deemed impaired, an impairment loss would be recognized to the extent the carrying value of the asset exceeded its estimated fair market value.

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

Share-Based Compensation: The Company accounts for share based compensation in accordance with the provisions of ASC Topic 718 “Compensation – Stock Compensation”. Under ASC 718, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Some of the stock options are performance based and the stock compensation expense is recorded based upon the actual results compared to the option targets. For the quarter ended December 31, 2011, the Company recorded share-based compensation expense of $541,000. Share-based compensation expense recognized in fiscal 2012 is based on awards ultimately expected to vest; therefore, it has been reduced for estimated forfeitures. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s term, and the Company’s expected annual dividend yield. The Company’s management believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in fiscal years 2011 and 2012. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

Recent Accounting Standards Update

In September 2011, the FASB amended existing guidance related to intangibles - goodwill and other by giving an entity the option to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If this is the case, companies will need to perform a more detailed two-step goodwill impairment test which is used to identify potential goodwill impairments and to measure the amount of goodwill impairment losses to be recognized, if any. This pronouncement is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We adopted this guidance in the quarter ended December 31, 2011. The adoption of this guidance did not have a material impact on the Company’s financial statements.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2011, the Company held no market risk sensitive instruments for trading purposes, and the Company did not employ any derivative financial instruments, other financial instruments, or derivative commodity instruments to hedge any market risk. The Company had no debt outstanding as of December 31, 2011, and therefore, had no market risk related to debt.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2011, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

On June 23, 2011 CorVel and class counsel executed a definitive settlement agreement. The settlement agreement contains the same terms and conditions as were set forth in the Memorandum of Understanding. Accordingly, CorVel made a $9 million cash payment into escrow on July 6, 2011. As set forth in the settlement agreement, certain contingencies such as preliminary court approval, resolutions of objections filed by class members challenging the fairness of the settlement, class members excluded from the settlement not exceeding a materiality threshold, and final court approval, must be satisfied before the settlement can become final.

On June 23, 2011, the 27th Judicial District Court for the Parish of St. Landry, Louisiana granted preliminary approval of settlement and set a deadline of October 16, 2011 for parties to opt out of or object to the proposed settlement. Notice of the settlement was given to Class Members. The Court gave final approval of the settlement on November 4, 2011. No appeal has been filed since that time, so the judgment became final on January 17, 2012. CorVel has begun to move for dismissal of all claims covered by the settlement in state and federal court.

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

In February 2005, Kathleen Roche, D.C., as plaintiff, filed a putative class action in Circuit Court for the 20th Judicial District, St. Clair County, Illinois, against the Company. The case sought unspecified damages based on the Company’s alleged failure to direct patients to medical providers who were members of the CorVel CorCare PPO network and also alleged that the Company used biased and arbitrary computer software to review medical providers’ bills. The Company denies that its conduct was improper in any way and denied all liability. On October 29, 2010, the Company entered into a settlement agreement providing for the payment of $2.1 million to class members and up to an additional $700,000 for attorneys’ fees and expenses, and as a result the Company accrued $2.8 million of estimated liability for this settlement agreement during the quarter ended September 30, 2010. In exchange for the settlement payment by the Company, class members consisting of Illinois medical providers (excluding hospitals) have released the Company and all of its affiliates for claims relating to any PPO or usual and customary reductions recommended by the Company on class members’ medical bills. On January 21, 2011, the Circuit Court gave final approval to the settlement and awarded class counsel $700,000 in attorneys’ fees and expenses. A modified final judgment approving the settlement and addressing certain class notice issues was approved on January 20, 2012; the modified judgment did not change the financial terms of the settlement or the release. Initial payments were sent to class members on July 18, 2011 and the remaining payments to class members should be completed by July 2012.

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

On June 23, 2011 CorVel and class counsel executed a definitive settlement agreement. The settlement agreement contains the same terms and conditions as were set forth in the Memorandum of Understanding. Accordingly, CorVel made a $9 million cash payment into escrow on July 6, 2011. As set forth in the settlement agreement, certain contingencies such as preliminary court approval, resolutions of objections filed by class members challenging the fairness of the settlement, class members excluded from the settlement not exceeding a materiality threshold, and final court approval, must be satisfied before the settlement can become final.

On June 23, 2011, the 27th Judicial District Court for the Parish of St. Landry, Louisiana granted preliminary approval of settlement and set a deadline of October 16, 2011 for parties to opt out of or object to the proposed settlement. Notice of the settlement was given to Class Members. The Court gave final approval of the settlement on November 4, 2011. No appeal has been filed since that time, so the judgment became final on January 17, 2012. CorVel has begun to move for dismissal of all claims covered by the settlement in state and federal court.

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

In February 2005, Kathleen Roche, D.C., as plaintiff, filed a putative class action in Circuit Court for the 20th Judicial District, St. Clair County, Illinois, against the Company. The case sought unspecified damages based on the Company’s alleged failure to direct patients to medical providers who were members of the CorVel CorCare PPO network and also alleged that the Company used biased and arbitrary computer software to review medical providers’ bills. The Company denies that its conduct was improper in any way and denied all liability. On October 29, 2010, the Company entered into a settlement agreement providing for the payment of $2.1 million to class members and up to an additional $700,000 for attorneys’ fees and expenses, and as a result the Company accrued $2.8 million of estimated liability for this settlement agreement during the quarter ended September 30, 2010. In exchange for the settlement payment by the Company, class members consisting of Illinois medical providers (excluding hospitals) have released the Company and all of its affiliates for claims relating to any PPO or usual and customary reductions recommended by the Company on class members’ medical bills. On January 21, 2011, the Circuit Court gave final approval to the settlement and awarded class counsel $700,000 in attorneys’ fees and expenses. A modified final judgment approving the settlement and addressing certain class notice issues was approved on January 20, 2012; the modified judgment did not change the financial terms of the settlement or the release. Initial payments were sent to class members on July 18, 2011 and the remaining payments to class members should be completed by July 2012.

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

Within the past few years, the economy has performed below historical averages which leads to fewer workers on a national level and has lead to fewer work related injuries. If declines in workers’ compensation costs occur in many states and persist over the long-term, it would have an adverse impact on our business, financial condition and results of operations.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the period covered by this report. The following table shows the repurchases of the Company’s common stock made by or on behalf of the Company in open-market transactions for the quarter ended December 31, 2011 pursuant to a publicly announced plan.

In 1996, the Company’s Board of Directors authorized a stock repurchase program for up to 100,000 shares of the Company’s common stock over the life of the share repurchase program. The Company’s Board of Directors has periodically increased the number of shares authorized for repurchase under the repurchase program. The most recent increase occurred in June 2010 and brought the number of shares authorized for repurchase over the life of the program to 15,000,000 shares. There is no expiration date for the repurchase program. As of December 31, 2011, the Company had repurchased 14,839,756 shares of its common stock. Subsequent to December 31, 2011, the Company’s Board of Directors approved an increase in the number of shares authorized to be repurchased by one million shares, from 15 million shares to 16 million shares.

Item 3 – Defaults Upon Senior Securities – None.

Item 4 – (Removed and Reserved)

Item  5 – Other Information – None.

Item 6 – Exhibits

3.1 Amended and Restated Certificate of Incorporation of the Company. Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 11, 2011.

3.2 Amended and Restated By-Laws of the Company incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 filed on August 14, 2006.

3.3 Certification of Designation Increasing the Number of Shares of Series A Junior Participating Preferred Stock. Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 24, 2008.

10.1* Stock option agreement dated November 3, 2011, between the Company and Daniel J. Starck, providing performance vesting filed herewith.

10.2* Stock option agreement dated November 3, 2011, between the Company and Scott R. McCloud, providing performance vesting filed herewith.

10.3* Stock option agreement dated November 3, 2011, between the Company and Donald C. McFarlane, providing performance vesting filed herewith.

10.4* Stock option agreement dated November 3, 2011, between the Company and Diane Blaha, providing performance vesting filed herewith.

10.5* Stock option agreement dated November 3, 2011, between the Company and V. Gordon Clemons, Jr., providing performance vesting. Filed herewith.

31.1 Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2 Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

Exhibit 101 The following materials from the Quarterly Report on Form 10-Q of the Company for the period ended December 31, 2011, filed with the SEC on February 3, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

*-	Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities and Exchange Act of 1934. In accordance with rule 24b-2, these confidential portions were omitted from this exhibit and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CORVEL CORPORATION

By:	/s/ DANIEL J. STARCK
Daniel J. Starck, President, Chief Executive Officer, and Chief Operating Officer

By:	/s/ SCOTT R. MCCLOUD
Scott R. McCloud, Chief Financial Officer

February 3, 2012