Form 10-K
period 2012-03-31
CORVEL CORP
filed 2012-06-08
CIK 874866

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

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

As of September 30, 2011, the aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates of the Registrant was approximately $267,958,000 based on the closing price per share of $42.50 for the Registrant’s common stock as reported on the Nasdaq Global Select Market on such date multiplied by 6,312,329 shares (total outstanding shares of 11,465,181 less 5,152,852 shares held by affiliates) of the Registrant’s common stock which were outstanding on such date. For the purposes of the foregoing calculation only, all of the Registrant’s directors, executive officers and persons known to the Registrant to hold ten percent or greater of the Registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: As of June 3, 2012, there were 11,257,348 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Items 10 through 14 of Part III of this Form 10-K, to the extent not set forth herein, is incorporated herein by reference to portions of the Registrant’s definitive proxy statement for the Registrant’s 2012 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended March 31, 2012. Except with respect to the information specifically incorporated by reference in this Form 10-K, the Registrant’s definitive proxy statement is not deemed to be filed as a part of this Form 10-K.

CORVEL CORPORATION

2012 FORM 10-K ANNUAL REPORT

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

FISCAL 2012 DEVELOPMENTS

Company Stock Repurchase Program

During fiscal 2012, the Company continued to repurchase shares of its common stock under a plan originally approved by the Company’s Board of Directors in 1996. In February 2012, the Company’s Board of Directors increased the number of shares authorized to be repurchased over the life of the plan by 1,000,000 shares to 16,000,000 shares. During fiscal 2012, the Company spent $21.6 million to repurchase 461,938 shares of its common stock. Since commencing this program in the fall of 1996, the Company has repurchased 14,953,101 shares of its common stock through March 31, 2012, at a cost of $271 million. These repurchases were funded primarily from the Company’s operating cash flows.

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

PPO Management

PPOs are groups of hospitals, physicians and other healthcare providers that offer services at pre-negotiated rates to employee groups. The Company believes that PPO networks offer the employer an additional means of managing healthcare costs by reducing the per-unit price of medical services provided to employees. CorVel began offering a proprietary national PPO network in 1992 and today it is comprised of over 750,000 board certified providers. The Company provides the convenience of a PPO Provider look-up mobile application for use with iPhone, iPad and Android. The application is available to the public and makes it convenient to locate a provider in the CorVel network. Users can search providers based on current location and by specialty.

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

The Company has a team of national, regional and local personnel supporting the CorVel network. This team includes a national PPO manager in addition to locally based PPO developers who are responsible for local recruitment, contract negotiations, credentialing and re-credentialing of providers, and working with customers to develop customer specific provider networks. Each bill review unit has provider relations support staff to address provider grievances and other billing issues.

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

Pharmacy Services

CorVel provides patients with a full-feature pharmacy program that offers discounted prescriptions, drug interaction monitoring and eligibility confirmation. Our pharmacy network of nationally recognized pharmacies provides savings off the retail price of prescriptions associated with a workers’ compensation claim. The Company’s pharmacy services program includes preferred access to a national pharmacy network, streamlined processing for pharmacies at point of sale, mail order, 90-day retail, out of network, medication review services and clinical modeling.

Directed Care Services

CorVel has contracted with medical imaging, physical therapy and ancillary service networks to offer convenient access, timely appointments and preferred rates for these services. The Company manages the entire coordination of care from appointment scheduling through reimbursement, working to achieve timely recovery and increased savings. The Company has directed care networks for diagnostic imaging, physical and occupational therapy, independent medical evaluations, durable medical equipment and transportation and translation.

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

Claims Management

CorVel has been a third party administrator (“TPA”) offering claims management services since January 2007. The Company serves customers in the self-insured or commercially insured markets. Incidents and injuries are reported through a variety of intake methods that include mobile applications, toll-free call centers and traditional methods of paper and fax reporting. They are immediately processed by CorVel’s proprietary rules engine, which provides alerts and recommendations throughout the life of a claim. This technology instantly assigns an expert claims professional, while simultaneously determining if a claim requires any immediate attention for triage.

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

The Telephonic Case Manager (TCM) continues to impact the direction of the case, focusing on early return to work, maximum medical improvement (MMI) and appropriate duration of disability. Facilitation of appropriate treatment, assertive negotiation with medical providers and directing the care of the injured worker continues to be the Case Manager’s role until the closure criteria is met. Utilization review of provider treatment remains ongoing until discharge from treatment.

In the event that a claim may require an onsite referral, a Field Case Manager (FCM) will be assigned to the claim. Cases can be referred to CorVel based on geographic location and injury type to the most appropriate FCM. Specialized case management services include catastrophic management, life care planning, and vocational rehabilitation services. All FCMs have iPads that provides access to the Company’s proprietary mobile app that provides instant access to detailed case information and to enter case notes.

24/7 Nurse Triage

Injured workers can call at the time of injury or incident and speak with a nurse who specializes in occupational injuries. An assessment is immediately made to recommend self-care, or referral for further medical care if needed. CorVel is able to provide quick and accurate care intervention, often preventing a minor injury from becoming an expensive claim. The 24/7 nurse triage services provides channeling to a preferred network of providers, allows employer access to online case information, comprehensive incident gathering, and healthcare advocacy for injured workers.

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

Vocational Rehabilitation

CorVel’s Vocational Rehabilitation program is designed for injured workers needing assistance returning to work or retaining employment. This comprehensive suite of services helps employees who are unable to perform previous work functions and who faces the possibility joining the open labor market to seek re-employment. These services are available unbundled, on an integrated basis as dictated by the requirement of each case and client preference, or by individual statutory requirements. Vocational rehabilitation services include ergonomic assessments, rehabilitation plans, transferable skills analysis, labor market services, resume’-development, job analysis and development, job placement, and expert testimony.

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

Redundancy Center

The Company’s national data center is located near Portland, Oregon. The Company also has a redundancy center located in Ft.Worth, Texas. The redundancy center is the Company’s backup processing site in the event that the Portland data center suffers catastrophic loss. Currently, the Company’s data is continually replicated to Ft. Worth in near-real time, so that in the event the Portland data center is offline, the redundancy center can be activated with current information quickly. The Ft. Worth data center also hosts duplicates of the Company’s Websites. The Ft.Worth systems are maintained and exercised on a continuous basis as they host demonstration and pilot environments that mirror production, with the goal of ensuring their ongoing readiness.

CareMC

CareMC (www.caremc.com) has become the application platform for all of the Company’s primary service lines and delivers immediate access to customers. CareMC offers customers direct access to the Company’s primary services. CareMC allows for electronic communication and reporting between providers, payers, employers and patients. Features of the website include: report an incident/injury, request for service, appointment scheduling, online bill review, claims information management, treatment calendar, medical bill adjudication and automated provider reimbursement.

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

INDUSTRY, CUSTOMERS AND MARKETING

CorVel serves a diverse group of customers that include insurers, third party administrators, self-administered employers, government agencies, municipalities, state funds, and numerous other industries. CorVel is able to provide workers’ compensation services to virtually any size employer and in any state or region of the United States. No single customer of the Company represented more than 10% of revenues in fiscal 2010, 2011, or 2012. Many claims management decisions in workers’ compensation are the responsibility of the local claims office of national or regional insurers. The Company’s national branch office network enables the Company to market and offer its services at both a local and national account level. The Company is placing increasing emphasis on national account marketing. The sales and marketing activities of the Company are conducted primarily by account executives located in key geographic areas.

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

The past few years have seen acceleration in the technology world, and advancements seem to be progressing at a pace that few, if any, have ever witnessed. The proliferation of smart phones and tablet computers allows the Company’s clients to stay connected at any time, from anywhere. This capability provides immediate access and begins to present business opportunities that were previously predicated on a less connected environment. The Company continues to leverage the new wave of technology in order to connect all of the parties involved in the workers’ compensation process in ways that were unimaginable in the past. Despite the technology boom, medical costs still continue to increase in excess of the consumer price index and claims frequency is up for the first time in thirteen years (Source: National Council on Compensation Insurance), the Company will continue to focus the execution of its strategy to provide industry leading claims management and cost containment solutions to the market.

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

EMPLOYEES

As of March 31, 2012, CorVel had 3,145 employees, including nurses, therapists, counselors and other employees. No employees are represented by any collective bargaining unit. Management believes the Company’s relationship with its employees to be good.

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

We are dependent, to a substantial extent, upon the continuing efforts and abilities of certain key management personnel. In addition, we face competition for experienced employees with professional expertise in the workers’ compensation managed care area. The loss of key personnel, especially V. Gordon Clemons, Chairman, President, and Chief Executive Officer, or the inability to attract, qualified employees, could have a material unfavorable effect on our business and results of operations.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties.

The Company’s principal executive office is located in Irvine, California in approximately 12,000 square feet of leased space. The lease expires in March 2013. The Company leases approximately 92 branch offices in 45 states, which range in size from 500 square feet up to 26,000 square feet. The lease terms for the branch offices range from monthly to ten years and expire through 2019. The Company believes that its facilities are adequate for its current needs and that suitable additional space will be available as required.

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

Item 4.    Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market	for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol CRVL. The quarterly high and low per share sales prices for the Company’s common stock for fiscal years 2011 and 2012 as reported by NASDAQ are set forth below for the periods indicated. These prices represent prices among dealers, do not include retail markups, markdowns or commissions, and may not represent actual transactions.

	High	Low
Fiscal Year Ended March 31, 2011:
Quarter Ended June 30, 2010:	$38.00	$32.04
Quarter Ended September 30, 2010:	43.76	33.10
Quarter Ended December 31, 2010:	49.65	40.63
Quarter Ended March 31, 2011:	53.34	45.75
Fiscal Year Ended March 31, 2012:
Quarter Ended June 30, 2011:	$54.19	$42.64
Quarter Ended September 30, 2011:	51.54	38.04
Quarter Ended December 31, 2011:	54.64	40.67
Quarter Ended March 31, 2012:	54.23	39.46

Holders.    As of June 1, 2012, there were approximately 1,350 holders of record of the Company’s common stock according to the information provided by the Company’s transfer agents.

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

Unregistered Sales of Equity Securities.    None.

Issuer Purchases of Equity Securities:    The following table summarizes purchases of the Company’s common stock made by or on behalf of the Company for the quarter ended March 31, 2012 pursuant to a publicly announced plan.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that may yet be Purchased Under the Program
January 1 to January 31, 2012	37,794	$50.83	37,794	1,122,450
February 1 to February 29, 2012	39,341	48.71	39,341	1,083,109
March 1 to March 31, 2012	36,210	42.50	36,210	1,046,899

Total	113,345	$48.96	113,345	1,046,899

In 1996, the Company’s Board of Directors authorized a stock repurchase program initially for up to 100,000 shares of the Company’s common stock. The Company’s Board of Directors has periodically increased the number of shares authorized for repurchase under the program. In February 2012, the board authorized an increase in the number of shares to be repurchased over the life of the program to 16,000,000. As of March 31, 2012, the Company has repurchased 14,953,101 shares its common stock. There is no expiration date for the plan.

STOCK PERFORMANCE GRAPH

The graph depicted below shows a comparison of cumulative total stockholder returns for the Company, the Nasdaq and the Nasdaq Health Services Index over a five year period beginning on March 31, 2007. The data depicted on the graph are as set forth in the chart below the graph. The graph assumes that $100 was invested in the Company’s Common Stock on March 31, 2007, and in each index, and that all dividends were reinvested. No cash dividends have been paid or declared on the Common Stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

CORVEL STOCK PERFORMANCE GRAPH

	2007	2008	2009	2010	2011	2012
CorVel Corporation	100.00	101.12	66.84	118.18	175.80	131.87
U.S. Nasdaq	100.00	93.28	64.18	100.68	118.56	135.42
U.S. Nasdaq Healthcare Services	100.00	104.34	77.24	137.42	155.06	160.49

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

Item 6.    Selected Financial Data.

The selected consolidated financial data of the Company appears in a separate section of this Annual Report on Form 10-K in front of the Management Discussion and Analysis and is incorporated herein by this reference.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations appears in a separate section of this Annual Report on Form 10-K and is incorporated herein by this reference.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2012, the Company held no market risk sensitive instruments for trading purposes and the Company did not employ any derivative financial instruments, other financial instruments, or derivative commodity instruments to hedge any market risk. The Company had no debt outstanding as of March 31, 2012, and therefore, had no market risk related to debt.

Item 8.    Financial Statements and Supplementary Data.

The Company’s consolidated financial statements, as listed under Item 15, appear in a separate section of this Annual Report on Form 10-K and are incorporated herein by this reference. The financial statement schedule is included below under Item  15(a) (2).

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2012, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining a system of internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with U. S. generally accepted accounting principles; providing reasonable assurance that our receipts and expenditures are made in accordance with authorizations of our management and directors; and providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of March 31, 2012 to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Our independent registered public accounting firm, Haskell & White LLP, has issued an audit report on the effectiveness of our internal control over financial reporting as of March 31, 2012 as stated in their report that is included in Part II, Item 8 herein.

Changes to Internal Control over Financial Reporting

During the quarter ended March 31, 2012, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The information in the sections titled “Proposal One: Election of Directors,” “Corporate Governance, Board Composition and Board Committees,” “Executive Officers of CorVel,” and “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the Company’s Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders is incorporated herein by reference.

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

Item 11.    Executive Compensation.

The information in the sections titled “Executive Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” and “Compensation of Directors,” appearing in the Company’s Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information in the sections titled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matter” and “Equity Compensation Plan Information” appearing in the Company’s Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13.    Certain Relationships and Related Party Transactions, and Director Independence.

The information in the sections titled “Certain Relationships and Related Person Transactions,” “Proposal One: Election of Directors,” and “Corporate Governance, Board Composition and Board Committees” appearing in the Company’s Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services.

The information under the captions “Principal Accountant Fees and Services”, “Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors” and “Ratification of Appointment of Independent Auditors” appearing in the Company’s Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)(1)  Financial Statements:

The Company’s financial statements appear in a separate section of this Annual Report on Form 10-K beginning on the pages referenced below:

(2)  Financial Statement Schedule:

The Company’s consolidated financial statements, as listed under Item 15(a) (1), appear in a separate section of this Annual Report on Form 10-K. The Company’s financial statement schedule is as follows:

Schedule II — Valuation and Qualifying Accounts

	Balance at Beginning of Year	Additions Charged to Cost and Expenses	Deductions	Balance at End of Year
Allowance for doubtful accounts:
Fiscal Year Ended March 31, 2012:	$2,588,000	$2,146,000	$(2,339,000)	$2,395,000
Fiscal Year Ended March 31, 2011:	2,754,000	2,434,000	(2,600,000)	2,588,000
Fiscal Year Ended March 31, 2010:	2,371,000	2,868,000	(2,485,000)	2,754,000

(3)  Exhibits:

EXHIBITS

Exhibit No.	Title	Method of Filing
3.1	Amended and Restated Certificate of Incorporation of the Company	Incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on August 10, 2011.
3.2	Amended and Restated Bylaws of the Company	Incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 filed on August 14, 2006.
3.3	Certificate of Designation Increasing the Number of Shares of Series A Junior Participating Preferred Stock	Incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed on November 24, 2008.

Exhibit No.	Title	Method of Filing
4.1	Second Amended and Restated Preferred Shares Rights Agreement, dated as of November 17, 2008, by and between CorVel Corporation and Computershare Trust Company, N.A., including the original Certificate of Designation, the Certificate of Designation Increasing the Number of Shares, the form of Right Certificate (as amended) and the Summary of Rights (as amended) attached thereto as Exhibits A-1, A-2, A-3, B and C, respectively	Incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K filed on November 24, 2008.
10.1*	Nonqualified Stock Option Agreement between V. Gordon Clemons, the Company and North Star together with all amendments and addendums thereto	Incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 Registration No. 33-40629 initially filed on May 16, 1991.
10.2*	Supplementary Agreement between V. Gordon Clemons, the Company and North Star	Incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 Registration No. 33-40629 initially filed on May 16, 1991.
10.3*	Amendment to Supplementary Agreement between Mr. Clemons, the Company and North Star	Incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1992 filed on June 29, 1992.
10.4*	Restated Omnibus Incentive Plan (Formerly The Restated 1988 Executive Stock Option Plan)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 10, 2011.
10.5*	Forms of Notice of Grant of Stock Option, Stock Option Agreement and Notice of Exercise Under the Restated Omnibus Incentive Plan (Formerly The Restated 1988 Executive Stock Option)	Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 filed on November 9, 2006, Exhibits 10.7, 10.8 and 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994 filed on June 29, 1994, Exhibits 99.2, 99.3, 99.4, 99.5, 99.6, 99.7 and 99.8 to the Company’s Registration Statement on Form S-8 (File No. 333-94440) filed on July 10, 1995, and Exhibits 99.3 and 99.5 to the Company’s Registration Statement on Form S-8 (File No. 333-58455) filed on July 2, 1998.
10.6*	Employment Agreement of V. Gordon Clemons	Incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 Registration No. 33-40629 initially filed on May 16, 1991.
10.7*	Restated 1991 Employee Stock Purchase Plan, as amended	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on August 12, 2010.
10.8	Fidelity Master Plan for Savings and Investment, and amendments	Incorporated herein by reference to Exhibits 10.16 and 10.16A to the Company’s Registration Statement on Form S-1 Registration No. 33-40629 initially filed on May 16, 1991.

Exhibit No.	Title	Method of Filing
10.9	Second Amended and Restated Preferred Shares Rights Agreement, dated as of November 17, 2008, by and between CorVel Corporation and Computershare Trust Company, N.A., including the original Certificate of Designation, the Certificate of Designation Increasing the Number of Shares, the form of Rights Certificate (as amended) and the Summary of Rights (as amended) attached thereto as Exhibits A-1, A-2, A-3, B and C, respectively	Incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K filed on November 24, 2008.
10.10*	Employment Agreement effective May 26, 2006 by and between CorVel Corporation and Dan Starck	Incorporated herein by reference to Exhibit 10.1 in the Company’s Form 8-K filed on May 30, 2006.
10.11*	Stock Option Agreement and Acceleration Addendum dated May 26, 2006 by and between CorVel Corporation and Dan Starck, providing for time vesting	Incorporated herein by reference to Exhibit 10.2 in the Company’s Form 8-K filed on May 30, 2006.
10.12†*	Stock Option Agreement and Acceleration Addendum dated May 26, 2006 by and between CorVel Corporation and Dan Starck, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 30, 2006.
10.13†*	Stock Option Agreement dated May 26, 2006 by and between CorVel Corporation and Scott McCloud, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 2, 2006.
10.14*†	Stock Option Agreement dated May 26, 2006 by and between CorVel Corporation and Don McFarlane, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K/A filed on July 6, 2007.
10.15	Credit Agreement dated May 28, 2009 by and between CorVel Corporation and Wells Fargo Bank, National Association.	Incorporated herein by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed on June 4, 2009.
10.16	Revolving Line of Credit Note dated May 28, 2009 by CorVel Corporation in favor of Wells Fargo Bank, National Association.	Incorporated herein by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed on June 4, 2009.
10.17	Form of Partial Waiver of Automatic Option Grant executed by Directors	Incorporated herein by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 filed on November 8, 2007.
10.18*†	Stock Option Agreement and Acceleration Addendum dated February 4, 2008 by and between CorVel Corporation and Dan Starck, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008 filed on June 16, 2008.
10.19*†	Stock Option Agreement dated February 4, 2008 by and between CorVel Corporation and Scott McCloud, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008 filed on June 16, 2008.
10.20*†	Stock Option Agreement dated February 4, 2008 by and between CorVel Corporation and Don McFarlane, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008 filed on June 16, 2008.
10.21	Partial Waiver of Automatic Option Grant by Jean Macino dated February 8, 2008	Incorporated herein by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008 filed on June 16, 2008.

Exhibit No.	Title	Method of Filing
10.22*†	Stock Option Agreement dated February 24, 2009 by and between CorVel Corporation and Daniel J. Starck, providing for performance vesting	Refiled herewith.
10.23*†	Stock Option Agreement dated February 24, 2009 by and between CorVel Corporation and Scott R. McCloud, providing for performance vesting	Refiled herewith.
10.24*†	Stock Option Agreement dated February 24, 2009 by and between CorVel Corporation and Donald C. McFarlane, providing for performance vesting	Refiled herewith.
10.25*†	Stock Option Agreement dated February 5, 2009 by and between CorVel Corporation and Diane J. Blaha, providing for performance vesting	Incorporated herein by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009 filed on June 12, 2009.
10.26*†	Stock Option Agreement dated February 24, 2009 by and between CorVel Corporation and Diane J. Blaha, providing for performance vesting	Refiled herewith.
10.27	Summary of Terms of Oral Agreement to Repurchase Shares of Common Stock held by V. Gordon Clemons.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009 filed on February 5, 2010.
10.28*†	Stock Option Agreement granted November 2, 2009 by and between CorVel Corporation and Daniel J. Starck, providing for performance vesting.	Refiled herewith.
10.29*†	Stock Option Agreement granted November 2, 2009 by and between CorVel Corporation and Scott R. McCloud, providing for performance vesting.	Refiled herewith.
10.30*†	Stock Option Agreement granted November 2, 2009 by and between CorVel Corporation and Donald C. McFarlane, providing for performance vesting	Refiled herewith.
10.31*†	Stock Option Agreement granted November 2, 2009 by and between CorVel Corporation and Diane J. Blaha, providing for performance vesting.	Refiled herewith.
10.32	First Amendment to Credit Agreement dated June 2, 2010 by and between CorVel Corporation and Wells Fargo Bank, National Association.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 7, 2010.
10.33	Revolving Line of Credit Note dated June 2, 2010 by CorVel Corporation in favor of Wells Fargo Bank, National Association.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 7, 2010.
10.34	Settlement Agreement and General Release between Corvel Corporation and Kathleen Roche, D.C., individually and on behalf of others similarly situated, dated October 29, 2010.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010 filed on November 8, 2010.

Exhibit No.	Title	Method of Filing
10.35	Summary of Terms of Oral Agreement to Repurchase Shares of Common Stock held by Corstar Holdings, Inc.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010 filed on November 8, 2010.
10.36*†	Stock Option Agreement dated December 6, 2010 by and between CorVel Corporation and Daniel J. Starck, providing performance vesting.	Refiled herewith.
10.37*†	Stock Option Agreement dated December 6, 2010 by and between CorVel Corporation and Scott R. McCloud, providing performance vesting.	Refiled herewith.
10.38*†	Stock Option Agreement dated December 6, 2010 by and between CorVel Corporation and Donald C. McFarlane, providing performance vesting.	Refiled herewith.
10.39*†	Stock Option Agreement dated December 6, 2010 by and between CorVel Corporation and Diane Blaha, providing performance vesting.	Refiled herewith.
10.40	Settlement Agreement dated June 23, 2011 by and among CorVel Corporation and counsel for class representatives, George Raymond Williams, M.D., Orthopaedic Surgery, A Profession Medical, L.L.C. and Southwest Louisiana Hospital Association d/b/a Lake Charles Memorial Hospital, and all other class members.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 filed on August 5, 2011.
10.41	Second Amendment to Credit Agreement dated September 1, 2011 by and between CorVel Corporation and Wells Fargo Bank, National Association.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 31, 2011.
10.42	Revolving Line of Credit Note dated September 1, 2011 by CorVel Corporation in favor of Wells Fargo Bank, National Association.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 31, 2011.
10.43*†	Stock option agreement dated November 3, 2011, by and between CorVel Corporation and Daniel J. Starck, providing performance vesting.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2011 filed on February 6, 2012.
10.44*†	Stock option agreement dated November 3, 2011, by and between CorVel Corporation and Scott R. McCloud, providing performance vesting.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2011 filed on February 6, 2012.
10.45*†	Stock option agreement dated November 3, 2011, by and between CorVel Corporation and Donald C. McFarlane, providing performance vesting.	Incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2011 filed on February 6, 2012.

Exhibit No.	Title	Method of Filing
10.46*†	Stock option agreement dated November 3, 2011, by and between CorVel Corporation and Diane Blaha, providing performance vesting.	Incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2011 filed on February 6, 2012.
10.47*†	Stock option agreement dated November 3, 2011, by and between CorVel Corporation and V. Gordon Clemons, Jr., providing performance vesting.	Incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2011 filed on February 6, 2012
10.48	Stock option agreement dated February 24, 2009, by and between CorVel Corporation and V. Gordon Clemons, Jr., providing performance vesting.	Filed herewith.
10.49	Stock option agreement dated November 2, 2009, by and between CorVel Corporation and V. Gordon Clemons, Jr., providing performance vesting.	Filed herewith.
10.50	Stock option agreement dated December 6, 2010, by and between CorVel Corporation and V. Gordon Clemons, Jr., providing performance vesting	Filed herewith.
21.1	Subsidiaries of the Company	Filed herewith.
23.1	Consent of Independent Registered Public Accounting Firm, Haskell & White LLP	Filed herewith.
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
101.0	The following materials from CorVel Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2012 and March 31, 2011; (ii) Consolidated Statements of Income for the fiscal years ended March 31, 2012, 2011 and 2010; (iii) Consolidated Statements of Stockholders' Equity for the fiscal years ended March 31, 2012, 2011 and 2010; (iv) Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2012, 2011 and 2010; and (v) Notes to Consolidated Financial Statements(**)

*	— Denotes management contract or compensatory plan or arrangement.

**	— Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101.0 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

†	— Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Securities and Exchange Commission.

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
V. Gordon Clemons
President, Chief Executive Officer, and Chief Operating Officer

Date: June 8, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 8, 2012.

Signature	Title

/S/ V. GORDON CLEMONS V. Gordon Clemons	Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)

/S/ SCOTT R. MCCLOUD Scott R. McCloud	Chief Financial Officer (Principal Financial and Accounting Officer)

/S/ ALAN HOOPS Alan Hoops	Director

/S/ STEVEN J. HAMERSLAG Steven J. Hamerslag	Director

/S/ JUDD JESSUP Judd Jessup	Director

/S/ JEAN MACINO Jean Macino	Director

/S/ JEFFREY J. MICHAEL Jeffrey J. Michael	Director

SELECTED CONSOLIDATED FINANCIAL DATA

The following selected financial data for each of the five fiscal years ended March 31, 2012, have been derived from the Company’s audited consolidated financial statements. The following data should be read in conjunction with the Company’s Consolidated Financial Statements, the related notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The following amounts are in thousands, except per share data.

	Fiscal Year Ended March 31,
	2008	2009	2010	2011	2012
Statement of Income Data:
Revenues	$301,894	$310,076	$337,968	$380,668	$412,668
Cost of revenues	223,829	236,334	252,429	284,098	318,826

Gross profit	78,065	73,742	85,539	96,570	93,842
General and administrative	39,720	42,133	42,056	59,167	50,405

Income before income taxes	38,345	31,609	43,483	37,403	43,437
Income tax provision	14,961	12,332	17,387	12,740	16,885

Net income	$23,384	$19,277	$26,096	$24,663	$26,552

Net income per share:
Basic	$1.69	$1.43	$2.09	$2.09	$2.31

Diluted	$1.67	$1.42	$2.06	$2.05	$2.28

Shares used in computing net income per share:
Basic	13,856	13,458	12,499	11,801	11,476
Diluted	14,036	13,620	12,672	12,029	11,627
Return on beginning of year equity	29.5%	20.0%	27.1%	25.8%	26.6%
Return on beginning of year assets	20.6%	13.7%	19.0%	17.6%	16.2%

	2008	2009	2010	2011	2012
Balance Sheet Data as of March 31,
Cash and cash equivalents	$17,911	$13,217	$10,242	$12,269	$6,597
Accounts receivable, net	39,164	41,249	43,930	48,964	49,334
Working capital	29,445	28,096	27,196	27,389	36,485
Total assets	140,575	137,552	140,368	164,225	171,882
Retained earnings	178,458	197,735	223,831	248,494	275,046
Treasury stock	(162,302)	(185,762)	(218,323)	(248,931)	(270,574)
Total stockholders’ equity	96,378	96,297	95,728	99,639	110,382

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

Patient Management Services

In addition to its network solutions services, the Company offers a range of patient management services, which involve working on a one-on-one basis with injured employees and their various healthcare professionals, employers and insurance company adjusters. The services are designed to monitor the medical necessity and appropriateness of healthcare services provided to workers’ compensation and other healthcare claimants and to expedite return to work. The Company offers these services on a stand-alone basis, or as an integrated component of its medical cost containment services. Patient management services include the processing of claims for self-insured payors to property and casualty insurance.

Organizational Structure

The Company’s management is structured geographically with regional vice-presidents who report to the Executive Vice-President of the Company who reports to the President of the Company. Each of these regional vice-presidents is responsible for all services provided by the Company in his or her particular region and responsible for the operating results of the Company in multiple states. These regional vice presidents have area and district managers who are also responsible for all services provided by the Company in their given area and district.

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

Summary of Fiscal 2012 Annual Results

The Company had revenues of $413 million for fiscal year ended March 31, 2012, an increase of $32 million, or 8%, compared to $381 million for fiscal year ended March 31, 2011. This increase was primarily due to an increase in revenues from claims administration customers of our patient management services, due to an increase in such customers and an increase in the services sold to existing claims administration customers. Additionally, to a lesser extent, the Company had an increase in network solutions revenues from an increase pharmacy services.

During fiscal 2012, the Company’s gross profit margin dropped to 22.7% from 25.4% in fiscal 2011. The decrease was primarily attributable to the loss of business with higher margins replaced by business with lower margins. The Company had record revenues in fiscal 2012; however, gross profit decreased 2.7% from fiscal 2011 to fiscal 2012.

During fiscal 2012, the Company continued to improve its accounts receivable collections processes and reduced its days sales outstanding from less than 45 days at March 31, 2011 to less than 43 days at March 31, 2012. The days sales outstanding at March 31, 2012 is the lowest for a fiscal year end in the history of the Company.

During fiscal 2012, the Company also continued to repurchase shares of its common stock under a plan originally approved by the Company’s Board of Directors in 1996. In February 2012, the Company’s Board of Directors increased the number of shares authorized to be repurchased over the life of the plan to

16,000,000 shares. During fiscal 2012, the Company spent $21.6 million to repurchase 461,938 shares of its common stock. Since commencing this program in the fall of 1996, the Company has repurchased 14,953,101 shares of its common stock through March 31, 2012, at a cost of $271 million. These repurchases were funded primarily from the Company’s operating cash flows.

Results of Operations

The Company derives its revenues from providing patient management and network solutions services to payors of workers’ compensation benefits, auto insurance claims and health insurance benefits. Patient management services include utilization review, medical case management, vocational rehabilitation, and claims processing. Network solutions revenues include fee schedule auditing, hospital bill auditing, independent medical examinations, diagnostic imaging review services and preferred provider referral services. The percentages of total revenues attributable to patient management and network solutions services for the fiscal years ended March 31, 2010, 2011, and 2012 are listed below.

	2010	2011	2012
Patient management services	44.7%	47.0%	49.3%
Network solutions services	55.3%	53.0%	50.7%

	100.0%	100.0%	100.0%

As noted in the table above, from fiscal 2011 to fiscal 2012 the mix of the Company’s revenues moved 2.3 percentage points from network solutions to patient management. This mix shift is primarily due to the Company’s increased focus in the sale of TPA services which are included with patient management services. The Company expects to have more growth in the sale of TPA services than its other services.

The following table shows the income statements for the past three fiscal years and the dollar changes as well as the percentage changes for each fiscal year in thousands, except for per share information.

	Fiscal 2010	Fiscal 2011	Fiscal 2012	Amount Change from Fiscal 2010 to 2011	Amount Change from Fiscal 2011 to 2012	Percent Change from Fiscal 2010 to 2011	Percent Change from Fiscal 2011 to 2012
Revenues	$337,968	$380,668	$412,668	$42,700	$32,000	12.6%	8.4%
Cost of revenues	252,429	284,098	318,826	31,669	34,728	12.5	12.2

Gross profit	85,539	96,570	93,842	11,031	(2,728)	12.9	(2.8)
General and administrative	42,056	59,167	50,405	17,111	(8,762)	40.7	(14.8)

Income before income taxes	43,483	37,403	43,437	(6,080)	6,034	(14.0)	16.1
Income tax provision	17,387	12,740	16,885	(4,647)	4,145	(26.7)	32.5

Net income	$26,096	$24,663	$26,552	($1,433)	$1,889	(5.5%)	7.7%

Net income per share:
Basic	$2.09	$2.09	$2.31	$—	$0.22	0.0%	10.5%
Diluted	$2.06	$2.05	$2.28	$(0.01)	$0.23	(0.5%)	11.2%
Shares used in net income per share:
Basic	12,499	11,801	11,476	(698)	(325)	(5.6%)	(2.8%)
Diluted	12,672	12,029	11,627	(643)	(402)	(5.1%)	(3.3%)

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

The following table sets forth, for the periods indicated, the percentage of revenues represented by certain items reflected in the Company’s consolidated statements of income. The Company’s past operating results are not necessarily indicative of future operating results. The percentages for the three fiscal years ended March 31, 2010, 2011 and 2012 are as follows:

	2010	2011	2012
Revenues	100.0%	100.0%	100.0%
Cost of revenues	74.7%	74.6%	77.3%

Gross profit	25.3%	25.4%	22.7%
General and administrative	12.4%	15.5%	12.2%

Income before income taxes	12.9%	9.9%	10.5%
Income tax provision	5.1%	3.3%	4.1%

Net Income	7.8%	6.6%	6.4%

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

Change in Revenue

Fiscal 2012 Compared to Fiscal 2011

Revenues increased by 8%, to $413 million in fiscal 2012, from $381 million in fiscal 2011, an increase of $32 million. The increase was primarily due to an increase in revenues from claims administration customers of our patient management services, due both to an increase in such customers and an increase in the services sold to existing claims administration customers. Additionally, to a lesser extent, the Company had an increase in network solutions revenues from an increase in pharmacy services. Patient management revenues increased by $19 million, or 11%, from $179 million to $198 million. Network solutions services increased by $13 million, or 6%, from $202 million to $215 million.

Fiscal 2011 Compared to Fiscal 2010

Revenues increased by 13% to $381 million in fiscal 2011, from $338 million in fiscal 2010, an increase of $43 million. The increase was primarily due to an increase in revenues from claims administration customers for our services, due both to an increase in such customer and an increase in the services sold to the existing claims administration customers. Additionally, to a lesser extent, the Company had an increase in network solutions revenues from an increase in bill review volume and pharmacy services. Patient management revenues increased by $28 million, or 18%, from $151 million to $179 million. Network solutions services increased by $15 million, or 8%, from $187 million to $202 million.

Cost of Revenue

The Company’s cost of revenues consist of direct expenses, costs directly attributable to the generation of revenue, and field indirect costs which are incurred in the field to support the operations in the field offices which generate the revenue. Direct costs are primarily case manager salaries, bill review analysts, related payroll taxes and fringe benefits, and costs for Independent Medical Examinations (IME), prescription drugs, and MRI providers. Most of the Company’s revenues are generated in offices which provide both patient management services and network solutions services. The largest of the field indirect costs are manager salaries and bonus, account executive base pay and commissions, administrative and clerical support, field systems personnel, PPO network developers, related payroll taxes, fringe benefits, office rent, and telephone expense. During fiscal 2012, approximately 33% of the costs incurred in the field are field indirect costs which support both the patient management services and network solutions operations of the Company’s field operations.

Change in Cost of Revenue

Fiscal 2012 Compared to Fiscal 2011

The Company’s cost of revenues increased from $284 million in fiscal 2011 to $319 million in fiscal 2012, an increase of 12.2%, or $35 million. The increase in cost of revenues is primarily due to the 8% increase in revenues noted above along with the loss of some higher margin business replaced by some lower margin business. During the past two fiscal years, the Company’s gross margin decreased from 25% to 23%. These margins will not improve unless the Company is either able to sell additional higher margin services or develop operating efficiencies.

Fiscal 2011 Compared to Fiscal 2010

The Company’s cost of revenues increased from $252 million in fiscal 2010 to $284 million in fiscal 2011, an increase of 12.5%, or $32 million. The increase in cost of revenues was due to the costs associated with the increase in demand for the Company’s TPA services, and to a lesser extent, the CareIQ services. These services operate at a lower margin than the Company’s other services. The increase in cost of revenues is primarily due to the 13% increase in revenues noted above.

General and Administrative Expense

During fiscals years 2010, 2011 and 2012, approximately 61%, 54%, and 56% respectively, of general and administrative costs (exclusive of the $9.0 million Louisiana legal settlement accrual in fiscal 2011, noted below) consisted of corporate systems costs, which include the corporate systems support, implementation and training, rules engine development, national information technology (IT) strategy and planning, depreciation of the hardware costs in the Company’s corporate offices and backup data center, the Company’s national wide area network, and other systems related costs. The Company includes all IT related costs managed by the corporate office in general and administrative whereas the field IT related costs are included in the cost of revenues. The remaining general and administrative costs consist of national marketing, national sales support, corporate legal, corporate insurance, human resources, accounting, product management, new business development, and other general corporate expenses.

Change in General and Administrative Expense

Fiscal 2012 Compared to Fiscal 2011

General and administrative expense decreased 14.8% from $59 million in fiscal 2011 to $50 million in fiscal 2012. In fiscal 2011, general and administrative expense included $9 million for the costs to settle litigation in Louisiana, as noted below, which the Company did not have in fiscal 2012. Excluding the costs of this litigation, general and administrative expense was flat between fiscal 2011 and fiscal 2012. Systems related costs increased from $25 million in fiscal 2011 to $28 million in fiscal 2012. All other general and administrative expense decreased from $25 million in fiscal 2011 to $22 million in fiscal 2012.

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

Fiscal 2011 Compared to Fiscal 2010

General and administrative expense increased 41% from $42 million in fiscal 2010 to $59 million in fiscal 2011. General and administrative expense increased as a percentage of revenue by 3.1% from 12.4% of revenue in fiscal 2010 to 15.5% of revenue in fiscal 2011 primarily due to the accrual of the $9 million legal settlement of litigation in Louisiana as noted below. Exclusive of this accrual, general and administrative expense would have been 12.4% and 13.2% of revenue in both fiscal 2010 and fiscal 2011, respectively, as the increase in general and administrative expense were commensurate with the growth in revenue. Exclusive of the Louisiana settlement accrual, general and administrative expense increased from $42 million in fiscal 2010 to $50 million in fiscal 2011. Part of the increase was also due to the settlement of the Roche litigation noted below. The Company’s systems expenses increased $1 million, from $24 million in fiscal 2010 to $25 million in fiscal 2011. Given the importance the Company places on its proprietary software and IT infrastructure, these costs will always be a significant portion of the Company’s general and administrative expense.

Income Tax Provision

Fiscal 2012 Compared to Fiscal 2011

The Company’s income tax expense for fiscal years 2011 and 2012 was $13 million and $17 million, respectively. The Company’s income tax expense in fiscal 2012 increased primarily due to the increase in pre-tax income from $37 million in fiscal 2011 to $43 million in fiscal 2012. The effective income tax rates for fiscal years 2011 and 2012 were 35% and 39% respectively. The increase in the effective income tax rate was primarily due to the recognition of a net benefit of $1,601,000 in fiscal 2011 due to the reduction in the FIN 48 liability originally recorded based upon review of the FIN 48 liability. The Company did not have any such adjustment in fiscal 2012. These rates differed from the statutory federal tax rate of 35% primarily due to state income taxes and certain non-deductible expenses

Fiscal 2011 Compared to Fiscal 2010

The Company’s income tax expense for fiscal years 2010 and 2011, was $17 million and $13 million, respectively. The Company’s income tax expense in fiscal 2011 decreased due to the decrease in pre-tax income from $43 million in fiscal 2010 to $37 million in fiscal 2011. The effective income tax rates for fiscal years 2010 and 2011 were 40% and 35%, respectively. The income tax provision rate in fiscal 2011 was lower due to the above noted FIN 48 adjustment in fiscal 2011. These rates differed from the statutory federal tax rate of 35% primarily due to state income taxes and certain non-deductible expenses.

Net Income

Fiscal 2012 Compared to Fiscal 2011

The Company’s net income for fiscal years 2011 and 2012 was $25 million and $27 million, respectively. The Company’s net income in fiscal 2012 increased due to the $9 million accrued in fiscal 2011 for the legal settlement of the Louisiana litigation and Roche litigation noted below offset by the increase in profits from the rest of the Company’s operations. The Company did not have a similar legal accrual in fiscal 2012.

Fiscal 2011 Compared to Fiscal 2010

The Company’s net income for fiscal years 2010 and 2011 was $26 million and $25 million, respectively. The Company’s net income in fiscal 2011 decreased due to the accrual of $9 million related to the settlement of litigation in Louisiana as noted below. Excluding this litigation, net income would have increased.

Earnings per Share

Fiscal 2012 Compared to Fiscal 2011

The Company’s diluted earnings per share for fiscal years 2011 and 2012 were $2.05 and $2.28, respectively. The Company’s earnings per share in fiscal 2012 increased due to the accrued legal settlement of the Louisiana litigation in fiscal 2011 noted below, and due to a reduction in shares outstanding because of the shares repurchased in the Company’s share repurchase program which reduced weighted shares.

Fiscal 2011 Compared to Fiscal 2010

The Company’s diluted earnings per share for fiscal years 2010 and 2011 were $2.06 and $2.05, respectively. The Company’s earnings per share in fiscal 2011 decreased due to the decrease in net income as noted above, offset by the decrease in diluted shares from 12.7 million to 12.0 million due to repurchases under the Company’s share repurchase program.

Liquidity and Capital Resources

Introduction

We manage our liquidity and financial position in the context of our overall business strategy. We continually forecast and manage our cash, investments, working capital balances and capital structure to meet the short- and long-term obligations of our businesses while seeking to maintain liquidity and financial flexibility. Cash flows generated from operating activities are principally from earnings before non-cash expenses. The risk of decreased operating cash flow from a decline in earnings is partially mitigated by the diversity of our services, geographies and customers; and our lack of any interest bearing debt for the past 20 years.

The Company has historically funded its operations and capital expenditures primarily from cash flow from operations, and to a lesser extent, stock option exercises. The Company’s net accounts receivables have averaged below 45 days of average sales for the past two fiscal years and were at a fiscal year record low at 43 days at March 31, 2012. Property, net of accumulated depreciation, has historically averaged approximately 12% or less of annual revenue. The Company’s historical profit margins and historical ratio of investments in assets used in the business has allowed the Company to generate sufficient cash flow to repurchase $271 million of its common stock during the past fifteen fiscal years, without incurring debt, on inception-to-date net earnings of $275 million. The Company repurchases shares during periods of excess liquidity which has occurred all 20 years the Company has been public. Should the Company have lower income or cash flows, it could reduce or eliminate the share repurchase program until earnings and cash flow improves. Working capital increased from $27 million to $36 million from March 31, 2011 to March 31, 2012.

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

As of March 31, 2012, the Company had $7 million in cash and cash equivalents, invested primarily in short-term, interest-bearing highly liquid investment-grade securities with maturities of 90 days or less.

In September 2011, the Company renewed a credit agreement that was in place throughout fiscal 2012. The line is with a financial institution to provide a revolving credit facility with borrowing capacity of up to $10 million. Borrowings under this agreement bear interest, at the Company’s option, at a fixed LIBOR-based rate plus 1.50% or at a fluctuating rate determined by the financial institution to be 1.50% above the daily one-month LIBOR rate. The loan covenants require the Company to maintain the current assets to liabilities ratio of at least 1.25:1, debt to tangible net worth not greater than 1.25:1 and have positive net income. There were no outstanding revolving loans at any time during fiscal 2012, but letters of credit in the aggregate amount of $8.0 million have been issued under a letter of credit sub-limit that does not reduce the amount of borrowings available under the revolving credit facility. The credit agreement expires in September 2012.

The Company believes that the cash balance at March 31, 2012 along with anticipated internally generated funds, and the credit facility would be sufficient to meet the Company’s expected cash requirements for at least the next twelve months.

Operating Cash Flows

Fiscal 2012 Compared to Fiscal 2011

Net cash provided by operating activities decreased from $45 million in fiscal 2011 to $36 million in fiscal 2012. The decrease in cash provided by operations was primarily due to a decrease in accrued liabilities by $8 million primarily due to the payment of $9 million towards the settlement of the Louisiana litigation note below. In fiscal 2011, this amount was accrued resulting in most of the increase in accrued liabilities.

Fiscal 2011 Compared to Fiscal 2010

Net cash provided by operating activities increased from $38 million in fiscal 2010 to $45 million in fiscal 2011. The increase in cash provided by operations was primarily due to an increase in accrued liabilities by $7 million for fiscal 2010 to $15 million for fiscal year 2011 primarily due to the accrual of the expected legal settlement of the Louisiana litigation noted below. Excluding the accrual of cost for this item, income in fiscal 2011 would have been greater than fiscal 2010.

Investing Activities

Fiscal 2012 Compared to Fiscal 2011

Net cash flow used in investing activities increased from $20 million in fiscal 2011 to $23 million in fiscal 2012. This increase in investing activity was primarily due to an increase in property additions from $19 million in fiscal 2011 to $23 million in fiscal 2012, primarily due to an increase in software development efforts. The Company expects future expenditures for property and equipment to increase if revenues increase.

Fiscal 2011 Compared to Fiscal 2010

Net cash flow used in investing activities increased from $12 million in fiscal 2010 to $20 million in fiscal 2011. This increase in investing activity was primarily due to an increase in capital additions from $12 million in fiscal 2010 to $19 million in fiscal 2011.

Financing Activities

Fiscal 2012 Compared to Fiscal 2011

Net cash flow used in financing activities decreased from $23 million in fiscal 2011 to $18 million in fiscal 2012. The decrease in cash flow used in financing activities was due to a decrease in the purchase of common stock under the Company’s share repurchase program. During fiscal 2011, the Company spent $31 million to repurchase 715,975 shares of its common stock (at an average price of $42.75 per share). During fiscal 2012, the Company spent $22 million to repurchase 461,938 shares of its common stock (at an average price of $46.85 per share). The change noted above was partially offset by a decrease in cash received from option proceeds and related income tax benefits. In fiscal year 2011, the Company realized $7 million in cash from the exercise of stock options and the related income tax benefits. In fiscal 2012, the Company realized $3 million from the exercise of stock options and the related income tax benefits.

If the Company continues to generate cash flow from operating activities, the Company may continue to repurchase shares of its common stock on the open market, if authorized by the Company’s Board of Directors, or seek to identify other businesses to acquire. In February 2012, the Board of Directors increased the number of shares authorized to be repurchased over the life of the stock repurchase program by an additional 1,000,000 shares to 16,000,000 shares. The Company has historically used cash provided by operating activities and from the exercise of stock options to repurchase stock. The Company expects that it may use some of the cash on the balance sheet at March 31, 2012 to repurchase additional shares of its common stock in the future.

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

Contractual Obligations

The following table set forth our contractual obligations at March 31, 2012, which are primarily future minimum lease payments due under non-cancelable operating leases:

		For the Fiscal Years Ended March 31:
	Total	Less than one year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating leases	$44,401,000	$12,606,000	$18,432,000	$10,925,000	$2,438,000
Uncertain tax positions	983,000	983,000	—	—	—
Software license	850,000	850,000	—	—	—

Total	$46,234,000	$14,439,000	$18,432,000	$10,925,000	$2,438,000

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

The Company must make significant management judgments and estimates in determining contractual and bad debt allowances in any accounting period. One significant uncertainty inherent in the Company’s analysis is whether its past experience will be indicative of future periods. Although the Company considers future projections when estimating contractual and bad debt allowances, the Company ultimately makes its decisions based on the best information available to it at that time. Adverse changes in general economic conditions or trends in reimbursement amounts for the Company’s services could affect the Company’s contractual and bad debt allowance estimates, collection of accounts receivable, cash flows, and results of operations. No one customer accounted for 10% or more of accounts receivable at March 31, 2011, and 2012.

Goodwill and Long-Lived Assets:    Goodwill arising from business combinations represents the excess of the purchase price over the estimated fair value of the net assets of the acquired business. Pursuant to ASC 350-10 through ASC 350-30, “Goodwill and Other Intangible Assets,” goodwill is tested annually for impairment or more frequently if circumstances indicate the potential for impairment. Also, management tests for impairment of its amortizable intangible assets and long-lived assets annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company’s impairment is conducted at a regional level. The measurement of fair value is based on an evaluation of market capitalization and is further tested using a multiple of earnings approach. In projecting the Company’s cash flows, management considers industry growth rates and trends and cost structure changes. Based on the Company’s tests and reviews, no impairment of its goodwill, intangible assets or other long-lived assets existed at March 31, 2012. However, future events or changes in current circumstances could affect the recoverability of the carrying value of goodwill and long-lived assets. Should an asset be deemed impaired, an impairment loss would be recognized to the extent the carrying value of the asset exceeded its estimated fair market value.

Accrual for Self-insurance Costs:    We accrue for the group medical costs and workers’ compensation costs of our employees based on claims filed and an estimate of claims incurred but not reported as of each balance sheet date. The Company determines its estimated self-insurance reserves based upon historical trends along with outstanding claims information provided by its claims paying agents. However, it is possible that recorded accruals may not be adequate to cover the future payment of claims. Adjustments, if any, to estimated accruals resulting from ultimate claim payments will be reflected in earnings during the periods in which such adjustments are determined. Our self-insured liabilities contain uncertainties because management is required to make assumptions and to apply judgment to estimate the ultimate cost to settle reported claims and claims incurred but not reported at the balance sheet date.

We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate our self-insured liabilities. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

Accounting for Income Taxes:    The Company records a tax provision for the anticipated tax consequences of the reported results of operations. The provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. The Company records a valuation allowance, if necessary, to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

The Company recognizes tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

Management believes it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, together with future reversals of existing taxable temporary differences, will be sufficient to fully recover the deferred tax assets. In the event that the Company determines all or part of the net deferred tax assets are not realizable in the future, the Company will make an adjustment to the valuation allowance that would be charged to earnings in the period such determination is made. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of GAAP and complex tax laws. Resolution of these uncertainties in a manner inconsistent with management’s expectations could have a material impact on the Company’s financial condition and operating results. The significant assumptions and estimates described above are important contributors to our ultimate effective tax rate in each year.

Legal and Other Contingencies:    As discussed in Part I, Item 3 of this Form 10-K under the heading “Legal Proceedings” and in Note I, “Contingencies and Legal Proceedings” in Notes to Consolidated Financial Statements, the Company is subject to various legal proceedings and claims that arise in the ordinary course of business. The Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. There is significant judgment required in both the probability determination and as to whether an exposure can be reasonably estimated. In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to loss contingencies. However, the outcome of legal proceedings and claims brought against the Company are subject to significant uncertainty. Therefore, although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against the Company in the same reporting period for amounts in excess of management’s expectations, the Company’s consolidated financial statements of a particular reporting period could be materially adversely affected.

Share-Based Compensation:    The Company accounts for share based compensation in accordance with the provisions of ASC Topic 718 “Compensation – Stock Compensation”. Under ASC 718, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). For the fiscal year ended March 31, 2012, the Company recorded share-based compensation expense of $2,276,000. Share-based compensation expense recognized in fiscal 2012 is based on awards ultimately expected to vest; therefore, it has been reduced for estimated forfeitures. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s term, and the Company’s expected annual dividend yield. The Company’s management believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in fiscal 2012. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

We do not believe there is a reasonable likelihood there will be a material change in the future estimates or assumptions we use to determine stock-based compensation expense. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to changes in stock-based compensation expense that could be material.

Software Development Costs:    Development costs incurred in the research and development of new software products and enhancements to existing software products for external use are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional external software development costs are capitalized and amortized on a straight-line basis over the estimated economic life of the related product, which is typically five years. We perform an annual review of the estimated economic life and the recoverability of such capitalized software costs. If a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, any remaining capitalized amounts are written off. Although we believe that our approach to estimates and judgments as described herein is reasonable, actual results could differ and we may be exposed to increases or decreases in revenue that could be material.

Recently Issued Accounting Standards

In September, 2011, the FASB issued ASU 2011-08, "Intangibles — Goodwill and Other (Topic 350), Testing Goodwill for Impairment." ASU 2011-08 simplifies how a company is required to test goodwill for impairment. Companies will now have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If after considering the totality of events and circumstances an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, performing the two-step impairment test is unnecessary. The amendment is effective for the Company beginning January 1, 2012, with early adoption permitted. The Company will adopt ASU 2011-08 during fiscal year ending March 31, 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of CorVel Corporation

We have audited the accompanying consolidated balance sheets of CorVel Corporation (the “Company”) as of March 31, 2011 and 2012, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years ended March 31, 2010, 2011 and 2012. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule for each of the years ended March 31, 2010, 2011, and 2012. We also have audited CorVel Corporation’s internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2011 and 2012, and the consolidated results of its operations and its cash flows for each of the years ended March 31, 2010, 2011, and 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule for each of the years ended March 31, 2010, 2011, and 2012, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ HASKELL & WHITE LLP

Irvine, California

June 8, 2012

CORVEL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Years Ended March 31,
	2010	2011	2012
Revenues	$337,968,000	$380,668,000	$412,668,000
Cost of revenues	252,429,000	284,098,000	318,826,000

Gross profit	85,539,000	96,570,000	93,842,000
General and administrative	42,056,000	59,167,000	50,405,000

Income before income taxes	43,483,000	37,403,000	43,437,000
Income tax provision	17,387,000	12,740,000	16,885,000

Net income	$26,096,000	$24,663,000	$26,552,000

Net income per share:
Basic	$2.09	$2.09	$2.31

Diluted	$2.06	$2.05	$2.28

Weighted average shares outstanding:
Basic	12,499,000	11,801,000	11,476,000
Diluted	12,672,000	12,029,000	11,627,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,
	2011	2012
ASSETS
Current Assets
Cash and cash equivalents	$12,269,000	$6,597,000
Customer deposits	5,279,000	5,816,000
Accounts receivable (less allowance for doubtful accounts of $2,588,000 at March 31, 2011 and $2,395,000 at March 31, 2012)	48,964,000	49,334,000
Prepaid expenses and taxes	6,417,000	12,263,000
Deferred income taxes, net	9,298,000	7,237,000

Total current assets	82,227,000	81,247,000
Property and equipment, net	38,500,000	47,364,000
Goodwill	36,769,000	36,814,000
Other intangible assets, net	6,729,000	6,146,000
Non-current deferred income taxes and other assets	—	311,000

	$164,225,000	$171,882,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts and taxes payable	$14,590,000	$12,773,000
Accrued liabilities	40,248,000	31,989,000

Total current liabilities, net	54,838,000	44,762,000
Deferred income taxes	9,748,000	16,738,000

Total liabilities	64,586,000	61,500,000

Commitments and contingencies (Notes F, H, I, J and M)
Stockholders’ Equity
Common stock, $.0001 par value: 60,000,000 shares authorized at March 31, 2011 and 120,000,000 million shares authorized at March 31, 2012; 26,122,084 shares issued (11,630,921 shares outstanding, net of Treasury shares) and 26,261,874 shares issued (11,308,773 shares outstanding, net of Treasury shares) at March 31, 2011 and March 31, 2012, respectively	3,000	3,000
Paid-in-capital	100,073,000	105,907,000
Treasury Stock, at cost (14,491,163 and 14,953,101 shares at March 31, 2011 and 2012, respectively)	(248,931,000)	(270,574,000)
Retained earnings	248,494,000	275,046,000

Total stockholders’ equity	99,639,000	110,382,000

	$164,225,000	$171,882,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Fiscal Years Ended March 31, 2010, 2011, and 2012

	Common Shares	Stock Amount	Paid-in- Capital	Treasury Shares	Treasury Stock	Retained Earnings	Total Shareholders’ Equity
Balance — March 31, 2009	25,600,022	$3,000	$84,321,000	(12,682,743)	$(185,762,000)	$197,735,000	$96,297,000
Stock issued under employee stock purchase plan	11,064	—	333,000	—	—	—	333,000
Stock issued under stock option plan, net of shares repurchased	190,604	—	2,732,000	—	—	—	2,732,000
Stock-based compensation expense	—	—	2,102,000	—	—	—	2,102,000
Income tax benefits from stock option exercises	—	—	729,000	—	—	—	729,000
Purchase of treasury stock	—	—	—	(1,092,445)	(32,561,000)	—	(32,561,000)
Net income	—	—	—	—	—	26,096,000	26,096,000

Balance — March 31, 2010	25,801,690	3,000	90,217,000	(13,775,188)	(218,323,000)	223,831,000	95,728,000

Stock issued under employee stock purchase plan	7,073	—	317,000	—	—	—	317,000
Stock issued under stock option plan, net of shares repurchased	313,321	—	4,728,000	—	—	—	4,728,000
Stock-based compensation expense	—	—	2,544,000	—	—	—	2,544,000
Income tax benefits from stock option exercises	—	—	2,267,000	—	—	—	2,267,000
Purchase of treasury stock	—	—	—	(715,975)	(30,608,000)	—	(30,608,000)
Net income	—	—	—	—	—	24,663,000	24,663,000

Balance — March 31, 2011	26,122,084	3,000	100,073,000	(14,491,163)	(248,931,000)	248,494,000	99,639,000

Stock issued under employee stock purchase plan	8,215	—	321,000	—	—	—	321,000
Stock issued under stock option plan, net of shares repurchased	131,575	—	2,241,000	—	—	—	2,241,000
Stock-based compensation expense	—	—	2,276,000	—	—	—	2,276,000
Income tax benefits from stock option exercises	—	—	996,000	—	—	—	996,000
Purchase of treasury stock	—	—	—	(461,938)	(21,643,000)	—	(21,643,000)
Net income	—	—	—	—	—	26,552,000	26,552,000

Balance — March 31, 2012	26,261,874	$3,000	$105,907,000	(14,953,101)	$(270,574,000)	$275,046,000	$110,382,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended March 31,
	2010	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$26,096,000	$24,663,000	$26,552,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,988,000	12,249,000	14,723,000
Loss on write down or disposal of property or capitalized software	53,000	153,000	210,000
Stock-based compensation expense	2,102,000	2,544,000	2,276,000
Provision for doubtful accounts	2,868,000	2,437,000	2,146,000
Provision for deferred income taxes	308,000	624,000	9,051,000
Changes in operating assets and liabilities:
Accounts receivable	(5,549,000)	(7,419,000)	(2,516,000)
Customer deposits	(227,000)	(3,588,000)	(537,000)
Prepaid expenses and taxes	(1,578,000)	4,000	(5,846,000)
Other assets	(245,000)	298,000	(311,000)
Accounts and taxes payable	(4,058,000)	85,000	(1,817,000)
Accrued liabilities	6,302,000	13,012,000	(8,259,000)

Net cash provided by operating activities	38,060,000	45,062,000	35,672,000

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of business, net of cash acquired	(600,000)	(1,235,000)	(45,000)
Purchases of property and equipment	(11,668,000)	(18,504,000)	(23,214,000)

Net cash used in investing activities	(12,268,000)	(19,739,000)	(23,259,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of employee stock purchase options	333,000	317,000	321,000
Exercise of common stock options	2,732,000	4,728,000	2,241,000
Tax benefits from stock options	729,000	2,267,000	996,000
Purchase of treasury stock	(32,561,000)	(30,608,000)	(21,643,000)

Net cash used in financing activities	(28,767,000)	(23,296,000)	(18,085,000)

Net increase (decrease) in cash and cash equivalents	(2,975,000)	2,027,000	(5,672,000)
Cash and cash equivalents at beginning of year	13,217,000	10,242,000	12,269,000

CASH AND CASH EQUIVALENTS AT END OF YEAR	$10,242,000	$12,269,000	$6,597,000

Supplemental cash flow information
Income taxes paid	$17,275,000	$13,740,000	$12,935,000
Accrual of legal settlement	$—	$11,100,000	$—
Accrual of software license purchase	$—	$1,700,000	$—
Acquisition earnout	$500,000	$—	$—

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended March 31, 2010, 2011 and 2012

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

The Company evaluated all subsequent events or transactions. During the period subsequent to March 31, 2012, the Company repurchased 68,117 shares for $2.8 million or an average of $41.71 per share. These shares were repurchased under the Company’s ongoing share repurchase program described in Note G.

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

The carrying amount of the Company’s financial instruments (i.e. cash, accounts receivable, accounts payable, etc.) are all Level 1 and approximate their fair values at March 31, 2011 and 2012. The Company has no Level 2 or Level 3 assets.

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

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the services the Company provides. When a sale combines multiple elements, the Company accounts for multiple element arrangements in accordance with the guidance included in ASC 605-25.

In accordance with ASC 605-25, the Company allocates revenue for transactions or collaborations that include multiple elements to each unit of accounting based on its relative fair value, and recognizes revenue for each unit of accounting when the revenue recognition criteria have been met. The price charged when the element is sold separately generally determines fair value. When our customers purchase several products from CorVel, the pricing of the products sold is generally the same as if the product were sold on an individual basis. As a result, the fair value of each product sold in a multiple element arrangement is almost always determinable. In the absence of fair value of a delivered element, the Company would allocate revenue first to the fair value of the undelivered elements and the residual revenue to the delivered elements. The Company recognizes revenue for delivered elements when the delivered elements have standalone value and the Company has objective and reliable evidence of fair value for each undelivered element. If the fair value of any undelivered element included in a multiple element arrangement cannot be objectively determined, revenue is deferred until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements. Based upon the nature of the Company’s products, bundled products are generally delivered in the same accounting period. The Company recognizes revenue for claims administration services over the life of the contract with its customers. The Company estimates, based upon prior experience in managing claims, the deferral amount from when the claim is received to when the customer contract expires.

Accounts Receivable:    The majority of the Company’s accounts receivable are due from companies in the property and casualty insurance industries, self-insured employers and governmental entities. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are generally due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable, along with sales adjustments, to cost of revenues when they become uncollectible. Accounts receivable includes $4,676,000 and $5,775,000 of unbilled receivables at March 31, 2011 and 2012, respectively. Unbilled receivables represent the revenue for the work performed which has not yet been invoiced to the customer. Unbilled receivables are generally invoiced within the following month.

Concentrations of Credit Risk:    Substantially all of the Company’s customers are payors of workers’ compensation expense and property and casualty insurance, which include insurance companies, third party administrators, self-insured employers and government entities. Receivables are generally due within 30 days. Credit losses relating to customers in the workers’ compensation insurance industry consistently have been within management’s expectations. Virtually all of the Company’s cash is invested at financial institutions in amounts which exceed the FDIC insurance levels. No customer accounted for 10% or more of revenue for either fiscal 2010, 2011, or 2012. No customer accounted for 10% or more of accounts receivable at either March 31, 2011 or 2012.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment:    Additions to property and equipment are recorded at cost. The Company provides for depreciation on property and equipment using the straight-line method by charges to operations in amounts that allocate the cost of depreciable assets over their estimated lives as follows:

Asset Classification	Estimated Useful Life
Leasehold Improvements	The shorter of five years or the life of lease
Furniture and Equipment	Five to seven years
Computer Hardware	Three to five years
Computer Software Mobile Computing Devices	Three to five years One year

The Company capitalizes software development costs intended for internal use. The Company accounts for internally developed software costs in accordance with ASC 350-40, “Internal — Use Software”. Capitalized software development costs, intended for internal use, totaled $10,890,000 (net of $37,345,000 in accumulated amortization) and $16,598,000 (net of $41,647,000 in accumulated amortization), as of March 31, 2011 and 2012, respectively. These costs are included in computer software in property and equipment and are amortized over a period of five years.

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

Goodwill and Long-Lived Assets:    Goodwill arising from business combinations represents the excess of the purchase price over the estimated fair value of the net assets of the acquired business. Pursuant to ASC 350-10 through ASC 350-30, “Goodwill and Other Intangible Assets,” goodwill is tested annually for impairment or more frequently if circumstances indicate the potential for impairment. Also, management tests for impairment of its amortizable intangible assets and long-lived assets annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company’s impairment is conducted at a regional level. The measurement of fair value is based on an evaluation using a multiple of earnings approach. In projecting the Company’s cash flows, management considers industry growth rates and trends and cost structure changes. Based on the Company’s tests and reviews, no impairment of its goodwill, intangible assets or other long-lived assets existed at March 31, 2012. However, future events or changes in current circumstances could affect the recoverability of the carrying value of goodwill and long-lived assets. Should an asset be deemed impaired, an impairment loss would be recognized to the extent the carrying value of the asset exceeded its estimated fair value. Goodwill amounted to $36,769,000 (net of accumulated amortization of $2,069,000) at March 31, 2011 and $36,814,000 (net of accumulated amortization of $2,069,000) at March 31, 2012.

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

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Share-Based Compensation:    The Company accounts for share based compensation in accordance with the provisions of ASC Topic 718 “Compensation – Stock Compensation”. Under ASC 718, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). For the fiscal years ended March 31, 2010, 2011, and 2012, the Company recorded share-based compensation expense of $2,102,000, $2,544,000, and $2,276,000, respectively. Share-based compensation expense is based on awards ultimately expected to vest; therefore, it has been reduced for estimated forfeitures. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

The difference between the basic shares and the diluted shares for each of the three fiscal years ended March 31, 2010, 2011, and 2012 is as follows:

	Fiscal 2010	Fiscal 2011	Fiscal 2012
Basic weighted shares	12,499,000	11,801,000	11,476,000
Treasury stock impact of stock options	173,000	228,000	151,000

Diluted weighted shares	12,672,000	12,029,000	11,627,000

Recently Issued Accounting Standards

In September, 2011, the FASB issued ASU 2011-08, “Intangibles — Goodwill and Other (Topic 350), Testing Goodwill for Impairment.” ASU 2011-08 simplifies how a company is required to test goodwill for impairment. Companies will now have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If after considering the totality of events and circumstances an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, performing the two-step impairment test is unnecessary. The amendment was effective for the Company beginning January 1, 2012, with early adoption permitted. The Company will adopt ASU 2011-08 during fiscal year ending March 31, 2013.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note B — Stock Options and Stock-Based Compensation

Under the Company’s Restated Omnibus Incentive Plan (Formerly The Restated 1988 Executive Stock Option Plan) (“the Plan”) as in effect at March 31, 2012, options for up to 9,682,500 shares of the Company’s common stock may be granted over the life of the Plan to key employees, non-employee directors and consultants at exercise prices not less than the fair market value of the stock at the date of grant. Options granted under the Plan are non-statutory stock options and generally vest 25% one year from date of grant and the remaining 75% vesting ratably each month for the next 36 months. The options granted to employees and the board of directors expires at the end of five years and ten years from date of grant, respectively.

All options granted in the three fiscal years ended March 31, 2010, 2011, and 2012 were granted at fair value and are non-statutory stock options. Summarized information for all stock options for the past three fiscal year follows:

	Fiscal 2010	Fiscal 2011	Fiscal 2012
Options outstanding — beginning of the year	1,115,171	1,065,403	813,662
Options granted	181,550	207,325	149,075
Options exercised	(200,517)	(371,057)	(173,064)
Options cancelled/forfeited	(30,801)	(88,009)	(38,650)

Options outstanding — end of year	1,065,403	813,662	751,023

During the year, weighted average exercise price of:
Options granted	$27.98	$42.40	$50.43
Options exercised	$15.04	$20.16	$25.00
Options forfeited	$21.79	$17.53	$34.09
At the end of the year
Price range of outstanding options	$11.00-$47.70	$11.00-$47.70	$15.50-$52.76
Weighted average exercise price per share	$22.57	$29.26	$34.19
Options available for future grants	845,726	726,410	616,026
Exercisable options	448,257	374,141	388,154

For the fiscal years ended March 31, 2010, 2011 and 2012, the Company recorded share-based compensation expense of $2,102,000, $2,544,000, and $2,276,000, respectively. The table below shows the amounts recognized in the financial statements for the fiscal years ended March 31, 2010, 2011 and 2012.

	Fiscal 2010	Fiscal 2011	Fiscal 2012
Cost of revenue	$545,000	$608,000	$484,000
General and administrative	1,557,000	1,936,000	1,792,000

Total cost of stock-based compensation included in income before income tax	2,102,000	2,544,000	2,276,000
Amount of income tax benefit recognized	841,000	986,000	897,000

Amount charged to net income	$1,261,000	$1,558,000	$1,379,000

Effect on basic earnings per share	$0.10	$0.13	$0.12

Effect on diluted earnings per share	$0.10	$0.13	$0.12

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Included in the above-noted stock option grants and stock compensation expense are performance based stock options whereas vesting occurs only upon the Company achieving certain revenue or earnings per shares targets as determined by the Company’s board of directors. The options were valued in the same manner as the time vesting options. However, the Company only recognizes stock compensation to the extent that the targets are determined to be achieved which allow the options to vest. During fiscal years ended March 31, 2010, 2011 and 2012, the Company recognized stock compensation expense in the amount of $553,000, $1,144,000, and $1,002,000, respectively.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model with the assumptions included in the table below. The Company uses historical data among other factors to estimate the expected volatility, the expected option life, and the expected forfeiture rate. The risk-free rate is based on the interest rate paid on a U.S. Treasury issue with a term similar to the estimated life of the option. During fiscal 2012, based upon the historical experience of option cancellations, the Company used estimated forfeiture rates ranging from 9.0% to 11.7%. Forfeiture rates will be adjusted over the requisite service period when actual forfeitures differ, or are expected to differ, from the estimate.

The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for fiscal years ended March 31, 2010, 2011 and 2012:

	Fiscal 2010	Fiscal 2011	Fiscal 2012
Expected volatility	46% to 47%	46% to 47%	46% to 47%
Risk free interest rate	2.0% to 2.7%	1.5% to 2.2%	0.7% to 1.9%
Dividend yield	0.0%	0.0%	0.0%
Weighted average option life	4.8 to 5.0 years	4.8 to 5.0 years	4.6 to 5.0 years

The following table summarizes the status of stock options outstanding and exercisable at March 31, 2012:

Range of Exercise Prices	Number of Outstanding Options	Weighted Average Remaining Contractual Life	Outstanding Options – Weighted Average Exercise Price	Exercisable Options – Number of Exercisable Options	Exercisable Options – Weighted Average Exercise Price
$15.55 to $25.30	185,478	2.11	$20.04	169,118	$20.00
$25.31 to $30.00	193,873	2.87	28.03	139,165	28.11
$30.01 to $46.00	157,447	3.92	37.92	59,624	35.68
$46.01 to $52.76	214,225	3.61	49.27	20,247	46.20

Total	751,023	3.11	$34.19	388,154	$26.68

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status for all outstanding options at March 31, 2012, and changes during the fiscal year then ended is presented in the table below:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value as of March 31, 2012
Options outstanding, March 31, 2011	813,662	$29.26
Granted	149,075	50.43
Exercised	(173,064)	25.00
Cancelled — forfeited	(26,314)	38.75
Cancelled — expired	(12,336)	24.39

Options outstanding, March 31, 2012	751,023	$34.19	3.11	$6,451,086

Options vested and expected to vest	672,434	$32.66	3.03	$6,366,523

Ending exercisable	388,154	$26.68	2.49	$5,270,023

The weighted average fair value of options granted during fiscal 2010, 2011, and 2012 was $12.07, $17.41, and $20.68, respectively. The total intrinsic value of options exercised during fiscal years 2010, 2011, and 2012 were $2,855,000, $9,173,000, and $4,148,000 respectively.

The Company received $2,732,000, $4,728,000, and $2,241,000 of cash receipts from the exercise of stock options during fiscal 2010, 2011, and 2012, respectively. Vested options at March 31, 2012 were 388,154. Unvested options at March 31, 2012 were 362,869. As of March 31, 2012, $2,433,000 of total unrecognized compensation costs related to stock options is expected to be recognized over a weighted average period of 3.2 years.

Note C — Property and Equipment

Property and equipment, net consisted of the following at March 31, 2011 and 2012:

	2011	2012
Computer software	$59,553,000	$71,108,000
Office equipment and computers	57,214,000	62,366,000
Leasehold improvements	4,544,000	4,987,000

	121,311,000	138,461,000
Less: accumulated depreciation and amortization	(82,811,000)	(91,097,000)

	$38,500,000	$47,364,000

Note D — Accounts and Taxes Payable and Accrued Liabilities

Accounts and income taxes payable consisted of the following at March 31, 2011 and 2012:

	2011	2012
Accounts payable	$12,410,000	$11,614,000
Income taxes payable	2,180,000	1,159,000

	$14,598,000	$12,773,000

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued liabilities consisted of the following at March 31, 2011 and 2012:

	2011	2012
Payroll, payroll taxes and employee benefits	$12,608,000	$13,575,000
Accrued professional service fees	9,039,000	9,473,000
Self-insurance accruals	2,988,000	3,370,000
Deferred revenue	2,591,000	2,779,000
Accrued rent	1,450,000	2,024,000
Accrued legal settlements	11,100,000	408,000
Other	472,000	360,000

	$40,248,000	$31,989,000

Note E — Income Taxes

The income tax provision consisted of the following for the three fiscal years ended March 31, 2010, 2011 and 2012:

	2010	2011	2012
Current — Federal	$14,333,000	$8,888,000	$5,896,000
Current — State	2,746,000	3,228,000	1,938,000

Subtotal	17,079,000	12,116,000	7,834,000

Deferred — Federal	750,000	1,136,000	8,104,000
Deferred — State	(442,000)	(512,000)	947,000

Subtotal	308,000	624,000	9,051,000

	$17,387,000	$12,740,000	$16,885,000

The following is a reconciliation of the income tax provision from the statutory federal income tax rate to the effective rate for the three fiscal years ended March 31, 2010, 2011 and 2012:

	2010	2011	2012
Income taxes at federal statutory rate (35%)	$15,219,000	$13,091,000	$15,203,000
State income taxes, net of federal benefit	1,826,000	1,772,000	1,615,000
FIN 48 benefit	—	(1,649,000)	26,000
Other	342,000	(474,000)	41,000

	$17,387,000	$12,740,000	$16,885,000

Income taxes paid totaled $17,275,000, $13,740,000, and $12,935,000 for the fiscal years ended March 31, 2010, 2011, and 2012, respectively.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets and liabilities at March 31, 2011 and 2012 are:

	2011	2012
Deferred income tax assets:
Accrued liabilities not currently deductible	$8,825,000	$5,123,000
Allowance for doubtful accounts	1,029,000	958,000
FIN 48 income tax benefits	653,000	—
Stock-based compensation	1,344,000	1,605,000
Other	903,000	1,760,000

Deferred assets	12,754,000	9,446,000

Deferred income tax liabilities:
Excess of book over tax basis of fixed assets	(8,828,000)	(14,220,000)
Intangible assets	(3,800,000)	(4,256,000)
Other	(576,000)	(471,000)

Deferred liabilities	(13,204,000)	(18,947,000)

Net deferred tax asset/(liability)	$(450,000)	$(9,501,000)

Prepaid expenses and taxes include $2,847,000 and $7,909,000 at March 31, 2011 and 2012, respectively, for income taxes due in the first quarter of the succeeding fiscal year.

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

Balance as of March 31, 2011	$1,608,000
Additions based on tax positions related to the current year	146,000
Additions for tax positions of prior years	117,000
Reductions for tax positions of prior years	(888,000)

Balance as of March 31, 2012	$983,000

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. During the fiscal years ended March 31, 2010, 2011 and 2012, the Company recognized approximately $96,000, ($1,270,000) and ($396,000) in interest and penalties, respectively. As of March 31, 2010, 2011 and 2012, accrued interest and penalties related to uncertain tax positions were $1,843,000, $572,000 and $176,000, respectively.

The Company believes there will be a material reduction in its unrecognized tax benefits within the next 12 months due to settlements with various tax jurisdictions.

The tax fiscal years 2008-2011 remain open to examination by the major taxing jurisdictions to which the Company is subject.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note F — Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (“ESPP”) which allows employees of the Company and its subsidiaries to purchase shares of common stock on the last day of two six-month purchase periods (i.e. March 31 and September 30) at a purchase price which is 95% of the closing sale price of shares as quoted on NASDAQ on the last day of such purchase period. Employees are allowed to contribute up to 20% of their gross pay. A maximum of 1,425,000 shares has been authorized for issuance under the ESPP, as amended. As of March 31, 2012, 1,202,229 had been issued pursuant to the ESPP. Summarized ESPP information is as follows:

	2010	2011	2012
Employee contributions	$333,000	$317,000	$321,000
Shares acquired	11,064	7,073	8,215
Average purchase price	$30.12	$44.83	$39.07

Note G — Treasury Stock

During each of the three fiscal years in the period ended March 31, 2012, the Company continued to repurchase shares of its common stock under a plan originally approved by the Company’s Board of Directors in 1996. Including a 1,000,000 share expansion authorized in February 2012, the total number of shares authorized to be repurchased over the life of the plan is 16,000,000 shares. Purchases may be made from time to time depending on market conditions and other relevant factors. The share repurchases for fiscal years ended March 31, 2010, 2011 and 2012 and cumulatively since inception of the authorization are as follows:

	2010	2011	2012	Cumulative
Shares repurchased	1,092,445	715,975	461,938	14,953,101
Cost	$32,561,000	$30,608,000	$21,643,000	$270,574,000
Average price	$29.80	$42.75	$46.85	$18.09

During the period subsequent to March 31, 2012, the Company repurchased 68,117 shares for $2.8 million or an average price of $41.71 per share. The repurchased shares were recorded as treasury stock, at cost, and are available for general corporate purposes. The repurchases were primarily financed from cash generated from operations and from the cash proceeds from the exercise of stock options.

Note H — Commitments

The Company leases office facilities under non-cancelable operating leases. Some of these leases contain escalation clauses. Future minimum rental commitments under operating leases at March 31, 2012 are $12,606,000 in fiscal 2013, $9,766,000 in fiscal 2014, $8,666,000 in fiscal 2015, $6,825,000 in fiscal 2016, $4,100,000 in fiscal 2017, $2,439,000 thereafter, and $44,402,000 in the aggregate. Total rental expense of $15,114,000, $14,620,000, and $14,949,000 was charged to operations for the years ended March 31, 2010, 2011, and 2012, respectively.

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

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company is involved in other litigation arising in the normal course of business. Management believes that resolution of these matters will not result in any payment that, in the aggregate, would be material to the financial position or results of the operations of the Company.

Note J — Retirement Savings Plan

The Company maintains a retirement savings plan for its employees, which is a qualified plan under Section 401(k) of the Internal Revenue Code. Full-time employees that meet certain requirements are eligible to participate in the plan. Employer contributions are made annually, primarily at the discretion of the Company’s Board of Directors. Contributions of $221,000, $273,000 and $347,000, were charged to operations for the fiscal years ended March 31, 2010, 2011, and 2012, respectively.

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

Note L — Acquisition

In November 2010, the Company’s wholly owned subsidiary, CorVel Enterprise Comp, Inc., acquired 100% of the stock of Safety Risk Services, LLC (“SRS”) for $1.3 million in cash. There are no contingent purchase obligations. SRS is a third-party administrator headquartered in the state of Mississippi. The acquisition is expected to allow the Company to expand its service capabilities as a third-party administrator and provide claims processing services along with patient management services and network solutions services to an increased customer base. The results of SRS have been included in the Company’s results from the date of the acquisition through March 31, 2012. For the fiscal year ended March 31, 2011 and 2012, the results of the acquired business increased the Company’s revenues by an immaterial amount, approximately 1/10 of 1% and 3/10 of 1%, respectively. The acquisition was also immaterial relative to the Company’s net income, total assets, and shareholders’ equity.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note M — Line of Credit

In September 2011, the Company renewed a credit agreement that had been in place throughout fiscal 2012. The line is with a financial institution to provide a revolving credit facility with borrowing capacity of up to $10 million. Borrowings under this agreement bear interest, at the Company’s option, at a fixed LIBOR-based rate plus 1.50% or at a fluctuating rate determined by the financial institution to be 1.50% above the daily one-month LIBOR rate. The loan covenants require the Company to maintain the current assets to liabilities ratio of at least 1.25:1, debt to tangible net worth not greater than 1.25:1 and have positive net income. There were no outstanding revolving loans at any time during fiscal 2012 or as of the date hereof, but letters of credit in the aggregate amount of $8.0 million have been issued separate from the line of credit and therefore do not reduce the amount of borrowings available under the revolving credit facility. The renewed credit agreement expires in September 2012.

Note N — Quarterly Results (Unaudited)

The following is a summary of unaudited quarterly results of operations for each of the quarters in the two fiscal years ended March 31, 2011 and 2012:

	Revenues	Gross Profit	Net Income	Net Income per Basic Common Share	Net Income per Diluted Common Share
Fiscal Year Ended March 31, 2011:
First Quarter	$91,503,000	$23,803,000	$7,760,000	$0.65	$0.64
Second Quarter	93,392,000	23,239,000	7,533,000	0.64	0.62
Third Quarter	95,282,000	23,821,000	6,724,000	0.57	0.56
Fourth Quarter	100,491,000	25,707,000	2,646,000	0.23	0.22
Fiscal Year Ended March 31, 2012:
First Quarter	$102,307,000	$25,544,000	$8,198,000	$0.71	$0.70
Second Quarter	104,552,000	25,612,000	7,881,000	0.68	0.68
Third Quarter	101,382,000	21,226,000	5,400,000	0.47	0.47
Fourth Quarter	104,427,000	21,460,000	5,073,000	0.45	0.44

Note O — Segment Reporting

The Company derives the majority of its revenues from providing patient management and network solutions services to payors of workers’ compensation benefits, automobile insurance claims and health insurance benefits. Patient management services include claims administration, utilization review, medical case management, and vocational rehabilitation. Network solutions revenues include fee schedule auditing, hospital bill auditing, coordination of independent medical examinations, diagnostic imaging review services and preferred provider referral services. The percentages of revenues attributable to patient management and network solutions services for the fiscal years ended March 31, 2010, 2011, and 2012 are listed below.

	2010	2011	2012
Patient management services	44.7%	47.0%	49.3%
Network solutions services	55.3%	53.0%	50.7%

	100.0%	100.0%	100.0%

The Company’s management is structured geographically with regional vice-presidents who report to the Executive Vice-President of the Company who reports to the President of the Company. Each of these regional

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

vice-presidents is responsible for all services provided by the Company in his or her particular region and responsible for the operating results of the Company in multiple states. These regional vice presidents have area and district managers who are also responsible for all services provided by the Company in their given area and district.

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

Note P — Other Intangible Assets

Other intangible assets consist of the following at March 31, 2011:

Item	Life	Cost	Fiscal 2011 Amortization Expense	Accumulated Amortization at March 31, 2011	Cost, Net of Accumulated Amortization at March 31, 2011
Covenant Not to Compete	5 years	$775,000	$147,000	$515,000	$260,000
Customer relationships	18-20 years	7,922,000	410,000	1,607,000	6,315,000
TPA Licenses	15 years	204,000	14,000	50,000	154,000

Total		$8,901,000	$571,000	$2,172,000	$6,729,000

Other intangible assets consist of the following at March 31, 2012:

Item	Life	Cost	Fiscal 2012 Amortization Expense	Accumulated Amortization at March 31, 2012	Cost, Net of Accumulated Amortization at March 31, 2012
Covenant Not to Compete	5 years	$775,000	$147,000	$661,000	$114,000
Customer Relationships	18-20 years	7,922,000	423,000	2,031,000	5,891,000
TPA Licenses	15 years	204,000	14,000	63,000	141,000

Total		$8,901,000	$584,000	$2,755,000	$6,146,000

Amortization expense for the next five fiscal years is expected to be $542,000 in fiscal 2013, $451,000 in fiscal 2014, $437,000 in fiscal 2015, $437,000 in fiscal 2016, $437,000 in fiscal 2017, and $3,827,000 thereafter.

EXHIBIT INDEX

Exhibit No.	Title	Method of Filing
3.1	Amended and Restated Certificate of Incorporation of the Company	Incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on August 10, 2011.
3.2	Amended and Restated Bylaws of the Company	Incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 filed on August 14, 2006.
3.3	Certificate of Designation Increasing the Number of Shares of Series A Junior Participating Preferred Stock	Incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed on November 24, 2008.
4.1	Second Amended and Restated Preferred Shares Rights Agreement, dated as of November 17, 2008, by and between CorVel Corporation and Computershare Trust Company, N.A., including the original Certificate of Designation, the Certificate of Designation Increasing the Number of Shares, the form of Right Certificate (as amended) and the Summary of Rights (as amended) attached thereto as Exhibits A-1, A-2, A-3, B and C, respectively	Incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K filed on November 24, 2008.
10.1*	Nonqualified Stock Option Agreement between V. Gordon Clemons, the Company and North Star together with all amendments and addendums thereto	Incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 Registration No. 33-40629 initially filed on May 16, 1991.
10.2*	Supplementary Agreement between V. Gordon Clemons, the Company and North Star	Incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 Registration No. 33-40629 initially filed on May 16, 1991.
10.3*	Amendment to Supplementary Agreement between Mr. Clemons, the Company and North Star	Incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1992 filed on June 29, 1992.
10.4*	Restated Omnibus Incentive Plan (Formerly The Restated 1988 Executive Stock Option Plan)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 10, 2011.
10.5*	Forms of Notice of Grant of Stock Option, Stock Option Agreement and Notice of Exercise Under the Restated Omnibus Incentive Plan (Formerly The Restated 1988 Executive Stock Option)	Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 filed on November 9, 2006, Exhibits 10.7, 10.8 and 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994 filed on June 29, 1994, Exhibits 99.2, 99.3, 99.4, 99.5, 99.6, 99.7 and 99.8 to the Company’s Registration Statement on Form S-8 (File No. 333-94440) filed on July 10, 1995, and Exhibits 99.3 and 99.5 to the Company’s Registration Statement on Form S-8 (File No. 333-58455) filed on July 2, 1998.

Exhibit No.	Title	Method of Filing
10.6*	Employment Agreement of V. Gordon Clemons	Incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 Registration No. 33-40629 initially filed on May 16, 1991.
10.7*	Restated 1991 Employee Stock Purchase Plan, as amended	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on August 12, 2010.
10.8	Fidelity Master Plan for Savings and Investment, and amendments	Incorporated herein by reference to Exhibits 10.16 and 10.16A to the Company’s Registration Statement on Form S-1 Registration No. 33-40629 initially filed on May 16, 1991.
10.9	Second Amended and Restated Preferred Shares Rights Agreement, dated as of November 17, 2008, by and between CorVel Corporation and Computershare Trust Company, N.A., including the original Certificate of Designation, the Certificate of Designation Increasing the Number of Shares, the form of Rights Certificate (as amended) and the Summary of Rights (as amended) attached thereto as Exhibits A-1, A-2, A-3, B and C, respectively	Incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K filed on November 24, 2008.
10.10*	Employment Agreement effective May 26, 2006 by and between CorVel Corporation and Dan Starck	Incorporated herein by reference to Exhibit 10.1 in the Company’s Form 8-K filed on May 30, 2006.
10.11*	Stock Option Agreement and Acceleration Addendum dated May 26, 2006 by and between CorVel Corporation and Dan Starck, providing for time vesting	Incorporated herein by reference to Exhibit 10.2 in the Company’s Form 8-K filed on May 30, 2006.
10.12†*	Stock Option Agreement and Acceleration Addendum dated May 26, 2006 by and between CorVel Corporation and Dan Starck, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 30, 2006.
10.13†*	Stock Option Agreement dated May 26, 2006 by and between CorVel Corporation and Scott McCloud, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 2, 2006.
10.14*†	Stock Option Agreement dated May 26, 2006 by and between CorVel Corporation and Don McFarlane, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K/A filed on July 6, 2007.
10.15	Credit Agreement dated May 28, 2009 by and between CorVel Corporation and Wells Fargo Bank, National Association.	Incorporated herein by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed on June 4, 2009.
10.16	Revolving Line of Credit Note dated May 28, 2009 by CorVel Corporation in favor of Wells Fargo Bank, National Association.	Incorporated herein by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed on June 4, 2009.
10.17	Form of Partial Waiver of Automatic Option Grant executed by Directors	Incorporated herein by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 filed on November 8, 2007.
10.18*†	Stock Option Agreement and Acceleration Addendum dated February 4, 2008 by and between CorVel Corporation and Dan Starck, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008 filed on June 16, 2008.

Exhibit No.	Title	Method of Filing
10.19*†	Stock Option Agreement dated February 4, 2008 by and between CorVel Corporation and Scott McCloud, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008 filed on June 16, 2008.
10.20*†	Stock Option Agreement dated February 4, 2008 by and between CorVel Corporation and Don McFarlane, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008 filed on June 16, 2008.
10.21	Partial Waiver of Automatic Option Grant by Jean Macino dated February 8, 2008	Incorporated herein by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008 filed on June 16, 2008.
10.22*†	Stock Option Agreement dated February 24, 2009 by and between CorVel Corporation and Daniel J. Starck, providing for performance vesting	Refiled herewith.
10.23*†	Stock Option Agreement dated February 24, 2009 by and between CorVel Corporation and Scott R. McCloud, providing for performance vesting	Refiled herewith.
10.24*†	Stock Option Agreement dated February 24, 2009 by and between CorVel Corporation and Donald C. McFarlane, providing for performance vesting	Refiled herewith.
10.25*†	Stock Option Agreement dated February 5, 2009 by and between CorVel Corporation and Diane J. Blaha, providing for performance vesting	Incorporated herein by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009 filed on June 12, 2009.
10.26*†	Stock Option Agreement dated February 24, 2009 by and between CorVel Corporation and Diane J. Blaha, providing for performance vesting	Refiled herewith.
10.27	Summary of Terms of Oral Agreement to Repurchase Shares of Common Stock held by V. Gordon Clemons.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009 filed on February 5, 2010.
10.28*†	Stock Option Agreement granted November 2, 2009 by and between CorVel Corporation and Daniel J. Starck, providing for performance vesting.	Refiled herewith.
10.29*†	Stock Option Agreement granted November 2, 2009 by and between CorVel Corporation and Scott R. McCloud, providing for performance vesting.	Refiled herewith.
10.30*†	Stock Option Agreement granted November 2, 2009 by and between CorVel Corporation and Donald C. McFarlane, providing for performance vesting	Refiled herewith.
10.31*†	Stock Option Agreement granted November 2, 2009 by and between CorVel Corporation and Diane J. Blaha, providing for performance vesting.	Refiled herewith.

Exhibit No.	Title	Method of Filing
10.32	First Amendment to Credit Agreement dated June 2, 2010 by and between CorVel Corporation and Wells Fargo Bank, National Association.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 7, 2010.
10.33	Revolving Line of Credit Note dated June 2, 2010 by CorVel Corporation in favor of Wells Fargo Bank, National Association.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 7, 2010.
10.34	Settlement Agreement and General Release between Corvel Corporation and Kathleen Roche, D.C., individually and on behalf of others similarly situated, dated October 29, 2010.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010 filed on November 8, 2010.
10.35	Summary of Terms of Oral Agreement to Repurchase Shares of Common Stock held by Corstar Holdings, Inc.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010 filed on November 8, 2010.
10.36*†	Stock Option Agreement dated December 6, 2010 by and between CorVel Corporation and Daniel J. Starck, providing performance vesting.	Refiled herewith.
10.37*†	Stock Option Agreement dated December 6, 2010 by and between CorVel Corporation and Scott R. McCloud, providing performance vesting.	Refiled herewith.
10.38*†	Stock Option Agreement dated December 6, 2010 by and between CorVel Corporation and Donald C. McFarlane, providing performance vesting.	Refiled herewith.
10.39*†	Stock Option Agreement dated December 6, 2010 by and between CorVel Corporation and Diane Blaha, providing performance vesting.	Refiled herewith.
10.40	Settlement Agreement dated June 23, 2011 by and among CorVel Corporation and counsel for class representatives, George Raymond Williams, M.D., Orthopaedic Surgery, A Profession Medical, L.L.C. and Southwest Louisiana Hospital Association d/b/a Lake Charles Memorial Hospital, and all other class members.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 filed on August 5, 2011.
10.41	Second Amendment to Credit Agreement dated September 1, 2011 by and between CorVel Corporation and Wells Fargo Bank, National Association.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 31, 2011.
10.42	Revolving Line of Credit Note dated September 1, 2011 by CorVel Corporation in favor of Wells Fargo Bank, National Association.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 31, 2011.
10.43*†	Stock option agreement dated November 3, 2011, by and between CorVel Corporation and Daniel J. Starck, providing performance vesting.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2011 filed on February 6, 2012.

Exhibit No.	Title	Method of Filing
10.44*†	Stock option agreement dated November 3, 2011, by and between CorVel Corporation and Scott R. McCloud, providing performance vesting.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2011 filed on February 6, 2012.
10.45*†	Stock option agreement dated November 3, 2011, by and between CorVel Corporation and Donald C. McFarlane, providing performance vesting.	Incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2011 filed on February 6, 2012.
10.46*†	Stock option agreement dated November 3, 2011, by and between CorVel Corporation and Diane Blaha, providing performance vesting.	Incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2011 filed on February 6, 2012.
10.47*†	Stock option agreement dated November 3, 2011, by and between CorVel Corporation and V. Gordon Clemons, Jr., providing performance vesting.	Incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2011 filed on February 6, 2012
10.48	Stock option agreement dated February 24, 2009, by and between CorVel Corporation and V. Gordon Clemons, Jr., providing performance vesting.	Filed herewith.
10.49	Stock option agreement dated November 2, 2009, by and between CorVel Corporation and V. Gordon Clemons, Jr., providing performance vesting.	Filed herewith.
10.50	Stock option agreement dated December 6, 2010, by and between CorVel Corporation and V. Gordon Clemons, Jr., providing performance vesting	Filed herewith.
21.1	Subsidiaries of the Company	Filed herewith.
23.1	Consent of Independent Registered Public Accounting Firm, Haskell & White LLP	Filed herewith.
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

Exhibit No.	Title	Method of Filing
101.0	The following materials from CorVel Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2012 and March 31, 2011; (ii) Consolidated Statements of Income for the fiscal years ended March 31, 2012, 2011 and 2010; (iii) Consolidated Statements of Stockholders' Equity for the fiscal years ended March 31, 2012, 2011 and 2010; (iv) Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2012, 2011 and 2010; and (v) Notes to Consolidated Financial Statements(**)

*	— Denotes management contract or compensatory plan or arrangement.

**	— Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101.0 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

†	— Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Securities and Exchange Commission.