Form 10-Q
period 2012-09-30
CORVEL CORP
filed 2012-11-07
CIK 874866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one)

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value per share, as of October 30, 2012 was 11,211,289.

CORVEL CORPORATION

FORM 10-Q

Part I - Financial Information

Item 1. Financial Statements

CORVEL CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2012	September 30, 2012
		(Unaudited)
Assets
Current Assets
Cash and cash equivalents (Note A)	$6,597,000	$20,014,000
Customer deposits	5,816,000	7,311,000
Accounts receivable, net	49,334,000	48,747,000
Prepaid taxes and expenses	12,263,000	7,811,000
Deferred income taxes	7,237,000	7,389,000

Total current assets	81,247,000	91,272,000
Property and equipment, net	47,364,000	45,611,000
Goodwill	36,814,000	36,814,000
Other intangibles, net (Note F)	6,146,000	5,898,000
Other assets	311,000	259,000

TOTAL ASSETS	$171,882,000	$179,854,000

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts and taxes payable	$12,773,000	$11,400,000
Accrued liabilities	31,989,000	31,829,000

Total current liabilities	44,762,000	43,229,000

Deferred income taxes	16,738,000	16,738,000

Commitments and contingencies (Note G and H)

Stockholders’ Equity
Common stock, $.0001 par value: 120,000,000 shares authorized at March 31, 2012 and September 30, 2012; 26,261,874 shares issued (11,308,773 shares outstanding, net of Treasury shares) and 26,350,824 shares issued (11,238,777 shares outstanding, net of Treasury shares) at March 31, 2012 and September 30, 2012, respectively	3,000	3,000

Paid-in capital	105,907,000	109,122,000

Treasury Stock (14,953,101 shares at March 31, 2012 and 15,112,047 shares at September 30, 2012)	(270,574,000)	(277,510,000)

Retained earnings	275,046,000	288,272,000

Total stockholders’ equity	110,382,000	119,887,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$171,882,000	$179,854,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED INCOME STATEMENTS – UNAUDITED

	Three Months Ended September 30,
	2011	2012
REVENUES	$104,552,000	$105,458,000

Cost of revenues	78,940,000	82,622,000

Gross profit	25,612,000	22,836,000

General and administrative expenses	12,592,000	11,981,000

Income before income tax provision	13,020,000	10,855,000

Income tax provision	5,139,000	4,225,000

NET INCOME	$7,881,000	$6,630,000

Net income per common and common equivalent share
Basic	$0.68	$0.59

Diluted	$0.68	$0.58

Weighted average common and common equivalent shares
Basic	11,526,000	11,270,000

Diluted	11,672,000	11,376,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED INCOME STATEMENTS – UNAUDITED

	Six Months Ended September 30,
	2011	2012
REVENUES	$206,860,000	$210,064,000

Cost of revenues	155,704,000	164,047,000

Gross profit	51,156,000	46,017,000

General and administrative expenses	24,886,000	24,155,000

Income before income tax provision	26,270,000	21,862,000

Income tax provision	10,191,000	8,636,000

NET INCOME	$16,079,000	$13,226,000

Net income per common and common equivalent share
Basic	$1.39	$1.17

Diluted	$1.37	$1.16

Weighted average common and common equivalent shares
Basic	11,572,000	11,292,000

Diluted	11,729,000	11,401,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Six Months Ended September 30,
	2011	2012
Cash flows from Operating Activities
NET INCOME	$16,079,000	$13,226,000

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	6,987,000	7,944,000
Loss on disposal of assets	116,000	390,000
Stock compensation expense	1,329,000	387,000
Write-off of uncollectible accounts	1,305,000	1,142,000
Deferred income tax	(461,000)	(152,000)

Changes in operating assets and liabilities
Accounts receivable	(3,167,000)	(554,000)
Customer deposits	433,000	(1,495,000)
Prepaid taxes and expenses	(191,000)	4,669,000
Other assets	—	52,000
Accounts and taxes payable	3,366,000	(1,590,000)
Accrued liabilities	(9,923,000)	(160,000)

Net cash provided by operating activities	15,873,000	23,859,000

Cash Flows from Investing Activities
Purchase of property and equipment	(11,658,000)	(6,334,000)

Net cash (used in) investing activities	(11,658,000)	(6,334,000)

Cash Flows from Financing Activities
Purchase of treasury stock	(10,005,000)	(6,937,000)
Tax effect of stock option exercises	973,000	1,845,000
Exercise of common stock options	525,000	823,000
Exercise of employee stock purchase options	157,000	161,000

Net cash (used in) financing activities	(8,350,000)	(4,108,000)

Increase (decrease) in cash and cash equivalents	(4,135,000)	13,417,000
Cash and cash equivalents at beginning of period	12,269,000	6,597,000

Cash and cash equivalents at end of period	$8,134,000	$20,014,000

Supplemental Cash Flow Information:

Income taxes paid	$7,288,000	$3,010,000

Purchase of software license under finance agreement	$861,000	$—

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

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

The Company evaluated all subsequent events or transactions through the date of filing this report. During the period subsequent to September 30, 2012, the Company repurchased 30,628 shares for $1,355,000 for an average of $44.24 per share. These shares were repurchased under the Company’s ongoing share repurchase program described in Note C.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2013. For further information, refer to the consolidated financial statements and footnotes for the fiscal year ended March 31, 2012 included in the Company’s Annual Report on Form 10-K.

Basis of Presentation: The consolidated financial statements include the accounts of CorVel and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates: The preparation of financial statements in compliance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. Actual results could differ from those estimates. Significant estimates include the values assigned to intangible assets, capitalized software development, the allowance for doubtful accounts, accrual for income taxes, purchase price allocation for acquisitions, shared-based payments related to performance based awards, loss contingencies, estimated claims for claims administration revenue recognition, estimates used in stock option valuations, and accrual for self-insurance reserves.

Cash and Cash Equivalents: Cash and cash equivalents consist of short-term highly-liquid investment-grade interest-bearing securities with maturities of 90 days or less when purchased. The carrying amounts of the Company’s financial instruments approximate their fair values at March 31, 2012 and September 30, 2012.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

Note A — Basis of Presentation and Summary of Significant Accounting Policies (continued)

Fair Value of Financial Instruments: The Company applies ASC 820, “Fair Value Measurements and Disclosures” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s Consolidated Financial Statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. ASC 820 prioritizes the inputs used in measuring fair value into the following hierarchy:

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

The carrying amount of the Company’s financial instruments (i.e. cash, accounts receivable, accounts payable, etc.) are all Level 1 and approximate their fair values at March 31, 2012 and September 30, 2012. The Company has no Level 2 or Level 3 assets.

Goodwill: The Company accounts for its business combinations in accordance with the Financial Accounting Standards Board (“FASB”) ASC 805-10 through ASC 805-50 Business Combinations which requires that the purchase method of accounting be applied to all business combinations and addresses the criteria for initial recognition of intangible assets and goodwill. In accordance with FASB ASC 350-10 through ASC 350-30, goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment annually, or more frequently if circumstances indicate the possibility of impairment. If the carrying value of goodwill or an intangible asset exceeds its fair value, an impairment loss shall be recognized.

Revenue Recognition: The Company recognizes revenue when there is persuasive evidence of an arrangement, the services have been provided to the customer, the sales price is fixed or determinable, and collectability is reasonably assured. For the Company’s services, as the Company’s professional staff performs work, they are contractually permitted to bill for fees earned in fraction of an hour increments worked or by units of production. The Company recognizes revenue as the time is worked or as units of production are completed, which is when the revenue is earned and realized. Labor costs are recognized as the costs are incurred. The Company derives its revenue from the sale of Network Solutions and Patient Management services. Network Solutions and Patient Management services may be sold individually or combined. When a sale combines multiple elements, the Company accounts for multiple element arrangements in accordance with the guidance included in ASC 605-25.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

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

September 30, 2012

Note A — Basis of Presentation and Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements: In September, 2011, the FASB issued ASU 2011-08, “Intangibles —Goodwill and Other (Topic 350), Testing Goodwill for Impairment.” ASU 2011-08 simplifies how a company is required to test goodwill for impairment. Companies will now have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If after considering the totality of events and circumstances an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, performing the two-step impairment test is unnecessary. The amendment is effective for the Company beginning January 1, 2012, with early adoption permitted. The Company adopted this guidance in the quarter ended December 31, 2011. The adoption of this guidance did not have a material impact on the financial statements.

Accounts Receivable: The majority of the Company’s accounts receivable are due from companies in the property and casualty insurance industries, self-insured employers, and government entities. Accounts receivable are generally due within 30 days and are stated as amounts due from customers net of an allowance for doubtful accounts. Those accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company and the condition of the general economy and the industry as a whole. No one customer accounted for 10% or more of accounts receivable at either March 31, 2012 or September 30, 2012. No one customer accounted for 10% or more of revenue during either of the three month periods ended September 30, 2011 or 2012.

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

Income Taxes: The Company provides for income taxes in accordance with provisions specified in ASC 740, “Accounting for Income Taxes”. Accordingly, deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities. These differences will result in taxable or deductible amounts in the future, based on tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. In making an assessment regarding the probability of realizing a benefit from these deductible differences, management considers the Company’s current and past performance, the market environment in which the Company operates, tax-planning strategies and the length of carry-forward periods for loss carry-forwards, if any. Valuation allowances are established when necessary to reduce deferred tax assets to amounts that are more likely than not to be realized. Further, the Company provides for income tax issues not yet resolved with federal, state and local tax authorities. The balance of the unrecognized tax benefits as of March 31, 2012 and September 30, 2012 was $983,000 and $991,000, respectively.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

Note A — Basis of Presentation and Summary of Significant Accounting Policies (continued)

Earnings Per Share: Earnings per common share-basic is based on the weighted average number of common shares outstanding during the period. Earnings per common shares-diluted is based on the weighted average number of common shares and common share equivalents outstanding during the period. In calculating earnings per share, earnings are the same for the basic and diluted calculations. Weighted average shares outstanding decreased in the September 2012 quarter compared to the same quarter of the prior year primarily due to repurchase of shares under the Company’s share repurchase program. See also Note D.

Note B — Stock Based Compensation and Stock Options

Under the Company’s Restated Omnibus Incentive Plan (Formerly The Restated 1988 Executive Stock Option Plan) (“the Plan”) as in effect at September 30, 2012, options for up to 9,682,500 shares of the Company’s common stock may be granted over the life of the Plan to key employees, non-employee directors and consultants at exercise prices not less than the fair market value of the stock at the date of grant. Options granted under the Plan are non-statutory stock options and generally vest 25% one year from date of grant and the remaining 75% vesting ratably each month for the next 36 months. The options granted to employees and the board of directors expire at the end of five years and ten years from date of grant, respectively.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model with the assumptions included in the table below. The Company uses historical data among other factors to estimate the expected volatility, the expected option life, and the expected forfeiture rate. The risk-free rate is based on the interest rate paid on a U.S. Treasury issue with a term similar to the estimated life of the option. Based upon the historical experience of options cancellations, the Company has estimated an annualized forfeiture rate of 9.36% and 11.86% for the three months ended September 30, 2011 and 2012, respectively. Forfeiture rates will be adjusted over the requisite service period when actual forfeitures differ, or are expected to differ, from the estimate. The following assumptions were used to estimate the fair value of options granted during the three months ended September 30, 2011 and 2012 using the Black-Scholes option-pricing model:

	Three Months Ended September 30,
	2011	2012
Risk-free interest rate	1.13%	0.61%
Expected volatility	47%	47%
Expected dividend yield	0.00%	0.00%
Expected forfeiture rate	9.36%	11.86%
Expected weighted average life of option in years	4.7 years	4.5 years

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

Note B — Stock Options and Stock-Based Compensation (continued)

All options granted in the six months ended September 30, 2011 and 2012 were granted at fair market value and are non-statutory stock options.

The table below shows the amounts recognized in the financial statements for stock compensation expense for time based options and performance based options during the three and six months ended September 30, 2011 and 2012, respectively.

	Three Months Ended
	September 30, 2011	September 30, 2012
Cost of revenues	$125,000	$115,000
General and administrative	546,000	(26,000)

Total cost of stock-based compensation included in income before income tax provision	671,000	89,000
Amount of income tax benefit recognized	(262,000)	(35,000)

Amount charged against net income	$409,000	$54,000

Effect on diluted net income per share	$(0.04)	$—

	Six Months Ended
	September 30, 2011	September 30, 2012
Cost of revenues	$250,000	$228,000
General and administrative	1,079,000	159,000

Total cost of stock-based compensation included in income before income tax provision	1,329,000	387,000
Amount of income tax benefit recognized	(520,000)	(150,000)

Amount charged against income	$809,000	$237,000

Effect on diluted income per share	$(0.07)	$(0.02)

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

Note B — Stock Options and Stock-Based Compensation (continued)

Summarized information for all stock options for the three and six months ended September 30, 2011 and 2012 follows:

	Three Months Ended September 30, 2011		Three Months Ended September 30, 2012
	Shares	Average Price	Shares	Average Price
Options outstanding, beginning	797,377	$29.87	651,903	$34.59
Options granted	29,550	43.73	20,550	44.14
Options exercised	(26,429)	23.51	(36,106)	24.55
Options cancelled	(1,625)	25.31	(4,082)	45.05

Options outstanding, ending	798,873	$30.62	632,265	$35.41

	Six Months Ended September 30, 2011		Six Months Ended September 30, 2012
	Shares	Average Price	Shares	Average Price
Options outstanding, beginning	813,622	$29.26	751,323	$34.19
Options granted	45,225	45.75	31,700	43.06
Options exercised	(54,973)	23.17	(101,679)	25.13
Options cancelled	(5,001)	28.20	(49,079)	43.08

Options outstanding, ending	798,873	$30.62	632,265	$35.41

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

Note B — Stock Options and Stock-Based Compensation (continued)

The following table summarizes the status of stock options outstanding and exercisable at September 30, 2012:

Range of Exercise Price	Number of Outstanding Options	Weighted Average Remaining Contractual Life	Outstanding Options – Weighted Average Exercise Price	Exercisable Options – Number of Exercisable Options	Exercisable Options – Weighted Average Exercise Price
$ 15.55 to $ 25.42	159,872	2.39	$20.60	138,553	$20.32
$ 25.43 to $ 35.20	156,145	2.36	$29.55	110,754	$29.47
$ 35.21 to $ 46.00	133,177	5.09	$40.97	45,955	$39.58
$ 46.01 to $ 52.76	183,071	3.30	$49.28	22,341	$46.85

Total	632,265	3.22	$35.40	317,603	$28.16

A summary of the status for all outstanding options at September 30, 2012, and changes during the three months then ended, is presented in the table below:

	Number of Options	Weighted Average Exercise Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value as of September 30, 2012
Options outstanding at July 1, 2012	651,903	$34.59
Granted	20,550	44.14
Exercised	(36,106)	24.55
Cancelled – forfeited	(904)	44.40
Cancelled – expired	(3,178)	44.86

Ending outstanding	632,265	$35.40	3.22	$6,744,814

Ending vested and expected to vest	568,347	$34.09	3.14	$6,638,441

Ending exercisable at September 30, 2012	317,603	$28.16	2.71	$5,318,951

The weighted-average grant-date fair value of options granted during the three months ended September 30, 2011 and 2012, was $17.59 and $17.34, respectively.

Included in the above-noted stock option grants and stock compensation expense are performance based stock options under which vesting occurs only upon the Company achieving certain revenue or earnings per shares targets as determined by the Company’s board of directors. These options were valued in the same manner as the time vesting options. However, the Company only recognizes stock compensation to the extent that the targets are determined to be achieved which allow the options to vest. The Company recognized $334,000 and $0 of stock compensation expense for the three months ended September 30, 2011 and September 30, 2012, respectively, for performance based stock options.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

Note C — Treasury Stock and Subsequent Event

The Company’s Board of Directors initially approved the commencement of a share repurchase program in the fall of 1996. In February 2012, the Board approved a 1,000,000 share expansion of the repurchase program to 16,000,000 shares over the life of the share repurchase program. Since the commencement of the share repurchase program, the Company has spent $278 million to repurchase 15,112,047 shares of its common stock, equal to 57% of the outstanding common stock had there been no repurchases. The average price of these repurchases is $18.36 per share. These purchases have been funded primarily from the net earnings of the Company, along with the proceeds from the exercise of common stock options. During the three months and six months ended September 30, 2012, the Company repurchased 72,274 shares for $3.3 million and 158,946 shares for $7 million, respectively. The Company had 11,238,777 shares of common stock outstanding as of September 30, 2012, net of the 15,112,047 shares in treasury. Subsequent to the end of the quarter, through October 28, 2012, the Company repurchased 30,628 shares for $1,355,000 for an average of $44.24 per share.

Note D — Weighted Average Shares and Net Income Per Share

Weighted average basic common shares decreased from 11,526,000 for the quarter ended September 30, 2011 to 11,270,000 for the quarter ended September 30, 2012. Weighted average diluted common and common equivalent shares decreased from 11,672,000 for the quarter ended September 30, 2011 to 11,376,000 for the quarter ended September 30, 2012. The net decrease in both of these weighted share calculations is due to the repurchase of common stock as noted above, offset by an increase in shares outstanding due to the exercise of stock options under the Company’s employee stock option plan.

Net income per common and common equivalent shares was computed by dividing net income by the weighted average number of common and common stock equivalents outstanding during the quarter. The calculations of the basic and diluted weighted shares for the three and six months ended September 30, 2011 and 2012, are as follows:

	Three Months Ended September 30,
	2011	2012
Net Income	$7,881,000	$6,630,000

Basic:
Weighted average common shares outstanding	11,526,000	11,270,000

Net Income per share	$0.68	$0.59

Diluted:
Weighted average common shares outstanding	11,526,000	11,270,000
Treasury stock impact of stock options	146,000	106,000

Total common and common equivalent shares	11,672,000	11,376,000

Net Income per share	$0.68	$0.58

	Six Months Ended September 30,
	2011	2012
Net Income	$16,079,000	$13,226,000

Basic:
Weighted average common shares outstanding	11,572,000	11,292,000

Net Income per share	$1.39	$1.17

Diluted:
Weighted average common shares outstanding	11,572,000	11,292,000
Treasury stock impact of stock options	157,000	109,000

Total common and common equivalent shares	11,729,000	11,401,000

Net Income per share	$1.37	$1.16

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

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

Note F — Other Intangible Assets

Other intangible assets consist of the following at September 30, 2012:

					Cost, Net of
			Six Months Ended	Accumulated	Accumulated
			September 30, 2012	Amortization at	Amortization at
Item	Life	Cost	Amortization Expense	September 30, 2012	September 30, 2012
Covenants Not to Compete	5 Years	$775,000	$29,000	$690,000	$85,000
Customer Relationships	18-20 Years	7,922,000	211,000	2,243,000	5,679,000
TPA Licenses	15 Years	204,000	7,000	70,000	134,000

Total		$8,901,000	$247,000	$3,003,000	$5,898,000

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

Note G — Line of Credit

In September 2012, the Company renewed a credit agreement that had been in place throughout fiscal 2012 and the six months ended September 30, 2012. The line is with a financial institution to provide a revolving credit facility with borrowing capacity of up to $10 million. Borrowings under this agreement, as amended, bear interest, at the Company’s option, at a fixed LIBOR-based rate plus 1.50% or at a fluctuating rate determined by the financial institution to be 1.50% above the daily one-month LIBOR rate. The loan covenants require the Company to maintain the current assets to liabilities ratio of at least 1.25:1, debt to tangible net worth not greater than 1.25:1 and have positive net income. There were no outstanding revolving loans at any time during fiscal 2012 or the six months ended September 30, 2012, or as of the date hereof, but letters of credit in the aggregate amount of $8.0 million have been issued separate from the line of credit and therefore do not reduce the amount of borrowings available under the revolving credit facility. The renewed credit agreement expires in September 2013.

Note H — Contingencies and Legal Proceedings

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

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

Note H — Contingencies and Legal Proceedings (continued)

On June 23, 2011, the 27th Judicial District Court for the Parish of St. Landry, Louisiana granted preliminary approval of settlement and set a deadline of October 16, 2011 for parties to opt out of or object to the proposed settlement. Notice of the settlement was given to Class Members. The Court gave final approval of the settlement on November 4, 2011. No appeal was filed, so the judgment became final on January 17, 2012. CorVel is in the process of completing the dismissal of all claims covered by the settlement in state and federal court.

In exchange for the settlement payment by CorVel, class members released CorVel and all of its affiliates and clients for any claims relating in any way to re-pricing, payment for, or reimbursement of a workers’ compensation bill, including but not limited to claims under the AWPA. Plaintiffs have also agreed to a notice procedure that CorVel may follow in the future to comply with the AWPA.

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

The Company disclaims any obligations to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise, except as required by law. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of these factors include (without limitation) general industry and economic conditions including a decreasing number of national claims due to decreasing number of injured workers; cost of capital and capital requirements; existing and possible litigation and legal liability in the course of operations and the Company’s ability to resolve such litigation; competition from other managed care companies; the ability to expand certain areas of the Company’s business; shifts in customer demands; the ability of the Company to produce market-competitive software; changes in operating expenses including employee wages, benefits and medical inflation; governmental and public policy changes; dependence on key personnel; and the continued availability of financing in the amounts and at the terms necessary to support the Company’s future business.

Overview

CorVel Corporation is an independent nationwide provider of medical cost containment and managed care services designed to address the escalating medical costs of workers’ compensation and auto policies. The Company’s services are provided to insurance companies, third party administrators, (“TPA’s”), governmental entities, and self-administered employers to assist them in managing the medical costs and monitoring the quality of care associated with healthcare claims.

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

Summary of Quarterly Results

The Company generated revenues of $105.5 million for the quarter ended September 30, 2012, an increase of $0.9 million, or 0.9%, compared to revenues of $104.6 million for the quarter ended September 30, 2011. The increase in revenues was primarily due to a 10% increase in patient management, which includes case management services and all services sold to TPA customers. The 10% increase in revenue was partially offset by a decrease in network solutions due to a decline in volume and the loss of a few customers which were not significant in size. The increase in patient management services was primarily due to an increase in the level of services provided to new TPA customers.

The Company’s cost of revenues increased by $3.7 million, from $78.9 million in the September 30, 2011 quarter to $82.6 million in the September 30, 2012 quarter, an increase of 4.7%. TPA services require additional labor. As we have added customers in this area, we have had to hire additional direct labor resources, causing the increase in cost of revenues. In addition, pharmacy costs have increased as the volume of prescription processing has increased.

The Company’s general and administrative expense decreased by $0.6 million, from $12.6 million in the September 30, 2011 quarter to $12.0 million in the September 30, 2012 quarter, a decrease of 4.9%. This decrease is primarily due to an increase in efforts to manage the Company’s general and administrative costs during a period of slower revenue growth.

The Company’s income tax expense decreased by $0.9 million, or 17.8%, from $5.1 million, in the September 30, 2011 quarter to $4.2 million in the September 30, 2012 quarter. The decrease in income tax expense was primarily due to the decrease in income before income taxes.

Weighted diluted shares decreased from 11.7 million shares in the September 30, 2011 quarter to 11.4 million shares in the September 30, 2012 quarter, a decrease of 296,000 shares, or 2.5%. This decrease was due primarily to the repurchase of 402,682 shares of common stock in the December 2011, March 2012, June 2012, and September 2012 quarters.

Diluted earnings per share decreased from $0.68 in the September 30, 2011 quarter to $0.58 in the September 30, 2012 quarter, a decrease of $0.10 per share, or 14.7%. The decrease in diluted earnings per share was due to the decrease in income before income taxes offset by a reduction in the number of shares outstanding due to the shares repurchased.

Results of Operations for the three months ended September 30, 2011 and 2012

The Company derives its revenues from providing patient management and network solutions services to payors of workers’ compensation benefits, auto insurance claims and health insurance benefits. Patient management services include claims management, case management, 24/7 nurse triage, utilization management, vocational rehabilitation and life care planning. Network solutions services include medical bill review, PPO management, enhanced bill review, provider reimbursement, professional review, pharmacy services, directed care services, Medicare solutions and clearinghouse services. The percentage of total revenues attributable to patient management and network solutions services for the quarters ended September 30, 2011 and September 30, 2012 are as follows:

Percentage of Revenues

	September 30, 2011	September 30, 2012
Patient management services	47.3%	51.7%
Network solutions services	52.7%	48.3%

The following table sets forth, for the periods indicated, the dollar amounts, dollar and percent changes, share changes, and the percentage of revenues represented by certain items reflected in the Company’s consolidated income statements for the three months ended September 30, 2011 and September 30, 2012. The Company’s past operating results are not necessarily indicative of future operating results.

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2012	Change	Percentage Change
Revenue	$104,552,000	$105,458,000	$906,000	0.9%
Cost of revenues	78,940,000	82,622,000	3,682,000	4.7%

Gross profit	25,612,000	22,836,000	(2,776,000)	(10.8%)

Gross profit as percentage of revenue	24.5%	21.7%

General and administrative	12,592,000	11,981,000	(611,000)	(4.9%)
General and administrative as percentage of revenue	12.0%	11.4%

Income before income tax provision	13,020,000	10,855,000	(2,165,000)	(16.6%)

Income before income tax provision as percentage of revenue	12.5%	10.3%

Income tax provision	5,139,000	4,225,000	(914,000)	(17.8%)

Net income	$7,881,000	$6,630,000	$(1,251,000)	(15.9%)

Weighted Shares
Basic	11,526,000	11,270,000	(256,000)	(2.2%)
Diluted	11,672,000	11,376,000	(296,000)	(2.5%)

Earnings Per Share
Basic	$0.68	$0.59	($0.09)	(13.2%)
Diluted	$0.68	$0.58	($0.10)	(14.7%)

Revenues

Change in revenue from the quarter ended September 30, 2011 to the quarter ended September 30, 2012

Revenues increased from $104.6 million for the three months ended September 30, 2011 to $105.5 million for the three months ended September 30, 2012, an increase of $0.9 million, or 0.9%. The increase in revenues was primarily due to an increase in patient management, which was partially offset by a decrease in network solutions due to a decline in volume and the loss of a few customers which were not significant in size. The increase in patient management services was primarily due to an increase in the level of services provided to new TPA customers.

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

Change in cost of revenue from the quarter ended September 30, 2011 to the quarter ended September 30, 2012

The Company’s cost of revenues increased from $78.9 million in the three months ended September 30, 2011 to $82.6 million in the three months ended September 30, 2012, an increase of $3.7 million or 4.7%. TPA services require additional labor. As we have added customers, in this area we have had to hire additional direct labor resources, causing the increase in cost of revenues. In addition, pharmacy costs have increased as the volume of prescription processing has increased.

General and Administrative Expense

For the quarter ended September 30, 2012, general and administrative expense consisted of approximately 60% of corporate systems costs which include corporate systems support, implementation and training, amortization of software development costs, depreciation of the hardware costs in the Company’s national systems, the Company’s national wide area network and other systems related costs. The remaining 40% of the general and administrative expense consisted of national marketing, national sales support, corporate legal, corporate insurance, human resources, accounting, product management, new business development and other general corporate matters.

Change in general and administrative expense from the quarter ended September 30, 2011 to the quarter ended September 30, 2012

General and administrative expense decreased from $12.6 million in the quarter ended September 30, 2011 to $12.0 million in the quarter ended September 30, 2012, a decrease of $0.6 million, or 4.9%. This decrease is primarily due to the Company’s efforts to manage non-systems related general and administrative costs by selective reductions in staff during a period of slower revenue growth.

Income Tax Provision

Change in income tax expense from the quarter ended September 30, 2011 to the quarter ended September 30, 2012

The Company’s income tax expense decreased by $0.9 million, or 17.8%, from $5.1 million for the quarter ended September 30, 2011 to $4.2 million for the quarter ended September 30, 2012 due to the decrease in income before income taxes from $13.0 million to $10.9 million during the same periods. The income tax expense as a percentage of income before income taxes, also known as the effective tax rate, was 39.5% for the quarter ended September 30, 2011 and 38.9% for the quarter ended September 30, 2012. The income tax provision rates were based upon management’s review of the Company’s estimated annual income tax rate, including state taxes. This effective tax rate differed from the statutory federal tax rate of 35.0% primarily due to state income taxes and certain non-deductible expenses offset by tax credits.

Results of Operations for the six months ended September 30, 2011 and the six months ended September 30, 2012

The following table sets forth, for the periods indicated, the dollar amounts, dollar and percent changes, share changes, and the percentage of revenues represented by certain items reflected in the Company’s consolidated income statements for the six months ended September 30, 2011 and September 30, 2012. The Company’s past operating results are not necessarily indicative of future operating results.

	Six Months Ended September 30, 2011	Six Months Ended September 30, 2012	Change	Percentage Change
Revenue	$206,860,000	$210,064,000	$3,204,000	1.5%
Cost of revenues	155,704,000	164,047,000	8,343,000	5.4%

Gross profit	51,156,000	46,017,000	(5,139,000)	(10.0%)

Gross profit as percentage of revenue	24.7%	21.9%

General and administrative	24,886,000	24,155,000	(731,000)	(2.9%)
General and administrative as percentage of revenue	12.0%	11.5%

Income before income tax provision	26,270,000	21,862,000	(4,408,000)	(16.8%)

Income before income tax provision as percentage of revenue	12.7%	10.4%

Income tax provision	10,191,000	8,636,000	(1,555,000)	(15.3%)

Net income	$16,079,000	$13,226,000	$(2,853,000)	(17.7%)

Weighted Shares
Basic	11,572,000	11,292,000	(280,000)	(2.4%)
Diluted	11,729,000	11,401,000	(328,000)	(2.8%)

Earnings Per Share
Basic	$1.39	$1.17	($0.22)	(15.8%)
Diluted	$1.37	$1.16	($0.21)	(15.3%)

Revenues

Change in revenue from the six months ended September 30, 2011 to the six months ended September 30, 2012

Revenues increased from $206.9 million for the six months ended September 30, 2011 to $210.1 million for the six months ended September 30, 2012, an increase of $3.2 million, or 1.5%. The Company’s patient management revenues increased $9 million, or 9%, from $98 million in the six months ended September 30, 2011 to

$107 million in the six months ended September 30, 2012. The increase in patient management services was primarily due to an increase in the level of services provided to new and existing TPA customers. The Company’s network solutions revenues decreased from $109 million in the six months ended September 30, 2011 to $103 million in the six months ended September 30, 2012, a decrease of $6 million, or 6%. The decrease in network solutions revenue was primarily due to a decrease in volume of higher priced services offset by an increase in volume of lower priced services.

Cost of Revenues

Change in cost of revenue from the six months ended September 30, 2011 to the six months ended September 30, 2012

The Company’s cost of revenues increased from $155.7 million in the six months ended September 30, 2011 to $164.0 million in the six months ended September 30, 2012, an increase of $8.3 million, or 5.4%. This increase was partially due to the increase in the volume of services which generated the 1.5% revenue increase for the same periods. Additionally, the Company had an increase in volume of lower margin services offset by a decrease in higher margin services which resulted in a cost increase greater than the revenue increase. Direct salaries increased from $40 million for the six months ended September 30, 2011 to $45 million for the six months ended September 30, 2012. Direct pharmacy costs increased from $21 million for the six months ended September 30, 2011 to $24 million for the six months ended September 30, 2012.

General and Administrative Expense

Change in general and administrative expense from the six months ended September 30, 2011 to the six months ended September 30, 2012

General and administrative expense decreased from $24.9 million in the six months ended September 30, 2011 to $24.2 million in the six months ended September 30, 2012, a decrease of $0.7 million, or 2.9%. This decrease is primarily due to the Company’s efforts to manage non-systems related general and administrative costs during a period of slower revenue growth.

Income Tax Provision

The Company’s income tax expense decreased by $1.6 million, or 15.3%, from $10.2 million for the six months ended September 30, 2011 to $8.6 million for the six months ended September 30, 2012 due to the decrease in income before income taxes from $26.3 million to $21.9 million. The income tax expense as a percentage of income before income taxes, also known as the effective tax rate, was 38.8% for the six months ended September 30, 2011 and 39.5% for the six months ended September 30, 2012. The income tax provision rates were based upon management’s review of the Company’s estimated annual income tax rate, including state taxes. This effective tax rate differed from the statutory federal tax rate of 35.0% primarily due to state income taxes and certain non-deductible expenses offset by tax credits.

Liquidity and Capital Resources

The Company has historically funded its operations and capital expenditures primarily from cash flow from operations, and to a lesser extent, stock option exercises. Working capital increased $11.6 million, from $36.5 million as of March 31, 2012 to $48.0 million as of September 30, 2012, primarily due to an increase in cash from $6.6 million as of March 31, 2012 to $20.0 million as of September 30, 2012. Cash increased due to less spending on share repurchases and no legal settlements during the current period.

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

As of September 30, 2012, the Company had $20 million in cash and cash equivalents, invested primarily in short-term, interest-bearing, highly liquid investment-grade securities with maturities of 90 days or less in federally regulated banks.

In September 2012, the Company renewed a credit agreement that had been in place throughout fiscal 2012. The line is with a financial institution to provide a revolving credit facility with borrowing capacity of up to $10 million. Borrowings under this agreement, as amended, bear interest, at the Company’s option, at a fixed LIBOR-based rate plus 1.50% or at a fluctuating rate determined by the financial institution to be 1.50% above the daily one-month LIBOR rate. The loan covenants require the Company to maintain the current assets to liabilities ratio of at least 1.25:1, debt to tangible net worth not greater than 1.25:1 and have positive net income. There were no outstanding revolving loans at any time during fiscal 2012 or the six months ended September 30, 2012, or as of the date hereof, but letters of credit in the aggregate amount of $8.0 million have been issued separate from the line of credit and therefore do not reduce the amount of borrowings available under the revolving credit facility. The renewed credit agreement expires in September 2013.

The Company has historically required substantial capital to fund the growth of its operations, particularly working capital to fund the growth in accounts receivable and capital expenditures. The Company believes, however, that the cash balance at September 30, 2012 along with anticipated internally generated funds, will be sufficient to meet the Company’s expected cash requirements for at least the next twelve months.

Operating Cash Flows

Six months ended September 30, 2011 compared to six months ended September 30, 2012

Net cash provided by operating activities increased from $15.9 million in the six months ended September 30, 2011 to $23.9 million in the six months ended September 30, 2012. The increase in cash flow from operating activities was primarily due to the fact that in the prior fiscal year the Company paid down accrued liabilities of $9 million due to a one-time payment of a legal settlement. The current fiscal year has not had any large litigation settlements.

Investing Activities

Six months ended September 30, 2011 compared to six months ended September 30, 2012

Net cash flow used in investing activities decreased from $11.7 million in the six months ended September 30, 2011 to $6.3 million in the six months ended September 30, 2012, a decrease of $5.4 million. The decrease in net cash used in investing activities is primarily due to a decrease in the software development activity and a decrease in remodeling and furnishing office space in the six months ended September 30, 2012 compared to the same period in the prior fiscal year.

Financing Activities

Six months ended September 30, 2011 compared to six months ended September 30, 2012

Net cash flow used in financing activities decreased from $8.4 million for the six months ended September 30, 2011 to $4.1 million for the six months ended September 30, 2012, a decrease of $4.3 million. The decrease in cash flow used in financing activities was primarily due to a decrease in the amount spent on treasury share repurchases from $10.0 million for the six months ended September 30, 2011 to $6.9 million for the six months ended September 30, 2012.

Contractual Obligations

The following table summarizes the Company’s contractual obligations outstanding as of September 30, 2012.

	Payments Due by Period
	Total	Within One Year	Between One and Three Years	Between Three and Five Years	More than Five Years
Operating leases	$44,915,000	$12,369,000	$19,896,000	$10,818,000	$1,832,000
Uncertain tax positions*	991,000	991,000	—	—	—

Total	$45,906,000	$13,360,000	$19,896,000	$10,818,000	$1,832,000

*	See Note A

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

On June 23, 2011, the 27th Judicial District Court for the Parish of St. Landry, Louisiana granted preliminary approval of settlement and set a deadline of October 16, 2011 for parties to opt out of or object to the proposed settlement. Notice of the settlement was given to Class Members. The Court gave final approval of the settlement on November 4, 2011. No appeal was filed, so the judgment became final on January 17, 2012. CorVel is in the process of completing the dismissal of all claims covered by the settlement in state and federal court.

In exchange for the settlement payment by CorVel, class members released CorVel and all of its affiliates and clients for any claims relating in any way to re-pricing, payment for, or reimbursement of a workers’ compensation bill, including but not limited to claims under the AWPA. Plaintiffs have also agreed to a notice procedure that CorVel may follow in the future to comply with the AWPA.

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

Cost of revenues: Cost of revenues consists primarily of the compensation and fringe benefits of field personnel, including managers, medical bill analysts, field case managers, telephonic case managers, systems support, administrative support, account managers, account executives and related facility costs including rent, telephone, and office supplies. Historically, the costs associated with these additional personnel and facilities have been the most significant factor driving increases in the Company’s cost of revenues. Locally managed and incurred IT costs are charged to cost of revenues whereas the costs incurred and managed at the corporate offices are charged to general and administrative expense.

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

The Company must make significant judgments and estimates in determining contractual and bad debt allowances in any accounting period. One significant uncertainty inherent in the Company’s analysis is whether its past experience will be indicative of future periods. Although the Company considers future projections when estimating contractual and bad debt allowances, the Company ultimately makes its decisions based on the best information available to it at that time. Adverse changes in general economic conditions or trends in reimbursement amounts for the Company’s services could affect the Company’s contractual and bad debt allowance estimates, collection of accounts receivable, cash flows, and results of operations. No one customer accounted for 10% or more of accounts receivable at March 31, 2012 or September 30, 2012.

Goodwill and Long-Lived Assets: Goodwill arising from business combinations represents the excess of the purchase price over the estimated fair value of the net assets of the acquired business. Pursuant to ASC 350-10 through ASC 350-30, “Goodwill and Other Intangible Assets,” goodwill is tested annually for impairment or more frequently if circumstances indicate the potential for impairment. Also, management tests for impairment of its amortizable intangible assets and long-lived assets annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company’s impairment is conducted at a regional level. The measurement of fair value is based on an evaluation of market capitalization and is further tested using a multiple of earnings approach. In projecting the Company’s cash flows, management considers industry growth rates and trends and cost structure changes. Based on the Company’s tests and reviews, no impairment of its goodwill, intangible assets or other long-lived assets existed at September 30, 2012. However, future events or changes in current circumstances could affect the recoverability of the carrying value of goodwill and long-lived assets. Should an asset be deemed impaired, an impairment loss would be recognized to the extent the carrying value of the asset exceeded its estimated fair market value.

Accrual for Self-insurance Costs: The Company accrues for the group medical costs and workers’ compensation costs of its employees based on claims filed and an estimate of claims incurred but not reported as of each balance sheet date. The Company purchases stop loss insurance for large claims. The Company determines its estimated self-insurance reserves based upon historical trends along with outstanding claims information provided by its claims paying agents. However, it is possible that recorded accruals may not be adequate to cover the future payment of claims. Adjustments, if any, to estimated accruals resulting from ultimate claim payments will be reflected in earnings during the periods in which such adjustments are determined. The Company’s self-insured liabilities contain uncertainties because management is required to make assumptions and to apply judgment to estimate the ultimate cost to settle reported claims and claims incurred but not reported at the balance sheet date.

The Company does not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to calculate its self-insured liabilities. However, if actual results are not consistent with these estimates or assumptions, the Company may be exposed to losses or gains that could be material.

Accounting for Income Taxes: The Company records a tax provision for the anticipated tax consequences of the reported results of operations. The provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carry-forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. The Company records a valuation allowance, if necessary, to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

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

Share-Based Compensation: The Company accounts for share based compensation in accordance with the provisions of ASC Topic 718 “Compensation – Stock Compensation”. Under ASC 718, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). For the quarter ended September 30, 2012, the Company recorded share-based compensation expense of $89,000. Share-based compensation expense recognized in fiscal 2012 is based on awards ultimately expected to vest; therefore, it has been reduced for estimated forfeitures. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

The Company does not believe there is a reasonable likelihood there will be a material change in the future estimates or assumptions used to determine stock-based compensation expense. However, if actual results are not consistent with these estimates or assumptions, the Company may be exposed to changes in stock-based compensation expense that could be material.

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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2012, the Company held no market risk sensitive instruments for trading purposes, and the Company did not employ any derivative financial instruments, other financial instruments, or derivative commodity instruments to hedge any market risk. The Company had no debt outstanding as of September 30, 2012, and therefore, had no market risk related to debt.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2012, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 23, 2011, the 27th Judicial District Court for the Parish of St. Landry, Louisiana granted preliminary approval of settlement and set a deadline of October 16, 2011 for parties to opt out of or object to the proposed settlement. Notice of the settlement was given to Class Members. The Court gave final approval of the settlement on November 4, 2011. No appeal was filed, so the judgment became final on January 17, 2012. CorVel is in the process of completing the dismissal of all claims covered by the settlement in state and federal court.

In exchange for the settlement payment by CorVel, class members released CorVel and all of its affiliates and clients for any claims relating in any way to re-pricing, payment for, or reimbursement of a workers’ compensation bill, including but not limited to claims under the AWPA. Plaintiffs have also agreed to a notice procedure that CorVel may follow in the future to comply with the AWPA.

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

On June 23, 2011, the 27th Judicial District Court for the Parish of St. Landry, Louisiana granted preliminary approval of settlement and set a deadline of October 16, 2011 for parties to opt out of or object to the proposed settlement. Notice of the settlement was given to Class Members. The Court gave final approval of the settlement on November 4, 2011. No appeal was filed, so the judgment became final on January 17, 2012. CorVel is in the process of completing the dismissal of all claims covered by the settlement in state and federal court.

In exchange for the settlement payment by CorVel, class members released CorVel and all of its affiliates and clients for any claims relating in any way to re-pricing, payment for, or reimbursement of a workers’ compensation bill, including but not limited to claims under the AWPA. Plaintiffs have also agreed to a notice procedure that CorVel may follow in the future to comply with the AWPA.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the period covered by this report. The following table shows the repurchases of the Company’s common stock made by or on behalf of the Company in open-market transactions for the quarter ended September 30, 2012 pursuant to a publicly announced plan.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that may yet be Purchased Under the Program
July 1 to July 31, 2012	11,298	$45.78	11,298	948,929
August 1 to August 31, 2012	32,347	45.23	32,347	916,582
September 1 to September 30, 2012	28,629	45.07	28,629	887,953

Total	72,274	$45.26	72,274	887,953

In 1996, the Company’s Board of Directors authorized a stock repurchase program for up to 100,000 shares of the Company’s common stock. The Company’s Board of Directors has periodically increased the number of shares authorized for repurchase under the repurchase program. The most recent increase occurred in February 2012 and brought the number of shares authorized for repurchase over the life of the program to 16,000,000 shares. There is no expiration date for the repurchase program. As of September 30, 2012, the Company had repurchased 15,112,047 shares of its common stock.

Item 3 – Defaults Upon Senior Securities – None.

Item 4 – Mine Safety Disclosures – Not applicable.

Item 5 – Other Information – None.

Item 6 - Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Company. Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 10, 2011.

3.2	Amended and Restated Bylaws of the Company. Incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 filed on August 14, 2006.

3.3	Certification of Designation Increasing the Number of Shares of Series A Junior Participating Preferred Stock. Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 24, 2008.

10.1	Second Amendment to Credit Agreement dated September 1, 2012 by and between CorVel Corporation and Wells Fargo Bank, National Association. Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 7, 2012.

10.2	Revolving Line of Credit Note dated September 1, 2012 by CorVel Corporation in favor of Wells Fargo Bank, National Association. Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 7, 2012.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2012 and March 31, 2012; (ii) Consolidated Statements of Income for the three and six months ended September 30, 2012 and 2011; (iii) Consolidated Statements of Cash Flows for the six months ended September 30, 2012 and 2011; and (iv) Notes to Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101.0 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CORVEL CORPORATION

By:	/s/ V. Gordon Clemons
V. Gordon Clemons, Chairman of the Board, President and Chief Executive Officer

By:	/s/ Scott R. McCloud
Scott R. McCloud,
Chief Financial Officer

November 2, 2012