Form 10-Q
period 2012-12-31
CORVEL CORP
filed 2013-02-08
CIK 874866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

or

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

The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value per share, as of January 29, 2013 was 10,823,784.

CORVEL CORPORATION

FORM 10-Q

Part I — Financial Information

Item 1. Financial Statements

CORVEL CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2012 (Unaudited)
Assets
Current Assets
Cash and cash equivalents (Note A)	$6,597,000	$20,769,000
Customer deposits	5,816,000	8,169,000
Accounts receivable, net	49,334,000	43,377,000
Prepaid taxes and expenses	12,263,000	7,815,000
Deferred income taxes	7,237,000	7,493,000

Total current assets	81,247,000	87,623,000
Property and equipment, net	47,364,000	44,675,000
Goodwill	36,814,000	36,814,000
Other intangibles, net (Note F)	6,146,000	5,781,000
Other assets	311,000	94,000

TOTAL ASSETS	$171,882,000	$174,987,000

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts and taxes payable	$12,773,000	$13,785,000
Accrued liabilities	31,989,000	34,495,000

Total current liabilities	44,762,000	48,280,000
Deferred income taxes	16,738,000	16,738,000
Commitments and contingencies (Notes G and H)
Stockholders’ Equity
Common stock, $.0001 par value: 120,000,000 shares authorized at March 31, 2012 and December 31, 2012; 26,261,874 shares issued (11,308,773 shares outstanding, net of Treasury shares) and 26,372,978 shares issued (10,865,835 shares outstanding, net of Treasury shares) at March 31, 2012 and December 31, 2012, respectively	3,000	3,000
Paid-in capital	105,907,000	110,020,000
Treasury Stock (14,953,101 shares at March 31, 2012 and 15,507,143 shares at December 31, 2012)	(270,574,000)	(294,250,000)
Retained earnings	275,046,000	294,196,000

Total stockholders’ equity	110,382,000	109,969,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$171,882,000	$174,987,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED INCOME STATEMENTS — UNAUDITED

	Three Months Ended December 31,
	2011	2012
REVENUES	$101,381,000	$107,287,000
Cost of revenues	80,155,000	85,553,000

Gross profit	21,226,000	21,734,000
General and administrative expenses	12,332,000	11,710,000

Income before income tax provision	8,894,000	10,024,000
Income tax provision	3,494,000	4,100,000

NET INCOME	$5,400,000	$5,924,000

Net income per common and common equivalent share
Basic	$0.47	$0.53

Diluted	$0.47	$0.53

Weighted average common and common equivalent shares
Basic	11,421,000	11,117,000
Diluted	11,574,000	11,213,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED INCOME STATEMENTS — UNAUDITED

	Nine Months Ended December 31,
	2011	2012
REVENUES	$308,241,000	$317,351,000
Cost of revenues	235,859,000	249,600,000

Gross profit	72,382,000	67,751,000
General and administrative expenses	37,218,000	35,866,000

Income before income tax provision	35,164,000	31,885,000
Income tax provision	13,685,000	12,735,000

NET INCOME	$21,479,000	$19,150,000

Net income per common and common equivalent share
Basic	$1.86	$1.70

Diluted	$1.84	$1.69

Weighted average common and common equivalent shares
Basic	11,521,000	11,233,000
Diluted	11,677,000	11,338,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Nine Months Ended December 31,
	2011	2012
Cash flows from Operating Activities
NET INCOME	$21,479,000	$19,150,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,613,000	11,854,000
Loss on disposal of assets	158,000	406,000
Stock compensation expense	1,870,000	650,000
Write-off of uncollectible accounts	1,602,000	1,737,000
Deferred income tax	(673,000)	(256,000)
Changes in operating assets and liabilities
Accounts receivable	1,243,000	4,220,000
Customer deposits	608,000	(2,353,000)
Prepaid taxes and expenses	(385,000)	4,448,000
Other assets	(272,000)	216,000
Accounts and taxes payable	(330,000)	1,012,000
Accrued liabilities	(7,888,000)	2,506,000

Net cash provided by operating activities	28,025,000	43,590,000

Cash Flows from Investing Activities
Acquisition, net of cash	(45,000)	—
Purchase of property and equipment	(16,715,000)	(9,206,000)

Net cash (used in) investing activities	(16,760,000)	(9,206,000)

Cash Flows from Financing Activities
Purchase of treasury stock	(16,264,000)	(23,676,000)
Tax effect of stock option exercises	1,009,000	1,035,000
Exercise of common stock options	1,629,000	2,268,000
Exercise of employee stock purchase options	157,000	161,000

Net cash (used in) financing activities	(13,469,000)	(20,212,000)

Increase (decrease) in cash and cash equivalents	(2,204,000)	14,172,000
Cash and cash equivalents at beginning of period	12,269,000	6,597,000

Cash and cash equivalents at end of period	$10,065,000	$20,769,000

Supplemental Cash Flow Information:
Income taxes paid	$12,707,000	$6,759,000
Accrual of legal settlement	$2,800,000	$—
Purchase of software license under finance agreement	$861,000	$—

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

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

The Company evaluated all subsequent events or transactions through the date of filing this report. During the period subsequent to December 31, 2012, the Company repurchased 51,710 shares for $2,279,000 for an average of $44.06 per share. These shares were repurchased under the Company’s ongoing share repurchase program described in Note C. In January, the Company entered into a three year agreement totaling $3.5 million for desktop software licenses; the license period begins April 1, 2013.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2013. For further information, refer to the consolidated financial statements and footnotes for the fiscal year ended March 31, 2012 included in the Company’s Annual Report on Form 10-K.

Basis of Presentation: The consolidated financial statements include the accounts of CorVel and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates: The preparation of financial statements in compliance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. Actual results could differ from those estimates. Significant estimates include the values assigned to intangible assets, capitalized software development, the allowance for doubtful accounts, accrual for income taxes, share-based payments related to performance based awards, loss contingencies, estimated claims for claims administration revenue recognition, estimates used in stock options valuations, and accrual for self-insurance reserves.

Cash and Cash Equivalents: Cash and cash equivalents consist of short-term highly-liquid investment-grade interest-bearing securities with maturities of 90 days or less when purchased. The carrying amounts of the Company’s financial instruments approximate their fair values at March 31, 2012 and December 31, 2012.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

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

The carrying amount of the Company’s financial instruments (i.e. cash, accounts receivable, accounts payable, etc.) are all Level 1 and approximate their fair values at March 31, 2012 and December 31, 2012. The Company has no Level 2 or Level 3 assets.

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

December 31, 2012

Note A — Basis of Presentation and Summary of Significant Accounting Policies (continued)

Management evaluates agreements with customers in accordance with the provision of the revenue recognition topic that addresses multiple-deliverable revenue arrangements. The multiple-deliverable arrangements entered into consist of bundled managed care which included various units of accounting such as network solutions, and patient management which includes claims administration. Such elements are considered separate units of accounting due to each element having value to the customer on a stand-alone basis. The selling price for each unit of accounting is determined using contract price and management estimates. When the Company’s customers purchase several products the pricing of the products sold is generally the same as if the product were sold on an individual basis. Revenue is recognized as the work is performed in accordance with our customer contracts. Based upon the nature of the Company’s products, bundled managed care elements are generally delivered in the same accounting period. The Company recognizes revenue for patient management claims administration services over the life of the customer contract. The Company estimates, based upon prior experience in managing claims, the deferral amount from when the claim is received to when the customer contract expires.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

Note A — Basis of Presentation and Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements: In July 2012, the FASB issued guidance that revises the requirements regarding how entities test indefinite-lived intangible assets, other than goodwill, for impairment. The guidance allows companies to perform a qualitative assessment before calculating the fair value of the reporting unit. If entities determine, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is more likely than not greater than the carrying amount, a quantitative calculation would not be needed. The guidance becomes effective for the Company at the beginning of its first quarter of fiscal 2014. The adoption of this guidance does not have a material impact on the Company’s financial statements.

Accounts Receivable: The majority of the Company’s accounts receivable are due from companies in the property and casualty insurance industries, self-insured employers, and government entities. Accounts receivable are generally due within 30 days and are stated as amounts due from customers net of an allowance for doubtful accounts. Those accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company and the condition of the general economy and the industry as a whole. No one customer accounted for 10% or more of accounts receivable at either March 31, 2012 or December 31, 2012. No one customer accounted for 10% or more of revenue during either of the three and nine month periods ended December 31, 2011 or 2012.

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

Income Taxes: The Company provides for income taxes in accordance with provisions specified in ASC 740, “Accounting for Income Taxes”. Accordingly, deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities. These differences will result in taxable or deductible amounts in the future, based on tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. In making an assessment regarding the probability of realizing a benefit from these deductible differences, management considers the Company’s current and past performance, the market environment in which the Company operates, tax-planning strategies and the length of carry-forward periods for loss carry-forwards, if any. Valuation allowances are established when necessary to reduce deferred tax assets to amounts that are more likely than not to be realized. Further, the Company provides for income tax issues not yet resolved with federal, state and local tax authorities. The balance of the unrecognized tax benefits as of March 31, 2012 and December 31, 2012 was $983,000 and $1,238,000, respectively.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

Note A — Basis of Presentation and Summary of Significant Accounting Policies (continued)

Earnings Per Share: Earnings per common share-basic is based on the weighted average number of common shares outstanding during the period. Earnings per common share-diluted is based on the weighted average number of common shares and common share equivalents outstanding during the period. In calculating earnings per share, earnings are the same for the basic and diluted calculations. Weighted average shares outstanding decreased in the December 2012 quarter compared to the same quarter of the prior year primarily due to repurchase of shares under the Company’s share repurchase program. See also Note D.

Note B — Stock Based Compensation and Stock Options

Under the Company’s Restated Omnibus Incentive Plan (formerly the Restated 1988 Executive Stock Option Plan) (“the Plan”) as in effect at December 31, 2012, options for up to 9,682,500 shares of the Company’s common stock may be granted over the life of the Plan to key employees, non-employee directors and consultants at exercise prices not less than the fair market value of the stock at the date of grant. Options granted under the Plan are non-statutory stock options and generally vest 25% one year from date of grant and the remaining 75% vesting ratably each month for the next 36 months. The options granted to employees and the board of directors expire at the end of five years and ten years from date of grant, respectively.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model with the assumptions included in the table below. The Company uses historical data among other factors to estimate the expected volatility, the expected option life, and the expected forfeiture rate. The risk-free rate is based on the interest rate paid on a U.S. Treasury issue with a term similar to the estimated life of the option. Based upon the historical experience of options cancellations, the Company has estimated an annualized forfeiture rate of 8.99% and 12.85% for the three months ended December 31, 2011 and 2012, respectively. Forfeiture rates will be adjusted over the requisite service period when actual forfeitures differ, or are expected to differ, from the estimate. The following assumptions were used to estimate the fair value of options granted during the three months ended December 31, 2011 and 2012 using the Black-Scholes option-pricing model:

	Three Months Ended December 31,
	2011	2012
Risk-free interest rate	0.91%	0.73%
Expected volatility	47%	47%
Expected dividend yield	0.00%	0.00%
Expected forfeiture rate	8.99%	12.85%
Expected weighted average life of option in years	4.9 years	4.5 years

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

Note B — Stock Options and Stock-Based Compensation (continued)

All options granted in the nine months ended December 31, 2011 and 2012 were granted at fair market value and are non-statutory stock options.

The table below shows the amounts recognized in the financial statements for stock compensation expense for time based options and performance based options during the three and nine months ended December 31, 2011 and 2012, respectively.

	Three Months Ended
	December 31, 2011	December 31, 2012
Cost of revenues	$121,000	$115,000
General and administrative	420,000	148,000

Total cost of stock-based compensation included in income before income tax provision	541,000	263,000
Amount of income tax benefit recognized	(216,000)	(107,000)

Amount charged against net income	$325,000	$156,000

Effect on diluted net income per share	$(0.03)	$(0.01)

	Nine Months Ended
	December 31, 2011	December 31, 2012
Cost of revenues	$371,000	$343,000
General and administrative	1,499,000	307,000

Total cost of stock-based compensation included in income before income tax provision	1,870,000	650,000
Amount of income tax benefit recognized	(735,000)	(266,000)

Amount charged against income	$1,135,000	$384,000

Effect on diluted income per share	$(0.10)	$(0.03)

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

Note B — Stock Options and Stock-Based Compensation (continued)

Summarized information for all stock options for the three and nine months ended December 31, 2011 and 2012 follows:

	Three Months Ended December 31, 2011		Three Months Ended December 31, 2012
	Shares	Average Price	Shares	Average Price
Options outstanding, beginning	799,034	$30.62	632,265	$35.41
Options granted	95,050	52.76	16,650	43.22
Options exercised	(54,366)	27.57	(28,938)	24.90
Options cancelled	(159)	29.41	(24,183)	44.58

Options outstanding, ending	839,559	$33.32	595,794	$35.76

	Nine Months Ended December 31, 2011		Nine Months Ended December 31, 2012
	Shares	Average Price	Shares	Average Price
Options outstanding, beginning	813,970	$29.26	751,023	$34.19
Options granted	140,275	50.50	48,350	43.12
Options exercised	(109,339)	25.36	(130,617)	25.08
Options cancelled	(5,347)	28.41	(72,962)	43.58

Options outstanding, ending	839,559	$33.32	595,794	$35.76

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

Note B — Stock Options and Stock-Based Compensation (continued)

The following table summarizes the status of stock options outstanding and exercisable at December 31, 2012:

Range of Exercise Price	Number of Outstanding Options	Weighted Average Remaining Contractual Life	Outstanding Options – Weighted Average Exercise Price	Exercisable Options – Number of Exercisable Options	Exercisable Options – Weighted Average Exercise Price
$15.55 to $25.82	150,949	2.21	$20.82	132,951	$20.61
$25.83 to $35.20	132,452	2.39	$29.83	93,757	$29.83
$35.21 to $46.00	146,739	4.92	$41.23	49,545	$39.60
$46.01 to $52.76	165,654	3.36	$49.28	26,355	$47.57

Total	595,794	3.24	$35.76	302,608	$28.93

A summary of the status for all outstanding options at December 31, 2012, and changes during the three months then ended, is presented in the table below:

	Number of Options	Weighted Average Exercise Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value as of December 31, 2012
Options outstanding at October 1, 2012	632,265	$35.41
Granted	16,650	43.22
Exercised	(28,938)	24.90
Cancelled – forfeited	(23,583)	44.93
Cancelled – expired	(600)	31.20

Ending outstanding	595,794	$35.76	3.24	$6,146,835

Ending vested and expected to vest	536,324	$34.52	3.14	$6,050,455

Ending exercisable at December 31, 2012	302,608	$28.93	2.63	$4,888,979

The weighted-average grant-date fair value of options granted during the three months ended December 31, 2011 and 2012, was $21.80 and $17.05, respectively.

Included in the above-noted stock option grants and stock compensation expense are performance based stock options under which vesting occurs only upon the Company achieving certain revenue or earnings per shares targets as determined by the Company’s board of directors. These options were valued in the same manner as the time vesting options. However, the Company only recognizes stock compensation to the extent that the targets are determined to be achieved which allow the options to vest. The Company recognized $221,000 and $0 of stock compensation expense for the three months ended December 31, 2011 and 2012, respectively, for performance based stock options.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

Note C — Treasury Stock and Subsequent Event

The Company’s Board of Directors initially approved the commencement of a share repurchase program in the fall of 1996. In February 2012, the Board approved a 1,000,000 share expansion of the repurchase program to 16,000,000 shares over the life of the share repurchase program. Since the commencement of the share repurchase program, the Company has spent $294 million to repurchase 15,507,143 shares of its common stock, equal to 59% of the outstanding common stock had there been no repurchases. The average price of these repurchases was $18.97 per share. These repurchases were funded primarily from the net earnings of the Company, along with the proceeds from the exercise of common stock options. During the three and nine months ended December 31, 2012, the Company repurchased 395,096 shares for $16.7 million and 554,042 shares for $23.7 million, respectively. The Company had 10,865,835 shares of common stock outstanding as of December 31, 2012, net of the 15,507,143 shares in treasury. Subsequent to the end of the quarter, through January 29, 2013, the Company repurchased 51,710 shares for $2,279,000 for an average of $44.06 per share.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

Note D — Weighted Average Shares and Net Income Per Share

Weighted average basic common shares decreased from 11,421,000 for the quarter ended December 31, 2011 to 11,117,000 for the quarter ended December 31, 2012. Weighted average diluted common and common equivalent shares decreased from 11,574,000 for the quarter ended December 31, 2011 to 11,213,000 for the quarter ended December 31, 2012. The net decrease in both of these weighted share calculations is due to the repurchase of common stock as noted above, offset by an increase in shares outstanding due to the exercise of stock options under the Company’s employee stock option plan.

Net income per common and common equivalent shares was computed by dividing net income by the weighted average number of common and common stock equivalents outstanding during the quarter. The calculations of the basic and diluted weighted shares for the three and nine months ended December 31, 2011 and 2012, are as follows:

	Three Months Ended December 31,
	2011	2012
Net Income	$5,400,000	$5,924,000

Basic:
Weighted average common shares outstanding	11,421,000	11,117,000

Net Income per share	$0.47	$0.53

Diluted:
Weighted average common shares outstanding	11,421,000	11,117,000
Treasury stock impact of stock options	153,000	96,000

Total common and common equivalent shares	11,574,000	11,213,000

Net Income per share	$0.47	$0.53

	Nine Months Ended December 31,
	2011	2012
Net Income	$21,479,000	$19,150,000

Basic:
Weighted average common shares outstanding	11,521,000	11,233,000

Net Income per share	$1.86	$1.70

Diluted:
Weighted average common shares outstanding	11,521,000	11,233,000
Treasury stock impact of stock options	156,000	105,000

Total common and common equivalent shares	11,677,000	11,338,000

Net Income per share	$1.84	$1.69

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

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

Note F — Other Intangible Assets

Other intangible assets consist of the following at December 31, 2012:

Item	Life	Cost	Nine Months Ended December 31, 2012 Amortization Expense	Accumulated Amortization at December 31, 2012	Cost, Net of Accumulated Amortization at December 31, 2012
Covenants Not to Compete	5 Years	$775,000	$38,000	$699,000	$76,000
Customer Relationships	18-20 Years	7,922,000	317,000	2,348,000	5,574,000
TPA Licenses	15 Years	204,000	10,000	73,000	131,000

Total		$8,901,000	$365,000	$3,120,000	$5,781,000

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

Note G — Line of Credit

In September 2012, the Company renewed a line of credit agreement. The line is with a financial institution to provide a revolving credit facility with borrowing capacity of up to $10 million. Borrowings under this agreement, as amended, bear interest, at the Company’s option, at a fixed LIBOR-based rate plus 1.50% or at a fluctuating rate determined by the financial institution to be 1.50% above the daily one-month LIBOR rate. The loan covenants require the Company to maintain the current assets to liabilities ratio of at least 1.25:1, debt to tangible net worth not greater than 1.25:1 and have positive net income. There were no outstanding revolving loans at any time during fiscal 2012 or the nine months ended December 31, 2012, or as of the date hereof, but letters of credit in the aggregate amount of $8.0 million have been issued separate from the line of credit and therefore do not reduce the amount of borrowings available under the revolving credit facility. The renewed credit agreement expires in September 2013.

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

On June 23, 2011, CorVel and class counsel executed a definitive settlement agreement. The settlement agreement contains the same terms and conditions as were set forth in the Memorandum of Understanding. Accordingly, CorVel made a $9 million cash payment into escrow on July 6, 2011. As set forth in the settlement agreement, certain contingencies such as preliminary court approval, resolutions of objections filed by class members challenging the fairness of the settlement, class members excluded from the settlement not exceeding a materiality threshold, and final court approval, must be satisfied before the settlement can become final.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

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

In February 2005, Kathleen Roche, D.C., as plaintiff, filed a putative class action in Circuit Court for the 20th Judicial District, St. Clair County, Illinois, against the Company. The case sought unspecified damages based on the Company’s alleged failure to direct patients to medical providers who were members of the CorVel CorCare PPO network and also alleged that the Company used biased and arbitrary computer software to review medical providers’ bills. The Company denies that its conduct was improper in any way and denied all liability. On October 29, 2010, the Company entered into a settlement agreement providing for the payment of $2.1 million to class members and up to an additional $700,000 for attorneys’ fees and expenses, and as a result the Company accrued $2.8 million of estimated liability for this settlement agreement during the quarter ended September 30, 2010. In exchange for the settlement payment by the Company, class members consisting of Illinois medical providers (excluding hospitals) have released the Company and all of its affiliates for claims relating to any PPO or usual and customary reductions recommended by the Company on class members’ medical bills. On January 21, 2011, the Circuit Court gave final approval to the settlement and awarded class counsel $700,000 in attorneys’ fees and expenses. A modified final judgment approving the settlement and addressing certain class notice issues was approved on January 20, 2012; the modified judgment did not change the financial terms of the settlement or the release. Final payments were sent to class members on July 16, 2012 and the final report and accounting to the Court was completed in November 2012.

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

Organizational Structure

The Company’s management is structured geographically with regional vice-presidents who report to the Chief Executive Officer of the Company. Each of these regional vice-presidents is responsible for all services provided by the Company in his or her particular region and for the operating results of the Company in multiple states. These regional vice presidents have area and district managers who are also responsible for all services provided by the Company in their given area and district.

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

Summary of Quarterly Results

The Company generated revenues of $107.3 million for the quarter ended December 31, 2012, an increase of $5.9 million, or 5.8%, compared to revenues of $101.4 million for the quarter ended December 31, 2011. The increase in revenues was primarily due to an increase in patient management.

The Company’s cost of revenues increased by $5.4 million, from $80.2 million in the December 31, 2011 quarter to $85.6 million in the December 31, 2012 quarter, an increase of 6.7%. As the Company has experienced a shift in managed care services to lower margin services, cost of revenue has increased and gross margin has decreased. TPA services require additional labor. As we have added customers in this area, we have had to hire additional direct labor resources, causing the increase in cost of revenues. In addition, pharmacy costs have increased as the volume of prescription processing has increased.

The Company’s general and administrative expense decreased by $0.6 million, from $12.3 million in the December 31, 2011 quarter to $11.7 million in the December 31, 2012 quarter, a decrease of 5.0%. This decrease is primarily due to an increase in efforts to manage the Company’s non-information technology general and administrative costs.

The Company’s income tax expense increased by $0.9 million, or 17.3%, from $3.5 million, in the December 31, 2011 quarter to $4.1 million in the December 31, 2012 quarter. The increase in income tax expense was primarily due to the increase in income before income taxes.

Weighted diluted shares decreased from 11.6 million shares in the December 31, 2011 quarter to 11.2 million shares in the December 31, 2012 quarter, a decrease of 361,000 shares, or 3.1%. This decrease was due primarily to the repurchase of 554,042 shares of common stock in the June 2012, September 2012, and December 2012 quarters.

Diluted earnings per share increased from $0.47 in the December 31, 2011 quarter to $0.53 in the December 31, 2012 quarter, an increase of $0.06 per share, or 12.7%. The increase in diluted earnings per share was due to the increase in income before income taxes offset by a reduction in the number of shares outstanding due to the shares repurchased.

Results of Operations for the three months ended December 31, 2011 and 2012

The Company derives its revenues from providing patient management and network solutions services to payors of workers’ compensation benefits, auto insurance claims and health insurance benefits. Patient management services include claims management, case management, 24/7 nurse triage, utilization management, vocational rehabilitation and life care planning. Network solutions services include medical bill review, PPO management, enhanced bill review, provider reimbursement, professional review, pharmacy services, directed care services, Medicare solutions and clearinghouse services. The percentage of total revenues attributable to patient management and network solutions services for the quarters ended December 31, 2011 and December 31, 2012 are as follows:

Percentage of Revenues

	December 31, 2011	December 31, 2012
Patient management services	48.4%	51.8%
Network solutions services	51.6%	48.2%

The following table sets forth, for the periods indicated, the dollar amounts, dollar and percent changes, share changes, and the percentage of revenues represented by certain items reflected in the Company’s consolidated income statements for the three months ended December 31, 2011 and December 31, 2012. The Company’s past operating results are not necessarily indicative of future operating results.

	Three Months Ended	Three Months Ended		Percentage
	December 31, 2011	December 31, 2012	Change	Change
Revenue	$101,381,000	$107,287,000	$5,906,000	5.8%
Cost of revenues	80,155,000	85,553,000	5,398,000	6.7%

Gross profit	21,226,000	21,734,000	508,000	2.4%

Gross profit as percentage of revenue	20.9%	20.3%
General and administrative	12,332,000	11,710,000	(622,000)	(5.0%)
General and administrative as percentage of revenue	12.2%	10.9%

Income before income tax provision	8,894,000	10,024,000	1,130,000	12.7%

Income before income tax provision as percentage of revenue	8.8%	9.3%
Income tax provision	3,494,000	4,100,000	606,000	17.3%

Net income	$5,400,000	$5,924,000	$524,000	9.7%

Weighted Shares
Basic	11,421,000	11,117,000	(304,000)	(2.7%)
Diluted	11,574,000	11,213,000	(361,000)	(3.1%)
Earnings Per Share
Basic	$0.47	$0.53	$0.06	12.8%
Diluted	$0.47	$0.53	$0.06	12.8%

Revenues

Change in revenue from the quarter ended December 31, 2011 to the quarter ended December 31, 2012

Revenues increased from $101.4 million for the three months ended December 31, 2011 to $107.3 million for the three months ended December 31, 2012, an increase of $5.9 million, or 5.8%. The increase in revenues was primarily due to an increase in patient management which includes case management services that was consistent with the prior year’s increase, and all services sold to TPA customers which increased by 25% over the prior year. The 25% increase in TPA revenue was partially offset by a decrease in network solutions due to a decline in volume and the loss of a few customers which were not significant in size. The increase in patient management services was primarily due to an increase in the level of services provided to new TPA customers.

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

Change in cost of revenue from the quarter ended December 31, 2011 to the quarter ended December 31, 2012

The Company’s cost of revenues increased from $80.2 million in the three months ended December 31, 2011 to $85.6 million in the three months ended December 31, 2012, an increase of $5.4 million or 6.7%. As the Company has experienced a shift in managed care services to lower margin services, cost of revenue has increased and gross margin has decreased. TPA services require additional labor. The Company expects TPA revenue to continue growing and as a result, the Company expects continued decline in margins unless we are successful in improving operating efficiencies, increase prices, or growth in higher margin services. As we have added customers in this area, we have had to hire additional direct labor resources, causing the increase in cost of revenues. In addition, pharmacy costs have increased as the volume of prescription processing has increased.

General and Administrative Expense

For the quarter ended December 31, 2012, general and administrative expense consisted of approximately 60% of corporate systems costs which include corporate systems support, implementation and training, amortization of software development costs, depreciation of the hardware costs in the Company’s national systems, the Company’s national wide area network and other systems related costs. The remaining 40% of the general and administrative expense consisted of national marketing, national sales support, corporate legal, corporate insurance, human resources, accounting, product management, new business development and other general corporate matters.

Change in general and administrative expense from the quarter ended December 31, 2011 to the quarter ended December 31, 2012

General and administrative expense decreased from $12.3 million in the quarter ended December 31, 2011 to $11.7 million in the quarter ended December 31, 2012, a decrease of $0.6 million, or 5.0%. This decrease is primarily due to an increase in efforts to manage the Company’s general and administrative costs, reducing travel, and reducing head count during a period of slower revenue growth. Additionally, the Company has a decreased in stock compensation expense due to not meeting targets set for performance options.

Income Tax Provision

Change in income tax expense from the quarter ended December 31, 2011 to the quarter ended December 31, 2012

The Company’s income tax expense increased by $0.6 million, or 17.3%, from $3.5 million for the quarter ended December 31, 2011 to $4.1 million for the quarter ended December 31, 2012 due to the increase in income before income taxes from $8.9 million to $10.0 million during the same periods. The income tax expense as a percentage of income before income taxes, also known as the effective tax rate, was 39.3% for the quarter ended December 31, 2011 and 40.9% for the quarter ended December 31, 2012. The income tax provision rates were based upon management’s review of the Company’s estimated annual income tax rate, including state taxes. This effective tax rate differed from the statutory federal tax rate of 35.0% primarily due to state income taxes and certain non-deductible expenses offset by tax credits. Additionally, the state rate increased due to various tax law changes at the state level.

Results of Operations for the nine months ended December 31, 2011 and the nine months ended December 31, 2012

The following table sets forth, for the periods indicated, the dollar amounts, dollar and percent changes, share changes, and the percentage of revenues represented by certain items reflected in the Company’s consolidated income statements for the nine months ended December 31, 2011 and December 31, 2012. The Company’s past operating results are not necessarily indicative of future operating results.

	Nine Months Ended	Nine Months Ended		Percentage
	December 31, 2011	December 31, 2012	Change	Change
Revenue	$308,241,000	$317,351,000	$9,110,000	3.0%
Cost of revenues	235,859,000	249,600,000	13,741,000	5.8%

Gross profit	72,382,000	67,751,000	(4,631,000)	(6.4%)

Gross profit as percentage of revenue	23.5%	21.3%
General and administrative	37,218,000	35,866,000	(1,352,000)	(3.6%)
General and administrative as percentage of revenue	12.1%	11.3%

Income before income tax provision	35,164,000	31,885,000	(3,279,000)	(9.3%)

Income before income tax provision as percentage of revenue	11.4%	10.0%
Income tax provision	13,685,000	12,735,000	(950,000)	(6.9%)

Net income	$21,479,000	$19,150,000	$(2,329,000)	(10.8%)

Weighted Shares
Basic	11,521,000	11,233,000	(288,000)	(2.5%)
Diluted	11,677,000	11,338,000	(339,000)	(2.9%)
Earnings Per Share
Basic	$1.86	$1.70	($0.16)	(8.6%)
Diluted	$1.84	$1.69	($0.15)	(8.2%)

Revenues

Change in revenue from the nine months ended December 31, 2011 to the nine months ended December 31, 2012

Revenues increased from $308.2 million for the nine months ended December 31, 2011 to $317.4 million for the nine months ended December 31, 2012, an increase of $9.1 million, or 3.0%. The Company’s patient management revenues increased $15.8 million, or 11%, from $147 million in the nine months ended December 31, 2011 to $163 million in the nine months ended December 31, 2012. The increase in patient management services was primarily due to an increase in the level of services provided to new and existing TPA customers. The Company’s network solutions revenues decreased from $161 million in the nine months ended December 31, 2011 to $155 million in the nine months ended December 31, 2012, a decrease of $6.7 million, or 4%. The decrease in network solutions revenue was primarily due to a decrease in volume of higher priced services, such as bill review, offset by an increase in volume of lower priced services, such as pharmacy.

Cost of Revenues

Change in cost of revenue from the nine months ended December 31, 2011 to the nine months ended December 31, 2012

The Company’s cost of revenues increased from $235.9 million in the nine months ended December 31, 2011 to $249.6 million in the nine months ended December 31, 2012, an increase of $13.7 million, or 5.8%. This increase was partially due to the increase in the volume of services which generated the 3.0% revenue increase for the same periods. Additionally, the Company had an increase in volume, as previously discussed, of lower margin services offset by a decrease in higher margin services which resulted in a cost increase greater than the revenue increase. Direct salaries increased from $62 million for the nine months ended December 31, 2011 to $68 million for the nine months ended December 31, 2012. The increase in salaries is due to hiring adjusters and growth in our call center staff. Direct pharmacy costs increased from $31 million for the nine months ended December 31, 2011 to $37 million for the nine months ended December 31, 2012.

General and Administrative Expense

Change in general and administrative expense from the nine months ended December 31, 2011 to the nine months ended December 31, 2012

General and administrative expense decreased from $37.2 million in the nine months ended December 31, 2011 to $35.9 million in the nine months ended December 31, 2012, a decrease of $1.4 million, or 3.6%. This decrease is primarily due to the Company’s efforts to manage non-systems related general and administrative costs during a period of slower revenue growth. Almost half of this decrease occurred in the quarter ended December 31, 2012, which was primarily due to an increase in efforts to manage the Company’s general and administrative costs, reducing travel, and reducing head count during a period of slower revenue growth. Additionally, the Company has a decreased in stock compensation expense due to not meeting targets set for performance options.

Income Tax Provision

The Company’s income tax expense decreased by $1.0 million, or 6.9%, from $13.7 million for the nine months ended December 31, 2011 to $12.7 million for the nine months ended December 31, 2012 due to the decrease in income before income taxes from $35.2 million to $31.9 million. The income tax expense as a percentage of income before income taxes, also known as the effective tax rate, was 38.9% for the nine months ended December 31, 2011 and 39.9% for the nine months ended December 31, 2012. The income tax provision rates were based upon management’s review of the Company’s estimated annual income tax rate, including state taxes. This effective tax rate differed from the statutory federal tax rate of 35.0% primarily due to state income taxes and certain non-deductible expenses offset by tax credits. Additionally, the state rate increased due to various tax law changes at the state level.

Liquidity and Capital Resources

The Company has historically funded its operations and capital expenditures primarily from cash flow from operations, and to a lesser extent, proceeds from stock option exercises. Working capital increased $2.9 million, from $36.5 million as of March 31, 2012 to $39.3 million as of December 31, 2012, primarily due to an increase in cash from $6.6 million as of March 31, 2012 to $20.8 million as of December 31, 2012. Cash increased due to a decrease in days sales outstanding from 43 to 37 due to movement of customers to electronic payments and implementation of additional cash application automation, and no legal settlements during the current period.

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

As of December 31, 2012, the Company had $20.8 million in cash and cash equivalents, invested primarily in short-term, interest-bearing, highly liquid investment-grade securities with maturities of 90 days or less in federally regulated banks.

In September 2012, the Company renewed a line of credit agreement. The line is with a financial institution to provide a revolving credit facility with borrowing capacity of up to $10 million. Borrowings under this agreement, as amended, bear interest, at the Company’s option, at a fixed LIBOR-based rate plus 1.50% or at a fluctuating rate determined by the financial institution to be 1.50% above the daily one-month LIBOR rate. The loan covenants require the Company to maintain the current assets to liabilities ratio of at least 1.25:1, debt to tangible net worth not greater than 1.25:1 and have positive net income. There were no outstanding revolving loans at any time during fiscal 2012 or the nine months ended December 31, 2012, or as of the date hereof, but letters of credit in the aggregate amount of $8.0 million have been issued separate from the line of credit and therefore do not reduce the amount of borrowings available under the revolving credit facility. The renewed credit agreement expires in September 2013.

The Company has historically required substantial capital to fund the growth of its operations, particularly working capital to fund the growth in accounts receivable and capital expenditures. The Company believes, however, that the cash balance at December 31, 2012 along with anticipated internally generated funds, will be sufficient to meet the Company’s expected cash requirements for at least the next twelve months.

Operating Cash Flows

Nine months ended December 31, 2011 compared to nine months ended December 31, 2012

Net cash provided by operating activities increased from $28.0 million in the nine months ended December 31, 2011 to $43.6 million in the nine months ended December 31, 2012, an increase of $15.6 million. The increase in cash flow from operating activities was primarily due to the fact that in the prior fiscal year the Company paid down accrued liabilities of $9 million due to a one-time payment of a legal settlement. The current fiscal year has not had any large litigation settlements.

Investing Activities

Nine months ended December 31, 2011 compared to nine months ended December 31, 2012

Net cash flow used in investing activities decreased from $16.8 million in the nine months ended December 31, 2011 to $9.2 million in the nine months ended December 31, 2012, a decrease of $7.6 million. The decrease in net cash used in investing activities is primarily due to a decrease in the software development activity and a decrease in remodeling and furnishing office space in the nine months ended December 31, 2012 compared to the same period in the prior fiscal year.

Financing Activities

Nine months ended December 31, 2011 compared to nine months ended December 31, 2012

Net cash flow used in financing activities increased from $13.5 million for the nine months ended December 31, 2011 to $20.2 million for the nine months ended December 31, 2012, an increase of $6.7 million. The increase in cash flow used in financing activities was primarily due to an increase in the amount spent on treasury share repurchases from $16.3 million for the nine months ended December 31, 2011 to $23.7 million for the nine months ended December 31, 2012.

Contractual Obligations

The following table summarizes the Company’s contractual obligations outstanding as of December 31, 2012.

	Payments Due by Period
		Within One	Between One and	Between Three and	More than
	Total	Year	Three Years	Five Years	Five Years
Operating leases	$46,510,000	$12,983,000	$20,911,000	$10,617,000	$1,999,000
Uncertain tax positions *	1,238,000	1,238,000	—	—	—

Total	$47,748,000	$14,221,000	$20,911,000	$10,617,000	$1,999,000

*	See Note A to the Notes to Consolidated Financial Statements

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

On June 23, 2011, CorVel and class counsel executed a definitive settlement agreement. The settlement agreement contains the same terms and conditions as were set forth in the Memorandum of Understanding. Accordingly, CorVel made a $9 million cash payment into escrow on July 6, 2011. As set forth in the settlement agreement, certain contingencies such as preliminary court approval, resolutions of objections filed by class members challenging the fairness of the settlement, class members excluded from the settlement not exceeding a materiality threshold, and final court approval, must be satisfied before the settlement can become final.

On June 23, 2011, the 27th Judicial District Court for the Parish of St. Landry, Louisiana granted preliminary approval of settlement and set a deadline of October 16, 2011 for parties to opt out of or object to the proposed settlement. Notice of the settlement was given to Class Members. The Court gave final approval of the settlement on November 4, 2011. No appeal was filed so the judgment became final on January 17, 2012. CorVel is in the process of completing the dismissal of all claims covered by the settlement in state and federal court.

In exchange for the settlement payment by CorVel, class members released CorVel and all of its affiliates and clients for any claims relating in any way to re-pricing, payment for, or reimbursement of a workers’ compensation bill, including but not limited to claims under the AWPA. Plaintiffs have also agreed to a notice procedure that CorVel may follow in the future to comply with the AWPA.

In February 2005, Kathleen Roche, D.C., as plaintiff, filed a putative class action in Circuit Court for the 20th Judicial District, St. Clair County, Illinois, against the Company. The case sought unspecified damages based on the Company’s alleged failure to direct patients to medical providers who were members of the CorVel CorCare PPO network and also alleged that the Company used biased and arbitrary computer software to review medical providers’ bills. The Company denies that its conduct was improper in any way and denied all liability. On October 29, 2010, the Company entered into a settlement agreement providing for the payment of $2.1 million to class members and up to an additional $700,000 for attorneys’ fees and expenses, and as a result the Company accrued $2.8 million of estimated liability for this settlement agreement during the quarter ended September 30, 2010. In exchange for the settlement payment by the Company, class members consisting of Illinois medical providers (excluding hospitals) have released the Company and all of its affiliates for claims relating to any PPO or usual and customary reductions recommended by the Company on class members’ medical bills. On January 21, 2011, the Circuit Court gave final approval to the settlement and awarded class counsel $700,000 in attorneys’ fees and expenses. A modified final judgment approving the settlement and addressing certain class notice issues was approved on January 20, 2012; the modified judgment did not change the financial terms of the settlement or the release. Final payments were sent to class members on July 16, 2012 and the final report and accounting to the Court was completed in November 2012.

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

Management evaluates agreements with customers in accordance with the provision of the revenue recognition topic that addresses multiple-deliverable revenue arrangements. The multiple-deliverable arrangements entered into consist of bundled managed care which included various units of accounting such as network solutions, and patient management which includes claims administration. Such elements are considered separate units of accounting due to each element having value to the customer on a stand-alone basis. The selling price for each unit of accounting is determined using contract price and management estimates. When the Company’s customers purchase several products the pricing of the products sold is generally the same as if the product were sold on an individual basis. Revenue is recognized as the work is performed in accordance with our customer contracts. Based upon the nature of the Company’s products, bundled managed care elements are generally delivered in the same accounting period. The Company recognizes revenue for patient management claims administration services over the life of the customer contract. The Company estimates, based upon prior experience in managing claims, the deferral amount from when the claim is received to when the customer contract expires.

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

The Company must make significant judgments and estimates in determining contractual and bad debt allowances in any accounting period. One significant uncertainty inherent in the Company’s analysis is whether its past experience will be indicative of future periods. Although the Company considers future projections when estimating contractual and bad debt allowances, the Company ultimately makes its decisions based on the best information available to it at that time. Adverse changes in general economic conditions or trends in reimbursement amounts for the Company’s services could affect the Company’s contractual and bad debt allowance estimates, collection of accounts receivable, cash flows, and results of operations. No one customer accounted for 10% or more of accounts receivable at March 31, 2012 or December 31, 2012.

Goodwill and Long-Lived Assets: Goodwill arising from business combinations represents the excess of the purchase price over the estimated fair value of the net assets of the acquired business. Pursuant to ASC 350-10 through ASC 350-30, “Goodwill and Other Intangible Assets,” goodwill is tested annually for impairment or more frequently if circumstances indicate the potential for impairment. Also, management tests for impairment of its amortizable intangible assets and long-lived assets annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company’s impairment is conducted at a regional level. The measurement of fair value is based on an evaluation of market capitalization and is further tested using a multiple of earnings approach. In projecting the Company’s cash flows, management considers industry growth rates and trends and cost structure changes. Based on the Company’s tests and reviews, no impairment of its goodwill, intangible assets or other long-lived assets existed at December 31, 2012. However, future events or changes in current circumstances could affect the recoverability of the carrying value of goodwill and long-lived assets. Should an asset be deemed impaired, an impairment loss would be recognized to the extent the carrying value of the asset exceeded its estimated fair market value.

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

Share-Based Compensation: The Company accounts for share based compensation in accordance with the provisions of ASC Topic 718 “Compensation – Stock Compensation”. Under ASC 718, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). For the quarter ended December 31, 2012, the Company recorded share-based compensation expense of $263,000. Share-based compensation expense recognized is based on awards ultimately expected to vest; therefore, it has been reduced for estimated forfeitures. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s term, and the Company’s expected annual dividend yield. The Company’s management believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

The Company does not believe there is a reasonable likelihood there will be a material change in the future estimates or assumptions used to determine stock-based compensation expense. However, if actual results are not consistent with these estimates or assumptions, the Company may be exposed to changes in stock-based compensation expense that could be material.

Software Development Costs: Development costs incurred in the research and development of new software products and enhancements to existing software products for internal use are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional external and internal software development costs are capitalized and amortized on a straight-line basis over the estimated economic life of the related product, which is typically five years. The Company performs an annual review of the estimated economic life and the recoverability of such capitalized software costs. If a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, any remaining capitalized amounts are written off. Although the Company believes that its approach to estimates and judgments as described herein is reasonable, actual results could differ and the Company may be exposed to increases or decreases in revenue that could be material.

Recent Accounting Standards Update

In July 2012, the FASB issued guidance that revises the requirements around how entities test indefinite-lived intangible assets, other than goodwill, for impairment. The guidance allows companies to perform a qualitative assessment before calculating the fair value of the reporting unit. If entities determine, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is more likely than not greater than the carrying amount, a quantitative calculation would not be needed. The guidance becomes effective for us at the beginning of our first quarter of fiscal 2014. The adoption of this guidance does not have a material impact on our financial statements.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2012, the Company held no market risk sensitive instruments for trading purposes, and the Company did not employ any derivative financial instruments, other financial instruments, or derivative commodity instruments to hedge any market risk. The Company had no debt outstanding as of December 31, 2012, and therefore, had no market risk related to debt.

Item 4 — Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2012, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 23, 2011, CorVel and class counsel executed a definitive settlement agreement. The settlement agreement contains the same terms and conditions as were set forth in the Memorandum of Understanding. Accordingly, CorVel made a $9 million cash payment into escrow on July 6, 2011. As set forth in the settlement agreement, certain contingencies such as preliminary court approval, resolutions of objections filed by class members challenging the fairness of the settlement, class members excluded from the settlement not exceeding a materiality threshold, and final court approval, must be satisfied before the settlement can become final.

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

In February 2005, Kathleen Roche, D.C., as plaintiff, filed a putative class action in Circuit Court for the 20th Judicial District, St. Clair County, Illinois, against the Company. The case sought unspecified damages based on the Company’s alleged failure to direct patients to medical providers who were members of the CorVel CorCare PPO network and also alleged that the Company used biased and arbitrary computer software to review medical providers’ bills. The Company denies that its conduct was improper in any way and denied all liability. On October 29, 2010, the Company entered into a settlement agreement providing for the payment of $2.1 million to class members and up to an additional $700,000 for attorneys’ fees and expenses, and as a result the Company accrued $2.8 million of estimated liability for this settlement agreement during the quarter ended September 30, 2010. In exchange for the settlement payment by the Company, class members consisting of Illinois medical providers (excluding hospitals) have released the Company and all of its affiliates for claims relating to any PPO or usual and customary reductions recommended by the Company on class members’ medical bills. On January 21, 2011, the Circuit Court gave final approval to the settlement and awarded class counsel $700,000 in attorneys’ fees and expenses. A modified final judgment approving the settlement and addressing certain class notice issues was approved on January 20, 2012; the modified judgment did not change the financial terms of the settlement or the release. Final payments were sent to class members on July 16, 2012 and the final report and accounting to the Court was completed in November 2012.

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

On June 23, 2011, CorVel and class counsel executed a definitive settlement agreement. The settlement agreement contains the same terms and conditions as were set forth in the Memorandum of Understanding. Accordingly, CorVel made a $9 million cash payment into escrow on July 6, 2011. As set forth in the settlement agreement, certain contingencies such as preliminary court approval, resolutions of objections filed by class members challenging the fairness of the settlement, class members excluded from the settlement not exceeding a materiality threshold, and final court approval, must be satisfied before the settlement can become final.

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

In February 2005, Kathleen Roche, D.C., as plaintiff, filed a putative class action in Circuit Court for the 20th Judicial District, St. Clair County, Illinois, against the Company. The case sought unspecified damages based on the Company’s alleged failure to direct patients to medical providers who were members of the CorVel CorCare PPO network and also alleged that the Company used biased and arbitrary computer software to review medical providers’ bills. The Company denies that its conduct was improper in any way and denied all liability. On October 29, 2010, the Company entered into a settlement agreement providing for the payment of $2.1 million to class members and up to an additional $700,000 for attorneys’ fees and expenses, and as a result the Company accrued $2.8 million of estimated liability for this settlement agreement during the quarter ended September 30, 2010. In exchange for the settlement payment by the Company, class members consisting of Illinois medical providers (excluding hospitals) have released the Company and all of its affiliates for claims relating to any PPO or usual and customary reductions recommended by the Company on class members’ medical bills. On January 21, 2011, the Circuit Court gave final approval to the settlement and awarded class counsel $700,000 in attorneys’ fees and expenses. A modified final judgment approving the settlement and addressing certain class notice issues was approved on January 20, 2012; the modified judgment did not change the financial terms of the settlement or the release. Final payments were sent to class members on July 16, 2012 and the final report and accounting to the Court was completed in November 2012.

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

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the period covered by this report. The following table shows the repurchases of the Company’s common stock made by or on behalf of the Company in open-market transactions for the quarter ended December 31, 2012 pursuant to a publicly announced plan.

			Total Number of
			Shares Purchased	Maximum Number
			as Part of Publicly	of Shares that may
	Total Number of	Average Price Paid	Announced	yet be Purchased
Period	Shares Purchased	Per Share	Program	Under the Program
October 1 to October 31, 2012	32,262	$44.14	32,262	855,691
November 1 to November 30, 2012	126,289	42.48	126,289	729,402
December 1 to December 31, 2012	236,545	42.95	236,545	492,857

Total	395,096	$43.24	395,096	492,857

In 1996, the Company’s Board of Directors authorized a stock repurchase program for up to 100,000 shares of the Company’s common stock. The Company’s Board of Directors has periodically increased the number of shares authorized for repurchase under the repurchase program. The most recent increase occurred in February 2012 and brought the number of shares authorized for repurchase over the life of the program to 16,000,000 shares. There is no expiration date for the repurchase program. As of December 31, 2012, the Company had repurchased 15,507,143 shares of its common stock.

Item 3 — Defaults Upon Senior Securities – None.

Item 4 — Mine Safety Disclosures – Not applicable.

Item 5 — Other Information – None.

Item 6 — Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Company. Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 10, 2011.

3.2	Amended and Restated Bylaws of the Company. Incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 filed on August 14, 2006.

3.3	Certification of Designation Increasing the Number of Shares of Series A Junior Participating Preferred Stock. Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 24, 2008.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2012 and March 31, 2012; (ii) Consolidated Statements of Income for the three and nine months ended December 31, 2012 and 2011; (iii) Consolidated Statements of Cash Flows for the nine months ended December 31, 2012 and 2011; and (iv) Notes to Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101.0 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CORVEL CORPORATION

By:	/s/ V. Gordon Clemons,
V. Gordon Clemons, Chairman of the Board, President, and Chief Executive Officer

By:	/s/ Scott R. McCloud
Scott R. McCloud, Chief Financial Officer

February 7, 2013