Form 10-K
period 2013-03-31
CORVEL CORP
filed 2013-06-10
CIK 874866

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

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

As of September 30, 2012, the aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates of the Registrant was approximately $273,360,000 based on the closing price per share of $44.75 for the Registrant’s common stock as reported on the Nasdaq Global Select Market on such date multiplied by 6,108,593 shares (total outstanding shares of 11,238,777 less 5,130,184 shares held by affiliates) of the Registrant’s common stock which were outstanding on such date. For the purposes of the foregoing calculation only, all of the Registrant’s directors, executive officers and persons known to the Registrant to hold ten percent or greater of the Registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: As of May 28, 2013, there were 10,761,661 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Items 10 through 14 of Part III of this Form 10-K, to the extent not set forth herein, is incorporated herein by reference to portions of the Registrant’s definitive proxy statement for the Registrant’s 2013 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended March 31, 2013. Except with respect to the information specifically incorporated by reference in this Form 10-K, the Registrant’s definitive proxy statement is not deemed to be filed as a part of this Form 10-K.

CORVEL CORPORATION

2013 FORM 10-K ANNUAL REPORT

i

In this report, the terms “CorVel”, “Company”, “we”, “us”, and “our” refer to CorVel Corporation and its subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, but not limited to, the statements about our plans, strategies and prospects under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. Words such as “expects”, “anticipates”, “intends”, “plans”, “predicts”, “believes”, “seeks”, “estimates”, “potential”, “continue”, “strive”, “ongoing”, “may”, “will”, “would”, “could”, and “should”, and variations of these words or similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on management’s current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by management, and we can give no assurance that we will achieve our plans, intentions or expectations. Certain important factors could cause actual results to differ materially from the forward-looking statements we make in this report. Representative examples of these factors include (without limitation):

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

PART I

Item 1.    Business.

INTRODUCTION

CorVel is a national provider of workers’ compensation solutions for employers, third party administrators, insurance companies, and government agencies seeking to control costs and promote positive outcomes. The Company applies technology, intelligence, and a human touch to the challenges of risk management so that their clients can intervene early and often while being connected to the critical intelligence they need to proactively manage risk. CorVel specializes in applying advanced communication and information technology to improve healthcare management for workers’ compensation, group health, auto and liability claims management. With a technology platform at its core, the Company’s connected solution is delivered by a national team of associates who are committed to helping clients deliver programs that meet their organization’s performance goals.

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

FISCAL 2013 DEVELOPMENTS

Company Stock Repurchase Program

During fiscal 2013, the Company continued to repurchase shares of its common stock under a plan originally approved by the Company’s Board of Directors in 1996. In February 2012, the Company’s Board of Directors increased the number of shares authorized to be repurchased over the life of the plan by 1,000,000 shares to 16,000,000 shares. During fiscal 2013, the Company spent $30.7 million to repurchase 705,406 shares of its common stock. Since commencing this program in the fall of 1996, the Company has repurchased 15,658,507 shares of its common stock through March 31, 2013, at a cost of $301 million. These repurchases were funded primarily from the Company’s operating cash flows.

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

CorVel has a long-term strategy of network development, providing comprehensive networks to our customers and customization of networks to meet the specific needs of our customers. The Company believes that the combination of its national PPO strength and presence and the local PPO developers’ commitment and community involvement enables CorVel to build, support and strengthen its PPO in size, quality, depth of discount, and commitment to service.

The Company has a team of national, regional and local personnel supporting the CorVel network. This team includes a national PPO manager in addition to locally based PPO developers who are responsible for local recruitment, contract negotiations, credentialing and re-credentialing of providers, and working with customers to develop customer specific provider networks. Each bill review operation has provider relations support staff to address provider grievances and other billing issues.

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

INDUSTRY, CUSTOMERS AND MARKETING

CorVel serves a diverse group of customers that include insurers, third party administrators, self-administered employers, government agencies, municipalities, state funds, and numerous other industries. CorVel is able to provide workers’ compensation services to virtually any size employer and in any state or region of the United States. No single customer of the Company represented more than 10% of revenues in fiscal 2011, 2012, or 2013. Many claims management decisions in workers’ compensation are the responsibility of the local claims office of national or regional insurers. The Company’s national branch office network enables the Company to market and offer its services at both a local and national account level. The Company is placing increasing emphasis on national account marketing. The sales and marketing activities of the Company are conducted primarily by account executives located in key geographic areas.

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

The past few years have seen acceleration in the technology world, and advancements seem to be progressing at a pace that few, if any, have ever witnessed. The proliferation of smart phones and tablet computers allows the Company’s clients to stay connected at any time, from anywhere. This capability provides immediate access and begins to present business opportunities that were previously predicated on a less connected environment. The Company continues to leverage the new wave of technology in order to connect all of the parties involved in the workers’ compensation process in ways that were unimaginable in the past. As with general health, the workers compensation line continues to migrate to being a medical management business, with policymakers, employers, and carriers struggling to manage and control the costs of medical care (Source “National Council on Compensation Insurance”), the Company will continue to focus the execution of its strategy to provide industry leading claims management and cost containment solutions to the market.

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

EMPLOYEES

As of March 31, 2013, CorVel had 3,172 employees, including nurses, therapists, counselors and other employees. No employees are represented by any collective bargaining unit. Management believes the Company’s relationship with its employees to be good.

AVAILABLE INFORMATION

Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, and other filings made with the Securities and Exchange Commission, are available free of charge through our Web site (http://www.corvel.com, under the Investor section) as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission. The inclusion of our Web site address and the address of any of our portals, such as www.caremc.com and www.onlinedocumentcenter.com, in this report does not include or incorporate by reference into this report any information contained on, or accessible through, such Web sites.

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

Declines in workers’ compensation claims may materially harm our results of operations.

Within the past few years, the economy has performed below historical averages which leads to fewer workers on a national level and could lead to fewer work-related injuries. If declines in workers’ compensation costs occur in many states and persist over the long-term, it would have a material impact on our business, financial condition and results of operations.

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

We are sensitive to regional weather conditions that may adversely affect our operations.

Our operations are directly affected in the short-term by the weather conditions in certain of our regions of operation. Therefore our business is sensitive to the weather conditions of these regions. Unusually inclement weather, including significant rain, snow, sleet, freezing rain or ice can temporarily affect our operations if clients are forced to close operational centers. Accordingly, our operating results may vary from quarter to quarter, depending on the impact of these weather conditions.

Natural and other disasters may adversely affect our business.

We may be vulnerable to damage from severe weather conditions or natural disasters, including hurricanes, fires, floods, earthquakes, power loss, communications failures and similar events, including the effects of war or acts of terrorism. If a disaster were to occur, our ability to operate our business could be seriously or completely impaired or destroyed. The insurance we maintain may not be adequate to cover our losses resulting from disasters or other business interruptions.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties.

The Company’s principal executive office is located in Irvine, California in approximately 12,000 square feet of leased space. The lease expires in January 2020. The Company leases approximately 92 branch offices in 45 states, which range in size from 500 square feet up to 26,000 square feet. The lease terms for the branch offices range from monthly to ten years and expire through 2020. The Company believes that its facilities are adequate for its current needs and that suitable additional space will be available as required.

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

Market Information

The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol CRVL. The quarterly high and low per share sales prices for the Company’s common stock for fiscal years 2012 and 2013 as reported by NASDAQ are set forth below for the periods indicated. These prices represent prices among dealers, do not include retail markups, markdowns or commissions, and may not represent actual transactions.

	High	Low
Fiscal Year Ended March 31, 2012:
Quarter Ended June 30, 2011:	$54.19	$42.64
Quarter Ended September 30, 2011:	51.54	38.04
Quarter Ended December 31, 2011:	54.64	40.67
Quarter Ended March 31, 2012:	54.23	39.46
Fiscal Year Ended March 31, 2013:
Quarter Ended June 30, 2012:	$49.83	$39.71
Quarter Ended September 30, 2012:	51.36	42.91
Quarter Ended December 31, 2012:	45.72	40.31
Quarter Ended March 31, 2013:	50.00	42.57

Holders.    As of May 28, 2013, there were approximately 1,390 holders of record of the Company’s common stock according to the information provided by the Company’s transfer agent.

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

Unregistered Sales of Equity Securities.    None.

Issuer Purchases of Equity Securities:    The following table summarizes purchases of the Company’s common stock made by or on behalf of the Company for the quarter ended March 31, 2013 pursuant to a publicly announced plan.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that may yet be Purchased Under the Program
January 1 to January 31, 2013	56,930	$44.24	56,930	435,927
February 1 to February 28, 2013	50,741	47.05	50,741	385,186
March 1 to March 31, 2013	43,753	48.92	43,753	341,433

Total	151,424	$46.67	151,424	341,433

In 1996, the Company’s Board of Directors authorized a stock repurchase program initially for up to 100,000 shares of the Company’s common stock. The Company’s Board of Directors has periodically increased the number of shares authorized for repurchase under the program. In February 2012, the board authorized an increase in the number of shares to be repurchased over the life of the program to 16,000,000. As of March 31, 2013, the Company has repurchased 15,658,507 shares its common stock. There is no expiration date for the plan.

STOCK PERFORMANCE GRAPH

The graph depicted below shows a comparison of cumulative total stockholder returns for the Company, the Nasdaq and the Nasdaq Health Services Index over a five year period beginning on March 31, 2008. The data depicted on the graph are as set forth in the chart below the graph. The graph assumes that $100 was invested in the Company’s Common Stock on March 31, 2008, and in each index, and that all dividends were reinvested. No cash dividends have been paid or declared on the Common Stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

CorVel Stock Performance Graph

	2008	2009	2010	2011	2012	2013
CorVel Corporation	100.00	66.10	116.87	173.85	130.40	161.78
U.S. Nasdaq	100.00	67.07	105.22	122.02	135.65	143.37
U.S. Nasdaq Healthcare Services	100.00	81.42	113.63	121.50	138.94	178.39

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

Item 6.    Selected Financial Data.

The selected consolidated financial data of the Company appears in a separate section of this Annual Report on Form 10-K immediately preceding the Management Discussion and Analysis of Financial Condition and Results of Operation section and is incorporated herein by this reference.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations appears in a separate section of this Annual Report on Form 10-K and is incorporated herein by this reference.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2013, the Company held no market risk sensitive instruments for trading purposes and the Company did not employ any derivative financial instruments, other financial instruments, or derivative commodity instruments to hedge any market risk. The Company had no debt outstanding as of March 31, 2013, and therefore, had no market risk related to debt.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2013, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of March 31, 2013 to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Our independent registered public accounting firm, Haskell & White LLP, has issued an audit report on the effectiveness of our internal control over financial reporting as of March 31, 2013 as stated in their report that is included in Part II, Item 8 herein.

Changes to Internal Control over Financial Reporting

During the quarter ended March 31, 2013, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

On March 1, 2013, CorVel Corporation granted performance options to its Chief Executive Officer, Gordon Clemons, its Chief Financial Officer, Scott R. McCloud, its Chief Information Officer, Donald C. McFarlane, and Diane Blaha, its Senior Vice President, Sales and Account Management, to purchase 10,000 shares, 500 shares, 3,000 shares, and 3,000 shares, respectively, of CorVel’s common stock under and pursuant to the terms of the CorVel Restated Omnibus Incentive Plan (Formerly the Restated 1988 Executive Stock Option Plan). These performance options will vest based on the achievement of certain performance criteria, approved by CorVel’s Board of Directors and Compensation Committee, relating to certain earnings per share targets in calendar years 2013, 2014 and 2015. The exercise price of the options equaled the closing price of CorVel’s common stock as quoted by the Nasdaq Global Select Market on the date of grant.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The information in the sections titled “Proposal One: Election of Directors,” “Corporate Governance, Board Composition and Board Committees,” “Executive Officers of CorVel,” and “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the Company’s Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders is incorporated herein by reference.

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

Item 11.    Executive Compensation.

The information in the sections titled “Executive Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” and “Compensation of Directors,” appearing in the Company’s Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder  Matters.

The information in the sections titled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matter” and “Equity Compensation Plan Information” appearing in the Company’s Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13.    Certain Relationships and Related Party Transactions, and Director Independence.

The information in the sections titled “Certain Relationships and Related Person Transactions,” “Proposal One: Election of Directors,” and “Corporate Governance, Board Composition and Board Committees” appearing in the Company’s Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services.

The information under the captions “Principal Accountant Fees and Services”, “Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors” and “Ratification of Appointment of Independent Auditors” appearing in the Company’s Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)(1)  Financial Statements:

The Company’s financial statements appear in a separate section of this Annual Report on Form 10-K beginning on the pages referenced below:

(2)  Financial Statement Schedule:

The Company’s consolidated financial statements, as listed under Item 15(a) (1), appear in a separate section of this Annual Report on Form 10-K. The Company’s financial statement schedule is as follows:

Schedule II — Valuation and Qualifying Accounts

	Balance at Beginning of Year	Additions Charged to Cost and Expenses	Deductions	Balance at End of Year
Allowance for doubtful accounts:
Fiscal Year Ended March 31, 2013:	$2,395,000	$2,123,000	$(2,223,000)	$2,295,000
Fiscal Year Ended March 31, 2012:	2,588,000	2,146,000	(2,339,000)	2,395,000
Fiscal Year Ended March 31, 2011:	2,754,000	2,434,000	(2,600,000)	2,588,000

(3)  Exhibits:

EXHIBITS

Exhibit No.	Title	Method of Filing
3.1	Amended and Restated Certificate of Incorporation of the Company	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 10, 2011.
3.2	Amended and Restated Bylaws of the Company	Incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 filed on August 14, 2006.
3.3	Certificate of Designation Increasing the Number of Shares of Series A Junior Participating Preferred Stock	Incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed on November 24, 2008.
4.1	Second Amended and Restated Preferred Shares Rights Agreement, dated as of November 17, 2008, by and between CorVel Corporation and Computershare Trust Company, N.A., including the original Certificate of Designation, the Certificate of Designation Increasing the Number of Shares, the form of Right Certificate (as amended) and the Summary of Rights (as amended) attached thereto as Exhibits A-1, A-2, A-3, B and C, respectively	Incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K filed on November 24, 2008.
10.1*	Nonqualified Stock Option Agreement between V. Gordon Clemons, the Company and North Star together with all amendments and addendums thereto	Incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 Registration No. 33-40629 initially filed on May 16, 1991.
10.2*	Supplementary Agreement between V. Gordon Clemons, the Company and North Star	Incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 Registration No. 33-40629 initially filed on May 16, 1991.
10.3*	Amendment to Supplementary Agreement between Mr. Clemons, the Company and North Star	Incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1992 filed on June 29, 1992.
10.4*	Restated Omnibus Incentive Plan (Formerly The Restated 1988 Executive Stock Option Plan)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 10, 2011.
10.5*	Forms of Notice of Grant of Stock Option, Stock Option Agreement and Notice of Exercise Under the Restated Omnibus Incentive Plan (Formerly The Restated 1988 Executive Stock Option)	Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 filed on November 9, 2006, Exhibits 10.7, 10.8 and 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994 filed on June 29, 1994, Exhibits 99.2, 99.3, 99.4, 99.5, 99.6, 99.7 and 99.8 to the Company’s Registration Statement on Form S-8 (File No. 333-94440) filed on July 10, 1995, and Exhibits 99.3 and 99.5 to the Company’s Registration Statement on Form S-8 (File No. 333-58455) filed on July 2, 1998.
10.6*	Employment Agreement of V. Gordon Clemons	Incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 Registration No. 33-40629 initially filed on May 16, 1991.

Exhibit No.	Title	Method of Filing
10.7*	Restated 1991 Employee Stock Purchase Plan, as amended	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on August 12, 2010.
10.8	Fidelity Master Plan for Savings and Investment, and amendments	Incorporated herein by reference to Exhibits 10.16 and 10.16A to the Company’s Registration Statement on Form S-1 Registration No. 33-40629 initially filed on May 16, 1991.
10.9	Second Amended and Restated Preferred Shares Rights Agreement, dated as of November 17, 2008, by and between CorVel Corporation and Computershare Trust Company, N.A., including the original Certificate of Designation, the Certificate of Designation Increasing the Number of Shares, the form of Rights Certificate (as amended) and the Summary of Rights (as amended) attached thereto as Exhibits A-1, A-2, A-3, B and C, respectively	Incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K filed on November 24, 2008.
10.13†*	Stock Option Agreement dated May 26, 2006 by and between CorVel Corporation and Scott McCloud, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 2, 2006.
10.14*†	Stock Option Agreement dated May 26, 2006 by and between CorVel Corporation and Don McFarlane, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K/A filed on July 6, 2007.
10.15	Credit Agreement dated May 28, 2009 by and between CorVel Corporation and Wells Fargo Bank, National Association.	Incorporated herein by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed on June 4, 2009.
10.16	Revolving Line of Credit Note dated May 28, 2009 by CorVel Corporation in favor of Wells Fargo Bank, National Association.	Incorporated herein by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed on June 4, 2009.
10.17	Form of Partial Waiver of Automatic Option Grant executed by Directors	Incorporated herein by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 filed on November 8, 2007.
10.19*†	Stock Option Agreement dated February 4, 2008 by and between CorVel Corporation and Scott McCloud, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008 filed on June 16, 2008.
10.20*†	Stock Option Agreement dated February 4, 2008 by and between CorVel Corporation and Don McFarlane, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008 filed on June 16, 2008.
10.21	Partial Waiver of Automatic Option Grant by Jean Macino dated February 8, 2008	Incorporated herein by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008 filed on June 16, 2008.
10.23*†	Stock Option Agreement dated February 24, 2009 by and between CorVel Corporation and Scott R. McCloud, providing for performance vesting	Incorporated herein by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012 filed on June 8, 2012.

Exhibit No.	Title	Method of Filing
10.24*†	Stock Option Agreement dated February 24, 2009 by and between CorVel Corporation and Donald C. McFarlane, providing for performance vesting	Incorporated herein by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012 filed on June 8, 2012.
10.25*†	Stock Option Agreement dated February 5, 2009 by and between CorVel Corporation and Diane J. Blaha, providing for performance vesting	Incorporated herein by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009 filed on June 12, 2009.
10.26*†	Stock Option Agreement dated February 24, 2009 by and between CorVel Corporation and Diane J. Blaha, providing for performance vesting	Incorporated herein by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012 filed on June 8, 2012.
10.27	Summary of Terms of Oral Agreement to Repurchase Shares of Common Stock held by V. Gordon Clemons.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009 filed on February 5, 2010.
10.29*†	Stock Option Agreement granted November 2, 2009 by and between CorVel Corporation and Scott R. McCloud, providing for performance vesting.	Refiled herewith.
10.30*†	Stock Option Agreement granted November 2, 2009 by and between CorVel Corporation and Donald C. McFarlane, providing for performance vesting	Refiled herewith.
10.31*†	Stock Option Agreement granted November 2, 2009 by and between CorVel Corporation and Diane J. Blaha, providing for performance vesting.	Refiled herewith.
10.32	First Amendment to Credit Agreement dated June 2, 2010 by and between CorVel Corporation and Wells Fargo Bank, National Association.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 7, 2010.
10.33	Revolving Line of Credit Note dated June 2, 2010 by CorVel Corporation in favor of Wells Fargo Bank, National Association.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 7, 2010.
10.34	Settlement Agreement and General Release between Corvel Corporation and Kathleen Roche, D.C., individually and on behalf of others similarly situated, dated October 29, 2010.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010 filed on November 8, 2010.
10.35	Summary of Terms of Oral Agreement to Repurchase Shares of Common Stock held by Corstar Holdings, Inc.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010 filed on November 8, 2010.
10.37*†	Stock Option Agreement dated December 6, 2010 between the company and Scott R. McCloud, providing performance vesting.	Refiled herewith.
10.38*†	Stock Option Agreement dated December 6, 2010 between the company and Donald C. McFarlane, providing performance vesting.	Refiled herewith.
10.39*†	Stock Option Agreement dated December 6, 2010 between the company and Diane Blaha, providing performance vesting.	Refiled herewith.

Exhibit No.	Title	Method of Filing
10.40	Settlement Agreement dated June 23, 2011 by and among CorVel Corporation and counsel for class representatives, George Raymond Williams, M.D., Orthopaedic Surgery, A Profession Medical, L.L.C. and Southwest Louisiana Hospital Association d/b/a Lake Charles Memorial Hospital, and all other class members.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 filed on August 5, 2011.
10.41	Second Amendment to Credit Agreement dated September 1, 2011 by and between CorVel Corporation and Wells Fargo Bank, National Association.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 31, 2011.
10.42	Revolving Line of Credit Note dated September 1, 2011 by CorVel Corporation in favor of Wells Fargo Bank, National Association.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 31, 2011.
10.44*†	Stock option agreement dated November 3, 2011, between the Company and Scott R. McCloud, providing performance vesting.	Refiled herewith.
10.45*†	Stock option agreement dated November 3, 2011, between the Company and Donald C. McFarlane, providing performance vesting.	Refiled herewith.
10.46*†	Stock option agreement dated November 3, 2011, between the Company and Diane Blaha, providing performance vesting.	Refiled herewith.
10.48	Second Amendment to Credit Agreement dated September 1, 2012 by and between CorVel Corporation and Wells Fargo Bank, National Association.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 7, 2012.
10.49	Revolving Line of Credit Note dated September 1, 2012 by CorVel Corporation in favor of Wells Fargo Bank, National Association.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 7, 2012.
10.51*†	Stock option agreement dated March 1, 2013, between the Company and Gordon Clemons, providing performance vesting.	Filed herewith.
10.52*†	Stock option agreement dated March 1, 2013, between the Company and Scott R. McCloud, providing performance vesting.	Filed herewith.
10.53*†	Stock option agreement dated March 1, 2013, between the Company and Donald C. McFarlane, providing performance vesting.	Filed herewith.
10.54*†	Stock option agreement dated March 1, 2013, between the Company and Diane Blaha, providing performance vesting.	Filed herewith.
21.1	Subsidiaries of the Company	Filed herewith.
23.1	Consent of Independent Registered Public Accounting Firm, Haskell & White LLP	Filed herewith.
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

Exhibit No.	Title	Method of Filing
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
101.0	The following materials from CorVel Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2013 and March 31, 2012; (ii) Consolidated Statements of Income for the fiscal years ended March 31, 2013, 2012 and 2011; (iii) Consolidated Statements of Stockholders’ Equity for the fiscal years ended March 31, 2013, 2012 and 2011; (iv) Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2013, 2012 and 2011; and (v) Notes to Consolidated Financial Statements(**)

*	— Denotes management contract or compensatory plan or arrangement.

**	— Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101.0 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

†	— Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Securities and Exchange Commission.

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
V. Gordon Clemons
Chairman of the Board, President, and Chief Executive Officer

Date: June 10, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 10, 2013.

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

SELECTED CONSOLIDATED FINANCIAL DATA

The following selected financial data for each of the five fiscal years ended March 31, 2013, have been derived from the Company’s audited consolidated financial statements. The following data should be read in conjunction with the Company’s Consolidated Financial Statements, the related notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The following amounts are in thousands, except per share data.

	Fiscal Year Ended March 31,
	2009	2010	2011	2012	2013
Statement of Income Data:
Revenues	$310,076	$337,968	$380,668	$412,668	$429,310
Cost of revenues	236,334	252,429	284,098	318,826	337,650

Gross profit	73,742	85,539	96,570	93,842	91,660
General and administrative	42,133	42,056	59,167	50,405	47,765

Income before income taxes	31,609	43,483	37,403	43,437	43,895
Income tax provision	12,332	17,387	12,740	16,885	17,165

Net income	$19,277	$26,096	$24,663	$26,552	$26,730

Net income per share:
Basic	$1.43	$2.09	$2.09	$2.31	$2.40

Diluted	$1.42	$2.06	$2.05	$2.28	$2.38

Shares used in computing net income per share:
Basic	13,458	12,499	11,801	11,476	11,128
Diluted	13,620	12,672	12,029	11,627	11,229
Return on beginning of year equity	20.0%	27.1%	25.8%	26.6%	24.2%
Return on beginning of year assets	13.7%	19.0%	17.6%	16.2%	15.6%

	2009	2010	2011	2012	2013
Balance Sheet Data as of March 31,
Cash and cash equivalents	$13,217	$10,242	$12,269	$6,597	$19,822
Accounts receivable, net	41,249	43,930	48,964	49,334	49,105
Working capital	28,096	27,196	27,389	36,485	40,145
Total assets	137,552	140,368	164,225	171,882	182,382
Retained earnings	197,735	223,831	248,494	275,046	301,776
Treasury stock	(185,762)	(218,323)	(248,931)	(270,574)	(301,301)
Total stockholders’ equity	96,297	95,728	99,639	110,382	111,402

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations may include certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including (without limitation) statements with respect to anticipated future operating and financial performance, growth and acquisition opportunities and other similar forecasts and statements of expectation. Words such as “expects,” “anticipates,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “potential,” “continue,” “strive,” “ongoing,” “may,” “will,” “would,” “could,” and “should” and variations of these words and similar expressions, are intended to identify these forward-looking statements. Forward-looking statements made by the Company and its management are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance.

The Company disclaims any obligations to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of these factors include (without limitation) general industry and economic conditions including a decreasing number of national claims due to a decreasing number of injured workers; cost of capital and capital requirements; existing and possible litigation and legal liability in the course of operations and the Company’s ability to resolve such litigation; cost of capital and capital requirements; competition from other managed care companies; the ability to expand certain areas of the Company’s business; shifts in customer demands; the ability of the Company to produce market-competitive software; changes in operating expenses including employee wages, benefits and medical inflation; governmental and public policy changes, including but not limited to legislative and administrative law and rule implementation or change; dependence on key personnel; the continued availability of financing in the amounts and at the terms necessary to support the Company’s future business; and the other risks identified under the heading “Risk Factors” appearing elsewhere in the report.

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

Organizational Structure

The Company’s management is structured geographically with regional vice-presidents who report to the Chief Executive Office of the Company. Each of these regional vice-presidents is responsible for all services provided by the Company in his or her particular region and responsible for the operating results of the Company in multiple states. These regional vice presidents have area and district managers who are also responsible for all services provided by the Company in their given area and district.

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

Summary of Fiscal 2013 Annual Results

The Company had revenues of $429 million for fiscal year ended March 31, 2013, an increase of $17 million, or 4%, compared to $413 million for fiscal year ended March 31, 2012. The increase was primarily due to growth in the TPA services within patient management. This growth was partially offset by a decline in revenue related to our case management and higher-margin network solutions business.

During fiscal 2013, the Company’s gross profit dropped to $91.7 million from $93.8 million in fiscal 2012. The decrease was primarily attributable to the loss of business with higher margins replaced by business with lower margins. The Company had record revenues in fiscal 2013; however, gross profit decreased $2.1 million from fiscal 2012 to fiscal 2013. We are uncertain if this trend will continue because pricing pressures could continue the profit decline while better efficiencies could cause gross profit to improve.

During fiscal 2013, the Company continued to improve its accounts receivable collections processes and reduced its days sales outstanding (“DSO”) from 43 days at March 31, 2012 to 40 days at March 31, 2013. The DSO at March 31, 2013 is the lowest for a fiscal year end in the history of the Company. This decrease is due to improved technology and consolidation of collections. We expect DSO to remain around 40 days.

During fiscal 2013, the Company’s general and administrative expenses dropped to $47.8 million from $50.4 million in fiscal 2012. The decrease is primarily due to a reduction in compensation expenses.

During fiscal 2013, the Company also continued to repurchase shares of its common stock under a plan originally approved by the Company’s Board of Directors in 1996. In February 2012, the Company’s Board of Directors increased the number of shares authorized to be repurchased over the life of the plan to 16,000,000 shares. During fiscal 2013, the Company spent $30.7 million to repurchase 705,406 shares of its common stock. Since commencing this program in the fall of 1996, the Company has repurchased 15,658,507 shares of its common stock through March 31, 2013, at a cost of $301 million. These repurchases were funded primarily from the Company’s operating cash flows.

Results of Operations

The Company derives its revenues from providing patient management and network solutions services to payors of workers’ compensation benefits, auto insurance claims and health insurance benefits. Patient management services include utilization review, medical case management, vocational rehabilitation, and claims processing. Network solutions revenues include fee schedule auditing, hospital bill auditing, independent medical examinations, diagnostic imaging review services and preferred provider referral services. The percentages of total revenues attributable to patient management and network solutions services for the fiscal years ended March 31, 2011, 2012, and 2013 are listed below.

	2011	2012	2013
Patient management services	47.0%	49.3%	51.5%
Network solutions services	53.0%	50.7%	48.5%

	100.0%	100.0%	100.0%

As noted in the table above, from fiscal 2012 to fiscal 2013 the mix of the Company’s revenues moved 2.2 percentage points from network solutions to patient management. This mix shift is primarily due to the Company’s increased focus in the sale of TPA services which are included with patient management services. The Company expects to have more growth in the sale of TPA services than its other services because we have more opportunities in revenue growth in TPA services.

The following table shows the consolidated income statements for the past three fiscal years and the dollar changes as well as the percentage changes for each fiscal year in thousands, except for per share information.

	Fiscal 2011	Fiscal 2012	Fiscal 2013	Amount Change from Fiscal 2011 to 2012	Amount Change from Fiscal 2012 to 2013	Percent Change from Fiscal 2011 to 2012	Percent Change from Fiscal 2012 to 2013
Revenues	$380,668	$412,668	$429,310	$32,000	$16,642	8.4%	4.0%
Cost of revenues	284,098	318,826	337,650	34,728	18,824	12.2	5.9

Gross profit	96,570	93,842	91,660	(2,728)	(2,182)	(2.8)	(2.3)
General and administrative	59,167	50,405	47,765	(8,762)	(2,640)	(14.8)	(5.2)

Income before income taxes	37,403	43,437	43,895	6,034	458	16.1	1.1
Income tax provision	12,740	16,885	17,165	4,145	280	32.5	1.7

Net income	$24,663	$26,552	$26,730	$1,889	$178	7.7%	0.7%

Net income per share:
Basic	$2.09	$2.31	$2.40	$0.22	$0.09	10.5%	3.9%
Diluted	$2.05	$2.28	$2.38	$0.23	$0.10	11.2%	4.4%
Shares used in net income per share:
Basic	11,801	11,476	11,128	(325)	(348)	(2.8%)	(3.0%)
Diluted	12,029	11,627	11,229	(402)	(398)	(3.3%)	(3.4%)

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

The following table sets forth, for the periods indicated, the percentage of revenues represented by certain items reflected in the Company’s consolidated statements of income. The Company’s past operating results are not necessarily indicative of future operating results. The percentages for the three fiscal years ended March 31, 2011, 2012 and 2013 are as follows:

	2011	2012	2013
Revenues	100.0%	100.0%	100.0%
Cost of revenues	74.6%	77.3%	78.6%

Gross profit	25.4%	22.7%	21.4%
General and administrative	15.5%	12.2%	11.1%

Income before income taxes	9.9%	10.5%	10.3%
Income tax provision	3.3%	4.1%	4.1%

Net Income	6.6%	6.4%	6.2%

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

Change in Revenue

Fiscal 2013 Compared to Fiscal 2012

Revenues increased by 4%, to $429 million in fiscal 2013, from $413 million in fiscal 2012, an increase of $17 million. The increase was primarily due to growth in the TPA services within patient management due to an increase in customers. This growth was partially offset by a decline in revenue related to our case management and higher-margin network solutions business due to fewer patient referrals from our non TPA customers. Patient management revenues, which include TPA services increased by $24 million, or 11.4%, from $198 million in fiscal 2012 to $222 million in fiscal 2013. Network solutions services decreased by $7 million, or 2.8%, from $215 million in fiscal 2012 to $208 million in fiscal 2013.

Fiscal 2012 Compared to Fiscal 2011

Revenues increased by 8% to $413 million in fiscal 2012, from $381 million in fiscal 2011, an increase of $32 million. The increase was primarily due to an increase in revenues from claims administration customers of our patient management service, due both to an increase in such customers and an increase in the services sold to existing claims administration customers. Additionally, to a lesser extent, the Company had an increase in network solutions revenues due to an increase in pharmacy services. Patient management revenues increased by $19 million, or 11%, from $179 million in fiscal 2011 to $198 million in fiscal 2012. Network solutions services increased by $13 million, or 6%, from $202 million in fiscal 2011 to $215 million in fiscal 2012.

Cost of Revenue

The Company’s cost of revenues consist of direct expenses, costs directly attributable to the generation of revenue, and field indirect costs which are incurred in the field to support the operations in the field offices which generate the revenue. Direct costs are primarily case manager salaries, bill review analysts, related payroll taxes and fringe benefits, and costs for Independent Medical Examinations (IME), prescription drugs, and MRI providers. Most of the Company’s revenues are generated in offices which provide both patient management services and network solutions services. The largest of the field indirect costs are manager salaries and bonus, account executive base pay and commissions, administrative and clerical support, field systems personnel, PPO network developers, related payroll taxes, fringe benefits, office rent, and telephone expense. During fiscal 2013, approximately 32% of the costs incurred in the field are field indirect costs which support both the patient management services and network solutions operations of the Company’s field operations.

Change in Cost of Revenue

Fiscal 2013 Compared to Fiscal 2012

The Company’s cost of revenues increased from $319 million in fiscal 2012 to $338 million in fiscal 2013, an increase of 5.9% or $19 million. The Company had record revenues in fiscal 2013; however, gross profit decreased $2.1 million from fiscal 2012 to fiscal 2013. The increase in cost of revenues is primarily due to the 4% increase in revenues noted above along with the loss of some higher-margin business replaced by some lower-margin business. Pharmacy costs increased from $43 million to $51 million due to an increase in revenue in this line of business. Additionally, direct labor costs increased from $84 million to $92 million due to increased services to TPA customers. During the past two fiscal years, the Company’s gross margin decreased from 23% to 21%. These margins will not improve unless the Company is either able to sell additional higher-margin services or develop operating efficiencies.

Fiscal 2012 Compared to Fiscal 2011

The Company’s cost of revenues increased from $284 million in fiscal 2011 to $319 million in fiscal 2012, an increase of 12.2%, or $35 million. The increase in cost of revenues is primarily due to the 8% increase in revenues noted above along with the loss of some higher-margin business replaced by some lower-margin business. From fiscal 2011 to fiscal 2012, the Company’s gross margin decreased from 25% to 23%. These margins will not improve unless the Company is either able to sell additional higher-margin services or develop operating efficiencies.

General and Administrative Expense

During fiscals years 2011, 2012 and 2013, approximately 54%, 56%, and 60% respectively, of general and administrative costs (exclusive of the $9.0 million Louisiana legal settlement accrual in fiscal 2011) consisted of corporate systems costs, which include the corporate systems support, implementation and training, rules engine development, national information technology (IT) strategy and planning, depreciation of the hardware costs in the Company’s corporate offices and backup data center, the Company’s national wide area network, and other systems related costs. The Company includes all IT related costs managed by the corporate office in general and administrative whereas the field IT related costs are included in the cost of revenues. The remaining general and administrative costs consist of national marketing, national sales support, corporate legal, corporate insurance, human resources, accounting, product management, new business development, and other general corporate expenses.

Change in General and Administrative Expense

Fiscal 2013 Compared to Fiscal 2012

General and administrative expense decreased 5.3% from $50 million in fiscal 2012 to $47.8 million in fiscal 2013. In fiscal 2013, the Company reduced compensation expenses, due to a lower headcount and lower annual bonuses due to lower performance against budget targets. Stock compensation also decreased from $1.8 million to $0.5 million due to the Company’s failure to achieve the targets on performance stock options.

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

Fiscal 2012 Compared to Fiscal 2011

General and administrative expense decreased 14.8% from $59 million in fiscal 2011 to $50 million in fiscal 2012. In fiscal 2011, the general and administrative costs include $9 million for the costs to settle litigation in Louisiana, which the Company did not have in fiscal 2012. Excluding the costs of this litigation, general and administrative expense was flat between fiscal 2011 and fiscal 2012. Systems related costs increased from $25 million in fiscal 2011 to $28 million in fiscal 2012. All other general and administrative expense decreased from $25 million in fiscal 2011 to $22 million in fiscal 2012.

Income Tax Provision

Fiscal 2013 Compared to Fiscal 2012

The Company’s income tax expense for fiscal years 2012 and 2013 was $17 million. The income tax expense was calculated based on a 39% tax rate that was consistent for both fiscal years.

Fiscal 2012 Compared to Fiscal 2011

The Company’s income tax expense for fiscal years 2011 and 2012, was $13 million and $17 million, respectively. The Company’s income tax expense in fiscal 2012 increased primarily due to the increase in pre-tax income from $37 million in fiscal 2011 to $43 million in fiscal 2012. The effective income tax rates for fiscal years 2011 and 2012 were 35% and 39% respectively. The increase in the effective income tax rate was primarily due to the recognition of a net benefit of $1,601,000 in fiscal 2011 due to the reduction in the FIN 48 liability originally recorded based upon review of the FIN 48 liability. The Company did not have any such adjustment in fiscal 2012. These rates differed from the statutory federal tax rate of 35% primarily due to state income taxes and certain non-deductible expenses.

Net Income

Fiscal 2013 Compared to Fiscal 2012

The Company’s net income for fiscal years 2012 and 2013 was $26.6 million and $26.7 million, respectively. The Company’s net income in fiscal 2013 increased due to the aforementioned drop in gross profit slightly offset by the drop in general and administrative costs.

Fiscal 2012 Compared to Fiscal 2011

The Company’s net income for fiscal years 2011 and 2012 was $25 million and $27 million, respectively. The Company’s net income in fiscal 2012 increased due to the accrual of $9 million in fiscal 2011 for the legal settlement of the Louisiana litigation and Roche litigation offset by the increase in profits from the rest of the Company’s operations. The Company did not have a similar legal accrual in fiscal 2012.

Earnings per Share

Fiscal 2013 Compared to Fiscal 2012

The Company’s diluted earnings per share for fiscal years 2012 and 2013 were $2.28 and $2.38, respectively. The Company’s earnings per share in fiscal 2013 increased due to a reduction in shares outstanding because of the shares repurchased in the Company’s share repurchase program which reduced weighted shares.

Fiscal 2012 Compared to Fiscal 2011

The Company’s diluted earnings per share for fiscal years 2011 and 2012 were $2.05 and $2.28, respectively. The Company’s earnings per share in fiscal 2012 increased due to the accrued legal settlement of the Louisiana litigation in fiscal 2011 and due to a reduction in shares outstanding because of the shares repurchased in the Company’s share repurchase program which reduced weighted shares.

Liquidity and Capital Resources

Introduction

The Company manages its liquidity and financial position in the context of its overall business strategy. The Company continually forecasts and manage its cash, investments, working capital balances and capital structure to meet the short- and long-term obligations of its businesses while seeking to maintain liquidity and financial flexibility. Cash flows generated from operating activities are principally from earnings before non-cash expenses. The risk of decreased operating cash flow from a decline in earnings is partially mitigated by the diversity of the Company’s services, geographies and customers, and the Company’s lack of any interest-bearing debt for the past 21 years.

The Company has historically funded its operations and capital expenditures primarily from cash flow from operations, and to a lesser extent, stock option exercises. The Company’s net accounts receivables have averaged below 43 days of average sales for the past two fiscal years and were at a fiscal year record low at 40 days at March 31, 2013. Property, net of accumulated depreciation, has historically averaged approximately 11% or less of annual revenue. The Company’s historical profit margins and historical ratio of investments in assets used in the business has allowed the Company to generate sufficient cash flow to repurchase $301 million of its common stock during the past fifteen fiscal years, without incurring debt, on inception-to-date net earnings of $301 million. The Company repurchases shares during periods of excess liquidity which has occurred in all 21 years the Company has been public. Should the Company have lower income or cash flows, it could reduce or eliminate the share repurchase program until earnings and cash flow improves. Working capital increased from $36 million to $39 million from March 31, 2012 to March 31, 2013 because of an increase in cash.

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

As of March 31, 2013, the Company had $20 million in cash and cash equivalents, invested primarily in short-term, interest-bearing highly liquid investment-grade securities with maturities of 90 days or less.

In September 2012, the Company renewed a line of credit agreement. The line is with a financial institution to provide a revolving credit facility with borrowing capacity of up to $10 million. Borrowings under this agreement, as amended, bear interest, at the Company’s option, at a fixed LIBOR-based rate plus 1.50% or at a fluctuating rate determined by the financial institution to be 1.50% above the daily one-month LIBOR rate. The loan covenants require the Company to maintain the current assets to liabilities ratio of at least 1.25:1, debt to tangible net worth not greater than 1.25:1 and have positive net income. There were no outstanding revolving loans at any time during fiscal 2013, or as of the date hereof, but letters of credit in the aggregate amount of $8.0 million have been issued under a letter of credit sub-limit that does not reduce the amount of borrowings available under the revolving credit facility. The credit agreement expires in September 2013.

The Company believes that the cash balance at March 31, 2013 along with anticipated internally generated funds, and the credit facility would be sufficient to meet the Company’s expected cash requirements for at least the next twelve months.

Operating Cash Flows

Fiscal 2013 Compared to Fiscal 2012

Net cash provided by operating activities increased from $36 million in fiscal 2012 to $55 million in fiscal 2013. The increase in cash provided by operations was primarily due to an overpayment of taxes in fiscal 2012 which then reduced the payments during fiscal 2013.

Fiscal 2012 Compared to Fiscal 2011

Net cash provided by operating activities decreased from $45 million in fiscal 2011 to $36 million in fiscal 2012. The decrease in cash provided by operations was primarily due to a decrease in accrued liabilities by $8 million primarily due to the payment of $9 million towards the settlement of the Louisiana litigation. In fiscal 2011, this amount was accrued resulting in most of the increase in accrued liabilities.

Investing Activities

Fiscal 2013 Compared to Fiscal 2012

Net cash flow used in investing activities decreased from $23 million in fiscal 2012 to $15 million in fiscal 2013. This decrease in investing activity was primarily due to a decrease in property additions from $23 million in fiscal 2012 to $15 million in fiscal 2013, primarily due to a decrease in amount spent on capitalized software, office leases, and leasehold improvements. The Company expects future expenditures for property and equipment to increase if revenues increase.

Fiscal 2012 Compared to Fiscal 2011

Net cash flow used in investing activities increased from $20 million in fiscal 2011 to $23 million in fiscal 2012. This increase in investing activity was primarily due to an increase in property additions from $19 million in fiscal 2011 to $23 million in fiscal 2012, primarily due to an increase in software development efforts.

Financing Activities

Fiscal 2013 Compared to Fiscal 2012

Net cash flow used in financing activities increased from $18 million in fiscal 2012 to $27 million in fiscal 2013. The increase in cash flow used in financing activities was due to an increase in the purchase of common stock under the Company’s share repurchase program. During fiscal 2013, the Company spent $31 million to repurchase 705,406 shares of its common stock (at an average price of $43.56 per share). During fiscal 2012, the Company spent $22 million to repurchase 461,938 shares of its common stock (at an average price of $46.85 per share). The change noted above was partially offset by a decrease in cash received from option proceeds and related income tax benefits from $3.2 million to $3.7 million.

If the Company continues to generate cash flow from operating activities, the Company may continue to repurchase shares of its common stock on the open market, if authorized by the Company’s Board of Directors, or seek to identify other businesses to acquire. In February 2012, the Board of Directors increased the number of shares authorized to be repurchased over the life of the stock repurchase program by an additional 1,000,000 shares to 16,000,000 shares. The Company has historically used cash provided by operating activities and from the exercise of stock options to repurchase stock. The Company expects that it may use some of the cash on the balance sheet at March 31, 2013 to repurchase additional shares of its common stock in the future.

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

Contractual Obligations

The following table set forth our contractual obligations at March 31, 2013, which are primarily future minimum lease payments due under non-cancelable operating leases:

		For the Fiscal Years Ended March 31:
	Total	Less than one year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating leases	$47,797,000	$13,527,000	$21,494,000	$10,457,000	$2,319,000
Uncertain tax positions	772,000	772,000	—	—	—
Software license	3,516,000	1,172,000	1,172,000	1,172,000	—

Total	$52,085,000	$15,471,000	$22,666,000	$11,629,000	$2,319,000

Litigation.    The Company is involved in litigation arising in the normal course of business. Management believes that resolution of these matters will not result in any payment that, in the aggregate, would be material to the financial position or results of the operations of the Company.

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

We have identified the following accounting policies as critical to us: 1) revenue recognition, 2) allowance for uncollectible accounts, 3) goodwill and long-lived assets, 4) accrual for self-insured costs, 5) accounting for income taxes, 6) legal and other contingencies, 7) share-based compensation, and 8) software development costs.

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

Management evaluates agreements with customers in accordance with the provision of the revenue recognition topic that addresses multiple-deliverable revenue arrangements. The multiple-deliverable arrangements entered into consist of bundled managed care which included various units of accounting such as network solutions, and patient management which includes claims administration. Such elements are considered separate units of accounting due to each element having value to the customer on a stand-alone basis. The selling price for each unit of accounting is determined using contract price and management estimates. When the Company’s customers purchase several products the pricing of the products sold is generally the same as if the product were sold on an individual basis. Revenue is recognized as the work is performed in accordance with our customer contracts. Based upon the nature of the Company’s products, bundled managed care elements are generally delivered in the same accounting period. The Company recognizes revenue for patient management claims administration services over the life of the customer contract. Based upon prior experience in managing claims, the Company estimates the deferral amount from when the claim is received to when the customer contract expires.

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

The Company must make significant management judgments and estimates in determining contractual and bad debt allowances in any accounting period. One significant uncertainty inherent in the Company’s analysis is whether its past experience will be indicative of future periods. Although the Company considers future projections when estimating contractual and bad debt allowances, the Company ultimately makes its decisions based on the best information available to it at that time. Adverse changes in general economic conditions or trends in reimbursement amounts for the Company’s services could affect the Company’s contractual and bad debt allowance estimates, collection of accounts receivable, cash flows, and results of operations. No one customer accounted for 10% or more of accounts receivable at March 31, 2012, and 2013.

Goodwill and Long-Lived Assets:    Goodwill arising from business combinations represents the excess of the purchase price over the estimated fair value of the net assets of the acquired business. Pursuant to ASC 350-10 through ASC 350-30, “Goodwill and Other Intangible Assets,” goodwill is tested annually for impairment or more frequently if circumstances indicate the potential for impairment. Also, management tests for impairment of its amortizable intangible assets and long-lived assets annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company’s impairment is conducted at a regional level. The measurement of fair value is based on an evaluation of market capitalization and is further tested using a multiple of earnings approach. In projecting the Company’s cash flows, management considers industry growth rates and trends and cost structure changes. Based on the Company’s tests and reviews, no impairment of its goodwill, intangible assets or other long-lived assets existed at March 31, 2013. However, future events or changes in current circumstances could affect the recoverability of the carrying value of goodwill and long-lived assets. Should an asset be deemed impaired, an impairment loss would be recognized to the extent the carrying value of the asset exceeded its estimated fair market value.

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

Share-Based Compensation:    The Company accounts for share based compensation in accordance with the provisions of ASC Topic 718 “Compensation — Stock Compensation”. Under ASC 718, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). For the fiscal year ended March 31, 2013, the Company recorded share-based compensation expense of $997,000. Share-based compensation expense recognized in fiscal 2013 is based on awards ultimately expected to vest; therefore, it has been reduced for estimated forfeitures. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s term, and the Company’s expected annual dividend yield. The Company’s management believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in fiscal 2013. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

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

Recently Issued Accounting Standards

In July 2012, the FASB issued guidance that revises the requirements regarding how entities test indefinite-lived intangible assets, other than goodwill, for impairment. The guidance allows companies to perform a qualitative assessment before calculating the fair value of the reporting unit. If entities determine, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is more likely than not greater than the carrying amount, a quantitative calculation would not be needed. The guidance becomes effective for the Company at the beginning of its first quarter of fiscal 2014. We do not believe the adoption of this guidance will have a material impact on the Company’s financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of CorVel Corporation

We have audited the accompanying consolidated balance sheets of CorVel Corporation (the “Company”) as of March 31, 2012 and 2013, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years ended March 31, 2011, 2012 and 2013. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule for each of the years ended March 31, 2011, 2012, and 2013. We also have audited CorVel Corporation’s internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2012 and 2013, and the consolidated results of its operations and its cash flows for each of the years ended March 31, 2011, 2012, and 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule for each of the years ended March 31, 2011, 2012, and 2013, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ HASKELL & WHITE LLP

Irvine, California

June 10, 2013

CORVEL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Years Ended March 31,
	2011	2012	2013
Revenues	$380,668,000	$412,668,000	$429,310,000
Cost of revenues	284,098,000	318,826,000	337,650,000

Gross profit	96,570,000	93,842,000	91,660,000
General and administrative	59,167,000	50,405,000	47,765,000

Income before income taxes	37,403,000	43,437,000	43,895,000
Income tax provision	12,740,000	16,885,000	17,165,000

Net income	$24,663,000	$26,552,000	$26,730,000

Net income per share:
Basic	$2.09	$2.31	$2.40

Diluted	$2.05	$2.28	$2.38

Weighted average shares outstanding:
Basic	11,801,000	11,476,000	11,128,000
Diluted	12,029,000	11,627,000	11,229,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,
	2012	2013
ASSETS
Current Assets
Cash and cash equivalents	$6,597,000	$19,822,000
Customer deposits	5,816,000	10,107,000
Accounts receivable (less allowance for doubtful accounts of $2,395,000 at March 31, 2012 and $2,295,000 at March 31, 2013)	49,334,000	49,105,000
Prepaid expenses and taxes	12,263,000	7,418,000
Deferred income taxes, net	7,237,000	6,448,000

Total current assets	81,247,000	92,900,000
Property and equipment, net	47,364,000	46,584,000
Goodwill	36,814,000	36,814,000
Other intangible assets, net	6,146,000	5,663,000
Other assets	311,000	421,000

	$171,882,000	$182,382,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts and taxes payable	$12,773,000	$13,587,000
Accrued liabilities	31,989,000	39,168,000

Total current liabilities, net	44,762,000	52,755,000
Deferred income taxes	16,738,000	18,225,000

Total liabilities	61,500,000	70,980,000

Commitments and contingencies (Notes F, H, I, J and L)
Stockholders’ Equity
Common stock, $.0001 par value: 120,000,000 shares authorized at March 31, 2012 and 2013; 26,261,874 shares issued (11,308,773 shares outstanding, net of Treasury shares) and 26,418,631 shares issued (10,760,124 shares outstanding, net of Treasury shares) at March 31, 2012 and March 31, 2013, respectively	3,000	3,000
Paid-in-capital	105,907,000	110,924,000
Treasury Stock, at cost (14,953,101 and 15,658,507 shares at March 31, 2012 and 2013, respectively)	(270,574,000)	(301,301,000)
Retained earnings	275,046,000	301,776,000

Total stockholders’ equity	110,382,000	111,402,000

	$171,882,000	$182,382,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Fiscal Years Ended March 31, 2011, 2012, and 2013

	Common Shares	Stock Amount	Paid-in- Capital	Treasury Shares	Treasury Stock	Retained Earnings	Total Shareholders’ Equity
Balance — March 31, 2010	25,801,690	$3,000	$90,217,000	(13,775,188)	$(218,323,000)	$223,831,000	$95,728,000
Stock issued under employee stock purchase plan	7,073	—	317,000	—	—	—	317,000
Stock issued under stock option plan, net of shares repurchased	313,321	—	4,728,000	—	—	—	4,728,000
Stock-based compensation expense	—	—	2,544,000	—	—	—	2,544,000
Income tax benefits from stock option exercises	—	—	2,267,000	—	—	—	2,267,000
Purchase of treasury stock	—	—	—	(715,975)	(30,608,000)	—	(30,608,000)
Net income	—	—	—	—	—	24,663,000	24,663,000

Balance — March 31, 2011	26,122,084	3,000	100,073,000	(14,491,163)	(248,931,000)	248,494,000	99,639,000

Stock issued under employee stock purchase plan	8,215	—	321,000	—	—	—	321,000
Stock issued under stock option plan, net of shares repurchased	131,575	—	2,241,000	—	—	—	2,241,000
Stock-based compensation expense	—	—	2,276,000	—	—	—	2,276,000
Income tax benefits from stock option exercises	—	—	996,000	—	—	—	996,000
Purchase of treasury stock	—	—	—	(461,938)	(21,643,000)	—	(21,643,000)
Net income	—	—	—	—	—	26,552,000	26,552,000

Balance — March 31, 2012	26,261,874	3,000	105,907,000	(14,953,101)	(270,574,000)	275,046,000	110,382,000

Stock issued under employee stock purchase plan	7,028	—	313,000	—	—	—	313,000
Stock issued under stock option plan, net of shares repurchased	149,729	—	3,399,000	—	—	—	3,399,000
Stock-based compensation expense	—	—	997,000	—	—	—	997,000
Income tax benefits from stock option exercises	—	—	308,000	—	—	—	308,000
Purchase of treasury stock	—	—	—	(705,406)	(30,727,000)	—	(30,727,000)
Net income	—	—	—	—	—	26,730,000	26,730,000

Balance — March 31, 2013	26,418,631	$3,000	$110,924,000	(15,658,507)	$(301,301,000)	$301,776,000	$111,402,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended March 31,
	2011	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$24,663,000	$26,552,000	$26,730,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,249,000	14,723,000	15,739,000
Loss on write down or disposal of property or capitalized software	153,000	210,000	412,000
Stock-based compensation expense	2,544,000	2,276,000	997,000
Provision for doubtful accounts	2,437,000	2,146,000	2,123,000
Provision for deferred income taxes	624,000	9,051,000	2,276,000
Changes in operating assets and liabilities:
Accounts receivable	(7,419,000)	(2,516,000)	(1,894,000)
Customer deposits	(3,588,000)	(537,000)	(4,291,000)
Prepaid expenses and taxes	4,000	(5,846,000)	4,845,000
Other assets	298,000	(311,000)	(111,000)
Accounts and taxes payable	85,000	(1,817,000)	814,000
Accrued liabilities	13,012,000	(8,259,000)	7,179,000

Net cash provided by operating activities	45,062,000	35,672,000	54,819,000

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of business, net of cash acquired	(1,235,000)	(45,000)	—
Purchases of property and equipment	(18,504,000)	(23,214,000)	(14,887,000)

Net cash used in investing activities	(19,739,000)	(23,259,000)	(14,887,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of employee stock purchase options	317,000	321,000	313,000
Exercise of common stock options	4,728,000	2,241,000	3,399,000
Tax benefits from stock options	2,267,000	996,000	308,000
Purchase of treasury stock	(30,608,000)	(21,643,000)	(30,727,000)

Net cash used in financing activities	(23,296,000)	(18,085,000)	(26,707,000)

Net increase (decrease) in cash and cash equivalents	2,027,000	(5,672,000)	13,225,000
Cash and cash equivalents at beginning of year	10,242,000	12,269,000	6,597,000

CASH AND CASH EQUIVALENTS AT END OF YEAR	$12,269,000	$6,597,000	$19,822,000

Supplemental cash flow information
Income taxes paid	$13,740,000	$12,935,000	$9,663,000
Accrual of legal settlement	$11,100,000	$—	$—
Accrual of software license purchase	$1,700,000	$—	$—

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended March 31, 2011, 2012 and 2013

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

The Company evaluated all subsequent events or transactions through the date of this filing. During the period subsequent to March 31, 2013, the Company repurchased 92,658 shares for $4.5 million or an average of $48.67 per share. These shares were repurchased under the Company’s ongoing share repurchase program described in Note G. In January, the Company entered into a three year agreement totaling $3.5 million for desktop software licenses, the license period begins April 1, 2013. On May 17, 2013, the Company announced that its Board of Directors has declared a two-for-one stock split of the Company’s common stock to be effected in the form of a 100% stock dividend. The stock dividend will be distributed on June 26, 2013 to stockholders of record on June 12, 2013. The effect of the stock dividend will be reflected in the Company’s first quarter of fiscal 2014 Form 10-Q since the dividend has not occurred at the time of the filing of this Form 10-K. The financial statements presented in this Form 10-K appropriately do not reflect retroactive application of the stock dividend.

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

Cash and Cash Equivalents:    Cash and cash equivalents consist of short-term, interest-bearing highly-liquid investment-grade securities with maturities of 90 days or less when purchased. The carrying amounts of the Company’s financial instruments approximate their fair values at March 31, 2012 and 2013 due to the short-term nature of those instruments.

Fair Value of Financial Instruments:    The Company applies ASC 820, “Fair Value Measurements and Disclosures,” which defines fair value, establishes a framework for measuring fair value, and provides for disclosures about fair value measurements with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s Consolidated Financial Statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. ASC 820 prioritizes the inputs used in measuring fair value into the following hierarchy:

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

The carrying amount of the Company’s financial instruments (i.e. cash, accounts receivable, accounts payable, etc.) are all Level 1 and approximate their fair values at March 31, 2012 and 2013 due to the short-term nature of those instruments. The Company has no Level 2 or Level 3 assets.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Accounts Receivable:    The majority of the Company’s accounts receivable are due from companies in the property and casualty insurance industries, self-insured employers and governmental entities. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are generally due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Those accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible. Accounts receivable includes $5,775,000 and $5,221,000 of unbilled receivables at March 31, 2012 and 2013, respectively. Unbilled receivables represent the revenue for the work performed which has not yet been invoiced to the customer. Unbilled receivables are generally invoiced within the following month.

Concentrations of Credit Risk:    Substantially all of the Company’s customers are payors of workers’ compensation expense and property and casualty insurance, which include insurance companies, third party administrators, self-insured employers and government entities. Receivables are generally due within 30 days. Credit losses relating to customers in the workers’ compensation insurance industry consistently have been within management’s expectations. Virtually all of the Company’s cash is invested at financial institutions in amounts which exceed the FDIC insurance levels. No customer accounted for 10% or more of revenue for either fiscal 2011, 2012, or 2013. No customer accounted for 10% or more of accounts receivable at either March 31, 2012 or 2013.

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

The Company accounts for internally developed software costs in accordance with ASC 350-40, “Internal — Use Software”. Capitalized software development costs, intended for internal use, totaled $16,598,000 (net of $41,647,000 in accumulated amortization) and $18,276,000 (net of $47,178,000 in accumulated amortization), as of March 31, 2012 and 2013, respectively. These costs are included in computer software in property and equipment and are amortized over a period of five years.

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

Goodwill and Long-Lived Assets:    The Company accounts for its business combinations in accordance with the Financial Accounting Standards Board (“FASB”) ASC 805-10 through ASC 805-50 “Business Combinations” which requires that the purchase method of accounting be applied to all business combinations and addresses the criteria for initial recognition of intangible assets and goodwill. In accordance with FASB ASC 350-10 through ASC 350-30, goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment annually, or more frequently if circumstances indicate the possibility of impairment. If the carrying value of goodwill or an intangible asset exceeds its fair value, an impairment loss shall be recognized. Based on the Company’s tests and reviews, no impairment of its goodwill, intangible assets or other long-lived assets existed at March 31, 2013. However, future events or changes in current circumstances could affect the recoverability of the carrying value of goodwill and long-lived assets. Should an asset be deemed impaired, an impairment loss would be recognized to the extent the carrying value of the asset exceeded its estimated fair value. Goodwill amounted to $36,814,000 (net of accumulated amortization of $2,069,000) at March 31, 2012 and at March 31, 2013.

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

Income Taxes:    The Company provides for income taxes in accordance with provisions specified in ASC 740, “Accounting for Income Taxes”. Accordingly, deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities. These differences will result in taxable or deductible amounts in the future, based on tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. In making an assessment regarding the probability of realizing a benefit from these deductible differences, management considers the Company’s current and past performance, the market environment in which the Company operates, tax-planning strategies and the length of carry-forward periods for loss carry-

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

forwards, if any. Valuation allowances are established when necessary to reduce deferred tax assets to amounts that are more likely than not to be realized. Further, the Company accrues for income tax issues not yet resolved with federal, state and local tax authorities.

Share-Based Compensation:    The Company accounts for share-based compensation in accordance with the provisions of ASC Topic 718 “Compensation — Stock Compensation”. Under ASC 718, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). For the fiscal years ended March 31, 2011, 2012, and 2013, the Company recorded share-based compensation expense of $2,544,000, $2,276,000, and $997,000, respectively. Share-based compensation expense is based on awards ultimately expected to vest; therefore, it has been reduced for estimated forfeitures. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

The difference between the basic shares and the diluted shares for each of the three fiscal years ended March 31, 2011, 2012, and 2013 is as follows:

	Fiscal 2011	Fiscal 2012	Fiscal 2013
Basic weighted shares	11,801,000	11,476,000	11,128,000
Treasury stock impact of stock options	228,000	151,000	101,000

Diluted weighted shares	12,029,000	11,627,000	11,229,000

Recently Issued Accounting Standards

In July 2012, the FASB issued guidance that revises the requirements regarding how entities test indefinite-lived intangible assets, other than goodwill, for impairment. The guidance allows companies to perform a qualitative assessment before calculating the fair value of the reporting unit. If entities determine, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is more likely than not greater than the carrying amount, a quantitative calculation would not be needed. The guidance becomes effective for the Company at the beginning of its first quarter of fiscal 2014. The Company does not believe that the adoption of this guidance will have a material impact on the Company’s financial statements.

Note B — Stock Options and Stock-Based Compensation

Under the Company’s Restated Omnibus Incentive Plan (Formerly The Restated 1988 Executive Stock Option Plan) (“the Plan”) as in effect at March 31, 2013, options for up to 9,682,500 shares of the Company’s common stock may be granted over the life of the Plan to key employees, non-employee directors and consultants at exercise prices not less than the fair market value of the stock at the date of grant. Options granted

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

under the Plan are non-statutory stock options and generally vest 25% one year from date of grant and the remaining 75% vesting ratably each month for the next 36 months. The options granted to employees and the board of directors expire at the end of five years and ten years from date of grant, respectively.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model with the assumptions included in the table below. The Company uses historical data among other factors to estimate the expected volatility, the expected option life, and the expected forfeiture rate. The risk-free rate is based on the interest rate paid on a U.S. Treasury issue with a term similar to the estimated life of the option. During fiscal 2013, based upon the historical experience of option cancellations, the Company has an estimated annualized forfeiture rate of 12.8%. Forfeiture rates will be adjusted over the requisite service period when actual forfeitures differ, or are expected to differ, from the estimate.

The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for fiscal years ended March 31, 2011, 2012 and 2013:

	Fiscal 2011	Fiscal 2012	Fiscal 2013
Expected volatility	46% to 47%	46% to 47%	47%
Risk free interest rate	1.5% to 2.2%	0.7% to 1.9%	0.6% to 0.8%
Dividend yield	0.0%	0.0%	0.0%
Weighted average option life	4.8 to 5.0 years	4.6 to 5.0 years	4.5 years

For the fiscal years ended March 31, 2011, 2012 and 2013, the Company recorded share-based compensation expense of $2,544,000, $2,276,000, and $997,000, respectively. The table below shows the amounts recognized in the financial statements for the fiscal years ended March 31, 2011, 2012 and 2013.

	Fiscal 2011	Fiscal 2012	Fiscal 2013
Cost of revenue	$608,000	$484,000	$461,000
General and administrative	1,936,000	1,792,000	536,000

Total cost of stock-based compensation included in income before income tax	2,544,000	2,276,000	997,000
Amount of income tax benefit recognized	986,000	897,000	395,000

Amount charged to net income	$1,558,000	$1,379,000	$602,000

Effect on basic earnings per share	$0.13	$0.12	$0.05

Effect on diluted earnings per share	$0.13	$0.12	$0.05

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

All options granted in the three fiscal years ended March 31, 2011, 2012, and 2013 were granted at fair value and are non-statutory stock options. Summarized information for all stock options for the past three fiscal years follows:

	Fiscal 2011	Fiscal 2012	Fiscal 2013
Options outstanding — beginning of the year	1,065,403	813,662	751,023
Options granted	207,325	149,075	123,100
Options exercised	(371,057)	(173,064)	(174,045)
Options cancelled/forfeited	(88,009)	(38,650)	(149,602)

Options outstanding — end of year	813,662	751,023	550,476

During the year, weighted average exercise price of:
Options granted	$42.40	$50.43	$46.08
Options exercised	$20.16	$25.00	$25.59
Options forfeited	$17.53	$34.09	$42.52
At the end of the year:
Price range of outstanding options	$11.00-$47.70	$15.50-$52.76	$15.55-$52.76
Weighted average exercise price per share	$29.26	$34.19	$37.31
Options available for future grants	726,410	616,026	642,528
Exercisable options	374,141	388,154	278,962

The following table summarizes the status of stock options outstanding and exercisable at March 31, 2013:

Range of Exercise Prices	Number of Outstanding Options	Weighted Average Remaining Contractual Life	Outstanding Options – Weighted Average Exercise Price	Exercisable Options – Number of Exercisable Options	Exercisable Options – Weighted Average Exercise Price
$15.55 to $26.85	132,822	2.50	$20.92	121,623	$20.72
$26.86 to $40.16	148,000	2.71	33.67	117,870	32.77
$40.17 to $46.70	138,981	4.69	44.66	28,292	45.42
$46.71 to $52.76	130,673	4.18	50.28	11,177	50.55

Total	550,476	3.51	$37.31	278,962	$29.51

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status for all outstanding options at March 31, 2013, and changes during the fiscal year then ended is presented in the table below:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value as of March 31, 2013
Options outstanding, March 31, 2012	751,023	$34.19
Granted	123,100	46.08
Exercised	(174,045)	25.59
Cancelled — forfeited	(77,909)	42.54
Cancelled — expired	(71,693)	42.49

Options outstanding, March 31, 2013	550,476	$37.31	3.51	$6,871,264

Options vested and expected to vest	488,743	$36.00	3.35	$6,722,829

Ending exercisable	278,962	$29.51	2.64	$5,585,463

The weighted average fair value of options granted during fiscal 2011, 2012, and 2013 was $17.41, $20.68, and $18.60, respectively. The total intrinsic value of options exercised during fiscal years 2011, 2012, and 2013 were $9,173,000, $4,148,000, and $3,388,000 respectively.

Included in the above-noted stock option grants and stock compensation expense are performance-based stock options pursuant to which vesting occurs only upon the Company achieving certain revenue or earnings per share targets as determined by the Company’s board of directors. The options were valued in the same manner as the time-vesting options. However, the Company only recognizes stock compensation to the extent that the targets are probable which allow the performance options to vest. During fiscal years ended March 31, 2011, 2012 and 2013, the Company recognized stock compensation expense for performance-based options in the amount of $1,144,000, $1,002,000, and ($82,000), respectively.

The Company received $4,728,000, $2,241,000, and $3,399,000 of cash receipts from the exercise of stock options during fiscal 2011, 2012, and 2013, respectively. Vested options at March 31, 2013 were 278,962. Unvested options at March 31, 2013 were 271,514. As of March 31, 2013, $2,147,000 of total unrecognized compensation costs related to stock options is expected to be recognized over a weighted average period of 3.2 years.

Note C — Property and Equipment

Property and equipment, net consisted of the following at March 31, 2012 and 2013:

	2012	2013
Computer software	$71,108,000	$79,257,000
Office equipment and computers	62,366,000	59,953,000
Leasehold improvements	4,987,000	4,925,000

	138,461,000	144,135,000
Less: accumulated depreciation and amortization	(91,097,000)	(97,551,000)

	$47,364,000	$46,584,000

Depreciation expense totaled $14,140,000 and $15,255,000 for the fiscal years ended March 31, 2012 and 2013.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note D — Accounts and Taxes Payable and Accrued Liabilities

Accounts and income taxes payable consisted of the following at March 31, 2012 and 2013:

	2012	2013
Accounts payable	$11,614,000	$12,559,000
Income taxes payable	1,159,000	1,028,000

	$12,773,000	$13,587,000

Accrued liabilities consisted of the following at March 31, 2012 and 2013:

	2012	2013
Payroll, payroll taxes and employee benefits	$13,575,000	$14,855,000
Customer deposits	5,817,000	10,107,000
Accrued professional service fees	3,656,000	3,463,000
Self-insurance accruals	3,370,000	3,425,000
Deferred revenue	2,779,000	4,246,000
Accrued rent	2,024,000	2,291,000
Accrued legal settlements	408,000	280,000
Other	360,000	501,000

	$31,989,000	$39,168,000

Note E — Income Taxes

The income tax provision consisted of the following for the three fiscal years ended March 31, 2011, 2012 and 2013:

	2011	2012	2013
Current — Federal	$8,888,000	$5,896,000	$11,236,000
Current — State	3,228,000	1,938,000	3,653,000

Subtotal	12,116,000	7,834,000	14,889,000

Deferred — Federal	1,136,000	8,104,000	2,310,000
Deferred — State	(512,000)	947,000	(34,000)

Subtotal	624,000	9,051,000	2,276,000

	$12,740,000	$16,885,000	$17,165,000

The following is a reconciliation of the income tax provision from the statutory federal income tax rate to the effective rate for the three fiscal years ended March 31, 2011, 2012 and 2013:

	2011	2012	2013
Income taxes at federal statutory rate (35%)	$13,091,000	$15,203,000	$15,363,000
State income taxes, net of federal benefit	1,772,000	1,615,000	1,172,000
ASC 740-10 Provision	(1,649,000)	26,000	26,000
Other	(474,000)	41,000	604,000

	$12,740,000	$16,885,000	$17,165,000

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income taxes paid totaled $13,740,000, $12,935,000, and $9,663,000 for the fiscal years ended March 31, 2011, 2012, and 2013, respectively.

Deferred tax assets and liabilities at March 31, 2012 and 2013 are:

	2012	2013
Deferred income tax assets:
Accrued liabilities not currently deductible	$5,123,000	$5,075,000
Allowance for doubtful accounts	958,000	918,000
Stock-based compensation	1,605,000	925,000
Other	1,760,000	805,000

Deferred assets	9,446,000	7,723,000

Deferred income tax liabilities:
Excess of book over tax basis of fixed assets	(14,220,000)	(14,277,000)
Intangible assets	(4,256,000)	(4,728,000)
Other	(471,000)	(495,000)

Deferred liabilities	(18,947,000)	(19,500,000)

Net deferred tax asset/(liability)	$(9,501,000)	$(11,777,000)

Prepaid expenses and taxes include $7,909,000 and $2,833,000 at March 31, 2012 and 2013, respectively, for income taxes due in the first quarter of the succeeding fiscal year.

A reconciliation of the financial statement recognition and measurement of a tax position beginning and ending of the current fiscal year unrecognized tax benefit as follows:

Balance as of March 31, 2012	$983,000
Additions based on tax positions related to the current year	111,000
Additions for tax positions of prior years	167,000
Reductions for tax positions of prior years	(489,000)

Balance as of March 31, 2013	$772,000

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. During the fiscal years ended March 31, 2011, 2012 and 2013, the Company recognized approximately ($1,270,000), ($396,000) and $80,000 in interest and penalties, respectively. As of March 31, 2011, 2012 and 2013, accrued interest and penalties related to uncertain tax positions were $572,000, $176,000 and $257,000, respectively.

The Company believes there will be a material reduction in its unrecognized tax benefits within the next 12 months due to settlements with various tax jurisdictions.

The tax fiscal years 2009-2012 remain open to examination by the major taxing jurisdictions to which the Company is subject.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note F — Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (“ESPP”) which allows employees of the Company and its subsidiaries to purchase shares of common stock on the last day of two six-month purchase periods (i.e. March 31 and September 30) at a purchase price which is 95% of the closing sale price of shares as quoted on NASDAQ on the last day of such purchase period. Employees are allowed to contribute up to 20% of their gross pay. A maximum of 1,425,000 shares has been authorized for issuance under the ESPP, as amended. As of March 31, 2013, 1,209,257 had been issued pursuant to the ESPP. Summarized ESPP information is as follows:

	2011	2012	2013
Employee contributions	$317,000	$321,000	$313,000
Shares acquired	7,073	8,215	7,028
Average purchase price	$44 .83	$39 .07	$44 .60

Note G — Treasury Stock

During each of the fiscal years in the three year period ended March 31, 2013, the Company continued to repurchase shares of its common stock under a plan originally approved by the Company’s Board of Directors in 1996. Including a 1,000,000 share expansion authorized in February 2012, the total number of shares authorized to be repurchased over the life of the plan is 16,000,000 shares. Purchases may be made from time to time depending on market conditions and other relevant factors. The share repurchases for fiscal years ended March 31, 2011, 2012 and 2013 and cumulatively since inception of the authorization are as follows:

	2011	2012	2013	Cumulative
Shares repurchased	715,975	461,938	705,406	15,658,507
Cost	$30,608,000	$21,643,000	$30,727,000	$301,301,000
Average price	$42.75	$46.85	$43.56	$19.24

During the period subsequent to March 31, 2013, the Company repurchased 92,658 shares for $4.5 million or an average of $48.67 per share. The repurchased shares were recorded as treasury stock, at cost, and are available for general corporate purposes. The repurchases were primarily financed from cash generated from operations and from the cash proceeds from the exercise of stock options.

Note H — Commitments

The Company leases office facilities under non-cancelable operating leases. Some of these leases contain escalation clauses. Future minimum rental commitments under operating leases at March 31, 2013 are $13,527,000 in fiscal 2014, $11,955,000 in fiscal 2015, $9,539,000 in fiscal 2016, $6,643,000 in fiscal 2017, $3,814,000 in fiscal 2018, $2,319,000 thereafter, and $47,797,000 in the aggregate. Total rental expense of $14,620,000, $14,949,000, and $13,951,000 was charged to operations for the fiscal years ended March 31, 2011, 2012, and 2013, respectively.

Note I — Contingencies and Legal Proceedings

The Company is involved in litigation arising in the normal course of business. Management believes that resolution of these matters will not result in any payment that, in the aggregate, would be material to the financial position or results of the operations of the Company.

Note J — Retirement Savings Plan

The Company maintains a retirement savings plan for its employees, which is a qualified plan under Section 401(k) of the Internal Revenue Code. Full-time employees that meet certain requirements are eligible to

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

participate in the plan. Employer contributions are made annually, primarily at the discretion of the Company’s Board of Directors. Contributions of $273,000, $347,000 and $372,000 were charged to operations for the fiscal years ended March 31, 2011, 2012, and 2013, respectively.

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

Note L — Line of Credit

In September 2012, the Company renewed a line of credit agreement. The line is with a financial institution to provide a revolving credit facility with borrowing capacity of up to $10 million. Borrowings under this agreement bear interest, at the Company’s option, at a fixed LIBOR-based rate plus 1.50% or at a fluctuating rate determined by the financial institution to be 1.50% above the daily one-month LIBOR rate. The loan covenants require the Company to maintain the current assets to liabilities ratio of at least 1.25:1, debt to tangible net worth not greater than 1.25:1 and have positive net income. There were no outstanding revolving loans at any time during fiscal 2013 or as of the date hereof, but letters of credit in the aggregate amount of $8.0 million have been issued separate from the line of credit and therefore do not reduce the amount of borrowings available under the revolving credit facility. The renewed credit agreement expires in September 2013.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note M — Quarterly Results (Unaudited)

The following is a summary of unaudited quarterly results of operations for each of the quarters in the two fiscal years ended March 31, 2012 and 2013:

	Revenues	Gross Profit	Net Income	Net Income per Basic Common Share	Net Income per Diluted Common Share
Fiscal Year Ended March 31, 2012:
First Quarter	$102,307,000	$25,544,000	$8,198,000	$0.71	$0.70
Second Quarter	104,552,000	25,612,000	7,881,000	0.68	0.68
Third Quarter	101,382,000	21,226,000	5,400,000	0.47	0.47
Fourth Quarter	104,427,000	21,460,000	5,073,000	0.45	0.44
Fiscal Year Ended March 31, 2013:
First Quarter	$104,606,000	$23,181,000	$6,596,000	$0.58	$0.58
Second Quarter	105,458,000	22,836,000	6,630,000	0.59	0.58
Third Quarter	107,287,000	21,734,000	5,924,000	0.53	0.53
Fourth Quarter	111,959,000	23,909,000	7,580,000	0.70	0.70

Note N — Segment Reporting

The Company derives the majority of its revenues from providing patient management and network solutions services to payors of workers’ compensation benefits, automobile insurance claims and health insurance benefits. Patient management services include claims administration, utilization review, medical case management, and vocational rehabilitation. Network solutions revenues include fee schedule auditing, hospital bill auditing, coordination of independent medical examinations, diagnostic imaging review services and preferred provider referral services. The percentages of revenues attributable to patient management and network solutions services for the fiscal years ended March 31, 2011, 2012, and 2013 are listed below.

	2011	2012	2013
Patient management services	47.0%	49.3%	51.5%
Network solutions services	53.0%	50.7%	48.5%

	100.0%	100.0%	100.0%

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

Note O — Other Intangible Assets

Other intangible assets consist of the following at March 31, 2012:

Item	Life	Cost	Fiscal 2012 Amortization Expense	Accumulated Amortization at March 31, 2012	Cost, Net of Accumulated Amortization at March 31, 2012
Covenant Not to Compete	5 years	$775,000	$147,000	$661,000	$114,000
Customer relationships	18-20 years	7,922,000	423,000	2,031,000	5,891,000
TPA Licenses	15 years	204,000	14,000	63,000	141,000

Total		$8,901,000	$584,000	$2,755,000	$6,146,000

Other intangible assets consist of the following at March 31, 2013:

Item	Life	Cost	Fiscal 2013 Amortization Expense	Accumulated Amortization at March 31, 2013	Cost, Net of Accumulated Amortization at March 31, 2013
Covenant Not to Compete	5 years	$775,000	$47,000	$708,000	$67,000
Customer Relationships	18-20 years	7,922,000	423,000	2,453,000	5,469,000
TPA Licenses	15 years	204,000	14,000	77,000	127,000

Total		$8,901,000	$484,000	$3,238,000	$5,663,000

Amortization expense for the next five fiscal years is expected to be $451,000 in fiscal 2014, $437,000 in fiscal 2015, $437,000 in fiscal 2016, $437,000 in fiscal 2017, $437,000 in fiscal 2018, and $3,390,000 thereafter.

EXHIBIT INDEX

Exhibit No.	Title — Method of Filing	Page
3.1	Amended and Restated Certificate of Incorporation of the Company — Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 10, 2011.
3.2	Amended and Restated Bylaws of the Company — Incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 filed on August 14, 2006.
10.1*	Nonqualified Stock Option Agreement between V. Gordon Clemons, the Company and North Star together with all amendments and addendums thereto — Incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 Registration No. 33-40629 initially filed on May 16, 1991.
10.2*	Supplementary Agreement between V. Gordon Clemons, the Company and North Star — Incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 Registration No. 33-40629 initially filed on May 16, 1991.
10.3*	Amendment to Supplementary Agreement between Mr. Clemons, the Company and North Star — Incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1992 filed on June 29, 1992.
10.4*	Restated Omnibus Incentive Plan (Formerly The Restated 1988 Executive Stock Option Plan) — Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 10, 2011.
10.5*	Forms of Notice of Grant of Stock Option, Stock Option Agreement and Notice of Exercise Under the Restated Omnibus Incentive Plan (Formerly The Restated 1988 Executive Stock Option) — Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 filed on November 9, 2006, Exhibits 10.7, 10.8 and 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994 filed on June 29, 1994, Exhibits 99.2, 99.3, 99.4, 99.5, 99.6, 99.7 and 99.8 to the Company’s Registration Statement on Form S-8 (File No. 333-94440) filed on July 10, 1995, and Exhibits 99.3 and 99.5 to the Company’s Registration Statement on Form S-8 (File No. 333-58455) filed on July 2, 1998.
10.6*	Employment Agreement of V. Gordon Clemons — Incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 Registration No. 33-40629 initially filed on May 16, 1991.
10.7*	Restated 1991 Employee Stock Purchase Plan, as amended — Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on August 12, 2010.
10.8	Fidelity Master Plan for Savings and Investment, and amendments — Incorporated herein by reference to Exhibits 10.16 and 10.16A to the Company’s Registration Statement on Form S-1 Registration No. 33-40629 initially filed on May 16, 1991.
10.9	Second Amended and Restated Preferred Shares Rights Agreement, dated as of November 17, 2008, by and between CorVel Corporation and and Computershare Trust Company, N.A., including the original Certificate of Designation, the Certificate of Designation Increasing the Number of Shares, the form of Right Certificate (as amended) and the Summary of Rights (as amended) attached thereto as Exhibits A-1, A-2, A-3, B and C, respectively. Incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K filed on November 24, 2008.
10.13†	Stock Option Agreement dated May 26, 2006 by and between CorVel Corporation and Scott McCloud, providing for performance vesting. — Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 2, 2006.
10.14*†	Stock Option Agreement dated May 26, 2006 by and between CorVel Corporation and Don McFarlane, providing for performance vesting. — Incorporated herein by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K/A filed on July 6, 2007.
10.15	Credit Agreement dated May 28, 2009 by and between CorVel Corporation and Wells Fargo Bank, National Association. — Incorporated herein by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed on June 4, 2009.

Exhibit No.	Title — Method of Filing	Page
10.16	Revolving Line of Credit Note dated May 28, 2009 by CorVel Corporation in favor of Wells Fargo Bank, National Association. — Incorporated herein by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed on June 4, 2009.
10.17	Form of Partial Waiver of Automatic Option Grant executed by Directors — Incorporated herein by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 filed on November 8, 2007.
10.19*†	Stock Option Agreement dated February 4, 2008 by and between CorVel Corporation and Scott McCloud, providing for performance vesting. — Incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008 filed on June 16, 2008.
10.20*†	Stock Option Agreement dated February 4, 2008 by and between CorVel Corporation and Don McFarlane, providing for performance vesting. — Incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008 filed on June 16, 2008.
10.21	Partial Waiver of Automatic Option Grant by Jean Macino dated February 8, 2008 — Incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008 filed on June 16, 2008.
10.23*†	Stock Option Agreement dated February 24, 2009 by and between CorVel Corporation and Scott R. McCloud, providing for performance vesting. Incorporated herein by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 3l, 2012 filed on June 8, 2012.
10.24*†	Stock Option Agreement dated February 24, 2009 by and between CorVel Corporation and Donald C. McFarlane, providing for performance vesting. Incorporated herein by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012 filed on June 8, 2012.
10.25*†	Stock Option Agreement dated February 5, 2009 by and between CorVel Corporation and Diane J. Blaha, providing for performance vesting. Incorporated herein by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009 filed on June 12, 2009.
10.26*†	Stock Option Agreement dated February 24, 2009 by and between CorVel Corporation and Diane J. Blaha, providing for performance vesting. Incorporated herein by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012 filed on June 8, 2012.
10.27*†	Summary of Terms of Oral Agreement to Repurchase Shares of Common Stock held by V. Gordon Clemons. Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009 filed on February 8, 2010
10.29*†	Stock Option Agreement granted November 2, 2009 by and between CorVel Corporation and Scott R. McCloud, providing for performance vesting. Refiled herewith.
10.30*†	Stock Option Agreement granted November 2, 2009 by and between CorVel Corporation and Donald C. McFarlane, providing for performance vesting. Refiled herewith.
10.31*†	Stock Option Agreement granted November 2, 2009 by and between CorVel Corporation and Diane J. Blaha, providing for performance vesting. Refiled herewith.
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

Exhibit No.	Title — Method of Filing	Page
10.35

Summary of Terms of Oral Agreement to Repurchase Shares of Common Stock held by Corstar Holdings, Inc. Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010 filed on November 8, 2010.

10.37*†	Stock Option Agreement dated December 6, 2010 between the company and Scott R. McCloud, providing performance vesting. Refiled herewith.
10.38*†	Stock Option Agreement dated December 6, 2010 between the company and Donald C. McFarlane, providing performance vesting. Refiled herewith.
10.39*†	Stock Option Agreement dated December 6, 2010 between the company and Diane Blaha, providing performance vesting. Refiled herewith.
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

10.44*†	Stock option agreement dated November 3, 2011, between the Company and Scott R. McCloud, providing performance vesting. Refiled herewith.
10.45*†	Stock option agreement dated November 3, 2011, between the Company and Donald C. McFarlane, providing performance vesting. Refiled herewith.
10.46*†	Stock option agreement dated November 3, 2011, between the Company and Diane Blaha, providing performance vesting. Refiled herewith.
10.48

Second Amendment to Credit Agreement dated September 1, 2012 by and between CorVel Corporation and Wells Fargo Bank, National Association. Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 7, 2012.

10.49

Revolving Line of Credit Note dated September 1, 2012 by CorVel Corporation in favor of Wells Fargo Bank, National Association. Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 7, 2012.

10.51*†	Stock option agreement dated March 1, 2013, between the Company and Gordon Clemons, providing performance vesting. Filed herewith.
10.52*†	Stock option agreement dated March 1, 2013, between the Company and Scott R. McCloud, providing performance vesting. Filed herewith.
10.53*†	Stock option agreement dated March 1, 2013, between the Company and Donald C. McFarlane, providing performance vesting. Filed herewith.
10.54*†	Stock option agreement dated March 1, 2013, between the Company and Diane Blaha, providing performance vesting. Filed herewith.
21.1	Subsidiaries of the Company. Filed herewith.
23.1	Consent of Independent Registered Public Accounting Firm, Haskell & White LLP. Filed herewith.
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. — Filed herewith.
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. — Filed herewith.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. — Furnished herewith.

Exhibit No.	Title — Method of Filing	Page
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. — Furnished herewith.
101.0	The following materials from CorVel Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2013 and March 31, 2012; (ii) Consolidated Statements of Income for the fiscal years ended March 31, 2013, 2012 and 2011; (iii) Consolidated Statements of Stockholders’ Equity for the fiscal years ended March 31, 2013, 2012 and 2011; (iv) Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2013, 2012 and 2011; and (v) Notes to Consolidated Financial Statements(**)

*	— Denotes management contract or compensatory plan or arrangement.

**	— Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101.0 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

†	— Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Securities and Exchange Commission.