Form 10-Q
period 2013-06-30
CORVEL CORP
filed 2013-08-05
CIK 874866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value per share, as of July 24, 2013 was 21,178,834.

CORVEL CORPORATION

FORM 10-Q

Part I — Financial Information

Item 1. Financial Statements

CORVEL CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2013	June 30, 2013 (Unaudited)
Assets
Current Assets
Cash and cash equivalents (Note A)	$19,822,000	$25,034,000
Customer deposits	10,107,000	11,327,000
Accounts receivable, net	49,105,000	50,758,000
Prepaid taxes and expenses	7,418,000	4,539,000
Deferred income taxes	6,448,000	6,610,000

Total current assets	92,900,000	98,268,000

Property and equipment, net	46,584,000	50,509,000
Goodwill	36,814,000	36,814,000
Other intangibles, net (Note F)	5,663,000	5,545,000
Other assets	421,000	247,000

TOTAL ASSETS	$182,382,000	$191,383,000

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts and taxes payable	$13,587,000	$19,510,000
Accrued liabilities	39,168,000	39,336,000

Total current liabilities	52,755,000	58,846,000

Deferred income taxes	18,225,000	18,225,000

Commitments and contingencies (Notes G and H)

Stockholders’ Equity
Common stock, $.0001 par value: 120,000,000 shares authorized at March 31, 2013 and June 30, 2013; 52,837,262 shares issued (21,520,248 shares outstanding, net of Treasury shares) and 52,901,438 shares issued (21,298,885 shares outstanding, net of Treasury shares) at March 31, 2013 and June 30, 2013, respectively	3,000	3,000

Paid-in capital	110,924,000	112,533,000

Treasury Stock (31,317,014 shares at March 31, 2013 and 31,602,553 shares at June 30, 2013)	(301,301,000)	(308,609,000)

Retained earnings	301,776,000	310,385,000

Total stockholders’ equity	111,402,000	114,312,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$182,382,000	$191,383,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED INCOME STATEMENTS — UNAUDITED

	Three Months Ended June 30,
	2012	2013

REVENUES	$104,606,000	$118,113,000

Cost of revenues	81,425,000	91,195,000

Gross profit	23,181,000	26,918,000

General and administrative expenses	12,174,000	12,842,000

Income before income tax provision	11,007,000	14,076,000

Income tax provision	4,411,000	5,467,000

NET INCOME	$6,596,000	$8,609,000

Net income per common and common equivalent share
Basic	$0.29	$0.40

Diluted	$0.29	$0.40

Weighted average common and common equivalent shares
Basic	22,626,000	21,396,000

Diluted	22,852,000	21,584,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Three Months Ended June 30,
	2012	2013

Cash flows from Operating Activities
NET INCOME	$6,596,000	$8,609,000

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	4,359,000	4,012,000
Loss on disposal of assets	8,000	1,000
Stock compensation expense	297,000	405,000
Write-off of uncollectible accounts	438,000	320,000
Deferred income tax	(120,000)	(162,000)

Changes in operating assets and liabilities
Accounts receivable	2,565,000	(1,973,000)
Customer deposits	(986,000)	(1,220,000)
Prepaid taxes and expenses	3,244,000	2,879,000
Other assets	137,000	174,000
Accounts and taxes payable	(1,725,000)	3,580,000
Accrued liabilities	(1,347,000)	168,000

Net cash provided by operating activities	13,466,000	16,793,000

Cash Flows from Investing Activities
Purchase of property and equipment	(3,404,000)	(5,477,000)

Net cash (used in) investing activities	(3,404,000)	(5,477,000)

Cash Flows from Financing Activities
Purchase of treasury stock	(3,673,000)	(7,308,000)
Tax effect of stock option exercises	489,000	337,000
Exercise of common stock options	1,093,000	867,000

Net cash (used in) financing activities	(2,091,000)	(6,104,000)

Increase (decrease) in cash and cash equivalents	7,971,000	5,212,000
Cash and cash equivalents at beginning of period	6,597,000	19,822,000

Cash and cash equivalents at end of period	$14,568,000	$25,034,000

Supplemental Cash Flow Information:

Income taxes paid	$110,000	$300,000
Purchase of software license under finance agreement	$—	$2,343,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

Note A — Basis of Presentation and Summary of Significant Accounting Policies

The unaudited financial statements herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying interim financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited financial statements for the latest fiscal year ended March 31, 2013. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the March 31, 2013 audited financial statements have been omitted from these interim financial statements.

The Company evaluated all subsequent events or transactions through the date of filing this report. During the period subsequent to June 30, 2013, the Company repurchased 125,293 shares for $3,882,000 for an average of $30.98 per share. These shares were repurchased under the Company’s ongoing share repurchase program described in Note C.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2014. For further information, refer to the consolidated financial statements and footnotes for the fiscal year ended March 31, 2013 included in the Company’s Annual Report on Form 10-K.

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

Cash and Cash Equivalents: Cash and cash equivalents consist of short-term highly-liquid investment-grade interest-bearing securities with maturities of 90 days or less when purchased. The carrying amounts of the Company’s financial instruments approximate their fair values at March 31, 2013 and June 30, 2013.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

Note A — Basis of Presentation and Summary of Significant Accounting Policies (continued)

Fair Value of Financial Instruments: The Company applies Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s Consolidated Financial Statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. ASC 820 prioritizes the inputs used in measuring fair value into the following hierarchy:

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

The carrying amount of the Company’s financial instruments (i.e. cash, accounts receivable, accounts payable, etc.) are all Level 1 and approximate their fair values at March 31, 2013 and June 30, 2013. The Company has no Level 2 or Level 3 assets.

Goodwill: The Company accounts for its business combinations in accordance with the Financial Accounting Standards Board (“FASB”) ASC 805-10 through ASC 805-50 “Business Combinations,” which requires that the purchase method of accounting be applied to all business combinations and addresses the criteria for initial recognition of intangible assets and goodwill. In accordance with FASB ASC 350-10 through ASC 350-30, goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment annually, or more frequently if circumstances indicate the possibility of impairment. If the carrying value of goodwill or an intangible asset exceeds its fair value, an impairment loss shall be recognized.

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

Management evaluates agreements with customers in accordance with the provision of the revenue recognition topic ASC 605 that addresses multiple-deliverable revenue arrangements. The multiple-deliverable arrangements entered into consist of bundled managed care which included various units of accounting such as network solutions, and patient management which includes claims administration. Such elements are considered separate units of accounting due to each element having value to the customer on a stand-alone basis. The selling price for each unit of accounting is determined using contract price and management estimates. When the Company’s customers purchase several products the pricing of the products sold is generally the same as if the products were sold on an individual basis. Revenue is recognized as the work is performed in accordance with the Company’s customer contracts. Based upon the nature of the Company’s products, bundled managed care elements are generally delivered in the same accounting period. The Company recognizes revenue for patient management claims administration services over the life of the customer contract. The Company estimates, based upon prior experience in managing claims, the deferral amount from when the claim is received to when the customer contract expires.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

Note A — Basis of Presentation and Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements: In July 2012, the FASB issued guidance that revises the requirements regarding how entities test indefinite-lived intangible assets, other than goodwill, for impairment. The guidance allows companies to perform a qualitative assessment before calculating the fair value of the reporting unit. If entities determine, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is more likely than not greater than the carrying amount, a quantitative calculation would not be needed. The guidance became effective for the Company at the beginning of its first quarter of fiscal 2014. The adoption of this guidance did not have a material impact on the Company’s financial statements.

Accounts Receivable: The majority of the Company’s accounts receivable are due from companies in the property and casualty insurance industries, self-insured employers, and government entities. Accounts receivable are generally due within 30 days and are stated as amounts due from customers net of an allowance for doubtful accounts. Those accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company and the condition of the general economy and the industry as a whole. No one customer accounted for 10% or more of accounts receivable at either March 31, 2013 or June 30,2013. No one customer accounted for 10% or more of revenue during the three months ended June 30, 2012 or 2013.

Property and Equipment: Additions to property and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets, which range from one to seven years. The Company accounts for internally developed software costs in accordance with FASB ASC 350-40, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, which allows for the capitalization of software developed for internal use. These costs are included in computer software in property and equipment and are amortized over a period of five years.

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

Income Taxes: The Company provides for income taxes in accordance with provisions specified in ASC 740, “Accounting for Income Taxes”. Accordingly, deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities. These differences will result in taxable or deductible amounts in the future, based on tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. In making an assessment regarding the probability of realizing a benefit from these deductible differences, management considers the Company’s current and past performance, the market environment in which the Company operates, tax-planning strategies and the length of carry-forward periods for loss carry-forwards, if any. Valuation allowances are established when necessary to reduce deferred tax assets to amounts that are more likely than not to be realized. Further, the Company provides for income tax issues not yet resolved with federal, state and local tax authorities. The balance of the unrecognized tax benefits as of March 31, 2013 and June 30, 2013 was $772,000 and $869,000, respectively.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

Note A — Basis of Presentation and Summary of Significant Accounting Policies (continued)

Earnings Per Share: Earnings per common share-basic is based on the weighted average number of common shares outstanding during the period. Earnings per common share-diluted is based on the weighted average number of common shares and common share equivalents outstanding during the period. In calculating earnings per share, earnings are the same for the basic and diluted calculations. Weighted average shares outstanding decreased in the June 2013 quarter compared to the same quarter of the prior year primarily due to repurchase of shares under the Company’s share repurchase program. See also Note D.

Stock Split: During the quarter ended June 30, 2013, the Company’s Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend with a record date of June 12, 2013 and a distribution date of June 26, 2013. All prior period share and per share calculations in these financial statements and elsewhere in this report have been retroactively adjusted to reflect this split.

Note B — Stock Based Compensation and Stock Options

Under the Company’s Restated Omnibus Incentive Plan (formerly the Restated 1988 Executive Stock Option Plan) (“the Plan”) as in effect at June 30, 2013, options for up to 19,365,500 shares of the Company’s common stock may be granted over the life of the Plan to key employees, non-employee directors and consultants at exercise prices not less than the fair market value of the stock at the date of grant. Options granted under the Plan are non-statutory stock options and generally vest 25% one year from date of grant and the remaining 75% vesting ratably each month for the next 36 months. The options granted to employees and the board of directors expire at the end of five years and ten years from date of grant, respectively.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model with the assumptions included in the table below. The Company uses historical data among other factors to estimate the expected volatility, the expected option life, and the expected forfeiture rate. The risk-free rate is based on the interest rate paid on a U.S. Treasury issue with a term similar to the estimated life of the option. Based upon the historical experience of options cancellations, the Company has estimated an annualized forfeiture rate of 11.70% and 12.84% for the three months ended June 30,2012 and 2013, respectively. Forfeiture rates will be adjusted over the requisite service period when actual forfeitures differ, or are expected to differ, from the estimate. The following assumptions were used to estimate the fair value of options granted during the three months ended June 30,2012 and 2013 using the Black-Scholes option-pricing model:

	Three Months Ended June 30,
	2012	2013
Risk-free interest rate	0.62%	0.66%

Expected volatility	47%	47%

Expected dividend yield	0.00%	0.00%

Expected forfeiture rate	11.70%	12.84%

Expected weighted average life of option in years	4.6 years	4.5 years

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

Note B — Stock Options and Stock-Based Compensation (continued)

All options granted in the three months ended June 30, 2012 and 2013 were granted at fair market value and are non-statutory stock options.

For the three months ended June 30, 2012 and 2013, the Company recorded share-based compensation expense of $297,000 and $405,000, respectively. The table below shows the amounts recognized in the financial statements for stock compensation expense for time based options and performance based options during the three months ended June 30, 2012 and 2013, respectively.

	Three Months Ended
	June 30, 2012	June 30, 2013
Cost of revenues	$113,000	$136,000
General and administrative	184,000	269,000

Total cost of stock-based compensation included in income before income tax provision	297,000	405,000
Amount of income tax benefit recognized	(119,000)	(157,000)

Amount charged against net income	$178,000	$248,000

Effect on diluted net income per share	$(0.01)	$(0.01)

Summarized information for all stock options for the three months ended June 30, 2012 and 2013 follows:

	Three Months Ended June 30, 2012		Three Months Ended June 30, 2013
	Shares	Average Price	Shares	Average Price
Options outstanding, beginning	1,502,046	$17.10	1,100,952	$18.65
Options granted	22,300	20.54	191,900	23.46
Options exercised	(131,146)	12.73	(64,976)	13.40
Options cancelled	(89,394)	21.47	(28,246)	23.36

Options outstanding, ending	1,303,806	$17.30	1,199,630	$19.60

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

Note B — Stock Options and Stock-Based Compensation (continued)

The following table summarizes the status of stock options outstanding and exercisable at June 30, 2013:

Range of Exercise Price	Number of Outstanding Options	Weighted Average Remaining Contractual Life	Outstanding Options – Weighted Average Exercise Price	Exercisable Options – Number of Exercisable Options	Exercisable Options – Weighted Average Exercise Price

$7.78 to $15.00	329,834	2.50	$11.72	310,691	$11.74

$15.01 to $22.07	310,713	4.13	$19.87	142,877	$18.67

$22.08 to $23.35	300,534	4.04	$23.09	39,270	$23.11

$23.36 to $29.27	258,549	4.00	$25.26	23,673	$25.26

Total	1,199,630	3.63	$19.60	516,511	$15.14

A summary of the status for all outstanding options at June 30, 2013, and changes during the three months then ended, is presented in the table below:

	Number of Options	Weighted Average Exercise Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value as of June 30, 2013
Options outstanding at April 1, 2013	1,100,952	$18.66

Granted	191,900	23.46

Exercised	(64,976)	13.40

Cancelled – forfeited	(26,815)	23.55

Cancelled – expired	(1,431)	19.76

Ending outstanding	1,199,630	$19.60	3.63	$11,602,070

Ending vested and expected to vest	1,048,483	$18.99	3.49	$10,775,566

Ending exercisable at June 30, 2013	516,511	$15.14	2.57	$7,298,354

The weighted-average grant-date fair value of options granted during the three months ended June 30, 2012 and 2013, was $8.13 and $10.70, respectively.

Included in the above-noted stock option grants and stock compensation expense are performance-based stock options under which vesting occurs only upon the Company achieving certain revenue or earnings per shares targets on a calendar year basis as determined by the Company’s board of directors. These options were valued in the same manner as the time-vesting options. However, the Company only recognizes stock compensation to the extent that the targets are determined to be achieved which allow the performance options to vest. The Company recognized $38,000 and $82,000 of stock compensation expense for the three months ended June 30, 2012 and 2013, respectively, for performance-based stock options.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

Note C — Treasury Stock and Subsequent Event

The Company’s Board of Directors initially approved the commencement of a share repurchase program in the fall of 1996. In February 2012, the Board approved a 2,000,000 share expansion of the repurchase program to 32,000,000 shares over the life of the share repurchase program. Since the commencement of the share repurchase program, the Company has spent $309 million to repurchase 31,602,553 shares of its common stock, equal to 60% of the outstanding common stock had there been no repurchases. The average price of these repurchases was $9.77 per share. These repurchases were funded primarily from the net earnings of the Company, along with the proceeds from the exercise of common stock options. During the three months ended June 30, 2013, the Company repurchased 285,539 shares for $7.3 million. The Company had 21,298,885 shares of common stock outstanding as of June 30, 2013, net of the 31,602,553 shares in treasury. Subsequent to the end of the quarter, through July 24, 2013, the Company repurchased 125,293 shares for $3,882,000 for an average of $30.98 per share. During the quarter ended June 30, 2013, the Company’s Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend with a record date of June 12, 2013 and a distribution date of June 26, 2013. All prior period share and per share calculations in these financial statements and elsewhere in this report have been retroactively adjusted to reflect this split.

Note D — Weighted Average Shares and Net Income Per Share

Weighted average basic common shares decreased from 22,626,000 for the quarter ended June 30, 2012 to 21,396,000 for the quarter ended June 30, 2013. Weighted average diluted common and common equivalent shares decreased from 22,852,000 for the quarter ended June 30, 2012 to 21,584,000 for the quarter ended June 30, 2013. The net decrease in both of these weighted share calculations is due to the repurchase of common stock as noted above, offset by an increase in shares outstanding due to the exercise of stock options under the Company’s employee stock option plan.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

Net income per common and common equivalent shares was computed by dividing net income by the weighted average number of common and common stock equivalents outstanding during the quarter. During the quarter ended June 30, 2013, the Company’s Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend with a record date of June 12, 2013 and a distribution date of June 26, 2013. All prior period share and per share calculations in these financial statements and elsewhere in this report have been retroactively adjusted to reflect this split. The calculations of the basic and diluted weighted shares for the three months ended June 30, 2012 and 2013, are as follows:

	Three Months Ended June 30,
	2012	2013
Net Income	$6,596,000	$8,609,000

Basic:
Weighted average common shares outstanding	22,626,000	21,396,000

Net Income per share	$0.29	$0.40

Diluted:
Weighted average common shares outstanding	22,626,000	21,396,000
Treasury stock impact of stock options	226,000	188,000

Total common and common equivalent shares	22,852,000	21,584,000

Net Income per share	$0.29	$0.40

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

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

Note F — Other Intangible Assets

Other intangible assets consist of the following at June 30, 2013:

Item	Life	Cost	Three Months Ended June 30, 2013 Amortization Expense	Accumulated Amortization at June 30, 2013	Cost, Net of Accumulated Amortization at June 30, 2013
Covenants Not to Compete	5 Years	$775,000	$9,000	$717,000	$58,000
Customer Relationships	18-20 Years	7,922,000	106,000	2,559,000	5,363,000
TPA Licenses	15 Years	204,000	3,000	80,000	124,000

Total		$8,901,000	$118,000	$3,356,000	$5,545,000

Note G — Line of Credit

In September 2012, the Company renewed a line of credit agreement. The line is with a financial institution to provide a revolving credit facility with borrowing capacity of up to $10 million. Borrowings under this agreement, as amended, bear interest, at the Company’s option, at a fixed LIBOR-based rate plus 1.50% or at a fluctuating rate determined by the financial institution to be 1.50% above the daily one-month LIBOR rate. The loan covenants require the Company to maintain the current assets to liabilities ratio of at least 1.25:1, debt to tangible net worth not greater than 1.25:1 and have positive net income. There were no outstanding revolving loans at any time during fiscal 2013 or the three months ended June 30, 2013, or as of the date hereof, but letters of credit in the aggregate amount of $8.0 million have been issued separate from the line of credit and therefore do not reduce the amount of borrowings available under the revolving credit facility. The renewed credit agreement expires in September 2013.

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

The Company disclaims any obligations to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise, except as required by law. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of these factors include (without limitation) general industry and economic conditions, including a decreasing number of national claims due to decreasing number of injured workers; cost of capital and capital requirements; existing and possible litigation and legal liability in the course of operations and the Company’s ability to resolve such litigation; competition from other managed care companies; the ability to expand certain areas of the Company’s business; shifts in customer demands; the ability of the Company to produce market-competitive software; changes in operating expenses including employee wages, benefits and medical inflation; governmental and public policy changes, including but not limited to legislative and administrative law and rule implementation or change; dependence on key personnel; and the continued availability of financing in the amounts and at the terms necessary to support the Company’s future business.

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

Organizational Structure

The Company’s management is structured geographically with regional vice-presidents who report to the Chief Executive Officer of the Company. Each of these regional vice-presidents is responsible for all services provided by the Company in his or her particular region and for the operating results of the Company in multiple states. These regional vice-presidents have area and district managers who are also responsible for all services provided by the Company in their given area and district.

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

Summary of Quarterly Results

The Company generated revenues of $118.1 million for the quarter ended June 30, 2013, an increase of $13.5 million, or 12.9%, compared to revenues of $104.6 million for the quarter ended June 30, 2012. The increase in revenues was primarily due to an increase in patient management services.

The Company’s cost of revenues increased by $9.8 million, from $81.4 million in the June 30, 2012 quarter to $91.2 million in the June 30, 2013 quarter, an increase of 12.0%. As the Company has experienced a shift in managed care services to lower margin services, cost of revenue has increased. The Company’s TPA services within patient management services require additional labor. As the Company has added customers in this area, it has had to hire additional direct labor resources, causing the increase in cost of revenues. As the Company continues to expand its TPA service it is experiencing economies of scale which has caused the rate of additional cost to slow. In addition, pharmacy costs have increased as the volume of prescription processing has increased.

The Company’s general and administrative expense increased by $0.7 million, from $12.2 million in the June 30, 2012 quarter to $12.8 million in the June 30, 2013 quarter, an increase of 5.5%. This increase is primarily due to an increase in legal costs for the Company.

The Company’s income tax expense increased by $1.1 million, or 23.9%, from $4.4 million, in the June 30, 2012 quarter to $5.5 million in the June 30, 2013 quarter. The increase in income tax expense was primarily due to the increase in income before income taxes.

During the quarter ended June 30, 2013, the Company’s Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend. All prior period share and per share calculations in this report have been retroactively adjusted to reflect this split.

Weighted diluted shares decreased from 22.9 million shares in the June 30, 2012 quarter to 21.6 million shares in the June 30, 2013 quarter, a decrease of 1,268,000 shares, or 5.5%. This decrease was due primarily to the repurchase of 285,539 shares of common stock in the June 2013 quarter.

Diluted earnings per share increased from $ 0.29 in the June 30, 2012 quarter to $ 0.40 in the June 30, 2013 quarter, an increase of $0.11 per share, or 37.9%. The increase in diluted earnings per share was due to the increase in income before income taxes in addition to a reduction in the number of shares outstanding due to the shares repurchased.

Results of Operations for the three months ended June 30, 2012 and 2013

The Company derives its revenues from providing patient management and network solutions services to payors of workers’ compensation benefits, auto insurance claims and health insurance benefits. Patient management services include claims management, case management, 24/7 nurse triage, utilization management, vocational rehabilitation and life care planning. Network solutions services include medical bill review, PPO management, enhanced bill review, provider reimbursement, professional review, pharmacy services, directed care services, Medicare solutions and clearinghouse services. The percentage of total revenues attributable to patient management and network solutions services for the quarters ended June 30, 2012 and June 30, 2013 are as follows:

Percentage of Revenues

	June 30, 2012	June 30, 2013
Patient management services	50.3%	51.9%
Network solutions services	49.7%	48.1%

The following table sets forth, for the periods indicated, the dollar amounts, dollar and percent changes, share changes, and the percentage of revenues represented by certain items reflected in the Company’s consolidated income statements for the three months ended June 30, 2012 and June 30, 2013. The Company’s past operating results are not necessarily indicative of future operating results.

	Three Months Ended	Three Months Ended		Percentage
	June 30, 2012	June 30, 2013	Change	Change
Revenue	$104,606,000	$118,113,000	$13,507,000	12.9%
Cost of revenues	81,425,000	91,195,000	9,770,000	12.0%

Gross profit	23,181,000	26,918,000	3,737,000	16.1%

Gross profit as percentage of revenue	22.2%	22.8%

General and administrative	12,174,000	12,842,000	668,000	5.5%
General and administrative as percentage of revenue	11.6%	10.9%

Income before income tax provision	11,007,000	14,076,000	3,069,000	27.9%

Income before income tax provision as percentage of revenue	10.5%	11.9%

Income tax provision	4,411,000	5,467,000	1,056,000	23.9%

Net income	$6,596,000	$8,609,000	$2,013,000	30.5%

Weighted Shares
Basic	22,626,000	21,396,000	(1,230,000)	(5.4%)
Diluted	22,852,000	21,584,000	(1,268,000)	(5.5%)

Earnings Per Share
Basic	$0.29	$0.40	$0.11	37.9%
Diluted	$0.29	$0.40	$0.11	37.9%

Revenues

Change in revenue from the quarter ended June 30, 2012 to the quarter ended June 30, 2013

Revenues increased from $104.6 million for the three months ended June 30, 2012 to $118.1 million for the three months ended June 30, 2013, an increase of $13.5 million, or 12.9%. The increase in revenues was primarily due to an increase in patient management which includes case management services that was consistent with the prior year’s increase, and all services sold to TPA customers which increased by 32% over the prior year. The increase in patient management services was primarily due to an increase in the level of services provided to new TPA customers. Additionally, network solutions revenue increased 9.3%, primarily due to an increase in pharmacy services.

Cost of Revenues

The Company’s cost of revenues consist of direct expenses, costs directly attributable to the generation of revenue, and field indirect costs which are incurred in the field offices of the Company. Direct costs are primarily case manager salaries, bill review analysts, related payroll taxes and fringe benefits, and costs for independent medical examination (IME) and diagnostic imaging providers. Most of the Company’s revenues are generated in offices which provide both patient management services and network solutions services. The largest of the field indirect costs are manager salaries and bonus, account executive base pay and commissions, administrative and clerical support, field systems personnel, prescription drug costs, PPO network developers, related payroll taxes and fringe benefits, office rent, and telephone expense. Approximately 36% of the costs incurred in the field are costs which support both the patient management services and network solutions operations of the Company’s field offices, such as district managers, branch clerical, account executives, related payroll taxes and fringe benefits, rent, and telephone.

Change in cost of revenues from the quarter ended June 30, 2012 to the quarter ended June 30, 2013

The Company’s cost of revenues increased from $81.4 million in the three months ended June 30, 2012 to $91.2 million in the three months ended June 30, 2013, an increase of $9.8 million or 12.0%. As the Company has experienced a shift in managed care services to lower margin services, cost of revenue has increased. TPA services require additional labor. The Company is starting to benefit from economies of scale; therefore, the rate at which labor costs are increasing has slowed. The Company expects TPA revenue to continue growing and, as a result, the Company expects declines in margins unless it is successful in improving operating efficiencies, increasing prices, or growing in higher margin services. In addition, pharmacy costs have increased as the volume of prescription processing has increased.

General and Administrative Expense

For the quarter ended June 30, 2013, general and administrative expense consisted of approximately 57% of corporate systems costs which include corporate systems support, implementation and training, amortization of software development costs, depreciation of the hardware costs in the Company’s national systems, the Company’s national wide area network and other systems related costs. The remaining 43% of the general and administrative expense consisted of national marketing, national sales support, corporate legal, corporate insurance, human resources, accounting, product management, new business development and other general corporate matters.

Change in general and administrative expense from the quarter ended June 30, 2012 to the quarter ended June 30, 2013

General and administrative expense increased from $12.2 million in the quarter ended June 30, 2012 to $12.8 million in the quarter ended June 30, 2013, an increase of $0.7 million, or 5.5%. This increase is primarily due to an increase in legal costs for the Company.

Income Tax Provision

Change in income tax expense from the quarter ended June 30, 2012 to the quarter ended June 30, 2013

The Company’s income tax expense increased by $1.1 million, or 23.9%, from $4.4 million for the quarter ended June 30, 2012 to $5.5 million for the quarter ended June 30, 2013 due to the increase in income before income taxes from $11.0 million to $14.1 million during the same periods. The income tax expense as a percentage of income before income taxes, also known as the effective tax rate, was 40% for the quarter ended June 30, 2012 and 39% for the quarter ended June 30, 2013. The decrease is primarily due to a retroactive extension of a tax credit that expired in December 2011. The income tax provision rates were based upon management’s review of the Company’s estimated annual income tax rate, including state taxes. This effective tax rate differed from the statutory federal tax rate of 35.0% primarily due to state income taxes and certain non-deductible expenses offset by tax credits. Additionally, the state rate increased due to various tax law changes at the state level.

Liquidity and Capital Resources

The Company has historically funded its operations and capital expenditures primarily from cash flow from operations, and to a lesser extent, proceeds from stock option exercises. Working capital decreased $0.7 million, from $40.1 million as of March 31, 2013 to $39.4 million as of June 30, 2013, primarily due to an increase in taxes payable because there was no quarterly income tax payment during the quarter.

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

As of June 30, 2013, the Company had $25 million in cash and cash equivalents, invested primarily in short-term, interest-bearing, highly liquid investment-grade securities with maturities of 90 days or less in federally regulated banks.

In September 2012, the Company renewed a line of credit agreement. The line is with a financial institution to provide a revolving credit facility with borrowing capacity of up to $10 million. Borrowings under this agreement, as amended, bear interest, at the Company’s option, at a fixed LIBOR-based rate plus 1.50% or at a fluctuating rate determined by the financial institution to be 1.50% above the daily one-month LIBOR rate. The loan covenants require the Company to maintain the current assets to liabilities ratio of at least 1.25:1, debt to tangible net worth not greater than 1.25:1 and have positive net income. There were no outstanding revolving loans at any time during fiscal 2013 or the three months ended June 30, 2013, or as of the date hereof, but letters of credit in the aggregate amount of $8.0 million have been issued separate from the line of credit and therefore do not reduce the amount of borrowings available under the revolving credit facility. The renewed credit agreement expires in September 2013.

The Company has historically required substantial capital to fund the growth of its operations, particularly working capital to fund the growth in accounts receivable and capital expenditures. The Company believes, however, that the cash balance at June 30, 2013 along with anticipated internally generated funds, will be sufficient to meet the Company’s expected cash requirements for at least the next twelve months.

Operating Cash Flows

Three months ended June 30, 2012 compared to three months ended June 30, 2013

Net cash provided by operating activities increased from $13.5 million in the three months ended June 30, 2012 to $16.8 million in the three months ended June 30, 2013, an increase of $3.3 million. The increase in cash flow from operating activities is due to an increase in income before income taxes and a reduction in the days sales outstanding from 40 to 39 days.

Investing Activities

Three months ended June 30, 2012 compared to three months ended June 30, 2013

Net cash flow used in investing activities increased from $3.4 million in the three months ended June 30, 2012 to $5.5 million in the three months ended June 30, 2013, an increase of $2.1 million. The increase in net cash used in investing activities is primarily due to the purchase of software licenses under a financing agreement and costs related to building a new data center.

Financing Activities

Three months ended June 30, 2012 compared to three months ended June 30, 2013

Net cash flow used in financing activities increased from $2.1 million for the three months ended June 30, 2012 to $6.1 million for the three months ended June 30, 2013, an increase of $4.1 million. The increase in cash flow used in financing activities was primarily due to an increase in the amount spent on treasury share repurchases from $3.7 million for the three months ended June 30, 2012 to $7.3 million for the three months ended June 30, 2013.

Contractual Obligations

The following table summarizes the Company’s contractual obligations outstanding as of June 30, 2013:

	Payments Due by Period
	Total	Within One Year	Between One and Three Years	Between Three and Five Years	More than Five Years
Operating leases	$45,574,000	$13,424,000	$20,284,000	$9,635,000	$2,231,000
Uncertain tax positions *	869,000	869,000	—	—	—
Software License	2,343,000	1,172,000	1,171,000	—	—

Total	$48,786,000	$15,465,000	$21,455,000	$9,635,000	$2,231,000

*	See Note A to the Notes to Consolidated Financial Statements

Operating leases are rents paid for the Company’s physical locations. The software licenses are various desktop and server operating system and other program licenses.

Litigation

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

The following is not intended to be a comprehensive list of our accounting policies. The Company’s significant accounting policies are more fully described in Note A to the Consolidated Financial Statements. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting an available alternative would not produce a materially different result.

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

Management evaluates agreements with customers in accordance with the provision of the revenue recognition topic ASC 605 that addresses multiple-deliverable revenue arrangements. The multiple-deliverable arrangements entered into consist of bundled managed care which included various units of accounting such as network solutions, and patient management which includes claims administration. Such elements are considered separate units of accounting due to each element having value to the customer on a stand-alone basis. The selling price for each unit of accounting is determined using contract price and management estimates. When the Company’s customers purchase several products the pricing of the products sold is generally the same as if the products were sold on an individual basis. Revenue is recognized as the work is performed in accordance with the Company’s customer contracts. Based upon the nature of the Company’s products, bundled managed care elements are generally delivered in the same accounting period. The Company recognizes revenue for patient management claims administration services over the life of the customer contract. The Company estimates, based upon prior experience in managing claims, the deferral amount from when the claim is received to when the customer contract expires.

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

The Company must make significant judgments and estimates in determining contractual and bad debt allowances in any accounting period. One significant uncertainty inherent in the Company’s analysis is whether its past experience will be indicative of future periods. Although the Company considers future projections when estimating contractual and bad debt allowances, the Company ultimately makes its decisions based on the best information available to it at that time. Adverse changes in general economic conditions or trends in reimbursement amounts for the Company’s services could affect the Company’s contractual and bad debt allowance estimates, collection of accounts receivable, cash flows, and results of operations. No one customer accounted for 10% or more of accounts receivable at March 31, 2013 or June 30, 2013.

Goodwill and Long-Lived Assets: Goodwill arising from business combinations represents the excess of the purchase price over the estimated fair value of the net assets of the acquired business. Pursuant to ASC 350-10 through ASC 350-30, “Goodwill and Other Intangible Assets,” goodwill is tested annually for impairment or more frequently if circumstances indicate the potential for impairment. Also, management tests for impairment of its amortizable intangible assets and long-lived assets annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company’s impairment is conducted at a regional level. The measurement of fair value is based on an evaluation of market capitalization and is further tested using a multiple of earnings approach. In projecting the Company’s cash flows, management considers industry growth rates and trends and cost structure changes. Based on the Company’s tests and reviews, no impairment of its goodwill, intangible assets or other long-lived assets existed at June 30, 2013. However, future events or changes in current circumstances could affect the recoverability of the carrying value of goodwill and long-lived assets. Should an asset be deemed impaired, an impairment loss would be recognized to the extent the carrying value of the asset exceeded its estimated fair market value.

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

Share-Based Compensation: The Company accounts for share based compensation in accordance with the provisions of ASC Topic 718 “Compensation – Stock Compensation”. Under ASC 718, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). For the quarter ended June 30, 2013, the Company recorded share-based compensation expense of $405,000. Share-based compensation expense is recognized based on awards ultimately expected to vest; therefore, it has been reduced for estimated forfeitures. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s term, and the Company’s expected annual dividend yield. The Company’s management believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s granted stock options. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

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

Recent Accounting Standards Update

In July 2012, the FASB issued guidance that revises the requirements around how entities test indefinite-lived intangible assets, other than goodwill, for impairment. The guidance allows companies to perform a qualitative assessment before calculating the fair value of the reporting unit. If entities determine, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is more likely than not greater than the carrying amount, a quantitative calculation would not be needed. The guidance became effective for the Company at the beginning of its first quarter of fiscal 2014. The adoption of this guidance did not have a material impact on the Company’s financial statements.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2013, the Company held no market risk sensitive instruments for trading purposes, and the Company did not employ any derivative financial instruments, other financial instruments, or derivative commodity instruments to hedge any market risk. The Company had no debt outstanding as of June 30, 2013, and therefore, had no market risk related to debt.

Item 4 — Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2013, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The markets for our network services and patient management services are also fragmented and competitive. Our competitors include national managed care providers, preferred provider networks, smaller independent providers and insurance companies. Companies that offer one or more workers’ compensation managed care services on a national basis are our primary competitors. We also compete with many smaller vendors

26

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

The market price and trading volume of our common stock may be volatile, which could result in rapid and substantial losses for our stockholders.

The market price of our common stock may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. The stock market has in the past experienced price and volume fluctuations that have particularly affected companies in the healthcare and managed care markets resulting in changes in the market price of the stock of many companies, which may not have been directly related to the operating performance of those companies. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future.

We cannot assure our stockholders that our stock repurchase program will enhance long-term stockholder value and stock repurchases, if any, could increase the volatility of the price of our common stock and will diminish our cash reserves.

In 1996, our Board of Directors authorized a stock repurchase program and has periodically increased the number of shares authorized for repurchase under the repurchase program. The most recent increase occurred in February 2012 and brought the number of shares authorized for repurchase over the life of the program to 32,000,000 shares. There is no expiration date for the repurchase program. The timing and actual number of shares repurchased, if any, depend on a variety of factors including the timing of open trading windows, price, corporate and regulatory requirements, and other market conditions. The program may be suspended or discontinued at any time without prior notice. Repurchases pursuant to our stock repurchase program could affect our stock price and increase its volatility. The existence of a stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, repurchases under our stock repurchase program will diminish our cash reserves, which could impact our ability to pursue possible future strategic opportunities and acquisitions and could result in lower overall returns on our cash balances. There can be no assurance that any further stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares of stock. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

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

Within the past few years, the economy has performed below historical averages which leads to fewer workers on a national level and could lead to fewer work-related injuries. If declines in workers’ compensation costs occur in many states and persist over the long-term, it would have a material adverse impact on our business, financial condition and results of operations.

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

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the period covered by this report. The following table shows the repurchases of the Company’s common stock made by or on behalf of the Company in open-market transactions for the quarter ended June 30, 2013 pursuant to a publicly announced plan. During the quarter ended June 30, 2013, the Company’s Board of Directors approved a two-for-one stock split in the form of a 100% stock dividend with a date of record on June 12, 2013 and a distribution date of June 26, 2013. All share and per share amounts have been adjusted retroactively in this report to reflect the stock split for all periods shown.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that may yet be Purchased Under the Program
April 1 to April 30, 2013	106,848	$24.32	106,848	576,018
May 1 to May 31, 2013	103,322	24.46	103,322	472,696
June 1 to June 30, 2013	75,369	28.90	75,369	397,327

Total	285,539	$25.58	285,539	397,327

In 1996, the Company’s Board of Directors authorized a stock repurchase program for up to 900,000 shares of the Company’s common stock. The Company’s Board of Directors has periodically increased the number of shares authorized for repurchase under the repurchase program. The most recent increase occurred in February 2012 and brought the number of shares authorized for repurchase over the life of the program to 32,000,000 shares. There is no expiration date for the repurchase program. As of June 30, 2013, the Company had repurchased 31,602,553 shares of its common stock.

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

31.1 Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2 Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.0 The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2013 and March 31, 2012; (ii) Consolidated Statements of Income for the three months ended June 30, 2012 and 2013; (iii) Consolidated Statements of Cash Flows for the three months ended June 30, 2012 and 2013; and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CORVEL CORPORATION

By:	/s/ V. Gordon Clemons,
V. Gordon Clemons, Chairman of the Board, President and Chief Executive Officer

By:	/s/ Scott R. McCloud
Scott R. McCloud,
Chief Financial Officer

August 5, 2013