Form 10-Q
period 2013-12-31
CORVEL CORP
filed 2014-02-07
CIK 874866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

or

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

The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value per share, as of January 27, 2014 was 20,924,613.

CORVEL CORPORATION

FORM 10-Q

Part I — Financial Information

Item  1. Financial Statements

CORVEL CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2013 (Unaudited)
Assets
Current Assets
Cash and cash equivalents (Note A)	$19,822,000	$32,746,000
Customer deposits	10,107,000	10,710,000
Accounts receivable, net	49,105,000	55,391,000
Prepaid taxes and expenses	7,418,000	5,146,000
Deferred income taxes	6,448,000	7,091,000

Total current assets	92,900,000	111,084,000

Property and equipment, net	46,584,000	49,671,000
Goodwill	36,814,000	36,814,000
Other intangibles, net (Note F)	5,663,000	5,309,000
Other assets	421,000	13,000

TOTAL ASSETS	$182,382,000	$202,891,000

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts and taxes payable	$13,587,000	$18,650,000
Accrued liabilities	39,168,000	47,019,000

Total current liabilities	52,755,000	65,669,000

Deferred income taxes	18,225,000	18,225,000

Commitments and contingencies (Notes G and H)

Stockholders’ Equity
Common stock, $.0001 par value: 120,000,000 shares authorized at March 31, 2013 and December 31, 2013; 52,837,262 shares issued (21,520,248 shares outstanding, net of Treasury shares) and 53,016,271 shares issued (20,936,089 shares outstanding, net of Treasury shares) at March 31, 2013 and December 31, 2013, respectively	3,000	3,000

Paid-in capital	110,924,000	116,435,000

Treasury Stock (31,317,014 shares at March 31, 2013 and 32,080,182 shares at December 31, 2013)	(301,301,000)	(325,276,000)

Retained earnings	301,776,000	327,835,000

Total stockholders’ equity	111,402,000	118,997,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$182,382,000	$202,891,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED INCOME STATEMENTS — UNAUDITED

	Three Months Ended December 31,
	2012	2013

REVENUES	$107,287,000	$121,098,000

Cost of revenues	85,553,000	93,392,000

Gross profit	21,734,000	27,706,000

General and administrative expenses	11,710,000	13,204,000

Income before income tax provision	10,024,000	14,502,000

Income tax provision	4,100,000	5,727,000

NET INCOME	$5,924,000	$8,775,000

Net income per common and common equivalent share
Basic	$0.27	$0.42

Diluted	$0.26	$0.41

Weighted average common and common equivalent shares
Basic	22,234,000	20,936,000

Diluted	22,426,000	21,256,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED INCOME STATEMENTS — UNAUDITED

	Nine Months Ended December 31,
	2012	2013

REVENUES	$317,351,000	$358,570,000

Cost of revenues	249,600,000	276,626,000

Gross profit	67,751,000	81,944,000

General and administrative expenses	35,866,000	38,270,000

Income before income tax provision	31,885,000	43,674,000

Income tax provision	12,735,000	17,615,000

NET INCOME	$19,150,000	$26,059,000

Net income per common and common equivalent share
Basic	$0.85	$1.23

Diluted	$0.84	$1.22

Weighted average common and common equivalent shares
Basic	22,466,000	21,157,000

Diluted	22,676,000	21,406,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Nine Months Ended December 31,
	2012	2013
Cash flows from Operating Activities
NET INCOME	$19,150,000	$26,059,000

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	11,854,000	12,201,000
Loss on disposal of assets	406,000	87,000
Stock compensation expense	650,000	1,546,000
Write-off of uncollectible accounts	1,737,000	1,043,000
Deferred income tax	(256,000)	(643,000)

Changes in operating assets and liabilities
Accounts receivable	4,220,000	(7,330,000)
Customer deposits	(2,353,000)	(603,000)
Prepaid taxes and expenses	4,448,000	2,272,000
Other assets	216,000	408,000
Accounts and taxes payable	1,012,000	2,720,000
Accrued liabilities	2,506,000	7,851,000

Net cash provided by operating activities	43,590,000	45,611,000

Cash Flows from Investing Activities
Purchase of property and equipment	(9,206,000)	(12,677,000)

Net cash (used in) investing activities	(9,206,000)	(12,677,000)

Cash Flows from Financing Activities
Purchase of treasury stock	(23,676,000)	(23,975,000)
Tax effect of stock option exercises	1,035,000	1,554,000
Exercise of common stock options	2,268,000	2,250,000
Exercise of employee stock purchase options	161,000	161,000

Net cash (used in) financing activities	(20,212,000)	(20,010,000)

Increase (decrease) in cash and cash equivalents	14,172,000	12,924,000
Cash and cash equivalents at beginning of period	6,597,000	19,822,000

Cash and cash equivalents at end of period	$20,769,000	$32,746,000

Supplemental Cash Flow Information:

Income taxes paid	$6,759,000	$13,335,000
Purchase of software license under finance agreement	$—	$2,343,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

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

The Company evaluated all subsequent events or transactions through the date of filing this report. During the period subsequent to December 31, 2013, the Company repurchased 17,754 shares for $850,000 for an average of $47.85 per share. These shares were repurchased under the Company’s ongoing share repurchase program described in Note C.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2014. For further information, refer to the consolidated financial statements and notes for the fiscal year ended March 31, 2013 included in the Company’s Annual Report on Form 10-K.

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

Cash and Cash Equivalents: Cash and cash equivalents consist of short-term highly-liquid investment-grade interest-bearing securities with maturities of 90 days or less when purchased. The carrying amounts of the Company’s financial instruments approximate their fair values at March 31, 2013 and December 31, 2013.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

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

Level 1 – Quoted market prices in active markets for identical assets or liabilities;

Level 2 – Observable inputs other than those included in Level 1 (for example, quoted prices for similar assets in active markets or quoted prices for identical assets in inactive markets); and

Level 3 – Unobservable inputs reflecting management’s own assumptions about the inputs used in estimating the value of the asset.

The carrying amount of the Company’s financial instruments (i.e. cash, accounts receivable, accounts payable, etc.) are all Level 1 and approximate their fair values at March 31, 2013 and December 31, 2013. The Company has no Level 2 or Level 3 assets.

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

December 31, 2013

Note A — Basis of Presentation and Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements: No new accounting pronouncement issued or effective during the fiscal year had or is expected to have a material impact on the Company’s Consolidated Financial Statements.

Accounts Receivable: The majority of the Company’s accounts receivable are due from companies in the property and casualty insurance industries, self-insured employers, and government entities. Accounts receivable are generally due within 30 days and are stated as amounts due from customers net of an allowance for doubtful accounts. Those accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company and the condition of the general economy and the industry as a whole. No one customer accounted for 10% or more of accounts receivable at either March 31, 2013 or December 31, 2013. No one customer accounted for 10% or more of revenue during the nine months ended December 31, 2012 or 2013.

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

Income Taxes: The Company provides for income taxes in accordance with provisions specified in ASC 740, “Accounting for Income Taxes”. Accordingly, deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities. These differences will result in taxable or deductible amounts in the future, based on tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. In making an assessment regarding the probability of realizing a benefit from these deductible differences, management considers the Company’s current and past performance, the market environment in which the Company operates, tax-planning strategies and the length of carry-forward periods for loss carry-forwards, if any. Valuation allowances are established when necessary to reduce deferred tax assets to amounts that are more likely than not to be realized. Further, the Company provides for income tax issues not yet resolved with federal, state and local tax authorities. The balance of the unrecognized tax benefits as of March 31, 2013 and December 31, 2013 was $772,000 and $976,000, respectively.

Earnings Per Share: Earnings per common share-basic is based on the weighted average number of common shares outstanding during the period. Earnings per common share-diluted is based on the weighted average number of common shares and common share equivalents outstanding during the period. In calculating earnings per share, earnings are the same for the basic and diluted calculations. Weighted average shares outstanding decreased in the December 2013 quarter compared to the same quarter of the prior year primarily due to repurchase of shares under the Company’s share repurchase program. See also Note D.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

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

Note B — Stock Based Compensation and Stock Options

Under the Company’s Restated Omnibus Incentive Plan (formerly the Restated 1988 Executive Stock Option Plan) (“the Plan”) as in effect at December 31, 2013, options for up to 19,365,500 shares of the Company’s common stock may be granted over the life of the Plan to key employees, non-employee directors and consultants at exercise prices not less than the fair market value of the stock at the date of grant. Options granted under the Plan are non-statutory stock options and generally vest 25% one year from date of grant and the remaining 75% vesting ratably each month for the next 36 months. The options granted to employees and the board of directors expire at the end of five years and ten years from date of grant, respectively.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model with the assumptions included in the table below. The Company uses historical data among other factors to estimate the expected volatility, the expected option life, and the expected forfeiture rate. The risk-free rate is based on the interest rate paid on a U.S. Treasury issue with a term similar to the estimated life of the option. Based upon the historical experience of options cancellations, the Company has estimated an annualized forfeiture rate of 12.85% and 12.40% for the three months ended December 31, 2012 and 2013, respectively. Forfeiture rates will be adjusted over the requisite service period when actual forfeitures differ, or are expected to differ, from the estimate. The following assumptions were used to estimate the fair value of options granted during the three months ended December 31, 2012 and 2013 using the Black-Scholes option-pricing model:

	Three Months Ended December 31,
	2012	2013
Risk-free interest rate	0.73%	1.35%

Expected volatility	47%	47%

Expected dividend yield	0.00%	0.00%

Expected forfeiture rate	12.85%	12.40%

Expected weighted average life of option in years	4.5 years	4.4 years

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

Note B — Stock Options and Stock-Based Compensation (continued)

All options granted in the nine months ended December 31, 2012 and 2013 were granted at fair market value and are non-statutory stock options.

For the three months ended December 31, 2012 and 2013, the Company recorded share-based compensation expense of $263,000 and $676,000, respectively. For the nine months ended December 31, 2012 and 2013, the Company recorded share-based compensation expense of $650,000 and $1,546,000, respectively. The table below shows the amounts recognized in the financial statements for stock compensation expense for time based options and performance based options during the three and nine months ended December 31, 2012 and 2013, respectively.

	Three Months Ended
	December 31, 2012	December 31, 2013
Cost of revenues	$115,000	$180,000
General and administrative	148,000	496,000

Total cost of stock-based compensation included in income before income tax provision	263,000	676,000
Amount of income tax benefit recognized	(107,000)	(267,000)

Amount charged against net income	$156,000	$409,000

Effect on diluted net income per share	$(0.01)	$(0.02)

	Nine Months Ended
	December 31, 2012	December 31, 2013
Cost of revenues	$343,000	$477,000
General and administrative	307,000	1,069,000

Total cost of stock-based compensation included in income before income tax provision	650,000	1,546,000
Amount of income tax benefit recognized	(266,000)	(611,000)

Amount charged against income	$384,000	$935,000

Effect on diluted income per share	$(0.02)	$(0.04)

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

Note B — Stock Options and Stock-Based Compensation (continued)

Summarized information for all stock options for the three and nine months ended December 31, 2012 and 2013 follows:

	Three Months Ended December 31, 2012		Three Months Ended December 31, 2013
	Shares	Average Price	Shares	Average Price
Options outstanding, beginning	1,264,530	$17.71	1,191,251	$20.39
Options granted	33,300	21.61	142,650	40.24
Options exercised	(57,876)	12.45	(69,276)	16.33
Options cancelled	(48,366)	22.29	(4,057)	21.90

Options outstanding, ending	1,191,588	$17.88	1,260,568	$22.85

	Nine Months Ended December 31, 2012		Nine Months Ended December 31, 2013
	Shares	Average Price	Shares	Average Price
Options outstanding, beginning	1,502,046	$17.10	1,100,930	$18.65
Options granted	96,700	21.56	382,650	31.14
Options exercised	(261,234)	12.54	(188,327)	15.14
Options cancelled	(145,924)	21.79	(34,685)	22.94

Options outstanding, ending	1,191,588	$17.88	1,260,568	$22.85

The following table summarizes the status of stock options outstanding and exercisable at December 31, 2013:

Range of Exercise Price	Number of Outstanding Options	Weighted Average Remaining Contractual Life	Outstanding Options – Weighted Average Exercise Price	Exercisable Options – Number of Exercisable Options	Exercisable Options – Weighted Average Exercise Price

$ 7.78 to $18.28	337,181	2.14	$12.72	318,009	$12.65
$18.29 to $23.07	293,427	4.19	$21.88	117,256	$21.48
$23.08 to $24.64	322,109	4.13	$23.61	12,792	$23.84
$24.65 to $40.24	307,851	4.06	$34.08	19,733	$25.41

Total	1,260,568	3.59	$22.85	467,790	$15.71

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

Note B — Stock Options and Stock-Based Compensation (continued)

A summary of the status for all outstanding options at December 31, 2013, and changes during the three months then ended, is presented in the table below:

	Number of Options	Weighted Average Exercise Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value as of December 31, 2013
Options outstanding at October 1, 2013	1,191,251	$20.39

Granted	142,650	40.24

Exercised	(69,276)	16.33

Cancelled – forfeited	(2,703)	26.40

Cancelled – expired	(1,354)	12.91

Ending outstanding	1,260,568	$22.85	3.59	$30,062,229

Ending vested and expected to vest	1,075,586	$21.66	3.46	$26,935,727

Ending exercisable at December 31, 2013	467,790	$15.71	2.73	$14,497,528

The weighted-average grant-date fair value of options granted during the three months ended December 31, 2012 and 2013, was $17.05 and $16.70, respectively.

Included in the above-noted stock option grants and stock compensation expense are performance-based stock options under which vesting occurs only upon the Company achieving certain revenue or earnings per shares targets on a calendar year basis as determined by the Company’s board of directors. These options were valued in the same manner as the time-vesting options. However, the Company only recognizes stock compensation to the extent that the targets are determined to be achieved which allow the performance options to vest. The Company recognized $0 and $285,000 of stock compensation expense for the three months ended December 31, 2012 and 2013, respectively, for performance-based stock options. The Company recognized $0 and $448,000 of stock compensation expense for the nine months ended December 31, 2012 and 2013, respectively, for performance-based stock options.

Note C — Treasury Stock and Subsequent Event

The Company’s Board of Directors initially approved the commencement of a share repurchase program in the fall of 1996. In August 2013, the Board approved a 2,000,000 share expansion of the repurchase program to 34,000,000 shares over the life of the share repurchase program. Since the commencement of the share repurchase program, the Company has spent $325 million to repurchase 32,080,182 shares of its common stock, equal to 61% of the outstanding common stock had there been no repurchases. The average price of these repurchases was $10.14 per share. These repurchases were funded primarily from the net earnings of the Company, along with the proceeds from the exercise of common stock options. During the three and nine months ended December 31, 2013, the Company repurchased 105,553 shares for $4.2 million, and 763,168 shares for $24 million, respectively. The Company had 20,936,089 shares of common stock outstanding as of December 31, 2013, net of the 32,080,182 shares in treasury. Subsequent to the end of the quarter, through January 21, 2014, the Company repurchased 17,754 shares for $850,000 for an average of $47.85 per share. During the quarter ended June 30, 2013, the Company’s Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend with a record date of June 12, 2013 and a distribution date of June 26, 2013. All prior period share and per share calculations in these financial statements and elsewhere in this report have been retroactively adjusted to reflect this split.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

Note D — Weighted Average Shares and Net Income Per Share

Weighted average basic common shares decreased from 22,234,000 for the quarter ended December 31, 2012 to 20,936,000 for the quarter ended December 31, 2013. Weighted average diluted common and common equivalent shares decreased from 22,426,000 for the quarter ended December 31, 2012 to 21,256,000 for the quarter ended December 31, 2013. The net decrease in both of these weighted share calculations is due to the repurchase of common stock as noted above, offset by an increase in shares outstanding due to the exercise of stock options under the Company’s employee stock option plan.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

Note D — Weighted Average Shares and Net Income Per Share (continued)

Net income per common and common equivalent shares was computed by dividing net income by the weighted average number of common and common stock equivalents outstanding during the quarter. During the quarter ended June 30, 2013, the Company’s Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend with a record date of June 12, 2013 and a distribution date of June 26, 2013. All prior period share and per share calculations in these financial statements and elsewhere in this report have been retroactively adjusted to reflect this split. The calculations of the basic and diluted weighted shares for the three and nine months ended December 31, 2012 and 2013, are as follows:

	Three Months Ended December 31,
	2012	2013
Net Income	$5,924,000	$8,775,000

Basic:
Weighted average common shares outstanding	22,234,000	20,936,000

Net Income per share	$0.27	$0.42

Diluted:
Weighted average common shares outstanding	22,234,000	20,936,000
Treasury stock impact of stock options	192,000	320,000

Total common and common equivalent shares	22,426,000	21,256,000

Net Income per share	$0.26	$0.41

	Nine Months Ended December 31,
	2012	2013
Net Income	$19,150,000	$26,059,000

Basic:
Weighted average common shares outstanding	22,466,000	21,157,000

Net Income per share	$0.85	$1.23

Diluted:
Weighted average common shares outstanding	22,466,000	21,157,000
Treasury stock impact of stock options	210,000	249,000

Total common and common equivalent shares	22,676,000	21,406,000

Net Income per share	$0.84	$1.22

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

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

Note F — Other Intangible Assets

Other intangible assets consist of the following at December 31, 2013:

Item	Life	Cost	Nine Months Ended December 31, 2013 Amortization Expense	Accumulated Amortization at December 31, 2013	Cost, Net of Accumulated Amortization at December 31, 2013
Covenants Not to Compete	5 Years	$775,000	$26,000	$734,000	$41,000
Customer Relationships	18-20 Years	7,922,000	317,000	2,771,000	5,151,000
TPA Licenses	15 Years	204,000	10,000	87,000	117,000

Total		$8,901,000	$353,000	$3,592,000	$5,309,000

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

Note G — Line of Credit

In September 2013, the Company renewed a line of credit agreement. The line is with a financial institution to provide a revolving credit facility with borrowing capacity of up to $10 million. Borrowings under this agreement, as amended, bear interest, at the Company’s option, at a fixed LIBOR-based rate plus 1.50% or at a fluctuating rate determined by the financial institution to be 1.50% above the daily one-month LIBOR rate. The loan covenants require the Company to maintain the current assets to liabilities ratio of at least 1.25:1, debt to tangible net worth not greater than 1.25:1 and have positive net income. There were no outstanding revolving loans at any time during fiscal 2013 or the nine months ended December 31, 2013, or as of the date hereof, but letters of credit in the aggregate amount of $8.0 million have been issued separate from the line of credit and therefore do not reduce the amount of borrowings available under the revolving credit facility. The renewed credit agreement expires in September 2014.

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

Summary of Quarterly Results

The Company generated revenues of $121.1 million for the quarter ended December 31, 2013, an increase of $13.8 million, or 12.9%, compared to revenues of $107.3 million for the quarter ended December 31, 2012. The increase in revenues was primarily due to an increase in both patient management TPA services and network solutions services.

The Company’s cost of revenues increased by $7.8 million, from $85.6 million in the December 31, 2012 quarter to $93.4 million in the December 31, 2013 quarter, an increase of 9.2%. The Company’s increase in cost of revenue is primarily due to the increase in revenue for the quarter. The cost of revenue did not increase at the same rate as revenue due to economies of scale achieved in our services.

The Company’s general and administrative expense increased by $1.5 million, from $11.7 million in the December 31, 2012 quarter to $13.2 million in the December 31, 2013 quarter, an increase of 12.8%. This increase is primarily due to an increase in information technology (IT), costs. Additionally, stock-based compensation expenses increased as the Company has hit targets related to performance stock options.

The Company’s income tax expense increased by $1.6 million, or 39.7%, from $4.1 million, in the December 31, 2012 quarter to $5.7 million in the December 31, 2013 quarter. The increase in income tax expense was primarily due to the increase in income before income taxes from $10 million to $14.5 million.

Weighted diluted shares decreased from 22.4 million shares in the December 31, 2012 quarter to 21.3 million shares in the December 31, 2013 quarter, a decrease of 1,170,000 shares, or 5.2%. This decrease was due primarily to the repurchase of 1,153,360 shares of common stock in the twelve months ended December 31, 2013.

Diluted earnings per share increased from $ 0.26 in the December 31, 2012 quarter to $ 0.41 in the December 31, 2013 quarter, an increase of $0.15 per share, or 53.8%. The increase in diluted earnings per share was due to the increase in income before income taxes in addition to a reduction in the number of shares outstanding due to shares repurchased under our stock repurchase program.

Results of Operations for the three months ended December 31, 2012 and 2013

The Company derives its revenues from providing patient management and network solutions services to payers of workers’ compensation benefits, auto insurance claims and health insurance benefits. Patient management services include claims management, case management, 24/7 nurse triage, utilization management, vocational rehabilitation and life care planning. Network solutions services include medical bill review, PPO management, enhanced bill review, provider reimbursement, professional review, pharmacy services, directed care services, Medicare solutions and clearinghouse services. The percentage of total revenues attributable to patient management and network solutions services for the quarters ended December 31, 2012 and December 31, 2013 are as follows:

Percentage of Revenues
	December 31, 2012	December 31, 2013
Patient management services	51.8%	51.5%
Network solutions services	48.2%	48.5%

The following table sets forth, for the periods indicated, the dollar amounts, dollar and percent changes, share changes, and the percentage of revenues represented by certain items reflected in the Company’s consolidated income statements for the three months ended December 31, 2012 and December 31, 2013. The Company’s past operating results are not necessarily indicative of future operating results.

	Three Months Ended December 31, 2012	Three Months Ended December 31, 2013	Change	Percentage Change
Revenue	$107,287,000	$121,098,000	$13,811,000	12.9%
Cost of revenues	85,553,000	93,392,000	7,839,000	9.2%

Gross profit	21,734,000	27,706,000	5,972,000	27.5%

Gross profit as percentage of revenue	20.3%	22.9%

General and administrative	11,710,000	13,204,000	1,494,000	12.8%
General and administrative as percentage of revenue	10.9%	10.9%

Income before income tax provision	10,024,000	14,502,000	4,478,000	44.7%

Income before income tax provision as percentage of revenue	9.3%	12.0%

Income tax provision	4,100,000	5,727,000	1,627,000	39.7%

Net income	$5,924,000	$8,775,000	$2,851,000	48.1%

Weighted Shares
Basic	22,234,000	20,936,000	(1,298,000)	(5.8%)
Diluted	22,426,000	21,256,000	(1,170,000)	(5.2%)

Earnings Per Share
Basic	$0.27	$0.42	$0.15	55.6%
Diluted	$0.26	$0.41	$0.15	57.7%

Revenues

Change in revenue from the quarter ended December 31, 2012 to the quarter ended December 31, 2013

Revenues increased from $107.3 million for the three months ended December 31, 2012 to $121.1 million for the three months ended December 31, 2013, an increase of $13.8 million, or 12.9%. The increase in revenues was primarily due to an increase in patient management services which includes all services sold to TPA customers which increased by 23% from $89.8 million to $112.1 million. The increase in patient management services was primarily due to an increase in the level of services provided to new TPA customers as the Company continue to expand brand awareness in the marketplace which we expect to continue in the coming year. Additionally, network solutions revenue increased 13.5% from $154.6 million to $173.8 million, primarily due to an increase in pharmacy services, CareIQ, and group health bill review.

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

Change in cost of revenues from the quarter ended December 31, 2012 to the quarter ended December 31, 2013

The Company’s cost of revenues increased from $85.6 million in the three months ended December 31, 2012 to $93.4 million in the three months ended December 31, 2013, an increase of $7.8 million or 9.2%. The Company’s increase in cost of revenue is primarily due to the increase in revenue for the quarter. The cost of revenue did not increase at the same rate as revenue due to economies of scale achieved in our services. The increase in cost was due to an increase in direct field operation expenses primarily from salaries increasing $1.7 million, pharmacy services increasing $1.6 million, and CareIQ increasing $1.6 million compared to the prior year. Indirect costs, such as manager’s salaries and occupancy costs in field operations were relatively flat. Approximately $3 million of the increase in costs was due to increase in group health bill review.

General and Administrative Expense

For the quarter ended December 31, 2013, general and administrative expense consisted of approximately 59% of corporate systems costs which include corporate systems support, implementation and training, amortization of software development costs, depreciation of the hardware costs in the Company’s national systems, the Company’s national wide area network and other systems related costs. The remaining 41% of the general and administrative expense consisted of national marketing, national sales support, corporate legal, corporate insurance, human resources, accounting, product management, new business development and other general corporate matters.

Change in general and administrative expense from the quarter ended December 31, 2012 to the quarter ended December 31, 2013

General and administrative expense increased from $11.7 million in the quarter ended December 31, 2012 to $13.2 million in the quarter ended December 31, 2013, an increase of $1.5 million, or 12.8%. This increase is primarily due to an increase in IT costs related to programming, salaries, and consultants. Additionally, stock-based compensation expenses increased as the Company has hit targets related to performance stock options.

Income Tax Provision

Change in income tax expense from the quarter ended December 31, 2012 to the quarter ended December 31, 2013

The Company’s income tax expense increased by $1.6 million, or 39.7%, from $4.1 million for the quarter ended December 31, 2012 to $5.7 million for the quarter ended December 31, 2013 due to the increase in income before income taxes from $10.0 million to $14.5 million during the same periods offset by a nominal decrease in the tax rate. The income tax expense as a percentage of income before income taxes, also known as the effective tax rate, was 40.9% for the quarter ended December 31, 2012 and 39.5% for the quarter ended December 31, 2013

Results of Operations for the nine months ended December 31, 2012 and the nine months ended December 31, 2013

The following table sets forth, for the periods indicated, the dollar amounts, dollar and percent changes, share changes, and the percentage of revenues represented by certain items reflected in the Company’s consolidated income statements for the nine months ended December 31, 2012 and December 31, 2013. The Company’s past operating results are not necessarily indicative of future operating results.

	Nine Months Ended December 31, 2012	Nine Months Ended December 31, 2013	Change	Percentage Change
Revenue	$317,351,000	$358,570,000	$41,219,000	13.0%
Cost of revenues	249,600,000	276,626,000	27,026,000	10.8%

Gross profit	67,751,000	81,944,000	14,193,000	20.9%

Gross profit as percentage of revenue	21.3%	22.9%

General and administrative	35,866,000	38,270,000	2,404,000	6.7%
General and administrative as percentage of revenue	11.3%	10.7%

Income before income tax provision	31,885,000	43,674,000	11,789,000	37.0%

Income before income tax provision as percentage of revenue	10.0%	12.2%

Income tax provision	12,735,000	17,615,000	4,880,000	38.3%

Net income	$19,150,000	$26,059,000	$6,909,000	36.1%

Weighted Shares
Basic	22,466,000	21,157,000	(1,309,000)	(5.8%)
Diluted	22,676,000	21,406,000	(1,270,000)	(5.6%)

Earnings Per Share
Basic	$0.85	$1.23	$0.38	44.7%
Diluted	$0.84	$1.22	$0.38	45.2%

Revenues

Change in revenue from the nine months ended December 31, 2012 to the nine months ended December 31, 2013

Revenues increased from $317.4 million for the nine months ended December 31, 2012 to $358.6 million for the nine months ended December 31, 2013, an increase of $41.2 million, or 13.0%. The Company’s patient management revenues increased $22 million, or 13.6%, from $163 million in the nine months ended December 31, 2012 to $185 million in the nine months ended December 31, 2013. The increase in patient management services was primarily due to an increase in the level of services provided to new and existing TPA customers. The Company’s network solutions revenues increased from $155 million in the nine months ended December 31, 2012 to $174 million in the nine months ended December 31, 2013, an increase of $19 million, or 12.4%. The increase in network solutions revenue was primarily due to an increase in pharmacy services, CareIQ, and group health bill review.

Cost of Revenues

Change in cost of revenue from the nine months ended December 31, 2012 to the nine months ended December 31, 2013

The Company’s cost of revenues increased from $249.6 million in the nine months ended December 31, 2012 to $276.6 million in the nine months ended December 31, 2013, an increase of $27.0 million, or 10.8%. This increase was partially due to the increase in the volume of services which generated the 13.0% revenue increase for the same periods. Direct salaries increased from $68 million for the nine months ended December 31, 2012 to $70 million for the nine months ended December 31, 2013. Direct pharmacy costs increased from $37 million for the nine months ended December 31, 2012 to $45 million for the nine months ended December 31, 2013. CareIQ costs increased from $31 million for the nine months ended December 31, 2012 to $37 million for the nine months ended December 31, 2013. These costs increased due to the increase in revenue. Indirect costs, such as manager’s salaries and occupancy costs in field operations were relatively flat.

General and Administrative Expense

Change in general and administrative expense from the nine months ended December 31, 2012 to the nine months ended December 31, 2013

General and administrative expense increased from $35.9 million in the nine months ended December 31, 2012 to $38.3 million in the nine months ended December 31, 2013, an increase of $2.4 million, or 6.7%. This increase is primarily due to an increase in IT costs related to programming, salaries, and consultants and stock-based compensation expense from performance option targets being met. IT costs represent $22.6 million of the total general and administrative expense for the nine months ended December 31, 2013.

Income Tax Provision

The Company’s income tax expense increased from $12.7 million in the nine months ended December 31, 2012 to $17.6 million in the nine months ended December 31, 2013, an increase of $4.9 million, or 38.3%, due to the increase in income before income taxes from $31.9 million to $43.7 million. The income tax expense as a percentage of income before income taxes, also known as the effective tax rate, was 38.8% for the nine months ended December 31, 2012 and 40.3% for the nine months ended December 31, 2013. The income tax provision rates were based upon management’s review of the Company’s estimated annual income tax rate, including state taxes. This effective tax rate differed from the statutory federal tax rate of 35.0% primarily due to state income taxes and certain non-deductible expenses offset by tax credits.

Liquidity and Capital Resources

The Company has historically funded its operations and capital expenditures primarily from cash flow from operations, and to a lesser extent, proceeds from stock option exercises. Working capital increased $5.3 million, from $40.1 million as of March 31, 2013 to $45.4 million as of December 31, 2013, primarily due to an increase in cash flow.

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

As of December 31, 2013, the Company had $32.7 million in cash and cash equivalents, invested primarily in short-term, interest-bearing, highly liquid investment-grade securities with maturities of 90 days or less in federally regulated banks.

In September 2013, the Company renewed a line of credit agreement. The line is with a financial institution to provide a revolving credit facility with borrowing capacity of up to $10 million. Borrowings under this agreement, as amended, bear interest, at the Company’s option, at a fixed LIBOR-based rate plus 1.50% or at a fluctuating rate determined by the financial institution to be 1.50% above the daily one-month LIBOR rate. The loan covenants require the Company to maintain the current assets to liabilities ratio of at least 1.25:1, debt to tangible net worth not greater than 1.25:1 and have positive net income. There were no outstanding revolving loans at any time during fiscal 2013 or the nine months ended December 31, 2013, or as of the date hereof, but letters of credit in the aggregate amount of $8.0 million have been issued separate from the line of credit and therefore do not reduce the amount of borrowings available under the revolving credit facility. The renewed credit agreement expires in September 2014.

The Company has historically required substantial capital to fund the growth of its operations, particularly working capital to fund the growth in accounts receivable and capital expenditures. The Company believes, however, that the cash balance at December 31, 2013 along with anticipated internally generated funds, will be sufficient to meet the Company’s expected cash requirements for at least the next twelve months.

Operating Cash Flows

Nine months ended December 31, 2012 compared to nine months ended December 31, 2013

Net cash provided by operating activities increased from $43.6 million in the nine months ended December 31, 2012 to $45.6 million in the nine months ended December 31, 2013, an increase of $2.0 million. The increase in cash flow from operating activities is due to an increase in income before income taxes.

Investing Activities

Nine months ended December 31, 2012 compared to nine months ended December 31, 2013

Net cash flow used in investing activities increased from $9.2 million in the nine months ended December 31, 2012 to $12.7 million in the nine months ended December 31, 2013, an increase of $3.5 million. The increase in net cash used in investing activities is primarily due to costs related to building a new data center.

Financing Activities

Nine months ended December 31, 2012 compared to nine months ended December 31, 2013

Net cash flow used in financing activities decreased from $20.2 million for the nine months ended December 31, 2012 to $20.0 million for the nine months ended December 31, 2013, a decrease of $0.2 million. The decrease in cash flow used in financing activities was primarily due to an increase in the tax benefit from option exercises.

Contractual Obligations

The following table summarizes the Company’s contractual obligations outstanding as of December 31, 2013:

	Payments Due by Period
	Total	Within One Year	Between One and Three Years	Between Three and Five Years	More than Five Years
Operating leases	$39,538,000	$12,845,000	$17,551,000	$7,551,000	$1,591,000
Uncertain tax positions *	976,000	976,000	—	—	—
Software Licenses	2,343,000	1,172,000	1,171,000	—	—

Total	$42,857,000	$14,993,000	$18,722,000	$7,551,000	$1,591,000

*	See Note A to the Notes to Consolidated Financial Statements

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

The Company must make significant judgments and estimates in determining contractual and bad debt allowances in any accounting period. One significant uncertainty inherent in the Company’s analysis is whether its past experience will be indicative of future periods. Although the Company considers future projections when estimating contractual and bad debt allowances, the Company ultimately makes its decisions based on the best information available to it at that time. Adverse changes in general economic conditions or trends in reimbursement amounts for the Company’s services could affect the Company’s contractual and bad debt allowance estimates, collection of accounts receivable, cash flows, and results of operations. No one customer accounted for 10% or more of accounts receivable at March 31, 2013 or December 31, 2013.

Goodwill and Long-Lived Assets: Goodwill arising from business combinations represents the excess of the purchase price over the estimated fair value of the net assets of the acquired business. Pursuant to ASC 350-10 through ASC 350-30, “Goodwill and Other Intangible Assets,” goodwill is tested annually for impairment or more frequently if circumstances indicate the potential for impairment. Also, management tests for impairment of its amortizable intangible assets and long-lived assets annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company’s impairment is conducted at a regional level. The measurement of fair value is based on an evaluation of market capitalization and is further tested using a multiple of earnings approach. In projecting the Company’s cash flows, management considers industry growth rates and trends and cost structure changes. Based on the Company’s tests and reviews, no impairment of its goodwill, intangible assets or other long-lived assets existed at December 31, 2013. However, future events or changes in current circumstances could affect the recoverability of the carrying value of goodwill and long-lived assets. Should an asset be deemed impaired, an impairment loss would be recognized to the extent the carrying value of the asset exceeded its estimated fair market value.

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

Recent Accounting Standards Update

No new accounting pronouncement issued or effective during the fiscal year had or is expected to have a material impact on the Company’s Consolidated Financial Statements

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2013, the Company held no market risk sensitive instruments for trading purposes, and the Company did not employ any derivative financial instruments, other financial instruments, or derivative commodity instruments to hedge any market risk. The Company had no debt outstanding as of December 31, 2013, and therefore, had no market risk related to debt.

Item 4 — Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2013, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the nine months ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the period covered by this report. The following table shows the repurchases of the Company’s common stock made by or on behalf of the Company in open-market transactions for the quarter ended December 31, 2013 pursuant to a publicly announced plan. During the quarter ended June 30, 2013, the Company’s Board of Directors approved a two-for-one stock split in the form of a 100% stock dividend with a date of record on June 12, 2013 and a distribution date of June 26, 2013. All share and per share amounts have been adjusted retroactively in this report to reflect the stock split for all periods shown.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that may yet be Purchased Under the Program
October 1 to October 31, 2013	69,800	$37.64	69,800	1,955,451
November 1 to November 30, 2013	13,197	41.21	13,197	1,942,254
December 1 to December 31, 2013	22,556	46.49	22,556	1,919,698

Total	105,553	$39.98	105,553	1,919,698

In 1996, the Company’s Board of Directors authorized a stock repurchase program for up to 900,000 shares of the Company’s common stock. The Company’s Board of Directors has periodically increased the number of shares authorized for repurchase under the repurchase program. The most recent increase occurred in August 2013 and brought the number of shares authorized for repurchase over the life of the program to 34,000,000 shares. There is no expiration date for the repurchase program. As of December 31, 2013, the Company had repurchased 32,080,182 shares of its common stock.

Item 3 – Defaults Upon Senior Securities – None.

Item 4 – Mine Safety Disclosures – Not applicable.

Item 5 – Other Information – None.

Item 6 – Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Company. Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 10, 2011.

3.2	Amended and Restated Bylaws of the Company. Incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 filed on August 14, 2006.

3.3	Certification of Designation Increasing the Number of Shares of Series A Junior Participating Preferred Stock. Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 24, 2008.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2013 and March 31, 2013; (ii) Consolidated Statements of Income for the three and nine months ended December 31, 2012 and 2013; (iii) Consolidated Statements of Cash Flows for the nine months ended December 31, 2012 and 2013; and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CORVEL CORPORATION

By:	/s/ V. Gordon Clemons,
V. Gordon Clemons, Chairman of the Board, President and Chief Executive Officer

By:	/s/ Scott R. McCloud
Scott R. McCloud,
Chief Financial Officer

February 7, 2014