Form 10-Q/A
period 2013-12-31
CORVEL CORP
filed 2014-06-12
CIK 874866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value per share, as of January 27, 2014 was 20,924,613.

EXPLANATORY NOTE

CorVel Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment No. 1”) to its Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2013, as originally filed with the Securities and Exchange Commission on February 7, 2014 (the “Original Form 10-Q”), solely to revise Items 5 and 6 of Part II of the Original Form 10-Q.

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

PART II – OTHER INFORMATION

Item 5 — Other Information

On November 4, 2013, CorVel Corporation granted performance options to its Chief Financial Officer, Scott R. McCloud, its Chief Information Officer, Donald C. McFarlane, and Diane Blaha, its Senior Vice President, Sales and Account Management, to purchase 1,200 shares, 4,800 shares and 6,000 shares, respectively, of CorVel’s common stock under and pursuant to the terms of the CorVel Restated Omnibus Incentive Plan (Formerly the Restated 1988 Executive Stock Option Plan). These performance options will vest based on the achievement of certain performance criteria, approved by CorVel’s Board of Directors and Compensation Committee, relating to certain earnings per share targets in calendar years 2014, 2015 and 2016. The exercise price of the options equaled the closing price of CorVel’s common stock as quoted by the Nasdaq Global Select Market on the date of grant.

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

10.1* Stock option agreement dated November 4, 2013, between the Company and Scott R. McCloud, providing performance vesting.

10.2* Stock option agreement dated November 4, 2013, between the Company and Donald C. McFarlane, providing performance vesting.

10.3* Stock option agreement dated November 4, 2013, between the Company and Diane Blaha, providing performance vesting.

31.1 Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2 Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.0 The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2013 and March 31, 2013; (ii) Consolidated Statements of Income for the three and nine months ended December 31, 2012 and 2013; (iii) Consolidated Statements of Cash Flows for the nine months previously filed ended December 31, 2012 and 2013; and (iv) Notes to Consolidated Financial Statements.

* — Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CORVEL CORPORATION

By:	/s/ V. GORDON CLEMONS
V. Gordon Clemons,
President and Chief Executive Officer

By:	/s/ SCOTT R. MCCLOUD
Scott R. McCloud,
Chief Financial Officer

Date: June 12, 2014

4