Form 10-Q
period 2014-06-30
CORVEL CORP
filed 2014-08-05
CIK 874866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value per share, as of July 23, 2014 was 20,849,420.

CORVEL CORPORATION

FORM 10-Q

Part I - Financial Information

Item 1. Financial Statements

CORVEL CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2014	June 30, 2014 (Unaudited)
Assets
Current Assets
Cash and cash equivalents (Note A)	$34,866,000	$34,134,000
Customer deposits	16,142,000	13,005,000
Accounts receivable, net	57,229,000	57,186,000
Prepaid taxes and expenses	5,862,000	4,933,000
Deferred income taxes	6,861,000	7,139,000

Total current assets	120,960,000	116,397,000
Property and equipment, net	51,253,000	51,832,000
Goodwill	36,814,000	36,814,000
Other intangibles, net (Note F)	5,193,000	5,079,000
Other assets	261,000	952,000

TOTAL ASSETS	$214,481,000	$211,074,000

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts and taxes payable	$18,465,000	$19,439,000
Accrued liabilities	53,375,000	44,995,000

Total current liabilities	71,840,000	64,434,000
Deferred income taxes	16,119,000	16,119,000
Commitments and contingencies (Notes G and H)
Stockholders’ Equity
Common stock, $.0001 par value: 120,000,000 shares authorized at March 31, 2014 and June 30, 2014; 53,126,866 shares issued (20,979,392 shares outstanding, net of Treasury shares) and 53,151,889 shares issued (20,880,969 shares outstanding, net of Treasury shares) at March 31, 2014 and June 30, 2014, respectively	3,000	3,000
Paid-in capital	118,831,000	120,255,000
Treasury Stock (32,147,474 shares at March 31, 2014 and 32,270,920 shares at June 30, 2014)	(328,480,000)	(334,204,000)
Retained earnings	336,168,000	344,467,000

Total stockholders’ equity	126,522,000	130,521,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$214,481,000	$211,074,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED INCOME STATEMENTS – UNAUDITED

	Three Months Ended June 30,
	2013	2014
REVENUES	$118,113,000	$124,364,000
Cost of revenues	91,195,000	96,664,000

Gross profit	26,918,000	27,700,000
General and administrative expenses	12,842,000	14,205,000

Income before income tax provision	14,076,000	13,495,000
Income tax provision	5,467,000	5,196,000

NET INCOME	$8,609,000	$8,299,000

Net income per common and common equivalent share
Basic	$0.40	$0.40

Diluted	$0.40	$0.39

Weighted average common and common equivalent shares
Basic	21,396,000	20,935,000
Diluted	21,584,000	21,210,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Three Months Ended June 30,
	2013	2014
Cash flows from Operating Activities
NET INCOME	$8,609,000	$8,299,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,012,000	4,117,000
Loss on disposal of assets	1,000	5,000
Stock compensation expense	405,000	717,000
Write-off of uncollectible accounts	320,000	355,000
Deferred income tax	(162,000)	(278,000)
Changes in operating assets and liabilities
Accounts receivable	(1,973,000)	(312,000)
Customer deposits	(1,220,000)	3,137,000
Prepaid taxes and expenses	2,879,000	929,000
Other assets	174,000	110,000
Accounts and taxes payable	3,580,000	975,000
Accrued liabilities	168,000	(8,380,000)

Net cash provided by operating activities	16,793,000	9,674,000

Cash Flows from Investing Activities
Investment in private equity	—	(800,000)
Purchase of property and equipment	(5,477,000)	(4,588,000)

Net cash (used in) investing activities	(5,477,000)	(5,388,000)

Cash Flows from Financing Activities
Purchase of treasury stock	(7,308,000)	(5,725,000)
Tax effect of stock option exercises	337,000	282,000
Exercise of common stock options	867,000	425,000

Net cash (used in) financing activities	(6,104,000)	(5,018,000)

Increase (decrease) in cash and cash equivalents	5,212,000	(732,000)
Cash and cash equivalents at beginning of period	19,822,000	34,866,000

Cash and cash equivalents at end of period	$25,034,000	$34,134,000

Supplemental Cash Flow Information:
Income taxes paid	$300,000	$183,000
Purchase of software license under finance agreement	$2,343,000	$1,172,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

Note A — Basis of Presentation and Summary of Significant Accounting Policies

The unaudited financial statements herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying interim financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited financial statements for the latest fiscal year ended March 31, 2014. Accordingly, note disclosures which would substantially duplicate the disclosures contained in the March 31, 2014 audited financial statements have been omitted from these interim financial statements.

The Company evaluated all subsequent events or transactions through the date of filing this report. During the period subsequent to June 30, 2014, the Company repurchased 35,566 shares for $1,599,000 for an average of $44.97 per share. These shares were repurchased under the Company’s ongoing share repurchase program described in Note C.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2015. For further information, refer to the consolidated financial statements and notes for the fiscal year ended March 31, 2014 included in the Company’s Annual Report on Form 10-K.

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

Cash and Cash Equivalents: Cash and cash equivalents consist of short-term, highly-liquid, investment-grade, interest-bearing securities with maturities of 90 days or less when purchased. The carrying amounts of the Company’s financial instruments approximate their fair values at March 31, 2014 and June 30, 2014.

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

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

Note A — Basis of Presentation and Summary of Significant Accounting Policies (continued)

The carrying amount of the Company’s financial instruments (i.e. cash, accounts receivable, accounts payable, etc.) are all Level 1 and approximate their fair values at March 31, 2014 and June 30, 2014. The Company has no Level 2 or Level 3 assets, other than an investment in a private equity group.

Investment in Private Equity: During the quarter ended June 30, 2014, the Company’s board of directors approved an investment of $2,000,000 into a private equity start-up limited partnership. The Company invested $800,000 into the partnership during the quarter ended June 30, 2014 and expects to invest the remaining $1,200,000 commitment within the next 12 months. The Company will account for the investment on the cost method and will periodically review the investment for possible impairment. There was no impairment on investment for the quarter ended June 30, 2014. The investment is recorded in other assets on the accompanying consolidated balance sheets.

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

Management evaluates agreements with customers in accordance with the provision of the revenue recognition topic ASC 605 that addresses multiple-deliverable revenue arrangements. The multiple-deliverable arrangements entered into consist of bundled managed care which includes various units of accounting such as network solutions, and patient management which includes claims administration. Such elements are considered separate units of accounting due to each element having value to the customer on a stand-alone basis. The selling price for each unit of accounting is determined using contract price and management estimates. When the Company’s customers purchase several products the pricing of the products sold is generally the same as if the products were sold on an individual basis. Revenue is recognized as the work is performed in accordance with the Company’s customer contracts. Based upon the nature of the Company’s products, bundled managed care elements are generally delivered in the same accounting period. The Company recognizes revenue for patient management claims administration services over the life of the customer contract. The Company estimates, based upon prior experience in managing claims, the deferral amount from when the claim is received to when the customer contract expires.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

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

Accounts Receivable: The majority of the Company’s accounts receivable are due from companies in the property and casualty insurance industries, self-insured employers, and government entities. Accounts receivable are generally due within 30 days and are stated as amounts due from customers net of an allowance for doubtful accounts. Those accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company and the condition of the general economy and the industry as a whole. No one customer accounted for 10% or more of accounts receivable at either March 31, 2014 or June 30, 2014. No one customer accounted for 10% or more of revenue during the three months ended June 30, 2013 or 2014.

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

Income Taxes: The Company provides for income taxes in accordance with provisions specified in ASC 740, “Accounting for Income Taxes”. Accordingly, deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities. These differences will result in taxable or deductible amounts in the future, based on tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. In making an assessment regarding the probability of realizing a benefit from these deductible differences, management considers the Company’s current and past performance, the market environment in which the Company operates, tax-planning strategies and the length of carry-forward periods for loss carry-forwards, if any. Valuation allowances are established when necessary to reduce deferred tax assets to amounts that are more likely than not to be realized. Further, the Company provides for income tax issues not yet resolved with federal, state and local tax authorities. The balance of the unrecognized tax benefits as of March 31, 2014 and June 30, 2014 was $700,000 and $707,000, respectively.

Earnings Per Share: Earnings per common share-basic is based on the weighted average number of common shares outstanding during the period. Earnings per common share-diluted is based on the weighted average number of common shares and common share equivalents outstanding during the period. In calculating earnings per share, earnings are the same for the basic and diluted calculations. Weighted average shares outstanding decreased in the June 2014 quarter compared to the same quarter of the prior year primarily due to repurchases of shares under the Company’s share repurchase program. See also Note D.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

Note B — Stock Based Compensation and Stock Options

Under the Company’s Restated Omnibus Incentive Plan (formerly the Restated 1988 Executive Stock Option Plan) (“the Plan”) as in effect at June 30, 2014, options for up to 19,365,000 shares of the Company’s common stock may be granted over the life of the Plan to key employees, non-employee directors and consultants at exercise prices not less than the fair market value of the stock at the date of grant. Options granted under the Plan are non-statutory stock options and generally vest 25% one year from date of grant and the remaining 75% vesting ratably each month for the next 36 months. The options granted to employees and the board of directors expire at the end of five years and ten years from date of grant, respectively.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model with the assumptions included in the table below. The Company uses historical data among other factors to estimate the expected volatility, the expected option life, and the expected forfeiture rate. The risk-free rate is based on the interest rate paid on a U.S. Treasury issue with a term similar to the estimated life of the option. Based upon the historical experience of options cancellations, the Company has estimated an annualized forfeiture rate of 12.84% and 12.40% for the three months ended June 30, 2013 and 2014, respectively. Forfeiture rates will be adjusted over the requisite service period when actual forfeitures differ, or are expected to differ, from the estimate. The following assumptions were used to estimate the fair value of options granted during the three months ended June 30, 2013 and 2014 using the Black-Scholes option-pricing model:

	Three Months Ended June 30,
	2013	2014
Risk-free interest rate	0.66%	1.62%
Expected volatility	47%	46%
Expected dividend yield	0.00%	0.00%
Expected forfeiture rate	12.84%	12.40%
Expected weighted average life of option in years	4.5 years	4.4 years

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

Note B — Stock Options and Stock-Based Compensation (continued)

All options granted in the three months ended June 30, 2013 and 2014 were granted with an exercise price equal to the fair value of the Company’s common stock on the grant date and are non-statutory stock options.

For the three months ended June 30, 2013 and 2014, the Company recorded share-based compensation expense of $405,000 and $717,000, respectively. The table below shows the amounts recognized in the financial statements for stock compensation expense for time based options and performance based options during the three months ended June 30, 2013 and 2014, respectively.

	Three Months Ended
	June 30, 2013	June 30, 2014
Cost of revenues	$136,000	$239,000
General and administrative	269,000	478,000

Total cost of stock-based compensation included in income before income tax provision	405,000	717,000
Amount of income tax benefit recognized	(157,000)	(276,000)

Amount charged against net income	$248,000	$441,000

Effect on diluted net income per share	$(0.01)	$(0.02)

Summarized information for all stock options for the three months ended June 30, 2013 and 2014 follows:

	Three Months Ended June 30, 2013		Three Months Ended June 30, 2014
	Shares	Average Price	Shares	Average Price
Options outstanding, beginning	1,100,952	$18.65	1,115,984	$24.80
Options granted	191,900	23.46	37,550	44.86
Options exercised	(64,976)	13.40	(25,993)	17.99
Options cancelled	(28,246)	23.36	(9,011)	29.32

Options outstanding, ending	1,199,630	$19.60	1,118,530	$25.60

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

Note B — Stock Options and Stock-Based Compensation (continued)

The following table summarizes the status of stock options outstanding and exercisable at June 30, 2014:

					Exercisable
		Weighted	Outstanding	Exercisable	Options –
		Average	Options –	Options –	Weighted
		Remaining	Weighted	Number of	Average
	Number of	Contractual	Average	Exercisable	Exercise
Range of Exercise Price	Outstanding Options	Life	Exercise Price	Options	Price
$7.78 to $20.54	279,585	2.69	$14.12	262,051	$13.71
$20.55 to $23.10	336,048	4.10	$22.72	125,460	$22.72
$23.11 to $29.27	225,147	2.98	$25.10	83,809	$24.92
$29.28 to $45.55	277,750	4.43	$41.05	—	$—

Total	1,118,530	3.60	$25.60	471,320	$18.10

A summary of the status for all outstanding options at June 30, 2014, and changes during the three months then ended, is presented in the table below:

	Number of Options	Weighted Average Exercise Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value as of June 30, 2014
Options outstanding at April 1, 2014	1,115,984	$24.80
Granted	37,550	44.86
Exercised	(25,993)	17.99
Cancelled – forfeited	(8,613)	30.17
Cancelled – expired	(398)	10.88

Ending outstanding	1,118,530	$25.60	3.60	$21,925,465

Ending vested and expected to vest	992,526	$24.46	3.53	$20,578,457

Ending exercisable at June 30, 2014	471,320	$18.10	2.89	$12,763,169

The weighted-average grant-date fair value of options granted during the three months ended June 30, 2013 and 2014, was $10.70 and $17.69, respectively.

Included in the above-noted stock option grants and stock compensation expense are performance-based stock options under which vesting occurs only upon the Company achieving certain revenue or earnings per shares targets on a calendar year basis as determined by the Company’s board of directors. These options were valued in the same manner as the time-vesting options. However, the Company only recognizes stock compensation to the extent that the targets are determined to be achieved which allow the performance options to vest. The Company recognized $82,000 and $207,000 of stock compensation expense for the three months ended June 30, 2013 and 2014, respectively, for performance-based stock options.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

Note C — Treasury Stock and Subsequent Event

The Company’s Board of Directors initially approved the commencement of a share repurchase program in the fall of 1996. In August 2013, the Board approved a 2,000,000 share expansion of the repurchase program to 34,000,000 shares over the life of the share repurchase program. Since the commencement of the share repurchase program, the Company has spent $334 million to repurchase 32,270,920 shares of its common stock, equal to 61% of the outstanding common stock had there been no repurchases. The average price of these repurchases was $10.36 per share. These repurchases were funded primarily from the net earnings of the Company, along with the proceeds from the exercise of common stock options. During the three months ended June 30, 2014, the Company repurchased 123,446 shares for $5.7 million. The Company had 20,880,969 shares of common stock outstanding as of June 30, 2014, net of the 32,270,920 shares in treasury. Subsequent to the end of the quarter, through July 23, 2014, the Company repurchased 35,566 shares for $1,599,000 for an average of $44.97 per share.

Note D — Weighted Average Shares and Net Income Per Share

Weighted average basic common shares decreased from 21,396,000 for the quarter ended June 30, 2013 to 20,935,000 for the quarter ended June 30, 2014. Weighted average diluted common and common equivalent shares decreased from 21,584,000 for the quarter ended June 30, 2013 to 21,210,000 for the quarter ended June 30, 2014. The net decrease in both of these weighted share calculations is due to the repurchase of common stock as noted above, offset by an increase in shares outstanding due to the exercise of stock options under the Company’s employee stock option plan.

Net income per common and common equivalent shares was computed by dividing net income by the weighted average number of common and common stock equivalents outstanding during the quarter. The calculations of the basic and diluted weighted shares for the three months ended June 30, 2013 and 2014, are as follows:

	Three Months Ended June 30,
	2013	2014
Net Income	$8,609,000	$8,299,000

Basic:
Weighted average common shares outstanding	21,396,000	20,935,000

Net Income per share	$0.40	$0.40

Diluted:

Weighted average common shares outstanding	21,396,000	20,935,000
Treasury stock impact of stock options	188,000	275,000

Total common and common equivalent shares	21,584,000	21,210,000

Net Income per share	$0.40	$0.39

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

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

Note F — Other Intangible Assets

Other intangible assets consist of the following at June 30, 2014:

Item	Life	Cost	Three Months Ended June 30, 2014 Amortization Expense	Accumulated Amortization at June 30, 2014	Cost, Net of Accumulated Amortization at June 30, 2014
Covenants Not to Compete	5 Years	$775,000	$5,000	$746,000	$29,000
Customer Relationships	18-20 Years	7,922,000	106,000	2,982,000	4,940,000
TPA Licenses	15 Years	204,000	3,000	94,000	110,000

Total		$8,901,000	$114,000	$3,822,000	$5,079,000

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

Note G — Line of Credit

In September 2013, the Company renewed a line of credit agreement. The line is with a financial institution to provide a revolving credit facility with borrowing capacity of up to $10 million. Borrowings under this agreement, as amended, bear interest, at the Company’s option, at a fixed LIBOR-based rate plus 1.50% or at a fluctuating rate determined by the financial institution to be 1.50% above the daily one-month LIBOR rate. The loan covenants require the Company to maintain the current assets to liabilities ratio of at least 1.25:1, debt to tangible net worth not greater than 1.25:1 and have positive net income. There were no outstanding revolving loans at any time during fiscal 2014 or the three months ended June 30, 2014, or as of the date hereof, but letters of credit in the aggregate amount of $4.5 million have been issued separate from the line of credit and therefore do not reduce the amount of borrowings available under the revolving credit facility. The renewed credit agreement expires in September 2014.

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

Overview

CorVel Corporation is an independent nationwide provider of medical cost containment and managed care services designed to address the escalating medical costs of workers’ compensation and auto policies. The Company’s services are provided to insurance companies, third party administrators (“TPA’s”), governmental entities and self-administered employers to assist them in managing the medical costs and monitoring the quality of care associated with healthcare claims.

Network Solutions Services

The Company’s network solutions services are designed to reduce the price paid by its customers for medical services rendered in workers’ compensation cases, auto policies and, to a lesser extent, group health policies. The network solutions offered by the Company include automated medical fee auditing, preferred provider services, retrospective utilization review, independent medical examinations and inpatient bill review. Network solutions services also includes revenue from the Company’s directed care network (CareIQ), including imaging and physical therapy.

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

Summary of Quarterly Results

The Company generated revenues of $124.4 million for the quarter ended June 30, 2014, an increase of $6.3 million, or 5.3%, compared to revenues of $118.1 million for the quarter ended June 30, 2013. The increase in revenues was primarily due to an increase in patient management TPA services, with some growth in network solutions services.

The Company’s cost of revenues increased by $5.5 million, from $91.2 million in the June 30, 2013 quarter to $96.7 million in the June 30, 2014 quarter, an increase of 6.0%. The Company’s increase in cost of revenue is primarily due to the increase in revenue for the quarter. The cost of revenue increased at a higher rate than revenue due to an increase in lower margin TPA services.

The Company’s general and administrative expense increased by $1.4 million, from $12.8 million in the June 30, 2013 quarter to $14.2 million in the June 30, 2014 quarter, an increase of 10.6%. This increase is primarily due to an increase in information technology (IT) costs.

The Company’s income tax expense decreased by $0.3 million, or 5.0%, from $5.5 million, in the June 30, 2013 quarter to $5.2 million in the June 30, 2014 quarter. The decrease in income tax expense was primarily due to the decrease in income before income taxes from $14.1 million to $13.5 million.

Weighted diluted shares decreased from 21.6 million shares in the June 30, 2013 quarter to 21.2 million shares in the June 30, 2014 quarter, a decrease of 374,000 shares, or 1.7%. This decrease was due primarily to the repurchase of 668,367 shares of common stock in the twelve months ended June 30, 2014.

Diluted earnings per share decreased from $0.40 in the June 30, 2013 quarter to $0.39 in the June 30, 2014 quarter, a decrease of $0.01 per share, or 2.5%. The decrease in diluted earnings per share was due to the decrease in income before income taxes, offset by a reduction in the number of shares outstanding due to shares repurchased under our stock repurchase program. The decrease in income before income taxes is primarily due to the growth in general and administrative expenses which exceeded the growth in gross profit.

Results of Operations for the three months ended June 30, 2013 and 2014

The Company derives its revenues from providing patient management and network solutions services to payers of workers’ compensation benefits, auto insurance claims and health insurance benefits. Patient management services include claims management and all services sold to claims management customers, case management, 24/7 nurse triage, utilization management, vocational rehabilitation and life care planning. Network solutions services include medical bill review, PPO management, facility claim review, provider reimbursement, professional review, pharmacy services, directed care services, Medicare solutions and clearinghouse services. The percentage of total revenues attributable to patient management and network solutions services for the quarters ended June 30, 2013 and June 30, 2014 are as follows:

	June 30, 2013	June 30, 2014
Patient management services	51.9%	52.6%
Network solutions services	48.1%	47.4%

The following table sets forth, for the periods indicated, the dollar amounts, dollar and percent changes, share changes, and the percentage of revenues represented by certain items reflected in the Company’s consolidated income statements for the three months ended June 30, 2013 and June 30, 2014. The Company’s past operating results are not necessarily indicative of future operating results.

	Three Months Ended	Three Months Ended		Percentage
	June 30, 2013	June 30, 2014	Change	Change
Revenue	$118,113,000	$124,364,000	$6,251,000	5.3%
Cost of revenues	91,195,000	96,664,000	5,469,000	6.0%

Gross profit	26,918,000	27,700,000	782,000	2.9%

Gross profit as percentage of revenue	22.8%	22.3%
General and administrative	12,842,000	14,205,000	1,363,000	10.6%
General and administrative as percentage of revenue	10.9%	11.4%

Income before income tax provision	14,076,000	13,495,000	(581,000)	(4.1%)

Income before income tax provision as percentage of revenue	0.0%	0.0%
Income tax provision	5,467,000	5,196,000	(271,000)	(5.0%)

Net income	$8,609,000	$8,299,000	$(310,000)	(3.6%)

Weighted Shares
Basic	21,396,000	20,935,000	(461,000)	(2.2%)
Diluted	21,584,000	21,210,000	(374,000)	(1.7%)
Earnings Per Share
Basic	$0.40	$0.40	$0.00	0.0%
Diluted	$0.40	$0.39	($0.01)	(2.5%)

Revenues

Change in revenue from the quarter ended June 30, 2013 to the quarter ended June 30, 2014

Revenues increased from $118.1 million for the three months ended June 30, 2013 to $124.4 million for the three months ended June 30, 2014, an increase of $6.3 million, or 5.3%. The increase in revenues was primarily due to an increase in patient management services which includes all services sold to TPA customers which increased by 6.6% from $61.3 million to $65.4 million. The increase in patient management services was primarily due to an increase in the level of services provided to new TPA customers as the Company continued to expand brand awareness in the marketplace, which was 80% of total revenue growth for the Company and we expect that to continue in the coming year. Additionally, network solutions revenue increased 3.8%, from $56.8 million to $59.0 million, primarily due to an increase in group health bill review.

Cost of Revenues

The Company’s cost of revenues consist of direct expenses, costs directly attributable to the generation of revenue, and field indirect costs which are incurred in the field offices of the Company. Direct costs are primarily case manager salaries, bill review analysts, related payroll taxes and fringe benefits, prescription drug costs, and costs for independent medical examination (IME) and diagnostic imaging providers. Most of the Company’s revenues are generated in offices which provide both patient management services and network solutions services. The largest of the field indirect costs are manager salaries and bonus, account executive base pay and commissions, administrative and clerical support, field systems personnel, PPO network developers, related payroll taxes and fringe benefits, office rent, and telephone expense. Approximately 36% of the costs incurred in the field are costs which support both the patient management services and network solutions operations of the Company’s field offices, such as district managers, branch clerical, account executives, related payroll taxes and fringe benefits, rent, and telephone.

Change in cost of revenues from the quarter ended June 30, 2013 to the quarter ended June 30, 2014

The Company’s cost of revenues increased from $91.2 million in the three months ended June 30, 2013 to $96.7 million in the three months ended June 30, 2014, an increase of $5.5 million or 6.0%. The Company’s increase in cost of revenue is primarily due to the increase in revenue for the quarter. The cost of revenue increased at a higher rate than revenue due to an increase in lower margin TPA services. The increase in cost was due to an increase in direct field operation expenses primarily from salaries increasing $2.3 million and pharmacy services increasing $1.1 million.

General and Administrative Expense

For the quarter ended June 30, 2014, general and administrative expense consisted of approximately 62% of corporate systems costs which include corporate systems support, implementation and training, amortization of software development costs, depreciation of the hardware costs in the Company’s national systems, the Company’s national wide area network and other systems related costs. The remaining 38% of the general and administrative expense consisted of national marketing, national sales support, corporate legal, corporate insurance, human resources, accounting, product management, new business development and other general corporate matters.

Change in general and administrative expense from the quarter ended June 30, 2013 to the quarter ended June 30, 2014

General and administrative expense increased from $12.8 million in the quarter ended June 30, 2013 to $14.2 million in the quarter ended June 30, 2014, an increase of $1.4 million, or 10.6%. This increase is primarily due to an increase in IT costs related to the new data center and programming, salaries, and consultants to further enhance claim administration and bill review software.

Income Tax Provision

Change in income tax expense from the quarter ended June 30, 2013 to the quarter ended June 30, 2014

The Company’s income tax expense decreased by $0.3 million, or 5.0%, from $5.5 million for the quarter ended June 30, 2013 to $5.2 million for the quarter ended June 30, 2014 due to the decrease in income before income taxes from $14.1 million to $13.5 million during the same periods. The income tax expense as a percentage of income before income taxes, also known as the effective tax rate, was 39% for the quarters ended June 30, 2013 and 2014.

Liquidity and Capital Resources

The Company has historically funded its operations and capital expenditures primarily from cash flow from operations, and to a lesser extent, proceeds from stock option exercises. Working capital increased $2.9 million, from $49.1 million as of March 31, 2014 to $52.0 million as of June 30, 2014, primarily due to a decrease in accrued liabilities. Cash decreased from $34.9 million as of March 31, 2014 to $34.1 million as of June 30, 2014, a decrease of $0.8 million.

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

As of June 30, 2014, the Company had $34 million in cash and cash equivalents, invested primarily in short-term, interest-bearing, highly liquid investment-grade securities with maturities of 90 days or less in federally regulated banks.

In September 2013, the Company renewed a line of credit agreement. The line is with a financial institution to provide a revolving credit facility with borrowing capacity of up to $10 million. Borrowings under this agreement, as amended, bear interest, at the Company’s option, at a fixed LIBOR-based rate plus 1.50% or at a fluctuating rate determined by the financial institution to be 1.50% above the daily one-month LIBOR rate. The loan covenants require the Company to maintain the current assets to liabilities ratio of at least 1.25:1, debt to tangible net worth not greater than 1.25:1 and have positive net income. There were no outstanding revolving loans at any time during fiscal 2014 or the quarter ended June 30, 2014, or as of the date hereof, but letters of credit in the aggregate amount of $4.5 million have been issued separate from the line of credit and therefore do not reduce the amount of borrowings available under the revolving credit facility. The renewed credit agreement expires in September 2014.

The Company has historically required substantial capital to fund the growth of its operations, particularly working capital to fund the growth in accounts receivable and capital expenditures. The Company believes, however, that the cash balance at June 30, 2014 along with anticipated internally generated funds, will be sufficient to meet the Company’s expected cash requirements for at least the next twelve months.

Operating Cash Flows

Three months ended June 30, 2013 compared to three months ended June 30, 2014

Net cash provided by operating activities decreased from $16.8 million in the three months ended June 30, 2013 to $9.7 million in the three months ended June 30, 2014, a decrease of $7.1 million. The decrease in cash flow from operating activities is due to a decrease in bonus accrual and certain accrued liabilities and this is due to a decrease in income before income taxes and a decrease in revenue growth.

Investing Activities

Three months ended June 30, 2013 compared to three months ended June 30, 2014

Net cash flow used in investing activities decreased from $5.5 million in the three months ended June 30, 2013 to $5.4 million in the three months ended June 30, 2014, a decrease of $0.1 million. The decrease in net cash used in investing activities is primarily due to costs related to building a new data center in the June 30, 2013 quarter and partially offset by an investment in a private equity fund in the June 30, 2014 quarter.

Financing Activities

Three months ended June 30, 2013 compared to three months ended June 30, 2014

Net cash flow used in financing activities decreased from $6.1 million for the three months ended June 30, 2013 to million for the three months ended June 30, 2014, a decrease of $1.1 million. The decrease in cash flow used in financing activities was primarily due to a decrease in spending on share repurchases from $7.3 million to $5.7 million over the same periods.

Contractual Obligations

The following table summarizes the Company’s contractual obligations outstanding as of June 30, 2014:

	Payments Due by Period
		Within One	Between One and	Between Three and	More than
	Total	Year	Three Years	Five Years	Five Years
Operating leases	$57,402,000	$15,701,000	$24,771,000	$10,933,000	$5,997,000
Uncertain tax positions *	$707,000	$707,000	—	—	—
Software Licenses	$1,171,000	$1,171,000	—	—	—
Investment in private equity	$1,200,000	$1,200,000	—	—	—

Total	$60,480,000	$18,779,000	$24,771,000	$10,933,000	$5,997,000

*	See Note A to the Notes to Consolidated Financial Statements

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

The Company must make significant judgments and estimates in determining contractual and bad debt allowances in any accounting period. One significant uncertainty inherent in the Company’s analysis is whether its past experience will be indicative of future periods. Although the Company considers future projections when estimating contractual and bad debt allowances, the Company ultimately makes its decisions based on the best information available to it at that time. Adverse changes in general economic conditions or trends in reimbursement amounts for the Company’s services could affect the Company’s contractual and bad debt allowance estimates, collection of accounts receivable, cash flows, and results of operations. No one customer accounted for 10% or more of accounts receivable at March 31, 2014 or June 30, 2014.

Goodwill and Long-Lived Assets: Goodwill arising from business combinations represents the excess of the purchase price over the estimated fair value of the net assets of the acquired business. Pursuant to ASC 350-10 through ASC 350-30, “Goodwill and Other Intangible Assets,” goodwill is tested annually for impairment or more frequently if circumstances indicate the potential for impairment. Also, management tests for impairment of its amortizable intangible assets and long-lived assets annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company’s impairment is conducted at a regional level. The measurement of fair value is based on an evaluation of market capitalization and is further tested using a multiple of earnings approach. In projecting the Company’s cash flows, management considers industry growth rates and trends and cost structure changes. Based on the Company’s tests and reviews, no impairment of its goodwill, intangible assets or other long-lived assets existed at June 30, 2014. However, future events or changes in current circumstances could affect the recoverability of the carrying value of goodwill and long-lived assets. Should an asset be deemed impaired, an impairment loss would be recognized to the extent the carrying value of the asset exceeded its estimated fair market value.

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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2014, the Company held no market risk sensitive instruments for trading purposes, and the Company did not employ any derivative financial instruments, other financial instruments, or derivative commodity instruments to hedge any market risk. The Company had no debt outstanding as of June 30, 2014, and therefore, had no market risk related to debt.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2014, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2014, Richard J. Schweppe replaced Scott R. McCloud as the Company’s Chief Financial Officer, and a Form 8-K was filed. Certain control responsibilities have been reassigned to certain key personnel within the Company. The Company has reviewed and will continue to monitor our internal controls to make sure there is no adverse impact. There have been no other changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the period covered by this report. The following table shows the repurchases of the Company’s common stock made by or on behalf of the Company in open-market transactions for the quarter ended June 30, 2014 pursuant to a publicly announced plan.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that may yet be Purchased Under the Program
April 1 to April 30, 2014	31,435	$48.47	31,435	1,820,971
May 1 to May 31, 2014	45,356	46.26	45,356	1,775,615
June 1 to June 30, 2014	46,655	45.00	46,655	1,728,960

Total	123,446	$46.35	123,446	1,728,960

In 1996, the Company’s Board of Directors authorized a stock repurchase program for up to 900,000 shares of the Company’s common stock. The Company’s Board of Directors has periodically increased the number of shares authorized for repurchase under the repurchase program. The most recent increase occurred in August 2013 and brought the number of shares authorized for repurchase over the life of the program to 34,000,000 shares. There is no expiration date for the repurchase program. As of June 30, 2014, the Company had repurchased 32,270,920 shares of its common stock.

Item 3 – Defaults Upon Senior Securities – None.

Item 4 – Mine Safety Disclosures – Not applicable.

Item 5 – Other Information – None.

Item 6 - Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Company. Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 10, 2011.

3.2	Amended and Restated Bylaws of the Company. Incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 filed on August 14, 2006.

3.3	Certification of Designation Increasing the Number of Shares of Series A Junior Participating Preferred Stock. Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 24, 2008.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2014 and March 31, 2014; (ii) Consolidated Statements of Income for the three months ended June 30, 2013 and 2014; (iii) Consolidated Statements of Cash Flows for the three months ended June 30, 2013 and 2014; and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CORVEL CORPORATION

By:	/s/ V. Gordon Clemons
V. Gordon Clemons, Chairman of the Board, President and Chief Executive Officer

By:	/s/ Richard J. Schweppe
Richard J. Schweppe,
Chief Financial Officer

August 5, 2014