Form 10-Q
period 2014-09-30
CORVEL CORP
filed 2014-11-04
CIK 874866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value per share, as of October 23, 2014 was 20,650,792.

CORVEL CORPORATION

FORM 10-Q

Part I - Financial Information

Item  1. Financial Statements

CORVEL CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2014	September 30, 2014 (Unaudited)
Assets
Current Assets
Cash and cash equivalents (Note A)	$34,866,000	$28,162,000
Customer deposits	16,142,000	16,453,000
Accounts receivable, net	57,229,000	60,300,000
Prepaid taxes and expenses	5,862,000	6,883,000
Deferred income taxes	6,861,000	7,311,000

Total current assets	120,960,000	119,109,000

Property and equipment, net	51,253,000	52,625,000
Goodwill	36,814,000	36,814,000
Other intangibles, net (Note F)	5,193,000	4,965,000
Other assets	261,000	900,000

TOTAL ASSETS	$214,481,000	$214,413,000

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts and taxes payable	$18,465,000	$14,188,000
Accrued liabilities	53,375,000	51,909,000

Total current liabilities	71,840,000	66,097,000

Deferred income taxes	16,119,000	16,119,000

Commitments and contingencies (Notes G and H)

Stockholders’ Equity
Common stock, $.0001 par value: 120,000,000 shares authorized at March 31, 2014 and September 30, 2014; 53,126,866 shares issued (20,979,392 shares outstanding, net of Treasury shares) and 53,184,781 shares issued (20,727,355 shares outstanding, net of Treasury shares) at March 31, 2014 and September 30, 2014, respectively	3,000	3,000

Paid-in capital	118,831,000	121,482,000

Treasury Stock (32,147,474 shares at March 31, 2014 and 32,457,426 shares at September 30, 2014)	(328,480,000)	(341,638,000)

Retained earnings	336,168,000	352,350,000

Total stockholders’ equity	126,522,000	132,197,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$214,481,000	$214,413,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED INCOME STATEMENTS – UNAUDITED

	Three Months Ended September 30,
	2013	2014

REVENUES	$119,359,000	$123,714,000

Cost of revenues	92,039,000	98,247,000

Gross profit	27,320,000	25,467,000

General and administrative expenses	12,224,000	12,749,000

Income before income tax provision	15,096,000	12,718,000

Income tax provision	6,421,000	4,835,000

NET INCOME	$8,675,000	$7,883,000

Net income per common and common equivalent share
Basic	$0.41	$0.38

Diluted	$0.41	$0.37

Weighted average common and common equivalent shares
Basic	21,138,000	20,819,000

Diluted	21,377,000	21,050,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED INCOME STATEMENTS – UNAUDITED

	Six Months Ended September 30,
	2013	2014

REVENUES	$237,472,000	$248,078,000

Cost of revenues	183,234,000	194,911,000

Gross profit	54,238,000	53,167,000

General and administrative expenses	25,066,000	26,954,000

Income before income tax provision	29,172,000	26,213,000

Income tax provision	11,888,000	10,031,000

NET INCOME	$17,284,000	$16,182,000

Net income per common and common equivalent share
Basic	$0.81	$0.78

Diluted	$0.80	$0.77

Weighted average common and common equivalent shares
Basic	21,267,000	20,877,000

Diluted	21,481,000	21,130,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Six Months Ended September 30,
	2013	2014
Cash flows from Operating Activities
NET INCOME	$17,284,000	$16,182,000

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	8,119,000	8,718,000
Loss on disposal of assets	23,000	12,000
Stock compensation expense	870,000	1,162,000
Write-off of uncollectible accounts	385,000	785,000
Deferred income tax	(353,000)	(450,000)

Changes in operating assets and liabilities
Accounts receivable	(5,672,000)	(3,856,000)
Customer deposits	(2,390,000)	(311,000)
Prepaid taxes and expenses	2,931,000	(1,021,000)
Other assets	280,000	160,000
Accounts and taxes payable	1,273,000	(4,277,000)
Accrued liabilities	5,770,000	(1,466,000)

Net cash provided by operating activities	28,520,000	15,638,000

Cash Flows from Investing Activities
Investment in private equity	—	(800,000)
Purchase of property and equipment	(8,987,000)	(9,873,000)

Net cash (used in) investing activities	(8,987,000)	(10,673,000)

Cash Flows from Financing Activities
Purchase of treasury stock	(19,752,000)	(13,158,000)
Tax effect of stock option exercises	729,000	544,000
Exercise of common stock options	1,699,000	745,000
Exercise of employee stock purchase options	161,000	200,000

Net cash (used in) financing activities	(17,163,000)	(11,669,000)

Increase (decrease) in cash and cash equivalents	2,370,000	(6,704,000)
Cash and cash equivalents at beginning of period	19,822,000	34,866,000

Cash and cash equivalents at end of period	$22,192,000	$28,162,000

Supplemental Cash Flow Information:

Income taxes paid	$7,588,000	$10,632,000
Purchase of software license under finance agreement	$2,343,000	$—

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

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

The Company evaluated all subsequent events or transactions through the date of filing this report. Subsequent to the end of the quarter, through October 23, 2014, the Company repurchased 76,624 shares for $2,549,000 for an average of $33.27 per share. These shares were repurchased under the Company’s ongoing share repurchase program described in Note C.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2015. For further information, refer to the consolidated financial statements and notes for the fiscal year ended March 31, 2014 included in the Company’s Annual Report on Form 10-K.

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

Cash and Cash Equivalents: Cash and cash equivalents consist of short-term, highly-liquid, investment-grade, interest-bearing securities with maturities of 90 days or less when purchased. The carrying amounts of the Company’s financial instruments approximate their fair values at March 31, 2014 and September 30, 2014.

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

September 30, 2014

Note A — Basis of Presentation and Summary of Significant Accounting Policies (continued)

The carrying amount of the Company’s financial instruments (i.e. cash, accounts receivable, accounts payable, etc.) are all Level 1 and approximate their fair values at March 31, 2014 and September 30, 2014. The Company has no Level 2 or Level 3 assets, other than an investment in a private equity group.

Investment in Private Equity: During the quarter ended June 30, 2014, the Company’s board of directors approved an investment of $2,000,000 into a private equity limited partnership that invests in start-up companies. The Company invested $800,000 into the partnership during six months ended September 30, 2014 and expects to invest the remaining $1,200,000 commitment within the next 12 months. The Company accounts for the investment on the cost method and will periodically review the investment for possible impairment. There was no impairment on investment for the quarter ended September 30, 2014. The investment is recorded in other assets on the accompanying consolidated balance sheets. Management believes the cost of the investment in private equity approximates its fair value.

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

September 30, 2014

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

Accounts Receivable: The majority of the Company’s accounts receivable are due from companies in the property and casualty insurance industries, self-insured employers, and government entities. Accounts receivable are generally due within 30 days and are stated as amounts due from customers net of an allowance for doubtful accounts. Those accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company and the condition of the general economy and the industry as a whole. No one customer accounted for 10% or more of accounts receivable at either March 31, 2014 or September 30, 2014. No one customer accounted for 10% or more of revenue during the six months ended September 30, 2013 or 2014.

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

Income Taxes: The Company provides for income taxes in accordance with provisions specified in ASC 740, “Accounting for Income Taxes”. Accordingly, deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities. These differences will result in taxable or deductible amounts in the future, based on tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. In making an assessment regarding the probability of realizing a benefit from these deductible differences, management considers the Company’s current and past performance, the market environment in which the Company operates, tax-planning strategies and the length of carry-forward periods for loss carry-forwards, if any. Valuation allowances are established when necessary to reduce deferred tax assets to amounts that are more likely than not to be realized. Further, the Company provides for income tax issues not yet resolved with federal, state and local tax authorities. The balance of the unrecognized tax benefits as of March 31, 2014 and September 30, 2014 was $700,000 and $964,000, respectively.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

Note A — Basis of Presentation and Summary of Significant Accounting Policies (continued)

Earnings Per Share: Earnings per common share-basic is based on the weighted average number of common shares outstanding during the period. Earnings per common share-diluted is based on the weighted average number of common shares and common share equivalents outstanding during the period. In calculating earnings per share, earnings are the same for the basic and diluted calculations. Weighted average shares outstanding decreased in the September 2014 quarter compared to the same quarter of the prior year primarily due to repurchases of shares under the Company’s share repurchase program. See also Note D.

Note B - Stock Based Compensation and Stock Options

Under the Company’s Restated Omnibus Incentive Plan (formerly the Restated 1988 Executive Stock Option Plan) (“the Plan”) as in effect at September 30, 2014, options for up to 19,365,000 shares of the Company’s common stock may be granted over the life of the Plan to key employees, non-employee directors and consultants at exercise prices not less than the fair market value of the stock at the date of grant. Options granted under the Plan are non-statutory stock options and generally vest 25% one year from date of grant and the remaining 75% vesting ratably each month for the next 36 months. The options granted to employees and the board of directors expire at the end of five years and ten years from date of grant, respectively.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model with the assumptions included in the table below. The Company uses historical data among other factors to estimate the expected volatility, the expected option life, and the expected forfeiture rate. The risk-free rate is based on the interest rate paid on a U.S. Treasury issue with a term similar to the estimated life of the option. Based upon the historical experience of options cancellations, the Company has estimated an annualized forfeiture rate of 12.73% and 12.46% for the three months ended September 30, 2013 and 2014, respectively. Forfeiture rates will be adjusted over the requisite service period when actual forfeitures differ, or are expected to differ, from the estimate. The following assumptions were used to estimate the fair value of options granted during the three months ended September 30, 2013 and 2014 using the Black-Scholes option-pricing model:

	Three Months Ended September 30,
	2013	2014
Risk-free interest rate	1.50%	1.66%

Expected volatility	47%	46%

Expected dividend yield	0.00%	0.00%

Expected forfeiture rate	12.73%	12.46%

Expected weighted average life of option in years	4.4 years	4.4 years

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

Note B — Stock Options and Stock-Based Compensation (continued)

All options granted in the six months ended September 30, 2013 and 2014 were granted with an exercise price equal to the fair value of the Company’s common stock on the grant date and are non-statutory stock options.

For the three months ended September 30, 2013 and 2014, the Company recorded share-based compensation expense of $465,000 and $445,000, respectively. For the six months ended September 30, 2013 and 2014, the Company recorded share-based compensation expense of $870,000 and $1,162,000, respectively. The table below shows the amounts recognized in the financial statements for stock compensation expense for time based options and performance based options during the three and six months ended September 30, 2013 and 2014, respectively.

	Three Months Ended
	September 30, 2013	September 30, 2014
Cost of revenues	$161,000	$255,000
General and administrative	304,000	190,000

Total cost of stock-based compensation included in income before income tax provision	465,000	445,000
Amount of income tax benefit recognized	(198,000)	(169,000)

Amount charged against net income	$267,000	$276,000

Effect on diluted net income per share	$(0.01)	$(0.01)

	Six Months Ended
	September 30, 2013	September 30, 2014
Cost of revenues	$297,000	$494,000
General and administrative	573,000	668,000

Total cost of stock-based compensation included in income before income tax provision	870,000	1,162,000
Amount of income tax benefit recognized	(370,000)	(442,000)

Amount charged against net income	$500,000	$720,000

Effect on diluted net income per share	$(0.02)	$(0.03)

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

Note B — Stock Options and Stock-Based Compensation (continued)

Summarized information for all stock options for the three and six months ended September 30, 2013 and 2014 follows:

	Three Months Ended September 30, 2013		Three Months Ended September 30, 2014
	Shares	Average Price	Shares	Average Price
Options outstanding, beginning	1,199,630	$19.60	1,118,530	$25.60
Options granted	48,100	34.77	48,650	40.57
Options exercised	(53,279)	15.62	(30,957)	18.75
Options cancelled	(3,200)	19.72	(150)	24.24

Options outstanding, ending	1,191,251	$20.39	1,136,073	$26.42

	Six Months Ended September 30, 2013		Six Months Ended September 30, 2014
	Shares	Average Price	Shares	Average Price
Options outstanding, beginning	1,100,952	$18.65	1,115,984	$24.80
Options granted	240,000	25.73	86,050	42.43
Options exercised	(119,051)	14.45	(56,950)	18.41
Options cancelled	(30,650)	23.07	(9,011)	29.32

Options outstanding, ending	1,191,251	$20.39	1,136,073	$26.42

The following table summarizes the status of stock options outstanding and exercisable at September 30, 2014:

					Exercisable
		Weighted	Outstanding	Exercisable	Options –
		Average	Options –	Options –	Weighted
		Remaining	Weighted	Number of	Average
	Number of	Contractual	Average	Exercisable	Exercise
Range of Exercise Price	Outstanding Options	Life	Exercise Price	Options	Price
$7.78 to $21.61	285,172	2.62	$14.75	262,773	$14.20
$21.62 to $23.10	306,278	3.94	$22.79	142,551	$22.69
$23.11 to $34.77	265,323	2.93	$26.74	96,052	$26.05
$34.78 to $45.55	279,300	4.62	$42.02	1,300	$40.57

Total	1,136,073	3.54	$26.42	502,676	$18.94

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

Note B — Stock Options and Stock-Based Compensation (continued)

A summary of the status for all outstanding options at September 30, 2014, and changes during the three months then ended, is presented in the table below:

	Number of Options	Weighted Average Exercise Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value as of September 30, 2014
Options outstanding at July 1, 2014	1,118,530	$25.60
Granted	48,650	40.57
Exercised	(30,957)	18.75
Cancelled – forfeited	—	—
Cancelled – expired	(150)	24.24

Ending outstanding	1,136,073	$26.42	3.54	$10,923,390

Ending vested and expected to vest	1,014,786	$25.34	3.47	$10,523,652

Ending exercisable at September 30, 2014	502,676	$18.94	2.97	$7,611,649

The weighted-average grant-date fair value of options granted during the three months ended September 30, 2013 and 2014, was $13.89 and $15.84, respectively.

Included in the above-noted stock option grants and stock compensation expense are performance-based stock options under which vesting occurs only upon the Company achieving certain revenue or earnings per shares targets on a calendar year basis as determined by the Company’s board of directors. These options were valued in the same manner as the time-vesting options. However, the Company only recognizes stock compensation to the extent that the targets are determined to be achieved which allow the performance options to vest. The Company recognized $82,000 and ($64,000) of stock compensation expense for the three months ended September 30, 2013 and 2014, respectively, for performance-based stock options. The current period reduction reflects changes in management’s estimate of certain performance based measurements not being achieved for the current fiscal year.

Note C - Treasury Stock and Subsequent Event

The Company’s board of directors initially approved the commencement of a share repurchase program in the fall of 1996. In August 2013, the Board approved a 2,000,000 share expansion of the repurchase program to 34,000,000 shares over the life of the share repurchase program. Since the commencement of the share repurchase program, the Company has spent $342 million to repurchase 32,457,426 shares of its common stock, equal to 61% of the outstanding common stock had there been no repurchases. The average price of these repurchases was $10.53 per share. These repurchases were funded primarily from the net earnings of the Company, along with the proceeds from the exercise of common stock options. During the three and six months ended September 30, 2014, the Company repurchased 186,506 shares for $7.4 million and 309,952 shares for $13.2 million, respectively. The Company had 20,727,355 shares of common stock outstanding as of September 30, 2014, net of the 32,457,426 shares in treasury. Subsequent to the end of the quarter, through October 23, 2014, the Company repurchased 76,624 shares for $2,549,000 for an average of $33.27 per share.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

Note D - Weighted Average Shares and Net Income Per Share

Weighted average basic common shares decreased from 21,138,000 for the quarter ended September 30, 2013 to 20,819,000 for the quarter ended September 30, 2014. Weighted average diluted common and common equivalent shares decreased from 21,377,000 for the quarter ended September 30, 2013 to 21,050,000 for the quarter ended September 30, 2014. The net decrease in both of these weighted share calculations is due to the repurchase of common stock as noted above, offset by an increase in shares outstanding due to the exercise of stock options under the Company’s employee stock option plan.

Net income per common and common equivalent shares was computed by dividing net income by the weighted average number of common and common stock equivalents outstanding during the quarter. The calculations of the basic and diluted weighted shares for the three and six months ended September 30, 2013 and 2014, are as follows:

	Three Months Ended September 30,
	2013	2014
Net Income	$8,675,000	$7,883,000

Basic:
Weighted average common shares outstanding	21,138,000	20,819,000

Net Income per share	$0.41	$0.38

Diluted:
Weighted average common shares outstanding	21,138,000	20,819,000
Treasury stock impact of stock options	239,000	231,000

Total common and common equivalent shares	21,377,000	21,050,000

Net Income per share	$0.41	$0.37

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

Note D - Weighted Average Shares and Net Income Per Share (continued)

	Six Months Ended September 30,
	2013	2014
Net Income	$17,284,000	$16,182,000

Basic:
Weighted average common shares outstanding	21,267,000	20,877,000

Net Income per share	$0.81	$0.78

Diluted:
Weighted average common shares outstanding	21,267,000	20,877,000
Treasury stock impact of stock options	214,000	253,000

Total common and common equivalent shares	21,481,000	21,130,000

Net Income per share	$0.80	$0.77

Note E - Shareholder Rights Plan

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

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

Note F — Other Intangible Assets

Other intangible assets consist of the following at September 30, 2014:

Item	Life	Cost	Six Months Ended September 30, 2014 Amortization Expense	Accumulated Amortization at September 30, 2014	Cost, Net of Accumulated Amortization at September 30, 2014
Covenants Not to Compete	5 Years	$775,000	$10,000	$752,000	$23,000
Customer Relationships	18-20 Years	7,922,000	211,000	3,087,000	4,835,000
TPA Licenses	15 Years	204,000	7,000	97,000	107,000

Total		$8,901,000	$228,000	$3,936,000	$4,965,000

Note G — Line of Credit

In September 2014, the Company renewed a line of credit agreement. The line is with a financial institution to provide a revolving credit facility with borrowing capacity of up to $10 million. Borrowings under this agreement, as amended, bear interest, at the Company’s option, at a fixed LIBOR-based rate plus 1.50% or at a fluctuating rate determined by the financial institution to be 1.50% above the daily one-month LIBOR rate. The loan covenants require the Company to maintain the current assets to liabilities ratio of at least 1.25:1, debt to tangible net worth not greater than 1.25:1 and have positive net income. There were no outstanding revolving loans at any time during fiscal 2014 or the six months ended September 30, 2014, or as of the date hereof, but letters of credit in the aggregate amount of $4.5 million have been issued separate from the line of credit and therefore do not reduce the amount of borrowings available under the revolving credit facility. The renewed credit agreement expires in September 2015.

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

Summary of Quarterly Results

The Company generated revenues of $123.7 million for the quarter ended September 30, 2014, an increase of $4.4 million, or 3.6%, compared to revenues of $119.4 million for the quarter ended September 30, 2013. The increase in revenues was primarily due to an increase in patient management TPA services, offset by a decline in network solutions services revenue due to loss in customers causing a decrease in bill volume, which was slightly offset by an increase in bill volume due to new customers gain.

The Company’s cost of revenues increased by $6.2 million, from $92.0 million in the September 30, 2013 quarter to $98.2 million in the September 30, 2014 quarter, an increase of 6.7%. The Company’s increase in cost of revenues was primarily due to the increase in revenue for the quarter. The cost of revenues increased at a higher rate than revenue due to an increase in lower margin patient management TPA services.

The Company’s general and administrative expense increased by $0.5 million, from $12.2 million in the September 30, 2013 quarter to $12.7 million in the September 30, 2014 quarter, an increase of 4.3%. This increase was primarily due to an increase in information technology (IT) costs.

The Company’s income tax expense decreased by $1.6 million, or 24.7%, from $6.4 million, in the September 30, 2013 quarter to $4.8 million in the September 30, 2014 quarter. The decrease in income tax expense was primarily due to the decrease in income before income taxes from $15.1 million to $12.7 million.

Weighted diluted shares decreased from 21.4 million shares in the September 30, 2013 quarter to 21.1 million shares in the September 30, 2014 quarter, a decrease of 327,000 shares, or 1.5%. This decrease was due primarily to the repurchase of 482,797 shares of common stock in the twelve months ended September 30, 2014.

Diluted earnings per share decreased from $0.41 in the September 30, 2013 quarter to $0.37 in the September 30, 2014 quarter, a decrease of $0.04 per share, or 9.8%. The decrease in diluted earnings per share was due to the decrease in income before income taxes, offset by a reduction in the number of shares outstanding due to shares repurchased under our stock repurchase program. The decrease in income before income taxes was primarily due to an increase in cost of revenues that exceeded the increase in revenues due to an increase in lower margin TPA services.

Results of Operations for the three months ended September 30, 2013 and 2014

The Company derives its revenues from providing patient management and network solutions services to payers of workers’ compensation benefits, auto insurance claims and health insurance benefits. Patient management services include claims management and all services sold to claims management customers, case management, 24/7 nurse triage, utilization management, vocational rehabilitation and life care planning. Network solutions services include medical bill review, PPO management, facility claim review, provider reimbursement, professional review, pharmacy services, directed care services, Medicare solutions and clearinghouse services. The percentage of total revenues attributable to patient management and network solutions services for the quarters ended September 30, 2013 and September 30, 2014 are as follows:

Percentage of Revenues
	September 30, 2013	September 30, 2014
Patient management services	51.2%	54.2%
Network solutions services	48.8%	45.8%

The following table sets forth, for the periods indicated, the dollar amounts, dollar and percent changes, share changes, and the percentage of revenues represented by certain items reflected in the Company’s consolidated income statements for the three months ended September 30, 2013 and September 30, 2014. The Company’s past operating results are not necessarily indicative of future operating results.

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2014	Change	Percentage Change
Revenue	$119,359,000	$123,714,000	$4,355,000	3.6%
Cost of revenues	92,039,000	98,247,000	6,208,000	6.7%

Gross profit	27,320,000	25,467,000	(1,853,000)	(6.8%)

Gross profit as percentage of revenue	22.9%	20.6%

General and administrative	12,224,000	12,749,000	525,000	4.3%
General and administrative as percentage of revenue	10.2%	10.3%

Income before income tax provision	15,096,000	12,718,000	(2,378,000)	(15.8%)

Income before income tax provision as percentage of revenue	12.6%	10.3%

Income tax provision	6,421,000	4,835,000	(1,586,000)	(24.7%)

Net income	$8,675,000	$7,883,000	$(792,000)	(9.1%)

Weighted Shares
Basic	21,138,000	20,819,000	(319,000)	(1.5%)
Diluted	21,377,000	21,050,000	(327,000)	(1.5%)

Earnings Per Share
Basic	$0.41	$0.38	($0.03)	(7.3%)
Diluted	$0.41	$0.37	($0.04)	(9.8%)

Revenues

Change in revenue from the quarter ended September 30, 2013 to the quarter ended September 30, 2014

Revenues increased from $119.4 million for the three months ended September 30, 2013 to $123.7 million for the three months ended September 30, 2014, an increase of $4.4 million, or 3.6%. The increase in revenues was primarily due to an increase in patient management services that includes all services sold to TPA customers, which increased by 9.8% from $61.1 million to $67.1 million. The increase in patient management services was primarily due to an increase in the level of services provided to new TPA customers. The Company continued to expand brand awareness in the marketplace, which accounted for the total revenue growth for the Company.

Cost of Revenues

The Company’s cost of revenues consist of direct expenses, costs directly attributable to the generation of revenue, and field indirect costs which are incurred in the field offices of the Company. Direct costs are primarily case manager salaries, bill review analysts, related payroll taxes and fringe benefits, prescription drug costs, and costs for independent medical examination (IME) and diagnostic imaging providers. Most of the Company’s revenues are generated in offices which provide both patient management services and network solutions services. The largest of the field indirect costs are manager salaries and bonus, account executive base pay and commissions, administrative and clerical support, field systems personnel, PPO network developers, related payroll taxes and fringe benefits, office rent, and telephone expense. Approximately 38% of the costs incurred in the field are costs which support both the patient management services and network solutions operations of the Company’s field offices, such as district managers, branch clerical, account executives, related payroll taxes and fringe benefits, rent, and telephone.

Change in cost of revenues from the quarter ended September 30, 2013 to the quarter ended September 30, 2014

The Company’s cost of revenues increased from $92.0 million in the three months ended September 30, 2013 to $98.2 million in the three months ended September 30, 2014, an increase of $6.2 million or 6.7%. The Company’s increase in cost of revenues was primarily due to the increase in revenue for the quarter. The cost of revenues increased at a higher rate than revenue due to an increase in lower margin TPA services. The increase in cost was due to an increase in direct field operation expenses, primarily from salaries increasing $2.3 million and group health fringe benefit costs increasing $1.0 million.

General and Administrative Expense

For the quarter ended September 30, 2014, general and administrative expense consisted of approximately 63% of corporate systems costs which include corporate systems support, implementation and training, amortization of software development costs, depreciation of the hardware costs in the Company’s national systems, the Company’s national wide area network and other systems related costs. The remaining 37% of the general and administrative expense consisted of national marketing, national sales support, corporate legal, corporate insurance, human resources, accounting, product management, new business development and other general corporate matters.

Change in general and administrative expense from the quarter ended September 30, 2013 to the quarter ended September 30, 2014

General and administrative expense increased from $12.2 million in the quarter ended September 30, 2013 to $12.7 million in the quarter ended September 30, 2014, an increase of $0.5 million, or 4.3%. This increase was primarily due to continuing investment in the Company’s proprietary software related to information technology (IT) costs.

Income Tax Provision

Change in income tax expense from the quarter ended September 30, 2013 to the quarter ended September 30, 2014

The Company’s income tax expense decreased by $1.6 million, or 24.7%, from $6.4 million for the quarter ended September 30, 2013 to $4.8 million for the quarter ended September 30, 2014 due to the decrease in income before income taxes from $15.1 million to $12.7 million during the same periods. The income tax expense as a percentage of income before income taxes, also known as the effective tax rate, was 42.5% for the quarter ended September 30, 2013 and 38% for the quarter ended September 30, 2014. The income tax provision rates were based upon management’s review of the Company’s estimated annual income tax rate, including state taxes. This effective tax rate differed from the statutory federal tax rate of 35.0% primarily due to state income taxes and certain non-deductible expenses offset by tax credits.

Results of Operations for the six months ended September 30, 2013 and the six months ended September 30, 2014

The following table sets forth, for the periods indicated, the dollar amounts, dollar and percent changes, share changes, and the percentage of revenues represented by certain items reflected in the Company’s consolidated income statements for the six months ended September 30, 2013 and September 30, 2014. The Company’s past operating results are not necessarily indicative of future operating results.

	Six Months Ended September 30, 2013	Six Months Ended September 30, 2014	Change	Percentage Change
Revenue	$237,472,000	$248,078,000	$10,606,000	4.5%
Cost of revenues	183,234,000	194,911,000	11,677,000	6.4%

Gross profit	54,238,000	53,167,000	(1,071,000)	(2.0%)

Gross profit as percentage of revenue	22.8%	21.4%

General and administrative	25,066,000	26,954,000	1,888,000	7.5%
General and administrative as percentage of revenue	10.6%	10.9%

Income before income tax provision	29,172,000	26,213,000	(2,959,000)	(10.1%)

Income before income tax provision as percentage of revenue	12.3%	10.6%

Income tax provision	11,888,000	10,031,000	(1,857,000)	(15.6%)

Net income	$17,284,000	$16,182,000	$(1,102,000)	(6.4%)

Weighted Shares
Basic	21,267,000	20,877,000	(390,000)	(1.8%)
Diluted	21,481,000	21,130,000	(351,000)	(1.6%)

Earnings Per Share
Basic	$0.81	$0.78	($0.03)	(3.7%)
Diluted	$0.80	$0.77	($0.03)	(3.8%)

Revenues

Change in revenue from the six months ended September 30, 2013 to the six months ended September 30, 2014

Revenues increased from $237.5 million for the six months ended September 30, 2013 to $248.1 million for the six months ended September 30, 2014, an increase of $10.6 million, or 4.5%. The Company’s patient management revenues increased $10 million, or 8.2%, from $122.4 million in the six months ended September 30, 2013 to $132.5 million in the six months ended September 30, 2014. The increase in patient management services was primarily due to an increase in the level of services provided to new and existing TPA customers. The Company’s network solutions revenues increased slightly from $115.1 million in the six months ended September 30, 2013 to $115.6 million in the six months ended September 30, 2014, an increase of $0.5 million, or 0.4%. The increase in network solutions revenue was primarily due to an increase in group health bill review revenues.

Cost of Revenues

Change in cost of revenue from the six months ended September 30, 2013 to the six months ended September 30, 2014

The Company’s cost of revenues increased from $183.2 million in the six months ended September 30, 2013 to $194.9 million in the six months ended September 30, 2014, an increase of $11.7 million, or 6.4%. This increase was partially due to the increase in the volume of patient management services which generated the 4.5% revenue increase for the same periods. Direct salaries increased from $48 million for the six months ended September 30, 2013 to $53 million for the six months ended September 30, 2014 due to an increase in headcount and annual raises.

General and Administrative Expense

Change in general and administrative expense from the six months ended September 30, 2013 to the six months ended September 30, 2014

General and administrative expense increased from $25.1 million in the six months ended September 30, 2013 to $27.0 million in the six months ended September 30, 2014, an increase of $1.9 million, or 7.5%. This increase was primarily due to continuing investment in the Company’s proprietary software related to information technology (IT) costs.

Income Tax Provision

Change in income tax expense from the six months ended September 30, 2013 to the six months ended September 30, 2014

The Company’s income tax expense decreased $1.9 million, or 15.6%, due to the decrease in income before income taxes from $29.2 million to $26.2 million. The income tax expense as a percentage of income before income taxes, also known as the effective tax rate, was 40.8% for the six months ended September 30, 2013 and 38.3% for the six months ended September 30, 2014. The income tax provision rates were based upon management’s review of the Company’s estimated annual income tax rate, including state taxes. This effective tax rate differed from the statutory federal tax rate of 35.0% primarily due to state income taxes and certain non-deductible expenses offset by tax credits.

Liquidity and Capital Resources

The Company has historically funded its operations and capital expenditures primarily from cash flow from operations, and to a lesser extent, proceeds from stock option exercises. Working capital increased $4.0 million, from $49.1 million as of March 31, 2014 to $53.0 million as of September 30, 2014, primarily due to an increase in accounts receivables and a decrease in accounts and taxes payables. Cash decreased from $34.9 million as of March 31, 2014 to $28.2 million as of September 30, 2014, a decrease of $6.7 million.

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

As of September 30, 2014, the Company had $28.2 million in cash and cash equivalents, invested primarily in short-term, interest-bearing, highly liquid investment-grade securities with maturities of 90 days or less in federally regulated banks.

In September 2014, the Company renewed a line of credit agreement. The line is with a financial institution to provide a revolving credit facility with borrowing capacity of up to $10 million. Borrowings under this agreement, as amended, bear interest, at the Company’s option, at a fixed LIBOR-based rate plus 1.50% or at a fluctuating rate determined by the financial institution to be 1.50% above the daily one-month LIBOR rate. The loan covenants require the Company to maintain the current assets to liabilities ratio of at least 1.25:1, debt to tangible net worth not greater than 1.25:1 and have positive net income. There were no outstanding revolving loans at any time during fiscal 2014 or the six months ended September 30, 2014, or as of the date hereof, but letters of credit in the aggregate amount of $4.5 million have been issued separate from the line of credit and therefore do not reduce the amount of borrowings available under the revolving credit facility. The renewed credit agreement expires in September 2015.

The Company has historically required substantial capital to fund the growth of its operations, particularly working capital to fund the growth in accounts receivable and capital expenditures. The Company believes; however, that the cash balance at September 30, 2014 along with anticipated internally generated funds, will be sufficient to meet the Company’s expected cash requirements for at least the next twelve months.

Operating Cash Flows

Six months ended September 30, 2013 compared to six months ended September 30, 2014

Net cash provided by operating activities decreased from $28.5 million in the six months ended September 30, 2013 to $15.6 million in the six months ended September 30, 2014, a decrease of $12.9 million. The decrease in cash flow from operating activities was due to a decrease in net income and a decrease in accrued liabilities. Days sales outstanding increased compare to a year ago, from 41 days to 44 days. Additionally, there was an increase in tax payments in the current fiscal year due to a higher prepaid tax balance at the end of fiscal 2013 than the end of fiscal 2014.

Investing Activities

Six months ended September 30, 2013 compared to six months ended September 30, 2014

Net cash flow used in investing activities increased from $9.0 million in the six months ended September 30, 2013 to $10.7 million in the six months ended September 30, 2014, an increase of $1.7 million. The increase in net cash used in investing activities was primarily due to costs related to building a new data center and an investment in a private equity fund.

Financing Activities

Six months ended September 30, 2013 compared to six months ended September 30, 2014

Net cash flow used in financing activities decreased from $17.2 million for the six months ended September 30, 2013 to $11.7 million for the six months ended September 30, 2014, a decrease of $5.5 million. The decrease in cash flow used in financing activities was primarily due to a decrease in spending on share repurchases from $19.8 million to $13.2 million over the same periods.

Contractual Obligations

The following table summarizes the Company’s contractual obligations outstanding as of September 30, 2014:

	Payments Due by Period
	Total	Within One Year	Between One and Three Years	Between Three and Five Years	More than Five Years

Operating leases	$54,239,000	$15,466,000	$23,858,000	$9,484,000	$5,431,000
Uncertain tax positions *	$964,000	$964,000	—	—	—
Software Licenses	$1,171,000	$1,171,000	—	—	—
Investment in private equity	$1,200,000	$1,200,000	—	—	—

Total	$57,574,000	$18,801,000	$23,858,000	$9,484,000	$5,431,000

*	See Note A to the Notes to Consolidated Financial Statements

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

Inflation

The Company is impacted by rising costs for certain inflation-sensitive operating expenses such as labor and employee benefits, and facility leases. However, the Company generally does not believe these impacts are material to its revenues or net income.

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

The terms of such obligations vary by contract and in most instances a specific or maximum dollar amount is not explicitly stated therein. Generally, amounts under these contracts cannot be reasonably estimated until a specific claim is asserted. Consequently, no material liabilities have been recorded for these obligations on the Company’s balance sheets for any of the periods presented.

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

The Company must make significant judgments and estimates in determining contractual and bad debt allowances in any accounting period. One significant uncertainty inherent in the Company’s analysis is whether its past experience will be indicative of future periods. Although the Company considers future projections when estimating contractual and bad debt allowances, the Company ultimately makes its decisions based on the best information available to it at that time. Adverse changes in general economic conditions or trends in reimbursement amounts for the Company’s services could affect the Company’s contractual and bad debt allowance estimates, collection of accounts receivable, cash flows, and results of operations. No one customer accounted for 10% or more of accounts receivable at March 31, 2014 or September 30, 2014.

Goodwill and Long-Lived Assets: Goodwill arising from business combinations represents the excess of the purchase price over the estimated fair value of the net assets of the acquired business. Pursuant to ASC 350-10 through ASC 350-30, “Goodwill and Other Intangible Assets,” goodwill is tested annually for impairment or more frequently if circumstances indicate the potential for impairment. Also, management tests for impairment of its amortizable intangible assets and long-lived assets annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company’s impairment is conducted at a regional level. The measurement of fair value is based on an evaluation of market capitalization and is further tested using a multiple of earnings approach. In projecting the Company’s cash flows, management considers industry growth rates and trends and cost structure changes. Based on management’s evaluations, no indicators of impairment of its goodwill, intangible assets or other long-lived assets existed at September 30, 2014. However, future events or changes in current circumstances could affect the recoverability of the carrying value of goodwill and long-lived assets. Should an asset be deemed impaired, an impairment loss would be recognized to the extent the carrying value of the asset exceeded its estimated fair market value.

Accrual for Self-insurance Costs: The Company accrues for the group medical costs and workers’ compensation costs of its employees based on claims filed and an estimate of claims incurred but not reported as of each balance sheet date. The Company purchases stop loss insurance for large claims. The Company determines its estimated self-insurance reserves based upon historical trends along with outstanding claims information provided by its claims paying agents. However, it is possible that recorded accruals may not be adequate to cover the future payment of claims. Adjustments, if any, to estimated accruals resulting from ultimate claim payments will be reflected in earnings during the periods in which such adjustments are determined. The Company’s self-insured liabilities contain uncertainties since management is required to make assumptions and apply judgment to estimate the ultimate cost to settle reported claims and claims incurred but not reported at the balance sheet date.

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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2014, the Company held no market risk sensitive instruments for trading purposes, and the Company did not employ any derivative financial instruments, other financial instruments, or derivative commodity instruments to hedge any market risk. The Company had no debt outstanding as of September 30, 2014, and therefore, had no market risk related to debt.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2014, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is

(i) recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2014, Richard J. Schweppe replaced Scott R. McCloud as the Company’s Chief Financial Officer, and a Form 8-K was filed. Certain control responsibilities have been reassigned to certain key personnel within the Company. Management has reviewed and will continue to monitor our internal controls to make sure there is no adverse impact. There have been no other changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the six months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our strategy is to continue internal growth and, as strategic opportunities arise in the workers’ compensation managed care industry, to consider acquisitions of, or relationships with, other companies in related lines of business. As a result, we are subject to certain growth-related risks, including the risk that we will be unable to retain personnel or acquire other resources necessary to service such growth adequately. Expenses arising from our efforts to increase our market penetration may have a negative impact on operating results. In addition, there can be no assurance that any suitable opportunities for strategic acquisitions or relationships will arise or, if they do arise, that the transactions contemplated could be completed. If such a transaction does occur, there can be no assurance that we will be able to integrate effectively any acquired business. In addition, any such transaction would be subject to various risks associated with the acquisition of businesses, including, but not limited to, the following:

•	an acquisition may negatively impact our results of operations as it may require incurring large one-time charges, substantial debt or liabilities; it may require the amortization or write down of amounts related to deferred compensation, goodwill and other intangible assets; or it may cause adverse tax consequences, substantial depreciation or deferred compensation charges;

•	we may encounter difficulties in assimilating and integrating the business, technologies, products, services, personnel or operations of companies that are acquired, particularly if key personnel of the acquired company decide not to work for us;

•	an acquisition may disrupt ongoing business, divert resources, increase expenses and distract management;

•	the acquired businesses, products, services or technologies may not generate sufficient revenue to offset acquisition costs;

•	we may have to issue equity or debt securities to complete an acquisition, which would dilute the position of stockholders and could adversely affect the market price of our common stock; and

•	acquisitions may involve the entry into a geographic or business market in which we have little or no prior experience.

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

Our business strategy and future success depend in part on our ability to capture market share with our cost containment services as national and regional insurance carriers and large, self-funded employers look for ways to achieve cost savings. There can be no assurance that we will successfully market our services to these insurance carriers and employers or that they will not resort to other means to achieve cost savings. Additionally, our ability to capture additional market share may be adversely affected by the decision of potential customers to perform services internally instead of outsourcing the provision of such services to us. Furthermore, we may not be able to demonstrate sufficient cost savings to potential or current customers to induce them not to provide comparable services internally or to accelerate efforts to provide such services internally.

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

Our sequential revenue growth may not increase and may decline in the future as a result of a variety of factors, many of which are outside of our control. If changes in our sequential revenue fall below the expectations of investors or analysts, the price of our common stock could decline substantially. Fluctuations or declines in sequential revenue growth may be due to a number of factors, including, but not limited to, those listed below and identified throughout this “Risk Factors” section: the decline in manufacturing employment, the decline in workers’ compensation claims, the decline in healthcare expenditures, the considerable price competition in a flat-to-declining workers’ compensation market, litigation, the increase in competition, and the changes and potential changes in state workers’ compensation and automobile managed care laws which can reduce demand for our services. These factors create an environment where revenue and margin growth are more difficult to attain and where revenue growth is less certain than historically experienced. Additionally, our technology and preferred provider network face competition from companies that have more resources available to them than we do. Also, some customers may handle their managed care services in-house and may reduce the amount of services which are outsourced to managed care companies such as CorVel. These factors could cause the market price of our common stock to fluctuate substantially. There can be no assurance that our growth rate in the future, if any, will be at or near historical levels.

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

The market price of our common stock may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. The stock market has in the past experienced price and volume fluctuations that have particularly affected companies in the healthcare and managed care markets resulting in changes in the market price of the stock of many companies, which may not have been directly related to the operating performance of those companies. There can be no assurance that the market price of our common stock will not fluctuate or decline significantly in the future.

We cannot assure our stockholders that our stock repurchase program will enhance long-term stockholder value and stock repurchases, if any, could increase the volatility of the price of our common stock and will diminish our cash reserves.

In 1996, our Board of Directors authorized a stock repurchase program and has periodically increased the number of shares authorized for repurchase under the repurchase program. The most recent increase occurred in August 2013 and brought the number of shares authorized for repurchase over the life of the program to 34,000,000 shares. There is no expiration date for the repurchase program. The timing and actual number of shares repurchased, if any, depend on a variety of factors including the timing of open trading windows, price, corporate and regulatory requirements, and other market conditions. The program may be suspended or discontinued at any time without prior notice. Repurchases pursuant to our stock repurchase program could affect our stock price and increase its volatility. The existence of a stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, repurchases under our stock repurchase program will diminish our cash reserves, which could impact our ability to pursue possible future strategic opportunities and acquisitions and could result in lower overall returns on our cash balances. There can be no assurance that any further stock repurchases will enhance stockholder value as the market price of our common stock may decline below the levels at which we repurchased shares of stock. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

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

We rely largely on our own security systems, confidentiality procedures and employee nondisclosure agreements to maintain the privacy and security of our and our customers’ proprietary information. Accidental or willful security breaches or other unauthorized access by third parties to our information systems, the existence of computer viruses in our data or software and misappropriation of our proprietary information could expose us to a risk of information loss, litigation and other possible liabilities which may have a material adverse effect on our business, financial condition and results of operations. If security measures are breached due to third-party action, employee error, malfeasance or otherwise, or if design flaws in our software are exposed and exploited, and, as a result, a third party obtains unauthorized access to any customer data, our relationships with our customers and our reputation will be damaged, our business may suffer and we could incur significant liability. Techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures.

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

In addition, there can be no assurance that we will not be subject to other litigation that may adversely affect our business, financial condition or results of operations, including but not limited to being joined in litigation brought against our customers in the managed care industry. We maintain professional liability insurance and such other coverages as we believe are reasonable in light of our experience to date. If such insurance is insufficient or unavailable in the future at a reasonable cost to protect us from liability, our business, financial condition or results of operations could be adversely affected.

If lawsuits against us are successful, we may incur significant liabilities.

We provide to insurers and other payors of healthcare costs managed care programs that utilize preferred provider organizations and computerized bill review programs. Healthcare providers have brought, against us and our customers, individual and class action lawsuits challenging such programs. If such lawsuits are successful, we may incur significant liabilities.

We make recommendations about the appropriateness of providers’ proposed medical treatment plans for patients throughout the country. As a result, we could be subject to claims arising from any adverse medical consequences. Although plaintiffs have not to date subjected us to any claims or litigation relating to the granting or denial of claims for payment of benefits or allegations that we engage in the practice of medicine or the delivery of medical services, there can be no assurance that plaintiffs will not make such claims in future litigation. There also can be no assurance that our insurance will provide sufficient coverage or that insurance companies will make insurance available at a reasonable cost to protect us from significant future liability.

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

In addition, changes in workers’ compensation, auto and managed healthcare laws or regulations may reduce demand for our services, require us to develop new or modified services to meet the demands of the marketplace or reduce the fees that we may charge for our services.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the period covered by this report. The following table shows the repurchases of the Company’s common stock made by or on behalf of the Company in open-market transactions for the quarter ended September 30, 2014 pursuant to a publicly announced plan.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that may yet be Purchased Under the Program
July 1 to July 31, 2014	49,699	$44.22	49,699	1,679,381
August 1 to August 31, 2014	58,988	40.42	58,988	1,620,393
September 1 to September 30, 2014	77,819	36.58	77,819	1,542,574

Total	186,506	$39.83	186,506	1,542,574

In 1996, the Company’s Board of Directors authorized a stock repurchase program for up to 900,000 shares of the Company’s common stock. The Company’s Board of Directors has periodically increased the number of shares authorized for repurchase under the repurchase program. The most recent increase occurred in August 2013 and brought the number of shares authorized for repurchase over the life of the program to 34,000,000 shares. There is no expiration date for the repurchase program. As of September 30, 2014, the Company had repurchased 32,457,426 shares of its common stock.

Item 3 – Defaults Upon Senior Securities – None.

Item 4 – Mine Safety Disclosures – Not applicable.

Item 5 – Other Information – None.

Item 6 - Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Company. Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 10, 2011.

3.2	Amended and Restated Bylaws of the Company. Incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 filed on August 14, 2006.

3.3	Certification of Designation Increasing the Number of Shares of Series A Junior Participating Preferred Stock. Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 24, 2008.

10.1	Fifth Amendment to Credit Agreement dated September 1, 2014 by and between CorVel Corporation and Wells Fargo Bank, National Association. Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 5, 2014.

10.2	Revolving Line of Credit Note dated September 1, 2014 by CorVel Corporation in favor of Wells Fargo Bank, National Association. Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 5, 2014.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2014 and March 31, 2014; (ii) Consolidated Statements of Income for the three and six months ended September 30, 2013 and 2014; (iii) Consolidated Statements of Cash Flows for the six months ended September 30, 2013 and 2014; and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CORVEL CORPORATION

By:	/s/ V. Gordon Clemons
V. Gordon Clemons, Chairman of the Board, President and Chief Executive Officer

By:	/s/ Richard J. Schweppe
Richard J. Schweppe,
Chief Financial Officer

November 4, 2014