Form 10-Q
period 2014-12-31
CORVEL CORP
filed 2015-02-05
CIK 874866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

or

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

The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value per share, as of January 30, 2015 was 20,390,801.

CORVEL CORPORATION

FORM 10-Q

Part I - Financial Information

Item  1 - Financial Statements

CORVEL CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2014 (Unaudited)
Assets
Current Assets
Cash and cash equivalents (Note A)	$34,866,000	$31,029,000
Customer deposits	16,142,000	15,035,000
Accounts receivable, net	57,229,000	56,227,000
Prepaid taxes and expenses	5,862,000	5,552,000
Deferred income taxes	6,861,000	7,475,000

Total current assets	120,960,000	115,318,000

Property and equipment, net	51,253,000	52,917,000
Goodwill	36,814,000	36,814,000
Other intangibles, net (Note F)	5,193,000	4,851,000
Other assets	261,000	1,441,000

TOTAL ASSETS	$214,481,000	$211,341,000

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts and taxes payable	$18,465,000	$13,173,000
Accrued liabilities	53,375,000	51,659,000

Total current liabilities	71,840,000	64,832,000

Deferred income taxes	16,119,000	16,119,000

Commitments and contingencies (Notes G and H)

Stockholders’ Equity
Common stock, $.0001 par value: 120,000,000 shares authorized at March 31, 2014 and December 31, 2014; 53,126,866 shares issued (20,979,392 shares outstanding, net of Treasury shares) and 53,206,515 shares issued (20,474,606 shares outstanding, net of Treasury shares) at March 31, 2014 and December 31, 2014, respectively	3,000	3,000

Paid-in capital	118,831,000	122,337,000

Treasury Stock (32,147,474 shares at March 31, 2014 and 32,731,909 shares at December 31, 2014)	(328,480,000)	(351,132,000)

Retained earnings	336,168,000	359,182,000

Total stockholders’ equity	126,522,000	130,390,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$214,481,000	$211,341,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED INCOME STATEMENTS – UNAUDITED

	Three Months Ended December 31,
	2013	2014

REVENUES	$121,098,000	$122,352,000

Cost of revenues	93,392,000	98,224,000

Gross profit	27,706,000	24,128,000

General and administrative expenses	13,204,000	13,834,000

Income before income tax provision	14,502,000	10,294,000

Income tax provision	5,727,000	3,462,000

NET INCOME	$8,775,000	$6,832,000

Net income per common and common equivalent share
Basic	$0.42	$0.33

Diluted	$0.41	$0.33

Weighted average common and common equivalent shares
Basic	20,936,000	20,599,000

Diluted	21,256,000	20,786,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED INCOME STATEMENTS – UNAUDITED

	Nine Months Ended December 31,
	2013	2014

REVENUES	$358,570,000	$370,430,000

Cost of revenues	276,626,000	293,135,000

Gross profit	81,944,000	77,295,000

General and administrative expenses	38,270,000	40,789,000

Income before income tax provision	43,674,000	36,506,000

Income tax provision	17,615,000	13,492,000

NET INCOME	$26,059,000	$23,014,000

Net income per common and common equivalent share
Basic	$1.23	$1.11

Diluted	$1.22	$1.10

Weighted average common and common equivalent shares
Basic	21,157,000	20,784,000

Diluted	21,406,000	21,015,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Nine Months Ended December 31,
	2013	2014
Cash flows from Operating Activities
NET INCOME	$26,059,000	$23,014,000

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	12,201,000	13,262,000
Loss on disposal of assets	87,000	223,000
Stock compensation expense	1,546,000	1,594,000
Write-off of uncollectible accounts	1,043,000	1,438,000
Deferred income tax	(643,000)	(614,000)

Changes in operating assets and liabilities
Accounts receivable	(7,330,000)	(436,000)
Customer deposits	(603,000)	1,107,000
Prepaid taxes and expenses	2,272,000	310,000
Other assets	408,000	220,000
Accounts and taxes payable	2,720,000	(5,292,000)
Accrued liabilities	7,851,000	(1,716,000)

Net cash provided by operating activities	45,611,000	33,110,000

Cash Flows from Investing Activities
Investment in private equity	—	(1,400,000)
Purchase of property and equipment	(12,677,000)	(14,806,000)

Net cash (used in) investing activities	(12,677,000)	(16,206,000)

Cash Flows from Financing Activities
Purchase of treasury stock	(23,975,000)	(22,653,000)
Tax effect of stock option exercises	1,554,000	682,000
Exercise of common stock options	2,250,000	1,030,000
Exercise of employee stock purchase options	161,000	200,000

Net cash (used in) financing activities	(20,010,000)	(20,741,000)

Increase (decrease) in cash and cash equivalents	12,924,000	(3,837,000)
Cash and cash equivalents at beginning of period	19,822,000	34,866,000

Cash and cash equivalents at end of period	$32,746,000	$31,029,000

Supplemental Cash Flow Information:

Income taxes paid	$13,335,000	$16,022,000
Purchase of software license under finance agreement	$2,343,000	$—

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

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

The Company evaluated all subsequent events or transactions through the date of filing this report. Subsequent to the end of the quarter, through January 30, 2015, the Company repurchased 85,846 shares for $3,000,000 for an average of $34.93 per share. These shares were repurchased under the Company’s ongoing share repurchase program described in Note C.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2015. For further information, refer to the consolidated financial statements and notes for the fiscal year ended March 31, 2014 included in the Company’s Annual Report on Form 10-K.

Basis of Presentation: The consolidated financial statements include the accounts of CorVel and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates: The preparation of financial statements in compliance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. Actual results could differ from those estimates. Significant estimates include the values assigned to intangible assets, capitalized software development, the allowance for doubtful accounts, accruals for income taxes, share-based payments related to performance based awards, loss contingencies, estimated claims for claims administration revenue recognition, estimates used in stock options valuations, and accruals for self-insurance reserves.

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

December 31, 2014

Note A — Basis of Presentation and Summary of Significant Accounting Policies (continued)

The carrying amount of the Company’s financial instruments (i.e. cash, accounts receivable, accounts payable, etc.) are all Level 1 and approximate their fair values at March 31, 2014 and December 31, 2014. The Company has no Level 2 or Level 3 assets, other than an investment in a private equity group.

Investment in Private Equity: During the quarter ended June 30, 2014, the Company’s board of directors approved an investment of $2,000,000 into a private equity limited partnership that invests in start-up companies. The Company invested $1,400,000 into the partnership during nine months ended December 31, 2014 and expects to invest the remaining $600,000 commitment within the next 12 months. The Company accounts for the investment on the cost method and will periodically review the investment for possible impairment. There was no impairment on investment for the quarter ended December 31, 2014. The investment is recorded in other assets on the accompanying consolidated balance sheets. Management believes the cost of the investment in private equity approximates its fair value.

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

December 31, 2014

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

Accounts Receivable: The majority of the Company’s accounts receivable are due from companies in the property and casualty insurance industries, self-insured employers, and government entities. Accounts receivable are generally due within 30 days and are stated as amounts due from customers net of an allowance for doubtful accounts. Those accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company and the condition of the general economy and the industry as a whole. No one customer accounted for 10% or more of accounts receivable at either March 31, 2014 or December 31, 2014. No one customer accounted for 10% or more of revenue during the nine months ended December 31, 2013 or 2014.

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

Income Taxes: The Company provides for income taxes in accordance with provisions specified in ASC 740, “Accounting for Income Taxes”. Accordingly, deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities. These differences will result in taxable or deductible amounts in the future, based on tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. In making an assessment regarding the probability of realizing a benefit from these deductible differences, management considers the Company’s current and past performance, the market environment in which the Company operates, tax-planning strategies and the length of carry-forward periods for loss carry-forwards, if any. Valuation allowances are established when necessary to reduce deferred tax assets to amounts that are more likely than not to be realized. Further, the Company provides for income tax issues not yet resolved with federal, state and local tax authorities. The balance of the unrecognized tax benefits as of March 31, 2014 and December 31, 2014 was $700,000 and $2,644,000, respectively.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

Note A — Basis of Presentation and Summary of Significant Accounting Policies (continued)

Earnings Per Share: Earnings per common share-basic is based on the weighted average number of common shares outstanding during the period. Earnings per common share-diluted is based on the weighted average number of common shares and common share equivalents outstanding during the period. In calculating earnings per share, earnings are the same for the basic and diluted calculations. Weighted average shares outstanding decreased in the December 2014 quarter compared to the same quarter of the prior year primarily due to repurchases of shares under the Company’s share repurchase program. See also Note D.

Note B - Stock Based Compensation and Stock Options

Under the Company’s Restated Omnibus Incentive Plan (formerly the Restated 1988 Executive Stock Option Plan) (“the Plan”) as in effect at December 31, 2014, options for up to 19,365,000 shares of the Company’s common stock may be granted over the life of the Plan to key employees, non-employee directors and consultants at exercise prices not less than the fair market value of the stock at the date of grant. Options granted under the Plan are non-statutory stock options and generally vest 25% one year from date of grant and the remaining 75% vesting ratably each month for the next 36 months. The options granted to employees and the board of directors expire at the end of five years and ten years from date of grant, respectively.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model with the assumptions included in the table below. The Company uses historical data among other factors to estimate the expected volatility, the expected option life, and the expected forfeiture rate. The risk-free rate is based on the interest rate paid on a U.S. Treasury issue with a term similar to the estimated life of the option. Based upon the historical experience of options cancellations, the Company has estimated an annualized forfeiture rate of 12.40% and 12.12% for the three months ended December 31, 2013 and 2014, respectively. Forfeiture rates will be adjusted over the requisite service period when actual forfeitures differ, or are expected to differ, from the estimate. The following assumptions were used to estimate the fair value of options granted during the three months ended December 31, 2013 and 2014 using the Black-Scholes option-pricing model:

	Three Months Ended December 31,
	2013	2014
Risk-free interest rate	1.35%	1.64%

Expected volatility	47%	46%

Expected dividend yield	0.00%	0.00%

Expected forfeiture rate	12.40%	12.12%

Expected weighted average life of option in years	4.4 years	4.4 years

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

Note B — Stock Options and Stock-Based Compensation (continued)

All options granted in the nine months ended December 31, 2013 and 2014 were granted with an exercise price equal to the fair value of the Company’s common stock on the grant date and are non-statutory stock options.

For the three months ended December 31, 2013 and 2014, the Company recorded share-based compensation expense of $676,000 and $432,000, respectively. For the nine months ended December 31, 2013 and 2014, the Company recorded share-based compensation expense of $1,546,000 and $1,594,000, respectively. The table below shows the amounts recognized in the financial statements for stock compensation expense for time based options and performance based options during the three and nine months ended December 31, 2013 and 2014, respectively.

	Three Months Ended
	December 31, 2013	December 31, 2014
Cost of revenues	$180,000	$239,000
General and administrative	496,000	193,000

Total cost of stock-based compensation included in income before income tax provision	676,000	432,000
Amount of income tax benefit recognized	(267,000)	(164,000)

Amount charged against net income	$409,000	$268,000

Effect on diluted net income per share	$(0.02)	$(0.01)

	Nine Months Ended
	December 31, 2013	December 31, 2014
Cost of revenues	$477,000	$733,000
General and administrative	1,069,000	861,000

Total cost of stock-based compensation included in income before income tax provision	1,546,000	1,594,000
Amount of income tax benefit recognized	(611,000)	(606,000)

Amount charged against net income	$935,000	$988,000

Effect on diluted net income per share	$(0.04)	$(0.05)

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

Note B — Stock Options and Stock-Based Compensation (continued)

Summarized information for all stock options for the three and nine months ended December 31, 2013 and 2014 follows:

	Three Months Ended December 31, 2013		Three Months Ended December 31, 2014
	Shares	Average Price	Shares	Average Price
Options outstanding, beginning	1,191,251	$20.39	1,136,073	$26.42
Options granted	142,650	40.24	122,825	34.78
Options exercised	(69,276)	16.33	(21,734)	15.27
Options cancelled	(4,057)	21.90	—	—

Options outstanding, ending	1,260,568	$22.85	1,237,164	$27.45

	Nine Months Ended December 31, 2013		Nine Months Ended December 31, 2014
	Shares	Average Price	Shares	Average Price
Options outstanding, beginning	1,100,930	$18.65	1,115,984	$24.80
Options granted	382,650	31.14	208,875	37.93
Options exercised	(188,327)	15.14	(78,684)	17.54
Options cancelled	(34,685)	22.94	(9,011)	25.86

Options outstanding, ending	1,260,568	$22.85	1,237,164	$27.45

The following table summarizes the status of stock options outstanding and exercisable at December 31, 2014:

					Exercisable
		Weighted	Outstanding	Exercisable	Options –
		Average	Options –	Options –	Weighted
		Remaining	Weighted	Number of	Average
	Number of	Contractual	Average	Exercisable	Exercise
Range of Exercise Price	Outstanding Options	Life	Exercise Price	Options	Price
$7.78 to $22.07	343,924	3.32	$16.41	294,176	$15.51
$22.08 to $24.24	340,841	2.94	$23.45	149,588	$23.35
$24.25 to $34.78	273,099	3.55	$31.45	61,690	$27.80
$34.79 to $45.55	279,300	4.36	$42.02	9,539	$40.29

Total	1,237,164	3.50	$27.45	514,993	$19.72

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

Note B — Stock Options and Stock-Based Compensation (continued)

A summary of the status for all outstanding options at December 31, 2014, and changes during the three months then ended, is presented in the table below:

	Number of Options	Weighted Average Exercise Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value as of December 31, 2014
Options outstanding at October 1, 2014	1,136,073	$26.42
Granted	122,825	34.78
Exercised	(21,734)	15.27
Cancelled – forfeited	—	—
Cancelled – expired	—	—

Ending outstanding	1,237,164	$27.45	3.50	$13,429,112

Ending vested and expected to vest	1,078,621	$26.28	3.39	$12,851,985

Ending exercisable at December 31, 2014	514,993	$19.72	2.85	$9,041,701

The weighted-average grant-date fair value of options granted during the three months ended December 31, 2013 and 2014, was $16.70 and $14.22, respectively.

Included in the above-noted stock option grants and stock compensation expense are performance-based stock options under which vesting occurs only upon the Company achieving certain revenue or earnings per shares targets on a calendar year basis as determined by the Company’s board of directors. These options were valued in the same manner as the time-vesting options. However, the Company only recognizes stock compensation to the extent that the targets are determined to be achieved which allow the performance options to vest. The Company recognized $285,000 and ($30,000) of stock compensation expense for the three months ended December 31, 2013 and 2014, respectively, for performance-based stock options. The Company recognized $448,000 and $113,000 of stock compensation expense for the nine months ended December 31, 2013 and 2014, respectively, for performance-based stock options. The current period reduction reflects changes in management’s estimate of certain performance based measurements not being achieved for the current fiscal year.

Note C - Treasury Stock and Subsequent Event

The Company’s board of directors initially approved the commencement of a share repurchase program in the fall of 1996. In August 2013, the Board approved a 2,000,000 share expansion of the repurchase program to 34,000,000 shares over the life of the share repurchase program. Since the commencement of the share repurchase program, the Company has spent $351 million to repurchase 32,731,909 shares of its common stock, equal to 62% of the outstanding common stock had there been no repurchases. The average price of these repurchases was $10.73 per share. These repurchases were funded primarily from the net earnings of the Company, along with the proceeds from the exercise of common stock options. During the three and nine months ended December 31, 2014, the Company repurchased 274,483 shares for $9.5 million and 584,435 shares for $22.6 million, respectively. The Company had 20,474,606 shares of common stock outstanding as of December 31, 2014, net of the 32,731,909 shares in treasury. Subsequent to the end of the quarter, through January 30, 2015, the Company repurchased 85,846 shares for $3,000,000 for an average of $34.93 per share.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

Note D - Weighted Average Shares and Net Income Per Share

Weighted average basic common shares decreased from 20,936,000 for the quarter ended December 31, 2013 to 20,599,000 for the quarter ended December 31, 2014. Weighted average diluted common and common equivalent shares decreased from 21,256,000 for the quarter ended December 31, 2013 to 20,786,000 for the quarter ended December 31, 2014. The net decrease in both of these weighted share calculations is due to the repurchase of common stock as noted above, offset by an increase in shares outstanding due to the exercise of stock options under the Company’s employee stock option plan.

Net income per common and common equivalent shares was computed by dividing net income by the weighted average number of common and common stock equivalents outstanding during the quarter. The calculations of the basic and diluted weighted shares for the three and nine months ended December 31, 2013 and 2014, are as follows:

	Three Months Ended December 31,
	2013	2014
Net Income	$8,775,000	$6,832,000

Basic:
Weighted average common shares outstanding	20,936,000	20,599,000

Net Income per share	$0.42	$0.33

Diluted:
Weighted average common shares outstanding	20,936,000	20,599,000
Treasury stock impact of stock options	320,000	187,000

Total common and common equivalent shares	21,256,000	20,786,000

Net Income per share	$0.41	$0.33

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

Note D - Weighted Average Shares and Net Income Per Share (continued)

	Nine Months Ended December 31,
	2013	2014
Net Income	$26,059,000	$23,014,000

Basic:
Weighted average common shares outstanding	21,157,000	20,784,000

Net Income per share	$1.23	$1.11

Diluted:
Weighted average common shares outstanding	21,157,000	20,784,000
Treasury stock impact of stock options	249,000	231,000

Total common and common equivalent shares	21,406,000	21,015,000

Net Income per share	$1.22	$1.10

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

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

Note F — Other Intangible Assets

Other intangible assets consist of the following at December 31, 2014:

Item	Life	Cost	Nine Months Ended December 31, 2014 Amortization Expense	Accumulated Amortization at December 31, 2014	Cost, Net of Accumulated Amortization at December 31, 2014
Covenants Not to Compete	5 Years	$775,000	$15,000	$757,000	$18,000
Customer Relationships	18-20 Years	7,922,000	317,000	3,192,000	4,730,000
TPA Licenses	15 Years	204,000	10,000	101,000	103,000

Total		$8,901,000	$342,000	$4,050,000	$4,851,000

Note G — Line of Credit

In September 2014, the Company renewed a line of credit agreement. The line is with a financial institution to provide a revolving credit facility with borrowing capacity of up to $10 million. Borrowings under this agreement, as amended, bear interest, at the Company’s option, at a fixed LIBOR-based rate plus 1.50% or at a fluctuating rate determined by the financial institution to be 1.50% above the daily one-month LIBOR rate. The loan covenants require the Company to maintain the current assets to liabilities ratio of at least 1.25:1, debt to tangible net worth not greater than 1.25:1 and have positive net income. There were no outstanding revolving loans at any time during fiscal 2014 or the nine months ended December 31, 2014, or as of the date hereof, but letters of credit in the aggregate amount of $4.5 million have been issued separate from the line of credit and therefore do not reduce the amount of borrowings available under the revolving credit facility. The renewed credit agreement expires in September 2015.

Note H — Contingencies and Legal Proceedings

The Company is involved in litigation arising in the normal course of business. Management believes that resolution of these matters will not result in any payment that, individually or in the aggregate, would be material to the financial position or results of the operations of the Company.

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report may include certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including (without limitation) statements with respect to anticipated future operating and financial performance, growth and acquisition opportunities and other similar forecasts and statements of expectation. Words such as “expects,” “anticipates,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “potential,” “continue,” “strive,” “ongoing,” “may,” “will,” “would,” “could” and “should,” and variations of these words and similar expressions, are intended to identify these forward-looking statements. Forward-looking statements made by the Company and its management are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance.

The Company disclaims any obligations to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise, except as required by law. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of these factors include (without limitation) general industry and economic conditions, including a decreasing number of national claims due to decreasing number of injured workers; cost of capital and capital requirements; existing and possible litigation and legal liability in the course of operations and the Company’s ability to resolve such litigation; competition from other managed care companies; the ability to expand certain areas of the Company’s business; shifts in customer demands; the ability of the Company to produce market-competitive software; changes in operating expenses including employee wages, benefits and medical inflation; governmental and public policy changes, including but not limited to legislative and administrative law and rule implementation or change; and dependence on key personnel.

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

Summary of Quarterly Results

The Company generated revenues of $122.4 million for the quarter ended December 31, 2014, an increase of $1.3 million, or 1.0%, compared to revenues of $121.1 million for the quarter ended December 31, 2013. The increase in revenues was primarily due to an increase in patient management TPA services, offset by a decline in network solutions services revenue due to loss in customers causing a decrease in bill volume, which was slightly offset by an increase in bill volume due to new customers gained.

The Company’s cost of revenues increased by $4.8 million, from $93.4 million in the December 31, 2013 quarter to $98.2 million in the December 31, 2014 quarter, an increase of 5.2%. The Company’s increase in cost of revenues was primarily due to the increase in revenue for the quarter. The cost of revenues increased at a higher rate than revenue due to an increase in lower margin patient management TPA services.

The Company’s general and administrative expense increased by $0.6 million, from $13.2 million in the December 31, 2013 quarter to $13.8 million in the December 31, 2014 quarter, an increase of 4.8%. This increase was primarily due to an increase in information technology (IT) costs.

The Company’s income tax expense decreased by $2.3 million, or 39.5%, from $5.7 million, in the December 31, 2013 quarter to $3.5 million in the December 31, 2014 quarter. The effective income tax rate decreased from 39.5% for the quarter ended December 31, 2013 and 33.6% for the quarter ended December 31, 2014. The decrease in income tax expense was primarily due to the decrease in income before income taxes from $14.5 million to $10.3 million.

Weighted diluted shares decreased from 21.3 million shares in the December 31, 2013 quarter to 20.8 million shares in the December 31, 2014 quarter, a decrease of 470,000 shares, or 2.2%. This decrease was due primarily to the repurchase of 651,727 shares of common stock in the twelve months ended December 31, 2014.

Diluted earnings per share decreased from $0.41 in the December 31, 2013 quarter to $0.33 in the December 31, 2014 quarter, a decrease of $0.08 per share, or 19.5%. The decrease in diluted earnings per share was due to the decrease in income before income taxes, offset by a reduction in the number of shares outstanding due to shares repurchased under our stock repurchase program. The decrease in income before income taxes was primarily due to an increase in cost of revenues that exceeded the increase in revenues due to an increase in lower margin patient management TPA services.

Results of Operations for the three months ended December 31, 2013 and 2014

The Company derives its revenues from providing patient management and network solutions services to payers of workers’ compensation benefits, auto insurance claims and health insurance benefits. Patient management services include claims management and all services sold to claims management customers, case management, 24/7 nurse triage, utilization management, vocational rehabilitation and life care planning. Network solutions services include medical bill review, PPO management, facility claim review, provider reimbursement, professional review, pharmacy services, directed care services, Medicare solutions and clearinghouse services. The percentage of total revenues attributable to patient management and network solutions services for the quarters ended December 31, 2013 and December 31, 2014 are as follows:

Percentage of Revenues
	December 31, 2013	December 31, 2014
Patient management services	51.5%	56.1%
Network solutions services	48.5%	43.9%

The following table sets forth, for the periods indicated, the dollar amounts, dollar and percent changes, share changes, and the percentage of revenues represented by certain items reflected in the Company’s consolidated income statements for the three months ended December 31, 2013 and December 31, 2014. The Company’s past operating results are not necessarily indicative of future operating results.

	Three Months Ended December 31, 2013	Three Months Ended December 31, 2014	Change	Percentage Change
Revenue	$121,098,000	$122,352,000	$1,254,000	1.0%
Cost of revenues	93,392,000	98,224,000	4,832,000	5.2%

Gross profit	27,706,000	24,128,000	(3,578,000)	(12.9%)

Gross profit as percentage of revenue	22.9%	19.7%

General and administrative	13,204,000	13,834,000	630,000	4.8%
General and administrative as percentage of revenue	10.9%	11.3%

Income before income tax provision	14,502,000	10,294,000	(4,208,000)	(29.0%)

Income before income tax provision as percentage of revenue	12.0%	8.4%

Income tax provision	5,727,000	3,462,000	(2,265,000)	(39.5%)

Net income	$8,775,000	$6,832,000	$(1,943,000)	(22.1%)

Weighted Shares
Basic	20,936,000	20,599,000	(337,000)	(1.6%)
Diluted	21,256,000	20,786,000	(470,000)	(2.2%)

Earnings Per Share
Basic	$0.42	$0.33	($0.09)	(21.4%)
Diluted	$0.41	$0.33	($0.08)	(19.5%)

Revenues

Change in revenue from the quarter ended December 31, 2013 to the quarter ended December 31, 2014

Revenues increased from $121.1 million for the three months ended December 31, 2013 to $122.4 million for the three months ended December 31, 2014, an increase of $1.3 million, or 1.0%. The increase in revenues was primarily due to an increase in patient management services that includes all services sold to TPA customers, which increased by 9.9% from $62.4 million to $68.6 million. The increase in patient management services was primarily due to an increase in the volume of services provided to new TPA customers. The increase in patient management services was offset by a decrease in network solutions services, which decreased from $58.7 million for the three months ended December 31, 2013 to $53.7 million for the three months ended December 31, 2014 due to decreases in bill review volume to wholesale customers.

Cost of Revenues

The Company’s cost of revenues consist of direct expenses, costs directly attributable to the generation of revenue, and field indirect costs which are incurred in the field offices of the Company. Direct costs are primarily case manager salaries, bill review analysts, related payroll taxes and fringe benefits, prescription drug costs, and costs for independent medical examination (IME) and diagnostic imaging providers. Most of the Company’s revenues are generated in offices which provide both patient management services and network solutions services. The largest of the field indirect costs are manager salaries and bonuses, account executive base pay and commissions, administrative and clerical support, field systems personnel, PPO network developers, related payroll taxes and fringe benefits, office rent, and telephone expenses. Approximately 35% of the costs incurred in the field are costs which support both the patient management services and network solutions operations of the Company’s field offices, such as district managers, branch clerical, account executives, related payroll taxes and fringe benefits, rent, and telephone.

Change in cost of revenues from the quarter ended December 31, 2013 to the quarter ended December 31, 2014

The Company’s cost of revenues increased from $93.4 million in the three months ended December 31, 2013 to $98.2 million in the three months ended December 31, 2014, an increase of $4.8 million or 5.2%. The Company’s increase in cost of revenues was partially due to the increase in revenue for the quarter. The cost of revenues increased at a higher rate than revenue due to an increase in lower margin patient management TPA services and a decrease in higher margin bill review services. The increase in cost was due to an increase in direct field operation expenses, primarily due to salaries increasing $3.0 million through increases in headcount and salaries.

General and Administrative Expense

For the quarter ended December 31, 2014, general and administrative expense consisted of approximately 62% of corporate systems costs which include corporate systems support, implementation and training, amortization of software development costs, depreciation of the hardware costs in the Company’s national systems, the Company’s national wide area network and other systems related costs. The remaining 38% of the general and administrative expense consisted of national marketing, national sales support, corporate legal, corporate insurance, human resources, accounting, product management, new business development and other general corporate matters.

Change in general and administrative expense from the quarter ended December 31, 2013 to the quarter ended December 31, 2014

General and administrative expense increased from $13.2 million in the quarter ended December 31, 2013 to $13.8 million in the quarter ended December 31, 2014, an increase of $0.6 million, or 4.8%. This increase was primarily due to continuing investment in the Company’s proprietary software related to information technology (IT) costs.

Income Tax Provision

Change in income tax expense from the quarter ended December 31, 2013 to the quarter ended December 31, 2014

The Company’s income tax expense decreased by $2.3 million, or 39.5%, from $5.7 million for the quarter ended December 31, 2013 to $3.5 million for the quarter ended December 31, 2014 due to the decrease in income before income taxes from $14.5 million to $10.3 million during the same periods. The income tax expense as a percentage of income before income taxes, also known as the effective tax rate, was 39.5% for the quarter ended December 31, 2013 and 33.6% for the quarter ended December 31, 2014. The rate decreased during the December 31, 2014 quarter due to changes in the tax law as well as the Company analyzing its state tax filings. The Company expects the rate to normalize in the next fiscal year. The income tax provision rates were based upon management’s review of the Company’s estimated annual income tax rate, including state taxes. This effective tax rate differed from the statutory federal tax rate of 35.0% primarily due to state income taxes and certain non-deductible expenses offset by tax credits.

Results of Operations for the nine months ended December 31, 2013 and the nine months ended December 31, 2014

The following table sets forth, for the periods indicated, the dollar amounts, dollar and percent changes, share changes, and the percentage of revenues represented by certain items reflected in the Company’s consolidated income statements for the nine months ended December 31, 2013 and December 31, 2014. The Company’s past operating results are not necessarily indicative of future operating results.

	Nine Months Ended December 31, 2013	Nine Months Ended December 31, 2014	Change	Percentage Change
Revenue	$358,570,000	$370,430,000	$11,860,000	3.3%
Cost of revenues	276,626,000	293,135,000	16,509,000	6.0%

Gross profit	81,944,000	77,295,000	(4,649,000)	(5.7%)

Gross profit as percentage of revenue	22.9%	20.9%

General and administrative	38,270,000	40,789,000	2,519,000	6.6%
General and administrative as percentage of revenue	10.7%	11.0%

Income before income tax provision	43,674,000	36,506,000	(7,168,000)	(16.4%)

Income before income tax provision as percentage of revenue	12.2%	9.9%

Income tax provision	17,615,000	13,492,000	(4,123,000)	(23.4%)

Net income	$26,059,000	$23,014,000	$(3,045,000)	(11.7%)

Weighted Shares
Basic	21,157,000	20,784,000	(373,000)	(1.8%)
Diluted	21,406,000	21,015,000	(391,000)	(1.8%)

Earnings Per Share
Basic	$1.23	$1.11	($0.12)	(9.8%)
Diluted	$1.22	$1.10	($0.12)	(9.8%)

Revenues

Change in revenue from the nine months ended December 31, 2013 to the nine months ended December 31, 2014

Revenues increased from $358.6 million for the nine months ended December 31, 2013 to $370.4 million for the nine months ended December 31, 2014, an increase of $11.9 million, or 3.3%. The Company’s patient management revenues increased $16.3 million, or 8.8%, from $184.8 million in the nine months ended December 31, 2013 to $201.1 million in the nine months ended December 31, 2014. The increase in patient management services was primarily due to an increase in the volume of services provided to new and existing TPA customers. The Company’s network solutions revenues decreased from $173.8 million in the nine months ended December 31, 2013 to $169.3 million in the nine months ended December 31, 2014, a decrease of $4.5 million, or 2.6%. The decrease in network solutions revenue was primarily due to a decrease in bill review volume to wholesale customers.

Cost of Revenues

Change in cost of revenue from the nine months ended December 31, 2013 to the nine months ended December 31, 2014

The Company’s cost of revenues increased from $276.6 million in the nine months ended December 31, 2013 to $293.1 million in the nine months ended December 31, 2014, an increase of $16.5 million, or 6.0%. This increase was partially due to the increase in the volume of patient management services which generated the 8.8% revenue increase for the same periods. The cost of revenues increased at a higher rate than revenue due to an increase in lower margin patient management TPA services and a decrease in higher margin bill review services. Direct salaries increased from $70 million for the nine months ended December 31, 2013 to $77 million for the nine months ended December 31, 2014 due to an increase in headcount in the areas of the business where revenue increased and annual raises.

General and Administrative Expense

Change in general and administrative expense from the nine months ended December 31, 2013 to the nine months ended December 31, 2014

General and administrative expense increased from $38.3 million in the nine months ended December 31, 2013 to $40.8 million in the nine months ended December 31, 2014, an increase of $2.5 million, or 6.6%. This increase was primarily due to continuing investment in the Company’s proprietary software related to information technology (IT) costs.

Income Tax Provision

Change in income tax expense from the nine months ended December 31, 2013 to the nine months ended December 31, 2014

The Company’s income tax expense decreased from $17.6 million in the nine months ended December 31, 2013 to $13.5 million in the nine months ended December 31, 2014, a decrease of $4.1 million, or 23.4%, due to the decrease in income before income taxes from $43.7 million to $36.5 million. The income tax expense as a percentage of income before income taxes, also known as the effective tax rate, was 40.3% for the nine months ended December 31, 2013 and 37.0% for the nine months ended December 31, 2014. The rate decreased during the nine months ended December 31, 2014 due to changes in the tax law as well as the Company analyzing its state tax filings. The Company expects the rate to normalize in the next fiscal year. The income tax provision rates were based upon management’s review of the Company’s estimated annual income tax rate, including state taxes. This effective tax rate differed from the statutory federal tax rate of 35.0% primarily due to state income taxes and certain non-deductible expenses offset by tax credits.

Liquidity and Capital Resources

The Company has historically funded its operations and capital expenditures primarily from cash flow from operations, and to a lesser extent, proceeds from stock option exercises. Working capital increased $1.4 million, from $49.1 million as of March 31, 2014 to $50.5 million as of December 31, 2014, primarily due to a decrease in accounts and taxes payables. Cash decreased from $34.9 million as of March 31, 2014 to $31.0 million as of December 31, 2014, a decrease of $3.9 million, primarily due to a decrease in net income and repurchase shares of the Company’s stock.

The Company believes that cash from operations and funds from exercises of stock options granted to employees are adequate to fund existing obligations, repurchase shares of the Company’s common stock under its current share repurchase program, introduce new services, and continue to develop healthcare related services for at least the next twelve months. The Company regularly evaluates cash requirements for current operations and commitments, and for capital acquisitions and other strategic transactions. The Company may elect to raise additional funds for these purposes, through debt or equity financings or otherwise, as appropriate. Additional equity or debt financing may not be available when needed, on terms favorable to the Company or at all.

As of December 31, 2014, the Company had $31.0 million in cash and cash equivalents, invested primarily in short-term, interest-bearing, highly liquid investment-grade securities with maturities of 90 days or less in federally regulated banks.

In September 2014, the Company renewed a line of credit agreement. The line is with a financial institution to provide a revolving credit facility with borrowing capacity of up to $10 million. Borrowings under this agreement, as amended, bear interest, at the Company’s option, at a fixed LIBOR-based rate plus 1.50% or at a fluctuating rate determined by the financial institution to be 1.50% above the daily one-month LIBOR rate. The loan covenants require the Company to maintain the current assets to liabilities ratio of at least 1.25:1, debt to tangible net worth not greater than 1.25:1 and have positive net income. There were no outstanding revolving loans at any time during fiscal 2014 or the nine months ended December 31, 2014, or as of the date hereof, but letters of credit in the aggregate amount of $4.5 million have been issued separate from the line of credit and therefore do not reduce the amount of borrowings available under the revolving credit facility. The renewed credit agreement expires in September 2015.

The Company has historically required substantial capital to fund the growth of its operations, particularly working capital to fund the growth in accounts receivable and capital expenditures. The Company believes, however, that the cash balance at December 31, 2014 along with anticipated internally generated funds, will be sufficient to meet the Company’s expected cash requirements for at least the next twelve months.

Operating Cash Flows

Nine months ended December 31, 2013 compared to nine months ended December 31, 2014

Net cash provided by operating activities decreased from $45.6 million in the nine months ended December 31, 2013 to $33.1 million in the nine months ended December 31, 2014, a decrease of $12.5 million. The decrease in cash flow from operating activities was due to a decrease in net income and a decrease in accounts and taxes payables and accrued liabilities.

Investing Activities

Nine months ended December 31, 2013 compared to nine months ended December 31, 2014

Net cash flow used in investing activities increased from $12.7 million in the nine months ended December 31, 2013 to $16.2 million in the nine months ended December 31, 2014, an increase of $3.5 million. The increase in net cash used in investing activities was primarily due to costs related to building a new data center and an investment in a private equity fund.

Financing Activities

Nine months ended December 31, 2013 compared to nine months ended December 31, 2014

Net cash flow used in financing activities increased from $20.0 million for the nine months ended December 31, 2013 to $20.7 million for the nine months ended December 31, 2014, an increase of $0.7 million. The increase is primarily due to fewer options exercised offset by shares repurchased.

Contractual Obligations

The following table summarizes the Company’s contractual obligations outstanding as of December 31, 2014:

	Payments Due by Period
	Total	Within One Year	Between One and Three Years	Between Three and Five Years	More than Five Years
Operating leases	$51,775,000	$15,257,000	$23,216,000	$8,129,000	$5,173,000
Uncertain tax positions *	$2,644,000	$2,644,000	—	—	—
Software Licenses	$1,171,000	$1,171,000	—	—	—
Investment in private equity	$600,000	$600,000	—	—	—

Total	$56,190,000	$19,672,000	$23,216,000	$8,129,000	$5,173,000

*	See Note A to the Notes to Consolidated Financial Statements

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

The Company must make significant judgments and estimates in determining contractual and bad debt allowances in any accounting period. One significant uncertainty inherent in the Company’s analysis is whether its past experience will be indicative of future periods. Although the Company considers future projections when estimating contractual and bad debt allowances, the Company ultimately makes its decisions based on the best information available to it at that time. Adverse changes in general economic conditions or trends in reimbursement amounts for the Company’s services could affect the Company’s contractual and bad debt allowance estimates, collection of accounts receivable, cash flows, and results of operations. No one customer accounted for 10% or more of accounts receivable at March 31, 2014 or December 31, 2014.

Goodwill and Long-Lived Assets: Goodwill arising from business combinations represents the excess of the purchase price over the estimated fair value of the net assets of the acquired business. Pursuant to ASC 350-10 through ASC 350-30, “Goodwill and Other Intangible Assets,” goodwill is tested annually for impairment or more frequently if circumstances indicate the potential for impairment. Also, management tests for impairment of its amortizable intangible assets and long-lived assets annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company’s impairment is conducted at a regional level. The measurement of fair value is based on an evaluation of market capitalization and is further tested using a multiple of earnings approach. In projecting the Company’s cash flows, management considers industry growth rates and trends and cost structure changes. Based on management’s evaluations, no indicators of impairment of its goodwill, intangible assets or other long-lived assets existed at December 31, 2014. However, future events or changes in current circumstances could affect the recoverability of the carrying value of goodwill and long-lived assets. Should an asset be deemed impaired, an impairment loss would be recognized to the extent the carrying value of the asset exceeded its estimated fair market value.

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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2014, the Company held no market risk sensitive instruments for trading purposes, and the Company did not employ any derivative financial instruments, other financial instruments, or derivative commodity instruments to hedge any market risk. The Company had no debt outstanding as of December 31, 2014, and therefore, had no market risk related to debt.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2014, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2014, Richard J. Schweppe replaced Scott R. McCloud as the Company’s Chief Financial Officer, and a Form 8-K was filed. Certain control responsibilities have been reassigned to certain key personnel within the Company. Management has reviewed and will continue to monitor our internal controls to make sure there is no adverse impact. There have been no other changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the nine months ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings

The Company is involved in litigation arising in the normal course of business. Management believes that resolution of these matters will not result in any payment that, individually or in the aggregate, would be material to the financial position or results of the operations of the Company.

Item 1A - Risk Factors.

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

We rely largely on our own security systems, confidentiality procedures and employee nondisclosure agreements to maintain the privacy and security of our and our customers’ proprietary information. Accidental or willful security breaches or other unauthorized access by third parties to our information systems, the existence of computer viruses in our data or software and misappropriation of our proprietary information could expose us to a risk of information loss, litigation and other possible liabilities which may have a material adverse effect on our business, financial condition and results of operations. If security measures are breached due to third-party action, employee error, malfeasance or otherwise, or if design flaws in our software are exposed and exploited, and, as a result, a third party obtains unauthorized access to any customer data, our relationships with our customers and our reputation will be damaged, our business may suffer and we could incur significant liability. We may be unable to anticipate these techniques or to implement adequate preventative measures because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target.

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

Our operations are directly affected in the short-term by the weather conditions in certain regions of our operation. Therefore our business is sensitive to the weather conditions of these regions. Unusually inclement weather, including significant rain, snow, sleet, freezing rain or ice can temporarily affect our operations if clients are forced to close operational centers. Accordingly, our operating results may vary from quarter to quarter, depending on the impact of these weather conditions.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the period covered by this report. The following table shows the repurchases of the Company’s common stock made by or on behalf of the Company in open-market transactions for the quarter ended December 31, 2014 pursuant to a publicly announced plan.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that may yet be Purchased Under the Program
October 1 to October 31, 2014	103,479	$33.31	103,479	1,439,095
November 1 to November 30, 2014	81,053	34.52	81,053	1,358,042
December 1 to December 31, 2014	89,951	36.05	89,951	1,268,091

Total	274,483	$34.57	274,483	1,268,091

In 1996, the Company’s Board of Directors authorized a stock repurchase program for up to 900,000 shares of the Company’s common stock. The Company’s Board of Directors has periodically increased the number of shares authorized for repurchase under the repurchase program. The most recent increase occurred in August 2013 and brought the number of shares authorized for repurchase over the life of the program to 34,000,000 shares. There is no expiration date for the repurchase program. As of December 31, 2014, the Company had repurchased 32,731,909 shares of its common stock.

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

10.1*	Stock option agreement dated November 19, 2014, between the Company and Richard J. Schweppe, providing performance vesting.

10.2*	Stock option agreement dated November 19, 2014, between the Company and Diane Blaha, providing performance vesting.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2014 and March 31, 2014; (ii) Consolidated Statements of Income for the three and nine months ended December 31, 2013 and 2014; (iii) Consolidated Statements of Cash Flows for the nine months ended December 31, 2013 and 2014; and (iv) Notes to Consolidated Financial Statements.

*	— Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CORVEL CORPORATION

By:	/s/ V. Gordon Clemons
V. Gordon Clemons, Chairman of the Board, President and Chief Executive Officer

By:	/s/ Richard J. Schweppe
Richard J. Schweppe,
Chief Financial Officer

February 5, 2015