Form 10-K
period 2015-03-31
CORVEL CORP
filed 2015-06-11
CIK 874866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

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

As of September 30, 2014, the aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates of the Registrant was approximately $386,692,000 based on the closing price per share of $34.05 for the Registrant’s common stock as reported on the Nasdaq Global Select Market on such date multiplied by 11,356,597 shares (total outstanding shares of 20,727,355 less 9,370,758 shares held by affiliates) of the Registrant’s common stock which were outstanding on such date. For the purposes of the foregoing calculation only, all of the Registrant’s directors, executive officers and persons known to the Registrant to hold ten percent or greater of the Registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: As of June 5, 2015, there were 20,091,126 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Items 10 through 14 of Part III of this Form 10-K, to the extent not set forth herein, is incorporated herein by reference to portions of the Registrant’s definitive proxy statement for the Registrant’s 2015 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended March 31, 2015. Except with respect to the information specifically incorporated by reference in this Form 10-K, the Registrant’s definitive proxy statement is not deemed to be filed as a part of this Form 10-K.

CORVEL CORPORATION

2015 FORM 10-K ANNUAL REPORT

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

The Company’s services include claims management, bill review, preferred provider networks, utilization management, case management, pharmacy services, directed care and Medicare services. CorVel offers its services as a bundled solution (i.e. claims management), as a standalone service, or as add-on services to existing customers. Customers of the Company that do not purchase a bundled solution generally use another provider, use an in-house solution, or choose not to utilize such a service to manage their workers’ compensation costs. When customers purchase several products from CorVel, the pricing of the products sold is generally the same as if the product were sold on an individual basis. Bundled products are generally delivered in the same accounting period.

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

In addition to the compensation process, cost containment and claims management continue to be significant employer concerns and many look to managed care vendors and third party administrators for cost savings solutions. The Company believes that cost drivers in workers’ compensation include: implementing effective return to work and transitional duty programs, coordinating medical care, medical cost management, recognizing fraud and abuse, and improving communications with injured workers. CorVel provides solutions using a holistic approach to cost containment and by looking at a complete savings solution. Often one of the biggest cost drivers is not recognizing a complex claim at the onset of an injury often resulting in claims being open longer and resulting in a delayed return to work. CorVel uses an integrated claims model that controls claims costs by advocating medical management at the onset of the injury to decrease administrative costs and to shorten the length of the disability.

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

FISCAL 2015 DEVELOPMENTS

Company Stock Repurchase Program

During fiscal 2015, the Company continued to repurchase shares of its common stock under a plan originally approved by the Company’s Board of Directors in 1996. In August 2013, the Company’s Board of Directors increased the number of shares authorized to be repurchased over the life of the plan by 2,000,000 shares to 34,000,000 shares. During fiscal 2015, the Company spent $31.8 million to repurchase 845,014 shares of its common stock. Since commencing this program in the fall of 1996, the Company has repurchased 32,992,488 shares of its common stock through March 31, 2015, at a cost of $360 million. These repurchases were funded primarily from the Company’s operating cash flows.

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

Network Solutions

CorVel offers a complete medical savings solution for all in-network and out-of-network medical bills including PPO management, specialty networks, medical bill repricing, true line item review, expert fee negotiations, professional nurse review, automated adjudication and electronic reimbursement. Each feature focuses on increasing processing efficiencies and maximizing savings opportunities.

Bill Review

Many states have adopted fee schedules, which regulate the maximum allowable fees payable under workers’ compensation, for procedures performed by a variety of health treatment providers. Developed in 1989, CorVel’s proprietary bill review and claims management technology automates the review process to provide customers with a faster turnaround time, more efficient bill review and a higher total savings. CorVel’s artificial intelligence engine includes over sixty million individual rules, which creates a comprehensive review process that is more efficient than traditional manual bill review processes.

Payors are able to review and approve bills online as well as access savings reports through an online portal, CareMC. The process is paperless, through scanning and electronic data interface (“EDI”), while proving to be cost effective and efficient. CorVel’s solutions are fully customizable and can be tailored to meet unique payor requirements.

Bill Review Services include:

•	Coding review and re-bundling

•	Reasonable and customary review

•	Fee schedule analysis

•	Out-of-network bill review

•	Pharmacy review

•	PPO management

•	Repricing

PPO Management

PPOs are groups of hospitals, physicians and other healthcare providers that offer services at pre-negotiated rates to employee groups. The Company believes that PPO networks offer the employer an additional means of managing healthcare costs by reducing the per-unit price of medical services provided to employees. CorVel began offering a proprietary national PPO network in 1992 and today it is comprised of over 750,000 board-certified providers. The Company provides the convenience of a PPO Provider look-up mobile application for use with iPhone, iPad and Android. The application is available to the public and makes it convenient to locate a provider in the CorVel network. Users can search providers based on quality, range of services and location.

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

The Company has a team of national, regional and local personnel supporting the CorVel network. This team of PPO developers are responsible for local recruitment, contract negotiations, credentialing and re-credentialing of providers, and working with customers to develop customer specific provider networks. Each bill review operation has provider relations support staff to address provider grievances and other billing issues.

Providers are selected from criteria based on quality, range of services, price and location. Each provider is thoroughly evaluated and credentialed, then re-credentialed every three years. Through this extensive evaluation process, we are able to provide significant hospital, physician and ancillary medical savings, while maintaining high quality care. Provider network services include a national network for all medical coverages, board-certified physicians, provider credentialing, patient channeling, online PPO look-up, printable directories and driving directions, and Managed Care Organizations (MCO).

CERiSSM

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

Professional Review

CorVel’s services offer a complete audit and validation of facility bill accuracy. This solution also includes review of in-network facility bills. The Company’s experienced nurse auditors have clinical backgrounds in all areas of medicine, medical billing and coding to ensure an accurate, consistent and thorough review. If a bill is identified for professional review, the bill image and its associated medical reports are routed within the system to an experienced medical nurse for review and auditing.

Provider Reimbursement

One of the interfaces of CorVel’s bill review service is the automated issuance of provider reimbursements. CorVel’s provider reimbursement service allows the ability to determine dollars spent and bills reviewed and to assist in setting reserves through charts available online. Through the bill review system, CorVel has the capability to provide check writing or provider reimbursement services for its customers. The provider payment check can be added to the bill analysis to produce one combined document.

Pharmacy Services

CorVel provides patients with a full-feature pharmacy program that offers formulary management, discounted prescriptions, drug interaction monitoring, utilization management and eligibility confirmation. Our pharmacy network of nationally recognized pharmacies provides savings off the retail price of prescriptions associated with a workers’ compensation claim. The Company’s pharmacy services program includes preferred access to a national pharmacy network, streamlined processing for pharmacies at point of sale, first fill and next fill programs, mail order and 90-day retail options, out-of-network management, medication review services and clinical modeling.

Directed Care Services

CorVel offers a national directed care network that provides access to specialty medical services which may be required to support an injured worker’s medical treatment plan. CorVel has contracted with medical imaging, physical therapy, diagnostics and ancillary service networks to offer convenient access, timely appointments and preferred rates for these services. The Company manages the entire coordination of care from appointment scheduling through reimbursement, working to achieve timely recovery and increased savings. The Company has directed care networks for CT and bone scans, diagnostic imaging, physical and occupational therapy, independent medical evaluations, durable medical equipment and transportation and translation.

Medicare Solutions

The Company offers solutions to help manage the requirements mandated by the Centers for Medicare and Medicaid Services (CMS). Services include Medicare Set Asides and Agent Reporting Services to help employers comply with new CMS reporting legislation. As an assigned agent, CorVel can provide services for Responsible Reporting Entities (RRE) such as insurers and employers. As an experienced information-processing provider, CorVel is able to electronically submit files to the CMS in compliance with timelines and reporting requirements.

Clearinghouse Services

CorVel’s proprietary medical review software and claims management technology interfaces with multiple clearinghouses. The Company’s clearinghouse services provide for medical review, conversion of electronic forms to appropriate payment formats, seamless submittal of bills for payments and rules engines used to help ensure jurisdictional compliance.

Patient Management

CorVel offers a unique approach to claims administration and patient management. This integrated service model controls claims by advocating medical management at the onset of the injury to decrease administrative costs and to shorten the length of the disability. This automated solution offers a personalized treatment program for each injured worker, using precise treatment protocols to meet the changing needs of patients on a frequent basis. The Company offers these services on a stand-alone basis or as an integrated component of its medical cost containment services.

Claims Management

CorVel has been a third party administrator (“TPA”) offering claims management services since January 2007. The Company serves customers in the self-insured or commercially-insured markets. Incidents and injuries are reported through a variety of intake methods that include a 24/7 nurse triage call center, website, mobile applications, toll-free call centers and traditional methods of paper and fax reporting. They are immediately processed by CorVel’s proprietary rules engine, which provides alerts and recommendations throughout the life of a claim. This technology instantly assigns an expert claims professional, while simultaneously determining if a claim requires any immediate attention for triage.

Through this service, the Company serves clients in the self-insured or commercially-insured market through alternative loss funding methods, and provides them with a complete range of services, including claims administration, case management, and medical bill review. In addition to the field investigation and evaluation of claims, the Company also may provide initial loss reporting services for claims, loss mitigation services such as medical bill review and vocational rehabilitation, administration of trust funds established to pay claims and risk management information services.

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

In the event that a claim may require an onsite referral, a Field Case Manager (FCM) will be assigned to the claim. Cases can be referred to CorVel based on geographic location and injury type to the most appropriate FCM. Specialized case management services include catastrophic management, life care planning, and vocational rehabilitation services. All FCMs have iPads that provide access to the Company’s proprietary mobile applications that provide instant access to detailed case information and the ability to enter case notes. An additional feature of our iPad applications is the ability to electronically approve and email signed case management forms and documentation.

24/7 Nurse Triage

Injured workers can call at the time of injury or incident and speak with a registered nurse who specializes in occupational injuries. An assessment is immediately made to recommend self-care, or referral for further medical care if needed. CorVel is able to provide quick and accurate care intervention, often preventing a minor injury from becoming an expensive claim. The 24/7 nurse triage services provide channeling to a preferred network of providers, allows employer access to online case information, comprehensive incident gathering, and healthcare advocacy for injured workers.

Utilization Management

Utilization Management programs review proposed care to determine appropriateness, frequency, duration and setting. These programs utilize experienced registered nurses, proprietary medical treatment protocols and systems technology to avoid unnecessary treatments and associated costs. Processes in Utilization Management include: injury review, diagnosis and treatment planning; contacting and negotiating provider treatment requirements; certifying appropriateness of treatment parameters, and responding to provider requests for additional treatment. Utilization management services include: prospective review, retrospective review, concurrent review, professional nurse review, second opinion, peer review, precertifications and independent medical evaluation.

Vocational Rehabilitation

CorVel’s Vocational Rehabilitation program is designed for injured workers needing assistance returning to work or retaining employment. This comprehensive suite of services helps employees who are unable to perform previous work functions and who face the possibility of joining the open labor market to seek re-employment. These services are available unbundled, on an integrated basis as dictated by the requirement of each case and client preference, or by individual statutory requirements. Vocational rehabilitation services include ergonomic assessments, rehabilitation plans, transferable skills analysis, labor market services, job seeking skills, resumé development, job analysis and development, job placement, career counseling and expert testimony.

Life Care Planning

Life Care Planning is used to project long-term future needs, services and related costs associated with a catastrophic injury. CorVel’s Life Care Plans summarize extensive amounts of medical data and compile it into a comprehensive report for future care requirements, aiding improved outcomes and timely resolution of claims. The Life Care Plans also provide working guidelines and points of reference for the family of a disabled person. Some of the features of the Company’s Life Care Planning services include: comprehensive documentation, projecting future care requirements, customized reporting, certified documentation and costs specific to local areas.

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

Auto Claims Management

Injury claims are one of the largest components of auto indemnity costs. Effective management of these claims and their associated costs, combined with an optimal healthcare management program, helps CorVel’s customers reduce claim costs. The Company’s auto claims services include national preferred provider organizations, medical bill review, first and third party bill review, first notice of loss, demand packet reviews and reporting and analytics.

SYSTEMS AND TECHNOLOGY

Infrastructure and Data Center

The Company utilizes a Tier III-rated data center as its primary processing site. Redundancy is provided at many levels in power, cooling, and computing resources, with the goal of ensuring maximum uptime and system availability for the Company’s production systems. The Company has fully embraced server virtualization and consolidation techniques to push the fault-tolerance of systems even further. These technologies bring increased availability, speed-to-production and scalability.

Adoption of Imaging Technologies and Paperless Workflow

Utilizing scanning and automated data capture processes allows the Company to process incoming paper and electronic claims documents, including medical bills, with less manual handling and which has improved the Company’s workflow processes. This has benefited both the Company, in terms of cost-savings, and the Company’s customers, in improved savings results. Through the Company’s internet portal, www.caremc.com, customers can review the bills as soon as they are processed and approve a bill for payment, streamlining the customer’s own workflows and expediting the payment process.

Redundancy Center

The Company’s national data center is located near Portland, Oregon. The Company has migrated its redundancy center from Fort Worth, Texas to Las Vegas, Nevada. The redundancy center is the Company’s backup processing site in the event that the Portland data center suffers catastrophic loss. Currently, the Company’s data is continually replicated to Las Vegas in near-real time, so that in the event the Portland data center is offline, the redundancy center can be activated with current information quickly. The Las Vegas data center also hosts duplicates of the Company’s websites. The Las Vegas systems are maintained and exercised on a continuous basis as they host demonstration and pilot environments that mirror production, with the goal of ensuring their ongoing readiness.

CareMCSM

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

INDUSTRY, CUSTOMERS AND MARKETING

CorVel serves a diverse group of customers that include insurers, third party administrators, self-administered employers, government agencies, municipalities, state funds, and numerous other industries. CorVel is able to provide workers’ compensation services to virtually any size employer and in any state or region of the United States. No single customer of the Company represented more than 10% of revenues in fiscal 2013, 2014, or 2015. Many claims management decisions in workers’ compensation are the responsibility of the local claims office of national or regional insurers. The Company’s national branch office network enables the Company to market and offer its services at both a local and national account level. The Company is placing increasing emphasis on national account marketing. The sales and marketing activities of the Company are conducted primarily by account executives located in key geographic areas.

COMPETITION AND MARKET CONDITIONS

The healthcare cost containment industry is competitive and is subject to economic pressures for cost savings and legislative reforms. CorVel’s primary competitors in the workers’ compensation market include third party administrators, managed care companies, large insurance carriers and numerous independent companies. Many of the Company’s competitors are significantly larger and have greater financial and marketing resources than the Company. Moreover, the Company’s customers may establish the in-house capability of performing services offered by the Company. If the Company is unable to compete effectively, it will be difficult to add and retain customers, and the Company’s business, financial condition and results of operations will be materially and adversely affected.

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

We are required to be licensed or receive regulatory approval in nearly every state and foreign jurisdiction in which we do business. In addition, most jurisdictions require individuals who engage in claim adjusting and certain other insurance service activities to be personally licensed. These licensing laws and regulations vary from jurisdiction to jurisdiction. In most jurisdictions, licensing laws and regulations generally grant broad discretion to supervisory authorities to adopt and amend regulations and to supervise regulated activities.

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

EMPLOYEES

As of March 31, 2015, CorVel had 3,548 employees, including nurses, therapists, counselors and other employees. No employees are represented by any collective bargaining unit. Management believes the Company’s relationship with its employees to be good.

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

Our strategy is to continue internal growth and, as strategic opportunities arise in the workers’ compensation managed care industry, to consider acquisitions of, or relationships with, other companies in related lines of business. As a result, we are subject to certain growth-related risks, including the risk that we will be unable to retain personnel or acquire other resources necessary to service such growth adequately. Expenses arising from our efforts to increase our market penetration may have a negative impact on operating results. In addition, there can be no assurance that any suitable opportunities for strategic acquisitions or relationships will arise or, if they do arise, that the transactions contemplated could be completed. If such a transaction does occur, there can be no assurance that we will be able to integrate effectively any acquired business. In addition, any such transaction would be subject to various risks associated with the acquisition of businesses, including, but not limited to, the following:

•	an acquisition may negatively impact our results of operations because it may require incurring large one-time charges, substantial debt or liabilities; it may require the amortization or write down of amounts related to deferred compensation, goodwill and other intangible assets; or it may cause adverse tax consequences, substantial depreciation or deferred compensation charges;

•	we may encounter difficulties in assimilating and integrating the business, technologies, products, services, personnel or operations of companies that are acquired, particularly if key personnel of the acquired company decide not to work for us;

•	an acquisition may disrupt ongoing business, divert resources, increase expenses and distract management;

•	the acquired businesses, products, services or technologies may not generate sufficient revenue to offset acquisition costs;

•	we may have to issue equity or debt securities to complete an acquisition, which would dilute the position of stockholders and could adversely affect the market price of our common stock; and

•	the acquisitions may involve the entry into a geographic or business market in which we have little or no prior experience.

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

Our sequential revenue growth may not increase and may decline in the future as a result of a variety of factors, many of which are outside of our control. If changes in our sequential revenue fall below the expectations of investors or analysts, the price of our common stock could decline substantially. Fluctuations or declines in sequential revenue growth may be due to a number of factors, including, but not limited to, those listed below and identified throughout this “Risk Factors” section: the decline in manufacturing employment, the decline in workers’ compensation claims, the decline in healthcare expenditures, the considerable price competition in a flat-to-declining workers’ compensation market, litigation, the increase in competition, and the changes and the potential changes in state workers’ compensation and automobile-managed care laws which can reduce demand for our services. These factors create an environment where revenue and margin growth is more difficult to attain and where revenue growth is less certain than historically experienced. Additionally, our technology and preferred provider network face competition from companies that have more resources available to them than we do. Also, some customers may handle their managed care services in-house and may reduce the amount of services which are outsourced to managed care companies such as CorVel. These factors could cause the market price of our common stock to fluctuate substantially. There can be no assurance that our growth rate in the future, if any, will be at or near historical levels.

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

We rely largely on our own security systems, confidentiality procedures and employee nondisclosure agreements to maintain the privacy and security of our Company’s and our customers’ proprietary information. Accidental or willful security breaches or other unauthorized access by third parties to our information systems, the existence of computer viruses in our data or software and misappropriation of our proprietary information could expose us to a risk of information loss, litigation and other possible liabilities which may have a material adverse effect on our business, financial condition and results of operations. If security measures are breached because of third-party action, employee error, malfeasance or otherwise, or if design flaws in our software are exposed and exploited, and, as a result, a third party obtains unauthorized access to any customer data, our relationships with our customers and our reputation will be damaged, our business may suffer and we could incur significant liability. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures.

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

We are dependent, to a substantial extent, upon the continuing efforts and abilities of certain key management personnel. In addition, we face competition for experienced employees with professional expertise in the workers’ compensation managed care area. The loss of key personnel, especially V. Gordon Clemons, Sr., our Chairman, President, and Chief Executive Officer, or the inability to attract qualified employees, could have a material unfavorable effect on our business and results of operations.

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

The Internet has experienced a variety of outages and other delays as a result of damages to portions of its infrastructure, and it could face outages and delays in the future. These outages and delays could reduce the level of Internet usage, as well as the availability of the Internet to us for delivery of our Internet-based services. In addition, our customers who use our Web-based services depend on Internet service providers, online service providers and other website operators for access to our website. All of these providers have experienced significant outages in the past and could experience outages, delays and other difficulties in the future due to system failures unrelated to our systems. Any significant interruptions in our services or increases in response time could result in a loss of potential or existing users, and, if sustained or repeated, could reduce the attractiveness of our services.

We are sensitive to regional weather conditions that may adversely affect our operations.

Our operations are directly affected in the short term by the weather conditions in certain regions of operation. Therefore our business is sensitive to the weather conditions of these regions. Unusually inclement weather, including significant rain, snow, sleet, freezing rain or ice can temporarily affect our operations if clients are forced to close operational centers. Accordingly, our operating results may vary from quarter to quarter, depending on the impact of these weather conditions.

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

The Company’s principal executive office is located in Irvine, California in approximately 13,000 square feet of leased space. The lease expires in January 2020. The Company leases approximately 87 branch offices in 43 states, which range in size from 200 square feet up to 94,000 square feet. The lease terms for the branch offices range from monthly to ten years and expire at various dates through 2023. The Company believes that its facilities are adequate for its current needs and that suitable additional space will be available as required.

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

Market Information

The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol CRVL. The quarterly high and low per share sales prices for the Company’s common stock for fiscal years 2014 and 2015 as reported by NASDAQ are set forth below for the periods indicated. These prices represent prices among dealers, do not include retail markups, markdowns or commissions, and may not represent actual transactions.

	High	Low
Fiscal Year Ended March 31, 2014:
Quarter Ended June 30, 2013:	$30.00	$22.58
Quarter Ended September 30, 2013:	37.29	29.17
Quarter Ended December 31, 2013:	48.61	36.15
Quarter Ended March 31, 2014:	53.35	44.12

Fiscal Year Ended March 31, 2015:
Quarter Ended June 30, 2014:	$52.63	$42.18
Quarter Ended September 30, 2014:	47.21	28.08
Quarter Ended December 31, 2014:	38.34	31.47
Quarter Ended March 31, 2015:	37.93	31.91

Holders. As of June 5, 2015, there were approximately 1,030 holders of record of the Company’s common stock according to the information provided by the Company’s transfer agent.

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

Unregistered Sales of Equity Securities. None.

Issuer Purchases of Equity Securities: The following table summarizes purchases of the Company’s common stock made by or on behalf of the Company for the quarter ended March 31, 2015 pursuant to a publicly announced plan.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that may yet be Purchased Under the Program
January 1 to January 31, 2015	85,846	$34.91	85,846	1,182,245
February 1 to February 28, 2015	80,402	35.39	80,402	1,101,843
March 1 to March 31, 2015	94,331	34.95	94,331	1,007,512

Total	260,579	$35.07	260,579	1,007,512

In 1996, the Company’s Board of Directors authorized a stock repurchase program initially for up to 100,000 shares of the Company’s common stock. The Company’s Board of Directors has periodically increased the number of shares authorized for repurchase under the program. In August 2013, the board authorized an increase in the number of shares to be repurchased over the life of the program to 34,000,000. As of March 31, 2015, the Company has repurchased 32,992,488 shares of its common stock over the life of the program. There is no expiration date for the plan.

STOCK PERFORMANCE GRAPH

The graph depicted below shows a comparison of cumulative total stockholder returns for the Company, the NASDAQ and the NASDAQ Health Services Index over a five year period beginning on March 31, 2010. The data depicted on the graph are as set forth in the chart below the graph. The graph assumes that $100 was invested in the Company’s Common Stock on March 31, 2010, and in each index, and that all dividends were reinvested. No cash dividends have been paid or declared on the Common Stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

	2010	2011	2012	2013	2014	2015
CorVel Corporation	100.00	148.76	111.58	138.43	278.38	192.50
U.S. NASDAQ	100.00	115.98	128.93	136.26	175.11	204.38
U.S. NASDAQ Healthcare Services	100.00	106.93	122.28	157.00	217.88	294.80

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

The selected consolidated financial data of the Company appears in a separate section of this Annual Report on Form 10-K immediately preceding the Management’s Discussion and Analysis of Financial Condition and Results of Operations section and is incorporated herein by this reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations appears in a separate section of this Annual Report on Form 10-K and is incorporated herein by this reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2015, the Company held no market risk sensitive instruments for trading purposes and the Company did not employ any derivative financial instruments, other financial instruments, or derivative commodity instruments to hedge any market risk.

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

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining a system of internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America; providing reasonable assurance that our receipts and expenditures are made in accordance with authorizations of our management and directors; and providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.

Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control — Integrated Framework (“2013 COSO framework”). Based on this assessment, our management concluded that our internal control over financial reporting was effective as of March 31, 2015 to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Our independent registered public accounting firm, Haskell & White LLP, has issued an audit report on the effectiveness of our internal control over financial reporting as of March 31, 2015 as stated in their report that is included in Part II, Item 8 herein.

Changes to Internal Control over Financial Reporting

We completed a transition to the new 2013 COSO framework by performing an assessment of our Internal Control over financial reporting and reviewing compliance with the 17 principles outlined by the 2013 COSO framework. Compliance with the 2013 COSO framework was obtained through enhancing our control documentation, because all of the procedures that were added to our controls documentation were procedures already in place at our Company and have been and continue to be part of our day-to-day operations.

During the quarter ended June 30, 2014, Richard J. Schweppe replaced Scott McCloud as our Chief Financial Officer, and a Form 8-K was filed disclosing this change. Certain control responsibilities have been reassigned to certain key personnel within our Company. Management has reviewed and will continue to monitor our internal controls to make sure there is no adverse impact. There have been no other changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information in the sections titled “Proposal One: Election of Directors,” “Corporate Governance, Board Composition and Board Committees,” “Executive Officers of CorVel,” and “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the Company’s Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders is incorporated herein by reference.

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

The information in the sections titled “Executive Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” and “Compensation of Directors,” appearing in the Company’s Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information in the sections titled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matter” and “Equity Compensation Plan Information” appearing in the Company’s Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13.	Certain Relationships and Related Party Transactions, and Director Independence.

The information in the sections titled “Certain Relationships and Related Person Transactions,” “Proposal One: Election of Directors,” and “Corporate Governance, Board Composition and Board Committees” appearing in the Company’s Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information under the captions “Principal Accountant Fees and Services”, “Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors” and “Ratification of Appointment of Independent Auditors” appearing in the Company’s Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements:

The Company’s financial statements appear in a separate section of this Annual Report on Form 10-K beginning on the pages referenced below:

(2) Financial Statement Schedule:

The Company’s consolidated financial statements, as listed under Item 15(a) (1), appear in a separate section of this Annual Report on Form 10-K. The Company’s financial statement schedule is as follows:

Schedule II — Valuation and Qualifying Accounts

	Balance at Beginning of Year	Additions Charged to Cost and Expenses	Deductions	Balance at End of Year
Allowance for doubtful accounts:
Fiscal Year Ended March 31, 2015:	$1,745,000	$1,730,000	$(1,830,000)	$1,645,000
Fiscal Year Ended March 31, 2014:	2,295,000	1,332,000	(1,882,000)	1,745,000
Fiscal Year Ended March 31, 2013:	2,395,000	2,123,000	(2,223,000)	2,295,000

(3) Exhibits:

EXHIBITS

Exhibit No.	Title	Method of Filing

3.1	Amended and Restated Certificate of Incorporation of the Company	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 10, 2011.

3.2	Amended and Restated Bylaws of the Company	Incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 filed on August 14, 2006.

3.3	Certificate of Designation Increasing the Number of Shares of Series A Junior Participating Preferred Stock	Incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed on November 24, 2008.

4.1	Second Amended and Restated Preferred Shares Rights Agreement, dated as of November 17, 2008, by and between CorVel Corporation and Computershare Trust Company, N.A., including the original Certificate of Designation, the Certificate of Designation Increasing the Number of Shares, the form of Right Certificate (as amended) and the Summary of Rights (as amended) attached thereto as Exhibits A-1, A-2, A-3, B and C, respectively	Incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K filed on November 24, 2008.

10.1*	Nonqualified Stock Option Agreement between V. Gordon Clemons, Sr., the Company and North Star together with all amendments and addendums thereto	Incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 Registration No. 33-40629 initially filed on May 16, 1991.

10.2*	Supplementary Agreement between V. Gordon Clemons, Sr., the Company and North Star	Incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 Registration No. 33-40629 initially filed on May 16, 1991.

10.3*	Amendment to Supplementary Agreement between V. Gordon Clemons, Sr., the Company and North Star	Incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1992 filed on June 29, 1992.

10.4*	Restated Omnibus Incentive Plan (Formerly The Restated 1988 Executive Stock Option Plan)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 10, 2011.

10.5*	Forms of Notice of Grant of Stock Option, Stock Option Agreement and Notice of Exercise Under the Restated Omnibus Incentive Plan (Formerly The Restated 1988 Executive Stock Option)	Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 filed on November 9, 2006, Exhibits 10.7, 10.8 and 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31,

Exhibit No.	Title	Method of Filing

1994 filed on June 29, 1994, Exhibits 99.2, 99.3, 99.4, 99.5, 99.6, 99.7 and 99.8 to the Company’s Registration Statement on Form S-8 (File No. 333-94440) filed on July 10, 1995, and Exhibits 99.3 and 99.5 to the Company’s Registration Statement on Form S-8 (File No. 333-58455) filed on July 2, 1998.

10.6*	Employment Agreement of V. Gordon Clemons, Sr.	Incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 Registration No. 33-40629 initially filed on May 16, 1991.

10.7*	Restated 1991 Employee Stock Purchase Plan, as amended	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on August 12, 2010.

10.8	Fidelity Master Plan for Savings and Investment, and amendments	Incorporated herein by reference to Exhibits 10.16 and 10.16A to the Company’s Registration Statement on Form S-1 Registration No. 33-40629 initially filed on May 16, 1991.

10.9	Second Amended and Restated Preferred Shares Rights Agreement, dated as of November 17, 2008, by and between CorVel Corporation and Computershare Trust Company, N.A., including the original Certificate of Designation, the Certificate of Designation Increasing the Number of Shares, the form of Rights Certificate (as amended) and the Summary of Rights (as amended) attached thereto as Exhibits A-1, A-2, A-3, B and C, respectively	Incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K filed on November 24, 2008.

10.10	Credit Agreement dated May 28, 2009 by and between CorVel Corporation and Wells Fargo Bank, National Association.	Incorporated herein by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed on June 4, 2009.

10.11	Revolving Line of Credit Note dated May 28, 2009 by CorVel Corporation in favor of Wells Fargo Bank, National Association.	Incorporated herein by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed on June 4, 2009.

10.12	Form of Partial Waiver of Automatic Option Grant executed by Directors	Incorporated herein by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 filed on November 8, 2007.

10.13	Partial Waiver of Automatic Option Grant by Jean H. Macino dated February 8, 2008	Incorporated herein by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008 filed on June 16, 2008.

10.14	First Amendment to Credit Agreement dated June 2, 2010 by and between CorVel Corporation and Wells Fargo Bank, National Association.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 7, 2010.

Exhibit No.	Title	Method of Filing

10.15	Revolving Line of Credit Note dated June 2, 2010 by CorVel Corporation in favor of Wells Fargo Bank, National Association.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 7, 2010.

10.16*	Stock Option Agreement dated December 6, 2010 between the company and Diane J. Blaha, providing performance vesting.	Incorporated herein by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014 filed on June 12, 2014.

10.17	Second Amendment to Credit Agreement dated September 1, 2011 by and between CorVel Corporation and Wells Fargo Bank, National Association.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 31, 2011.

10.18	Revolving Line of Credit Note dated September 1, 2011 by CorVel Corporation in favor of Wells Fargo Bank, National Association.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 31, 2011.

10.19*†	Stock option agreement dated November 3, 2011, between the Company and Diane J. Blaha, providing performance vesting.	Refiled herewith.

10.20	Third Amendment to Credit Agreement dated September 1, 2012 by and between CorVel Corporation and Wells Fargo Bank, National Association.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 7, 2012.

10.21	Revolving Line of Credit Note dated September 1, 2012 by CorVel Corporation in favor of Wells Fargo Bank, National Association.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 7, 2012.

10.22*†	Stock option agreement dated March 1, 2013, between the Company and V. Gordon Clemons, Sr., providing performance vesting.	Refiled herewith.

10.23*†	Stock option agreement dated March 1, 2013, between the Company and Scott McCloud, providing performance vesting.	Refiled herewith.

10.24*†	Stock option agreement dated March 1, 2013, between the Company and Donald C. McFarlane, providing performance vesting.	Refiled herewith.

10.25*†	Stock option agreement dated March 1, 2013, between the Company and Diane J. Blaha, providing performance vesting.	Refiled herewith.

10.26	Fourth Amendment to Credit Agreement dated September 1, 2013 by and between CorVel Corporation and Wells Fargo Bank, National Association.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 5, 2013.

10.27	Revolving Line of Credit Note dated September 1, 2013 by CorVel Corporation in favor of Wells Fargo Bank, National Association.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 5, 2013.

Exhibit No.	Title	Method of Filing

10.28*†	Stock option agreement dated November 4, 2013, between the Company and Scott McCloud, providing performance vesting.	Refiled herewith.

10.29*†	Stock option agreement dated November 4, 2013, between the Company and Donald C. McFarlane, providing performance vesting.	Refiled herewith.

10.30*†	Stock option agreement dated November 4, 2013, between the Company and Diane J. Blaha, providing performance vesting.	Refiled herewith.

10.31*†	Stock option agreement dated November 4, 2013, between the Company and Richard J. Schweppe, providing performance vesting.	Refiled herewith.

10.32*†	Stock option agreement dated March 1, 2013, between the Company and Richard J. Schweppe, providing performance vesting.	Refiled herewith

10.33	Fifth Amendment to Credit Agreement dated September 1, 2014 by and between CorVel Corporation and Wells Fargo Bank, National Association.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 5, 2014.

10.34	Revolving Line of Credit Note dated September 1, 2014 by CorVel Corporation in favor of Wells Fargo Bank, National Association.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 5, 2014.

10.35*†	Stock option agreement dated November 19, 2014, between the Company and Richard J. Schweppe, providing performance vesting.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2014 filed on February 5, 2015.

10.36*†	Stock option agreement dated November 19, 2014, between the Company and Diane J. Blaha, providing performance vesting.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2014 filed on February 5, 2015.

21.1	Subsidiaries of the Company	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm, Haskell & White LLP.	Filed herewith.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

Exhibit No.	Title	Method of Filing

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101.0	The following materials from CorVel Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2015 and March 31, 2014; (ii) Consolidated Statements of Income for the fiscal years ended March 31, 2015, 2014 and 2013; (iii) Consolidated Statements of Stockholders’ Equity for the fiscal years ended March 31, 2015, 2014 and 2013; (iv) Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2015, 2014 and 2013; and (v) Notes to Consolidated Financial Statements

*	– Denotes management contract or compensatory plan or arrangement.
†	– Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Securities and Exchange Commission.

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

CORVEL CORPORATION

By:	/S/ V. GORDON CLEMONS, SR.
V. Gordon Clemons, Sr.
Chairman of the Board, President, and Chief Executive Officer

Date: June 11, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ V. GORDON CLEMONS, SR. V. Gordon Clemons, Sr.	Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)	June 11, 2015

/S/ RICHARD J. SCHWEPPE Richard J. Schweppe	Chief Financial Officer (Principal Financial and Accounting Officer)	June 11, 2015

/S/ ALAN R. HOOPS Alan R. Hoops	Director	June 11, 2015

/S/ STEVEN J. HAMERSLAG Steven J. Hamerslag	Director	June 11, 2015

/S/ R. JUDD JESSUP R. Judd Jessup	Director	June 11, 2015

/S/ JEAN H. MACINO Jean H. Macino	Director	June 11, 2015

/S/ JEFFREY J. MICHAEL Jeffrey J. Michael	Director	June 11, 2015

SELECTED CONSOLIDATED FINANCIAL DATA

The following selected financial data for each of the five fiscal years ended March 31, 2015, have been derived from the Company’s audited consolidated financial statements. The following data should be read in conjunction with the Company’s Consolidated Financial Statements, the related notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The following amounts are in thousands, except per share data.

	Fiscal Year Ended March 31,
	2011	2012	2013	2014	2015
Statement of Income Data:
Revenues	$380,668	$412,668	$429,310	$478,816	$492,625
Cost of revenues	284,098	318,826	337,650	370,335	392,656

Gross profit	96,570	93,842	91,660	108,481	99,969
General and administrative	59,167	50,405	47,765	51,974	54,405

Income before income taxes	37,403	43,437	43,895	56,507	45,564
Income tax provision	12,740	16,885	17,165	22,115	16,974

Net income	$24,663	$26,552	$26,730	$34,392	$28,590

Net income per share:
Basic	$1.05	$1.16	$1.20	$1.63	$1.38

Diluted	$1.03	$1.14	$1.19	$1.61	$1.37

Shares used in computing net income per share:
Basic	23,602	22,952	22,256	21,104	20,669
Diluted	24,058	23,254	22,458	21,372	20,890
Return on beginning of year equity	25.8%	26.6%	24.2%	30.9%	22.6%
Return on beginning of year assets	17.6%	16.2%	15.6%	18.9%	13.3%

	2011	2012	2013	2014	2015
Balance Sheet Data as of March 31,
Cash and cash equivalents	$12,269	$6,597	$19,822	$34,866	$25,516
Accounts receivable, net	48,964	49,334	49,105	57,229	57,537
Working capital	27,389	36,485	40,145	49,120	45,140
Total assets	164,225	171,882	182,382	214,481	218,754
Retained earnings	248,494	275,046	301,776	336,168	364,758
Treasury stock	(248,931)	(270,574)	(301,301)	(328,480)	(360,278)
Total stockholders’ equity	99,639	110,382	111,402	126,522	127,923

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

Summary of Fiscal 2015 Annual Results

The Company had record revenues of $493 million for fiscal year ended March 31, 2015, an increase of $14 million, or 2.9%, compared to $479 million for fiscal year ended March 31, 2014. The increase was primarily due to growth in the TPA services offset by a decrease in network solutions services.

During fiscal 2015, the Company’s gross profit decreased to $100.0 million from $108.5 million in fiscal 2014. This decrease was primarily due to a decrease in higher margin network solutions services and an increase in lower margin TPA services.

During fiscal 2015, the Company’s days sales outstanding (“DSO”) remained consistent with fiscal 2014 at 43 days. We expect DSO to remain in the low to mid 40-day range.

During fiscal 2015, the Company’s general and administrative expenses increased to $54.4 million from $52.0 million in fiscal 2014. The increase is primarily due to IT expenses related to bringing a new data center online to increase system capacity.

During fiscal 2015, the Company also continued to repurchase shares of its common stock under a plan originally approved by the Company’s Board of Directors in 1996. In August 2013, the Company’s Board of Directors increased the number of shares authorized to be repurchased over the life of the plan to 34,000,000 shares. During fiscal 2015, the Company spent $31.8 million to repurchase 845,014 shares of its common stock. Since commencing this program in the fall of 1996, the Company has repurchased 32,992,488 shares of its common stock through March 31, 2015, at a cost of $360 million. These repurchases were funded primarily from the Company’s operating cash flows.

Results of Operations

The Company derives its revenues from providing patient management and network solutions services to payors of workers’ compensation benefits, auto insurance claims and health insurance benefits. Patient management services include utilization review, medical case management, vocational rehabilitation, and claims processing. Network solutions revenues include fee schedule auditing, hospital bill auditing, independent medical examinations, diagnostic imaging review services and preferred provider referral services. The percentages of total revenues attributable to patient management and network solutions services for the fiscal years ended March 31, 2013, 2014, and 2015 are listed below.

	2013	2014	2015
Patient management services	51.5%	51.9%	54.5%
Network solutions services	48.5%	48.1%	45.5%

	100.0%	100.0%	100.0%

As noted in the table above, from fiscal 2013 to fiscal 2015, the mix of the Company’s revenues moved 3.0 percentage points from network solutions to patient management. This mix shift is primarily due to the Company’s increased focus in the sale of TPA services which are included with patient management services. The Company expects to have more growth in the sale of TPA services than its other services because we are focusing more of our efforts in this area because there are more opportunities for growth in revenue and gross profits.

The following table shows the consolidated income statements for the past three fiscal years and the dollar changes as well as the percentage changes for each fiscal year in thousands, except for per share information.

	Fiscal 2013	Fiscal 2014	Fiscal 2015	Amount Change from Fiscal 2013 to 2014	Amount Change from Fiscal 2014 to 2015	Percent Change from Fiscal 2013 to 2014	Percent Change from Fiscal 2014 to 2015
Revenues	$429,310	$478,816	$492,625	$49,506	$13,809	11.5%	2.9%
Cost of revenues	337,650	370,335	392,656	32,685	22,321	9.7	6.0

Gross profit	91,660	108,481	99,969	16,821	(8,512)	18.4	(7.8)
General and administrative	47,765	51,974	54,405	4,209	2,431	8.8	4.7

Income before income taxes	43,895	56,507	45,564	12,612	(10,943)	28.7	(19.4)
Income tax provision	17,165	22,115	16,974	4,950	(5,141)	28.8	(23.2)

Net income	$26,730	$34,392	$28,590	$7,662	($5,802)	28.7%	(16.9%)

Net income per share:
Basic	$1.20	$1.63	$1.38	$0.43	$(0.25)	35.8%	(15.3%)
Diluted	$1.19	$1.61	$1.37	$0.42	$(0.24)	35.3%	(14.9%)
Shares used in net income per share:
Basic	22,256	21,104	20,669	(1,152)	(435)	(5.2%)	(2.1%)
Diluted	22,458	21,372	20,890	(1,086)	(482)	(4.8%)	(2.3%)

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

The following table sets forth, for the periods indicated, the percentage of revenues represented by certain items reflected in the Company’s consolidated statements of income. The Company’s past operating results are not necessarily indicative of future operating results. The percentages for the three fiscal years ended March 31, 2013, 2014 and 2015 are as follows:

	2013	2014	2015
Revenues	100.0%	100.0%	100.0%
Cost of revenues	78.6%	77.3%	79.7%

Gross profit	21.4%	22.7%	20.3%
General and administrative	11.1%	10.9%	11.0%

Income before income taxes	10.3%	11.8%	9.3%
Income tax provision	4.1%	4.6%	3.4%

Net Income	6.2%	7.2%	5.9%

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

Change in Revenue

Fiscal 2015 Compared to Fiscal 2014

Revenues increased by 2.9%, to $493 million in fiscal 2015, from $479 million in fiscal 2014, an increase of $14 million. The increase was primarily due to growth in the TPA services within patient management due to an increase in customers. Patient management revenues, which include TPA services, increased by $21 million, or 8.5%, from $248 million in fiscal 2014 to $269 million in fiscal 2015. This increase in revenues from TPA services was due to a 5% increase in the number of customers, an 11% increase in the total number of claims opened during the fiscal year. Network solutions services revenues decreased by $6.0 million, or 2.6%, from $230 million in fiscal 2014 to $224 million in fiscal 2015, due to a 5% decrease in the number of bills processed slightly offset by a 2% increase in the revenue per bill.

Fiscal 2014 Compared to Fiscal 2013

Revenues increased by 11.5%, to $479 million in fiscal 2014, from $429 million in fiscal 2013, an increase of $50 million. The increase was primarily due to growth in the TPA services within patient management due to an increase in customers and pharmacy services. Patient management revenues, which include TPA services, increased by $26 million, or 11.7%, from $222 million in fiscal 2013 to $248 million in fiscal 2014. This increase in revenues from TPA services was due to a 10% increase in the number of customers, a 33% increase in the total number of claims opened during the fiscal year and a 9% decrease in the average revenue per claim. Network solutions services revenues increased by $22 million, or 10.6%, from $208 million in fiscal 2013 to $230 million in fiscal 2014, due to a 5% increase in the number of bills processed and the revenue per bill is comparable to prior year.

Cost of Revenue

The Company’s cost of revenues consist of direct expenses, costs directly attributable to the generation of revenue, and field indirect costs which are incurred in the field to support the operations in the field offices which generate the revenue. Direct costs are primarily case manager salaries, bill review analysts, related payroll taxes and fringe benefits, and costs for Independent Medical Examinations (IME), prescription drugs, and MRI providers. Most of the Company’s revenues are generated in offices which provide both patient management services and network solutions services. The largest of the field indirect costs are manager salaries and bonus, account executive base pay and commissions, administrative and clerical support, field systems personnel, PPO network developers, related payroll taxes, fringe benefits, office rent, and telephone expense. During fiscal 2014 and 2015, approximately 35% of the costs incurred in the field are field indirect costs which support both the patient management services and network solutions operations of the Company’s field operations.

Change in Cost of Revenue

Fiscal 2015 Compared to Fiscal 2014

The Company’s cost of revenues increased from $370 million in fiscal 2014 to $393 million in fiscal 2015, an increase of 6.0%, or $22 million. The increase in cost of revenues is primarily due to the 2.9% increase in revenues noted above. The cost of revenues increased at a higher rate than revenue due to an increase in lower margin patient management TPA services and a decrease in higher margin bill review services. Pharmacy costs increased from $59 million to $61 million due to an increase in revenue in this line of business. Additionally, headcount increased which is reflected in our direct labor costs that increased from $99 million to $107 million due to increased services to TPA customers.

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

General and Administrative Expense

During fiscal years 2013, 2014 and 2015, approximately 60%, 59%, and 61% respectively, of general and administrative costs consisted of corporate systems costs, which include the corporate systems support, implementation and training, rules engine development, national information technology (IT) strategy and planning, depreciation of the hardware costs in the Company’s corporate offices and backup data center, the Company’s national wide area network, and other systems related costs. The Company includes all IT related costs managed by the corporate office in general and administrative whereas the field IT related costs are included in the cost of revenues. The remaining general and administrative costs consist of national marketing, national sales support, corporate legal, corporate insurance, human resources, accounting, product management, new business development, and other general corporate expenses.

Change in General and Administrative Expense

Fiscal 2015 Compared to Fiscal 2014

General and administrative expense increased 4.7% from $52 million in fiscal 2014 to $54.4 million in fiscal 2015. In fiscal 2015, the Company increased IT expenses related to a new data center being brought online to increase system capacity. IT expenses increased from $30.7 million in fiscal 2014 to $33 million in fiscal 2015.

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

Income Tax Provision

Fiscal 2015 Compared to Fiscal 2014

The Company’s income tax expense was $22 million for fiscal year 2014 and $17 million for fiscal year 2015. The income tax expense was calculated based on a 39% tax rate for fiscal year 2014 and 37.3% for fiscal year 2015. The decrease of $5 million was primarily due to a decrease in income before income taxes. Additionally, the rate decreased during fiscal year 2015 due to review of the state tax filings and the Company’s apportionment. The Company expects the rate to normalize in the next fiscal year. The income tax provision rates were based upon management’s review of the Company’s estimated annual income tax rate, including state taxes. This effective tax rate differed from the statutory federal tax rate of 35.0% primarily due to state income taxes and certain non-deductible expenses offset by tax credits.

Fiscal 2014 Compared to Fiscal 2013

The Company’s income tax expense was $17 million for fiscal year 2013 and $22 million for fiscal year 2014. The income tax expense was calculated based on a 39% tax rate that was consistent for both fiscal years and the increase of $5 million was primarily due to an increase in income before income taxes.

Net Income

Fiscal 2015 Compared to Fiscal 2014

The Company’s net income for fiscal years 2014 and 2015 was $34.4 million and $28.6 million, respectively. The Company’s net income in fiscal 2015 decreased due to a decrease in gross profit margin due to an increase in lower margin TPA business.

Fiscal 2014 Compared to Fiscal 2013

The Company’s net income for fiscal years 2013 and 2014 was $26.7 million and $34.4 million, respectively. The Company’s net income in fiscal 2014 increased due to an increase in revenue and gross profit margin. Additionally, the Company experienced a decrease in general and administrative costs as a percentage of revenue.

Earnings per Share

Fiscal 2015 Compared to Fiscal 2014

The Company’s diluted earnings per share for fiscal years 2014 and 2015 were $1.61 and $1.37, respectively. The Company’s earnings per share in fiscal 2015 decreased due to a decrease in net income of $5.8 million.

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

Liquidity and Capital Resources

Introduction

The Company manages its liquidity and financial position in the context of its overall business strategy. The Company continually forecasts and manages its cash, investments, working capital balances and capital structure to meet the short- and long-term obligations of its businesses while seeking to maintain liquidity and financial flexibility. Cash flows generated from operating activities are principally from earnings before non-cash expenses. The risk of decreased operating cash flow from a decline in earnings is partially mitigated by the diversity of the Company’s services, geographies and customers, and the Company’s lack of any interest-bearing debt for the past 24 years.

The Company has historically funded its operations and capital expenditures primarily from cash flow from operations, and to a lesser extent, stock option exercises. The Company’s net accounts receivables have averaged below 43 days of average sales for the past two fiscal years and were at 43 days at March 31, 2015. Property, net of accumulated depreciation, has historically averaged approximately 11% or less of annual revenue. The Company’s historical profit margins and historical ratio of investments in assets used in the business has allowed the Company to generate sufficient cash flow to repurchase $360 million of its common stock during the past eighteen fiscal years, on inception-to-date net earnings of $365 million. The Company repurchases shares during periods of excess liquidity which has occurred in all 24 years the Company has been public. Should the Company have lower income or cash flows, it could reduce or eliminate the share repurchase program until earnings and cash flow improves. Working capital decreased from $49 million to $45 million from March 31, 2014 to March 31, 2015 because of a decrease in cash.

The Company believes that cash from operations and funds from exercises of stock options granted to employees are adequate to fund existing obligations, repurchase shares of the Company’s common stock under its current share repurchase program, introduce new services, and continue to develop healthcare related businesses for at least the next twelve months. The Company regularly evaluates cash requirements for current operations, commitments, and for capital acquisitions and other strategic transactions. The Company may elect to raise additional funds for these purposes, through debt or equity financings or otherwise, as appropriate. Additional equity or debt financing may not be available when needed, on terms favorable to us or at all.

As of March 31, 2015, the Company had $26 million in cash and cash equivalents, invested primarily in short-term, interest-bearing highly liquid investment-grade securities with maturities of 90 days or less.

In September 2014, the Company renewed a line of credit agreement. The line is with a financial institution to provide a revolving credit facility with borrowing capacity of up to $10 million. Borrowings under this agreement, as amended, bear interest, at the Company’s option, at a fixed LIBOR-based rate plus 1.50% or at a fluctuating rate determined by the financial institution to be 1.50% above the daily one-month LIBOR rate. The loan covenants require the Company to maintain the current assets to liabilities ratio of at least 1.25:1, debt to tangible net worth not greater than 1.25:1 and have positive net income. The Company’s management believes it was in compliance with all of its loan covenants as of March 31, 2015. As of March 31, 2015, the Company had borrowed on the line of credit in the amount of $618,000, which was included in accrued liabilities on the balance sheet and was paid off on April 1, 2015. Letters of credit in the aggregate amount of $4.5 million have been issued separate from the line of credit and therefore do not reduce the amount of borrowings available under the revolving credit facility. The credit agreement expires in September 2015.

The Company believes that the cash balance at March 31, 2015 along with anticipated internally generated funds, and the credit facility would be sufficient to meet the Company’s expected cash requirements for at least the next twelve months.

Operating Cash Flows

Fiscal 2015 Compared to Fiscal 2014

Net cash provided by operating activities was $55 million in fiscal 2014 and $44 million in fiscal 2015. While net income decreased by $5.8 million, along with a decrease in accounts and taxes payable due to a decrease in the tax rate, which was partially offset by an increase in accounts receivable.

Fiscal 2014 Compared to Fiscal 2013

Net cash provided by operating activities was $55 million in fiscal 2013 and fiscal 2014. While net income increased by $7.7 million, it was offset by an increase in accounts receivable due to a growth in revenue and a small increase to DSO.

Investing Activities

Fiscal 2015 Compared to Fiscal 2014

Net cash flow used in investing activities increased from $18 million in fiscal 2014 to $24 million in fiscal 2015. The increase in cash flow used in investing activities was due to an increase in property additions in leasehold improvements and an increase in the amount spent on capitalized hardware related to a new data center being built out to increase our system capacity.

Fiscal 2014 Compared to Fiscal 2013

Net cash flow used in investing activities increased from $15 million in fiscal 2013 to $18 million in fiscal 2014. The increase in cash flow used in investing activities was primarily due to an increase in property additions. The property increase is due to an increase in the amount spent on capitalized hardware related to a new data center being built out to increase our system capacity. The Company expects future expenditures for property and equipment to increase if revenues increase.

Financing Activities

Fiscal 2015 Compared to Fiscal 2014

Net cash flow used in financing activities increased from $21.4 million in fiscal 2014 to $29.4 million in fiscal 2015. The increase in cash flow used in financing activities was due to an increase in the purchase of common stock under the Company’s share repurchase program. During fiscal 2015, the Company spent $31.8 million to repurchase 845,014 shares of its common stock (at an average price of $37.63 per share). During fiscal 2014, the Company spent $27.2 million to repurchase 830,460 shares of its common stock (at an average price of $32.73 per share).

If the Company continues to generate cash flow from operating activities, the Company may continue to repurchase shares of its common stock on the open market, if authorized by the Company’s Board of Directors, or seek to identify other businesses to acquire. In August 2013, the Board of Directors increased the number of shares authorized to be repurchased over the life of the stock repurchase program by an additional 2,000,000 shares to 34,000,000 shares. The Company has historically used cash provided by operating activities and from the exercise of stock options to repurchase stock. The Company expects that it may use some of the cash on the balance sheet at March 31, 2015 to repurchase additional shares of its common stock in the future.

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

Contractual Obligations

The following table set forth our contractual obligations at March 31, 2015, which are primarily future minimum lease payments due under non-cancelable operating leases:

		For the Fiscal Years Ended March 31:
	Total	Less than one year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$51,530,000	$15,324,000	$22,460,000	$8,610,000	$5,136,000
Uncertain tax positions	2,129,000	2,129,000	—	—	—
Software license	1,172,000	1,172,000	—	—	—
Investment in private equity	600,000	600,000	—	—	—

Total	$55,431,000	$19,225,000	$22,460,000	$8,610,000	$5,136,000

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

The Company must make significant management judgments and estimates in determining contractual and bad debt allowances in any accounting period. One significant uncertainty inherent in the Company’s analysis is whether its past experience will be indicative of future periods. Although the Company considers future projections when estimating contractual and bad debt allowances, the Company ultimately makes its decisions based on the best information available to it at that time. Adverse changes in general economic conditions or trends in reimbursement amounts for the Company’s services could affect the Company’s contractual and bad debt allowance estimates, collection of accounts receivable, cash flows, and results of operations. No one customer accounted for 10% or more of accounts receivable at March 31, 2014, and 2015.

Goodwill and Long-Lived Assets: Goodwill arising from business combinations represents the excess of the purchase price over the estimated fair value of the net assets of the acquired business. Pursuant to ASC 350-10 through ASC 350-30, “Goodwill and Other Intangible Assets,” goodwill is tested annually for impairment or more frequently if circumstances indicate the potential for impairment. Also, management tests for impairment of its amortizable intangible assets and long-lived assets annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company’s impairment analysis is conducted at a regional level. The measurement of fair value is based on an evaluation of market capitalization and is further tested using a multiple of earnings approach. In projecting the Company’s cash flows, management considers industry growth rates and trends and cost structure changes. Based on the Company’s tests and reviews, no impairment of its goodwill, intangible assets or other long-lived assets existed at March 31, 2015. However, future events or changes in current circumstances could affect the recoverability of the carrying value of goodwill and long-lived assets. Should an asset be deemed impaired, an impairment loss would be recognized to the extent the carrying value of the asset exceeded its estimated fair market value.

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

Management believes it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, together with future reversals of existing taxable temporary differences, will be sufficient to fully recover the deferred tax assets. In the event that the Company determines all or part of the net deferred tax assets are not realizable in the future, the Company will make an adjustment to the valuation allowance that would be charged to earnings in the period such determination is made. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of accounting principles generally accepted in the United States of America and complex tax laws. Resolution of these uncertainties in a manner inconsistent with management’s expectations could have a material impact on the Company’s financial condition and operating results. The significant assumptions and estimates described above are important contributors to our ultimate effective tax rate in each year.

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

Share-Based Compensation: The Company accounts for share-based compensation in accordance with the provisions of ASC Topic 718 “Compensation — Stock Compensation”. Under ASC 718, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). For the fiscal year ended March 31, 2015, the Company recorded share-based compensation expense of $2,209,000. Share-based compensation expense recognized in fiscal 2015 is based on awards ultimately expected to vest; therefore, it has been reduced for estimated forfeitures. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s term, and the Company’s expected annual dividend yield. The Company’s management believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in fiscal 2015. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

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

Recently Issued Accounting Standards

On May 28, 2014, the FASB issued ASU 2014-09 regarding ASC Topic 606, Revenue from Contracts with Customers. The standard provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. In April 2015, the FASB issued an exposure draft proposing a one-year delay of the effective date of this new revenue recognition standard. The guidance will be effective for our fiscal year beginning April 1, 2017. Early adoption is not permitted. We are currently evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of CorVel Corporation

We have audited the accompanying consolidated balance sheets of CorVel Corporation (the “Company”) as of March 31, 2014 and 2015, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years ended March 31, 2013, 2014 and 2015. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule for each of the years ended March 31, 2013, 2014 and 2015. We also have audited the Company’s internal control over financial reporting as of March 31, 2015, based on criteria established in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2014 and 2015, and the consolidated results of its operations and its cash flows for each of the years ended March 31, 2013, 2014 and 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule for each of the years ended March 31, 2013, 2014 and 2015, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2015, based on criteria established in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ HASKELL & WHITE LLP

Irvine, California

June 11, 2015

CORVEL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Years Ended March 31,
	2013	2014	2015
Revenues	$429,310,000	$478,816,000	$492,625,000
Cost of revenues	337,650,000	370,335,000	392,656,000

Gross profit	91,660,000	108,481,000	99,969,000
General and administrative	47,765,000	51,974,000	54,405,000

Income before income taxes	43,895,000	56,507,000	45,564,000
Income tax provision	17,165,000	22,115,000	16,974,000

Net income	$26,730,000	$34,392,000	$28,590,000

Net income per share:

Basic	$1.20	$1.63	$1.38

Diluted	$1.19	$1.61	$1.37

Weighted average shares outstanding:

Basic	22,256,000	21,104,000	20,669,000
Diluted	22,458,000	21,372,000	20,890,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,
	2014	2015
ASSETS
Current Assets
Cash and cash equivalents	$34,866,000	$25,516,000
Customer deposits	16,142,000	17,319,000
Accounts receivable (less allowance for doubtful accounts of $1,745,000 at March 31, 2014 and $1,645,000 at March 31, 2015)	57,229,000	57,537,000
Prepaid expenses and taxes	5,862,000	11,675,000
Deferred income taxes	6,861,000	7,181,000

Total current assets	120,960,000	119,228,000

Property and equipment, net	51,253,000	56,299,000
Goodwill	36,814,000	36,814,000
Other intangible assets, net	5,193,000	4,736,000
Other assets	261,000	1,677,000

Total assets	$214,481,000	$218,754,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts and taxes payable	$18,465,000	$15,770,000
Accrued liabilities	53,375,000	58,318,000

Total current liabilities	71,840,000	74,088,000
Deferred income taxes	16,119,000	16,743,000

Total liabilities	87,959,000	90,831,000

Commitments and contingencies (Notes E, F, H, I, J and L)
Stockholders’ Equity
Common stock, $.0001 par value: 120,000,000 shares authorized at March 31, 2014 and 2015; 53,126,866 shares issued (20,979,392 shares outstanding, net of Treasury shares) and 53,243,157 shares issued (20,250,669 shares outstanding, net of Treasury shares) at March 31, 2014 and March 31, 2015, respectively	3,000	3,000

Paid-in-capital	118,831,000	123,440,000
Treasury Stock, at cost (32,147,474 and 32,992,488 shares at March 31, 2014 and 2015, respectively)	(328,480,000)	(360,278,000)
Retained earnings	336,168,000	364,758,000

Total stockholders’ equity	126,522,000	127,923,000

	$214,481,000	$218,754,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Fiscal Years Ended March 31, 2013, 2014 and 2015

	Common Shares	Stock Amount	Paid-in-Capital	Treasury Shares	Treasury Stock	Retained Earnings	Total Stockholders’ Equity
Balance – March 31, 2012	52,523,748	$3,000	$105,907,000	(29,906,202)	$(270,574,000)	$275,046,000	$110,382,000
Stock issued under employee stock purchase plan	14,056	—	313,000	—	—	—	313,000
Stock issued under stock option plan, net of shares repurchased	299,458	—	3,399,000	—	—	—	3,399,000
Stock-based compensation expense	—	—	997,000	—	—	—	997,000
Income tax benefits from stock option exercises	—	—	308,000	—	—	—	308,000
Purchase of treasury stock	—	—	—	(1,410,812)	(30,727,000)	—	(30,727,000)
Net income	—	—	—	—	—	26,730,000	26,730,000

Balance – March 31, 2013	52,837,262	3,000	110,924,000	(31,317,014)	(301,301,000)	301,776,000	111,402,000

Stock issued under employee stock purchase plan	8,489	—	346,000	—	—	—	346,000
Stock issued under stock option plan, net of shares repurchased	281,115	—	3,386,000	—	—	—	3,386,000
Stock-based compensation expense	—	—	2,140,000	—	—	—	2,140,000
Income tax benefits from stock option exercises	—	—	2,035,000	—	—	—	2,035,000
Purchase of treasury stock	—	—	—	(830,460)	(27,179,000)	—	(27,179,000)
Net income	—	—	—	—	—	34,392,000	34,392,000

Balance – March 31, 2014	53,126,866	3,000	118,831,000	(32,147,474)	(328,480,000)	336,168,000	126,522,000

Stock issued under employee stock purchase plan	12,299	—	400,000	—	—	—	400,000
Stock issued under stock option plan, net of shares repurchased	103,992	—	1,603,000	—	—	—	1,603,000
Stock-based compensation expense	—	—	2,209,000	—	—	—	2,209,000
Income tax benefits from stock option exercises	—	—	397,000	—	—	—	397,000
Purchase of treasury stock	—	—	—	(845,014)	(31,798,000)	—	(31,798,000)
Net income	—	—	—	—	—	28,590,000	28,590,000

Balance – March 31, 2015	53,243,157	$3,000	$123,440,000	(32,992,488)	$(360,278,000)	$364,758,000	$127,923,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended March 31,
	2013	2014	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$26,730,000	$34,392,000	$28,590,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,739,000	16,411,000	17,995,000
Loss on write down or disposal of property or capitalized software	412,000	78,000	285,000
Stock-based compensation expense	997,000	2,140,000	2,209,000
Provision for doubtful accounts	2,123,000	1,332,000	1,730,000
Provision for deferred income taxes	2,276,000	(2,519,000)	304,000
Changes in operating assets and liabilities:
Accounts receivable	(1,894,000)	(9,456,000)	(2,038,000)
Customer deposits	(4,291,000)	(6,035,000)	(1,176,000)
Prepaid expenses and taxes	4,845,000	1,556,000	(5,813,000)
Other assets	(111,000)	159,000	(18,000)
Accounts and taxes payable	814,000	2,535,000	(2,695,000)
Accrued liabilities	7,179,000	14,207,000	4,943,000

Net cash provided by operating activities	54,819,000	54,800,000	44,316,000

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in private equity	—	—	(1,400,000)
Purchases of property and equipment	(14,887,000)	(18,344,000)	(22,868,000)

Net cash used in investing activities	(14,887,000)	(18,344,000)	(24,268,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of employee stock purchase options	313,000	346,000	400,000
Exercise of common stock options	3,399,000	3,386,000	1,603,000
Tax benefits from stock options	308,000	2,035,000	397,000
Purchase of treasury stock	(30,727,000)	(27,179,000)	(31,798,000)

Net cash used in financing activities	(26,707,000)	(21,412,000)	(29,398,000)

Net increase (decrease) in cash and cash equivalents	13,225,000	15,044,000	(9,350,000)
Cash and cash equivalents at beginning of year	6,597,000	19,822,000	34,866,000

CASH AND CASH EQUIVALENTS AT END OF YEAR	$19,822,000	$34,866,000	$25,516,000

Supplemental cash flow information
Income taxes paid	$9,663,000	$20,791,000	$19,528,000
Accrual of software license purchase	$—	$2,343,000	$—
Tenant improvement allowance	$—	$—	$3,100,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended March 31, 2013, 2014 and 2015

Note A — Summary of Significant Accounting Policies

Organization: CorVel Corporation (“CorVel” or “the Company”), incorporated in Delaware in 1987, provides services and programs nationwide that are designed to enable insurance carriers, third party administrators and employers with self-insured programs to administer, manage and control the cost of workers’ compensation and other healthcare benefits. The Company provides case management, claims administration, and medical bill review services to these payors.

The Company evaluated all subsequent events or transactions through the date of this filing. During the period subsequent to March 31, 2015, the Company repurchased 182,113 shares for $6.5 million or an average of $35.89 per share. These shares were repurchased under the Company’s ongoing share repurchase program described in Note G.

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

Cash and Cash Equivalents: Cash and cash equivalents consist of short-term, interest-bearing highly-liquid investment-grade securities with maturities of 90 days or less when purchased. The carrying amounts of the Company’s financial instruments approximate their fair values at March 31, 2014 and 2015 due to the short-term nature of those instruments. Customer deposits represent cash that is expected to be returned or applied towards payment within one year through our provider reimbursement services.

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

The carrying amount of the Company’s financial instruments (i.e. cash, accounts receivable, accounts payable, etc.) are all Level 1 and approximate their fair values at March 31, 2014 and 2015 due to the short-term nature of those instruments. The Company has no Level 2 or Level 3 assets.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended March 31, 2013, 2014 and 2015

Note A — Summary of Significant Accounting Policies (continued)

Investment in Private Equity: During the quarter ended June 30, 2014, the Company’s board of directors approved an investment of $2,000,000 into a private equity limited partnership that invests in start-up companies. The Company invested $1,400,000 into the partnership during the fiscal year ended March 31, 2015 and expects to invest the remaining $600,000 commitment within the next 12 months. The Company accounts for the investment on the cost method. The investment is recorded in other assets on the accompanying consolidated balance sheets. There have been no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment and in accordance with ASC 825-10-50-16 through 50-19 it is not practicable to estimate the fair value of the investment.

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

Accounts Receivable: The majority of the Company’s accounts receivable are due from companies in the property and casualty insurance industries, self-insured employers and governmental entities. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are generally due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Those accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable against the reserve when they become uncollectible. Accounts receivable includes $11,922,000, and $12,357,000 of unbilled receivables at March 31, 2014 and 2015, respectively. Unbilled receivables represent the revenue for the work performed which has not yet been invoiced to the customer. Unbilled receivables are generally invoiced within the following three months.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended March 31, 2013, 2014 and 2015

Note A — Summary of Significant Accounting Policies (continued)

Concentrations of Credit Risk: Substantially all of the Company’s customers are payors of workers’ compensation benefits and property and casualty insurance, which include insurance companies, third party administrators, self-insured employers and government entities. Receivables are generally due within 30 days. Credit losses relating to customers in the workers’ compensation insurance industry consistently have been within management’s expectations. Virtually all of the Company’s cash is invested at financial institutions in amounts which exceed the FDIC insurance levels. No customer accounted for 10% or more of revenue for either fiscal 2013, 2014, or 2015. No customer accounted for 10% or more of accounts receivable at either March 31, 2014 or 2015.

Property and Equipment: Additions to property and equipment are recorded at cost. The Company provides for depreciation on property and equipment using the straight-line method by charges to operations in amounts that allocate the cost of depreciable assets over their estimated lives as follows:

Asset Classification	Estimated Useful Life
Leasehold Improvements	Five years or the life of lease
Furniture and Equipment	Five to seven years
Computer Hardware	Three to five years
Computer Software	Three to five years

The Company accounts for internally developed software costs in accordance with ASC 350-40, “Internal – Use Software”. Capitalized software development costs, intended for internal use, totaled $19,360,000 (net of $53,734,000 in accumulated amortization) and $21,327,000 (net of $61,012,000 in accumulated amortization), as of March 31, 2014 and 2015, respectively. These costs are included in computer software in property and equipment and are amortized over a period of five years.

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

Goodwill and Long-Lived Assets: The Company accounts for its business combinations in accordance with the Financial Accounting Standards Board (“FASB”) ASC 805-10 through ASC 805-50, “Business Combinations” which requires that the purchase method of accounting be applied to all business combinations and addresses the criteria for initial recognition of intangible assets and goodwill. In accordance with FASB ASC 350-10 through ASC 350-30, goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment annually, or more frequently if circumstances indicate the possibility of impairment. If the carrying value of goodwill or an intangible asset exceeds its fair value, an impairment loss shall be recognized. Based on the Company’s tests and reviews, no impairment of its goodwill, intangible assets or other long-lived assets existed at March 31, 2015. However, future events or changes in current circumstances could affect the recoverability of the carrying value of goodwill and long-lived assets. Should an asset be deemed impaired, an impairment loss would be recognized to the extent the carrying value of the asset exceeded its estimated fair value. Goodwill amounted to $36,814,000 (net of accumulated amortization of $2,069,000) at March 31, 2014 and at March 31, 2015.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended March 31, 2013, 2014 and 2015

Note A — Summary of Significant Accounting Policies (continued)

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

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended March 31, 2013, 2014 and 2015

Note A — Summary of Significant Accounting Policies (continued)

The difference between the basic shares and the diluted shares for each of the three fiscal years ended March 31, 2013, 2014, and 2015 is as follows:

	Fiscal 2013	Fiscal 2014	Fiscal 2015
Basic weighted shares	22,256,000	21,104,000	20,669,000
Treasury stock impact of stock options	202,000	268,000	221,000

Diluted weighted shares	22,458,000	21,372,000	20,890,000

Stock Split: During the quarter ended June 30, 2013, the Company’s Board of Directors approved a two-for-one stock split in the form of a 100% stock dividend with a record date of June 12, 2013 and a distribution date of June 26, 2013. All share and per share amounts have been adjusted retroactively in this report to reflect the stock split for all periods shown.

Recently Issued Accounting Standards

On May 28, 2014, the FASB issued ASU 2014-09 regarding ASC Topic 606, Revenue from Contracts with Customers. The standard provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. In April 2015, the FASB issued an exposure draft proposing a one-year delay of the effective date of this new revenue recognition standard. The guidance will be effective for our fiscal year beginning April 1, 2017. Early adoption is not permitted. We are currently evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

Note B — Stock Options and Stock-Based Compensation

Under the Company’s Restated Omnibus Incentive Plan (Formerly The Restated 1988 Executive Stock Option Plan) (“the Plan”) as in effect at March 31, 2015, options for up to 19,365,000 shares of the Company’s common stock may be granted over the life of the Plan to key employees, non-employee directors and consultants at exercise prices not less than the fair market value of the stock at the date of grant. Options granted under the Plan are non-statutory stock options and generally vest 25% one year from date of grant and the remaining 75% vesting ratably each month for the next 36 months. The options granted to employees and the board of directors expire at the end of five years and ten years from date of grant, respectively.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model with the assumptions included in the table below. The Company uses historical data among other factors to estimate the expected volatility, the expected option life, and the expected forfeiture rate. The risk-free rate is based on the interest rate paid on a U.S. Treasury issue with a term similar to the estimated life of the option. During fiscal 2015, based upon the historical experience of option cancellations, the Company has an estimated annualized forfeiture rate of 11.8%. Forfeiture rates will be adjusted over the requisite service period when actual forfeitures differ, or are expected to differ, from the estimate.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended March 31, 2013, 2014 and 2015

Note B — Stock Options and Stock-Based Compensation (continued)

The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for fiscal years ended March 31, 2013, 2014 and 2015:

	Fiscal 2013	Fiscal 2014	Fiscal 2015
Expected volatility	47%	47%	45%
Risk free interest rate	0.6% to 0.8%	0.7% to 1.5%	1.3% to 1.7%
Dividend yield	0.0%	0.0%	0.0%
Weighted average option life	4.5 years	4.4 to 4.5 years	4.4 to 4.5 years

For the fiscal years ended March 31, 2013, 2014 and 2015, the Company recorded share-based compensation expense of $997,000, $2,140,000, and $2,209,000, respectively. The table below shows the amounts recognized in the financial statements for the fiscal years ended March 31, 2013, 2014 and 2015.

	Fiscal 2013	Fiscal 2014	Fiscal 2015
Cost of revenue	$461,000	$672,000	$1,021,000
General and administrative	536,000	1,468,000	1,188,000

Total cost of stock-based compensation included in income before income tax	997,000	2,140,000	2,209,000
Amount of income tax benefit recognized	395,000	835,000	862,000

Amount charged to net income	$602,000	$1,305,000	$1,347,000

Effect on basic earnings per share	$0.03	$0.06	$0.07

Effect on diluted earnings per share	$0.03	$0.06	$0.06

All options granted in the three fiscal years ended March 31, 2013, 2014, and 2015 were granted at fair value and are non-statutory stock options. Summarized information for all stock options for the past three fiscal years follows:

	Fiscal 2013	Fiscal 2014	Fiscal 2015
Options outstanding – beginning of the year	1,502,046	1,100,952	1,115,984
Options granted	246,200	441,550	241,625
Options exercised	(348,090)	(310,729)	(111,758)
Options cancelled/forfeited	(299,204)	(115,789)	(82,672)

Options outstanding – end of year	1,100,952	1,115,984	1,163,179

During the year, weighted average exercise price of:
Options granted	$23.04	$33.06	$37.64
Options exercised	$12.80	$15.31	$17.27
Options forfeited	$21.26	$23.33	$32.31
At the end of the year:
Price range of outstanding options	$7.78-$26.38	$7.78-$45.55	$7.78-$45.55
Weighted average exercise price per share	$18.66	$24.80	$27.65
Options available for future grants	1,285,056	959,295	800,342
Exercisable options	557,924	430,294	559,168

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended March 31, 2013, 2014 and 2015

Note B — Stock Options and Stock-Based Compensation (continued)

The following table summarizes the status of stock options outstanding and exercisable at March 31, 2015:

Range of Exercise Prices	Number of Outstanding Options	Weighted Average Remaining Contractual Life	Outstanding Options – Weighted Average Exercise Price	Exercisable Options – Number of Exercisable Options	Exercisable Options – Weighted Average Exercise Price
$7.78 to $21.87	278,100	2.91	$15.75	251,199	$15.13
$21.88 to $23.10	261,044	3.23	22.94	137,145	22.94
$23.11 to $34.78	346,323	3.29	29.65	143,601	25.96
$34.79 to $45.55	277,712	4.26	41.49	27,223	43.33

Total	1,163,179	3.42	$27.65	559,168	$21.20

A summary of the status for all outstanding options at March 31, 2015, and changes during the fiscal year then ended is presented in the table below:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value as of March 31, 2015
Options outstanding, March 31, 2014	1,115,984	$24.80
Granted	241,625	37.64
Exercised	(111,758)	17.27
Cancelled – forfeited	(44,854)	37.78
Cancelled – expired	(37,818)	26.20

Options outstanding, March 31, 2015	1,163,179	$27.65	3.42	$9,894,029

Options vested and expected to vest	1,046,818	$26.70	3.33	$9,750,025

Ending exercisable	559,168	$21.20	2.78	$7,636,110

The weighted average fair value of options granted during fiscal 2013, 2014, and 2015 was $9.30, $13.96, and $15.00, respectively. The total intrinsic value of options exercised during fiscal years 2013, 2014, and 2015 were $6,776,000, $7,726,000, and $2,455,000 respectively.

Included in the above-noted stock option grants and stock compensation expense are performance-based stock options pursuant to which vesting occurs only upon the Company achieving certain earnings per share targets as determined by the Company’s board of directors. The options were valued in the same manner as the time-vesting options. However, the Company only recognizes stock compensation to the extent that the targets are probable which allow the performance options to vest. During fiscal years ended March 31, 2013, 2014, and 2015, the Company recognized stock compensation expense for performance-based options in the amount of ($82,000), $630,000, and $211,000, respectively.

The Company received $3,399,000, $3,386,000, and $1,603,000 of cash receipts from the exercise of stock options during fiscal 2013, 2014, and 2015, respectively. As of March 31, 2015, $4,820,000 of total unrecognized compensation costs related to stock options is expected to be recognized over a weighted average period of 3 years.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended March 31, 2013, 2014 and 2015

Note C — Property and Equipment

Property and equipment, net consisted of the following at March 31, 2014 and 2015:

	2014	2015
Computer software	$90,887,000	$101,955,000
Office equipment and computers	64,525,000	64,462,000
Leasehold improvements	5,134,000	8,594,000

	160,546,000	175,011,000
Less: accumulated depreciation and amortization	(109,293,000)	(118,712,000)

	$51,253,000	$56,299,000

Depreciation expense totaled $15,941,000 and $17,537,000 for the fiscal years ended March 31, 2014 and 2015, respectively.

Note D — Accounts and Taxes Payable and Accrued Liabilities

Accounts and income taxes payable consisted of the following at March 31, 2014 and 2015:

	2014	2015
Accounts payable	$17,437,000	$13,578,000
Income taxes payable	1,028,000	2,192,000

	$18,465,000	$15,770,000

Accrued liabilities consisted of the following at March 31, 2014 and 2015:

	2014	2015
Payroll, payroll taxes and employee benefits	$18,010,000	$17,774,000
Customer deposits	16,629,000	17,760,000
Accrued professional service fees	6,419,000	5,308,000
Self-insurance accruals	3,190,000	3,305,000
Deferred revenue	5,176,000	7,294,000
Accrued rent	2,493,000	5,608,000
Other	1,458,000	1,269,000

	$53,375,000	$58,318,000

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended March 31, 2013, 2014 and 2015

Note E — Income Taxes

The income tax provision consisted of the following for the three fiscal years ended March 31, 2013, 2014 and 2015:

	2013	2014	2015
Current – Federal	$11,236,000	$21,978,000	$16,534,000
Current – State	3,653,000	2,656,000	136,000

Subtotal	14,889,000	24,634,000	16,670,000

Deferred – Federal	2,310,000	(2,367,000)	312,000
Deferred – State	(34,000)	(152,000)	(8,000)

Subtotal	2,276,000	(2,519,000)	304,000

	$17,165,000	$22,115,000	$16,974,000

The following is a reconciliation of the income tax provision from the statutory federal income tax rate to the effective rate for the three fiscal years ended March 31, 2013, 2014 and 2015:

	2013	2014	2015
Income taxes at federal statutory rate (35%)	$15,363,000	$20,633,000	$15,947,000
State income taxes, net of federal benefit	1,172,000	1,826,000	1,535,000
Uncertain tax positions	26,000	(245,000)	1,346,000
Adjustments to returns as filed	821,000	(293,000)	(1,978,000)
Other	(217,000)	194,000	124,000

	$17,165,000	$22,115,000	$16,974,000

Income taxes paid totaled $9,663,000, $20,791,000, and $19,528,000 for the fiscal years ended March 31, 2013, 2014, and 2015, respectively.

Deferred tax assets and liabilities at March 31, 2014 and 2015 are:

	2014	2015
Deferred income tax assets:
Accrued liabilities not currently deductible	$6,672,000	$7,547,000
Allowance for doubtful accounts	692,000	631,000
Stock-based compensation	717,000	1,044,000
Accrued rent	1,267,000	2,152,000
Other	955,000	830,000

Deferred assets	10,303,000	12,204,000

Deferred income tax liabilities:
Excess of book over tax basis of fixed assets	(14,409,000)	(15,985,000)
Intangible assets	(4,934,000)	(5,217,000)
Other	(218,000)	(564,000)

Deferred liabilities	(19,561,000)	(21,766,000)

Net deferred tax asset/(liability)	$(9,258,000)	$(9,562,000)

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended March 31, 2013, 2014 and 2015

Note E — Income Taxes (continued)

Prepaid expenses and taxes include $1,346,000 and $5,758,000 at March 31, 2014 and 2015, respectively, for income taxes due in the first quarter of the succeeding fiscal year.

A reconciliation of the financial statement recognition and measurement of unrecognized tax positions during the current fiscal year is as follows:

Balance as of March 31, 2014	$700,000
Additions based on tax positions related to the current year	1,499,000
Additions for tax positions of prior years	—
Reductions for tax positions related to the current year Reductions for tax positions of prior years	(60,000 (150,000	) )

Balance as of March 31, 2015	$1,989,000

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. During the years ended March 31, 2013, 2014 and 2015, the Company recognized approximately $80,000, ($173,000) and $57,000 in interest and penalties, respectively. As of March 31, 2013, 2014 and 2015, accrued interest and penalties related to uncertain tax positions were $257,000, $83,000 and $140,000, respectively. The Company believes there will be a material reduction in its unrecognized tax benefits within the next 12 months as a result of amended state filings for which an estimate cannot be made.

The tax fiscal years 2011-2014 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Note F — Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (“ESPP”) which allows employees of the Company and its subsidiaries to purchase shares of common stock on the last day of two six-month purchase periods (i.e. March 31 and September 30) at a purchase price which is 95% of the closing sale price of shares as quoted on NASDAQ on the last day of such purchase period. Employees are allowed to contribute up to 20% of their gross pay. A maximum of 2,850,000 shares has been authorized for issuance under the ESPP, as amended. As of March 31, 2015, 2,439,296 had been issued pursuant to the ESPP. Summarized ESPP information is as follows:

	2013	2014	2015
Employee contributions	$313,000	$346,000	$400,000
Shares acquired	14,056	8,489	12,299
Average purchase price	$22.30	$40.71	$32.52

Note G — Treasury Stock

During each of the fiscal years in the three fiscal year period ended March 31, 2015, the Company continued to repurchase shares of its common stock under a plan originally approved by the Company’s Board of Directors in 1996. Including a 2,000,000 share expansion authorized in August 2013, the total number of shares authorized to be repurchased over the life of the plan is 34,000,000 shares. Purchases may be made from time to time

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended March 31, 2013, 2014 and 2015

Note G — Treasury Stock (continued)

depending on market conditions and other relevant factors. The share repurchases for fiscal years ended March 31, 2013, 2014 and 2015 and cumulatively since inception of the authorization are as follows:

	2013	2014	2015	Cumulative
Shares repurchased	1,410,812	830,460	845,014	32,992,488
Cost	$30,727,000	$27,179,000	$31,798,000	$360,278,000
Average price	$21.78	$32.73	$37.63	$10.92

During the period subsequent to March 31, 2015, the Company repurchased 182,113 shares for $6.5 million or an average of $35.89 per share. The repurchased shares were recorded as treasury stock, at cost, and are available for general corporate purposes. The repurchases were primarily financed from cash generated from operations and from the cash proceeds from the exercise of stock options.

Note H — Commitments

The Company leases office facilities under non-cancelable operating leases. Some of these leases contain escalation clauses. Future minimum rental commitments under operating leases at March 31, 2015 are $15,324,000 in fiscal 2016, $12,906,000 in fiscal 2017, $9,554,000 in fiscal 2018, $5,398,000 in fiscal 2019, $3,212,000 in fiscal 2020, $5,136,000 thereafter, and $51,530,000 in the aggregate. Total rental expense of $13,951,000, $13,890,000, and $15,297,000 was charged to operations for the fiscal years ended March 31, 2013, 2014, and 2015, respectively.

Note I — Contingencies and Legal Proceedings

The Company is involved in litigation arising in the normal course of business. Management believes that resolution of these matters will not result in any payment that, in the aggregate, would be material to the financial position or results of the operations of the Company.

Note J — Retirement Savings Plan

The Company maintains a retirement savings plan for its employees, which is a qualified plan under Section 401(k) of the Internal Revenue Code. Full-time employees that meet certain requirements are eligible to participate in the plan. Employer contributions are made annually, primarily at the discretion of the Company’s Board of Directors. Contributions of $372,000, $338,000 and $443,000 were charged to operations for the fiscal years ended March 31, 2013, 2014, and 2015, respectively.

Note K — Shareholder Rights Plan

During fiscal 1997, the Company’s Board of Directors approved the adoption of a Shareholder Rights Plan. The Shareholder Rights Plan provides for a dividend distribution to CorVel stockholders of one preferred stock purchase right for each outstanding share of CorVel’s common stock under certain circumstances. In April 2002, the Board of Directors of CorVel approved an amendment to the Shareholder Rights Plan to extend the expiration date of the rights to February 10, 2012, set the exercise price of each right at $118, and enable Fidelity Management & Research Company and its affiliates to purchase up to 18% of the shares of common stock of the Company without triggering the stockholder rights, with the limitations under the Shareholder Rights Plan remaining in effect for all other stockholders of the Company. In November 2008, the Company’s Board of Directors approved an amendment to the Shareholder Rights Plan to extend the expiration date of the rights to

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended March 31, 2013, 2014 and 2015

Note K — Shareholder Rights Plan (continued)

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

Note L — Line of Credit

In September 2014, the Company renewed a line of credit agreement. The line is with a financial institution to provide a revolving credit facility with borrowing capacity of up to $10 million. Borrowings under this agreement bear interest, at the Company’s option, at a fixed LIBOR-based rate plus 1.50% or at a fluctuating rate determined by the financial institution to be 1.50% above the daily one-month LIBOR rate. The loan covenants require the Company to maintain the current assets to liabilities ratio of at least 1.25:1, debt to tangible net worth not greater than 1.25:1 and have positive net income. The Company’s management believes it was in compliance with all of its loan covenants as of March 31, 2015. As of March 31, 2015, the Company had borrowed on the line of credit in the amount of $618,000, which was included in accrued liabilities on the balance sheet and was paid off on April 1, 2015. Letters of credit in the aggregate amount of $4.5 million have been issued separate from the line of credit and therefore do not reduce the amount of borrowings available under the revolving credit facility. The renewed credit agreement expires in September 2015.

Note M — Quarterly Results (Unaudited)

The following is a summary of unaudited quarterly results of operations for each of the quarters in the two fiscal years ended March 31, 2014 and 2015:

	Revenues	Gross Profit	Net Income	Net Income per Basic Common Share	Net Income per Diluted Common Share
Fiscal Year Ended March 31, 2014:
First Quarter	$118,113,000	$26,918,000	$8,609,000	$0.40	$0.40
Second Quarter	119,359,000	27,320,000	8,675,000	0.41	0.41
Third Quarter	121,098,000	27,706,000	8,775,000	0.42	0.41
Fourth Quarter	120,246,000	26,537,000	8,333,000	0.40	0.39
Fiscal Year Ended March 31, 2015:
First Quarter	$124,364,000	$27,700,000	$8,299,000	$0.40	$0.39
Second Quarter	123,714,000	25,467,000	7,883,000	0.38	0.37
Third Quarter	122,352,000	24,128,000	6,832,000	0.33	0.33
Fourth Quarter	122,195,000	22,674,000	5,576,000	0.27	0.27

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended March 31, 2013, 2014 and 2015

Note N — Segment Reporting

The Company derives the majority of its revenues from providing patient management and network solutions services to payors of workers’ compensation benefits, automobile insurance claims and health insurance benefits. Patient management services include claims administration, utilization review, medical case management, and vocational rehabilitation. Network solutions revenues include fee schedule auditing, hospital bill auditing, coordination of independent medical examinations, diagnostic imaging review services and preferred provider referral services. The percentages of revenues attributable to patient management and network solutions services for the fiscal years ended March 31, 2013, 2014, and 2015 are listed below.

	2013	2014	2015
Patient management services	51.5%	51.9%	54.5%
Network solutions services	48.5%	48.1%	45.5%

	100.0%	100.0%	100.0%

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

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended March 31, 2013, 2014 and 2015

Note O — Other Intangible Assets (continued)

Other intangible assets consist of the following at March 31, 2015:

Item	Life	Cost	Fiscal 2015 Amortization Expense	Accumulated Amortization at March 31, 2015	Cost, Net of Accumulated Amortization at March 31, 2015
Covenant Not to Compete	5 years	$775,000	$20,000	$762,000	$13,000
Customer Relationships	18-20 years	7,922,000	423,000	3,299,000	4,623,000
TPA Licenses	15 years	204,000	14,000	104,000	100,000

Total		$8,901,000	$457,000	$4,165,000	$4,736,000

Amortization expense for the next five fiscal years is expected to be $449,000 in fiscal 2016, $437,000 in fiscal 2017, $437,000 in fiscal 2018, $437,000 in fiscal 2019, $437,000 in fiscal 2020, and $2,539,000 thereafter.

EXHIBIT INDEX

Exhibit No.	Title — Method of Filing

3.1	Amended and Restated Certificate of Incorporation of the Company — Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 10, 2011.

3.2	Amended and Restated Bylaws of the Company — Incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 filed on August 14, 2006.

10.1*	Nonqualified Stock Option Agreement between V. Gordon Clemons, Sr., the Company and North Star together with all amendments and addendums thereto — Incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 Registration No. 33-40629 initially filed on May 16, 1991.

10.2*	Supplementary Agreement between V. Gordon Clemons, Sr., the Company and North Star — Incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 Registration No. 33-40629 initially filed on May 16, 1991.

10.3*	Amendment to Supplementary Agreement between V. Gordon Clemons, Sr., the Company and North Star — Incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1992 filed on June 29, 1992.

10.4*	Restated Omnibus Incentive Plan (Formerly The Restated 1988 Executive Stock Option Plan) — Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 10, 2011.

10.5*	Forms of Notice of Grant of Stock Option, Stock Option Agreement and Notice of Exercise Under the Restated Omnibus Incentive Plan (Formerly The Restated 1988 Executive Stock Option) — Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 filed on November 9, 2006, Exhibits 10.7, 10.8 and 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994 filed on June 29, 1994, Exhibits 99.2, 99.3, 99.4, 99.5, 99.6, 99.7 and 99.8 to the Company’s Registration Statement on Form S-8 (File No. 333-94440) filed on July 10, 1995, and Exhibits 99.3 and 99.5 to the Company’s Registration Statement on Form S-8 (File No. 333-58455) filed on July 2, 1998.

10.6*	Employment Agreement of V. Gordon Clemons, Sr. — Incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 Registration No. 33-40629 initially filed on May 16, 1991.

10.7*	Restated 1991 Employee Stock Purchase Plan, as amended — Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on August 12, 2010.

10.8	Fidelity Master Plan for Savings and Investment, and amendments — Incorporated herein by reference to Exhibits 10.16 and 10.16A to the Company’s Registration Statement on Form S-1 Registration No. 33-40629 initially filed on May 16, 1991.

10.9	Second Amended and Restated Preferred Shares Rights Agreement, dated as of November 17, 2008, by and between CorVel Corporation and Computershare Trust Company, N.A., including the original Certificate of Designation, the Certificate of Designation Increasing the Number of Shares, the form of Right Certificate (as amended) and the Summary of Rights (as amended) attached thereto as Exhibits A-1, A-2, A-3, B and C, respectively. Incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K filed on November 24, 2008.

EXHIBIT INDEX (continued)

Exhibit No.	Title — Method of Filing

10.10	Credit Agreement dated May 28, 2009 by and between CorVel Corporation and Wells Fargo Bank, National Association. — Incorporated herein by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed on June 4, 2009.

10.11	Revolving Line of Credit Note dated May 28, 2009 by CorVel Corporation in favor of Wells Fargo Bank, National Association. — Incorporated herein by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed on June 4, 2009.

10.12	Form of Partial Waiver of Automatic Option Grant executed by Directors — Incorporated herein by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 filed on November 8, 2007.

10.13	Partial Waiver of Automatic Option Grant by Jean H. Macino dated February 8, 2008 — Incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008 filed on June 16, 2008.

10.14	First Amendment to Credit Agreement dated June 2, 2010 by and between CorVel Corporation and Wells Fargo Bank, National Association. Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 7, 2010.

10.15	Revolving Line of Credit Note dated June 2, 2010 by CorVel Corporation in favor of Wells Fargo Bank, National Association. Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 7, 2010.

10.16*	Stock Option Agreement dated December 6, 2010 between the company and Diane J. Blaha, providing performance vesting. Inocorpated herein by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014 filed on June 12, 2014.

10.17	Second Amendment to Credit Agreement dated September 1, 2011 by and between CorVel Corporation and Wells Fargo Bank, National Association. Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 31, 2011.

10.18	Revolving Line of Credit Note dated September 1, 2011 by CorVel Corporation in favor of Wells Fargo Bank, National Association. Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 31, 2011.

10.19*†	Stock option agreement dated November 3, 2011 between the Company and Diane J. Blaha, providing performance vesting. Refiled herewith.

10.20	Third Amendment to Credit Agreement dated September 1, 2012 by and between CorVel Corporation and Wells Fargo Bank, National Association. Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 7, 2012.

10.21	Revolving Line of Credit Note dated September 1, 2012 by CorVel Corporation in favor of Wells Fargo Bank, National Association. Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 7, 2012.

10.22*†	Stock option agreement dated March 1, 2013 between the Company and V. Gordon Clemons, Sr., providing performance vesting. Refiled herewith.

10.23*†	Stock option agreement dated March 1, 2013 between the Company and Scott McCloud, providing performance vesting. Refiled herewith.

10.24*†	Stock option agreement dated March 1, 2013 between the Company and Donald C. McFarlane, providing performance vesting. Refiled herewith.

EXHIBIT INDEX (continued)

Exhibit No.	Title — Method of Filing

10.25*†	Stock option agreement dated March 1, 2013 between the Company and Diane J. Blaha, providing performance vesting. Refiled herewith.

10.26	Fourth Amendment to Credit Agreement dated September 1, 2013 by and between CorVel Corporation and Wells Fargo Bank, National Association. Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 5, 2013.

10.27	Revolving Line of Credit Note dated September 1, 2013 by CorVel Corporation in favor of Wells Fargo Bank, National Association. Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 5, 2013.

10.28*†	Stock option agreement dated November 4, 2013 between the Company and Scott McCloud, providing performance vesting. Refiled herewith.

10.29*†	Stock option agreement dated November 4, 2013 between the Company and Donald C. McFarlane, providing performance vesting. Refiled herewith.

10.30*†	Stock option agreement dated November 4, 2013 between the Company and Diane J. Blaha, providing performance vesting. Refiled herewith.

10.31*†	Stock option agreement dated November 4, 2013, between the Company and Richard Schweppe, providing performance vesting. Refiled herewith.

10.32*†	Stock option agreement dated March 1, 2013, between the Company and Richard Schweppe, providing performance vesting. Refiled herewith.

10.33	Fifth Amendment to Credit Agreement dated September 1, 2014 by and between CorVel Corporation and Wells Fargo Bank, National Association. Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 5, 2014.

10.34	Revolving Line of Credit Note dated September 1, 2014 by CorVel Corporation in favor of Wells Fargo Bank, National Association. Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 5, 2014.

10.35*†	Stock option agreement dated November 19, 2014, between the Company and Richard Schweppe, providing performance vesting. Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2014 filed on February 5, 2015.

10.36*†	Stock option agreement dated November 19, 2014, between the Company and Diane J. Blaha, providing performance vesting. Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2014 filed on February 5, 2015.

21.1	Subsidiaries of the Company. Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm, Haskell & White LLP. Filed herewith.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. — Filed herewith.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. — Filed herewith.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. — Furnished herewith.

EXHIBIT INDEX (continued)

Exhibit No.	Title — Method of Filing

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. — Furnished herewith.

101.0	The following materials from CorVel Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2015 and March 31, 2014; (ii) Consolidated Statements of Income for the fiscal years ended March 31, 2015, 2014 and 2013; (iii) Consolidated Statements of Stockholders’ Equity for the fiscal years ended March 31, 2015, 2014 and 2013; (iv) Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2015, 2014 and 2013; and (v) Notes to Consolidated Financial Statements.

*	— Denotes management contract or compensatory plan or arrangement.
†	— Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Securities and Exchange Commission.