Form 10-Q
period 2015-06-30
CORVEL CORP
filed 2015-08-06
CIK 874866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value per share, as of July 31, 2015 was 19,928,803.

CORVEL CORPORATION

FORM 10-Q

Part I - Financial Information

Item  1 - Financial Statements

CORVEL CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2015	June 30, 2015 (Unaudited)
Assets
Current Assets
Cash and cash equivalents (Note A)	$25,516,000	$27,102,000
Customer deposits	17,319,000	18,807,000
Accounts receivable, net	57,537,000	56,910,000
Prepaid taxes and expenses	11,675,000	6,683,000
Deferred income taxes	7,181,000	7,390,000

Total current assets	119,228,000	116,892,000

Property and equipment, net	56,299,000	56,187,000
Goodwill	36,814,000	36,814,000
Other intangibles, net (Note F)	4,736,000	4,622,000
Other assets	1,677,000	2,107,000

TOTAL ASSETS	$218,754,000	$216,622,000

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts and taxes payable	$15,770,000	$17,350,000
Accrued liabilities	58,318,000	55,332,000

Total current liabilities	74,088,000	72,682,000

Deferred income taxes	16,743,000	16,743,000

Commitments and contingencies (Notes G and H)

Stockholders’ Equity
Common stock, $.0001 par value: 120,000,000 shares authorized at March 31, 2015 and June 30, 2015; 53,243,157 shares issued (20,250,669 shares outstanding, net of Treasury shares) and 53,277,104 shares issued (20,024,534 shares outstanding, net of Treasury shares) at March 31, 2015 and June 30, 2015, respectively	3,000	3,000

Paid-in capital	123,440,000	124,890,000

Treasury Stock (32,992,488 shares at March 31, 2015 and 33,252,570 shares at June 30, 2015)	(360,278,000)	(369,354,000)

Retained earnings	364,758,000	371,658,000

Total stockholders’ equity	127,923,000	127,197,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$218,754,000	$216,622,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED INCOME STATEMENTS – UNAUDITED

	Three Months Ended June 30,
	2014	2015

REVENUES	$124,364,000	$126,939,000

Cost of revenues	96,664,000	100,756,000

Gross profit	27,700,000	26,183,000

General and administrative expenses	14,205,000	14,962,000

Income before income tax provision	13,495,000	11,221,000

Income tax provision	5,196,000	4,321,000

NET INCOME	$8,299,000	$6,900,000

Net income per common and common equivalent share
Basic	$0.40	$0.34

Diluted	$0.39	$0.34

Weighted average common and common equivalent shares
Basic	20,935,000	20,149,000

Diluted	21,210,000	20,335,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Three Months Ended June 30,
	2014	2015
Cash flows from Operating Activities
NET INCOME	$8,299,000	$6,900,000

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	4,117,000	4,945,000
Loss (gain) on disposal of assets	5,000	(1,000)
Stock compensation expense	717,000	616,000
Write-off of uncollectible accounts	355,000	304,000
Deferred income tax	(278,000)	(209,000)

Changes in operating assets and liabilities
Accounts receivable	(312,000)	323,000
Customer deposits	3,137,000	(1,488,000)
Prepaid taxes and expenses	929,000	4,992,000
Other assets	110,000	148,000
Accounts and taxes payable	975,000	1,580,000
Accrued liabilities	(8,380,000)	(2,986,000)

Net cash provided by operating activities	9,674,000	15,124,000

Cash Flows from Investing Activities
Investment in private equity	(800,000)	(600,000)
Purchase of property and equipment	(4,588,000)	(4,696,000)

Net cash (used in) investing activities	(5,388,000)	(5,296,000)

Cash Flows from Financing Activities
Purchase of treasury stock	(5,725,000)	(9,076,000)
Tax effect of stock option exercises	282,000	215,000
Exercise of common stock options	425,000	619,000

Net cash (used in) financing activities	(5,018,000)	(8,242,000)

(Decrease) increase in cash and cash equivalents	(732,000)	1,586,000
Cash and cash equivalents at beginning of period	34,866,000	25,516,000

Cash and cash equivalents at end of period	$34,134,000	$27,102,000

Supplemental Cash Flow Information:

Income taxes paid	$183,000	$161,000
Purchase of software license under finance agreement	$1,172,000	$—

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

Note A — Basis of Presentation and Summary of Significant Accounting Policies

The unaudited financial statements herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying interim financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited financial statements for the latest fiscal year ended March 31, 2015. Accordingly, note disclosures which would substantially duplicate the disclosures contained in the March 31, 2015 audited financial statements have been omitted from these interim financial statements.

The Company evaluated all subsequent events or transactions through the date of filing this report. Subsequent to the end of the quarter, through July 31, 2015, the Company repurchased 101,810 shares for $3,296,000 for an average of $32.38 per share. These shares were repurchased under the Company’s ongoing share repurchase program described in Note C.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2016. For further information, refer to the consolidated financial statements and notes for the fiscal year ended March 31, 2015 included in the Company’s Annual Report on Form 10-K.

Basis of Presentation: The consolidated financial statements include the accounts of CorVel and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates: The preparation of financial statements in compliance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. Actual results could differ from those estimates. Significant estimates include the values assigned to intangible assets, capitalized software development, the allowance for doubtful accounts, accruals for income taxes, share-based payments related to performance-based awards, loss contingencies, estimated claims for claims administration revenue recognition, estimates used in stock option valuations, and accruals for self-insurance reserves.

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

June 30, 2015

Note A — Basis of Presentation and Summary of Significant Accounting Policies (continued)

The carrying amount of the Company’s financial instruments (i.e. cash, accounts receivable, accounts payable, etc.) are all Level 1 and approximate their fair values at March 31, 2015 and June 30, 2015. The Company has no Level 2 or Level 3 assets.

Investment in Private Equity: During the quarter ended June 30, 2014, the Company’s board of directors approved an investment of $2,000,000 into a private equity limited partnership that invests in start-up companies. During fiscal year 2015, the Company invested $1,400,000 into the partnership. The remaining $600,000 was invested during the June 2015 quarter. The Company accounts for the investment on the cost method and will periodically review the investment for possible impairment. There was no impairment on investment for the year ended March 31, 2015 and for the quarter ended June 30, 2015. The investment is recorded in other assets on the accompanying consolidated balance sheets. There have been no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment and in accordance with ASC 825-10-50-16 through 50-19 it is not practicable to estimate the fair value of the investment.

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

June 30, 2015

Note A — Basis of Presentation and Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements: On May 28, 2014, the FASB issued ASU 2014-09 regarding ASC Topic 606, Revenue from Contracts with Customers. The standard provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB approved a proposal for a one-year delay of the effective date of this new revenue recognition standard. The guidance will now be effective for our fiscal year beginning April 1, 2018. Early adoption is not permitted. We are currently evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

Accounts Receivable: The majority of the Company’s accounts receivable are due from companies in the property and casualty insurance industries, self-insured employers, and government entities. Accounts receivable are generally due within 30 days and are stated as amounts due from customers net of an allowance for doubtful accounts. Those accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company and the condition of the general economy and the industry as a whole. No one customer accounted for 10% or more of accounts receivable at either March 31, 2015 or June 30, 2015. No one customer accounted for 10% or more of revenue during the three months ended June 30, 2014 or 2015.

Property and Equipment: Additions to property and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets, which range from one to seven years or the life of the lease. The Company accounts for internally developed software costs in accordance with FASB ASC 350-40, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, which allows for the capitalization of software developed for internal use. These costs are included in computer software in property and equipment and are amortized over a period of five years.

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

Income Taxes: The Company provides for income taxes in accordance with provisions specified in ASC 740, “Accounting for Income Taxes”. Accordingly, deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities. These differences will result in taxable or deductible amounts in the future, based on tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. In making an assessment regarding the probability of realizing a benefit from these deductible differences, management considers the Company’s current and past performance, the market environment in which the Company operates, tax-planning strategies and the length of carry-forward periods for loss carry-forwards, if any. Valuation allowances are established when necessary to reduce deferred tax assets to amounts that are more likely than not to be realized. Further, the Company provides for income tax issues not yet resolved with federal, state and local tax authorities. The balance of the unrecognized tax benefits as of March 31, 2015 and June 30, 2015 was $1,989,000 and $1,802,000, respectively.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

Note A — Basis of Presentation and Summary of Significant Accounting Policies (continued)

Earnings Per Share: Earnings per common share-basic is based on the weighted average number of common shares outstanding during the period. Earnings per common share-diluted is based on the weighted average number of common shares and common share equivalents outstanding during the period. In calculating earnings per share, earnings are the same for the basic and diluted calculations. Weighted average shares outstanding decreased in the June 2015 quarter compared to the same quarter of the prior year primarily due to repurchases of shares under the Company’s share repurchase program. See also Note D.

Note B - Stock-Based Compensation and Stock Options

Under the Company’s Restated Omnibus Incentive Plan (formerly the Restated 1988 Executive Stock Option Plan) (“the Plan”) as in effect at June 30, 2015, options for up to 19,365,000 shares of the Company’s common stock may be granted over the life of the Plan to key employees, non-employee directors and consultants at exercise prices not less than the fair market value of the stock at the date of grant. Options granted under the Plan are non-statutory stock options and generally vest 25% one year from date of grant and the remaining 75% vesting ratably each month for the next 36 months. The options granted to employees and the board of directors expire at the end of five years and ten years from date of grant, respectively.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model with the assumptions included in the table below. The Company uses historical data among other factors to estimate the expected volatility, the expected option life, and the expected forfeiture rate. The risk-free rate is based on the interest rate paid on a U.S. Treasury issue with a term similar to the estimated life of the option. Based upon the historical experience of options cancellations, the Company has estimated an annualized forfeiture rate of 12.40% and 11.60% for the three months ended June 30, 2014 and 2015, respectively. Forfeiture rates will be adjusted over the requisite service period when actual forfeitures differ, or are expected to differ, from the estimate. The following assumptions were used to estimate the fair value of options granted during the three months ended June 30, 2014 and 2015 using the Black-Scholes option-pricing model:

	Three Months Ended June 30,
	2014	2015
Risk-free interest rate	1.62%	1.56%

Expected volatility	46%	44%

Expected dividend yield	0.00%	0.00%

Expected forfeiture rate	12.40%	11.60%

Expected weighted average life of option in years	4.4 years	4.4 years

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

Note B — Stock-Based Compensation and Stock Options (continued)

All options granted in the three months ended June 30, 2014 and 2015 were granted with an exercise price equal to the fair value of the Company’s common stock on the grant date and are non-statutory stock options.

For the three months ended June 30, 2014 and 2015, the Company recorded share-based compensation expense of $717,000 and $616,000, respectively. The table below shows the amounts recognized in the consolidated financial statements for stock compensation expense for time-based options and performance-based options during the three months ended June 30, 2014 and 2015, respectively.

	Three Months Ended
	June 30, 2014	June 30, 2015
Cost of revenues	$239,000	$311,000
General and administrative	478,000	305,000

Total cost of stock-based compensation included in income before income tax provision	717,000	616,000
Amount of income tax benefit recognized	(276,000)	(234,000)

Amount charged against net income	$441,000	$382,000

Effect on diluted net income per share	$(0.02)	$(0.02)

Summarized information for all stock options for the three months ended June 30, 2014 and 2015 follows:

	Three Months Ended June 30, 2014		Three Months Ended June 30, 2015
	Shares	Average Price	Shares	Average Price
Options outstanding, beginning	1,115,984	$24.80	1,163,179	$27.65
Options granted	37,550	44.86	39,700	34.67
Options exercised	(25,993)	17.99	(35,837)	19.16
Options cancelled	(9,011)	29.32	—	—

Options outstanding, ending	1,118,530	$25.60	1,167,042	$28.15

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

Note B — Stock-Based Compensation and Stock Options (continued)

The following table summarizes the status of stock options outstanding and exercisable at June 30, 2015:

Range of Exercise Price	Number of Outstanding Options	Weighted Average Remaining Contractual Life	Outstanding Options – Weighted Average Exercise Price	Exercisable Options – Number of Exercisable Options	Exercisable Options – Weighted Average Exercise Price
$7.78 to $22.07	292,151	3.30	$16.49	252,127	$15.65
$22.08 to $24.24	325,780	2.49	$23.45	197,068	$23.47
$24.25 to $35.77	304,149	3.68	$33.02	71,783	$28.24
$35.78 to $45.55	244,962	3.94	$42.25	42,613	$43.74

Total	1,167,042	3.31	$28.15	563,591	$22.12

A summary of the status for all outstanding options at June 30, 2015, and changes during the three months then ended, is presented in the table below:

	Number of Options	Weighted Average Exercise Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value as of June 30, 2015
Options outstanding at April 1, 2015	1,163,179	$27.65
Granted	39,700	34.67
Exercised	(35,837)	19.16
Cancelled – forfeited	—	—
Cancelled – expired	—	—

Ending outstanding	1,167,042	$28.15	3.31	$7,718,352

Ending vested and expected to vest	1,038,437	$27.29	3.23	$7,526,529

Ending exercisable at June 30, 2015	563,591	$22.12	2.69	$6,136,513

The weighted-average grant-date fair value of options granted during the three months ended June 30, 2014 and 2015, was $17.69 and $13.20, respectively.

Included in the above-noted stock option grants and stock compensation expense are performance-based stock options under which vesting occurs only upon the Company achieving certain revenue or earnings per shares targets on a calendar year basis as determined by the Company’s Board of Directors. These options were valued in the same manner as the time-vesting options. However, the Company only recognizes stock compensation to the extent that the targets are determined to be achieved which allow the performance options to vest. The Company recognized $207,000 and $79,000 of stock compensation expense for the three months ended June 30, 2014 and 2015, respectively, for performance-based stock options.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

Note C - Treasury Stock and Subsequent Event

The Company’s Board of Directors initially approved the commencement of a share repurchase program in the fall of 1996. In August 2013, the Board approved a 2,000,000 share expansion of the repurchase program to 34,000,000 shares over the life of the share repurchase program. Since the commencement of the share repurchase program, the Company has spent $369 million to repurchase 33,252,570 shares of its common stock, equal to 62% of the outstanding common stock had there been no repurchases. The average price of these repurchases was $11.11 per share. These repurchases were funded primarily from the net earnings of the Company, along with the proceeds from the exercise of common stock options. During the three months ended June 30, 2015, the Company repurchased 260,082 shares for $9.1 million for an average of $34.87 per share. The Company had 20,024,534 shares of common stock outstanding as of June 30, 2015, net of the 33,252,570 shares in treasury. Subsequent to the end of the quarter, through July 31, 2015, the Company repurchased 101,810 shares for $3,296,000 for an average of $32.38 per share.

Note D - Weighted Average Shares and Net Income Per Share

Weighted average basic common shares decreased from 20,935,000 for the quarter ended June 30, 2014 to 20,149,000 for the quarter ended June 30, 2015. Weighted average diluted common and common equivalent shares decreased from 21,210,000 for the quarter ended June 30, 2014 to 20,335,000 for the quarter ended June 30, 2015. The net decrease in both of these weighted share calculations is due to the repurchase of common stock as noted above, offset by an increase in shares outstanding due to the exercise of stock options under the Company’s employee stock option plan.

Net income per common and common equivalent shares was computed by dividing net income by the weighted average number of common and common stock equivalents outstanding during the quarter. The calculations of the basic and diluted weighted shares for the three months ended June 30, 2014 and 2015, are as follows:

	Three Months Ended June 30,
	2014	2015
Net Income	$8,299,000	$6,900,000

Basic:
Weighted average common shares outstanding	20,935,000	20,149,000

Net Income per share	$0.40	$0.34

Diluted:
Weighted average common shares outstanding	20,935,000	20,149,000
Treasury stock impact of stock options	275,000	186,000

Total common and common equivalent shares	21,210,000	20,335,000

Net Income per share	$0.39	$0.34

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

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

Note F — Other Intangible Assets

Other intangible assets consist of the following at June 30, 2015:

Item	Life	Cost	Three Months Ended June 30, 2015 Amortization Expense	Accumulated Amortization at June 30, 2015	Cost, Net of Accumulated Amortization at June 30, 2015
Covenants Not to Compete	5 Years	$775,000	$5,000	$767,000	$8,000
Customer Relationships	18-20 Years	7,922,000	106,000	3,405,000	4,517,000
TPA Licenses	15 Years	204,000	3,000	107,000	97,000

Total		$8,901,000	$114,000	$4,279,000	$4,622,000

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

Note G — Line of Credit

In September 2014, the Company renewed a line of credit agreement. The line is with a financial institution to provide a revolving credit facility with borrowing capacity of up to $10 million. Borrowings under this agreement, as amended, bear interest, at the Company’s option, at a fixed LIBOR-based rate plus 1.50% or at a fluctuating rate determined by the financial institution to be 1.50% above the daily one-month LIBOR rate. The loan covenants require the Company to maintain the current assets to liabilities ratio of at least 1.25:1, debt to tangible net worth not greater than 1.25:1 and have positive net income. As of March 31, 2015, the Company had borrowed on the line of credit in the amount of $618,000, which was included in accrued liabilities on the consolidated balance sheet and was paid off on April 1, 2015. There were no outstanding revolving loans as of June 30, 2015, but letters of credit in the aggregate amount of $4.5 million have been issued separate from the line of credit and therefore do not reduce the amount of borrowings available under the revolving credit facility. The renewed credit agreement expires in September 2015.

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

Overview

CorVel Corporation is an independent nationwide provider of medical cost containment and managed care services designed to address the escalating medical costs of workers’ compensation and auto claims. The Company’s services are provided to insurance companies, third party administrators (“TPA’s”), governmental entities, and self-administered employers to assist them in managing the medical costs and monitoring the quality of care associated with healthcare claims.

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

Patient Management Services

In addition to its network solutions services, the Company also operates as a TPA, offering a range of patient management services, which involve working on a one-on-one basis with injured employees and their various healthcare professionals, employers and insurance company adjusters. The services are designed to monitor the medical necessity and appropriateness of healthcare services provided to workers’ compensation and other healthcare claimants and to expedite return to work. The Company offers these services on a stand-alone basis, or as an integrated component of its medical cost containment services. Patient management services include the processing of claims for self-insured payors to property and casualty insurance.

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

Summary of Quarterly Results

The Company generated revenues of $126.9 million for the quarter ended June 30, 2015, an increase of $2.6 million, or 2.1%, compared to revenues of $124.4 million for the quarter ended June 30, 2014. The increase in revenues was primarily due to an increase in patient management TPA services, offset by a decline in network solutions services revenue due to loss of customers causing a decrease in bill volume, which was slightly offset by an increase in bill volume due to new customers gained.

The Company’s cost of revenues increased by $4.1 million, from $96.7 million in the June 30, 2014 quarter to $100.8 million in the June 30, 2015 quarter, an increase of 4.2%. The Company’s increase in cost of revenues was primarily due to the increase in revenue for the quarter. The cost of revenues increased at a higher rate than revenue due to an increase in lower margin patient management TPA services.

The Company’s general and administrative expense increased by $0.8 million, from $14.2 million in the June 30, 2014 quarter to $15.0 million in the June 30, 2015 quarter, an increase of 5.3%. This increase was primarily due to an increase in amortization expense and in property and equipment.

The Company’s income tax expense decreased by $0.9 million, or 16.8%, from $5.2 million, in the June 30, 2014 quarter to $4.3 million in the June 30, 2015 quarter. The decrease in income tax expense was primarily due to the decrease in income before income taxes from $13.5 million to $11.2 million.

Weighted diluted shares decreased from 21.2 million shares in the June 30, 2014 quarter to 20.3 million shares in the June 30, 2015 quarter, a decrease of 875,000 shares, or 4.1%. This decrease was due primarily to the repurchase of 981,650 shares of common stock in the twelve months ended June 30, 2015.

Diluted earnings per share decreased from $0.39 in the June 30, 2014 quarter to $0.34 in the June 30, 2015 quarter, a decrease of $0.05 per share, or 12.8%. The decrease in diluted earnings per share was due to the decrease in income before income taxes, offset by a reduction in the number of shares outstanding due to shares repurchased under our stock repurchase program. The decrease in income before income taxes was primarily due to an increase in cost of revenues that exceeded the increase in revenues due to an increase in lower margin patient management TPA services.

Results of Operations for the three months ended June 30, 2014 and 2015

The Company derives its revenues from providing patient management and network solutions services to payers of workers’ compensation benefits, auto insurance claims and health insurance benefits. Patient management services include claims management and all services sold to claims management customers, case management, 24/7 nurse triage, utilization management, vocational rehabilitation and life care planning. Network solutions services include medical bill review, PPO management, facility claim review, provider reimbursement, professional review, pharmacy services, directed care services, Medicare solutions and clearinghouse services. The percentages of total revenues attributable to patient management and network solutions services for the quarters ended June 30, 2014 and June 30, 2015 are as follows:

	June 30, 2014	June 30, 2015
Patient management services	52.6%	56.1%
Network solutions services	47.4%	43.9%

The following table sets forth, for the periods indicated, the dollar amounts, dollar and percent changes, share changes, and the percentage of revenues represented by certain items reflected in the Company’s consolidated income statements for the three months ended June 30, 2014 and June 30, 2015. The Company’s past operating results are not necessarily indicative of future operating results.

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2015	Change	Percentage Change
Revenue	$124,364,000	$126,939,000	$2,575,000	2.1%
Cost of revenues	96,664,000	100,756,000	4,092,000	4.2%

Gross profit	27,700,000	26,183,000	(1,517,000)	(5.5%)

Gross profit as percentage of revenue	22.3%	20.6%

General and administrative	14,205,000	14,962,000	757,000	5.3%
General and administrative as percentage of revenue	11.4%	11.8%

Income before income tax provision	13,495,000	11,221,000	(2,274,000)	(16.9%)

Income before income tax provision as percentage of revenue	10.9%	8.8%

Income tax provision	5,196,000	4,321,000	(875,000)	(16.8%)

Net income	$8,299,000	$6,900,000	$(1,399,000)	(16.9%)

Weighted Shares
Basic	20,935,000	20,149,000	(786,000)	(3.8%)
Diluted	21,210,000	20,335,000	(875,000)	(4.1%)

Earnings Per Share
Basic	$0.40	$0.34	($0.06)	(15.0%)
Diluted	$0.39	$0.34	($0.05)	(12.8%)

Revenues

Change in revenue from the quarter ended June 30, 2014 to the quarter ended June 30, 2015

Revenues increased from $124.4 million for the three months ended June 30, 2014 to $126.9 million for the three months ended June 30, 2015, an increase of $2.6 million, or 2.1%. The increase in revenues was primarily due to an increase in patient management services that includes all services sold to TPA customers, which increased by 8.9% from $65.4 million to $71.2 million. The increase in patient management services was primarily due to an increase in the volume of services provided to new TPA customers. The increase in patient management services was offset by a decrease in network solutions services, which decreased from $59.0 million for the three months ended June 30, 2014 to $55.7 million for the three months ended June 30, 2015 due to a loss of some customers causing a 3% decrease in bill review volume.

Cost of Revenues

The Company’s cost of revenues consist of direct expenses, costs directly attributable to the generation of revenue, and field indirect costs which are incurred in the field to support the operations in the field offices which generate the revenue. Direct costs are primarily case manager salaries, bill review analysts, related payroll taxes and fringe benefits, costs for independent medical examination (IME), and prescription drugs and MRI providers. Most of the Company’s revenues are generated in offices which provide both patient management services and network solutions services. The largest of the field indirect costs are manager salaries and bonuses, account executive base pay and commissions, administrative and clerical support, field systems personnel, PPO network developers, related payroll taxes and fringe benefits, office rent, and telephone expenses. Approximately 35% of the costs incurred in the field are field indirect costs which support both the patient management services and network solutions operations of the Company’s field operations.

Change in cost of revenues from the quarter ended June 30, 2014 to the quarter ended June 30, 2015

The Company’s cost of revenues increased from $96.7 million in the three months ended June 30, 2014 to $100.8 million in the three months ended June 30, 2015, an increase of $4.1 million or 4.2%. The Company’s increase in cost of revenues was partially due to the increase in revenue for the quarter. The cost of revenues increased at a higher rate than revenue due to an increase in lower margin patient management TPA services and a decrease in higher margin bill review services. The increase in cost was due to an increase in direct field operation expenses, primarily due to salaries increasing $1.7 million through increases in headcount and salaries, and pharmacy costs increasing $0.6 million.

General and Administrative Expense

For the quarter ended June 30, 2015, general and administrative expense consisted of approximately 59% of corporate systems costs, which include corporate systems support, implementation and training, rules engine development, national information technology (IT) strategy and planning, amortization of software development costs, depreciation of the hardware costs in the Company’s national systems, the Company’s national wide area network, and other systems related costs. The remaining 41% of the general and administrative expense consisted of national marketing, national sales support, corporate legal, corporate insurance, human resources, accounting, product management, new business development and other general corporate matters.

Change in general and administrative expense from the quarter ended June 30, 2014 to the quarter ended June 30, 2015

General and administrative expense increased from $14.2 million in the quarter ended June 30, 2014 to $15.0 million in the quarter ended June 30, 2015, an increase of $0.8 million, or 5.3%. This increase was primarily due to an increase in amortization expense and in property and equipment. Property and equipment increased from $51.8 million in the quarter ended June 30, 2014 to $56.2 million in the quarter ended June 30, 2015, due to an increase in internally developed software costs and costs related to a new data center and a major administration office move.

Income Tax Provision

Change in income tax expense from the quarter ended June 30, 2014 to the quarter ended June 30, 2015

The Company’s income tax expense decreased by $0.9 million, or 16.8%, from $5.2 million for the quarter ended June 30, 2014 to $4.3 million for the quarter ended June 30, 2015 due to the decrease in income before income taxes from $13.5 million to $11.2 million during the same periods. The income tax expense as a percentage of income before income taxes, also known as the effective tax rate, was 38.5% for both the quarter ended June 30, 2014 and June 30, 2015.

Liquidity and Capital Resources

The Company has historically funded its operations and capital expenditures primarily from cash flow from operations, and to a lesser extent, proceeds from stock option exercises. Working capital decreased $1.0 million, from $45.1 million as of March 31, 2015 to $44.2 million as of June 30, 2015, primarily due to a decrease in prepaid expenses and taxes. Cash increased from $25.5 million as of March 31, 2015 to $27.1 million as of June 30, 2015, an increase of $1.6 million, primarily due to an increase in net income.

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

As of June 30, 2015, the Company had $27.1 million in cash and cash equivalents, invested primarily in short-term, interest-bearing, highly liquid investment-grade securities with maturities of 90 days or less.

In September 2014, the Company renewed a line of credit agreement. The line is with a financial institution to provide a revolving credit facility with borrowing capacity of up to $10 million. Borrowings under this agreement, as amended, bear interest, at the Company’s option, at a fixed LIBOR-based rate plus 1.50% or at a fluctuating rate determined by the financial institution to be 1.50% above the daily one-month LIBOR rate. The loan covenants require the Company to maintain the current assets to liabilities ratio of at least 1.25:1, debt to tangible net worth not greater than 1.25:1 and have positive net income. As of March 31, 2015, the Company had borrowed on the line of credit in the amount of $618,000, which was included in accrued liabilities on the consolidated balance sheet and was paid off on April 1, 2015. There were no outstanding revolving loans as of June 30, 2015, but letters of credit in the aggregate amount of $4.5 million have been issued separate from the line of credit and therefore do not reduce the amount of borrowings available under the revolving credit facility. The renewed credit agreement expires in September 2015.

The Company believes that the cash balance at June 30, 2015, along with anticipated internally generated funds and the credit facility, will be sufficient to meet the Company’s expected cash requirements for at least the next twelve months.

Operating Cash Flows

Three months ended June 30, 2014 compared to three months ended June 30, 2015

Net cash provided by operating activities increased from $9.7 million in the three months ended June 30, 2014 to $15.1 million in the three months ended June 30, 2015, an increase of $5.4 million. The increase in cash flow from operating activities was due to a minimal decrease in accrued liabilities compared to the prior year. For the quarter ended June 30, 2014, the decrease in accrued liabilities was due to a decrease in bonus accrual and certain accrued liabilities and in income before income taxes and a decrease in revenue growth.

Investing Activities

Three months ended June 30, 2014 compared to three months ended June 30, 2015

Net cash flow used in investing activities decreased from $5.4 million in the three months ended June 30, 2014 to $5.3 million in the three months ended June 30, 2015, a decrease of $0.1 million. Investing activities consist of an investment in private equity and purchases of property.

Financing Activities

Three months ended June 30, 2014 compared to three months ended June 30, 2015

Net cash flow used in financing activities increased from $5.0 million for the three months ended June 30, 2014 to $8.2 million for the three months ended June 30, 2015, an increase of $3.2 million. The increase is primarily due to purchase of treasury stock.

Contractual Obligations

The following table summarizes the Company’s contractual obligations outstanding as of June 30, 2015:

	Payments Due by Period
	Total	Within One Year	Between One and Three Years	Between Three and Five Years	More than Five Years
Operating leases	$51,365,000	$15,867,000	$21,298,000	$8,790,000	$5,410,000
Uncertain tax positions *	$1,802,000	$1,802,000	—	—	—

Total	$53,167,000	$17,669,000	$21,298,000	$8,790,000	$5,410,000

*	See Note A to the Notes to Consolidated Financial Statements

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

Management evaluates agreements with customers in accordance with the provision of the revenue recognition topic ASC 605 that addresses multiple-deliverable revenue arrangements. The multiple-deliverable arrangements entered into consist of bundled managed care which included various units of accounting such as network solutions, and patient management which includes claims administration. Such elements are considered separate units of accounting as each element has value to the customer on a stand-alone basis. The selling price for each unit of accounting is determined using contract price and management estimates. When the Company’s customers purchase several products, the pricing of the products sold is generally the same as if the products were sold on an individual basis. Revenue is recognized as the work is performed in accordance with the Company’s customer contracts. Based upon the nature of the Company’s products, bundled managed care elements are generally delivered in the same accounting period. The Company recognizes revenue for patient management claims administration services over the life of the customer contract. The Company estimates, based upon prior experience in managing claims, the deferral amount from when the claim is received to when the customer contract expires.

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

The Company must make significant judgments and estimates in determining contractual and bad debt allowances in any accounting period. One significant uncertainty inherent in the Company’s analysis is whether its past experience will be indicative of future periods. Although the Company considers future projections when estimating contractual and bad debt allowances, the Company ultimately makes its decisions based on the best information available to it at that time. Adverse changes in general economic conditions or trends in reimbursement amounts for the Company’s services could affect the Company’s contractual and bad debt allowance estimates, collection of accounts receivable, cash flows, and results of operations. No one customer accounted for 10% or more of accounts receivable at March 31, 2015 or June 30, 2015.

Goodwill and Long-Lived Assets: Goodwill arising from business combinations represents the excess of the purchase price over the estimated fair value of the net assets of the acquired business. Pursuant to ASC 350-10 through ASC 350-30, “Goodwill and Other Intangible Assets,” goodwill is tested annually for impairment or more frequently if circumstances indicate the potential for impairment. Also, management tests for impairment of its amortizable intangible assets and long-lived assets annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company’s impairment is conducted at a regional level. The measurement of fair value is based on an evaluation of market capitalization and is further tested using a multiple of earnings approach. In projecting the Company’s cash flows, management considers industry growth rates and trends and cost structure changes. Based on management’s evaluations, no indicators of impairment of its goodwill, intangible assets or other long-lived assets existed at June 30, 2015. However, future events or changes in current circumstances could affect the recoverability of the carrying value of goodwill and long-lived assets. Should an asset be deemed impaired, an impairment loss would be recognized to the extent the carrying value of the asset exceeded its estimated fair market value.

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

Share-Based Compensation: The Company accounts for share-based compensation in accordance with the provisions of ASC Topic 718 “Compensation – Stock Compensation”. Under ASC 718, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Share-based compensation expense is recognized based on awards ultimately expected to vest; therefore, it has been reduced for estimated forfeitures. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Recent Accounting Standards Update

On May 28, 2014, the FASB issued ASU 2014-09 regarding ASC Topic 606, Revenue from Contracts with Customers. The standard provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB approved a proposal for a one-year delay of the effective date of this new revenue recognition standard. The guidance will now be effective for our fiscal year beginning April 1, 2018. Early adoption is not permitted. We are currently evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2015, the Company held no market risk sensitive instruments for trading purposes, and the Company did not employ any derivative financial instruments, other financial instruments, or derivative commodity instruments to hedge any market risk. The Company had no debt outstanding as of June 30, 2015, and therefore, had no market risk related to debt.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2015, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our sequential revenue growth may not increase and may decline in the future as a result of a variety of factors, many of which are outside of our control. If changes in our sequential revenue fall below the expectations of investors or analysts, the price of our common stock could decline substantially. Fluctuations or declines in sequential revenue growth may be due to a number of factors, including, but not limited to, those listed below and identified throughout this “Risk Factors” section: the decline in manufacturing employment, the decline in workers’ compensation claims, the decline in healthcare expenditures, the considerable price competition in a flat-to-declining workers’ compensation market, litigation, the increase in competition, and the changes and potential changes in state workers’ compensation and automobile-managed care laws which can reduce demand for our services. These factors create an environment where revenue and margin growth are more difficult to attain and where revenue growth is less certain than historically experienced. Additionally, our technology and preferred provider network face competition from companies that have more resources available to them than we do. Also, some customers may handle their managed care services in-house and may reduce the amount of services which are outsourced to managed care companies such as CorVel. These factors could cause the market price of our common stock to fluctuate substantially. There can be no assurance that our growth rate in the future, if any, will be at or near historical levels.

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

We are dependent, to a substantial extent, upon the continuing efforts and abilities of certain key management personnel. In addition, we face competition for experienced employees with professional expertise in the workers’ compensation managed care area. The loss of key personnel, especially V. Gordon Clemons, Chairman, President, and Chief Executive Officer, or the inability to attract qualified employees, could have a material unfavorable effect on our business and results of operations.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the period covered by this report. The following table shows the repurchases of the Company’s common stock made by or on behalf of the Company in open-market transactions for the quarter ended June 30, 2015 pursuant to a publicly announced plan.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that may yet be Purchased Under the Program
April 1 to April 30, 2015	75,638	$36.98	75,638	931,874
May 1 to May 31, 2015	84,058	35.51	84,058	847,816
June 1 to June 30, 2015	100,386	32.75	100,386	747,430

Total	260,082	$34.87	260,082	747,430

In 1996, the Company’s Board of Directors authorized a stock repurchase program for up to 900,000 shares of the Company’s common stock. The Company’s Board of Directors has periodically increased the number of shares authorized for repurchase under the repurchase program. The most recent increase occurred in August 2013 and brought the number of shares authorized for repurchase over the life of the program to 34,000,000 shares. There is no expiration date for the repurchase program. As of June 30, 2015, the Company had repurchased 33,252,570 shares of its common stock over the life of the program.

Item 3 – Defaults Upon Senior Securities – None.

Item 4 – Mine Safety Disclosures – Not applicable.

Item 5 – Other Information – None.

Item 6 - Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Company. Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 10, 2011.

3.2	Amended and Restated Bylaws of the Company. Incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 filed on August 14, 2006.

3.3	Certification of Designation Increasing the Number of Shares of Series A Junior Participating Preferred Stock. Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 24, 2008.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2015 and March 31, 2015; (ii) Consolidated Statements of Income for the three months ended June 30, 2014 and 2015; (iii) Consolidated Statements of Cash Flows for the three months ended June 30, 2014 and 2015; and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CORVEL CORPORATION

By:	/s/ V. Gordon Clemons, Sr.
V. Gordon Clemons, Sr., Chairman of the Board,
President and Chief Executive Officer

By:	/s/ Richard J. Schweppe
Richard J. Schweppe,
Chief Financial Officer

August 6, 2015