Form 10-Q
period 2015-09-30
CORVEL CORP
filed 2015-11-05
CIK 874866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value per share, as of October 30, 2015 was 19,689,764.

CORVEL CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

Part I - Financial Information

Item 1 - Financial Statements

CORVEL CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2015	September 30, 2015 (Unaudited)
Assets
Current Assets
Cash and cash equivalents (Note A)	$25,516,000	$24,887,000
Customer deposits	17,319,000	24,722,000
Accounts receivable, net	57,537,000	59,225,000
Prepaid taxes and expenses	11,675,000	6,470,000
Deferred income taxes	7,181,000	7,580,000

Total current assets	119,228,000	122,884,000

Property and equipment, net	56,299,000	54,647,000
Goodwill	36,814,000	36,814,000
Other intangibles, net (Note F)	4,736,000	4,508,000
Other assets	1,677,000	2,841,000

TOTAL ASSETS	$218,754,000	$221,694,000

Liabilities and Stockholders' Equity
Current Liabilities
Accounts and taxes payable	$15,770,000	$15,499,000
Accrued liabilities	58,318,000	61,853,000

Total current liabilities	74,088,000	77,352,000
Deferred income taxes	16,743,000	16,743,000

Commitments and contingencies (Notes G and H)

Stockholders' Equity
Common stock, $.0001 par value: 120,000,000 shares authorized at March 31, 2015 and September 30, 2015; 53,243,157 shares issued (20,250,669 shares outstanding, net of Treasury shares) and 53,339,469 shares issued (19,787,279 shares outstanding, net of Treasury shares) at March 31, 2015 and September 30, 2015, respectively	3,000	3,000

Paid-in capital	123,440,000	126,724,000

Treasury Stock (32,992,488 shares at March 31, 2015 and 33,552,190 shares at September 30, 2015)	(360,278,000)	(379,053,000)

Retained earnings	364,758,000	379,925,000

Total stockholders' equity	127,923,000	127,599,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$218,754,000	$221,694,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED INCOME STATEMENTS – UNAUDITED

	Three Months Ended September 30,
	2014	2015
REVENUES	$123,714,000	$124,460,000
Cost of revenues	98,247,000	97,776,000

Gross profit	25,467,000	26,684,000
General and administrative expenses	12,749,000	13,209,000

Income before income tax provision	12,718,000	13,475,000
Income tax provision	4,835,000	5,208,000

NET INCOME	$7,883,000	$8,267,000

Net income per common and common equivalent share
Basic	$0.38	$0.42

Diluted	$0.37	$0.41

Weighted average common and common equivalent shares
Basic	20,819,000	19,902,000
Diluted	21,050,000	20,063,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED INCOME STATEMENTS – UNAUDITED

	Six Months Ended September 30,
	2014	2015
REVENUES	$248,078,000	$251,399,000
Cost of revenues	194,911,000	198,532,000

Gross profit	53,167,000	52,867,000
General and administrative expenses	26,954,000	28,171,000

Income before income tax provision	26,213,000	24,696,000
Income tax provision	10,031,000	9,529,000

NET INCOME	$16,182,000	$15,167,000

Net income per common and common equivalent share
Basic	$0.78	$0.76

Diluted	$0.77	$0.75

Weighted average common and common equivalent shares
Basic	20,877,000	20,026,000
Diluted	21,130,000	20,199,000

CORVEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Six Months Ended September 30,
	2014	2015
Cash flows from Operating Activities
NET INCOME	$16,182,000	$15,167,000
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	8,718,000	9,916,000
Loss (gain) on disposal of assets	12,000	(5,000)
Stock compensation expense	1,162,000	1,104,000
Write-off of uncollectible accounts	785,000	897,000
Deferred income tax	(450,000)	(399,000)

Changes in operating assets and liabilities
Accounts receivable	(3,856,000)	(2,585,000)
Customer deposits	(311,000)	(7,403,000)
Prepaid taxes and expenses	(1,021,000)	5,205,000
Other assets	160,000	(571,000)
Accounts and taxes payable	(4,277,000)	(271,000)
Accrued liabilities	(1,466,000)	3,535,000

Net cash provided by operating activities	15,638,000	24,590,000

Cash Flows from Investing Activities
Investment in private equity	(800,000)	(600,000)
Purchase of property and equipment	(9,873,000)	(8,025,000)

Net cash (used in) investing activities	(10,673,000)	(8,625,000)

Cash Flows from Financing Activities
Purchase of treasury stock	(13,158,000)	(18,775,000)
Tax effect of stock option exercises	544,000	475,000
Exercise of common stock options	745,000	1,525,000
Exercise of employee stock purchase options	200,000	181,000

Net cash (used in) financing activities	(11,669,000)	(16,594,000)

Decrease in cash and cash equivalents	(6,704,000)	(629,000)
Cash and cash equivalents at beginning of period	34,866,000	25,516,000

Cash and cash equivalents at end of period	$28,162,000	$24,887,000

Supplemental Cash Flow Information:
Income taxes paid	$10,632,000	$6,946,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

Note A — Basis of Presentation and Summary of Significant Accounting Policies

The unaudited financial statements herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying interim financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited financial statements for the latest fiscal year ended March 31, 2015. Accordingly, note disclosures which would substantially duplicate the disclosures contained in the March 31, 2015 audited financial statements have been omitted from these interim financial statements.

The Company evaluated all subsequent events or transactions through the date of filing this report. Subsequent to the end of the quarter, through October 30, 2015, the Company repurchased 99,403 shares for $3,287,000 at an average of $33.07 per share. These shares were repurchased under the Company’s ongoing share repurchase program described in Note C.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2016. For further information, refer to the consolidated financial statements and notes for the fiscal year ended March 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the SEC on June 11, 2015.

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

September 30, 2015

Note A — Basis of Presentation and Summary of Significant Accounting Policies (continued)

The carrying amount of the Company’s financial instruments (i.e. cash, accounts receivable, accounts payable, etc.) are all Level 1 and approximate their fair values at March 31, 2015 and September 30, 2015. The Company has no Level 2 or Level 3 assets.

Investment in Private Equity: During the quarter ended June 30, 2014, the Company’s board of directors approved an investment of $2,000,000 into a private equity limited partnership that invests in start-up companies. During fiscal year 2015, the Company invested $1,400,000 into the partnership. The remaining $600,000 was invested during the quarter ended June 30, 2015. The Company accounts for the investment on the cost method and will periodically review the investment for possible impairment. There was no impairment on investment for the year ended March 31, 2015 and for the six months ended September 30, 2015. The investment is recorded in other assets on the accompanying consolidated balance sheets. There have been no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment, and in accordance with ASC 825-10-50-16 through 50-19, it is not practicable to estimate the fair value of the investment.

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

Management evaluates agreements with customers in accordance with the provision of the revenue recognition topic ASC 605-25 that addresses multiple-deliverable revenue arrangements. The multiple-deliverable arrangements entered into consist of bundled managed care which includes various units of accounting such as network solutions, and patient management which includes claims administration. Such elements are considered separate units of accounting due to each element having value to the customer on a stand-alone basis. The selling price for each unit of accounting is determined using contract price and management estimates. When the Company’s customers purchase several products, the pricing of the products sold is generally the same as if the products were sold on an individual basis. Revenue is recognized as the work is performed in accordance with the Company’s customer contracts. Based upon the nature of the Company’s products, bundled managed care elements are generally delivered in the same accounting period. The Company recognizes revenue for patient management claims administration services over the life of the customer contract. The Company estimates, based upon prior experience in managing claims, the deferral amount from when the claim is received to when the customer contract expires.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

Note A — Basis of Presentation and Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements: On May 28, 2014, the FASB issued ASU 2014-09 regarding ASC Topic 606, Revenue from Contracts with Customers. The standard provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB approved a one-year delay of the effective date of this new revenue recognition standard. The guidance will now be effective for our fiscal year beginning April 1, 2018. We are currently evaluating the accounting, transition, and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

Accounts Receivable: The majority of the Company’s accounts receivable are due from companies in the property and casualty insurance industries, self-insured employers, and government entities. Accounts receivable are generally due within 30 days and are stated as amounts due from customers net of an allowance for doubtful accounts. Those accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company and the condition of the general economy and the industry as a whole. No one customer accounted for 10% or more of accounts receivable at either March 31, 2015 or September 30, 2015. No one customer accounted for 10% or more of revenue during the six months ended September 30, 2014 or 2015.

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

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

Note A — Basis of Presentation and Summary of Significant Accounting Policies (continued)

Earnings Per Share: Earnings per common share-basic is based on the weighted average number of common shares outstanding during the period. Earnings per common share-diluted is based on the weighted average number of common shares and common share equivalents outstanding during the period. In calculating earnings per share, earnings are the same for the basic and diluted calculations. Weighted average shares outstanding decreased in the September 2015 quarter compared to the same quarter of the prior year primarily due to repurchases of shares under the Company’s share repurchase program. See also Note D.

Note B — Stock-Based Compensation and Stock Options

Under the Company’s Restated Omnibus Incentive Plan (formerly the Restated 1988 Executive Stock Option Plan) (“the Plan”) as in effect at September 30, 2015, options for up to 19,365,000 shares of the Company’s common stock may be granted over the life of the Plan to key employees, non-employee directors and consultants at exercise prices not less than the fair market value of the stock at the date of grant. Options granted under the Plan are non-statutory stock options and generally vest 25% one year from date of grant and the remaining 75% vesting ratably each month for the next 36 months. The options granted to employees and the board of directors expire at the end of five years and ten years from date of grant, respectively.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model with the assumptions included in the table below. The Company uses historical data among other factors to estimate the expected volatility, the expected option life, and the expected forfeiture rate. The risk-free rate is based on the interest rate paid on a U.S. Treasury issue with a term similar to the estimated life of the option. Based upon the historical experience of options cancellations, the Company has estimated an annualized forfeiture rate of 12.46% and 12.28% for the three months ended September 30, 2014 and 2015, respectively. Forfeiture rates will be adjusted over the requisite service period when actual forfeitures differ, or are expected to differ, from the estimate. The following assumptions were used to estimate the fair value of options granted during the three months ended September 30, 2014 and 2015 using the Black-Scholes option-pricing model:

	Three Months Ended September 30,
	2014	2015
Risk-free interest rate	1.66%	1.61%
Expected volatility	46%	44%
Expected dividend yield	0.00%	0.00%
Expected forfeiture rate	12.46%	12.28%
Expected weighted average life of option in years	4.4 years	4.4 years

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

Note B — Stock-Based Compensation and Stock Options (continued)

All options granted in the six months ended September 30, 2014 and 2015 were granted with an exercise price equal to the fair value of the Company’s common stock on the grant date and are non-statutory stock options.

For the three months ended September 30, 2014 and 2015, the Company recorded share-based compensation expense of $445,000 and $488,000, respectively. For the six months ended September 30, 2014 and 2015, the Company recorded share-based compensation expense of $1,162,000 and $1,104,000, respectively. The table below shows the amounts recognized in the consolidated financial statements for stock compensation expense for time-based options and performance-based options during the three and six months ended September 30, 2014 and 2015, respectively.

	Three Months Ended
	September 30, 2014	September 30, 2015
Cost of revenues	$255,000	$321,000
General and administrative	190,000	167,000

Total cost of stock-based compensation included in income before income tax provision	$445,000	$488,000
Amount of income tax benefit recognized	(169,000)	(188,000)

Amount charged against net income	$276,000	$300,000

Effect on diluted net income per share	$(0.01)	$(0.01)

	Six Months Ended
	September 30, 2014	September 30, 2015
Cost of revenues	$494,000	$633,000
General and administrative	668,000	471,000

Total cost of stock-based compensation included in income before income tax provision	$1,162,000	1,104,000
Amount of income tax benefit recognized	(442,000)	(425,000)

Amount charged against net income	$720,000	$679,000

Effect on diluted net income per share	$(0.03)	$(0.03)

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

Note B — Stock-Based Compensation and Stock Options (continued)

Summarized information for all stock options for the three and six months ended September 30, 2014 and 2015 follows:

	Three Months Ended September 30, 2014		Three Months Ended September 30, 2015
	Shares	Average Price	Shares	Average Price
Options outstanding, beginning	1,118,530	$25.60	1,167,042	$28.15
Options granted	48,650	40.57	47,300	33.15
Options exercised	(30,957)	18.75	(59,804)	16.91
Options cancelled	(150)	24.24	(18,952)	36.25

Options outstanding, ending	1,136,073	$26.42	1,135,586	$28.81

	Six Months Ended September 30, 2014		Six Months Ended September 30, 2015
	Shares	Average Price	Shares	Average Price
Options outstanding, beginning	1,115,984	$24.80	1,163,179	$27.65
Options granted	86,050	42.43	87,000	33.85
Options exercised	(56,950)	18.41	(95,641)	17.75
Options cancelled	(9,011)	29.32	(18,952)	36.25

Options outstanding, ending	1,136,073	$26.42	1,135,586	$28.81

The following table summarizes the status of stock options outstanding and exercisable at September 30, 2015:

Range of Exercise Price	Number of Outstanding Options	Weighted Average Remaining Contractual Life	Outstanding Options – Weighted Average Exercise Price	Exercisable Options – Number of Exercisable Options	Exercisable Options – Weighted Average Exercise Price
$9.05 to $23.00	285,254	3.30	$17.66	255,802	$17.15
$23.01 to $24.64	289,600	2.26	23.56	181,902	23.60
$24.65 to $34.78	290,581	3.89	33.19	63,311	29.23
$34.79 to $45.55	270,151	3.71	41.51	62,775	43.15

Total	1,135,586	3.28	$28.81	563,790	$23.48

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

Note B — Stock-Based Compensation and Stock Options (continued)

A summary of the status for all outstanding options at September 30, 2015, and changes during the three months then ended, is presented in the table below:

	Number of Options	Weighted Average Exercise Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value as of September 30, 2015
Options outstanding at July 1, 2015	1,167,042	$28.15
Granted	47,300	33.15
Exercised	(59,804)	16.91
Cancelled – forfeited	(18,952)	36.25
Cancelled – expired	—	—

Ending outstanding	1,135,586	$28.81	3.28	$6,975,029

Ending vested and expected to vest	1,028,863	$28.08	3.20	$6,911,556

Ending exercisable at September 30, 2015	563,790	$23.48	2.78	$5,708,498

The weighted-average grant-date fair value of options granted during the three months ended September 30, 2014 and 2015, was $15.84 and $12.53, respectively.

Included in the above-noted stock option grants and stock compensation expense are performance-based stock options under which vesting occurs only upon the Company achieving certain revenue or earnings per shares targets on a calendar year basis as determined by the Company’s Board of Directors. These options were valued in the same manner as the time-vesting options. However, the Company only recognizes stock compensation to the extent that the targets are determined to be achieved which allow the performance options to vest. The Company recognized ($64,000) and ($63,000) of stock compensation expense for the three months ended September 30, 2014 and 2015, respectively, for performance-based stock options.

Note C — Treasury Stock and Subsequent Event

The Company’s Board of Directors initially approved the commencement of a share repurchase program in the fall of 1996. In August 2013, the Board approved a 2,000,000 share expansion of the repurchase program to 34,000,000 shares over the life of the share repurchase program. Since the commencement of the share repurchase program, the Company has spent $379 million to repurchase 33,552,190 shares of its common stock, equal to 63% of the outstanding common stock had there been no repurchases. The average price of these repurchases was $11.30 per share. These repurchases were funded primarily from the net earnings of the Company, along with the proceeds from the exercise of common stock options. During the three and six months ended September 30, 2015, the Company repurchased 299,620 shares for $9.7 million at an average of $32.37 per share and 559,702 shares for $18.8 million at an average of $33.55 per share, respectively. The Company had 19,787,279 shares of common stock outstanding as of September 30, 2015, net of the 33,552,190 shares in treasury. Subsequent to the end of the quarter, through October 30, 2015, the Company repurchased 99,403 shares for $3,287,000 at an average of $33.07 per share.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

Note D — Weighted Average Shares and Net Income Per Share

Weighted average basic common shares decreased from 20,819,000 for the quarter ended September 30, 2014 to 19,902,000 for the quarter ended September 30, 2015. Weighted average diluted common and common equivalent shares decreased from 21,050,000 for the quarter ended September 30, 2014 to 20,063,000 for the quarter ended September 30, 2015. The net decrease in both of these weighted share calculations is due to the repurchase of common stock as noted above, offset by an increase in shares outstanding due to the exercise of stock options under the Company’s employee stock option plan.

Net income per common and common equivalent shares was computed by dividing net income by the weighted average number of common and common stock equivalents outstanding during the quarter. The calculations of the basic and diluted weighted shares for the three and six months ended September 30, 2014 and 2015, are as follows:

	Three Months Ended September 30,
	2014	2015
Net Income	$7,883,000	$8,267,000

Basic:
Weighted average common shares outstanding	20,819,000	19,902,000

Net Income per share	$0.38	$0.42

Diluted:
Weighted average common shares outstanding	20,819,000	19,902,000
Treasury stock impact of stock options	231,000	161,000

Total common and common equivalent shares	21,050,000	20,063,000

Net Income per share	$0.37	$0.41

	Six Months Ended September 30,
	2014	2015
Net Income	$16,182,000	$15,167,000

Basic:
Weighted average common shares outstanding	20,877,000	20,026,000

Net Income per share	$0.78	$0.76

Diluted:
Weighted average common shares outstanding	20,877,000	20,026,000
Treasury stock impact of stock options	253,000	173,000

Total common and common equivalent shares	21,130,000	20,199,000

Net Income per share	$0.77	$0.75

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

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

Note F — Other Intangible Assets

Other intangible assets consist of the following at September 30, 2015:

Item	Life	Cost	Six Months Ended September 30, 2015 Amortization Expense	Accumulated Amortization at September 30, 2015	Cost, Net of Accumulated Amortization at September 30, 2015
Covenants Not to Compete	5 Years	775,000	10,000	772,000	$3,000
Customer Relationships	18-20 Years	7,922,000	211,000	3,510,000	$4,412,000
TPA Licenses	15 Years	204,000	7,000	111,000	$93,000

Total		8,901,000	228,000	4,393,000	$4,508,000

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

Note G — Line of Credit

In September 2015, the Company renewed a line of credit agreement. The line is with a financial institution to provide a revolving credit facility with borrowing capacity of up to $10 million. Borrowings under this agreement, as amended, bear interest, at the Company’s option, at a fixed LIBOR-based rate plus 1.50% or at a fluctuating rate determined by the financial institution to be 1.50% above the daily one-month LIBOR rate. The loan covenants require the Company to maintain the current assets to liabilities ratio of at least 1.25:1, debt to tangible net worth not greater than 1.25:1 and have positive net income. There were no outstanding revolving loans as of September 30, 2015, but letters of credit in the aggregate amount of $4.5 million have been issued separate from the line of credit and therefore do not reduce the amount of borrowings available under the revolving credit facility. The renewed credit agreement expires in September 2016.

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

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report may include certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including (without limitation) statements with respect to anticipated future operating and financial performance, growth and acquisition opportunities and other similar forecasts and statements of expectation. Words such as “expects,” “anticipates,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “potential,” “continue,” “strive,” “ongoing,” “may,” “will,” “would,” “could” and “should,” and variations of these words and similar expressions, are intended to identify these forward-looking statements. Forward-looking statements made by the Company and its management are based on estimates, projections, beliefs, and assumptions of management at the time of such statements and are not guarantees of future performance.

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

Patient Management Services

In addition to its network solutions services, the Company also operates as a TPA offering a range of patient management services, which involve working on a one-on-one basis with injured employees and their various healthcare professionals, employers, and insurance company adjusters. The services are designed to monitor the medical necessity and appropriateness of healthcare services provided to workers’ compensation and other healthcare claimants and to expedite return to work. The Company offers these services on a stand-alone basis, or as an integrated component of its medical cost containment services. Patient management services include the processing of claims for self-insured payors to property and casualty insurance.

Seasonality

While we are not directly impacted by seasonal shifts, we are affected by the change in working days in a given quarter. There are generally fewer working days for our employees to generate revenue in the third fiscal quarter as we experience vacations, inclement weather, and holidays.

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

Summary of Quarterly Results

The Company generated revenues of $124.5 million for the quarter ended September 30, 2015, an increase of $0.7 million, or 0.6%, compared to revenues of $123.7 million for the quarter ended September 30, 2014.

Cost of revenues decreased by $0.5 million, from $98.2 million in the September 30, 2014 quarter to $97.8 million in the September 30, 2015 quarter, a decrease of 0.5%. The decrease in cost of revenues was primarily due to a decrease in variable costs related to CareIQ and group health medical costs offset by an increase in salaries.

General and administrative expense increased by $0.5 million, from $12.7 million in the September 30, 2014 quarter to $13.2 million in the September 30, 2015 quarter, an increase of 3.6%. This increase was primarily due to one-time refunds that were recognized from the prior year and otherwise all other costs were flat.

Income tax expense increased by $0.4 million, or 7.7%, from $4.8 million, in the September 30, 2014 quarter to $5.2 million in the September 30, 2015 quarter. The increase in income tax expense was primarily due to the increase in income before income taxes from $12.7 million to $13.5 million.

Weighted diluted shares decreased from 21.1 million shares in the September 30, 2014 quarter to 20.1 million shares in the September 30, 2015 quarter, a decrease of 987,000 shares, or 4.7%. This decrease was due primarily to the repurchase of 1,094,764 shares of common stock in the twelve months ended September 30, 2015.

Diluted earnings per share increased from $0.37 in the September 30, 2014 quarter to $0.41 in the September 30, 2015 quarter, an increase of $0.04 per share, or 10.8%. The increase in diluted earnings per share was due to the increase in net income and by a reduction in the number of shares outstanding due to shares repurchased under our stock repurchase program.

Results of Operations for the three months ended September 30, 2014 and 2015

The Company derives its revenues from providing patient management and network solutions services to payers of workers’ compensation benefits, auto insurance claims, and health insurance benefits. Patient management services include claims management and all services sold to claims management customers, case management, 24/7 nurse triage, utilization management, vocational rehabilitation, and life care planning. Network solutions services include medical bill review, PPO management, facility claim review, provider reimbursement, professional review, pharmacy services, directed care services, Medicare solutions, and clearinghouse services. The percentages of total revenues attributable to patient management and network solutions services for the quarters ended September 30, 2014 and September 30, 2015 are as follows:

	September 30, 2014	September 30, 2015
Patient management services	54.2%	54.7%
Network solutions services	45.8%	45.3%

The following table sets forth, for the periods indicated, the dollar amounts, dollar and percent changes, share changes, and the percentage of revenues represented by certain items reflected in the Company’s consolidated income statements for the three months ended September 30, 2014 and September 30, 2015. The Company’s past operating results are not necessarily indicative of future operating results.

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2015	Change	Percentage Change
Revenue	$123,714,000	$124,460,000	$746,000	0.6%
Cost of revenues	98,247,000	97,776,000	(471,000)	(0.5%)

Gross profit	25,467,000	26,684,000	1,217,000	4.8%

Gross profit as percentage of revenue	20.6%	21.4%
General and administrative	12,749,000	13,209,000	460,000	3.6%
General and administrative as percentage of revenue	10.3%	10.6%

Income before income tax provision	12,718,000	13,475,000	757,000	6.0%

Income before income tax provision as percentage of revenue	10.3%	10.8%
Income tax provision	4,835,000	5,208,000	373,000	7.7%

Net income	$7,883,000	$8,267,000	$384,000	4.9%

Weighted Shares
Basic	20,819,000	19,902,000	(917,000)	(4.4%)
Diluted	21,050,000	20,063,000	(987,000)	(4.7%)

Earnings Per Share
Basic	$0.38	$0.42	$0.04	10.5%
Diluted	$0.37	$0.41	$0.04	10.8%

Revenues

Change in revenue from the quarter ended September 30, 2014 to the quarter ended September 30, 2015

Revenues increased from $123.7 million for the three months ended September 30, 2014 to $124.5 million for the three months ended September 30, 2015, an increase of $0.7 million, or 0.6%. The increase in revenues was due to an increase in patient management services that includes all services sold to TPA customers, which increased by 1.5% from $67.1 million to $68.1 million. The increase in patient management services was offset by a decrease in network solutions services, which decreased from $56.6 million to $56.3 million.

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

Change in cost of revenues from the quarter ended September 30, 2014 to the quarter ended September 30, 2015

Cost of revenues decreased from $98.2 million in the three months ended September 30, 2014 to $97.8 million in the three months ended September 30, 2015, a decrease of $0.5 million or 0.5%. The decrease in cost of revenues was primarily due to a decrease in units provided related to CareIQ due to lower CareIQ revenue. Additionally, group health medical costs decreased which was offset by an increase in salaries and headcount.

General and Administrative Expense

For the quarter ended September 30, 2015, general and administrative expense consisted of approximately 62% of corporate systems costs, which include corporate systems support, implementation and training, rules engine development, national information technology (IT) strategy and planning, amortization of software development costs, depreciation of the hardware costs in the Company’s national systems, the Company’s national wide area network, and other systems related costs. The remaining 38% of the general and administrative expense consisted of national marketing, national sales support, corporate legal, corporate insurance, human resources, accounting, product management, new business development and other general corporate matters.

Change in general and administrative expense from the quarter ended September 30, 2014 to the quarter ended September 30, 2015

General and administrative expense increased from $12.7 million in the quarter ended September 30, 2014 to $13.2 million in the quarter ended September 30, 2015, an increase of $0.5 million, or 3.6%. This increase was primarily due to one-time refunds that were recognized from the prior year and otherwise all other costs were flat.

Income Tax Provision

Change in income tax expense from the quarter ended September 30, 2014 to the quarter ended September 30, 2015

Income tax expense increased by $0.4 million, or 7.7%, from $4.8 million for the quarter ended September 30, 2014 to $5.2 million for the quarter ended September 30, 2015 due to the increase in income before income taxes from $12.7 million to $13.5 million during the same periods. The income tax expense as a percentage of income before income taxes, also known as the effective tax rate, was 38.0% for the quarter ended September 30, 2014 and 38.6% for the quarter ended September 30, 2015.

Results of Operations for the six months ended September 30, 2014 and the six months ended September 30, 2015

The following table sets forth, for the periods indicated, the dollar amounts, dollar and percent changes, share changes, and the percentage of revenues represented by certain items reflected in the Company’s consolidated income statements for the six months ended September 30, 2014 and September 30, 2015. The Company’s past operating results are not necessarily indicative of future operating results.

	Six Months Ended September 30, 2014	Six Months Ended September 30, 2015	Change	Percentage Change
Revenue	$248,078,000	$251,399,000	$3,321,000	1.3%
Cost of revenues	194,911,000	198,532,000	3,621,000	1.9%

Gross profit	53,167,000	52,867,000	(300,000)	(0.6%)

Gross profit as percentage of revenue	21.4%	21.0%
General and administrative	26,954,000	28,171,000	1,217,000	4.5%
General and administrative as percentage of revenue	10.9%	11.2%

Income before income tax provision	26,213,000	24,696,000	(1,517,000)	(5.8%)

Income before income tax provision as percentage of revenue	10.6%	9.8%
Income tax provision	10,031,000	9,529,000	(502,000)	(5.0%)

Net income	$16,182,000	$15,167,000	$(1,015,000)	(6.3%)

Weighted Shares
Basic	20,877,000	20,026,000	(851,000)	(4.1%)
Diluted	21,130,000	20,199,000	(931,000)	(4.4%)

Earnings Per Share
Basic	$0.78	$0.76	$(0.02)	(2.6%)
Diluted	$0.77	$0.75	$(0.02)	(2.6%)

Revenues

Change in revenue from the six months ended September 30, 2014 to the six months ended September 30, 2015

Revenues increased from $248.1 million for the six months ended September 30, 2014 to $251.4 million for the six months ended September 30, 2015, an increase of $3.3 million, or 1.3%. The Company’s patient management revenues increased $6.8 million, or 5.1%, from $132.5 million in the six months ended September 30, 2014 to $139.3 million in the six months ended September 30, 2015. The increase in patient management services was primarily due to an increase in the level of services provided to new and existing TPA customers. The Company’s network solutions revenues decreased from $115.6 million in the six months ended September 30, 2014 to $112.1 million in the six months ended September 30, 2015, a decrease of $3.5 million, or 3.1%. The decrease in network solutions revenue was primarily due to a 3% decrease in bill review volume due to a loss of few customers.

Cost of Revenues

Change in cost of revenue from the six months ended September 30, 2014 to the six months ended September 30, 2015

Cost of revenues increased from $194.9 million in the six months ended September 30, 2014 to $198.5 million in the six months ended September 30, 2015, an increase of $3.6 million, or 1.9%. Direct salaries increased from $53 million for the six months ended September 30, 2014 to $56 million for the six months ended September 30, 2015 due to an increase in headcount and annual raises.

General and Administrative Expense

Change in general and administrative expense from the six months ended September 30, 2014 to the six months ended September 30, 2015

General and administrative expense increased from $27.0 million in the six months ended September 30, 2014 to $28.2 million in the six months ended September 30, 2015, an increase of $1.2 million, or 4.5%. This increase was primarily due to one-time refunds that were recognized from the prior year and otherwise all other costs were flat.

Income Tax Provision

Change in income tax expense from the six months ended September 30, 2014 to the six months ended September 30, 2015

Income tax expense decreased from $10.0 million in the six months ended September 30, 2014 to $9.5 million in the six months ended September 30, 2015, a decrease $0.5 million, or 5.0%, due to the decrease in income before income taxes from $26.2 million to $24.7 million. The income tax expense as a percentage of income before income taxes, also known as the effective tax rate, was 38.3% for the six months ended September 30, 2014 and 38.6% for the six months ended September 30, 2015. The income tax provision rates were based upon management’s review of the Company’s estimated annual income tax rate, including state taxes. This effective tax rate differed from the statutory federal tax rate of 35.0% primarily due to state income taxes and certain non-deductible expenses offset by tax credits.

Liquidity and Capital Resources

The Company has historically funded its operations and capital expenditures primarily from cash flow from operations, and to a lesser extent, proceeds from stock option exercises. Working capital increased $0.5 million, from $45.1 million as of March 31, 2015 to $45.5 million as of September 30, 2015. Cash decreased from $25.5 million as of March 31, 2015 to $24.9 million as of September 30, 2015, a decrease of $0.6 million.

The Company believes that cash from operations and funds from exercises of stock options granted to employees are adequate to fund existing obligations, repurchase shares of the Company’s common stock under its current share repurchase program, introduce new services, and continue to develop healthcare related services for at least the next twelve months. The Company regularly evaluates cash requirements for current operations, commitments, capital acquisitions, and other strategic transactions. The Company may elect to raise additional funds for these purposes, through debt or equity financings or otherwise, as appropriate. Additional equity or debt financing may not be available when needed, on terms favorable to the Company or at all.

As of September 30, 2015, the Company had $24.9 million in cash and cash equivalents, invested primarily in short-term, interest-bearing, highly liquid investment-grade securities with maturities of 90 days or less.

In September 2015, the Company renewed a line of credit agreement. The line is with a financial institution to provide a revolving credit facility with borrowing capacity of up to $10 million. Borrowings under this agreement, as amended, bear interest, at the Company’s option, at a fixed LIBOR-based rate plus 1.50% or at a fluctuating rate determined by the financial institution to be 1.50% above the daily one-month LIBOR rate. The loan covenants require the Company to maintain the current assets to liabilities ratio of at least 1.25:1, debt to tangible net worth not greater than 1.25:1 and have positive net income. There were no outstanding revolving loans as of September 30, 2015, but letters of credit in the aggregate amount of $4.5 million have been issued separate from the line of credit and therefore do not reduce the amount of borrowings available under the revolving credit facility. The renewed credit agreement expires in September 2016.

The Company believes that the cash balance at September 30, 2015, along with anticipated internally generated funds and the credit facility, will be sufficient to meet the Company’s expected cash requirements for at least the next twelve months.

Operating Cash Flows

Six months ended September 30, 2014 compared to six months ended September 30, 2015

Net cash provided by operating activities increased from $15.6 million in the six months ended September 30, 2014 to $24.6 million in the six months ended September 30, 2015, an increase of $9.0 million. The increase in cash flow from operating activities was due to a decrease in prepaid taxes and expenses and an increase in accrued liabilities, slightly offset by an increase in accounts receivable.

Investing Activities

Six months ended September 30, 2014 compared to six months ended September 30, 2015

Net cash flow used in investing activities decreased from $10.7 million in the six months ended September 30, 2014 to $8.6 million in the six months ended September 30, 2015, a decrease of $2.0 million. This decrease was primarily due to capital purchases decreasing from $9.9 million for the six months ended September 30, 2014 to $8.0 million for the six months ended September 30, 2015. This decrease was due to spending in the prior year for the data center in Las Vegas.

Financing Activities

Six months ended September 30, 2014 compared to six months ended September 30, 2015

Net cash flow used in financing activities increased from $11.7 million for the six months ended September 30, 2014 to $16.6 million for the six months ended September 30, 2015, an increase of $4.9 million. The increase is primarily due to larger purchases of treasury stock and to a lower cost per share price. The average share price purchased decreased from $42.45 for the six months ended September 30, 2014 to $33.55 for the six months ended September 30, 2015.

Contractual Obligations

The following table summarizes the Company’s contractual obligations outstanding as of September 30, 2015:

	Payments Due by Period
	Total	Within One Year	Between One and Three Years	Between Three and Five Years	More than Five Years
Operating leases	$45,615,000	$13,990,000	$18,024,000	$8,691,000	$4,910,000
Uncertain tax positions *	$1,861,000	$1,861,000	—	—	—

Total	$47,476,000	$15,851,000	$18,024,000	$8,691,000	$4,910,000

*	See Note A to the Notes to Consolidated Financial Statements

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

The Company must make significant judgments and estimates in determining contractual and bad debt allowances in any accounting period. One significant uncertainty inherent in the Company’s analysis is whether its past experience will be indicative of future periods. Although the Company considers future projections when estimating contractual and bad debt allowances, the Company ultimately makes its decisions based on the best information available to it at that time. Adverse changes in general economic conditions or trends in reimbursement amounts for the Company’s services could affect the Company’s contractual and bad debt allowance estimates, collection of accounts receivable, cash flows, and results of operations. No one customer accounted for 10% or more of accounts receivable at March 31, 2015 or September 30, 2015.

Goodwill and Long-Lived Assets: Goodwill arising from business combinations represents the excess of the purchase price over the estimated fair value of the net assets of the acquired business. Pursuant to ASC 350-10 through ASC 350-30, “Goodwill and Other Intangible Assets,” goodwill is tested annually for impairment or more frequently if circumstances indicate the potential for impairment. Also, management tests for impairment of its amortizable intangible assets and long-lived assets annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company’s impairment is conducted at a regional level. The measurement of fair value is based on an evaluation of market capitalization and is further tested using a multiple of earnings approach. In projecting the Company’s cash flows, management considers industry growth rates and trends and cost structure changes. Based on management’s evaluations, no indicators of impairment of its goodwill, intangible assets or other long-lived assets existed at September 30, 2015. However, future events or changes in current circumstances could affect the recoverability of the carrying value of goodwill and long-lived assets. Should an asset be deemed impaired, an impairment loss would be recognized to the extent the carrying value of the asset exceeded its estimated fair market value.

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

Recent Accounting Standards Update

On May 28, 2014, the FASB issued ASU 2014-09 regarding ASC Topic 606, Revenue from Contracts with Customers. The standard provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB approved a one-year delay of the effective date of this new revenue recognition standard. The guidance will now be effective for our fiscal year beginning April 1, 2018. We are currently evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2015, the Company held no market risk sensitive instruments for trading purposes, and the Company did not employ any derivative financial instruments, other financial instruments, or derivative commodity instruments to hedge any market risk. The Company had no debt outstanding as of September 30, 2015, and therefore, had no market risk related to debt.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2015, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the six months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings

The Company is involved in litigation arising in the normal course of business. Management believes that resolution of these matters will not result in any payment that, individually or in the aggregate, would be material to the financial position or results of the operations of the Company.

Item 1A - Risk Factors.

A restated description of the risk factors associated with our business is set forth below. This description includes any and all changes (whether or not material) to, and supersedes, the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2015.

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

The markets for our network services and patient management services are also fragmented and competitive. Our competitors include national managed care providers, preferred provider networks, smaller independent providers, and insurance companies. Companies that offer one or more workers’ compensation managed care services on a national basis are our primary competitors. We also compete with many smaller vendors who generally provide unbundled services on a local level, particularly companies with an established relationship with a local insurance company adjuster. In addition, several large workers’ compensation insurance carriers offer managed care services for their customers, either by performance of the services in-house or by outsourcing to organizations like ours. If these carriers increase their performance of these services in-house, our business may be adversely affected. In addition, consolidation in the industry may result in carriers performing more of such services in-house.

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

We provide an outsource service to payors of workers’ compensation and auto healthcare benefits. These payors include insurance companies, TPAs, municipalities, state funds, and self-insured and self-administered employers. If these payors reduce the amount of work they outsource, our results of operations would be materially adversely affected.

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

We rely largely on our own security systems, confidentiality procedures and employee nondisclosure agreements to maintain the privacy and security of our Company’s and our customers’ proprietary information. Accidental or willful security breaches or other unauthorized access by third parties to our information systems or the existence of computer viruses in our data or software and misappropriation of our proprietary information could expose us to a risk of information loss, litigation and other possible liabilities which may have a material adverse effect on our business, financial condition and results of operations. If security measures are breached due to third-party action, employee error, malfeasance or otherwise, or if design flaws in our software are exposed and exploited, and, as a result, a third party obtains unauthorized access to any customer data, our relationships with our customers and our reputation will be damaged, our business may suffer and we could incur significant liability. We may be unable to anticipate these techniques or to implement adequate preventative measures because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target.

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

Many states, including a number of those in which we transact business, have licensing and other regulatory requirements applicable to our business. Approximately half of the states have enacted laws that require licensing of businesses which provide medical review services such as ours. Some of these laws apply to medical review of care covered by workers’ compensation. These laws typically establish minimum standards for qualifications of personnel, confidentiality, internal quality control and dispute resolution procedures. These regulatory programs may result in increased costs of operation for us, which may have an adverse impact upon our ability to compete with other available alternatives for healthcare cost control. In addition, new laws regulating the operation of managed care provider networks have been adopted by a number of states. These laws may apply to managed care provider networks having contracts with us or to provider networks which we may organize. To the extent we are governed by these regulations, we may be subject to additional licensing requirements, financial and operational oversight, and procedural standards for beneficiaries and providers.

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

Our results may decline if we lose several customers during a short period. Most of our customer contracts permit either party to terminate without cause. If several customers terminate, or do not renew or extend their contracts with us, our results could be materially and adversely affected. Many organizations in the insurance industry have consolidated and this could result in the loss of one or more of our customers through a merger or acquisition. Additionally, we could lose customers due to competitive pricing pressures or for other reasons.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the period covered by this report. The following table shows the repurchases of the Company’s common stock made by or on behalf of the Company in open-market transactions for the quarter ended September 30, 2015 pursuant to a publicly announced plan.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that may yet be Purchased Under the Program
July 1 to July 31, 2015	101,810	$32.38	101,810	645,620
August 1 to August 31, 2015	97,555	$32.34	97,555	548,065
September 1 to September 30, 2015	100,255	$32.40	100,255	447,810

Total	299,620	$32.37	299,620	447,810

In 1996, the Company’s Board of Directors authorized a stock repurchase program for up to 900,000 shares of the Company’s common stock. The Company’s Board of Directors has periodically increased the number of shares authorized for repurchase under the repurchase program. The most recent increase occurred in August 2013 and brought the number of shares authorized for repurchase over the life of the program to 34,000,000 shares. There is no expiration date for the repurchase program. As of September 30, 2015, the Company had repurchased 33,552,190 shares of its common stock over the life of the program.

Item 3 – Defaults Upon Senior Securities – None.

Item 4 – Mine Safety Disclosures – Not applicable.

Item 5 – Other Information – None.

Item 6 – Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Company. Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 10, 2011.

3.2	Amended and Restated Bylaws of the Company. Incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 filed on August 14, 2006.

3.3	Certification of Designation Increasing the Number of Shares of Series A Junior Participating Preferred Stock. Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 24, 2008.

10.1	Sixth Amendment to Credit Agreement dated September 1, 2015 by and between CorVel Corporation and Wells Fargo Bank, National Association. Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 4, 2015.

10.2	Revolving Line of Credit Note dated September 1, 2015 by CorVel Corporation in favor of Wells Fargo Bank, National Association. Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 4, 2015.

10.3	Amended Omnibus Incentive Plan. Filed herewith.

10.4	Amended ESPP. Filed herewith.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2015 and March 31, 2015; (ii) Consolidated Statements of Income for the three and six months ended September 30, 2014 and 2015; (iii) Consolidated Statements of Cash Flows for the six months ended September 30, 2014 and 2015; and (iv) Notes to Consolidated Financial Statements.

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

November 5, 2015