Form 10-Q
period 2015-12-31
CORVEL CORP
filed 2016-02-04
CIK 874866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

or

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

The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value per share, as of January 29, 2016 was 19,577,086.

CORVEL CORPORATION

FORM 10-Q

Part I - Financial Information

Item  1 - Financial Statements

CORVEL CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2015 (Unaudited)
Assets
Current Assets
Cash and cash equivalents (Note A)	$25,516,000	$26,504,000
Customer deposits	17,319,000	23,922,000
Accounts receivable, net	57,537,000	55,877,000
Prepaid taxes and expenses	11,675,000	6,696,000
Deferred income taxes	7,181,000	7,772,000

Total current assets	119,228,000	120,771,000

Property and equipment, net	56,299,000	53,612,000
Goodwill	36,814,000	36,814,000
Other intangibles, net (Note F)	4,736,000	4,396,000
Other assets	1,677,000	2,987,000

TOTAL ASSETS	$218,754,000	$218,580,000

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts and taxes payable	$15,770,000	$11,613,000
Accrued liabilities	58,318,000	62,163,000

Total current liabilities	74,088,000	73,776,000

Deferred income taxes	16,743,000	16,743,000

Total liabilities	90,831,000	90,519,000

Commitments and contingencies (Notes G and H)

Stockholders’ Equity
Common stock, $.0001 par value: 120,000,000 shares authorized at March 31, 2015 and December 31, 2015; 53,243,157 shares issued (20,250,669 shares outstanding, net of Treasury shares) and 53,382,849 shares issued (19,607,827 shares outstanding, net of Treasury shares) at March 31, 2015 and December 31, 2015, respectively	3,000	3,000

Paid-in capital	123,440,000	128,497,000

Treasury Stock (32,992,488 shares at March 31, 2015 and 33,775,022 shares at December 31, 2015)	(360,278,000)	(387,056,000)

Retained earnings	364,758,000	386,617,000

Total stockholders’ equity	127,923,000	128,061,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$218,754,000	$218,580,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED INCOME STATEMENTS – UNAUDITED

	Three Months Ended December 31,
	2014	2015
REVENUES	$122,352,000	$123,891,000

Cost of revenues	98,224,000	98,659,000

Gross profit	24,128,000	25,232,000

General and administrative expenses	13,834,000	14,501,000

Income before income tax provision	10,294,000	10,731,000

Income tax provision	3,462,000	4,040,000

NET INCOME	$6,832,000	$6,691,000

Net income per common and common equivalent share
Basic	$0.33	$0.34

Diluted	$0.33	$0.34

Weighted average common and common equivalent shares
Basic	20,599,000	19,673,000

Diluted	20,786,000	19,852,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED INCOME STATEMENTS – UNAUDITED

	Nine Months Ended December 31,
	2014	2015
REVENUES	$370,430,000	$375,290,000

Cost of revenues	293,135,000	297,191,000

Gross profit	77,295,000	78,099,000

General and administrative expenses	40,789,000	42,672,000

Income before income tax provision	36,506,000	35,427,000

Income tax provision	13,492,000	13,568,000

NET INCOME	$23,014,000	$21,859,000

Net income per common and common equivalent share
Basic	$1.11	$1.10

Diluted	$1.10	$1.09

Weighted average common and common equivalent shares
Basic	20,784,000	19,908,000

Diluted	21,015,000	20,083,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Nine Months Ended December 31,
	2014	2015
Cash flows from Operating Activities
NET INCOME	$23,014,000	$21,859,000

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	13,262,000	14,908,000
Loss (gain) on disposal of assets	223,000	21,000
Stock compensation expense	1,594,000	1,602,000
Write-off of uncollectible accounts	1,438,000	1,096,000
Deferred income tax	(614,000)	(591,000)

Changes in operating assets and liabilities
Accounts receivable	(436,000)	564,000
Customer deposits	1,107,000	(6,603,000)
Prepaid taxes and expenses	310,000	4,979,000
Other assets	220,000	(711,000)
Accounts and taxes payable	(5,292,000)	(4,157,000)
Accrued liabilities	(1,716,000)	3,845,000

Net cash provided by operating activities	33,110,000	36,812,000

Cash Flows from Investing Activities
Investment in private equity	(1,400,000)	(600,000)
Purchase of property and equipment	(14,806,000)	(11,901,000)

Net cash (used in) investing activities	(16,206,000)	(12,501,000)

Cash Flows from Financing Activities
Purchase of treasury stock	(22,653,000)	(26,778,000)
Tax effect of stock option exercises	682,000	733,000
Exercise of common stock options	1,030,000	2,541,000
Exercise of employee stock purchase options	200,000	181,000

Net cash (used in) financing activities	(20,741,000)	(23,323,000)

(Decrease)/increase in cash and cash equivalents	(3,837,000)	988,000
Cash and cash equivalents at beginning of period	34,866,000	25,516,000

Cash and cash equivalents at end of period	$31,029,000	$26,504,000

Supplemental Cash Flow Information:

Income taxes paid	$16,022,000	$17,188,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

Note A — Basis of Presentation and Summary of Significant Accounting Policies

The unaudited financial statements herein have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The accompanying interim financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited financial statements for the latest fiscal year ended March 31, 2015. Accordingly, note disclosures which would substantially duplicate the disclosures contained in the March 31, 2015 audited financial statements have been omitted from these interim financial statements.

The Company evaluated all subsequent events or transactions through the date of filing this report. Subsequent to the end of the quarter ended December 31, 2015, through January 29, 2016, the Company repurchased 42,629 shares of common stock for $1,852,000 at an average of $43.44 per share of common stock. These shares of common stock were repurchased under the Company’s ongoing share repurchase program described in Note C.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2016. For further information, refer to the consolidated financial statements and notes for the fiscal year ended March 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the SEC on June 11, 2015.

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

December 31, 2015

Note A — Basis of Presentation and Summary of Significant Accounting Policies (continued)

The carrying amount of the Company’s financial instruments (i.e. cash, accounts receivable, accounts payable, etc.) are all Level 1 and approximate their fair values at March 31, 2015 and December 31, 2015. The Company has no Level 2 or Level 3 financial instruments.

Investment in Private Equity: During the quarter ended June 30, 2014, the Company’s Board of Directors approved an investment of $2,000,000 into a private equity limited partnership (the “partnership”) that invests in start-up companies. During fiscal year 2015, the Company invested $1,400,000 into the partnership. The remaining $600,000 was invested during the quarter ended June 30, 2015. The Company accounts for the investment on the cost method and will periodically review the investment for possible impairment. There was no impairment on investment for the year ended March 31, 2015 and for the nine months ended December 31, 2015. The investment is recorded in other assets on the accompanying consolidated balance sheets. There have been no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment, and in accordance with ASC 825-10-50-16 through 50-19, it is not practicable to estimate the fair value of the investment.

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

December 31, 2015

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

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes,” which requires all deferred tax assets and liabilities to be classified as noncurrent on the balance sheet. The new accounting guidance is effective for annual reporting periods beginning after December 15, 2016 and interim periods therein. Early adoption is permitted as of the beginning of interim or annual reporting periods. The Company plans to adopt the standard prospectively in the fourth quarter of fiscal 2016.

In January 2016, the FASB issued ASU 2016-01 regarding Subtopic 825-10, Financials Instruments – Overall: Recognition and Measurements of Financial Assets and Financial Liabilities. The standard addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. It requires that most equity investment be measured at fair value, with subsequent changes in fair value recognized in net income. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. We are currently evaluating the accounting, transition, and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

Accounts Receivable: The majority of the Company’s accounts receivable are due from companies in the property and casualty insurance industries, self-insured employers, and government entities. Accounts receivable are generally due within 30 days and are stated as amounts due from customers net of an allowance for doubtful accounts. Those accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company and the condition of the general economy and the industry as a whole. No one customer accounted for 10% or more of accounts receivable at either March 31, 2015 or December 31, 2015. No one customer accounted for 10% or more of revenue during the nine months ended December 31, 2014 or 2015.

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

December 31, 2015

Note A — Basis of Presentation and Summary of Significant Accounting Policies (continued)

Income Taxes: The Company provides for income taxes in accordance with provisions specified in ASC 740, “Accounting for Income Taxes”. Accordingly, deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities. These differences will result in taxable or deductible amounts in the future, based on tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which temporary differences become deductible. In making an assessment regarding the probability of realizing a benefit from these deductible differences, management considers the Company’s current and past performance, the market environment in which the Company operates, tax-planning strategies and the length of carry-forward periods for loss carry-forwards, if any. Valuation allowances are established when necessary to reduce deferred tax assets to amounts that are more likely than not to be realized. Further, the Company provides for income tax issues not yet resolved with federal, state and local tax authorities.

Earnings Per Share: Earnings per common share-basic is based on the weighted average number of common shares outstanding during the period. Earnings per common share-diluted is based on the weighted average number of common shares and common share equivalents outstanding during the period. In calculating earnings per share, earnings are the same for the basic and diluted calculations. Weighted average shares outstanding decreased in the December 2015 quarter compared to the same quarter of the prior year primarily due to repurchases of shares under the Company’s share repurchase program. See also Note D.

Note B — Stock-Based Compensation and Stock Options

Under the Company’s Restated Omnibus Incentive Plan (formerly the Restated 1988 Executive Stock Option Plan) (“the Plan”) as in effect at December 31, 2015, options exercisable for up to 19,365,000 shares of the Company’s common stock may be granted over the life of the Plan to key employees, non-employee directors and consultants at exercise prices not less than the fair market value of the stock at the date of grant. Options granted under the Plan are non-statutory stock options and generally vest 25% one year from date of grant and the remaining 75% vesting ratably each month for the next 36 months. The options granted to employees and the board of directors expire at the end of five years and ten years from date of grant, respectively.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model with the assumptions included in the table below. The Company uses historical data among other factors to estimate the expected volatility, the expected option life, and the expected forfeiture rate. The risk-free rate is based on the interest rate paid on a U.S. Treasury issue with a term similar to the estimated life of the option. Based upon the historical experience of options cancellations, the Company has estimated an annualized forfeiture rate of 12.12% and 12.02% for the three months ended December 31, 2014 and 2015, respectively. Forfeiture rates will be adjusted over the requisite service period when actual forfeitures differ, or are expected to differ, from the estimate. The following assumptions were used to estimate the fair value of options granted during the three months ended December 31, 2014 and 2015 using the Black-Scholes option-pricing model:

	Three Months Ended December 31,
	2014	2015
Risk-free interest rate	1.64%	1.65%

Expected volatility	46%	43%

Expected dividend yield	0.00%	0.00%

Expected forfeiture rate	12.12%	12.02%

Expected weighted average life of option in years	4.4 years	4.5 years

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

Note B — Stock-Based Compensation and Stock Options (continued)

All options granted in the nine months ended December 31, 2014 and 2015 were granted with an exercise price equal to the fair value of the Company’s common stock on the grant date and are non-statutory stock options.

For the three months ended December 31, 2014 and 2015, the Company recorded share-based compensation expense of $432,000 and $498,000, respectively. For the nine months ended December 31, 2014 and 2015, the Company recorded share-based compensation expense of $1,594,000 and $1,602,000, respectively. The table below shows the amounts recognized in the consolidated financial statements for stock compensation expense for time-based options and performance-based options during the three and nine months ended December 31, 2014 and 2015, respectively.

	Three Months Ended
	December 31, 2014	December 31, 2015
Cost of revenues	$239,000	$321,000
General and administrative	193,000	177,000

Total cost of stock-based compensation included in income before income tax provision	432,000	498,000
Amount of income tax benefit recognized	(164,000)	(188,000)
Amount charged against net income	$268,000	$310,000

Effect on diluted net income per share	$(0.01)	$(0.02)

	Nine Months Ended
	December 31, 2014	December 31, 2015
Cost of revenues	$733,000	$954,000
General and administrative	861,000	648,000

Total cost of stock-based compensation included in income before income tax provision	1,594,000	1,602,000
Amount of income tax benefit recognized	(606,000)	(603,000)

Amount charged against net income	$988,000	$999,000

Effect on diluted net income per share	$(0.05)	$(0.05)

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

Note B — Stock-Based Compensation and Stock Options (continued)

Summarized information for all stock options for the three and nine months ended December 31, 2014 and 2015 follows:

	Three Months Ended December 31, 2014		Three Months Ended December 31, 2015
	Shares	Average Price	Shares	Average Price
Options outstanding, beginning	1,136,073	$26.42	1,135,586	$28.81
Options granted	122,825	34.78	155,275	34.78
Options exercised	(21,734)	15.27	(44,077)	23.75
Options cancelled	—	—	(15,986)	34.64

Options outstanding, ending	1,237,164	$27.45	1,230,798	$29.67

	Nine Months Ended December 31, 2014		Nine Months Ended December 31, 2015
	Shares	Average Price	Shares	Average Price
Options outstanding, beginning	1,115,984	$24.80	1,163,179	$27.65
Options granted	208,875	37.93	242,275	34.44
Options exercised	(78,684)	17.54	(139,718)	19.64
Options cancelled	(9,011)	25.86	(34,938)	35.63

Options outstanding, ending	1,237,164	$27.45	1,230,798	$29.67

The following table summarizes the status of stock options outstanding and exercisable at December 31, 2015:

Range of Exercise Price	Number of Outstanding Options	Weighted Average Remaining Contractual Life	Outstanding Options – Weighted Average Exercise Price	Exercisable Options – Number of Exercisable Options	Exercisable Options – Weighted Average Exercise Price
$9.05 to $23.10	428,389	2.83	$19.51	344,963	$18.71
$23.11 to $34.78	541,108	3.69	$31.99	139,757	$27.10
$34.79 to $44.86	205,191	3.64	$40.41	44,084	$41.80
$44.87 to $45.55	56,110	3.08	$45.55	25,914	$45.55

Total	1,230,798	3.35	$29.67	554,718	$23.91

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

Note B — Stock-Based Compensation and Stock Options (continued)

A summary of the status for all outstanding options at December 31, 2015, and changes during the three months then ended, is presented in the table below:

	Number of Options	Weighted Average Exercise Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value as of December 31, 2015
Options outstanding at October 1, 2015	1,135,586	$28.81
Granted	155,275	34.78
Exercised	(44,077)	23.75
Cancelled – forfeited	(5,998)	37.72
Cancelled – expired	(9,988)	30.76

Ending outstanding	1,230,798	$29.67	3.35	$17,666,874

Ending vested and expected to vest	1,074,272	$28.83	3.21	$16,332,953

Ending exercisable at December 31, 2015	554,718	$23.91	2.67	$11,155,130

The weighted-average grant-date fair value of options granted during the three months ended December 31, 2014 and 2015, was $14.22 and $13.68, respectively.

Included in the above-noted stock option grants and stock compensation expense are performance-based stock options under which vesting occurs only upon the Company achieving certain revenue or earnings per shares targets on a calendar year basis as determined by the Company’s Board of Directors. These options were valued in the same manner as the time-vesting options. However, the Company only recognizes stock compensation to the extent that the targets are determined to be achieved which allow the performance options to vest. The Company recognized ($30,000) and ($35,000) of stock compensation expense for the three months ended December 31, 2014 and 2015, respectively, for performance-based stock options. The Company recognized $113,000 and ($20,000) of stock compensation expense for the nine months ended December 31, 2014 and 2015, respectively, for performance-based stock options.

Note C — Treasury Stock and Subsequent Event

The Company’s Board of Directors initially approved the commencement of a share repurchase program in the fall of 1996. In November 2015, the Company’s Board of Directors approved a 1,000,000 share expansion to its existing stock repurchase plan, increasing the total number of shares of the Company’s common stock approved for repurchase over the life of the program to 35,000,000 shares of the Company’s common stock from the previous limit of 34,000,000 shares of the Company’s common stock. Since the commencement of the share repurchase program, the Company has spent $387 million to repurchase 33,775,022 shares of its common stock, equal to 63% of the outstanding common stock had there been no repurchases. The average price of these repurchases was $11.46 per share. These repurchases were funded primarily from the net earnings of the Company, along with the proceeds from the exercise of common stock options. During the three and nine months ended December 31, 2015, the Company repurchased 222,832 shares of the Company’s common stock for $8.0 million at an average of $35.91 per share of common stock and 782,534 shares of the Company’s common stock for $26.8 million at an average of $34.22 per share of common stock, respectively. The Company had 19,607,827 shares of common stock outstanding as of December 31, 2015, net of the 33,775,022 shares in treasury. Subsequent to the end of the quarter, through January 29, 2016, the Company repurchased 42,629 shares of common stock for $1,852,000 at an average of $43.44 per share of common stock.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

Note D — Weighted Average Shares and Net Income Per Share

Weighted average basic common shares decreased from 20,599,000 for the quarter ended December 31, 2014 to 19,673,000 for the quarter ended December 31, 2015. Weighted average diluted common and common equivalent shares decreased from 20,786,000 for the quarter ended December 31, 2014 to 19,852,000 for the quarter ended December 31, 2015. The net decrease in both of these weighted share calculations is due to the repurchase of common stock as noted above, offset by an increase in shares outstanding due to the exercise of stock options under the Company’s employee stock option plan.

Net income per common and common equivalent shares was computed by dividing net income by the weighted average number of common and common stock equivalents outstanding during the quarter. The calculations of the basic and diluted weighted shares for the three and nine months ended December 31, 2014 and 2015, are as follows:

	Three Months Ended December 31,
	2014	2015
Net Income	$6,832,000	$6,691,000

Basic:
Weighted average common shares outstanding	20,599,000	19,673,000

Net Income per share	$0.33	$0.34

Diluted:
Weighted average common shares outstanding	20,599,000	19,673,000
Treasury stock impact of stock options	187,000	179,000

Total common and common equivalent shares	20,786,000	19,852,000

Net Income per share	$0.33	$0.34

	Nine Months Ended December 31,
	2014	2015
Net Income	$23,014,000	$21,859,000

Basic:
Weighted average common shares outstanding	20,784,000	19,908,000

Net Income per share	$1.11	$1.10

Diluted:
Weighted average common shares outstanding	20,784,000	19,908,000
Treasury stock impact of stock options	231,000	175,000

Total common and common equivalent shares	21,015,000	20,083,000

Net Income per share	$1.10	$1.09

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

Note E — Shareholder Rights Plan

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

The rights are designed to assure that all shareholders receive fair and equal treatment in the event of any proposed takeover of the Company and to encourage a potential acquirer to negotiate with the Company’s Board of Directors prior to attempting a takeover. The rights have an exercise price of $118 per right, subject to subsequent adjustment. The rights trade with the Company’s common stock and will not be exercisable until the occurrence of certain takeover-related events.

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

Note F — Other Intangible Assets

Other intangible assets consist of the following at December 31, 2015:

Item	Life	Cost	Nine Months Ended December 31, 2015 Amortization Expense	Accumulated Amortization at December 31, 2015	Cost, Net of Accumulated Amortization at December 31, 2015
Covenants Not to Compete	5 Years	$775,000	$13,000	$775,000	$—
Customer Relationships	18-20 Years	7,922,000	317,000	3,616,000	4,306,000
TPA Licenses	15 Years	204,000	10,000	114,000	90,000

Total		$8,901,000	$340,000	$4,505,000	$4,396,000

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

Note G — Line of Credit

In September 2015, the Company renewed a line of credit agreement. The line is with a financial institution to provide a revolving credit facility with borrowing capacity of up to $10 million. Borrowings under this agreement, as amended, bear interest, at the Company’s option, at a fixed LIBOR-based rate plus 1.50% or at a fluctuating rate determined by the financial institution to be 1.50% above the daily one-month LIBOR rate. The loan covenants require the Company to maintain the current assets to liabilities ratio of at least 1.25:1, debt to tangible net worth not greater than 1.25:1 and have positive net income. There were no outstanding revolving loans as of December 31, 2015, but letters of credit in the aggregate amount of $4.5 million have been issued separate from the line of credit and therefore do not reduce the amount of borrowings available under the revolving credit facility. The renewed credit agreement expires in September 2016.

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

Network Solutions Services

The Company’s network solutions services are designed to reduce the price paid by its customers for medical services rendered in workers’ compensation cases, auto policies, and group health policies. The network solutions offered by the Company include automated medical fee auditing, preferred provider services, retrospective utilization review, independent medical examinations, and inpatient bill review. Network solutions services also includes revenue from the Company’s directed care network (CareIQ), including imaging and physical therapy.

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

Summary of Quarterly Results

The Company generated revenues of $123.9 million for the quarter ended December 31, 2015, an increase of $1.5 million, or 1.3%, compared to revenues of $122.4 million for the quarter ended December 31, 2014.

Cost of revenues increased by $0.4 million, from $98.2 million in the December 31, 2014 quarter to $98.7 million in the December 31, 2015 quarter, an increase of 0.4%.

General and administrative expense increased by $0.7 million, from $13.8 million in the December 31, 2014 quarter to $14.5 million in the December 31, 2015 quarter, an increase of 4.8%. This increase was primarily due to an increase in spending in information systems and legal expenses.

Income tax expense increased by $0.6 million, or 16.7%, from $3.5 million, in the December 31, 2014 quarter to $4.0 million in the December 31, 2015 quarter. The increase in income tax expense was primarily due to an increase in the income tax rate from prior year.

Weighted diluted shares decreased from 20.8 million shares in the December 31, 2014 quarter to 19.9 million shares in the December 31, 2015 quarter, a decrease of 934,000 shares, or 4.5%. This decrease was primarily due to the repurchase of 1,043,113 shares of common stock in the twelve months ended December 31, 2015.

Diluted earnings per share increased from $0.33 in the December 31, 2014 quarter to $0.34 in the December 31, 2015 quarter, an increase of $0.01 per share, or 3.0%. The increase in diluted earnings per share was due to a reduction in the number of shares outstanding due to shares repurchased under our stock repurchase program.

Results of Operations for the three months ended December 31, 2014 and 2015

The Company derives its revenues from providing patient management and network solutions services to payers of workers’ compensation benefits, auto insurance claims, and health insurance benefits. Patient management services include claims management and all services sold to claims management customers, case management, 24/7 nurse triage, utilization management, vocational rehabilitation, and life care planning. Network solutions services include medical bill review, PPO management, facility claim review, provider reimbursement, professional review, pharmacy services, directed care services, Medicare solutions, and clearinghouse services. The percentages of total revenues attributable to patient management and network solutions services for the quarters ended December 31, 2014 and December 31, 2015 are as follows:

	December 31, 2014	December 31, 2015
Patient management services	56.1%	54.7%
Network solutions services	43.9%	45.3%

The following table sets forth, for the periods indicated, the dollar amounts, dollar and percent changes, share changes, and the percentage of revenues represented by certain items reflected in the Company’s consolidated income statements for the three months ended December 31, 2014 and December 31, 2015. The Company’s past operating results are not necessarily indicative of future operating results.

	Three Months Ended December 31, 2014	Three Months Ended December 31, 2015	Change	Percentage Change
Revenue	$122,352,000	$123,891,000	$1,539,000	1.3%
Cost of revenues	98,224,000	98,659,000	435,000	0.4%

Gross profit	24,128,000	25,232,000	1,104,000	4.6%

Gross profit as percentage of revenue	19.7%	20.4%

General and administrative	13,834,000	14,501,000	667,000	4.8%
General and administrative as percentage of revenue	11.3%	11.7%

Income before income tax provision	10,294,000	10,731,000	437,000	4.2%

Income before income tax provision as percentage of revenue	8.4%	8.7%

Income tax provision	3,462,000	4,040,000	578,000	16.7%

Net income	$6,832,000	$6,691,000	$(141,000)	(2.1%)

Weighted Shares
Basic	20,599,000	19,673,000	(926,000)	(4.5%)
Diluted	20,786,000	19,852,000	(934,000)	(4.5%)

Earnings Per Share
Basic	$0.33	$0.34	$0.01	3.0%
Diluted	$0.33	$0.34	$0.01	3.0%

Revenues

Change in revenue from the quarter ended December 31, 2014 to the quarter ended December 31, 2015

Revenues increased from $122.4 million for the three months ended December 31, 2014 to $123.9 million for the three months ended December 31, 2015, an increase of $1.5 million, or 1.3%. The increase in revenues was due to an increase in network solutions services, which increased by 4.7%, from $53.7 million to $56.2 million. The increase in network solutions services was offset by a decrease in patient management services, which decreased from $68.6 million to $67.7 million.

Cost of Revenues

The Company’s cost of revenues consist of direct expenses, costs directly attributable to the generation of revenue, and field indirect costs which are incurred in the field to support the operations in the field offices which generate the revenue. Direct costs are primarily case manager salaries, bill review analysts, related payroll taxes and fringe benefits, costs for independent medical examination (IME), prescription drugs, and MRI providers. Most of the Company’s revenues are generated in offices which provide both patient management services and network solutions services. The largest of the field indirect costs are manager salaries and bonuses, account executive base pay and commissions, administrative and clerical support, field systems personnel, PPO network developers, related payroll taxes and fringe benefits, office rent, and telephone expenses. Approximately 33% of the costs incurred in the field are field indirect costs which support both the patient management services and network solutions operations of the Company’s field operations.

Change in cost of revenues from the quarter ended December 31, 2014 to the quarter ended December 31, 2015

Cost of revenues increased from $98.2 million in the three months ended December 31, 2014 to $98.7 million in the three months ended December 31, 2015, an increase of $0.4 million or 0.4%. The increase in cost of revenues was primarily due to an increase in network solutions costs, which was slightly offset by a decrease in patient management costs due to the above mentioned changes in revenue.

General and Administrative Expense

For the quarter ended December 31, 2015, general and administrative expense consisted of approximately 61% of corporate systems costs, which include corporate systems support, implementation and training, rules engine development, national information technology (IT) strategy and planning, amortization of software development costs, depreciation of the hardware costs in the Company’s national systems, the Company’s national wide area network, and other systems related costs. The remaining 39% of the general and administrative expense consisted of national marketing, national sales support, corporate legal, corporate insurance, human resources, accounting, product management, new business development and other general corporate matters.

Change in general and administrative expense from the quarter ended December 31, 2014 to the quarter ended December 31, 2015

General and administrative expense increased from $13.8 million in the quarter ended December 31, 2014 to $14.5 million in the quarter ended December 31, 2015, an increase of $0.7 million, or 4.8%. Approximately half this increase was primarily due an increase in IT costs related to salaries, consultants, and software licensing. The other half of the increase was primarily due to an increase in legal costs related to mediation and employment litigations.

Income Tax Provision

Change in income tax expense from the quarter ended December 31, 2014 to the quarter ended December 31, 2015

Income tax expense increased by $0.6 million, or 16.7%, from $3.5 million for the quarter ended December 31, 2014 to $4.0 million for the quarter ended December 31, 2015 due to the increase in the effective tax rate. The income tax expense as a percentage of income before income taxes, also known as the effective tax rate, was 33.6% for the quarter ended December 31, 2014 and 37.7% for the quarter ended December 31, 2015. The rate decreased during the December 31, 2014 quarter due to changes in the tax law as well as the Company analyzing its state tax filings. The rate has returned closer to its normal percentage for the current fiscal year.

Results of Operations for the nine months ended December 31, 2014 and the nine months ended December 31, 2015

The following table sets forth, for the periods indicated, the dollar amounts, dollar and percent changes, share changes, and the percentage of revenues represented by certain items reflected in the Company’s consolidated income statements for the nine months ended December 31, 2014 and December 31, 2015. The Company’s past operating results are not necessarily indicative of future operating results.

	Nine Months Ended December 31, 2014	Nine Months Ended December 31, 2015	Change	Percentage Change
Revenue	$370,430,000	$375,290,000	$4,860,000	1.3%
Cost of revenues	293,135,000	297,191,000	4,056,000	1.4%

Gross profit	77,295,000	78,099,000	804,000	1.0%

Gross profit as percentage of revenue	20.9%	20.8%

General and administrative	40,789,000	42,672,000	1,883,000	4.6%
General and administrative as percentage of revenue	11.0%	11.4%

Income before income tax provision	36,506,000	35,427,000	(1,079,000)	(3.0%)

Income before income tax provision as percentage of revenue	9.9%	9.4%

Income tax provision	13,492,000	13,568,000	76,000	0.6%

Net income	$23,014,000	$21,859,000	$(1,155,000)	(5.0%)

Weighted Shares
Basic	20,784,000	19,908,000	(876,000)	(4.2%)
Diluted	21,015,000	20,083,000	(932,000)	(4.4%)

Earnings Per Share
Basic	$1.11	$1.10	($0.01)	(0.9%)
Diluted	$1.10	$1.09	($0.01)	(0.9%)

Revenues

Change in revenue from the nine months ended December 31, 2014 to the nine months ended December 31, 2015

Revenues increased from $370.4 million for the nine months ended December 31, 2014 to $375.3 million for the nine months ended December 31, 2015, an increase of $4.9 million, or 1.3%. The Company’s patient management revenues increased $6.0 million, or 3.0%, from $201.1 million in the nine months ended December 31, 2014 to $207.1 million in the nine months ended December 31, 2015. The increase in patient management services was primarily due to an increase in the level of services provided to new and existing TPA customers. The Company’s network solutions revenues decreased from $169.3 million in the nine months ended December 31, 2014 to $168.2 million in the nine months ended December 31, 2015, a decrease of $1.1 million, or 0.6%. The decrease in network solutions revenue was primarily due to a slight decrease in revenue per bill. This is due to a mix shift in the types of bills reviewed, because of this, the Company earned less revenue from higher revenue per bill customers and more revenue from lower revenue per bill customers.

Cost of Revenues

Change in cost of revenue from the nine months ended December 31, 2014 to the nine months ended December 31, 2015

Cost of revenues increased from $293.1 million in the nine months ended December 31, 2014 to $297.2 million in the nine months ended December 31, 2015, an increase of $4.1 million, or 1.4%. Direct salaries increased from $77 million for the nine months ended December 31, 2014 to $84 million for the nine months ended December 31, 2015 due to an increase in headcount and annual raises.

General and Administrative Expense

Change in general and administrative expense from the nine months ended December 31, 2014 to the nine months ended December 31, 2015

General and administrative expense increased from $40.8 million in the nine months ended December 31, 2014 to $42.7 million in the nine months ended December 31, 2015, an increase of $1.9 million, or 4.6%. This increase was partially due to IT costs related to salaries, consultants, and software licensing. IT costs represent $25.2 million of the total general and administrative expense for the nine months ended December 31, 2015. Additionally, the increase in general and administrative expense was primarily due to an increase in legal costs related to mediation and employment litigations, and also related to one-time refunds that were recognized from the prior year.

Income Tax Provision

Change in income tax expense from the nine months ended December 31, 2014 to the nine months ended December 31, 2015

Income tax expense increased from $13.5 million in the nine months ended December 31, 2014 to $13.6 million in the nine months ended December 31, 2015, an increase $0.1 million, or 0.6%, due to a slight increase in the effective tax rate. The income tax expense as a percentage of income before income taxes, also known as the effective tax rate, was 37.0% for the nine months ended December 31, 2014 and 38.3% for the nine months ended December 31, 2015. The income tax provision rates were based upon management’s review of the Company’s estimated annual income tax rate, including state taxes. This effective tax rate differed from the statutory federal tax rate of 35.0% primarily due to state income taxes and certain non-deductible expenses offset by tax credits.

Liquidity and Capital Resources

The Company has historically funded its operations and capital expenditures primarily from cash flow from operations, and to a lesser extent, proceeds from stock option exercises. Working capital increased $2.0 million, from $45.1 million as of March 31, 2015 to $47.0 million as of December 31, 2015. Cash increased from $25.5 million as of March 31, 2015 to $26.5 million as of December 31, 2015, an increase of $1.0 million.

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

As of December 31, 2015, the Company had $26.5 million in cash and cash equivalents, invested primarily in short-term, interest-bearing, highly liquid investment-grade securities with maturities of 90 days or less.

In September 2015, the Company renewed a line of credit agreement. The line is with a financial institution to provide a revolving credit facility with borrowing capacity of up to $10 million. Borrowings under this agreement, as amended, bear interest, at the Company’s option, at a fixed LIBOR-based rate plus 1.50% or at a fluctuating rate determined by the financial institution to be 1.50% above the daily one-month LIBOR rate. The loan covenants require the Company to maintain the current assets to liabilities ratio of at least 1.25:1, debt to tangible net worth not greater than 1.25:1 and have positive net income. There were no outstanding revolving loans as of December 31, 2015, but letters of credit in the aggregate amount of $4.5 million have been issued separate from the line of credit and therefore do not reduce the amount of borrowings available under the revolving credit facility. The renewed credit agreement expires in September 2016.

The Company believes that the cash balance at December 31, 2015, along with anticipated internally generated funds and the credit facility, will be sufficient to meet the Company’s expected cash requirements for at least the next twelve months.

Operating Cash Flows

Nine months ended December 31, 2014 compared to nine months ended December 31, 2015

Net cash provided by operating activities increased from $33.1 million in the nine months ended December 31, 2014 to $36.8 million in the nine months ended December 31, 2015, an increase of $3.7 million. The increase in cash flow from operating activities was due to a decrease in prepaid taxes and an increase in depreciation and amortization. The decrease in prepaid taxes was due to earlier taxes paid during the prior year based on estimates and during the current year, the Company is paying on a timelier basis. The increase in depreciation and amortization was due to an increase in property and equipment from the Las Vegas and Portland Administrative offices moves that occurred in the prior year, which are now complete.

Investing Activities

Nine months ended December 31, 2014 compared to nine months ended December 31, 2015

Net cash flow used in investing activities decreased from $16.2 million in the nine months ended December 31, 2014 to $12.5 million in the nine months ended December 31, 2015, a decrease of $3.7 million. This decrease was primarily due to capital purchases decreasing from $14.8 million for the nine months ended December 31, 2014 to $11.9 million for the nine months ended December 31, 2015. This decrease was due to spending in the prior year for the data center in Las Vegas.

Financing Activities

Nine months ended December 31, 2014 compared to nine months ended December 31, 2015

Net cash flow used in financing activities increased from $20.7 million for the nine months ended December 31, 2014 to $23.3 million for the nine months ended December 31, 2015, an increase of $2.6 million. The increase is primarily due to larger purchases of treasury stock and due to a lower cost per share price. The average share price purchased decreased from $38.76 for the nine months ended December 31, 2014 to $34.22 for the nine months ended December 31, 2015.

Contractual Obligations

The following table summarizes the Company’s contractual obligations outstanding as of December 31, 2015:

	Payments Due by Period
	Total	Within One Year	Between One and Three Years	Between Three and Five Years	More than Five Years
Operating leases	$43,273,000	$13,807,000	$17,120,000	$8,097,000	$4,249,000
Uncertain tax positions *	$1,734,000	$1,734,000	—	—	—

Total	$45,007,000	$15,541,000	$17,120,000	$8,097,000	$4,249,000

*	See Note A to the Notes to Consolidated Financial Statements

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

Off-Balance Sheet Arrangements

The Company is not a party to off-balance sheet arrangements as defined by the rules of the SEC. However, from time to time the Company enters into certain types of contracts that contingently require the Company to indemnify parties against third-party claims. The contracts primarily relate to: (i) certain contracts to perform services, under which the Company may provide customary indemnification to the purchases of such services; (ii) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises; and (iii) certain agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their relationship with the Company.

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

The Company must make significant judgments and estimates in determining contractual and bad debt allowances in any accounting period. One significant uncertainty inherent in the Company’s analysis is whether its past experience will be indicative of future periods. Although the Company considers future projections when estimating contractual and bad debt allowances, the Company ultimately makes its decisions based on the best information available to it at that time. Adverse changes in general economic conditions or trends in reimbursement amounts for the Company’s services could affect the Company’s contractual and bad debt allowance estimates, collection of accounts receivable, cash flows, and results of operations. No one customer accounted for 10% or more of accounts receivable at March 31, 2015 or December 31, 2015.

Goodwill and Long-Lived Assets: Goodwill arising from business combinations represents the excess of the purchase price over the estimated fair value of the net assets of the acquired business. Pursuant to ASC 350-10 through ASC 350-30, “Goodwill and Other Intangible Assets,” goodwill is tested annually for impairment or more frequently if circumstances indicate the potential for impairment. Also, management tests for impairment of its amortizable intangible assets and long-lived assets annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company’s impairment is conducted at a regional level. The measurement of fair value is based on an evaluation of market capitalization and is further tested using a multiple of earnings approach. In projecting the Company’s cash flows, management considers industry growth rates and trends and cost structure changes. Based on management’s evaluations, no indicators of impairment of its goodwill, intangible assets or other long-lived assets existed at December 31, 2015. However, future events or changes in current circumstances could affect the recoverability of the carrying value of goodwill and long-lived assets. Should an asset be deemed impaired, an impairment loss would be recognized to the extent the carrying value of the asset exceeded its estimated fair market value.

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

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes,” which requires all deferred tax assets and liabilities to be classified as noncurrent on the balance sheet. The new accounting guidance is effective for annual reporting periods beginning after December 15, 2016 and interim periods therein. Early adoption is permitted as of the beginning of interim or annual reporting periods. The Company plans to adopt the standard prospectively in the fourth quarter of fiscal 2016.

In January 2016, the FASB issued ASU 2016-01 regarding Subtopic 825-10, Financials Instruments – Overall: Recognition and Measurements of Financial Assets and Financial Liabilities. The standard addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. It requires that most equity investment be measured at fair value, with subsequent changes in fair value recognized in net income. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. We are currently evaluating the accounting, transition, and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2015, the Company held no market risk sensitive instruments for trading purposes, and the Company did not employ any derivative financial instruments, other financial instruments, or derivative commodity instruments to hedge any market risk. The Company had no debt outstanding as of December 31, 2015, and therefore, had no market risk related to debt.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2015, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the nine months ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In 1996, our Board of Directors authorized a stock repurchase program and has periodically increased the number of shares authorized for repurchase under the repurchase program. In November 2015, the Company’s Board of Directors approved a 1,000,000 share expansion to its existing stock repurchase plan, increasing the total number of shares approved for repurchase over the life of the program to 35,000,000 shares from the previous limit of 34,000,000 shares. There is no expiration date for the repurchase program. The timing and actual number of shares repurchased, if any, depend on a variety of factors including the timing of open trading windows, price, corporate and regulatory requirements, and other market conditions. The program may be suspended or discontinued at any time without prior notice. Repurchases pursuant to our stock repurchase program could affect our stock price and increase its volatility. The existence of a stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, repurchases under our stock repurchase program will diminish our cash reserves, which could impact our ability to pursue possible future strategic opportunities and acquisitions and could result in lower overall returns on our cash balances. There can be no assurance that any further stock repurchases will enhance stockholder value as the market price of our common stock may decline below the levels at which we repurchased shares of stock. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the period covered by this report. The following table shows the repurchases of the Company’s common stock made by or on behalf of the Company in open-market transactions for the quarter ended December 31, 2015 pursuant to a publicly announced plan.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that may yet be Purchased Under the Program
October 1 to October 31, 2015	99,403	$33.07	99,403	1,348,407
November 1 to November 30, 2015	71,205	36.41	71,205	1,277,202
December 1 to December 31, 2015	52,224	40.66	52,224	1,224,978

Total	222,832	$35.91	222,832	1,224,978

In 1996, the Company’s Board of Directors authorized a stock repurchase program for up to 900,000 shares of the Company’s common stock. The Company’s Board of Directors has periodically increased the number of shares authorized for repurchase under the repurchase program. In November 2015, the Company’s Board of Directors approved a 1,000,000 share expansion to its existing stock repurchase plan, increasing the total number of shares approved for repurchase over the life of the program to 35,000,000 shares from the previous limit of 34,000,000 shares. There is no expiration date for the repurchase program. As of December 31, 2015, the Company had repurchased 33,775,022 shares of its common stock over the life of the program.

Item 3 – Defaults Upon Senior Securities – None.

Item 4 – Mine Safety Disclosures – Not applicable.

Item 5 – Other Information – None.

Item 6 - Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Company. Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 10, 2011.

3.2	Amended and Restated Bylaws of the Company. Incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 filed on August 14, 2006.

3.3	Certification of Designation Increasing the Number of Shares of Series A Junior Participating Preferred Stock. Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 24, 2008.

10.1	Stock Option Agreement dated November 10, 2015 by and between CorVel Corporation and Richard J. Schweppe. Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 12, 2015.

10.2	Stock Option Agreement dated November 10, 2015 by and between CorVel Corporation and Michael G. Combs. Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 12, 2015.

10.3	Stock Option Agreement dated November 10, 2015 by and between CorVel Corporation and Diane J. Blaha. Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 12, 2015.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2015 and March 31, 2015; (ii) Consolidated Statements of Income for the three and nine months ended December 31, 2014 and 2015; (iii) Consolidated Statements of Cash Flows for the nine months ended December 31, 2014 and 2015; and (iv) Notes to Consolidated Financial Statements.

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

February 4, 2016