Form 10-K
period 2016-03-31
CORVEL CORP
filed 2016-06-10
CIK 874866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2016

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

As of September 30, 2015, the aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates of the Registrant was approximately $330,421,000 based on the closing price per share of $32.30 for the Registrant’s common stock as reported on the Nasdaq Global Select Market on such date multiplied by 10,229,765 shares (total outstanding shares of 19,787,279 less 9,557,514 shares held by affiliates) of the Registrant’s common stock which were outstanding on such date. For the purposes of the foregoing calculation only, all of the Registrant’s directors, executive officers and persons known to the Registrant to hold ten percent or greater of the Registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: As of June 3, 2016, there were 19,574,261 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Items 10 through 14 of Part III of this Form 10-K, to the extent not set forth herein, is incorporated herein by reference to portions of the Registrant’s definitive proxy statement for the Registrant’s 2016 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended March 31, 2016. Except with respect to the information specifically incorporated by reference in this Form 10-K, the Registrant’s definitive proxy statement is not deemed to be filed as a part of this Form 10-K.

CORVEL CORPORATION

2016 FORM 10-K ANNUAL REPORT

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

INDUSTRY OVERVIEW

Workers’ compensation is a federally mandated, state-legislated insurance program that requires employers to fund medical expenses, lost wages and other costs resulting from work-related injuries and illnesses. Workers’ compensation benefits and arrangements vary extensively on a state-by-state basis and are often highly complex. State statutes and court decisions control many aspects of the compensation process, including claims handling, impairment or disability evaluation, dispute settlement, benefit amount guidelines and cost-control strategies.

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

FISCAL 2016 DEVELOPMENTS

Company Stock Repurchase Program

During fiscal 2016, the Company continued to repurchase shares of its common stock under a plan originally approved by the Company’s Board of Directors in 1996. In November 2015, the Company’s Board of Directors increased the number of shares of common stock authorized to be repurchased over the life of the plan by 1,000,000 shares of common stock to 35,000,000 shares of common stock. During fiscal 2016, the Company spent $31.5 million to repurchase 893,771 shares of its common stock. Since commencing this program in the fall of 1996, the Company has repurchased 33,886,259 shares of its common stock through March 31, 2016, at a cost of $392 million. These repurchases were funded primarily from the Company’s operating cash flows.

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

INDUSTRY, CUSTOMERS AND MARKETING

CorVel serves a diverse group of customers that include insurers, third party administrators, self-administered employers, government agencies, municipalities, state funds, and numerous other industries. CorVel is able to provide workers’ compensation services to virtually any size employer and in any state or region of the United States. No single customer of the Company represented more than 10% of revenues in fiscal 2014, 2015 and 2016. Many claims management decisions in workers’ compensation are the responsibility of the local claims office of national or regional insurers. The Company’s national branch office network enables the Company to market and offer its services at both a local and national account level. The Company is placing increasing emphasis on national account marketing. The sales and marketing activities of the Company are conducted primarily by account executives located in key geographic areas.

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

EMPLOYEES

As of March 31, 2016, CorVel had 3,508 employees, including nurses, therapists, counselors and other employees. No employees are represented by any collective bargaining unit. Management believes the Company’s relationship with its employees to be good.

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

In 1996, our Board of Directors authorized a stock repurchase program and has periodically increased the number of shares authorized for repurchase under the repurchase program. The most recent increase occurred in November 2015 and brought the number of shares authorized for repurchase over the life of the program to 35,000,000 shares. There is no expiration date for the repurchase program. The timing and actual number of shares repurchased, if any, depend on a variety of factors including the timing of open trading windows, price, corporate and regulatory requirements, and other market conditions. The program may be suspended or discontinued at any time without prior notice. Repurchases pursuant to our stock repurchase program could affect our stock price and increase its volatility. The existence of a stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, repurchases under our stock repurchase program will diminish our cash reserves, which could impact our ability to pursue possible future strategic opportunities and acquisitions and could result in lower overall returns on our cash balances. There can be no assurance that any further stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares of stock. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

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

The cost of commercial professional and general liability insurance coverage has risen significantly in the past several years, and this trend may continue. In addition, if we were to suffer a material loss, our costs may increase over and above the general increases in the industry. If the costs associated with insuring our business continue to increase, it may adversely affect our business. We believe our current level of insurance coverage is adequate for a company of our size engaged in our business. Additionally, we may have difficulty getting carriers to pay under coverage in certain circumstances.

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

Market Information

The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol CRVL. The quarterly high and low per share sales prices for the Company’s common stock for fiscal years 2015 and 2016 as reported by NASDAQ are set forth below for the periods indicated. These prices represent prices among dealers, do not include retail markups, markdowns or commissions, and may not represent actual transactions.

	High	Low
Fiscal Year Ended March 31, 2015:
Quarter Ended June 30, 2014:	$52.63	$42.18
Quarter Ended September 30, 2014:	47.21	28.08
Quarter Ended December 31, 2014:	38.34	31.47
Quarter Ended March 31, 2015:	37.93	31.91

Fiscal Year Ended March 31, 2016:
Quarter Ended June 30, 2015:	$39.29	$31.13
Quarter Ended September 30, 2015:	34.62	29.27
Quarter Ended December 31, 2015:	46.20	30.61
Quarter Ended March 31, 2016:	46.92	38.64

Holders. As of June 3, 2016, there were approximately 1,038 holders of record of the Company’s common stock according to the information provided by the Company’s transfer agent.

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

Unregistered Sales of Equity Securities. None.

Issuer Purchases of Equity Securities: The following table summarizes purchases of the Company’s common stock made by or on behalf of the Company for the quarter ended March 31, 2016 pursuant to a publicly announced plan.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that may yet be Purchased Under the Program
January 1 to January 31, 2016	42,569	$43.42	42,569	1,182,409
February 1 to February 29, 2016	41,596	43.19	41,596	1,140,813
March 1 to March 31, 2016	27,072	40.59	27,072	1,113,741

Total	111,237	$42.65	111,237	1,113,741

In 1996, the Company’s Board of Directors authorized a stock repurchase program initially for up to 100,000 shares of the Company’s common stock. The Company’s Board of Directors has periodically increased the number of shares of common stock authorized for repurchase under the program. In November 2015, the Company’s Board of Directors increased the number of shares of common stock authorized to be repurchased over the life of the plan by 1,000,000 shares of common stock to 35,000,000 shares of common stock. As of March 31, 2016, the Company has repurchased 33,886,259 shares of its common stock over the life of the program. There is no expiration date for the plan.

STOCK PERFORMANCE GRAPH

The graph depicted below shows a comparison of cumulative total stockholder returns for the Company, the NASDAQ and the NASDAQ Health Services Index over a five year period beginning on March 31, 2011. The data depicted on the graph are as set forth in the chart below the graph. The graph assumes that $100 was invested in the Company’s Common Stock on March 31, 2011, and in each index, and that all dividends were reinvested. No cash dividends have been paid or declared on the Common Stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

	2011	2012	2013	2014	2015	2016
CorVel Corporation	100.00	75.01	93.06	187.14	129.41	148.25
U.S. NASDAQ	100.00	111.16	117.49	150.98	176.22	175.11
U.S. NASDAQ Healthcare Services	100.00	114.36	146.82	203.76	275.69	221.74

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

As of March 31, 2016, the Company held no market risk sensitive instruments for trading purposes and the Company did not employ any derivative financial instruments, other financial instruments, or derivative commodity instruments to hedge any market risk.

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

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control — Integrated Framework (“2013 COSO framework”). Based on this assessment, our management concluded that our internal control over financial reporting was effective as of March 31, 2016 to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Our independent registered public accounting firm, Haskell & White LLP, has issued an audit report on the effectiveness of our internal control over financial reporting as of March 31, 2016 as stated in their report that is included in Part II, Item 8 herein.

Changes to Internal Control over Financial Reporting

During the quarter ended March 31, 2016, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information in the sections titled “Proposal One: Election of Directors,” “Corporate Governance, Board Composition and Board Committees,” “Executive Officers of CorVel,” and “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the Company’s Definitive Proxy Statement for the 2016 Annual Meeting of Stockholders is incorporated herein by reference.

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

The information in the sections titled “Executive Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” and “Compensation of Directors,” appearing in the Company’s Definitive Proxy Statement for the 2016 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information in the sections titled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matter” and “Equity Compensation Plan Information” appearing in the Company’s Definitive Proxy Statement for the 2016 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13.	Certain Relationships and Related Party Transactions, and Director Independence.

The information in the sections titled “Certain Relationships and Related Person Transactions,” “Proposal One: Election of Directors,” and “Corporate Governance, Board Composition and Board Committees” appearing in the Company’s Definitive Proxy Statement for the 2016 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information under the captions “Principal Accountant Fees and Services”, “Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors” and “Ratification of Appointment of Independent Auditors” appearing in the Company’s Definitive Proxy Statement for the 2016 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements:

The Company’s financial statements appear in a separate section of this Annual Report on Form 10-K beginning on the pages referenced below:

(2) Financial Statement Schedule:

The Company’s consolidated financial statements, as listed under Item 15(a) (1), appear in a separate section of this Annual Report on Form 10-K. The Company’s financial statement schedule is as follows:

Schedule II — Valuation and Qualifying Accounts

	Balance at Beginning of Year	Additions Charged to Cost and Expenses	Deductions	Balance at End of Year
Allowance for doubtful accounts:
Fiscal Year Ended March 31, 2016:	$1,645,000	$1,357,000	$(1,181,000)	$1,821,000
Fiscal Year Ended March 31, 2015:	1,745,000	1,730,000	(1,830,000)	1,645,000
Fiscal Year Ended March 31, 2014:	2,295,000	1,332,000	(1,882,000)	1,745,000

(3) Exhibits:

EXHIBITS

Exhibit No.	Title	Method of Filing

3.1	Amended and Restated Certificate of Incorporation of the Company	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 10, 2011.

3.2	Amended and Restated Bylaws of the Company	Incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 filed on August 14, 2006.

3.3	Certificate of Designation Increasing the Number of Shares of Series A Junior Participating Preferred Stock	Incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed on November 24, 2008.

4.1	Second Amended and Restated Preferred Shares Rights Agreement, dated as of November 17, 2008, by and between CorVel Corporation and Computershare Trust Company, N.A., including the original Certificate of Designation, the Certificate of Designation Increasing the Number of Shares, the form of Right Certificate (as amended) and the Summary of Rights (as amended) attached thereto as Exhibits A-1, A-2, A-3, B and C, respectively	Incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K filed on November 24, 2008.

10.1*	Nonqualified Stock Option Agreement between V. Gordon Clemons, Sr., the Company and North Star together with all amendments and addendums thereto	Incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 Registration No. 33-40629 initially filed on May 16, 1991.

10.2*	Supplementary Agreement between V. Gordon Clemons, Sr., the Company and North Star	Incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 Registration No. 33-40629 initially filed on May 16, 1991.

10.3*	Amendment to Supplementary Agreement between V. Gordon Clemons, Sr., the Company and North Star	Incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1992 filed on June 29, 1992.

10.4*	Restated Omnibus Incentive Plan (Formerly The Restated 1988 Executive Stock Option Plan)	Incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 filed on November 5, 2015.

Exhibit No.	Title	Method of Filing

10.5*	Forms of Notice of Grant of Stock Option, Stock Option Agreement and Notice of Exercise Under the Restated Omnibus Incentive Plan (Formerly The Restated 1988 Executive Stock Option)	Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 filed on November 9, 2006, Exhibits 10.7, 10.8 and 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994 filed on June 29, 1994, Exhibits 99.2, 99.3, 99.4, 99.5, 99.6, 99.7 and 99.8 to the Company’s Registration Statement on Form S-8 (File No. 333-94440) filed on July 10, 1995, and Exhibits 99.3 and 99.5 to the Company’s Registration Statement on Form S-8 (File No. 333-58455) filed on July 2, 1998.

10.6*	Employment Agreement of V. Gordon Clemons, Sr.	Incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 Registration No. 33-40629 initially filed on May 16, 1991.

10.7*	Restated 1991 Employee Stock Purchase Plan, as amended	Incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 filed on November 5, 2015.

10.8	Fidelity Master Plan for Savings and Investment, and amendments	Incorporated herein by reference to Exhibits 10.16 and 10.16A to the Company’s Registration Statement on Form S-1 Registration No. 33-40629 initially filed on May 16, 1991.

10.9	Second Amended and Restated Preferred Shares Rights Agreement, dated as of November 17, 2008, by and between CorVel Corporation and Computershare Trust Company, N.A., including the original Certificate of Designation, the Certificate of Designation Increasing the Number of Shares, the form of Rights Certificate (as amended) and the Summary of Rights (as amended) attached thereto as Exhibits A-1, A-2, A-3, B and C, respectively	Incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K filed on November 24, 2008.

10.10	Credit Agreement dated May 28, 2009 by and between CorVel Corporation and Wells Fargo Bank, National Association.	Incorporated herein by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed on June 4, 2009.

10.11	Revolving Line of Credit Note dated May 28, 2009 by CorVel Corporation in favor of Wells Fargo Bank, National Association.	Incorporated herein by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed on June 4, 2009.

10.12	First Amendment to Credit Agreement dated June 2, 2010 by and between CorVel Corporation and Wells Fargo Bank, National Association.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 7, 2010.

Exhibit No.	Title	Method of Filing

10.13	Revolving Line of Credit Note dated June 2, 2010 by CorVel Corporation in favor of Wells Fargo Bank, National Association.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 7, 2010.

10.14*	Stock Option Agreement dated December 6, 2010 between the company and Diane J. Blaha, providing performance vesting.	Incorporated herein by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014 filed on June 12, 2014.

10.15	Second Amendment to Credit Agreement dated September 1, 2011 by and between CorVel Corporation and Wells Fargo Bank, National Association.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 31, 2011.

10.16	Revolving Line of Credit Note dated September 1, 2011 by CorVel Corporation in favor of Wells Fargo Bank, National Association.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 31, 2011.

10.17*†	Stock option agreement dated November 3, 2011, between the Company and Diane J. Blaha, providing performance vesting.	Incorporated herein by references to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015 filed on June 11, 2015.

10.18	Third Amendment to Credit Agreement dated September 1, 2012 by and between CorVel Corporation and Wells Fargo Bank, National Association.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 7, 2012.

10.19	Revolving Line of Credit Note dated September 1, 2012 by CorVel Corporation in favor of Wells Fargo Bank, National Association.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 7, 2012.

10.20*†	Stock option agreement dated March 1, 2013, between the Company and V. Gordon Clemons, Sr., providing performance vesting.	Refiled herewith.

10.21*†	Stock option agreement dated March 1, 2013, between the Company and Scott McCloud, providing performance vesting.	Refiled herewith.

10.22*†	Stock option agreement dated March 1, 2013, between the Company and Donald C. McFarlane, providing performance vesting.	Refiled herewith.

10.23*†	Stock option agreement dated March 1, 2013, between the Company and Diane J. Blaha, providing performance vesting.	Refiled herewith.

10.24	Fourth Amendment to Credit Agreement dated September 1, 2013 by and between CorVel Corporation and Wells Fargo Bank, National Association.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 5, 2013.

Exhibit No.	Title	Method of Filing

10.25	Revolving Line of Credit Note dated September 1, 2013 by CorVel Corporation in favor of Wells Fargo Bank, National Association.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 5, 2013.

10.26*†	Stock option agreement dated November 4, 2013, between the Company and Scott McCloud, providing performance vesting.	Refiled herewith.

10.27*†	Stock option agreement dated November 4, 2013, between the Company and Donald C. McFarlane, providing performance vesting.	Refiled herewith.

10.28*†	Stock option agreement dated November 4, 2013, between the Company and Diane J. Blaha, providing performance vesting.	Refiled herewith.

10.29*†	Stock option agreement dated November 4, 2013, between the Company and Richard J. Schweppe, providing performance vesting.	Refiled herewith.

10.30*†	Stock option agreement dated March 1, 2013, between the Company and Richard J. Schweppe, providing performance vesting.	Refiled herewith

10.31	Fifth Amendment to Credit Agreement dated September 1, 2014 by and between CorVel Corporation and Wells Fargo Bank, National Association.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 5, 2014.

10.32	Revolving Line of Credit Note dated September 1, 2014 by CorVel Corporation in favor of Wells Fargo Bank, National Association.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 5, 2014.

10.33*†	Stock option agreement dated November 10, 2014, between the Company and Richard J. Schweppe, providing performance vesting.	Refiled herewith.

10.34*†	Stock option agreement dated November 10, 2014, between the Company and Diane J. Blaha, providing performance vesting.	Refiled herewith.

10.35	Sixth Amendment to Credit Agreement dated September 1, 2015 by and between CorVel Corporation and Wells Fargo Bank, National Association.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 4, 2015.

10.36	Revolving Line of Credit Note dated September 1, 2015 by CorVel Corporation in favor of Wells Fargo Bank, National Association.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 4, 2015.

10.37*†	Stock option agreement dated November 10, 2015, between the Company and Richard J. Schweppe, providing performance vesting.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 12, 2015.

Exhibit No.	Title	Method of Filing

10.38*†	Stock option agreement dated November 10, 2015, between the Company and Michael G. Combs, providing performance vesting.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 12, 2015.

10.39*†	Stock option agreement dated November 10, 2015, between the Company and Diane J. Blaha, providing performance vesting.	Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 12, 2015.

21.1	Subsidiaries of the Company	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm, Haskell & White LLP.	Filed herewith.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101.0	The following materials from CorVel Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2016 and March 31, 2015; (ii) Consolidated Statements of Income for the fiscal years ended March 31, 2016, 2015 and 2014; (iii) Consolidated Statements of Stockholders’ Equity for the fiscal years ended March 31, 2016, 2015 and 2014; (iv) Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2016, 2015 and 2014; and (v) Notes to Consolidated Financial Statements

*	– Denotes management contract or compensatory plan or arrangement.
†	– Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Securities and Exchange Commission.

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

Date: June 10, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ V. GORDON CLEMONS, SR. V. Gordon Clemons, Sr.	Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)	June 10, 2016

/S/ RICHARD J. SCHWEPPE Richard J. Schweppe	Chief Financial Officer (Principal Financial and Accounting Officer)	June 10, 2016

/S/ ALAN R. HOOPS Alan R. Hoops	Director	June 10, 2016

/S/ STEVEN J. HAMERSLAG Steven J. Hamerslag	Director	June 10, 2016

/S/ R. JUDD JESSUP R. Judd Jessup	Director	June 10, 2016

/S/ JEAN H. MACINO Jean H. Macino	Director	June 10, 2016

/S/ JEFFREY J. MICHAEL Jeffrey J. Michael	Director	June 10, 2016

SELECTED CONSOLIDATED FINANCIAL DATA

The following selected financial data for each of the five fiscal years ended March 31, 2016, have been derived from the Company’s audited consolidated financial statements. The following data should be read in conjunction with the Company’s Consolidated Financial Statements, the related notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The following amounts are in thousands, except per share data.

	Fiscal Year Ended March 31,
	2012	2013	2014	2015	2016
Income Statement Data:
Revenues	$412,668	$429,310	$478,816	$492,625	$503,584
Cost of revenues	318,826	337,650	370,335	392,656	399,040

Gross profit	93,842	91,660	108,481	99,969	104,544
General and administrative	50,405	47,765	51,974	54,405	58,484

Income before income taxes	43,437	43,895	56,507	45,564	46,060
Income tax provision	16,885	17,165	22,115	16,974	17,535

Net income	$26,552	$26,730	$34,392	$28,590	$28,525

Net income per share:
Basic	$1.16	$1.20	$1.63	$1.38	$1.44

Diluted	$1.14	$1.19	$1.61	$1.37	$1.43

Shares used in computing net income per share:
Basic	22,952	22,256	21,104	20,669	19,826
Diluted	23,254	22,458	21,372	20,890	20,004
Return on beginning of year equity	26.6%	24.2%	30.9%	22.6%	22.3%
Return on beginning of year assets	16.2%	15.6%	18.9%	13.3%	13.5%

	2012	2013	2014	2015	2016
Balance Sheet Data as of March 31,
Cash and cash equivalents	$6,597	$19,822	$34,866	$25,516	$32,779
Accounts receivable, net	49,334	49,105	57,229	57,537	59,747
Working capital	36,485	40,145	49,120	37,959	42,693
Total assets	171,882	182,382	214,481	211,573	220,269
Retained earnings	275,046	301,776	336,168	364,758	393,283
Treasury stock	(270,574)	(301,301)	(328,480)	(360,278)	(391,803)
Total stockholders’ equity	110,382	111,402	126,522	127,923	131,948

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

Business Enterprise Segments

The Company operates in one reportable operating segment, managed care. The Company’s services are delivered to its customers through its local offices in each region and financial information for the Company’s operations follows this service delivery model. All regions provide the Company’s patient management and network solutions services. FASB ASC 280-10, Segment Reporting, establishes standards for the way that public business enterprises report information about operating segments in annual and interim consolidated financial statements. The Company’s internal financial reporting is segmented geographically, as discussed above, and managed on a geographic rather than service line basis, with virtually all of the Company’s operating revenue generated within the United States.

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

Summary of Fiscal 2016 Annual Results

The Company had record revenues of $504 million for fiscal year ended March 31, 2016, an increase of $11 million, or 2.2%, compared to $493 million for fiscal year ended March 31, 2015. The increase was primarily due to growth in the TPA services and network solutions offset by a decrease in CERiS and a nominal decrease in case management.

During fiscal 2016, the Company’s gross profit increased to $104.5 million from $100.0 million in fiscal 2015, an increase of $4.6 million, or 4.6%. This increase was primarily due to cost of revenues increasing at a lower rate than revenues, partially due to a decrease in headcount.

During fiscal 2016, the Company’s general and administrative expenses increased to $58.5 million from $54.4 million in fiscal 2015, an increase of $4.1 million, or 7.5%. The increase was primarily due to an increase in legal and IT expenses.

During fiscal 2016, the Company’s operating income increased to $46.1 million from $45.6 million in fiscal 2015, an increase of $0.5 million, or 1.1%. This increase was primarily due to the aforementioned increase in revenues and gross profit.

Income tax expense increased by $0.6 million, or 3.3%, from $17.0 million in fiscal 2015 to $17.5 million in fiscal 2016. This increase was primarily due to increase in pre-tax income.

Weighted diluted shares decreased from 20.9 million shares in fiscal 2015 to 20.0 million shares in fiscal 2016, a decrease of 886,000 shares, or 4.2%. This decrease was primarily due to the repurchase of 893,771 shares of common stock in fiscal 2016. In November 2015, the Company’s Board of Directors increased the number of shares authorized to be repurchased over the life of the plan to 35,000,000 shares. Since commencing this program in the fall of 1996, the Company has repurchased 33,886,259 shares of its common stock through March 31, 2016, at a cost of $392 million. These repurchases were funded primarily from the Company’s operating cash flows.

Diluted earnings per share increased from $1.37 in fiscal 2015 to $1.43 in fiscal 2016, an increase of $0.06 per share, or 4.4%. The increase in diluted earnings per share was primarily due to a reduction in the number of shares outstanding of 4.2% due to shares repurchases.

Results of Operations

The Company derives its revenues from providing patient management and network solutions services to payors of workers’ compensation benefits, auto insurance claims and health insurance benefits. Patient management services include utilization review, medical case management, vocational rehabilitation, and claims processing. Network solutions revenues include fee schedule auditing, hospital bill auditing, independent medical examinations, diagnostic imaging review services and preferred provider referral services. The percentages of total revenues attributable to patient management and network solutions services for the fiscal years ended March 31, 2014, 2015, and 2016 are listed below.

	2014	2015	2016
Patient management services	51.9%	54.5%	55.1%
Network solutions services	48.1%	45.5%	44.9%

	100.0%	100.0%	100.0%

As noted in the table above, from fiscal 2014 to fiscal 2016, the mix of the Company’s revenues moved 3.2 percentage points from network solutions to patient management. This mix shift is primarily due to the Company’s increased focus in the sale of TPA services which are included with patient management services. The Company expects to have more growth in the sale of TPA services than its other services because we are focusing more of our efforts in this area and because we believe the opportunities for growth in revenue and gross profits are better in this area.

The following table shows the consolidated income statements for the past three fiscal years and the dollar changes as well as the percentage changes for each fiscal year in thousands, except for per share information.

	Fiscal 2014	Fiscal 2015	Fiscal 2016	Amount Change from Fiscal 2014 to 2015	Amount Change from Fiscal 2015 to 2016	Percent Change from Fiscal 2014 to 2015	Percent Change from Fiscal 2015 to 2016
Revenues	$478,816	$492,625	$503,584	$13,809	$10,959	2.9%	2.2%
Cost of revenues	370,335	392,656	399,040	22,321	6,384	6.0	1.6

Gross profit	108,481	99,969	104,544	(8,512)	4,575	(7.8)	4.6
General and administrative	51,974	54,405	58,484	2,431	4,079	4.7	7.5

Income before income taxes	56,507	45,564	46,060	(10,943)	496	(19.4)	1.1
Income tax provision	22,115	16,974	17,535	(5,141)	561	(23.2)	3.3

Net income	$34,392	$28,590	$28,525	($5,802)	($65)	(16.9%)	(0.2%)

Net income per share:
Basic	$1.63	$1.38	$1.44	$(0.25)	$0.06	(15.3%)	4.3%
Diluted	$1.61	$1.37	$1.43	$(0.24)	$0.06	(14.9%)	4.4%
Shares used in net income per share:
Basic	21,104	20,669	19,826	(435)	(843)	(2.1%)	(4.1%)
Diluted	21,372	20,890	20,004	(482)	(886)	(2.3%)	(4.2%)

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

The following table sets forth, for the periods indicated, the percentage of revenues represented by certain items reflected in the Company’s consolidated income statements. The Company’s past operating results are not necessarily indicative of future operating results. The percentages for the three fiscal years ended March 31, 2014, 2015 and 2016 are as follows:

Income Statement Percentages	2014	2015	2016
Revenues	100.0%	100.0%	100.0%
Cost of revenues	77.3%	79.7%	79.2%

Gross profit	22.7%	20.3%	20.8%
General and administrative	10.9%	11.0%	11.6%

Income before income taxes	11.8%	9.3%	9.2%
Income tax provision	4.6%	3.4%	3.5%

Net Income	7.2%	5.9%	5.7%

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

Change in Revenue

Fiscal 2016 Compared to Fiscal 2015

Revenues increased by 2.2%, to $504 million in fiscal 2016, from $493 million in fiscal 2015, an increase of $11 million. The increase was primarily due to growth in the TPA services within patient management due to an increase in customers. Patient management revenues, which include TPA services, increased by $8.6 million, or 3.2%, from $269 million in fiscal 2015 to $277 million in fiscal 2016. This increase in revenues from TPA services was due to a 7% increase in the number of customers, which contributed to a 7% increase in the total number of claims opened during the fiscal year. Network solutions services revenues increased by $2.3 million, or 1.0%, from $224 million in fiscal 2015 to $226 million in fiscal 2016.

Fiscal 2015 Compared to Fiscal 2014

Revenues increased by 2.9%, to $493 million in fiscal 2015, from $479 million in fiscal 2014, an increase of $14 million. The increase was primarily due to growth in the TPA services within patient management due to an increase in customers. Patient management revenues, which include TPA services, increased by $21 million, or 8.5%, from $248 million in fiscal 2014 to $269 million in fiscal 2015. This increase in revenues from TPA services was due to a 5% increase in the number of customers, which contributed to an 11% increase in the total number of claims opened during the fiscal year. Network solutions services revenues decreased by $6.0 million, or 2.6%, from $230 million in fiscal 2014 to $224 million in fiscal 2015, due to a 5% decrease in the number of bills processed slightly offset by a 2% increase in the revenue per bill.

Cost of Revenue

The Company’s cost of revenues consist of direct expenses, costs directly attributable to the generation of revenue, and field indirect costs which are incurred in the field to support the operations in the field offices which generate the revenue. Direct costs are primarily case manager salaries, bill review analysts, related payroll taxes and fringe benefits, and costs for Independent Medical Examinations (IME), prescription drugs, and MRI providers. Most of the Company’s revenues are generated in offices which provide both patient management services and network solutions services. The largest of the field indirect costs are manager salaries and bonus, account executive base pay and commissions, administrative and clerical support, field systems personnel, PPO network developers, related payroll taxes, fringe benefits, office rent, and telephone expense. During fiscal 2015 and 2016, approximately 32% of the costs incurred in the field are field indirect costs which support both the patient management services and network solutions operations of the Company’s field operations.

Change in Cost of Revenue

Fiscal 2016 Compared to Fiscal 2015

The Company’s cost of revenues increased from $393 million in fiscal 2015 to $399 million in fiscal 2016, an increase of 1.6%, or $6 million. The increase in cost of revenues was primarily due to the 2.2% increase in revenues noted above. The increase in cost of revenues also was due to an increase in lower margin patient management TPA services due to competitive pricing and a decrease in higher margin bill review services. Pharmacy costs increased from $61 million to $64 million due to an increase in revenue in this line of business, which is due to an increase in volume. Additionally, our direct labor costs increased from $107 million to $113 million due to increased headcount in TPA services.

Fiscal 2015 Compared to Fiscal 2014

The Company’s cost of revenues increased from $370 million in fiscal 2014 to $393 million in fiscal 2015, an increase of 6.0%, or $22 million. The increase in cost of revenues was primarily due to the 2.9% increase in revenues noted above. The cost of revenues increased at a higher rate than revenue due to an increase in lower margin patient management TPA services and a decrease in higher margin bill review services. Pharmacy costs increased from $59 million to $61 million due to an increase in revenue in this line of business. Additionally, headcount increased which is reflected in our direct labor costs that increased from $99 million to $107 million due to increased services to TPA customers.

General and Administrative Expense

During fiscal years 2014, 2015 and 2016, approximately 59%, 61%, and 60% respectively, of general and administrative costs consisted of corporate systems costs, which include the corporate systems support, implementation and training, rules engine development, national information technology (IT) strategy and planning, depreciation of the hardware costs in the Company’s corporate offices and backup data center, the Company’s national wide area network, and other systems related costs. The Company includes all IT related costs managed by the corporate office in general and administrative whereas the field IT related costs are included in the cost of revenues. The remaining general and administrative costs consist of national marketing, national sales support, corporate legal, corporate insurance, human resources, accounting, product management, new business development, and other general corporate expenses.

Change in General and Administrative Expense

Fiscal 2016 Compared to Fiscal 2015

General and administrative expense increased 7.5%, from $54.4 million in fiscal 2015 to $58.5 million in fiscal 2016. Legal expenses increased $2.1 million due to the settlement of two lawsuits during the last quarter of fiscal 2016. IT expenses increased from $33 million in fiscal 2015 to $34 million in fiscal 2016 due to hardware and internally developed software depreciation.

Fiscal 2015 Compared to Fiscal 2014

General and administrative expense increased 4.7% from $52 million in fiscal 2014 to $54.4 million in fiscal 2015. In fiscal 2015, the Company increased IT expenses related to a new data center being brought online to increase system capacity. IT expenses increased from $31 million in fiscal 2014 to $33 million in fiscal 2015.

Income Tax Provision

Fiscal 2016 Compared to Fiscal 2015

The Company’s income tax expense was $17.0 million for fiscal year 2015 and $17.5 million for fiscal year 2016. The income tax expense was calculated based on a 37.3% tax rate for fiscal year 2015 and 38.1% for fiscal year 2016. The increase of $0.5 million was primarily due to an increase in income before income taxes and a higher tax rate. The income tax provision rates were based upon management’s review of the Company’s estimated annual income tax rate, including state taxes. This effective tax rate differed from the statutory federal tax rate of 35.0% primarily due to state income taxes and certain non-deductible expenses offset by tax credits.

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

Net Income

Fiscal 2016 Compared to Fiscal 2015

The Company’s net income for fiscal years 2015 and 2016 were $28.6 million and $28.5 million, respectively, a decrease of $0.1 million. The Company’s net income was relatively unchanged due to an increase in gross profit, which was offset by an increase in general and administrative expense and an increase in the tax rate.

Fiscal 2015 Compared to Fiscal 2014

The Company’s net income for fiscal years 2014 and 2015 was $34.4 million and $28.6 million, respectively. The Company’s net income in fiscal 2015 decreased due to a decrease in gross profit margin due to an increase in lower margin TPA business.

Earnings per Share

Fiscal 2016 Compared to Fiscal 2015

The Company’s diluted earnings per share for fiscal years 2015 and 2016 were $1.37 and $1.43, respectively, an increase of $0.06. The Company’s earnings per share in fiscal 2016 increased primarily due to a decrease in diluted weighted shares outstanding because of shares repurchased in the Company’s share repurchase program.

Fiscal 2015 Compared to Fiscal 2014

The Company’s diluted earnings per share for fiscal years 2014 and 2015 were $1.61 and $1.37, respectively. The Company’s earnings per share in fiscal 2015 decreased due to a decrease in net income of $5.8 million.

Liquidity and Capital Resources

Introduction

The Company manages its liquidity and financial position in the context of its overall business strategy. The Company continually forecasts and manages its cash, investments, working capital balances and capital structure to meet the short- and long-term obligations of its businesses while seeking to maintain liquidity and financial flexibility. Cash flows generated from operating activities are principally from earnings before non-cash expenses. The risk of decreased operating cash flow from a decline in earnings is partially mitigated by the diversity of the Company’s services, geographies and customers, and the Company has had virtually no interest-bearing debt for the past 25 years.

The Company has historically funded its operations and capital expenditures primarily from cash flow from operations, and to a lesser extent, stock option exercises. The Company’s net accounts receivables have averaged below 43 days of average sales for the past two fiscal years and were at 42 days at March 31, 2016. The Company expects days sales outstanding (“DSO”) to remain in the low to mid 40-day range. Property, net of accumulated depreciation, has historically averaged approximately 11% or less of annual revenue. The Company’s historical profit margins and historical ratio of investments in assets used in the business has allowed the Company to generate sufficient cash flow to repurchase $392 million of its common stock during the past nineteen fiscal years, on inception-to-date net earnings of $393 million. The Company repurchases shares during periods of excess liquidity which has occurred in all 25 years the Company has been public. Should the Company have lower income or cash flows, it could reduce or eliminate the share repurchase program until earnings and cash flow improves. Working capital increased from $38 million to $43 million from March 31, 2015 to March 31, 2016.

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

As of March 31, 2016, the Company had $33 million in cash and cash equivalents, invested primarily in short-term, interest-bearing highly liquid investment-grade securities with maturities of 90 days or less.

In September 2015, the Company renewed a line of credit agreement. The line is with a financial institution to provide a revolving credit facility with borrowing capacity of up to $10 million. Borrowings under this agreement, as amended, bear interest, at the Company’s option, at a fixed LIBOR-based rate plus 1.50% or at a fluctuating rate determined by the financial institution to be 1.50% above the daily one-month LIBOR rate. The loan covenants require the Company to maintain the current assets to liabilities ratio of at least 1.25:1, debt to tangible net worth not greater than 1.25:1 and have positive net income. There were no outstanding revolving loans as of March 31, 2016, but letters of credit in the aggregate amount of $4.5 million have been issued separate from the line of credit and therefore do not reduce the amount of borrowings available under the revolving credit facility. The credit agreement expires in September 2016.

The Company believes that the cash balance at March 31, 2016 along with anticipated internally generated funds, and the credit facility would be sufficient to meet the Company’s expected cash requirements for at least the next twelve months.

Operating Cash Flows

Fiscal 2016 Compared to Fiscal 2015

Net cash provided by operating activities was $44 million in fiscal 2015 and $51 million in fiscal 2016. This increase was primarily due to the fact that in the prior year, the Company had a higher prepaid tax balance than the current year. During fiscal 2016, the Company’s prepaid tax is closer to the actual tax liability as compared to fiscal 2015.

Fiscal 2015 Compared to Fiscal 2014

Net cash provided by operating activities was $55 million in fiscal 2014 and $44 million in fiscal 2015. Net income decreased by $5.8 million, there was also a decrease in accounts and taxes payable. This was due to a decrease in the tax rate, which was partially offset by an increase in accounts receivable.

Investing Activities

Fiscal 2016 Compared to Fiscal 2015

Net cash flow used in investing activities decreased from $24 million in fiscal 2015 to $17 million in fiscal 2016. The decrease in cash flow used in investing activities was due to a decrease in property additions during fiscal 2016. In fiscal 2015, there was an increase in leasehold improvements and in the amount spent on capitalized hardware related to a new data center being built out to increase our system capacity.

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

Financing Activities

Fiscal 2016 Compared to Fiscal 2015

Net cash flow used in financing activities decreased from $29.4 million in fiscal 2015 to $26.7 million in fiscal 2016. The decrease in cash flow used in financing activities was due to an increase in proceeds from exercise of stock options. During fiscal 2016, the Company spent $31.5 million to repurchase 893,771 shares of its common stock (at an average price of $35.27 per share). During fiscal 2015, the Company spent $31.8 million to repurchase 845,014 shares of its common stock (at an average price of $37.63 per share).

If the Company continues to generate cash flow from operating activities, the Company may continue to repurchase shares of its common stock on the open market, if authorized by the Company’s Board of Directors, or seek to identify other businesses to acquire. In November 2015, the Board of Directors increased the number of shares authorized to be repurchased over the life of the stock repurchase program by an additional 1,000,000 shares to 35,000,000 shares. The Company has historically used cash provided by operating activities and from the exercise of stock options to repurchase stock. The Company expects that it may use some of the cash on the balance sheet at March 31, 2016 to repurchase additional shares of its common stock in the future.

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

Contractual Obligations

The following table set forth our contractual obligations at March 31, 2016, which are primarily future minimum lease payments due under non-cancelable operating leases:

		For the Fiscal Years Ended March 31:
	Total	Less than one year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$46,237,000	$13,458,000	$17,888,000	$9,680,000	$5,211,000
Uncertain tax positions	1,830,000	1,830,000	—	—	—
Software license	3,249,000	1,083,000	2,166,000	—	—

Total	$51,316,000	$16,371,000	$20,054,000	$9,680,000	$5,211,000

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

Management evaluates agreements with customers in accordance with the provision of the revenue recognition topic that addresses multiple-deliverable revenue arrangements. The multiple-deliverable arrangements entered into consist of bundled managed care which included various units of accounting such as Network Solutions, and Patient Management which includes claims administration. Such elements are considered separate units of accounting due to each element having value to the customer on a stand-alone basis. The selling price for each unit of accounting is determined using contract price and management estimates. When the Company’s customers purchase several products, the pricing of the products sold is generally the same as if the product were sold on an individual basis. Revenue is recognized as the work is performed in accordance with our customer contracts. Based upon the nature of the Company’s products, bundled managed care elements are generally delivered in the same accounting period. The Company recognizes revenue for patient management claims administration services over the life of the claim. Based upon prior experience in managing claims, the Company estimates the deferral amount from when the claim is received to when the customer contract expires.

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

The Company must make significant management judgments and estimates in determining contractual and bad debt allowances in any accounting period. One significant uncertainty inherent in the Company’s analysis is whether its past experience will be indicative of future periods. Although the Company considers future projections when estimating contractual and bad debt allowances, the Company ultimately makes its decisions based on the best information available to it at that time. Adverse changes in general economic conditions or trends in reimbursement amounts for the Company’s services could affect the Company’s contractual and bad debt allowance estimates, collection of accounts receivable, cash flows, and results of operations. No one customer accounted for 10% or more of accounts receivable at March 31, 2015, and 2016.

Goodwill and Long-Lived Assets: Goodwill arising from business combinations represents the excess of the purchase price over the estimated fair value of the net assets of the acquired business. Pursuant to ASC 350-10 through ASC 350-30, “Goodwill and Other Intangible Assets,” goodwill is tested annually for impairment or more frequently if circumstances indicate the potential for impairment. Also, management tests for impairment of its amortizable intangible assets and long-lived assets annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company’s impairment analysis is conducted at a regional level. The measurement of fair value is based on an evaluation of market capitalization and is further tested using a multiple of earnings approach. In projecting the Company’s cash flows, management considers industry growth rates and trends and cost structure changes. Based on the Company’s tests and reviews, no impairment of its goodwill, intangible assets or other long-lived assets existed at March 31, 2016. However, future events or changes in current circumstances could affect the recoverability of the carrying value of goodwill and long-lived assets. Should an asset be deemed impaired, an impairment loss would be recognized to the extent the carrying value of the asset exceeded its estimated fair market value.

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

Share-Based Compensation: The Company accounts for share-based compensation in accordance with the provisions of ASC Topic 718 “Compensation — Stock Compensation”. Under ASC 718, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). For the fiscal year ended March 31, 2016, the Company recorded share-based compensation expense of $2,192,000. Share-based compensation expense recognized in fiscal 2016 is based on awards ultimately expected to vest; therefore, it has been reduced for estimated forfeitures. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s term, and the Company’s expected annual dividend yield. The Company’s management believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in fiscal 2016. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

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

On November 20, 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. ASU 2015-17 alters the presentation of deferred tax items on a classified balance sheet requiring companies to unify previously separated current and noncurrent items and present them as a single noncurrent amount. We have elected to early adopt this standard as of March 31st, 2016 and have retrospectively applied the amendments to all periods presented. As a result we reclassified $7,181,000 of current deferred tax assets to non-current deferred tax assets and netted $7,181,000 non-current deferred tax liabilities against our non-current deferred tax assets as of March 31, 2015.

In January 2016, the FASB issued ASU 2016-01 regarding Subtopic 825-10, Financials Instruments — Overall: Recognition and Measurements of Financial Assets and Financial Liabilities. The standard addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. It requires that most equity investments be measured at fair value, with subsequent changes in fair value recognized in net income. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. We are currently evaluating the accounting, transition, and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The standard is effective January 1, 2019, with early adoption permitted. The standard is to be applied using a modified retrospective transition method. We are in the process of determining the effect on our consolidated financial position, results of operations and cash flows.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification on the statement of cash flows. For public companies, the new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016, with early adoption permitted. We are in the process of evaluating the impact of adoption of this guidance on our financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of CorVel Corporation

We have audited the accompanying consolidated balance sheets of CorVel Corporation (the “Company”) as of March 31, 2015 and 2016, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years ended March 31, 2014, 2015 and 2016. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule for each of the years ended March 31, 2014, 2015 and 2016. We also have audited the Company’s internal control over financial reporting as of March 31, 2016, based on criteria established in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2015 and 2016, and the consolidated results of its operations and its cash flows for each of the years ended March 31, 2014, 2015 and 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule for each of the years ended March 31, 2014, 2015 and 2016, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2016, based on criteria established in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ HASKELL & WHITE LLP

Irvine, California

June 10, 2016

CORVEL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Years Ended March 31,
	2014	2015	2016
Revenues	$478,816,000	$492,625,000	$503,584,000
Cost of revenues	370,335,000	392,656,000	399,040,000

Gross profit	108,481,000	99,969,000	104,544,000
General and administrative	51,974,000	54,405,000	58,484,000

Income before income taxes	56,507,000	45,564,000	46,060,000
Income tax provision	22,115,000	16,974,000	17,535,000

Net income	$34,392,000	$28,590,000	$28,525,000

Net income per share:

Basic	$1.63	$1.38	$1.44

Diluted	$1.61	$1.37	$1.43

Weighted average shares outstanding:

Basic	21,104,000	20,669,000	19,826,000
Diluted	21,372,000	20,890,000	20,004,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,
	2015	2016
ASSETS
Current Assets
Cash and cash equivalents	$25,516,000	$32,779,000
Customer deposits	17,319,000	25,649,000
Accounts receivable (less allowance for doubtful accounts of $1,645,000 at March 31, 2015 and $1,821,000 at March 31, 2016)	57,537,000	59,747,000
Prepaid expenses and taxes	11,675,000	4,933,000

Total current assets	112,047,000	123,108,000
Property and equipment, net	56,299,000	53,268,000
Goodwill	36,814,000	36,814,000
Other intangible assets, net	4,736,000	4,287,000
Other assets	1,677,000	2,792,000

Total assets	$211,573,000	$220,269,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts and taxes payable	$15,770,000	$13,233,000
Accrued liabilities	58,318,000	67,182,000

Total current liabilities	74,088,000	80,415,000
Deferred income taxes	9,562,000	7,906,000

Total liabilities	83,650,000	88,321,000

Commitments and contingencies (Notes E, F, H, I, J and L)
Stockholders’ Equity
Common stock, $.0001 par value: 120,000,000 shares authorized at March 31, 2015 and 2016; 53,243,157 shares issued (20,250,669 shares outstanding, net of Treasury shares) and 53,448,672 shares issued (19,562,413 shares outstanding, net of Treasury shares) at March 31, 2015 and March 31, 2016, respectively	3,000	3,000
Paid-in-capital	123,440,000	130,465,000
Treasury Stock, at cost (32,992,488 and 33,886,259 shares at March 31, 2015 and 2016, respectively)	(360,278,000)	(391,803,000)
Retained earnings	364,758,000	393,283,000

Total stockholders’ equity	127,923,000	131,948,000

	$211,573,000	$220,269,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Fiscal Years Ended March 31, 2014, 2015 and 2016

	Common Shares	Stock Amount	Paid-in-Capital	Treasury Shares	Treasury Stock	Retained Earnings	Total Stockholders’ Equity
Balance – March 31, 2013	52,837,262	$3,000	$110,924,000	(31,317,014)	$(301,301,000)	$301,776,000	$111,402,000
Stock issued under employee stock purchase plan	8,489	—	346,000	—	—	—	346,000
Stock issued under stock option plan, net of shares repurchased	281,115	—	3,386,000	—	—	—	3,386,000
Stock-based compensation expense	—	—	2,140,000	—	—	—	2,140,000
Income tax benefits from stock option exercises	—	—	2,035,000	—	—	—	2,035,000
Purchase of treasury stock	—	—	—	(830,460)	(27,179,000)	—	(27,179,000)
Net income	—	—	—	—	—	34,392,000	34,392,000

Balance – March 31, 2014	53,126,866	3,000	118,831,000	(32,147,474)	(328,480,000)	336,168,000	126,522,000

Stock issued under employee stock purchase plan	12,299	—	400,000	—	—	—	400,000
Stock issued under stock option plan, net of shares repurchased	103,992	—	1,603,000	—	—	—	1,603,000
Stock-based compensation expense	—	—	2,209,000	—	—	—	2,209,000
Income tax benefits from stock option exercises	—	—	397,000	—	—	—	397,000
Purchase of treasury stock	—	—	—	(845,014)	(31,798,000)	—	(31,798,000)
Net income	—	—	—	—	—	28,590,000	28,590,000

Balance – March 31, 2015	53,243,157	3,000	123,440,000	(32,992,488)	(360,278,000)	364,758,000	127,923,000

Stock issued under employee stock purchase plan	10,975	—	371,000	—	—	—	371,000
Stock issued under stock option plan, net of shares repurchased	194,540	—	3,749,000	—	—	—	3,749,000
Stock-based compensation expense	—	—	2,192,000	—	—	—	2,192,000
Income tax benefits from stock option exercises	—	—	713,000	—	—	—	713,000
Purchase of treasury stock	—	—	—	(893,771)	(31,525,000)	—	(31,525,000)
Net income	—	—	—	—	—	28,525,000	28,525,000

Balance – March 31, 2016	53,448,672	$3,000	$130,465,000	(33,886,259)	$(391,803,000)	$393,283,000	$131,948,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended March 31,
	2014	2015	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$34,392,000	$28,590,000	$28,525,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,411,000	17,995,000	19,952,000
Loss on write down or disposal of property or capitalized software	78,000	285,000	286,000
Stock-based compensation expense	2,140,000	2,209,000	2,192,000
Provision for doubtful accounts	1,332,000	1,730,000	1,357,000
Provision for deferred income taxes	(2,519,000)	304,000	(1,656,000)
Changes in operating assets and liabilities:
Accounts receivable	(9,456,000)	(2,038,000)	(3,567,000)
Customer deposits	(6,035,000)	(1,176,000)	(8,331,000)
Prepaid expenses and taxes	1,556,000	(5,813,000)	6,742,000
Other assets	159,000	(18,000)	(516,000)
Accounts and taxes payable	2,535,000	(2,695,000)	(2,537,000)
Accrued liabilities	14,207,000	4,943,000	8,864,000

Net cash provided by operating activities	54,800,000	44,316,000	51,311,000

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in private equity	—	(1,400,000)	(600,000)
Purchases of property and equipment	(18,344,000)	(22,868,000)	(16,756,000)

Net cash used in investing activities	(18,344,000)	(24,268,000)	(17,356,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of employee stock purchase options	346,000	400,000	371,000
Exercise of common stock options	3,386,000	1,603,000	3,749,000
Tax benefits from stock options	2,035,000	397,000	713,000
Purchase of treasury stock	(27,179,000)	(31,798,000)	(31,525,000)

Net cash used in financing activities	(21,412,000)	(29,398,000)	(26,692,000)

Net increase (decrease) in cash and cash equivalents	15,044,000	(9,350,000)	7,263,000
Cash and cash equivalents at beginning of year	19,822,000	34,866,000	25,516,000

CASH AND CASH EQUIVALENTS AT END OF YEAR	$34,866,000	$25,516,000	$32,779,000

Supplemental cash flow information
Income taxes paid	$20,791,000	$19,528,000	$13,589,000
Accrual of software license purchase	$2,343,000	$—	$3,249,000
Tenant improvement allowance	$—	$3,100,000	$—

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended March 31, 2014, 2015 and 2016

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

The Company evaluated all subsequent events or transactions through the date of this filing. During the period subsequent to March 31, 2016, through the date of filing this report, the Company repurchased 26,555 shares of common stock for $1.1 million or an average of $42.71 per share. These shares were repurchased under the Company’s ongoing share repurchase program described in Note G.

Basis of Presentation: The consolidated financial statements include the accounts of CorVel and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to fiscal 2016 presentation. These changes had no impact on previously reported results of operations or shareholders’ equity.

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

Cash and Cash Equivalents: Cash and cash equivalents consist of short-term, interest-bearing highly-liquid investment-grade securities with maturities of 90 days or less when purchased. The carrying amounts of the Company’s financial instruments approximate their fair values at March 31, 2015 and 2016 due to the short-term nature of those instruments. Customer deposits represent cash that is expected to be returned or applied towards payment within one year through the Company’s provider reimbursement services.

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

The carrying amount of the Company’s financial instruments (i.e. cash, accounts receivable, accounts payable, etc.) are all Level 1 and approximate their fair values at March 31, 2015 and 2016 due to the short-term nature of those instruments. The Company has no Level 2 or Level 3 assets.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended March 31, 2014, 2015 and 2016

Note A — Summary of Significant Accounting Policies (continued)

Investment in Private Equity: During the quarter ended June 30, 2014, the Company’s Board of Director’s approved an investment of $2,000,000 into a private equity limited partnership (the “partnership”) that invests in start-up companies. The Company invested $1,400,000 into the partnership during the fiscal year ended March 31, 2015 and the remaining $600,000 was invested during the quarter ended June 30, 2015. The Company accounts for the investment on the cost method and will periodically review the investment for possible impairment. There was no impairment recorded on investment for fiscal year ended March 31, 2016. The investment is recorded in other assets on the accompanying consolidated balance sheets. Management has not identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment, and in accordance with ASC 825-10-50-16 through 50-19, it is not practicable to estimate the fair value of the investment.

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

Management evaluates agreements with customers in accordance with the provision of the revenue recognition topic that addresses multiple-deliverable revenue arrangements. The multiple-deliverable arrangements entered into consist of bundled managed care which included various units of accounting such as network solutions, and patient management which includes claims administration. Such elements are considered separate units of accounting due to each element having value to the customer on a stand-alone basis. The selling price for each unit of accounting is determined using contract price and management estimates. When the Company’s customers purchase several products the pricing of the products sold is generally the same as if the product were sold on an individual basis. Revenue is recognized as the work is performed in accordance with our customer contracts. Based upon the nature of the Company’s products, bundled managed care elements are generally delivered in the same accounting period. The Company recognizes revenue for patient management claims administration services over the life of the claim. The Company estimates, based upon prior experience in managing claims, the deferral amount from when the claim is received to when the customer contract expires.

Accounts Receivable: The majority of the Company’s accounts receivable are due from companies in the property and casualty insurance industries, self-insured employers and governmental entities. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are generally due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Those accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable against the reserve when they become uncollectible. Accounts receivable includes $12,357,000, and $12,066,000 of unbilled receivables at March 31, 2015 and 2016, respectively. Unbilled receivables represent the revenue for the work performed which has not yet been invoiced to the customer. Unbilled receivables are generally invoiced within the following three months.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended March 31, 2014, 2015 and 2016

Note A — Summary of Significant Accounting Policies (continued)

Concentrations of Credit Risk: Substantially all of the Company’s customers are payors of workers’ compensation benefits and property and casualty insurance, which include insurance companies, third party administrators, self-insured employers and government entities. Receivables are generally due within 30 days. Credit losses relating to customers in the workers’ compensation insurance industry consistently have been within management’s expectations. Virtually all of the Company’s cash is invested at financial institutions in amounts which exceed the FDIC insurance levels. No customer accounted for 10% or more of revenue for either fiscal 2014, 2015, or 2016. No customer accounted for 10% or more of accounts receivable at either March 31, 2015 or 2016.

Property and Equipment: Additions to property and equipment are recorded at cost. The Company provides for depreciation on property and equipment using the straight-line method by charges to operations in amounts that allocate the cost of depreciable assets over their estimated lives as follows:

Asset Classification	Estimated Useful Life
Leasehold Improvements	Shorter of five years or the life of lease
Furniture and Equipment	Five to seven years
Computer Hardware	Two to five years
Computer Software	Three to five years

The Company accounts for internally developed software costs in accordance with ASC 350-40, “Internal — Use Software”. Capitalized software development costs, intended for internal use, totaled $21,327,000 (net of $61,012,000 in accumulated amortization) and $25,140,000 (net of $69,644,000 in accumulated amortization), as of March 31, 2015 and 2016, respectively. These costs are included in computer software in property and equipment and are amortized over a period of five years.

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

Goodwill and Long-Lived Assets: The Company accounts for its business combinations in accordance with the Financial Accounting Standards Board (“FASB”) ASC 805-10 through ASC 805-50, “Business Combinations” which requires that the purchase method of accounting be applied to all business combinations and addresses the criteria for initial recognition of intangible assets and goodwill. In accordance with FASB ASC 350-10 through ASC 350-30, goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment annually, or more frequently if circumstances indicate the possibility of impairment. If the carrying value of goodwill or an intangible asset exceeds its fair value, an impairment loss shall be recognized. Based on the Company’s tests and reviews, no impairment of its goodwill, intangible assets or other long-lived assets existed at March 31, 2016. However, future events or changes in current circumstances could affect the recoverability of the carrying value of goodwill and long-lived assets. Should an asset be deemed impaired, an impairment loss would be recognized to the extent the carrying value of the asset exceeded its estimated fair value. Goodwill amounted to $36,814,000 (net of accumulated amortization of $2,069,000) at March 31, 2015 and at March 31, 2016.

Cost of revenues: Cost of services consists primarily of the compensation and fringe benefits of field personnel, including managers, medical bill analysts, field case managers, telephonic case managers, systems

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended March 31, 2014, 2015 and 2016

Note A — Summary of Significant Accounting Policies (continued)

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

The difference between the basic shares and the diluted shares for each of the three fiscal years ended March 31, 2014, 2015, and 2016 is as follows:

	Fiscal 2014	Fiscal 2015	Fiscal 2016
Basic weighted shares	21,104,000	20,669,000	19,826,000
Treasury stock impact of stock options	268,000	221,000	178,000

Diluted weighted shares	21,372,000	20,890,000	20,004,000

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended March 31, 2014, 2015 and 2016

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

On November 20, 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. ASU 2015-17 alters the presentation of deferred tax items on a classified balance sheet requiring companies to unify previously separated current and noncurrent items and present them as a single noncurrent amount. We have elected to early adopt this standard as of March 31st, 2016 and have retrospectively applied the amendments to all periods presented. As a result we reclassified $7,181,000 of current deferred tax assets to non-current deferred tax assets and netted $7,181,000 non-current deferred tax liabilities against our non-current deferred tax assets as of March 31, 2015.

In January 2016, the FASB issued ASU 2016-01 regarding Subtopic 825-10, Financials Instruments — Overall: Recognition and Measurements of Financial Assets and Financial Liabilities. The standard addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. It requires that most equity investments be measured at fair value, with subsequent changes in fair value recognized in net income. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. We are currently evaluating the accounting, transition, and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The standard is effective January 1, 2019, with early adoption permitted. The standard is to be applied using a modified retrospective transition method. We are in the process of determining the effect on our consolidated financial position, results of operations and cash flows.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification on the statement of cash flows. For public companies, the new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016, with early adoption permitted. We are in the process of evaluating the impact of adoption of this guidance on our financial statements.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended March 31, 2014, 2015 and 2016

Note B — Stock Options and Stock-Based Compensation

Under the Company’s Restated Omnibus Incentive Plan (Formerly The Restated 1988 Executive Stock Option Plan) (“the Plan”) as in effect at March 31, 2016, options exercisable for up to 19,365,000 shares of the Company’s common stock may be granted over the life of the Plan to key employees, non-employee directors and consultants at exercise prices not less than the fair market value of the stock at the date of grant. Options granted under the Plan are non-statutory stock options and generally vest 25% one year from date of grant and the remaining 75% vesting ratably each month for the next 36 months. The options granted to employees and the board of directors expire at the end of five years and ten years from date of grant, respectively.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model with the assumptions included in the table below. The Company uses historical data among other factors to estimate the expected volatility, the expected option life, and the expected forfeiture rate. The risk-free rate is based on the interest rate paid on a U.S. Treasury issue with a term similar to the estimated life of the option. During fiscal 2016, based upon the historical experience of option cancellations, the Company has an estimated annualized forfeiture rate of 12.2%. Forfeiture rates will be adjusted over the requisite service period when actual forfeitures differ, or are expected to differ, from the estimate.

The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for fiscal years ended March 31, 2014, 2015 and 2016:

	Fiscal 2014	Fiscal 2015	Fiscal 2016
Expected volatility	47%	45%	43%
Risk free interest rate	0.7% to 1.5%	1.3% to 1.7%	1.25% to 1.65%
Dividend yield	0.0%	0.0%	0.0%
Weighted average option life	4.4 to 4.5 years	4.4 to 4.5 years	4.4 to 4.5 years

For the fiscal years ended March 31, 2014, 2015 and 2016, the Company recorded share-based compensation expense of $2,140,000, $2,209,000, and $2,192,000, respectively. The table below shows the amounts recognized in the financial statements for the fiscal years ended March 31, 2014, 2015 and 2016.

	Fiscal 2014	Fiscal 2015	Fiscal 2016
Cost of revenue	$672,000	$1,021,000	$1,288,000
General and administrative	1,468,000	1,188,000	904,000

Total cost of stock-based compensation included in income before income tax	2,140,000	2,209,000	2,192,000
Amount of income tax benefit recognized	835,000	862,000	852,000

Amount charged to net income	$1,305,000	$1,347,000	$1,340,000

Effect on basic earnings per share	$0.06	$0.07	$0.07

Effect on diluted earnings per share	$0.06	$0.06	$0.07

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended March 31, 2014, 2015 and 2016

Note B — Stock Options and Stock-Based Compensation (continued)

All options granted in the three fiscal years ended March 31, 2014, 2015, and 2016 were granted at fair value and are non-statutory stock options. Summarized information for all stock options for the past three fiscal years follows:

	Fiscal 2014	Fiscal 2015	Fiscal 2016
Options outstanding – beginning of the year	1,100,952	1,115,984	1,163,179
Options granted	441,550	241,625	276,275
Options exercised	(310,729)	(111,758)	(200,753)
Options cancelled/forfeited	(115,789)	(82,672)	(123,236)

Options outstanding – end of year	1,115,984	1,163,179	1,115,465

During the year, weighted average exercise price of:
Options granted	$33.06	$37.64	$35.51
Options exercised	$15.31	$17.27	$19.75
Options cancelled/forfeited	$23.33	$32.31	$33.44
At the end of the year:
Price range of outstanding options	$7.78-$45.55	$7.78-$45.55	$9.05-$45.55
Weighted average exercise price per share	$24.80	$27.65	$30.36
Options available for future grants	959,295	800,342	650,345
Exercisable options	430,294	559,168	529,691

The following table summarizes the status of stock options outstanding and exercisable at March 31, 2016:

Range of Exercise Prices	Number of Outstanding Options	Weighted Average Remaining Contractual Life	Outstanding Options – Weighted Average Exercise Price	Exercisable Options – Number of Exercisable Options	Exercisable Options – Weighted Average Exercise Price
$9.05 to $23.10	394,458	2.74	$19.94	326,460	$19.34
$23.11 to $34.78	456,246	3.72	32.70	117,986	27.71
$34.79 to $44.86	209,039	3.75	40.88	56,191	40.98
$44.87 to $45.55	55,722	2.85	45.55	29,054	45.55

Total	1,115,465	3.33	$30.36	529,691	$24.93

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended March 31, 2014, 2015 and 2016

Note B — Stock Options and Stock-Based Compensation (continued)

A summary of the status for all outstanding options at March 31, 2016, and changes during the fiscal year then ended is presented in the table below:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value as of March 31, 2016
Options outstanding, March 31, 2015	1,163,179	$27.65
Granted	276,275	35.51
Exercised	(200,753)	19.75
Cancelled – forfeited	(115,300)	33.79
Cancelled – expired	(7,936)	30.10

Options outstanding, March 31, 2016	1,115,465	$30.36	3.33	$10,862,335

Options vested and expected to vest	984,006	$29.63	3.21	$10,337,930

Ending exercisable	529,691	$24.93	2.66	$7,969,066

The weighted average fair value of options granted during fiscal 2014, 2015, and 2016 was $13.96, $15.00, and $13.68, respectively. The total intrinsic value of options exercised during fiscal years 2014, 2015, and 2016 were $7,726,000, $2,455,000, and $3,581,000 respectively.

Included in the above-noted stock option grants and stock compensation expense are performance-based stock options pursuant to which vesting occurs only upon the Company achieving certain earnings per share targets as determined by the Company’s board of directors. The options were valued in the same manner as the time-vesting options. However, the Company only recognizes stock compensation to the extent that the targets are probable which allow the performance options to vest. During fiscal years ended March 31, 2014, 2015, and 2016, the Company recognized stock compensation expense for performance-based options in the amount of $630,000, $211,000, and $28,000, respectively.

The Company received $3,386,000, $1,603,000, and $3,749,000 of cash receipts from the exercise of stock options during fiscal 2014, 2015, and 2016, respectively. As of March 31, 2016, $4,425,000 of total unrecognized compensation costs related to stock options is expected to be recognized over a weighted average period of 3 years.

Note C — Property and Equipment

Property and equipment, net consisted of the following at March 31, 2015 and 2016:

	2015	2016
Computer software	$101,955,000	$114,883,000
Office equipment and computers	64,462,000	60,061,000
Leasehold improvements	8,594,000	9,060,000

	175,011,000	184,004,000
Less: accumulated depreciation and amortization	(118,712,000)	(130,736,000)

	$56,299,000	$53,268,000

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended March 31, 2014, 2015 and 2016

Note C — Property and Equipment (continued)

Depreciation expense totaled $17,538,000 and $19,502,000 for the fiscal years ended March 31, 2015 and 2016, respectively.

Note D — Accounts and Taxes Payable and Accrued Liabilities

Accounts and income taxes payable consisted of the following at March 31, 2015 and 2016:

	2015	2016
Accounts payable	$13,578,000	$11,191,000
Income taxes payable and uncertain tax positions	2,192,000	2,042,000

	$15,770,000	$13,233,000

Accrued liabilities consisted of the following at March 31, 2015 and 2016:

	2015	2016
Payroll, payroll taxes and employee benefits	$17,774,000	$18,003,000
Customer deposits	17,760,000	25,649,000
Accrued professional service fees	5,308,000	4,692,000
Self-insurance accruals	3,305,000	3,095,000
Deferred revenue	7,294,000	7,821,000
Accrued rent	5,608,000	4,907,000
Other	1,269,000	3,015,000

	$58,318,000	$67,182,000

Note E — Income Taxes

The income tax provision consisted of the following for the three fiscal years ended March 31, 2014, 2015 and 2016:

	2014	2015	2016
Current – Federal	$21,978,000	$16,534,000	$16,600,000
Current – State	2,656,000	136,000	2,591,000

Subtotal	24,634,000	16,670,000	19,191,000

Deferred – Federal	(2,367,000)	312,000	(1,679,000)
Deferred – State	(152,000)	(8,000)	23,000

Subtotal	(2,519,000)	304,000	(1,656,000)

	$22,115,000	$16,974,000	$17,535,000

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended March 31, 2014, 2015 and 2016

Note E — Income Taxes (continued)

The following is a reconciliation of the income tax provision from the statutory federal income tax rate to the effective rate for the three fiscal years ended March 31, 2014, 2015 and 2016:

	2014	2015	2016
Income taxes at federal statutory rate (35%)	$20,633,000	$15,947,000	$16,121,000
State income taxes, net of federal benefit	1,826,000	1,535,000	1,704,000
Uncertain tax positions	(245,000)	1,346,000	78,000
Adjustments to returns as filed	(293,000)	(1,978,000)	(232,000)
Other	194,000	124,000	(136,000)

	$22,115,000	$16,974,000	$17,535,000

Income taxes paid totaled $20,791,000, $19,528,000, and $13,589,000 for the fiscal years ended March 31, 2014, 2015, and 2016, respectively.

Deferred tax assets and liabilities at March 31, 2015 and 2016 are:

	2015	2016
Deferred income tax assets:
Accrued liabilities not currently deductible	$7,547,000	$9,656,000
Allowance for doubtful accounts	631,000	696,000
Stock-based compensation	1,044,000	1,245,000
Accrued rent	2,152,000	1,875,000
Other	830,000	762,000

Deferred assets	12,204,000	14,234,000

Deferred income tax liabilities:
Excess of book over tax basis of fixed assets	(15,985,000)	(16,151,000)
Intangible assets	(5,217,000)	(5,555,000)
Other	(564,000)	(434,000)

Deferred liabilities	(21,766,000)	(22,140,000)

Net deferred tax liability	$(9,562,000)	$(7,906,000)

Prepaid expenses and taxes include $5,758,000 and $301,000 at March 31, 2015 and 2016, respectively, for income taxes due in the first quarter of the succeeding fiscal year.

A reconciliation of the financial statement recognition and measurement of unrecognized tax positions during the current fiscal year is as follows:

Balance as of March 31, 2015	$1,989,000
Additions based on tax positions related to the current year	337,000
Additions for tax positions of prior years	—
Reductions for tax positions related to the current year	(229,000)
Reductions for tax positions of prior years	(267,000)

Balance as of March 31, 2016	$1,830,000

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended March 31, 2014, 2015 and 2016

Note E — Income Taxes (continued)

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. During the years ended March 31, 2014, 2015 and 2016, the Company recognized approximately ($173,000), $57,000 and $72,000 in interest and penalties, respectively. As of March 31, 2014, 2015 and 2016, accrued interest and penalties related to uncertain tax positions were $83,000, $140,000 and $212,000, respectively.

The tax fiscal years 2012-2015 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Note F — Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (“ESPP”) which allows employees of the Company and its subsidiaries to purchase shares of common stock on the last day of two six-month purchase periods (i.e. March 31 and September 30) at a purchase price which is 95% of the closing sale price of shares as quoted on NASDAQ on the last day of such purchase period. Employees are allowed to contribute up to 20% of their gross pay. A maximum of 2,850,000 shares has been authorized for issuance under the ESPP, as amended. As of March 31, 2016, 2,450,271 had been issued pursuant to the ESPP. Summarized ESPP information is as follows:

	2014	2015	2016
Employee contributions	$346,000	$400,000	$371,000
Shares acquired	8,489	12,299	10,975
Average purchase price	$40.71	$32.52	$33.81

Note G — Treasury Stock

During each of the fiscal years in the three fiscal year period ended March 31, 2016, the Company continued to repurchase shares of its common stock under a plan originally approved by the Company’s Board of Directors in 1996. Including a 1,000,000 share expansion authorized in November 2015, the total number of shares of common stock authorized to be repurchased over the life of the plan is 35,000,000 shares of common stock. Purchases may be made from time to time depending on market conditions and other relevant factors. The share repurchases for fiscal years ended March 31, 2014, 2015 and 2016 and cumulatively since inception of the authorization are as follows:

	2014	2015	2016	Cumulative
Shares repurchased	830,460	845,014	893,771	33,886,000
Cost	$27,179,000	$31,798,000	$31,525,000	$391,803,000
Average price	$32.73	$37.63	$35.27	$11.56

During the period subsequent to March 31, 2016, through the date of filing this report, the Company repurchased 26,555 shares for $1.1 million or an average of $42.71 per share. The repurchased shares were recorded as treasury stock, at cost, and are available for general corporate purposes. The repurchases were primarily financed from cash generated from operations and from the cash proceeds from the exercise of stock options.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended March 31, 2014, 2015 and 2016

Note H — Commitments

The Company leases office facilities under non-cancelable operating leases. Some of these leases contain escalation clauses. Future minimum rental commitments under operating leases at March 31, 2016 are $13,458,000 in fiscal 2017, $10,335,000 in fiscal 2018, $7,553,000 in fiscal 2019, $5,363,000 in fiscal 2020, $4,317,000 in fiscal 2021, $5,211,000 thereafter, and $46,237,000 in the aggregate. Total rental expense of $13,890,000, $15,297,000, and $14,405,000 was charged to operations for the fiscal years ended March 31, 2014, 2015, and 2016, respectively.

Note I — Contingencies and Legal Proceedings

The Company is involved in litigation arising in the normal course of business. Management believes that resolution of these matters will not result in any payment that, in the aggregate, would be material to the financial position or results of the operations of the Company.

Note J — Retirement Savings Plan

The Company maintains a retirement savings plan for its employees, which is a qualified plan under Section 401(k) of the Internal Revenue Code. Full-time employees that meet certain requirements are eligible to participate in the plan. Employer contributions are made annually, primarily at the discretion of the Company’s Board of Directors. Contributions of $338,000, $443,000 and $392,000 were charged to operations for the fiscal years ended March 31, 2014, 2015, and 2016, respectively.

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

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended March 31, 2014, 2015 and 2016

Note L — Line of Credit

In September 2015, the Company renewed a line of credit agreement. The line is with a financial institution to provide a revolving credit facility with borrowing capacity of up to $10 million. Borrowings under this agreement, as amended, bear interest, at the Company’s option, at a fixed LIBOR-based rate plus 1.50% or at a fluctuating rate determined by the financial institution to be 1.50% above the daily one-month LIBOR rate. The loan covenants require the Company to maintain the current assets to liabilities ratio of at least 1.25:1, debt to tangible net worth not greater than 1.25:1 and have positive net income. There were no outstanding revolving loans as of March 31, 2016, but letters of credit in the aggregate amount of $4.5 million have been issued separate from the line of credit and therefore do not reduce the amount of borrowings available under the revolving credit facility. The credit agreement expires in September 2016.

Note M — Quarterly Results (Unaudited)

The following is a summary of unaudited quarterly results of operations for each of the quarters in the two fiscal years ended March 31, 2015 and 2016:

	Revenues	Gross Profit	Net Income	Net Income per Basic Common Share	Net Income per Diluted Common Share
Fiscal Year Ended March 31, 2015:
First Quarter	$124,364,000	$27,700,000	$8,299,000	$0.40	$0.39
Second Quarter	123,714,000	25,467,000	7,883,000	0.38	0.37
Third Quarter	122,352,000	24,128,000	6,832,000	0.33	0.33
Fourth Quarter	122,195,000	22,674,000	5,576,000	0.27	0.27
Fiscal Year Ended March 31, 2016:
First Quarter	$126,939,000	$26,183,000	$6,900,000	$0.34	$0.34
Second Quarter	124,460,000	26,684,000	8,267,000	0.42	0.41
Third Quarter	123,891,000	25,232,000	6,691,000	0.34	0.34
Fourth Quarter	128,294,000	26,445,000	6,667,000	0.34	0.34

Note N — Segment Reporting

The Company derives the majority of its revenues from providing patient management and network solutions services to payors of workers’ compensation benefits, automobile insurance claims and health insurance benefits. Patient management services include claims administration, utilization review, medical case management, and vocational rehabilitation. Network solutions revenues include fee schedule auditing, hospital bill auditing, coordination of independent medical examinations, diagnostic imaging review services and preferred provider referral services. The percentages of revenues attributable to patient management and network solutions services for the fiscal years ended March 31, 2014, 2015, and 2016 are listed below.

	2014	2015	2016
Patient management services	51.9%	54.5%	55.1%
Network solutions services	48.1%	45.5%	44.9%

	100.0%	100.0%	100.0%

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended March 31, 2014, 2015 and 2016

Note N — Segment Reporting (continued)

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

Note O — Other Intangible Assets

Other intangible assets consist of the following at March 31, 2015:

Item	Life	Cost	Fiscal 2015 Amortization Expense	Accumulated Amortization at March 31, 2015	Cost, Net of Accumulated Amortization at March 31, 2015
Covenant Not to Compete	5 years	$775,000	$20,000	$762,000	$13,000
Customer relationships	18-20 years	7,922,000	423,000	3,299,000	4,623,000
TPA Licenses	15 years	204,000	14,000	104,000	100,000

Total		$8,901,000	$457,000	$4,165,000	$4,736,000

Other intangible assets consist of the following at March 31, 2016:

Item	Life	Cost	Fiscal 2016 Amortization Expense	Accumulated Amortization at March 31, 2016	Cost, Net of Accumulated Amortization at March 31, 2016
Covenant Not to Compete	5 years	$775,000	$13,000	$775,000	$—
Customer Relationships	18-20 years	7,922,000	423,000	3,721,000	4,201,000
TPA Licenses	15 years	204,000	14,000	118,000	86,000

Total		$8,901,000	$450,000	$4,614,000	$4,287,000

Amortization expense for the next five fiscal years is expected to be $437,000 in fiscal 2017, $437,000 in fiscal 2018, $437,000 in fiscal 2019, $437,000 in fiscal 2020, $437,000 in fiscal 2021, and $2,110,000 thereafter.

EXHIBIT INDEX

Exhibit No.	Title — Method of Filing

3.1	Amended and Restated Certificate of Incorporation of the Company — Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 10, 2011.

3.2	Amended and Restated Bylaws of the Company — Incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 filed on August 14, 2006.

3.3	Certificate of Designation Increasing the Number of Shares of Series A Junior Participating Preferred Stock — Incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed on November 24, 2008.

4.1	Second Amended and Restated Preferred Shares Rights Agreement, dated as of November 17, 2008, by and between CorVel Corporation and Computershare Trust Company, N.A., including the original Certificate of Designation, the Certificate of Designation Increasing the Number of Shares, the form of Right Certificate (as amended) and the Summary of Rights (as amended) attached thereto as Exhibits A-1, A-2, A-3, B and C, respectively — Incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K filed on November 24, 2008.

10.1*	Nonqualified Stock Option Agreement between V. Gordon Clemons, Sr., the Company and North Star together with all amendments and addendums thereto — Incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 Registration No. 33-40629 initially filed on May 16, 1991.

10.2*	Supplementary Agreement between V. Gordon Clemons, Sr., the Company and North Star — Incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 Registration No. 33-40629 initially filed on May 16, 1991.

10.3*	Amendment to Supplementary Agreement between V. Gordon Clemons, Sr., the Company and North Star — Incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1992 filed on June 29, 1992.

10.4*	Restated Omnibus Incentive Plan (Formerly The Restated 1988 Executive Stock Option Plan) — Incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 5, 2015.

10.5*	Forms of Notice of Grant of Stock Option, Stock Option Agreement and Notice of Exercise Under the Restated Omnibus Incentive Plan (Formerly The Restated 1988 Executive Stock Option) — Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 filed on November 9, 2006, Exhibits 10.7, 10.8 and 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994 filed on June 29, 1994, Exhibits 99.2, 99.3, 99.4, 99.5, 99.6, 99.7 and 99.8 to the Company’s Registration Statement on Form S-8 (File No. 333-94440) filed on July 10, 1995, and Exhibits 99.3 and 99.5 to the Company’s Registration Statement on Form S-8 (File No. 333-58455) filed on July 2, 1998.

10.6	Employment Agreement of V. Gordon Clemons, Sr. — Incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 Registration No. 33-40629 initially filed on May 16, 1991.

10.7	Restated 1991 Employee Stock Purchase Plan, as amended — Incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 filed on November 5, 2015.

EXHIBIT INDEX (continued)

Exhibit No.	Title — Method of Filing

10.8	Fidelity Master Plan for Savings and Investment, and amendments — Incorporated herein by reference to Exhibits 10.16 and 10.16A to the Company’s Registration Statement on Form S-1 Registration No. 33-40629 initially filed on May 16, 1991.

10.9	Second Amended and Restated Preferred Shares Rights Agreement, dated as of November 17, 2008, by and between CorVel Corporation and Computershare Trust Company, N.A., including the original Certificate of Designation, the Certificate of Designation Increasing the Number of Shares, the form of Right Certificate (as amended) and the Summary of Rights (as amended) attached thereto as Exhibits A-1, A-2, A-3, B and C, respectively. Incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K filed on November 24, 2008.

10.10	Credit Agreement dated May 28, 2009 by and between CorVel Corporation and Wells Fargo Bank, National Association. — Incorporated herein by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed on June 4, 2009.

10.11	Revolving Line of Credit Note dated May 28, 2009 by CorVel Corporation in favor of Wells Fargo Bank, National Association — Incorporated herein by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed on June 4, 2009.

10.12	First Amendment to Credit Agreement dated June 2, 2010 by and between CorVel Corporation and Wells Fargo Bank, National Association. Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 7, 2010.

10.13	Revolving Line of Credit Note dated June 2, 2010 by CorVel Corporation in favor of Wells Fargo Bank, National Association. Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 7, 2010.

10.14*	Stock Option Agreement dated December 6, 2010 between the company and Diane J. Blaha, providing performance vesting. Incorporated herein by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014 filed on June 12, 2014.

10.15	Second Amendment to Credit Agreement dated September 1, 2011 by and between CorVel Corporation and Wells Fargo Bank, National Association. Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 31, 2011.

10.16	Revolving Line of Credit Note dated September 1, 2011 by CorVel Corporation in favor of Wells Fargo Bank, National Association. Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 31, 2011.

10.17*†	Stock option agreement dated November 3, 2011 between the Company and Diane J. Blaha, providing performance vesting. Incorporated herein by references to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015 filed on June 11, 2015.

10.18	Third Amendment to Credit Agreement dated September 1, 2012 by and between CorVel Corporation and Wells Fargo Bank, National Association. Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 7, 2012.

10.19	Revolving Line of Credit Note dated September 1, 2012 by CorVel Corporation in favor of Wells Fargo Bank, National Association. Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 7, 2012.

10.20*†	Stock option agreement dated March 1, 2013 between the Company and V. Gordon Clemons, Sr., providing performance vesting. Refiled herewith.

EXHIBIT INDEX (continued)

Exhibit No.	Title — Method of Filing

10.21*†	Stock option agreement dated March 1, 2013 between the Company and Scott McCloud, providing performance vesting. Refiled herewith.

10.22*†	Stock option agreement dated March 1, 2013 between the Company and Donald C. McFarlane, providing performance vesting. Refiled herewith.

10.23*†	Stock option agreement dated March 1, 2013 between the Company and Diane J. Blaha, providing performance vesting. Refiled herewith.

10.24	Fourth Amendment to Credit Agreement dated September 1, 2013 by and between CorVel Corporation and Wells Fargo Bank, National Association. Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 5, 2013.

10.25	Revolving Line of Credit Note dated September 1, 2013 by CorVel Corporation in favor of Wells Fargo Bank, National Association. Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 5, 2013.

10.26*†	Stock option agreement dated November 4, 2013 between the Company and Scott McCloud, providing performance vesting. Refiled herewith.

10.27*†	Stock option agreement dated November 4, 2013 between the Company and Donald C. McFarlane, providing performance vesting. Refiled herewith.

10.28*†	Stock option agreement dated November 4, 2013 between the Company and Diane J. Blaha, providing performance vesting. Refiled herewith.

10.29*†	Stock option agreement dated November 4, 2013, between the Company and Richard Schweppe, providing performance vesting. Refiled herewith.

10.30*†	Stock option agreement dated March 1, 2013, between the Company and Richard Schweppe, providing performance vesting. Refiled herewith.

10.31	Fifth Amendment to Credit Agreement dated September 1, 2014 by and between CorVel Corporation and Wells Fargo Bank, National Association. Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 5, 2014.

10.32	Revolving Line of Credit Note dated September 1, 2014 by CorVel Corporation in favor of Wells Fargo Bank, National Association. Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 5, 2014.

10.33*†	Stock option agreement dated November 10, 2014, between the Company and Richard Schweppe, providing performance vesting. Refiled herewith

10.34*†	Stock option agreement dated November 10, 2014, between the Company and Diane J. Blaha, providing performance vesting. Refiled herewith.

10.35	Sixth Amendment to Credit Agreement dated September 1, 2015 by and between CorVel Corporation and Wells Fargo Bank, National Association. Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 4, 2015.

10.36	Revolving Line of Credit Note dated September 1, 2015 by CorVel Corporation in favor of Wells Fargo Bank, National Association. Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 4, 2015.

EXHIBIT INDEX (continued)

Exhibit No.	Title — Method of Filing

10.37*†	Stock option agreement dated November 10, 2015, between the Company and Richard J. Schweppe, providing performance vesting. Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 12, 2015.

10.38*†	Stock option agreement dated November 10, 2015, between the Company and Michael G. Combs, providing performance vesting. Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 12, 2015.

10.39*†	Stock option agreement dated November 10, 2015, between the Company and Diane J. Blaha, providing performance vesting. Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 12, 2015.

21.1	Subsidiaries of the Company. Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm, Haskell & White LLP. Filed herewith.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. — Filed herewith.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. — Filed herewith.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. — Furnished herewith.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. — Furnished herewith.

101.0	The following materials from CorVel Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2016 and March 31, 2015; (ii) Consolidated Income Statements for the fiscal years ended March 31, 2016, 2015 and 2014; (iii) Consolidated Statements of Stockholders’ Equity for the fiscal years ended March 31, 2016, 2015 and 2014; (iv) Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2016, 2015 and 2014; and (v) Notes to Consolidated Financial Statements.

*	— Denotes management contract or compensatory plan or arrangement.
†	— Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Securities and Exchange Commission.