Form 10-Q
period 2016-06-30
CORVEL CORP
filed 2016-08-04
CIK 874866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value per share, as of July 29, 2016 was 19,599,172.

CORVEL CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

Part I - Financial Information

Item  1 - Financial Statements

CORVEL CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2016	June 30, 2016
		(unaudited)
Assets
Current Assets
Cash and cash equivalents (Note A)	$32,779,000	$36,234,000
Customer deposits	25,649,000	24,510,000
Accounts receivable, net	59,747,000	60,702,000
Prepaid taxes and expenses	4,933,000	6,515,000

Total current assets	123,108,000	127,961,000
Property and equipment, net	53,268,000	55,755,000
Goodwill	36,814,000	36,814,000
Other intangibles, net (Note F)	4,287,000	4,178,000
Other assets	2,792,000	2,736,000

TOTAL ASSETS	$220,269,000	$227,444,000

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts and taxes payable	$13,233,000	$18,016,000
Accrued liabilities	67,182,000	61,162,000

Total current liabilities	80,415,000	79,178,000
Deferred income taxes	7,906,000	7,712,000

Total liabilities	88,321,000	86,890,000

Commitments and contingencies (Notes G and H)
Stockholders’ Equity
Common stock, $.0001 par value: 120,000,000 shares authorized at March 31, 2016 and June 30, 2016; 53,448,672 shares issued (19,562,413 shares outstanding, net of Treasury shares) and 53,521,120 shares issued (19,596,701 shares outstanding, net of Treasury shares) at March 31, 2016 and June 30, 2016, respectively	3,000	3,000
Paid-in capital	130,465,000	133,227,000
Treasury Stock (33,886,259 shares at March 31, 2016 and 33,924,419 shares at June 30, 2016)	(391,803,000)	(393,450,000)
Retained earnings	393,283,000	400,774,000

Total stockholders’ equity	$131,948,000	$140,554,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$220,269,000	$227,444,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED INCOME STATEMENTS – UNAUDITED

	Three Months Ended June 30,
	2015	2016
REVENUES	$126,939,000	$128,459,000
Cost of revenues	100,756,000	102,877,000

Gross profit	26,183,000	25,582,000
General and administrative expenses	14,962,000	13,461,000

Income before income tax provision	11,221,000	12,121,000
Income tax provision	4,321,000	4,630,000

NET INCOME	$6,900,000	$7,491,000

Net income per common and common equivalent share
Basic	$0.34	$0.38

Diluted	$0.34	$0.38

Weighted average common and common equivalent shares
Basic	20,149,000	19,572,000
Diluted	20,335,000	19,754,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED

	Three Months Ended June 30,
	2015	2016
Cash flows from Operating Activities
NET INCOME	$6,900,000	$7,491,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,945,000	5,051,000
Loss (gain) on disposal of assets	(1,000)	7,000
Stock compensation expense	616,000	516,000
Write-off of uncollectible accounts	304,000	386,000
Deferred income tax	(209,000)	(193,000)
Changes in operating assets and liabilities
Accounts receivable	323,000	(1,341,000)
Customer deposits	(1,488,000)	1,139,000
Prepaid taxes and expenses	4,992,000	(1,582,000)
Other assets	148,000	71,000
Accounts and taxes payable	1,580,000	2,618,000
Accrued liabilities	(2,986,000)	(6,020,000)

Net cash provided by operating activities	15,124,000	8,143,000

Cash Flows from Investing Activities
Investment in private equity	(600,000)	—
Purchase of property and equipment	(4,696,000)	(5,285,000)

Net cash (used in) investing activities	(5,296,000)	(5,285,000)

Cash Flows from Financing Activities
Purchase of treasury stock	(9,076,000)	(1,648,000)
Tax effect of stock option exercises	215,000	743,000
Exercise of common stock options	619,000	1,502,000

Net cash (used in) provided by financing activities	(8,242,000)	597,000

Increase in cash and cash equivalents	1,586,000	3,455,000
Cash and cash equivalents at beginning of period	25,516,000	32,779,000

Cash and cash equivalents at end of period	$27,102,000	$36,234,000

Supplemental Cash Flow Information:
Income taxes paid	$161,000	$1,818,000
Purchase of software license under finance agreement	$—	$2,166,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

Note A — Basis of Presentation and Summary of Significant Accounting Policies

The unaudited financial statements herein have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The accompanying interim financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited financial statements for the latest fiscal year ended March 31, 2016. Accordingly, note disclosures which would substantially duplicate the disclosures contained in the March 31, 2016 audited financial statements have been omitted from these interim financial statements.

The Company evaluated all subsequent events or transactions through the date of filing this report. During the period subsequent to the quarter ended June 30, 2016, the Company repurchased 6,651 shares of common stock for $294,000 at an average of $44.18 per share of common stock. These shares of common stock were repurchased under the Company’s ongoing share repurchase program described in Note C.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2017. For further information, refer to the consolidated financial statements and notes for the fiscal year ended March 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the SEC on June 10, 2016.

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

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

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

The carrying amount of the Company’s financial instruments (i.e. cash equivalents, accounts receivable, accounts payable) are all Level 1 and approximate their fair values at March 31, 2016 and June 30, 2016. The Company has no Level 2 or Level 3 financial instruments.

Investment in Private Equity: The Company’s Board of Directors approved an investment of $2,000,000 into a private equity limited partnership (the “partnership”) that invests in start-up companies. The Company accounts for the investment on the cost method and will periodically review the investment for possible impairment. There was no impairment on investment for the year ended March 31, 2016 and for the three months ended June 30, 2016. The investment is recorded in other assets on the accompanying consolidated balance sheets. Management has not identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment, and in accordance with ASC 825-10-50-16 through 50-19, it is not practicable to estimate the fair value of the investment due to the fact the investment is in a diversified portfolio, none of which are traded on the open market.

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

June 30, 2016

Note A — Basis of Presentation and Summary of Significant Accounting Policies (continued)

The multiple-deliverable arrangements entered into consist of bundled managed care services, which includes various units of accounting such as network solutions, and patient management which includes claims administration. Such elements are considered separate units of accounting due to each element having value to the customer on a stand-alone basis. The selling price for each unit of accounting is determined using contract price and management estimates. When the Company’s customers purchase several products, the pricing of the products sold is generally the same as if the products were sold on an individual basis. Revenue is recognized as the work is performed in accordance with the Company’s customer contracts. Based upon the nature of the Company’s products, bundled managed care elements are generally delivered in the same accounting period. The Company recognizes revenue for patient management claims administration services over the life of the customer contract. The Company estimates, based upon prior experience in managing claims, the deferral amount from when the claim is received to when the customer contract expires.

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

On November 20, 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. ASU 2015-17 alters the presentation of deferred tax items on a classified balance sheet requiring companies to unify previously separated current and noncurrent items and present them as a single noncurrent amount. We have elected to early adopt this standard as of March 31, 2016 and have retrospectively applied the amendments to all periods presented. As a result there was no material impact to the June 30, 2016 consolidated balance sheet.

In January 2016, the FASB issued ASU 2016-01 regarding Subtopic 825-10, Financials Instruments — Overall: Recognition and Measurements of Financial Assets and Financial Liabilities. The standard addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. It requires that most equity investments be measured at fair value, with subsequent changes in fair value recognized in net income. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. We are currently evaluating the accounting, transition, and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption. We expect there will be minimal impact to the Company.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

Note A — Basis of Presentation and Summary of Significant Accounting Policies (continued)

In February 2016, the FASB issued ASU No. 2016-02, Leases, which sets out the principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The standard is effective January 1, 2019, with early adoption permitted. The standard is to be applied using a modified retrospective transition method. We are in the process of determining the effect on our consolidated financial position, results of operations and cash flows.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification on the statement of cash flows. For public companies, the new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016, with early adoption permitted. We are in the process of evaluating the impact of adoption of this guidance on our consolidated financial statements.

Accounts Receivable: The majority of the Company’s accounts receivable is due from companies in the property and casualty insurance industries, self-insured employers, and government entities. Accounts receivable are generally due within 30 days and are stated as amounts due from customers net of an allowance for doubtful accounts. Those accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company and the condition of the general economy and the industry as a whole. No one customer accounted for 10% or more of accounts receivable at either March 31, 2016 or June 30,2016. No one customer accounted for 10% or more of revenue during the three months ended June 30, 2015 or 2016.

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

June 30, 2016

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

Earnings Per Share: Earnings per common share-basic is based on the weighted average number of common shares outstanding during the period. Earnings per common share-diluted is based on the weighted average number of common shares and common share equivalents outstanding during the period. In calculating earnings per share, earnings are the same for the basic and diluted calculations. Weighted average shares outstanding decreased in the June 2016 quarter compared to the same quarter of the prior year primarily due to repurchases of shares under the Company’s share repurchase program. See also Note D.

Note B — Stock-Based Compensation and Stock Options

Under the Company’s Restated Omnibus Incentive Plan (formerly the Restated 1988 Executive Stock Option Plan) (“the Plan”) as in effect at June 30, 2016, options exercisable for up to 19,365,000 shares of the Company’s common stock may be granted over the life of the Plan to key employees, non-employee directors, and consultants at exercise prices not less than the fair market value of the stock at the date of grant. Options granted under the Plan are non-statutory stock options and generally vest 25% one year from date of grant and the remaining 75% vesting ratably each month for the next 36 months. The options granted to employees and the board of directors expire at the end of five years and ten years from date of grant, respectively.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model with the assumptions included in the table below. The Company uses historical data among other factors to estimate the expected volatility, the expected option life, and the expected forfeiture rate. The risk-free rate is based on the interest rate paid on a U.S. Treasury issue with a term similar to the estimated life of the option. Based upon the historical experience of options cancellations, the Company has estimated an annualized forfeiture rate of 11.60% and 13.20% for the three months ended June 30,2015 and 2016, respectively. Forfeiture rates will be adjusted over the requisite service period when actual forfeitures differ, or are expected to differ, from the estimate. The following assumptions were used to estimate the fair value of options granted during the three months ended June 30,2015 and 2016 using the Black-Scholes option-pricing model:

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

Note B — Stock-Based Compensation and Stock Options (continued)

	Three Months Ended June 30,
	2015	2016
Risk-free interest rate	1.56%	1.20%
Expected volatility	44%	43%
Expected dividend yield	0.00%	0.00%
Expected forfeiture rate	11.60%	13.20%
Expected weighted average life of option in years	4.4 years	4.1 years

All options granted in the three months ended June 30,2015 and 2016 were granted with an exercise price equal to the fair value of the Company’s common stock on the grant date and are non-statutory stock options.

For the three months ended June 30,2015 and 2016, the Company recorded share-based compensation expense of $616,000 and $516,000, respectively. The table below shows the amounts recognized in the consolidated financial statements for stock compensation expense for time-based options and performance-based options during the three months ended June 30,2015 and 2016, respectively.

	Three Months Ended
	June 30, 2015	June 30, 2016
Cost of revenues	$311,000	$337,000
General and administrative	305,000	179,000

Total cost of stock-based compensation included in income before income tax provision	$616,000	$516,000
Amount of income tax benefit recognized	(234,000)	(197,000)

Amount charged against net income	$382,000	$319,000

Effect on basic earnings per share	$(0.02)	$(0.02)

Effect on diluted earnings per share	$(0.02)	$(0.02)

Summarized information for all stock options for the three months ended June 30, 2015 and 2016 follows:

	Three Months Ended June 30, 2015		Three Months Ended June 30, 2016
	Shares	Average Price	Shares	Average Price
Options outstanding, beginning	1,163,179	$27.65	1,115,465	$30.36
Options granted	39,700	34.67	44,900	45.74
Options exercised	(35,837)	19.16	(76,623)	22.11
Options cancelled/forfeited	—	—	(9,221)	35.43

Options outstanding, ending	1,167,042	$28.15	1,074,521	$31.56

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

Note B — Stock-Based Compensation and Stock Options (continued)

The following table summarizes the status of stock options outstanding and exercisable at June 30, 2016:

		Weighted	Outstanding	Exercisable	Exercisable Options –
		Average	Options –	Options –	Weighted
		Remaining	Weighted	Number of	Average
	Number of	Contractual	Average	Exercisable	Exercise
Range of Exercise Price	Outstanding Options	Life	Exercise Price	Options	Price
$9.05 to $23.10	346,085	2.70	$20.32	293,659	$19.87
$23.11 to $34.77	192,764	3.08	30.74	102,521	28.2
$34.78 to $35.76	233,807	3.99	34.78	7,260	34.78
$35.77 to $46.20	301,865	4.08	43.82	90,554	42.60

Total	1,074,521	3.28	$31.56	493,994	$25.98

A summary of the status for all outstanding options at June 30, 2016, and changes during the three months then ended, is presented in the table below:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value as of June 30, 2016
Options outstanding at April 1, 2016	1,115,465	$30.36
Granted	44,900	45.74
Exercised	(76,623)	22.11
Cancelled – forfeited	(9,139)	35.34
Cancelled – expired	(82)	44.78

Ending outstanding	1,074,521	$31.56	3.28	$12,787,075

Ending vested and expected to vest	939,647	$30.83	3.17	$11,874,296

Ending exercisable at June 30, 2016	493,994	$25.98	2.61	$8,598,614

The weighted-average grant-date fair value of options granted during the three months ended June 30, 2015 and 2016, was $13.20 and $15.91, respectively.

Included in the above-noted stock option grants and stock compensation expense are performance-based stock options under which vesting occurs only upon the Company achieving certain revenue or earnings per shares targets on a calendar year basis as determined by the Company’s Board of Directors. These options were valued in the same manner as the time-vesting options. However, the Company only recognizes stock compensation to the extent that the targets are determined to be achieved which allow the performance options to vest. The Company recognized $79,000 and ($31,000) of stock compensation expense for the three months ended June 30, 2015 and 2016, respectively, for performance-based stock options.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

Note C — Treasury Stock and Subsequent Event

The Company’s Board of Directors initially approved the commencement of a share repurchase program in the fall of 1996. In November 2015, the Company’s Board of Directors approved a 1,000,000 share expansion to its existing stock repurchase plan, increasing the total number of shares of the Company’s common stock approved for repurchase over the life of the program to 35,000,000 shares of the Company’s common stock from the previous limit of 34,000,000 shares of the Company’s common stock. Since the commencement of the share repurchase program, the Company has spent $393 million to repurchase 33,924,419 shares of its common stock, equal to 63% of the outstanding common stock had there been no repurchases. The average price of these repurchases was $11.60 per share. These repurchases were funded primarily from the net earnings of the Company, along with the proceeds from the exercise of common stock options. During the three months ended June 30, 2016, the Company repurchased 38,160 shares of the Company’s common stock for $1.6 million at an average of $43.18 per share of common stock. The Company had 19,596,701 shares of common stock outstanding as of June 30, 2016, net of the 33,924,419 shares in treasury. During the period subsequent to the quarter ended June 30, 2016, the Company repurchased 6,651 shares of common stock for $294,000 at an average of $44.18 per share of common stock.

Note D — Weighted Average Shares and Net Income Per Share

Weighted average basic common shares decreased from 20,149,000 for the quarter ended June 30, 2015 to 19,572,000 for the quarter ended June 30, 2016. Weighted average diluted common and common equivalent shares decreased from 20,335,000 for the quarter ended June 30, 2015 to 19,754,000 for the quarter ended June 30, 2016. The net decrease in both of these weighted share calculations is due to the repurchase of common stock as noted above, offset by an increase in shares outstanding due to the exercise of stock options under the Company’s employee stock option plan.

Net income per common and common equivalent shares was computed by dividing net income by the weighted average number of common and common stock equivalents outstanding during the quarter. The calculations of the basic and diluted weighted shares for the three months ended June 30, 2015 and 2016, are as follows:

	Three Months Ended June 30,
	2015	2016
Net Income	$6,900,000	$7,491,000

Basic:
Weighted average common shares outstanding	20,149,000	19,572,000

Net Income per share	$0.34	$0.38

Diluted:
Weighted average common shares outstanding	20,149,000	19,572,000
Treasury stock impact of stock options	186,000	182,000

Total common and common equivalent shares	20,335,000	19,754,000

Net Income per share	$0.34	$0.38

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

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

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

Note F — Other Intangible Assets

Other intangible assets consist of the following at fiscal 2016:

Item	Life	Cost	Fiscal 2016 Amortization Expense	Accumulated Amortization at March 31, 2016	Cost, Net of Accumulated Amortization at March 31, 2016
Covenants Not to Compete	5 Years	$775,000	$13,000	$775,000	$—
Customer Relationships	18-20 Years	7,922,000	423,000	3,721,000	4,201,000
TPA Licenses	15 Years	204,000	14,000	118,000	86,000

Total		$8,901,000	$450,000	$4,614,000	$4,287,000

Other intangible assets consist of the following at June 30, 2016:

Item	Life	Cost	Three Months Ended June 30, 2016 Amortization Expense	Accumulated Amortization at June 30, 2016	Cost, Net of Accumulated Amortization at June 30, 2016
Covenants Not to Compete	5 Years	$775,000	$—	$775,000	$—
Customer Relationships	18-20 Years	7,922,000	106,000	3,827,000	4,095,000
TPA Licenses	15 Years	204,000	3,000	121,000	83,000

Total		$8,901,000	$109,000	$4,723,000	$4,178,000

Note G — Line of Credit

In September 2015, the Company renewed a line of credit agreement. The line is with a financial institution to provide a revolving credit facility with borrowing capacity of up to $10 million. Borrowings under this agreement, as amended, bear interest, at the Company’s option, at a fixed LIBOR-based rate plus 1.50% or at a fluctuating rate determined by the financial institution to be 1.50% above the daily one-month LIBOR rate. The loan covenants require the Company to maintain the current assets to liabilities ratio of at least 1.25:1, debt to tangible net worth not greater than 1.25:1 and have positive net income. The Company is in compliance with all the covenants. There were no outstanding revolving loans as of June 30, 2016, but letters of credit in the aggregate amount of $4.5 million have been issued separate from the line of credit and therefore do not reduce the amount of borrowings available under the revolving credit facility. The renewed credit agreement expires in September 2016.

Note H — Contingencies and Legal Proceedings

The Company is involved in litigation arising in the normal course of business. Management believes that resolution of these matters will not result in any payment that, individually or in the aggregate, would be material to the consolidated financial position or results of the operations of the Company.

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

Summary of Quarterly Results

The Company generated revenues of $128.5 million for the quarter ended June 30, 2016, an increase of $1.5 million, or 1.2%, compared to revenues of $126.9 million for the quarter ended June 30, 2015.

Cost of revenues increased by $2.1 million, from $100.8 million in the June 30, 2015 quarter to $102.9 million in the June 30, 2016 quarter, an increase of 2.1%.

General and administrative expense decreased by $1.5 million, from $15.0 million in the June 30, 2015 quarter to $13.5 million in the June 30, 2016 quarter, a decrease of 10.0%. This decrease was primarily due to a decrease in spending in information systems and legal expenses.

Income tax expense increased by $0.3 million, or 7.2%, from $4.3 million, in the June 30, 2015 quarter to $4.6 million in the June 30, 2016 quarter. The increase in income tax expense was primarily due to an increase in pretax income from the prior year.

Weighted diluted shares decreased from 20.3 million shares in the June 30, 2015 quarter to 19.8 million shares in the June 30, 2016 quarter, a decrease of 581,000 shares, or 2.9%. This decrease was primarily due to the repurchase of 671,849 shares of common stock in the twelve months ended June 30, 2016.

Diluted earnings per share increased from $0.34 in the June 30, 2015 quarter to $0.38 in the June 30, 2016 quarter, an increase of $0.04 per share, or 11.8%. The increase in diluted earnings per share was primarily due to an increase in net income, which was primarily due to a decrease in general and administrative expenses. Additionally, the increase in diluted earnings per share was due to a reduction in the number of shares outstanding due to shares repurchased under our stock repurchase program.

Results of Operations for the three months ended June 30, 2015 and 2016

The Company derives its revenues from providing patient management and network solutions services to payers of workers’ compensation benefits, auto insurance claims, and health insurance benefits. Patient management services include claims management and all services sold to claims management customers, case management, 24/7 nurse triage, utilization management, vocational rehabilitation, and life care planning. Network solutions services include medical bill review, PPO management, facility claim review, provider reimbursement, professional review, pharmacy services, directed care services, Medicare solutions, and clearinghouse services. The percentages of total revenues attributable to patient management and network solutions services for the quarters ended June 30, 2015 and June 30, 2016 are as follows:

	June 30, 2015	June 30, 2016
Patient management services	56.1%	55.5%
Network solutions services	43.9%	44.5%

The following table sets forth, for the periods indicated, the dollar amounts, dollar and percent changes, share changes, and the percentage of revenues represented by certain items reflected in the Company’s consolidated income statements for the three months ended June 30, 2015 and June 30, 2016. The Company’s past operating results are not necessarily indicative of future operating results.

	Three Months Ended	Three Months Ended		Percentage
	June 30, 2015	June 30, 2016	Change	Change
Revenue	$126,939,000	$128,459,000	$1,520,000	1.2%
Cost of revenues	100,756,000	102,877,000	2,121,000	2.1%

Gross profit	26,183,000	25,582,000	(601,000)	(2.3%)

Gross profit as percentage of revenue	20.6%	19.9%
General and administrative	14,962,000	13,461,000	(1,501,000)	(10.0%)
General and administrative as percentage of revenue	11.8%	10.5%

Income before income tax provision	11,221,000	12,121,000	900,000	8.0%

Income before income tax provision as percentage of revenue	8.8%	9.4%
Income tax provision	4,321,000	4,630,000	309,000	7.2%

Net income	$6,900,000	$7,491,000	$591,000	8.6%

Weighted Shares
Basic	20,149,000	19,572,000	(577,000)	(2.9%)
Diluted	20,335,000	19,754,000	(581,000)	(2.9%)
Earnings Per Share
Basic	$0.34	$0.38	$0.04	11.8%
Diluted	$0.34	$0.38	$0.04	11.8%

Revenues

Change in revenue from the quarter ended June 30, 2015 to the quarter ended June 30, 2016

Revenues increased from $126.9 million for the three months ended June 30, 2015 to $128.5 million for the three months ended June 30, 2016, an increase of $1.5 million, or 1.2%. The increase in revenues was due to an increase in network solutions services, which increased by 2.6%, from $55.7 million to $57.2 million. The increase in network solutions services was due to a 2.5% increase in bill volume.

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

Change in cost of revenues from the quarter ended June 30, 2015 to the quarter ended June 30, 2016

Cost of revenues increased from $100.8 million in the three months ended June 30, 2015 to $102.9 million in the three months ended June 30, 2016, an increase of $2.1 million or 2.1%. The increase in cost of revenues was primarily due to a slight increase in average salary, and an increase in network solution revenues that caused an increase in service costs.

General and Administrative Expense

For the quarter ended June 30, 2016, general and administrative expense consisted of approximately 61% of corporate systems costs, which include corporate systems support, implementation and training, rules engine development, national information technology (IT) strategy and planning, amortization of software development costs, depreciation of the hardware costs in the Company’s national systems, the Company’s national wide area network, and other systems related costs. The remaining 39% of the general and administrative expense consisted of national marketing, national sales support, corporate legal, corporate insurance, human resources, accounting, product management, new business development and other general corporate matters.

Change in general and administrative expense from the quarter ended June 30, 2015 to the quarter ended June 30, 2016

General and administrative expense decreased from $15.0 million in the quarter ended June 30, 2015 to $13.5 million in the quarter ended June 30, 2016, a decrease of $1.5 million, or 10.0%. Approximately half of this decrease was primarily due to a decrease in IT costs related to salaries and consultants. The other half of the decrease was primarily due to a decrease in legal costs related to mediation and employment litigations.

Income Tax Provision

Change in income tax expense from the quarter ended June 30, 2015 to the quarter ended June 30, 2016

Income tax expense increased by $0.3 million, or 7.2%, from $4.3 million for the quarter ended June 30, 2015 to $4.6 million for the quarter ended June 30, 2016 due to the increase in pretax income. The income tax expense as a percentage of income before income taxes, also known as the effective tax rate, was 38.5% for the quarter ended June 30, 2015 and 38.2% for the quarter ended June 30, 2016.

Liquidity and Capital Resources

The Company has historically funded its operations and capital expenditures primarily from cash flow from operations, and to a lesser extent, proceeds from stock option exercises. Working capital increased $6.1 million, from $42.7 million as of March 31, 2016 to $48.8 million as of June 30, 2016. Cash increased from $32.8 million as of March 31, 2016 to $36.2 million as of June 30, 2016, an increase of $3.5 million. This is primarily due to the Company’s decision to reduce its share buyback activity and an increase in options exercised for the quarter.

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

As of June 30, 2016, the Company had $36.2 million in cash and cash equivalents, invested primarily in short-term, interest-bearing, highly liquid investment-grade securities with maturities of 90 days or less.

In September 2015, the Company renewed a line of credit agreement. The line is with a financial institution to provide a revolving credit facility with borrowing capacity of up to $10 million. Borrowings under this agreement, as amended, bear interest, at the Company’s option, at a fixed LIBOR-based rate plus 1.50% or at a fluctuating rate determined by the financial institution to be 1.50% above the daily one-month LIBOR rate. The loan covenants require the Company to maintain the current assets to liabilities ratio of at least 1.25:1, debt to tangible net worth not greater than 1.25:1 and have positive net income. The Company is in compliance with all the covenants. There were no outstanding revolving loans as of June 30, 2016, but letters of credit in the aggregate amount of $4.5 million have been issued separate from the line of credit and therefore do not reduce the amount of borrowings available under the revolving credit facility. The renewed credit agreement expires in September 2016.

The Company believes that the cash balance at June 30, 2016, along with anticipated internally generated funds and the credit facility, will be sufficient to meet the Company’s expected cash requirements for at least the next twelve months.

Operating Cash Flows

Three months ended June 30, 2015 compared to three months ended June 30, 2016

Net cash provided by operating activities decreased from $15.1 million in the three months ended June 30, 2015 to $8.1 million in the three months ended June 30, 2016, a decrease of $7.0 million. The decrease in cash flow from operating activities was due to a decrease in prepaid taxes and expenses and an increase in accrued liabilities.

Investing Activities

Three months ended June 30, 2015 compared to three months ended June 30, 2016

Net cash flow used in investing activities was $5.3 million in the three months ended June 30, 2015 and $5.3 million in the three months ended June 30, 2016. Capital purchases was $4.7 million for the three months ended June 30, 2015 to $5.3 million for the three months ended June 30, 2016.

Financing Activities

Three months ended June 30, 2015 compared to three months ended June 30, 2016

Net cash flow used in financing activities was $8.2 million for the three months ended June 30, 2015 and net cash flow provided by financing activities was $0.6 million for the three months ended June 30, 2016, a change of $8.8 million. The change is primarily due to the Company’s decision to reduce its share buyback activity and an increase in options exercised for the quarter.

Contractual Obligations

The following table summarizes the Company’s contractual obligations outstanding as of June 30, 2016:

	Payments Due by Period
		Within One	Between One and	Between Three and	More than
	Total	Year	Three Years	Five Years	Five Years
Operating leases	$47,958,000	$13,034,000	$18,198,000	$10,512,000	$6,214,000
Uncertain tax positions	$2,127,000	$2,127,000	—	—	—
Software licenses	$2,166,000	$1,083,000	$1,083,000	—	—

Total	$52,251,000	$16,244,000	$19,281,000	$10,512,000	$6,214,000

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

The Company must make significant judgments and estimates in determining contractual and bad debt allowances in any accounting period. One significant uncertainty inherent in the Company’s analysis is whether its past experience will be indicative of future periods. Although the Company considers future projections when estimating contractual and bad debt allowances, the Company ultimately makes its decisions based on the best information available to it at that time. Adverse changes in general economic conditions or trends in reimbursement amounts for the Company’s services could affect the Company’s contractual and bad debt allowance estimates, collection of accounts receivable, cash flows, and results of operations. No one customer accounted for 10% or more of accounts receivable at March 31, 2016 or June 30, 2016.

Goodwill and Long-Lived Assets: Goodwill arising from business combinations represents the excess of the purchase price over the estimated fair value of the net assets of the acquired business. Pursuant to ASC 350-10 through ASC 350-30, “Goodwill and Other Intangible Assets,” goodwill is tested annually for impairment or more frequently if circumstances indicate the potential for impairment. Also, management tests for impairment of its amortizable intangible assets and long-lived assets annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company’s impairment is conducted at a regional level. The measurement of fair value is based on an evaluation of market capitalization and is further tested using a multiple of earnings approach. In projecting the Company’s cash flows, management considers industry growth rates and trends and cost structure changes. Based on management’s evaluations, no indicators of impairment of its goodwill, intangible assets or other long-lived assets existed at June 30, 2016. However, future events or changes in current circumstances could affect the recoverability of the carrying value of goodwill and long-lived assets. Should an asset be deemed impaired, an impairment loss would be recognized to the extent the carrying value of the asset exceeded its estimated fair market value.

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

On November 20, 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. ASU 2015-17 alters the presentation of deferred tax items on a classified balance sheet requiring companies to unify previously separated current and noncurrent items and present them as a single noncurrent amount. We have elected to early adopt this standard as of March 31, 2016 and have retrospectively applied the amendments to all periods presented. As a result there was no material impact to the June 30, 2016 consolidated balance sheet.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, which sets out the principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The standard is effective January 1, 2019, with early adoption permitted. The standard is to be applied using a modified retrospective transition method. We are in the process of determining the effect on our consolidated financial position, results of operations and cash flows.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification on the statement of cash flows. For public companies, the new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016, with early adoption permitted. We are in the process of evaluating the impact of adoption of this guidance on our consolidated financial statements.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2016, the Company held no market risk sensitive instruments for trading purposes, and the Company did not employ any derivative financial instruments, other financial instruments, or derivative commodity instruments to hedge any market risk. The Company had no debt outstanding as of June 30, 2016, and therefore, had no market risk related to debt.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2016, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings

The Company is involved in litigation arising in the normal course of business. Management believes that resolution of these matters will not result in any payment that, individually or in the aggregate, would be material to the consolidated financial position or results of the operations of the Company.

Item 1A – Risk Factors.

A restated description of the risk factors associated with our business is set forth below. This description includes any and all changes (whether or not material) to, and supersedes, the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2016.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the period covered by this report. The following table shows the repurchases of the Company’s common stock made by or on behalf of the Company in open-market transactions for the quarter ended June 30, 2016 pursuant to a publicly announced plan.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that may yet be Purchased Under the Program
April 1 to April 30, 2016	24,295	42.50	24,295	1,089,446
May 1 to May 31, 2016	2,260	44.99	2,260	1,087,186
June 1 to June 30, 2016	11,605	44.26	11,605	1,075,581

Total	38,160	43.18	38,160	1,075,581

In 1996, the Company’s Board of Directors authorized a stock repurchase program for up to 900,000 shares of the Company’s common stock. The Company’s Board of Directors has periodically increased the number of shares authorized for repurchase under the repurchase program. In November 2015, the Company’s Board of Directors approved a 1,000,000 share expansion to its existing stock repurchase plan, increasing the total number of shares approved for repurchase over the life of the program to 35,000,000 shares from the previous limit of 34,000,000 shares. There is no expiration date for the repurchase program. As of June 30, 2016, the Company had repurchased 33,924,419 shares of its common stock over the life of the program.

Item 3 – Defaults Upon Senior Securities – None.

Item 4 – Mine Safety Disclosures – Not applicable.

Item 5 – Other Information – None.

Item 6 – Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Company. Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 10, 2011.

3.2	Amended and Restated Bylaws of the Company. Incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 filed on August 14, 2006.

3.3	Certification of Designation Increasing the Number of Shares of Series A Junior Participating Preferred Stock. Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 24, 2008.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2016 and March 31, 2016; (ii) Consolidated Statements of Income for the three months ended June 30, 2015 and 2016; (iii) Consolidated Statements of Cash Flows for the three months ended June 30, 2015 and 2016; and (iv) Notes to Consolidated Financial Statements.

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

August 4, 2016