Form 10-Q
period 2016-09-30
CORVEL CORP
filed 2016-11-04
CIK 874866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

The number of shares outstanding of the registrant's Common Stock, $0.0001 par value per share, as of October 28, 2016 was 19,492,537.

CORVEL CORPORATION

FORM 10-Q

Part I - Financial Information

Item 1 - Financial Statements

CORVEL CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2016	September 30, 2016
		(Unaudited)
Assets
Current Assets
Cash and cash equivalents (Note A)	$32,779,000	$40,862,000
Customer deposits	25,649,000	31,189,000
Accounts receivable, net	59,747,000	60,445,000
Prepaid taxes and expenses	4,933,000	6,201,000
Total current assets	123,108,000	138,697,000
Property and equipment, net	53,268,000	57,386,000
Goodwill	36,814,000	36,814,000
Other intangibles, net (Note F)	4,287,000	4,069,000
Other assets	2,792,000	3,272,000
TOTAL ASSETS	$220,269,000	$240,238,000
Liabilities and Stockholders' Equity
Current Liabilities
Accounts and taxes payable	$13,233,000	$16,172,000
Accrued liabilities	67,182,000	70,439,000
Total current liabilities	80,415,000	86,611,000
Deferred income taxes	7,906,000	7,479,000
Total liabilities	88,321,000	94,090,000
Commitments and contingencies (Notes G and H)
Stockholders' Equity
Common stock, $.0001 par value: 120,000,000 shares authorized at March 31, 2016 and September 30, 2016; 53,448,672 shares issued (19,562,413 shares outstanding, net of Treasury shares) and 53,540,231 shares issued (19,552,218 shares outstanding, net of Treasury shares) at March 31, 2016 and September 30, 2016, respectively	3,000	3,000
Paid-in capital	130,465,000	134,421,000
Treasury Stock (33,886,259 shares at March 31, 2016 and 33,988,013 shares at September 30, 2016)	(391,803,000)	(396,002,000)
Retained earnings	393,283,000	407,726,000
Total stockholders' equity	131,948,000	146,148,000
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$220,269,000	$240,238,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED INCOME STATEMENTS – UNAUDITED

	Three Months Ended September 30,
	2015	2016
REVENUES	$124,460,000	$128,219,000
Cost of revenues	97,776,000	102,307,000
Gross profit	26,684,000	25,912,000
General and administrative expenses	13,209,000	14,644,000
Income before income tax provision	13,475,000	11,268,000
Income tax provision	5,208,000	4,316,000
NET INCOME	$8,267,000	$6,952,000
Net income per common and common equivalent share
Basic	$0.42	$0.36
Diluted	$0.41	$0.35
Weighted average common and common equivalent shares
Basic	19,902,000	19,581,000
Diluted	20,063,000	19,733,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED INCOME STATEMENTS – UNAUDITED

	Six Months Ended September 30,
	2015	2016
REVENUES	$251,399,000	$256,678,000
Cost of revenues	198,532,000	205,184,000
Gross profit	52,867,000	51,494,000
General and administrative expenses	28,171,000	28,105,000
Income before income tax provision	24,696,000	23,389,000
Income tax provision	9,529,000	8,946,000
NET INCOME	$15,167,000	$14,443,000
Net income per common and common equivalent share
Basic	$0.76	$0.74
Diluted	$0.75	$0.73
Weighted average common and common equivalent shares
Basic	20,026,000	19,577,000
Diluted	20,199,000	19,743,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED

	Six Months Ended September 30,
	2015	2016
Cash flows from Operating Activities
NET INCOME	$15,167,000	$14,443,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,916,000	10,410,000
Loss (gain) on disposal of assets	(5,000)	8,000
Stock compensation expense	1,104,000	1,128,000
Write-off of uncollectible accounts	897,000	1,080,000
Deferred income tax	(399,000)	(427,000)
Changes in operating assets and liabilities
Accounts receivable	(2,585,000)	(1,779,000)
Customer deposits	(7,403,000)	(5,540,000)
Prepaid taxes and expenses	5,205,000	(1,268,000)
Other assets	(571,000)	(213,000)
Accounts and taxes payable	(271,000)	(552,000)
Accrued liabilities	3,535,000	3,257,000
Net cash provided by operating activities	24,590,000	20,547,000
Cash Flows from Investing Activities
Investment in private equity	(600,000)	(250,000)
Purchase of property and equipment	(8,025,000)	(10,843,000)
Net cash (used in) investing activities	(8,625,000)	(11,093,000)
Cash Flows from Financing Activities
Purchase of treasury stock	(18,775,000)	(4,199,000)
Tax effect of stock option exercises	475,000	869,000
Exercise of common stock options	1,525,000	1,758,000
Exercise of employee stock purchase options	181,000	201,000
Net cash (used in) financing activities	(16,594,000)	(1,371,000)
(Decrease) Increase in cash and cash equivalents	(629,000)	8,083,000
Cash and cash equivalents at beginning of period	25,516,000	32,779,000
Cash and cash equivalents at end of period	$24,887,000	$40,862,000
Supplemental Cash Flow Information:
Income taxes paid	$6,946,000	$9,502,000
Purchase of software license under finance agreement	$—	$3,492,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

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

The Company evaluated all subsequent events or transactions through the date of filing this report.  During the period subsequent to the quarter ended September 30, 2016, the Company repurchased 61,880 shares of common stock for $2,197,000 at an average of $35.51 per share of common stock.  These shares of common stock were repurchased under the Company’s ongoing share repurchase program described in Note C.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the three and six months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2017.  For further information, refer to the consolidated financial statements and notes for the fiscal year ended March 31, 2016 included in the Company's Annual Report on Form 10-K filed with the SEC on June 10, 2016.

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

The carrying amount of the Company’s financial instruments (i.e. cash equivalents, accounts receivable, accounts payable) are all Level 1 and approximate their fair values at March 31, 2016 and September 30, 2016. The Company has no Level 2 or Level 3 financial instruments.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

Note A — Basis of Presentation and Summary of Significant Accounting Policies (continued)

Investment in Private Equity: The Company has made an investment of $2,250,000 into a private equity limited partnership (the “partnership”) that invests in start-up companies primarily in the data analytics industry.   The Company accounts for the investment on the cost method and will periodically review the investment for possible impairment.  There was no impairment on the investment for the year ended March 31, 2016 and for the six months ended September 30, 2016.  The investment is recorded in other assets on the accompanying consolidated balance sheets.  Management has not identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment, and in accordance with ASC 825-10-50-16 through 50-19, it is not practicable to estimate the fair value of the investment due to the fact the investment is in a diversified portfolio of companies whose shares are not traded on the open market.

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

The multiple-deliverable arrangements consist of bundled managed care services, which includes various units of accounting such as network solutions, and patient management which includes claims administration. Such elements are considered separate units of accounting due to each element having value to the customer on a stand-alone basis. The selling price for each unit of accounting is determined using contract price and management estimates. When the Company’s customers purchase several products, the pricing of the products sold is generally the same as if the products were sold on an individual basis. Revenue is recognized as the work is performed in accordance with the Company’s customer contracts. Based upon the nature of the Company’s products, bundled managed care elements are generally delivered in the same accounting period. The Company recognizes revenue for patient management claims administration services over the life of the customer contract. The Company estimates, based upon prior experience in managing claims, the deferral amount from when the claim is received to when the customer contract expires.

Recent Accounting Pronouncements: On May 28, 2014, the FASB issued ASU 2014-09 regarding ASC Topic 606, Revenue from Contracts with Customers. This standard provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB approved a one-year delay of the effective date of this new revenue recognition standard. The guidance will now be effective for our fiscal year beginning April 1, 2018. We are currently evaluating the accounting, transition, and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

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

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, which lays out the principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The standard is effective April 1, 2019, with early adoption permitted. The standard is to be applied using a modified retrospective transition method. We are in the process of determining the effect on our consolidated financial position, results of operations and cash flows.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows, which reduces diversity in practice in how certain transactions are classified in the statement of cash flows.  The new guidance is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted. The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.

Accounts Receivable: The majority of the Company’s accounts receivable is due from companies in the property and casualty insurance industries, self-insured employers, and government entities.  Accounts receivable are generally due within 30 days and are stated as amounts due from customers net of an allowance for doubtful accounts. Those accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company and the condition of the general economy and the industry as a whole. No one customer accounted for 10% or more of accounts receivable at either March 31, 2016 or September 30, 2016. No one customer accounted for 10% or more of revenue during the three and six months ended September 30, 2015 and 2016.

Property and Equipment: Additions to property and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets, which range from two to seven years or the life of the lease.  The Company accounts for internally developed software costs in accordance with FASB ASC 350-40, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, which allows for the capitalization of software developed for internal use. These costs are included in computer software in property and equipment and are amortized over a period of five years.

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

September 30, 2016

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

Earnings Per Share: Earnings per common share-basic is based on the weighted average number of common shares outstanding during the period. Earnings per common share-diluted is based on the weighted average number of common shares and common share equivalents outstanding during the period. In calculating earnings per share, earnings are the same for the basic and diluted calculations. Weighted average shares outstanding decreased in the September 2016 quarter compared to the same quarter of the prior year primarily due to repurchases of shares under the Company’s share repurchase program.  See also Note D.

Note B — Stock-Based Compensation and Stock Options

Under the Company’s Restated Omnibus Incentive Plan (formerly the Restated 1988 Executive Stock Option Plan) (“the Plan”) as in effect at September 30, 2016, options exercisable for up to 19,365,000 shares of the Company’s common stock may be granted over the life of the Plan to key employees, non-employee directors, and consultants at exercise prices not less than the fair market value of the stock at the date of grant. Options granted under the Plan are non-statutory stock options and generally vest 25% one year from date of grant and the remaining 75% vesting ratably each month for the next 36 months. The options granted to employees and the board of directors expire at the end of five years and ten years from date of grant, respectively.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model with the assumptions included in the table below. The Company uses historical data among other factors to estimate the expected volatility, the expected option life, and the expected forfeiture rate. The risk-free rate is based on the interest rate paid on a U.S. Treasury issue with a term similar to the estimated life of the option. Based upon the historical experience of options cancellations, the Company has estimated an annualized forfeiture rate of 12.28% and 13.16% for the three months ended September 30, 2015 and 2016, respectively.  Forfeiture rates will be adjusted over the requisite service period when actual forfeitures differ, or are expected to differ, from the estimate. The following assumptions were used to estimate the fair value of options granted during the three months ended September 30, 2015 and 2016 using the Black-Scholes option-pricing model:

	Three Months Ended September 30,
	2015	2016
Risk-free interest rate	1.61%	1.03
Expected volatility	44%	42%
Expected dividend yield	0.00%	0.00%
Expected forfeiture rate	12.28%	13.16%
Expected weighted average life of option in years	4.4 years	4.4 years

All options granted in the six months ended September 30, 2015 and 2016 were granted with an exercise price equal to the fair value of the Company’s common stock on the grant date and are non-statutory stock options.

For the three months ended September 30, 2015 and 2016, the Company recorded share-based compensation expense of $488,000 and $612,000, respectively.  For the six months ended September 30, 2015 and 2016, the Company recorded share-based compensation expense of $1,104,000 and $1,128,000, respectively. The table below shows the amounts recognized in the consolidated financial statements for stock compensation expense for time-based options and performance-based options during the three and six months ended September 30, 2015 and 2016, respectively.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

Note B — Stock-Based Compensation and Stock Options (continued)

	Three Months Ended
	September 30, 2015	September 30, 2016
Cost of revenues	$321,000	$395,000
General and administrative	167,000	217,000
Total cost of stock-based compensation included in income before income tax provision	488,000	612,000
Amount of income tax benefit recognized	(188,000)	(234,000)
Amount charged against net income	$300,000	$378,000
Effect on basic earnings per share	$(0.02)	$(0.02)
Effect on diluted earnings per share	$(0.01)	$(0.02)

	Six Months Ended
	September 30, 2015	September 30, 2016
Cost of revenues	$633,000	$732,000
General and administrative	471,000	396,000
Total cost of stock-based compensation included in income before income tax provision	1,104,000	1,128,000
Amount of income tax benefit recognized	(425,000)	(432,000)
Amount charged against net income	$679,000	$696,000
Effect on basic net income per share	$(0.03)	$(0.04)
Effect on diluted net income per share	$(0.03)	$(0.04)

Summarized information for all stock options for the three and six months ended September 30, 2015 and 2016 follows:

	Three Months Ended September 30, 2015		Three Months Ended September 30, 2016
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning	1,167,042	$28.15	1,074,521	$31.56
Options granted	47,300	33.15	45,600	43.32
Options exercised	(59,804)	16.91	(14,593)	20.61
Options cancelled/forfeited	(18,952)	36.25	(2,609)	39.33
Options outstanding, ending	1,135,586	$28.81	1,102,919	$32.17

	Six Months Ended September 30, 2015		Six Months Ended September 30, 2016
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning	1,163,179	$27.65	1,115,465	$28.81
Options granted	87,000	33.85	90,500	44.52
Options exercised	(95,641)	17.75	(91,216)	21.87
Options cancelled/forfeited	(18,952)	36.25	(11,830)	36.36
Options outstanding, ending	1,135,586	$28.81	1,102,919	$32.17

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

Note B — Stock-Based Compensation and Stock Options (continued)

The following table summarizes the status of stock options outstanding and exercisable at September 30, 2016:

Range of Exercise Price	Number of Outstanding Options	Weighted Average Remaining Contractual Life	Outstanding Options – Weighted Average Exercise Price	Exercisable Options – Number of Exercisable Options	Exercisable Options – Weighted Average Exercise Price
$12.71 to $23.10	335,209	2.51	$20.45	304,139	$20.19
$23.11 to $34.77	190,134	2.86	$30.75	118,443	$28.96
$34.78 to $35.76	233,099	3.75	$34.78	8,390	$34.78
$35.77 to $46.20	344,477	3.72	$43.50	103,684	$43.26
Total	1,102,919	3.21	$32.17	534,656	$26.69

A summary of the status for all outstanding options at September 30, 2016, and changes during the three months then ended, is presented in the table below:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value as of September 30, 2016
Options outstanding at July 1, 2016	1,074,521	$31.56
Granted	45,600	43.32
Exercised	(14,593)	20.61
Cancelled – forfeited	(2,110)	39.21
Cancelled – expired	(499)	39.82
Ending outstanding	1,102,919	$32.17	3.21	$8,387,418
Ending vested and expected to vest	971,976	$31.50	3.09	$8,045,668
Ending exercisable at September 30, 2016	534,656	$26.69	2.55	$6,712,666

The weighted-average grant-date fair value of options granted during the three months ended September 30, 2015 and 2016, was $12.53 and $14.78, respectively.

Included in the above-noted stock option grants and stock compensation expense are performance-based stock options under which vesting occurs only upon the Company achieving certain revenue or earnings per shares targets on a calendar year basis as determined by the Company’s Board of Directors. These options were valued in the same manner as the time-vesting options. However, the Company only recognizes stock compensation to the extent that the probable targets are determined to be achieved which allow the performance options to vest.  The Company recognized ($63,000) and ($31,000) of stock compensation expense for the three months ended September 30, 2015 and 2016, respectively, for performance-based stock options.

Note C — Treasury Stock and Subsequent Event

The Company’s Board of Directors initially approved the commencement of a share repurchase program in the fall of 1996.  In November 2015, the Company’s Board of Directors approved a 1,000,000 share expansion to its existing stock repurchase plan, increasing the total number of shares of the Company’s common stock approved for repurchase over the life of the program to 35,000,000 shares of the Company’s common stock from the previous limit of 34,000,000 shares of the Company’s common stock.  Since the commencement of the share repurchase program, the Company has spent $396 million to repurchase 33,988,013 shares of its common stock, equal to 63% of the outstanding common stock had there been no repurchases.  The average price of these repurchases was $11.65 per share. These repurchases were funded primarily from the net earnings of the Company, along with the proceeds from the exercise of common stock options.  During the three and six months ended September 30, 2016, the Company repurchased 63,594 shares of the Company’s common stock for $2.6 million at an average price of $40.12 per share of common stock and 101,754 shares of the Company’s common stock for $4.2 million at an average price of $41.27 per share of common stock, respectively.  The Company had 19,552,218 shares of common stock outstanding as of September 30, 2016, net of the 33,988,013 shares in treasury.  During the period subsequent to the quarter ended September 30, 2016, the Company repurchased 61,880 shares of common stock for $2,197,000 at an average price of $35.51 per share of common stock.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

Note D — Weighted Average Shares and Net Income Per Share

Weighted average basic common shares decreased from 19,902,000 for the quarter ended September 30, 2015 to 19,581,000 for the quarter ended September 30, 2016.  Weighted average diluted common and common equivalent shares decreased from 20,063,000 for the quarter ended September 30, 2015 to 19,733,000 for the quarter ended September 30, 2016.  The net decrease in both of these weighted share calculations is due to the repurchase of common stock as noted above, offset by an increase in shares outstanding due to the exercise of stock options under the Company’s employee stock option plan.

Net income per common and common equivalent shares was computed by dividing net income by the weighted average number of common and common stock equivalents outstanding during the quarter.  The calculations of the basic and diluted weighted shares for the three and six months ended September 30, 2015 and 2016, are as follows:

	Three Months Ended September 30, 2016
	2015	2016
Net Income	$8,267,000	$6,952,000
Basic:
Weighted average common shares outstanding	19,902,000	19,581,000
Net Income per share	$0.42	$0.36
Diluted:
Weighted average common shares outstanding	19,902,000	19,581,000
Treasury stock impact of stock options	161,000	152,000
Total common and common equivalent shares	20,063,000	19,733,000
Net Income per share	$0.41	$0.35

	Six Months Ended September 30, 2016
	2015	2016
Net Income	$15,167,000	$14,443,000
Basic:
Weighted average common shares outstanding	20,026,000	19,577,000
Net Income per share	$0.76	$0.74
Diluted:
Weighted average common shares outstanding	20,026,000	19,577,000
Treasury stock impact of stock options	173,000	166,000
Total common and common equivalent shares	20,199,000	19,743,000
Net Income per share	$0.75	$0.73

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

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

Note E — Shareholder Rights Plan (continued)

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

Note F — Other Intangible Assets

Other intangible assets consisted of the following at March 31, 2016:

					Cost, Net of
			Fiscal 2016	Accumulated	Accumulated
			Amortization	Amortization at	Amortization at
Item	Life	Cost	Expense	March 31, 2016	March 31, 2016
Covenants Not to Compete	5 Years	$775,000	$13,000	$775,000	$—
Customer Relationships	18-20 Years	7,922,000	423,000	3,721,000	4,201,000
TPA Licenses	15 Years	204,000	14,000	118,000	86,000
Total		$8,901,000	$450,000	$4,614,000	$4,287,000

Other intangible assets consisted of the following at September 30, 2016:

					Cost, Net of
			Six Months Ended	Accumulated	Accumulated
			September 30, 2016	Amortization at	Amortization at
Item	Life	Cost	Amortization Expense	September 30, 2016	September 30, 2016
Covenants Not to Compete	5 Years	$775,000	$—	$775,000	$—
Customer Relationships	18-20 Years	7,922,000	211,000	3,933,000	3,989,000
TPA Licenses	15 Years	204,000	7,000	124,000	80,000
Total		$8,901,000	$218,000	$4,832,000	$4,069,000

Note G — Line of Credit

In September 2016, the Company renewed a line of credit agreement. The line is with a financial institution to provide a revolving credit facility with borrowing capacity of up to $10 million. Borrowings under this agreement, as amended, bear interest, at the Company’s option, at a fixed LIBOR-based rate plus 1.50% or at a fluctuating rate determined by the financial institution to be 1.0% above the daily one-month LIBOR rate. The loan covenants require the Company to maintain the current assets to liabilities ratio of at least 1.25:1, debt to tangible net worth not greater than 1.25:1 and have positive net income. The Company is in compliance with all the covenants.  There were no outstanding revolving loans as of September 30, 2016, but letters of credit in the aggregate amount of $4.5 million have been issued separate from the line of credit and therefore do not reduce the amount of borrowings available under the revolving credit facility. The renewed credit agreement expires in September 2017.

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

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

Note I — Accounts and Taxes Payable and Accrued Liabilities

Accounts payable, income taxes payable and accrued liabilities consisted of the following at March 31, 2016 and September 30, 2016:

	March 31, 2016	September 30, 2016
Accounts payable	$11,191,000	$14,130,000
Income taxes payable and uncertain tax positions	2,042,000	2,042,000
Total accounts and taxes payable	$13,233,000	$16,172,000

	March 31, 2016	September 30, 2016
Payroll, payroll taxes and employee benefits	$18,003,000	$15,827,000
Customer deposits	25,649,000	31,189,000
Accrued professional service fees	4,692,000	4,895,000
Self-insurance accruals	3,095,000	2,845,000
Deferred revenue	7,821,000	8,623,000
Accrued rent	4,907,000	4,598,000
Other	3,015,000	2,462,000
Total accrued liabilities	$67,182,000	$70,439,000

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

Overview

CorVel Corporation is an independent nationwide provider of medical cost containment and managed care services designed to address the escalating medical costs of workers’ compensation and auto claims. The Company’s services are provided to insurance companies, third party administrators (“TPA’s”), governmental entities, and self-administered employers to assist them in managing the medical costs and monitoring the quality of care associated with healthcare claims.  There is a decrease in the occupational injury and illness incidence rates as released from the United States Department of Labor in October 2016.  This is a continuance of a long term trend of a decrease in the injury rates in the United States.

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

Summary of Quarterly Results

The Company generated revenues of $128.2 million for the quarter ended September 30, 2016, an increase of $3.8 million, or 3.0%, compared to revenues of $124.5 million for the quarter ended September 30, 2015.  This increase was due to an increase in patient management services, which was due to an increase in TPA services offset by a decrease in case management services.

Cost of revenues increased by $4.5 million, from $97.8 million in the September 30, 2015 quarter to $102.3 million in the September 30, 2016 quarter, an increase of 4.6%.  The increase in cost of revenues was due to an increase in revenues.  Additionally, the increase in cost of revenues was primarily due to an increase in salaries, directed network costs, and temporary help expenses.

General and administrative expense increased by $1.4 million, from $13.2 million in the September 30, 2015 quarter to $14.6 million in the September 30, 2016 quarter, an increase of 10.9%. This increase was primarily due to an increase in spending in legal, information systems, and marketing expenses.

Income tax expense decreased by $0.9 million, or 17.1%, from $5.2 million, in the September 30, 2015 quarter to $4.3 million in the September 30, 2016 quarter.  The decrease in income tax expense was primarily due to a decrease in pretax income from the prior year.

Weighted diluted shares decreased from 20.1 million shares in the September 30, 2015 quarter to 19.7 million shares in the September 30, 2016 quarter, a decrease of 330,000 shares, or 1.6%.  This decrease was primarily due to the repurchase of 435,823 shares of common stock in the twelve months ended September 30, 2016 under our stock repurchase program.

Diluted earnings per share decreased from $0.41 in the September 30, 2015 quarter to $0.35 in the September 30, 2016 quarter, a decrease of $0.06 per share, or 14.5%.  The decrease in diluted earnings per share was primarily due to a decrease in net income.

Results of Operations for the three months ended September 30, 2015 and 2016

The Company derives its revenues from providing patient management and network solutions services to payers of workers’ compensation benefits, auto insurance claims, and health insurance benefits.  Patient management services include claims management and all services sold to claims management customers, case management, 24/7 nurse triage, utilization management, vocational rehabilitation, and life care planning. Network solutions services include medical bill review, PPO management, facility claim review, provider reimbursement, professional review, pharmacy services, directed care services, Medicare solutions, and clearinghouse services.  The percentages of total revenues attributable to patient management and network solutions services for the quarters ended September 30, 2015 and September 30, 2016 are as follows:

	September 30, 2015	September 30, 2016
Patient management services	54.7%	56.1%
Network solutions services	45.3%	43.9%

The following table sets forth, for the periods indicated, the dollar amounts, dollar and percent changes, share changes, and the percentage of revenues represented by certain items reflected in the Company’s consolidated income statements for the three months ended September 30, 2015 and September 30, 2016. The Company’s past operating results are not necessarily indicative of future operating results.

	Three Months Ended	Three Months Ended		Percentage
	September 30, 2015	September 30, 2016	Change	Change
Revenue	$124,460,000	$128,219,000	$3,759,000	3.0%
Cost of revenues	97,776,000	102,307,000	4,531,000	4.6%
Gross profit	26,684,000	25,912,000	(772,000)	(2.9%)
Gross profit as percentage of revenue	21.4%	20.2%
General and administrative	13,209,000	14,644,000	1,435,000	10.9%
General and administrative as percentage of revenue	10.6%	11.4%
Income before income tax provision	13,475,000	11,268,000	(2,207,000)	(16.4%)
Income before income tax provision as percentage of revenue	10.8%	8.8%
Income tax provision	5,208,000	4,316,000	(892,000)	(17.1%)
Net income	$8,267,000	$6,952,000	$(1,315,000)	(15.9%)
Weighted Shares
Basic	19,902,000	19,581,000	(321,000)	(1.6%)
Diluted	20,063,000	19,733,000	(330,000)	(1.6%)
Earnings Per Share
Basic	$0.42	$0.36	$(0.06)	(14.3%)
Diluted	$0.41	$0.35	$(0.06)	(14.6%)

Revenues

Change in revenue from the quarter ended September 30, 2015 to the quarter ended September 30, 2016

Revenues increased from $124.5 million for the three months ended September 30, 2015 to $128.2 million for the three months ended September 30, 2016, an increase of $3.8 million, or 3.0%.  The increase in revenues was due to an increase in patient management services, which increased by 5.6%, from $68.1 million to $71.9 million.  The increase in patient management services was due to an increase in TPA services partially offset by a decrease in case management services.

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

Change in cost of revenues from the quarter ended September 30, 2015 to the quarter ended September 30, 2016

Cost of revenues increased from $97.8 million in the three months ended September 30, 2015 to $102.3 million in the three months ended September 30, 2016, an increase of $4.5 million or 4.6%.  The increase in cost of revenues was primarily due to revenue increasing in lower margin TPA services and a decrease in case management margins.  Additionally, there was an increase in salaries, directed network costs, and temporary help expenses.

General and Administrative Expense

For the quarter ended September 30, 2016, general and administrative expense consisted of approximately 56% of corporate systems costs, which include corporate systems support, implementation and training, rules engine development, national information technology (IT) strategy and planning, amortization of software development costs, depreciation of the hardware costs in the Company’s national systems, the Company’s national wide area network, and other systems related costs. The remaining 44% of the general and administrative expense consisted of national marketing, national sales support, corporate legal, corporate insurance, human resources, accounting, product management, new business development, and other general corporate matters.

Change in general and administrative expense from the quarter ended September 30, 2015 to the quarter ended September 30, 2016

General and administrative expense increased from $13.2 million in the quarter ended September 30, 2015 to $14.6 million in the quarter ended September 30, 2016, an increase of $1.4 million, or 10.9%.  Approximately half of this increase was primarily due to an increase in legal costs related to mediation and employment litigations.  The increase in IT expenses was due to software depreciation.

Income Tax Provision

Change in income tax expense from the quarter ended September 30, 2015 to the quarter ended September 30, 2016

Income tax expense decreased by $0.9 million, or 17.1%, from $5.2 million for the quarter ended September 30, 2015 to $4.3 million for the quarter ended September 30, 2016 due to the decrease in pretax income.  The income tax expense as a percentage of income before income taxes, also known as the effective tax rate, was 38.6% for the quarter ended September 30, 2015 and 38.3% for the quarter ended September 30, 2016.

Results of Operations for the six months ended September 30, 2015 and the six months ended September 30, 2016

The following table sets forth, for the periods indicated, the dollar amounts, dollar and percent changes, share changes, and the percentage of revenues represented by certain items reflected in the Company’s consolidated income statements for the six months ended September 30, 2015 and September 30, 2016.  The Company’s past operating results are not necessarily indicative of future operating results.

	Six Months Ended	Six Months Ended		Percentage
	September 30, 2015	September 30, 2016	Change	Change
Revenue	$251,399,000	$256,678,000	$5,279,000	2.1%
Cost of revenues	198,532,000	205,184,000	6,652,000	3.4%
Gross profit	52,867,000	51,494,000	(1,373,000)	(2.6%)
Gross profit as percentage of revenue	21.0%	20.1%
General and administrative	28,171,000	28,105,000	(66,000)	(0.2%)
General and administrative as percentage of revenue	11.2%	10.9%
Income before income tax provision	24,696,000	23,389,000	(1,307,000)	(5.3%)
Income before income tax provision as percentage of revenue	9.8%	9.1%
Income tax provision	9,529,000	8,946,000	(583,000)	(6.1%)
Net income	$15,167,000	$14,443,000	$(724,000)	(4.8%)
Weighted Shares
Basic	20,026,000	19,577,000	(449,000)	(2.2%)
Diluted	20,199,000	19,743,000	(456,000)	(2.3%)
Earnings Per Share
Basic	$0.76	$0.74	$(0.02)	(2.6%)
Diluted	$0.75	$0.73	$(0.02)	(2.7%)

Revenues

Change in revenue from the six months ended September 30, 2015 to the six months ended September 30, 2016

Revenues increased from $251.4 million for the six months ended September 30, 2015 to $256.7 million for the six months ended September 30, 2016, an increase of $5.3 million, or 2.1%.  The increase in revenues was due to an increase in patient management services, which increased by 2.8%, from $139.3 million to $143.3 million, along with a lesser increase in network solutions, which increased by 1.2%, from $112.1 million to $113.4 million.  Within patient management services, most of the increase was related to TPA services, which was offset by a decrease in case management services.

Cost of Revenues

Change in cost of revenues from the six months ended September 30, 2015 to the six months ended September 30, 2016

Cost of revenues increased from $198.5 million in the six months ended September 30, 2015 to $205.2 million in the six months ended September 30, 2016, an increase of $6.7 million or 3.4%.  The increase in cost of revenues was primarily due to revenue increasing in lower margin TPA services, a decrease in case management margins, which was slightly offset by an increase in higher margin network solutions revenue.  Additionally, there was an increase in salaries, directed network costs, and temporary help expenses.

General and Administrative Expense

Change in general and administrative expense from the six months ended September 30, 2015 to the six months ended September 30, 2016

General and administrative expense decreased from $28.2 million in the six months ended September 30, 2015 to $28.1 million in the six months ended September 30, 2016, a decrease of $0.1 million, or 0.2%.  This decrease was primarily due to a decrease in IT costs.

Income Tax Provision

Change in income tax expense from the six months ended September 30, 2015 to the six months ended September 30, 2016

Income tax expense decreased by $0.6 million, or 6.1%, from $9.5 million for the six months ended September 30, 2015 to $8.9 million for the six months ended September 30, 2016 due to the decrease in pretax income.  The income tax expense as a percentage of income before income taxes, also known as the effective tax rate, was 38.6% for the six months ended September 30, 2015 and 38.2% for the six months ended September 30, 2016.

Liquidity and Capital Resources

The Company has historically funded its operations and capital expenditures primarily from cash flow from operations, and to a lesser extent, proceeds from stock option exercises. Working capital increased $9.4 million, from $42.7 million as of March 31, 2016 to $52.1 million as of September 30, 2016.  Cash and cash equivalents increased from $32.8 million as of March 31, 2016 to $40.9 million as of September 30, 2016, an increase of $8.1 million.  This is primarily due to the Company’s decision to reduce its stock repurchase program activity.

The Company believes that cash from operations and funds from exercises of stock options granted to employees are adequate to fund existing obligations, repurchase shares of the Company’s common stock under its current stock repurchase program, introduce new services, and continue to develop healthcare related services for at least the next twelve months. The Company regularly evaluates cash requirements for current operations, commitments, capital acquisitions, and other strategic transactions. The Company may elect to raise additional funds for these purposes, through debt or equity financings or otherwise, as appropriate.  Additional equity or debt financing may not be available when needed, on terms favorable to the Company or at all.

As of September 30, 2016, the Company had $40.9 million in cash and cash equivalents, invested primarily in short-term, interest-bearing, highly liquid investment-grade securities with maturities of 90 days or less.

In September 2016, the Company renewed a line of credit agreement.  The line is with a financial institution to provide a revolving credit facility with borrowing capacity of up to $10 million. Borrowings under this agreement, as amended, bear interest, at the Company’s option, at a fixed LIBOR-based rate plus 1.50% or at a fluctuating rate determined by the financial institution to be 1.0% above the daily one-month LIBOR rate. The loan covenants require the Company to maintain the current assets to liabilities ratio of at least 1.25:1, debt to tangible net worth not greater than 1.25:1 and have positive net income.  The Company is in compliance with all the covenants.  There were no outstanding revolving loans as of September 30, 2016, but letters of credit in the aggregate amount of $4.5 million have been issued separate from the line of credit and therefore do not reduce the amount of borrowings available under the revolving credit facility. The renewed credit agreement expires in September 2017.

The Company believes that the cash balance at September 30, 2016, along with anticipated internally generated funds and the credit facility, will be sufficient to meet the Company’s expected cash requirements for at least the next twelve months.

Operating Cash Flows

Six months ended September 30, 2015 compared to six months ended September 30, 2016

Net cash provided by operating activities decreased from $24.6 million in the six months ended September 30, 2015 to $20.5 million in the six months ended September 30, 2016, a decrease of $4.0 million.  The decrease in cash flow from operating activities was primarily due to a change in prepaid taxes and expenses.

Investing Activities

Six months ended September 30, 2015 compared to six months ended September 30, 2016

Net cash flow used in investing activities was $8.6 million in the six months ended September 30, 2015 and $11.1 million in the six months ended September 30, 2016.  Capital purchases were $8.0 million for the six months ended September 30, 2015 and $10.8 million for the six months ended September 30, 2016.  This increase was due to the renewal of software licenses.

Financing Activities

Six months ended September 30, 2015 compared to six months ended September 30, 2016

Net cash flow used in financing activities was $16.6 million for the six months ended September 30, 2015 and $1.4 million for the six months ended September 30, 2016, a decrease of $15.2 million.  The change is primarily due to the Company’s decision to reduce its stock repurchase program activity.

Contractual Obligations

The following table summarizes the Company’s contractual obligations outstanding as of September 30, 2016:

	Payments Due by Period
		Within One	Between One and	Between Three and	More than
	Total	Year	Three Years	Five Years	Five Years
Operating leases	$49,846,000	$13,013,000	$18,698,000	$11,829,000	$6,306,000
Uncertain tax positions	$2,206,000	$2,206,000	—	—	—
Software licenses	$3,492,000	$1,746,000	1,746,000	—	—
Total	$55,544,000	$16,965,000	$20,444,000	$11,829,000	$6,306,000

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

The multiple-deliverable arrangements consist of bundled managed care which included various units of accounting such as network solutions, and patient management which includes claims administration. Such elements are considered separate units of accounting as each element has value to the customer on a stand-alone basis. The selling price for each unit of accounting is determined using the contract price and management estimates. When the Company’s customers purchase several products, the pricing of the products sold is generally the same as if the products were sold on an individual basis. Revenue is recognized as the work is performed in accordance with the Company’s customer contracts. Based upon the nature of the Company’s products, bundled managed care elements are generally delivered in the same accounting period. The Company recognizes revenue for patient management claims administration services over the life of the customer contract. The Company estimates, based upon prior experience in managing claims, the deferral amount from when the claim is received to when the customer contract expires.

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

The Company must make significant judgments and estimates in determining contractual and bad debt allowances in any accounting period. One significant uncertainty inherent in the Company’s analysis is whether its past experience will be indicative of future periods. Although the Company considers future projections when estimating contractual and bad debt allowances, the Company ultimately makes its decisions based on the best information available to it at that time. Adverse changes in general economic conditions or trends in reimbursement amounts for the Company’s services could affect the Company’s contractual and bad debt allowance estimates, collection of accounts receivable, cash flows, and results of operations. No one customer accounted for 10% or more of accounts receivable at March 31, 2016 or September 30, 2016.

Goodwill and Long-Lived Assets:    Goodwill arising from business combinations represents the excess of the purchase price over the estimated fair value of the net assets of the acquired business. Pursuant to ASC 350-10 through ASC 350-30, “Goodwill and Other Intangible Assets,” goodwill is tested annually for impairment or more frequently if circumstances indicate the potential for impairment. Also, management tests for impairment of its amortizable intangible assets and long-lived assets annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company’s impairment is conducted at a regional level. The measurement of fair value is based on an evaluation of market capitalization and is further tested using a multiple of earnings approach. In projecting the Company’s cash flows, management considers industry growth rates and trends and cost structure changes. Based on management’s evaluations, no indicators of impairment of its goodwill, intangible assets or other long-lived assets existed at September 30, 2016. However, future events or changes in current circumstances could affect the recoverability of the carrying value of goodwill and long-lived assets. Should an asset be deemed impaired, an impairment loss would be recognized to the extent the carrying value of the asset exceeded its estimated fair market value.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, which sets out the principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The standard is effective April 1, 2019, with early adoption permitted. The standard is to be applied using a modified retrospective transition method. We are in the process of determining the effect on our consolidated financial position, results of operations and cash flows.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows, which reduces diversity in practice in how certain transactions are classified in the statement of cash flows.  The new guidance is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted. The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2016, the Company held no market risk sensitive instruments for trading purposes, and the Company did not employ any derivative financial instruments, other financial instruments, or derivative commodity instruments to hedge any market risk. The Company had no debt outstanding as of September 30, 2016, and therefore, had no market risk related to debt.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2016, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Past financial performance is not necessarily a reliable indicator of future performance and investors in our common stock should not use historical performance to anticipate results or future period trends. Investing in our common stock involves a high degree of risk. Investors should consider carefully the following risk factors, as well as the other information in this report and our other filings with the Securities and Exchange Commission, including our consolidated financial statements and the related notes, before deciding whether to invest or maintain an investment in shares of our common stock. If any of the following risks actually occurs, our business, financial condition and results of operations would suffer. In this case, the trading price of our common stock would likely decline. The risks described below are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial also may impair our business operations.

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

Due to the foregoing factors and the other risks discussed in this report, investors should not rely on period-to-period comparisons of our results of operations as an indication of our future performance.

The market price and trading volume of our common stock may be volatile, which could result in rapid and substantial losses for our stockholders.

The market price of our common stock may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur.  The stock market has, in the past, experienced price and volume fluctuations that have particularly affected companies in the healthcare and managed care markets resulting in changes in the market price of the stock of many companies, which may not have been directly related to the operating performance of those companies.  There can be no assurance that the market price of our common stock will not fluctuate or decline significantly in the future.

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

Within the past few years, the economy has performed below historical averages which leads to fewer workers on a national level and could lead to fewer work-related injuries. If declines in workers’ compensation costs occur in many states and persist over the long-term, it would have a material adverse impact on our business, financial condition, and results of operations.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the period covered by this report. The following table shows the repurchases of the Company’s common stock made by or on behalf of the Company in open-market transactions for the quarter ended September 30, 2016 pursuant to a publicly announced plan.

			Total Number of
			Shares Purchased	Maximum Number
			as Part of Publicly	of Shares that may
	Total Number of	Average Price Paid	Announced	yet be Purchased
Period	Shares Purchased	Per Share	Program	Under the Program
July 1 to July 31, 2016	6,651	$44.18	6,651	1,068,930
August 1 to August 31, 2016	26,837	40.97	26,837	1,042,093
September 1 to September 30, 2016	30,106	38.47	30,106	1,011,987
Total	63,594	$40.12	63,594	1,011,987

In 1996, the Company’s Board of Directors authorized a stock repurchase program for up to 900,000 shares of the Company’s common stock. The Company’s Board of Directors has periodically increased the number of shares authorized for repurchase under the repurchase program.  In November 2015, the Company’s Board of Directors approved a 1,000,000 share expansion to its existing stock repurchase plan, increasing the total number of shares approved for repurchase over the life of the program to 35,000,000 shares from the previous limit of 34,000,000 shares.  There is no expiration date for the repurchase program.  As of September 30, 2016, the Company had repurchased 33,988,013 shares of its common stock over the life of the program.

Item 3 – Defaults Upon Senior Securities – None.

Item 4 – Mine Safety Disclosures – Not applicable.

Item 5 – Other Information – None.

Item 6 – Exhibits

3.1

Amended and Restated Certificate of Incorporation of the Company.  Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 10, 2011 (File No. 000-19291).

3.2

Amended and Restated Bylaws of the Company.  Incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 filed with the SEC on August 14, 2006 (File No. 000-19291).

3.3

Certification of Designation Increasing the Number of Shares of Series A Junior Participating Preferred Stock.  Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 24, 2008 (File No. 000-19291).

10.1

Seventh Amendment to Credit Agreement dated September 1, 2016 by and between CorVel Corporation and Wells Fargo Bank, National Association.  Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 2, 2016 (File No. 000-19291).

10.2

Revolving Line of Credit Note dated September 1, 2016 by CorVel Corporation in favor of Wells Fargo Bank, National Association.  Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 2, 2016 (File No. 000-19291).

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

101.0

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2016 and March 31, 2016; (ii) Consolidated Statements of Income for the three and six months ended September 30, 2015 and 2016; (iii) Consolidated Statements of Cash Flows for the six months ended September 30, 2015 and 2016; and (iv) Notes to Consolidated Financial Statements.

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

November 4, 2016