Form 10-Q
period 2016-12-31
CORVEL CORP
filed 2017-02-03
CIK 874866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

or

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

The number of shares outstanding of the registrant's Common Stock, $0.0001 par value per share, as of January 31, 2017, was 19,127,982.

CORVEL CORPORATION

FORM 10-Q

Part I - Financial Information

Item 1 - Financial Statements

CORVEL CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2016
		(Unaudited)
Assets
Current Assets
Cash and cash equivalents (Note A)	$32,779,000	$38,809,000
Customer deposits	25,649,000	30,629,000
Accounts receivable, net	59,747,000	59,181,000
Prepaid taxes and expenses	4,933,000	6,933,000
Total current assets	123,108,000	135,552,000
Property and equipment, net	53,268,000	58,199,000
Goodwill	36,814,000	36,814,000
Other intangibles, net (Note F)	4,287,000	3,960,000
Other assets	2,792,000	3,200,000
TOTAL ASSETS	$220,269,000	$237,725,000
Liabilities and Stockholders' Equity
Current Liabilities
Accounts and taxes payable	$13,233,000	$16,003,000
Accrued liabilities	67,182,000	71,475,000
Total current liabilities	80,415,000	87,478,000
Deferred income taxes	7,906,000	7,246,000
Total liabilities	88,321,000	94,724,000
Commitments and contingencies (Notes G and H)
Stockholders' Equity
Common stock, $.0001 par value: 120,000,000 shares authorized at March 31, 2016 and December 31, 2016; 53,448,672 shares issued (19,562,413 shares outstanding, net of Treasury shares) and 53,544,487 shares issued (19,238,130 shares outstanding, net of Treasury shares) at March 31, 2016 and December 31, 2016, respectively	3,000	3,000
Paid-in capital	130,465,000	135,151,000
Treasury Stock (33,886,259 shares at March 31, 2016 and 34,306,357 shares at December 31, 2016)	(391,803,000)	(406,928,000)
Retained earnings	393,283,000	414,775,000
Total stockholders' equity	131,948,000	143,001,000
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$220,269,000	$237,725,000

See accompanying notes to unaudited consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED INCOME STATEMENTS – UNAUDITED

	Three Months Ended December 31,
	2015	2016
REVENUES	$123,891,000	$128,403,000
Cost of revenues	98,659,000	102,826,000
Gross profit	25,232,000	25,577,000
General and administrative expenses	14,501,000	14,134,000
Income before income tax provision	10,731,000	11,443,000
Income tax provision	4,040,000	4,394,000
NET INCOME	$6,691,000	$7,049,000
Net income per common and common equivalent share
Basic	$0.34	$0.36
Diluted	$0.34	$0.36
Weighted average common and common equivalent shares
Basic	19,673,000	19,426,000
Diluted	19,852,000	19,549,000

See accompanying notes to unaudited consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED INCOME STATEMENTS – UNAUDITED

	Nine Months Ended December 31,
	2015	2016
REVENUES	$375,290,000	$385,081,000
Cost of revenues	297,191,000	308,010,000
Gross profit	78,099,000	77,071,000
General and administrative expenses	42,672,000	42,239,000
Income before income tax provision	35,427,000	34,832,000
Income tax provision	13,568,000	13,340,000
NET INCOME	$21,859,000	$21,492,000
Net income per common and common equivalent share
Basic	$1.10	$1.10
Diluted	$1.09	$1.09
Weighted average common and common equivalent shares
Basic	19,908,000	19,526,000
Diluted	20,083,000	19,679,000

See accompanying notes to unaudited consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED

	Nine Months Ended December 31,
	2015	2016
Cash flows from Operating Activities
NET INCOME	$21,859,000	$21,492,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,908,000	15,617,000
Loss on disposal of assets	21,000	424,000
Stock compensation expense	1,602,000	1,736,000
Write-off of uncollectible accounts	1,096,000	1,684,000
Deferred income tax	(591,000)	(660,000)
Changes in operating assets and liabilities
Accounts receivable	564,000	(1,118,000)
Customer deposits	(6,603,000)	(4,980,000)
Prepaid taxes and expenses	4,979,000	(2,000,000)
Other assets	(711,000)	(137,000)
Accounts and taxes payable	(4,157,000)	(722,000)
Accrued liabilities	3,845,000	4,293,000
Net cash provided by operating activities	36,812,000	35,629,000
Cash Flows from Investing Activities
Investment in private equity	(600,000)	(250,000)
Purchase of property and equipment	(11,901,000)	(17,173,000)
Net cash (used in) investing activities	(12,501,000)	(17,423,000)
Cash Flows from Financing Activities
Purchase of treasury stock	(26,778,000)	(15,125,000)
Tax effect of stock option exercises	733,000	880,000
Exercise of common stock options	2,541,000	1,868,000
Exercise of employee stock purchase options	181,000	201,000
Net cash (used in) financing activities	(23,323,000)	(12,176,000)
(Decrease) Increase in cash and cash equivalents	988,000	6,030,000
Cash and cash equivalents at beginning of period	25,516,000	32,779,000
Cash and cash equivalents at end of period	$26,504,000	$38,809,000
Supplemental Cash Flow Information:
Income taxes paid	$17,188,000	$13,929,000
Purchase of software license under finance agreement	$—	$3,492,000

See accompanying notes to unaudited consolidated financial statements.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

Note A — Basis of Presentation and Summary of Significant Accounting Policies

The unaudited consolidated financial statements herein have been prepared by CorVel Corporation (“the Company”) pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).  The accompanying interim unaudited financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited consolidated financial statements for the latest fiscal year ended March 31, 2016.  Accordingly, note disclosures which would substantially duplicate the disclosures contained in the March 31, 2016 audited consolidated financial statements have been omitted from these interim unaudited consolidated financial statements.

The Company evaluated all subsequent events and transactions through the date of filing this report.  During the period subsequent to the quarter ended December 31, 2016, the Company repurchased 113,765 shares of common stock for $4,243,000 at an average of $37.29 per share of common stock.  These shares of common stock were repurchased under the Company’s ongoing share repurchase program described in Note C.

Certain information and note disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended December 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2017.  For further information, refer to the audited consolidated financial statements and notes for the fiscal year ended March 31, 2016 included in the Company's Annual Report on Form 10-K filed with the SEC on June 10, 2016.

Basis of Presentation: The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates: The preparation of financial statements in compliance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying unaudited consolidated financial statements.  Actual results could differ from those estimates.  Significant estimates include the values assigned to intangible assets, capitalized software development, allowance for doubtful accounts, accruals for income taxes, share-based payments related to performance-based awards, loss contingencies, estimated claims for claims administration revenue recognition, estimates used in stock option valuations, and accruals for self-insurance reserves.

Cash and Cash Equivalents: Cash and cash equivalents consist of short-term, highly-liquid, investment-grade, interest-bearing securities with maturities of 90 days or less when purchased.  Customer deposits represent cash that is expected to be returned or applied towards payment within one year through our provider reimbursement services.

Fair Value of Financial Instruments: The Company applies Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements with respect to fair value measurements of (i) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s consolidated financial statements on a recurring basis (at least annually) and (ii) all financial assets and liabilities.  ASC 820 prioritizes the inputs used in measuring fair value into the following hierarchy:

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

The carrying amounts of the Company’s financial instruments (i.e. cash equivalents, accounts receivable, accounts payable) are all Level 1, and the Company approximates their fair values at March 31, 2016 and December 31, 2016. The Company has no Level 2 or Level 3 financial instruments.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

Note A — Basis of Presentation and Summary of Significant Accounting Policies (continued)

Investment in Private Equity: The Company has made an investment of $2,250,000 into a private equity limited partnership that invests in start-up companies primarily in the data analytics industry.   The Company accounts for the investment using the cost method and will periodically review the investment for possible impairment.  There was no impairment on the investment for the year ended March 31, 2016 or for the nine months ended December 31, 2016.  The investment is recorded in other assets on the accompanying consolidated balance sheets.  Management has not identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment, and in accordance with ASC 825-10-50-16 through 50-19, it is not practicable to estimate the fair value of the investment due to the fact that the investment is in a diversified portfolio of companies whose shares are not traded on the open market.

Goodwill: The Company accounts for its business combinations in accordance with the FASB ASC 805-10 through ASC 805-50, “Business Combinations,” which (i) requires that the purchase method of accounting be applied to all business combinations and (ii) addresses the criteria for initial recognition of intangible assets and goodwill. In accordance with FASB ASC 350-10 through ASC 350-30, goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment annually, or more frequently if circumstances indicate the possibility of impairment. If the carrying value of goodwill or an intangible asset exceeds its fair value, an impairment loss shall be recognized.

Revenue Recognition: The Company recognizes revenue when (i) there is persuasive evidence of an arrangement, (ii) the services have been provided to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. For the Company’s services, the Company’s professional staff is contractually permitted to bill (i) for fees earned for time worked in fraction of an hour increments or (ii) by units of production. The Company recognizes revenue as fees are earned or as units of production are completed, which is when the revenue is earned and realized. Labor costs are recognized as the costs are incurred. The Company derives its revenue from the sale of network solutions and patient management services. Network solutions and patient management services may be sold individually or combined. When a sale combines multiple elements, the Company accounts for such multiple element arrangements in accordance with the guidance included in ASC 605-25.

The multiple element arrangements consist of bundled managed care services, which include various units of accounting such as network solutions and patient management (which includes claims administration). Such elements are considered separate units of accounting due to each element having value to the customer on a stand-alone basis. The selling price for each unit of accounting is determined using the contract price and management estimates. When the Company’s customers purchase several products, the pricing of the products sold is generally the same as if the products were sold on an individual basis. Revenue is recognized as the work is performed in accordance with the Company’s customer contracts. Based upon the nature of the Company’s products, bundled managed care elements are generally delivered in the same accounting period. The Company recognizes revenue for patient management claims administration services over the life of the customer contract. The Company estimates, based upon prior experience in managing claims, the deferral amount from when the claim is received to when the customer contract expires.

Recent Accounting Pronouncements: On May 28, 2014, the FASB issued ASU 2014-09 regarding ASC Topic 606, Revenue from Contracts with Customers. This standard provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB approved a one-year delay of the effective date of this new revenue recognition standard. The guidance will now be effective for our fiscal year beginning April 1, 2018. We are currently evaluating the accounting, transition, and disclosure requirements of the standard and cannot currently estimate the impact of adoption on our consolidated financial statements.

On November 20, 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. ASU 2015-17 alters the presentation of deferred tax items on a classified balance sheet by requiring companies to unify previously separated current and noncurrent items and present them as a single noncurrent amount. We have elected to early adopt this standard as of March 31, 2016, and have retrospectively applied the amendments to all periods presented.  There is no material impact to our consolidated financial statements as a result of this change.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

Note A — Basis of Presentation and Summary of Significant Accounting Policies (continued)

In January 2016, the FASB issued ASU 2016-01 regarding Subtopic 825-10, Financials Instruments — Overall: Recognition and Measurements of Financial Assets and Financial Liabilities. The standard addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. It requires that most equity investments be measured at fair value, with subsequent changes in fair value recognized in net income. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. We are currently evaluating the accounting, transition, and disclosure requirements of the standard and cannot currently estimate impact of adoption on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which sets out the principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for using an approach that is similar to the existing guidance for operating leases. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases, and operating leases. The standard is effective April 1, 2019, with early adoption permitted. The standard is to be applied using a modified retrospective transition method. We are currently evaluating the impact of adoption on our consolidated financial position, results of operations and cash flows.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification on the statement of cash flows. For public companies, the new guidance became effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016. We are currently evaluating the impact of adoption of this guidance on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows, which reduces diversity in the practice of how certain transactions are classified in the statement of cash flows.  The new guidance is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted. The adoption of this guidance will not have a material impact on our consolidated financial statements.

Accounts Receivable: The majority of the Company’s accounts receivable is due from companies in the property and casualty insurance industries, self-insured employers, and government entities.  Accounts receivable are generally due within 30 days and are stated as amounts due from customers net of an allowance for doubtful accounts. Those accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company and the condition of the general economy and the industry as a whole. No one customer accounted for 10% or more of accounts receivable at either March 31, 2016 or December 31, 2016. No one customer accounted for 10% or more of revenue during the three and nine months ended December 31, 2015 and 2016.

Property and Equipment: Additions to property and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets, which range from two to seven years or the life of the lease.  The Company accounts for internally-developed software costs in accordance with FASB ASC 350-40, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” which allows for the capitalization of software developed for internal use. These costs are included within computer software in property and equipment and are amortized over a period of five years.

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

December 31, 2016

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

Earnings per Share: Earnings per common share-basic is based on the weighted average number of common shares outstanding during the period. Earnings per common share-diluted is based on the weighted average number of common shares and common share equivalents outstanding during the period. In calculating earnings per share, earnings are the same for the basic and diluted calculations. Weighted average shares outstanding decreased in the quarter ended December 31, 2016 compared to the same quarter of the prior year primarily due to repurchases of shares under the Company’s share repurchase program.  See also Note D.

Note B — Stock-Based Compensation and Stock Options

Under the Company’s Restated Omnibus Incentive Plan (formerly the Restated 1988 Executive Stock Option Plan) (“the Plan”) as in effect at December 31, 2016, options exercisable for up to 19,365,000 shares of the Company’s common stock may be granted over the life of the Plan to key employees, non-employee directors, and consultants at exercise prices not less than the fair market value of the stock on the date of grant. Options granted under the Plan are non-statutory stock options and generally vest 25% one year from the date of grant and the remaining 75% vesting ratably each month for the next 36 months. The options granted to employees and the Company’s Board of Directors expire at the end of five years and ten years from date of grant, respectively.  All options granted in the nine months ended December 31, 2015 and 2016 were granted with an exercise price equal to the fair value of the Company’s common stock on the grant date and are non-statutory stock options.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model with the assumptions included in the table below. The Company uses historical data, among other factors, to estimate the expected volatility, the expected dividend yield, the expected forfeiture rate and the expected option life. The risk-free rate is based on the interest rate paid on a U.S. Treasury issue with a term similar to the estimated life of the option. Based upon the historical experience of options cancellations, the Company has estimated an annualized forfeiture rate of 12.02% and 11.30% for the three months ended December 31, 2015 and 2016, respectively.  Forfeiture rates will be adjusted over the requisite service period when actual forfeitures differ, or are expected to differ, from the estimate. The following assumptions were used to estimate the fair value of options granted during the three months ended December 31, 2015 and 2016 using the Black-Scholes option-pricing model:

	Three Months Ended December 31,
	2015	2016
Risk-free interest rate	1.65%	1.26%
Expected volatility	43%	42%
Expected dividend yield	0.00%	0.00%
Expected forfeiture rate	12.02%	11.30%
Expected weighted average life of option in years	4.5 years	4.5 years

For the three months ended December 31, 2015 and 2016, the Company recorded share-based compensation expense of $498,000 and $609,000, respectively.  For the nine months ended December 31, 2015 and 2016, the Company recorded share-based compensation expense of $1,602,000 and $1,736,000, respectively. The table below shows the amounts recognized in the unaudited consolidated financial statements for stock compensation expense for time-based options and performance-based options during the three and nine months ended December 31, 2015 and 2016, respectively.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

Note B — Stock-Based Compensation and Stock Options (continued)

	Three Months Ended
	December 31, 2015	December 31, 2016
Cost of revenues	$321,000	$391,000
General and administrative	177,000	218,000
Total cost of stock-based compensation included in income before income tax provision	498,000	609,000
Amount of income tax benefit recognized	(188,000)	(234,000)
Amount charged against net income	$310,000	$375,000
Effect on basic earnings per share	$(0.02)	$(0.02)
Effect on diluted earnings per share	$(0.02)	$(0.02)

	Nine Months Ended
	December 31, 2015	December 31, 2016
Cost of revenues	$954,000	$1,123,000
General and administrative	648,000	613,000
Total cost of stock-based compensation included in income before income tax provision	1,602,000	1,736,000
Amount of income tax benefit recognized	(603,000)	(667,000)
Amount charged against net income	$999,000	$1,069,000
Effect on basic earnings per share	$(0.05)	$(0.05)
Effect on diluted earnings per share	$(0.05)	$(0.05)

The following table summarizes information for all stock options for the three and nine months ended December 31, 2015 and 2016:

	Three Months Ended December 31, 2015		Three Months Ended December 31, 2016
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning	1,135,586	$28.81	1,102,919	$32.17
Options granted	155,275	34.78	143,750	32.10
Options exercised	(44,077)	23.75	(4,256)	25.86
Options cancelled/forfeited	(15,986)	34.64	(3,550)	37.17
Options outstanding, ending	1,230,798	$29.67	1,238,863	$32.17

	Nine Months Ended December 31, 2015		Nine Months Ended December 31, 2016
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning	1,163,179	$27.65	1,115,465	$29.67
Options granted	242,275	34.44	234,250	36.90
Options exercised	(139,718)	19.64	(95,472)	22.05
Options cancelled/forfeited	(34,938)	35.63	(15,380)	36.55
Options outstanding, ending	1,230,798	$29.67	1,238,863	$32.17

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

Note B — Stock-Based Compensation and Stock Options (continued)

The following table summarizes the status of stock options outstanding and exercisable at December 31, 2016:

Range of Exercise Price	Number of Outstanding Options	Weighted Average Remaining Contractual Life	Outstanding Options – Weighted Average Exercise Price	Exercisable Options – Number of Exercisable Options	Exercisable Options – Weighted Average Exercise Price
$12.71 to $23.10	334,036	2.26	$20.45	315,888	$20.30
$23.11 to $34.77	329,711	3.61	$31.39	122,518	$29.33
$34.78 to $40.24	321,779	3.15	$35.90	46,335	$37.23
$40.25 to $46.20	253,337	3.90	$43.91	83,317	$43.92
Total	1,238,863	3.19	$32.17	568,058	$27.09

The following table summarizes the status of all outstanding options at December 31, 2016, and changes during the three months then ended:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value as of December 31, 2016
Options outstanding at October 1, 2016	1,102,919	$32.17
Granted	143,750	32.10
Exercised	(4,256)	25.86
Cancelled – forfeited	(1,806)	40.72
Cancelled – expired	(1,744)	33.49
Ending outstanding	1,238,863	$32.17	3.19	$7,560,784
Ending vested and expected to vest	1,079,830	$31.71	3.04	$7,167,890
Ending exercisable at December 31, 2016	568,058	$27.09	2.32	$6,078,397

The weighted-average grant-date fair value of options granted during the three months ended December 31, 2015 and 2016, was $13.68 and $11.99, respectively.

Included in the above-noted stock option grants and stock compensation expense are performance-based stock options which vest only upon the Company’s achievement of certain earnings per share targets on a calendar year basis, as determined by the Company’s Board of Directors. These options were valued in the same manner as the time-based options. However, the Company only recognizes stock compensation expense to the extent that the targets are determined to be probable of being achieved, which triggers the vesting of the performance options.  The Company recognized ($35,000) and $0 of stock compensation expense for the three months ended December 31, 2015 and 2016, respectively, for performance-based stock options.  The Company recognized ($20,000) and ($47,000) of stock compensation expense for the nine months ended December 31, 2015 and 2016, respectively, for performance-based stock options.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

Note C — Treasury Stock and Subsequent Event

The Company’s Board of Directors approved the commencement of a share repurchase program in the fall of 1996.  In November 2015, the Company’s Board of Directors approved a 1,000,000 share expansion to the Company’s existing stock repurchase program, increasing the total number of shares of the Company’s common stock approved for repurchase over the life of the program to 35,000,000 shares.  Since the commencement of the share repurchase program, the Company has spent $407 million on the repurchase of 34,306,357 shares of its common stock, equal to 64% of the outstanding common stock had there been no repurchases.  The average price of these repurchases was $11.86 per share. These repurchases were funded primarily by the net earnings of the Company, along with proceeds from the exercise of common stock options.  During the three and nine months ended December 31, 2016, the Company repurchased 318,344 shares of its common stock for $10.9 million at an average price of $34.32 per share of common stock and 420,098 shares of its common stock for $15.1 million at an average price of $36.00 per share of common stock, respectively.  The Company had 19,238,130 shares of common stock outstanding as of December 31, 2016, net of the 34,306,357 shares in treasury.  During the period subsequent to the quarter ended December 31, 2016, the Company repurchased 113,765 shares of its common stock for $4,243,000 at an average price of $37.29 per share of common stock.

Note D — Weighted Average Shares and Net Income Per Share

Basic weighted average common shares outstanding decreased from 19,673,000 for the quarter ended December 31, 2015 to 19,426,000 for the quarter ended December 31, 2016.  Diluted weighted average common and common equivalent shares outstanding decreased from 19,852,000 for the quarter ended December 31, 2015 to 19,549,000 for the quarter ended December 31, 2016.  The net decrease in both of these weighted average share calculations is due to the repurchase of common stock as noted above, offset by an increase in shares outstanding due to the exercise of stock options under the Plan.

Net income per common and common equivalent share was computed by dividing net income by the weighted average number of common and common share equivalents outstanding during the quarter.  The following table sets forth the calculations of the basic and diluted weighted average shares for the three and nine months ended December 31, 2015 and 2016:

	Three Months Ended December 31,
	2015	2016
Net Income	$6,691,000	$7,049,000
Basic:
Weighted average common shares outstanding	19,673,000	19,426,000
Net Income per share	$0.34	$0.36
Diluted:
Weighted average common shares outstanding	19,673,000	19,426,000
Treasury stock impact of stock options	179,000	123,000
Total common and common equivalent shares	19,852,000	19,549,000
Net Income per share	$0.34	$0.36

	Nine Months Ended December 31,
	2015	2016
Net Income	$21,859,000	$21,492,000
Basic:
Weighted average common shares outstanding	19,908,000	19,526,000
Net Income per share	$1.10	$1.10
Diluted:
Weighted average common shares outstanding	19,908,000	19,526,000
Treasury stock impact of stock options	175,000	153,000
Total common and common equivalent shares	20,083,000	19,679,000
Net Income per share	$1.09	$1.09

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

Note E — Shareholder Rights Plan

During fiscal year 1997, the Company’s Board of Directors approved the adoption of a shareholder rights plan (the “Shareholder Rights Plan”). The Shareholder Rights Plan provides for a dividend distribution to the Company’s shareholders of one preferred stock purchase right for each outstanding share of the Company’s common stock held by such shareholder (as used in this Note E, the “right” or the “rights”), only in the event of certain takeover-related events.  In November 2008, the Company’s Board of Directors approved an amendment to the Shareholder Rights Plan to extend the expiration date of the rights to February 10, 2022.

The rights are designed to assure that all shareholders receive fair and equal treatment in the event of a proposed takeover of the Company, and to encourage a potential acquirer to negotiate with the Company’s Board of Directors prior to attempting a takeover. The rights are not exercisable until the occurrence of certain takeover-related events, at which time they can be exercised at an exercise price of $118 per share of common stock which carries the right, subject to subsequent adjustments. The rights trade with the Company’s common stock.

Generally, the Shareholder Rights Plan provides that if a person or group acquires 15% or more of the Company’s common stock without the approval of the Company’s Board of Directors, subject to certain exceptions, the holders of the rights, other than the acquiring person or group, would, under certain circumstances, have the right to purchase additional shares of the Company’s common stock having a market value equal to two times the then-current exercise price of the right.

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

Note F — Other Intangible Assets

The following table summarizes other intangible assets at March 31, 2016:

					Cost, Net of
			Fiscal 2016	Accumulated	Accumulated
			Amortization	Amortization at	Amortization at
Item	Life	Cost	Expense	March 31, 2016	March 31, 2016
Covenants Not to Compete	5 Years	$775,000	$13,000	$775,000	$—
Customer Relationships	18-20 Years	7,922,000	423,000	3,721,000	4,201,000
TPA Licenses	15 Years	204,000	14,000	118,000	86,000
Total		$8,901,000	$450,000	$4,614,000	$4,287,000

The following table summarizes other intangible assets at December 31, 2016:

					Cost, Net of
			Nine Months Ended	Accumulated	Accumulated
			December 31, 2016	Amortization at	Amortization at
Item	Life	Cost	Amortization Expense	December 31, 2016	December 31, 2016
Covenants Not to Compete	5 Years	$775,000	$—	$775,000	$—
Customer Relationships	18-20 Years	7,922,000	317,000	4,038,000	3,884,000
TPA Licenses	15 Years	204,000	10,000	128,000	76,000
Total		$8,901,000	$327,000	$4,941,000	$3,960,000

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

Note G — Line of Credit

In September 2016, the Company renewed its line of credit agreement with a financial institution, which provides a revolving credit facility with borrowing capacity of up to $10 million. Borrowings under the credit agreement, as amended, bear interest, at the Company’s option, at a fixed LIBOR-based rate plus 1.50% or at a fluctuating rate determined by the financial institution to be 1.0% above the daily one-month LIBOR rate. The loan covenants require the Company to (i) maintain a current assets to liabilities ratio of at least 1.25:1, (ii) maintain a current debt to tangible net worth ratio of not greater than 1.25:1 and (iii) have positive net income.  The Company is in compliance with all of its covenants under the credit agreement.  There were no outstanding revolving loans as of December 31, 2016, but letters of credit in the aggregate amount of $4.5 million have been issued separately from the line of credit, and therefore do not reduce the amount of borrowings available under the revolving credit facility. The renewed credit agreement expires in September 2017.

Note H — Contingencies and Legal Proceedings

The Company is involved in litigation arising in the ordinary course of business. Management believes that resolution of these matters will not result in any payment that, individually or in the aggregate, would be material to the consolidated financial position or results of operations of the Company.

Note I — Accounts and Taxes Payable and Accrued Liabilities

The following table sets forth accounts payable, income taxes payable, and accrued liabilities at March 31, 2016 and December 31, 2016:

	March 31, 2016	December 31, 2016
Accounts payable	$11,191,000	$13,961,000
Income taxes payable and uncertain tax positions	2,042,000	2,042,000
Total accounts and taxes payable	$13,233,000	$16,003,000

	March 31, 2016	December 31, 2016
Payroll, payroll taxes and employee benefits	$18,003,000	$17,438,000
Customer deposits	25,649,000	30,629,000
Accrued professional service fees	4,692,000	4,896,000
Self-insurance accruals	3,095,000	2,770,000
Deferred revenue	7,821,000	8,707,000
Accrued rent	4,907,000	4,569,000
Other	3,015,000	2,466,000
Total accrued liabilities	$67,182,000	$71,475,000

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

The Company disclaims any obligations to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise, except as required by law.  Actual future performance, outcomes, and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties, and assumptions. Representative examples of these factors include (without limitation) general industry and economic conditions, including a decreasing number of national claims due to decreasing number of injured workers; cost of capital and capital requirements; existing and possible litigation and legal liability in the course of operations and the Company’s ability to resolve such litigation; competition from other managed care companies; the ability to expand certain areas of the Company’s business; shifts in customer demands; the ability of the Company to produce market-competitive software; changes in operating expenses including employee wages, benefits, and medical inflation; governmental and public policy changes, including but not limited to legislative and administrative law and rule implementation or change; and dependence on key personnel.

Overview

CorVel Corporation is an independent nationwide provider of medical cost containment and managed care services designed to address the escalating medical costs of workers’ compensation benefits, mobile insurance claims, and group health insurance benefits. The Company’s services are provided to insurance companies, third party administrators (“TPA’s”), governmental entities, and self-administered employers to assist them in managing the medical costs and monitoring the quality of care associated with healthcare claims.  There is a decrease in the occupational injury and illness incidence rates as released from the United States Department of Labor in October 2016.  This is a continuance of a long term trend of a decrease in the injury rates in the United States.

Network Solutions Services

The Company’s network solutions services are designed to reduce the price paid by its customers for medical services rendered in workers’ compensation cases, automobile insurance policies, and group health insurance policies. The network solution services offered by the Company include automated medical fee auditing, preferred provider management and reimbursement services, retrospective utilization review, facility claim review, professional review, pharmacy services, directed care services, Medicare solutions, and clearinghouse services, independent medical examinations, and inpatient medical bill review.  Network solutions services also includes revenue from the Company’s directed care network (known as CareIQ), including imaging and physical therapy.

Patient Management Services

In addition to its network solutions services, the Company also operates as a TPA, offering a range of patient management services, which involve working one-on-one with injured employees and their various healthcare professionals, employers, and insurance company adjusters. Patient management services include claims management and all services sold to claims management customers, case management, 24/7 nurse triage, utilization management, vocational rehabilitation, and life care planning.  The services are designed to monitor the medical necessity and appropriateness of healthcare services provided to workers’ compensation and other healthcare claimants and to expedite return to work. The Company offers these services on a stand-alone basis, or as an integrated component of its medical cost containment services. Patient management services include the processing of claims for self-insured payors with respect to property and casualty insurance.

Seasonality

While we are not directly impacted by seasonal shifts, we are affected by the change in working days in a given quarter. There are generally fewer working days for our employees to generate revenue in the third fiscal quarter due to employee vacations, inclement weather, and holidays.

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

Business Enterprise Segments

The Company operates in one reportable operating segment: managed care. The Company's services are delivered to its customers through its local offices in each region, and financial information for the Company's operations follows this service delivery model. All regions provide the Company's patient management and network solutions services to customers. FASB ASC 280-10 establishes standards for the way that public business enterprises report information about operating segments in annual and interim consolidated financial statements. The Company’s internal financial reporting is segmented geographically, as discussed above, and managed on a geographic rather than service line basis, with virtually all of the Company’s operating revenue generated within the United States.

Under FASB ASC 280-10, two or more operating segments may be aggregated into a single operating segment for financial reporting purposes if aggregation is consistent with the objective and basic principles, if the segments have similar economic characteristics, and if the segments are similar in each of the following areas: (i) the nature of products and services; (ii) the nature of the production processes; (iii) the type or class of customer for their products and services; and (iv) the methods used to distribute their products or provide their services. The Company believes each of its regions meet these criteria as each provides similar services and products to similar customers using similar methods of productions and similar methods to distribute the services and products.

Summary of Quarterly Results

The Company’s revenues increased by $4.5 million, or 3.6%, from $123.9 million in the quarter ended December 31, 2015 to $128.4 million in the quarter ended December 31, 2016.     This increase was due to an increase in patient management services, which was due to an increase in TPA services partially offset by a decrease in case management services.

Cost of revenues increased by $4.2 million, or 4.2%, from $98.7 million in the quarter ended December 31, 2015 to $102.8 million in the quarter ended December 31, 2016.   This increase was primarily due to an increase in revenue in lower margin TPA services and a decrease in case management margins.  Additionally, there was an increase in salaries, due to an increase in headcount in field operations.

General and administrative expense decreased by $0.4 million, or 2.5%, from $14.5 million in the quarter ended December 31, 2015 to $14.1 million in the quarter ended December 31, 2016.  This decrease was primarily due to a slight decrease in IT expenses.

Income tax expense increased by $0.4 million, or 8.8%, from $4.0 million in the quarter ended December 31, 2015 to $4.4 million in the quarter ended December 31, 2016.  This increase was primarily due to an increase in pretax income.

Weighted diluted shares decreased by 303,000 shares, or 1.5%, from 19.85 million shares in the quarter ended December 31, 2015 to 19.55 million shares in the quarter ended December 31, 2016.  This decrease was primarily due to the repurchase of 531,335 shares of common stock in the twelve months ended December 31, 2016 under our stock repurchase program.

Diluted earnings per share increased $0.02 per share, or 5.9%, from $0.34 per share in the quarter ended December 31, 2015 to $0.36 per share in the quarter ended December 31, 2016.   The increase in diluted earnings per share was primarily due to an increase in net income.

Results of Operations for the three months ended December 31, 2015 and 2016

The Company derives its revenues from providing patient management and network solutions services to payors of workers’ compensation benefits, automobile insurance claims, and group health insurance benefits.  The percentages of total revenues attributable to patient management and network solutions services for the quarters ended December 31, 2015 and December 31, 2016 are as follows:

	December 31, 2015	December 31, 2016
Patient management services	54.7%	55.6%
Network solutions services	45.3%	44.4%

The following table sets forth, for the periods indicated, the dollar amounts, dollar and percent changes, share changes, and the percentage of revenues represented by certain items reflected in the Company’s unaudited consolidated income statements for the three months ended December 31, 2015 and December 31, 2016. The Company’s past operating results are not necessarily indicative of future operating results.

	Three Months Ended	Three Months Ended		Percentage
	December 31, 2015	December 31, 2016	Change	Change
Revenue	$123,891,000	$128,403,000	$4,512,000	3.6%
Cost of revenues	98,659,000	102,826,000	4,167,000	4.2%
Gross profit	25,232,000	25,577,000	345,000	1.4%
Gross profit as percentage of revenue	20.4%	19.9%
General and administrative	14,501,000	14,134,000	(367,000)	(2.5%)
General and administrative as percentage of revenue	11.7%	11.0%
Income before income tax provision	10,731,000	11,443,000	712,000	6.6%
Income before income tax provision as percentage of revenue	8.7%	8.9%
Income tax provision	4,040,000	4,394,000	354,000	8.8%
Net income	$6,691,000	$7,049,000	$358,000	5.4%
Weighted Shares
Basic	19,673,000	19,426,000	(247,000)	(1.3%)
Diluted	19,852,000	19,549,000	(303,000)	(1.5%)
Earnings Per Share
Basic	$0.34	$0.36	$0.02	5.9%
Diluted	$0.34	$0.36	$0.02	5.9%

Revenues

Change in revenue from the quarter ended December 31, 2015 to the quarter ended December 31, 2016

Revenues increased by $4.5 million, or 3.6%, from $123.9 million in the quarter ended December 31, 2015 to $128.4 million in the quarter ended December 31, 2016 .  The increase in revenues was due to an increase in patient management services, which increased by 5.5%, from $67.7 million to $71.4 million.  The increase in patient management services was due to an increase in TPA services partially offset by a decrease in case management services.

Cost of Revenues

The Company’s cost of revenues consists of direct expenses, costs directly attributable to the generation of revenue, and field indirect costs which are incurred to support the operations in the field offices which generate the revenue. Direct expenses primarily include (i) case manager and bill review analyst salaries, along with related payroll taxes and fringe benefits and (ii) costs associated with independent medical examination (known as IME), prescription drugs, and MRI providers. Most of the Company’s revenues are generated in offices which provide both patient management services and network solutions services. The largest of the field indirect costs are (i) manager salaries and bonuses, (ii) account executive base pay and commissions, (iii) salaries of administrative and clerical support, field systems personnel and PPO network developers, along with related payroll taxes and fringe benefits, (iv) office rent, and (v) telephone expenses. Approximately 33% of the costs incurred in the field are considered field indirect costs, which support both the patient management services and network solutions operations of the Company’s field operations.

Change in cost of revenues from the quarter ended December 31, 2015 to the quarter ended December 31, 2016

Cost of revenues increased by $4.2 million, or 4.2%, from $98.7 million in the quarter ended December 31, 2015 to $102.8 million in the quarter ended December 31, 2016.   The increase in cost of revenues was primarily due an increase in revenue in lower margin TPA services and a decrease in case management margins.  Additionally, there was an increase in salaries, due to an increase in headcount in field operations.

General and Administrative Expense

For the quarter ended December 31, 2016, general and administrative expense consisted of approximately 59% of corporate systems costs, which include corporate systems support, implementation and training, rules engine development, national information technology (IT) strategy and planning, amortization of software development costs, depreciation of the hardware costs in the Company’s national systems, the Company’s nation-wide area network, and other systems related costs. The remaining 41% of the general and administrative expense consisted of national marketing, national sales support, corporate legal, corporate insurance, human resources, accounting, product management, new business development, and other general corporate matters.

Change in general and administrative expense from the quarter ended December 31, 2015 to the quarter ended December 31, 2016

General and administrative expense decreased by $0.4 million, or 2.5%, from $14.5 million in the quarter ended December 31, 2015 to $14.1 million in the quarter ended December 31, 2016.  The decrease in general and administrative expense was primarily due to a decrease in IT expenses.

Income Tax Provision

Change in income tax expense from the quarter ended December 31, 2015 to the quarter ended December 31, 2016

Income tax expense increased by $0.4 million, or 8.8%, from $4.0 million in the quarter ended December 31, 2015 to $4.4 million in the quarter ended December 31, 2016.  The increase in income tax expense was primarily due to an increase in pretax income for the quarter ended December 31, 2016.  The income tax expense as a percentage of income before income taxes, also known as the effective tax rate, was 37.7% for the quarter ended December 31, 2015 and 38.4% for the quarter ended December 31, 2016.

Results of Operations for the nine months ended December 31, 2015 and the nine months ended December 31, 2016

The following table sets forth, for the periods indicated, the dollar amounts, dollar and percent changes, share changes, and the percentage of revenues represented by certain items reflected in the Company’s unaudited consolidated income statements for the nine months ended December 31, 2015 and December 31, 2016.  The Company’s past operating results are not necessarily indicative of future operating results.

	Nine Months Ended	Nine Months Ended		Percentage
	December 31, 2015	December 31, 2016	Change	Change
Revenue	$375,290,000	$385,081,000	$9,791,000	2.6%
Cost of revenues	297,191,000	308,010,000	10,819,000	3.6%
Gross profit	78,099,000	77,071,000	(1,028,000)	(1.3%)
Gross profit as percentage of revenue	20.8%	20.0%
General and administrative	42,672,000	42,239,000	(433,000)	(1.0%)
General and administrative as percentage of revenue	11.4%	11.0%
Income before income tax provision	35,427,000	34,832,000	(595,000)	(1.7%)
Income before income tax provision as percentage of revenue	9.4%	9.0%
Income tax provision	13,568,000	13,340,000	(228,000)	(1.7%)
Net income	$21,859,000	$21,492,000	$(367,000)	(1.7%)
Weighted Shares
Basic	19,908,000	19,526,000	(382,000)	(1.9%)
Diluted	20,083,000	19,679,000	(404,000)	(2.0%)
Earnings Per Share
Basic	$1.10	$1.10	$—	—
Diluted	$1.09	$1.09	$—	—

Revenues

Change in revenue from the nine months ended December 31, 2015 to the nine months ended December 31, 2016

Revenues increased by $9.8 million, or 2.6%, from $375.3 million in the nine months ended December 31, 2015 to $385.1 million in the nine months ended December 31, 2016.  The increase in revenues was due to an increase in patient management services, which increased by 3.6%, from $207.1 million to $214.6 million, along with a lesser increase in network solutions, which increased by 1.3%, from $168.2 million to $170.4 million.  The increase in patient management services was due to an increase in TPA services partially offset by a decrease in case management services.

Cost of Revenues

Change in cost of revenues from the nine months ended December 31, 2015 to the nine months ended December 31, 2016

Cost of revenues increased by $10.8 million, or 3.6%, from $297.2 million in the nine months ended December 31, 2015 to $308.0 million in the nine months ended December 31, 2016.  The increase in cost of revenues was primarily due to an increase in revenue in lower margin TPA services and a decrease in case management margins, which was slightly offset by an increase in higher margin network solutions revenue.  Additionally, there was an increase in salaries, due to an increase in headcount in field operations.  There was also an increase in directed network costs in the nine months ended December 31, 2016.

General and Administrative Expense

Change in general and administrative expense from the nine months ended December 31, 2015 to the nine months ended December 31, 2016

General and administrative expense decreased by $0.4 million, or 1.0%, from $42.7 million in the nine months ended December 31, 2015 to $42.2 million in the nine months ended December 31, 2016.  The decrease in general and administrative expense was primarily due to a decrease in IT expenses.

Income Tax Provision

Change in income tax expense from the nine months ended December 31, 2015 to the nine months ended December 31, 2016

Income tax expense decreased by $0.2 million, or 1.7%, from $13.6 million in the nine months ended December 31, 2015 to $13.3 million in the nine months ended December 31, 2016.  The decrease in income tax expense was primarily due to the decrease in pretax income.  The income tax expense as a percentage of income before income taxes, also known as the effective tax rate, was 38.3% for both the nine months ended December 31, 2015 and December 31, 2016.

Liquidity and Capital Resources

The Company has historically funded its operations and capital expenditures primarily from cash flow from operations, and to a lesser extent, proceeds from stock option exercises. Working capital increased by $5.4 million, from $42.7 million as of March 31, 2016 to $48.1 million as of December 31, 2016.  Cash and cash equivalents increased by $6.0 million, from $32.8 million as of March 31, 2016 to $38.8 million as of December 31, 2016.  The increase in cash and cash equivalents is primarily due to the Company’s decision to reduce its stock repurchase program activity.

The Company believes that cash from operations and funds from exercises of stock options granted to employees are adequate to fund existing obligations, repurchase shares of the Company’s common stock under its current stock repurchase program, introduce new services, and continue to develop healthcare related services for at least the next twelve months. The Company regularly evaluates cash requirements for current operations, commitments, capital acquisitions, and other strategic transactions. The Company may elect to raise additional funds for these purposes, through debt or equity financings or otherwise, as appropriate.  However, additional equity or debt financing may not be available when needed, on terms favorable to the Company, or at all.

As of December 31, 2016, the Company had $38.8 million in cash and cash equivalents, invested primarily in short-term, interest-bearing, highly liquid investment-grade securities with maturities of 90 days or less.

In September 2016, the Company renewed its line of credit agreement with a financial institution, which provides a revolving credit facility with borrowing capacity of up to $10 million. Borrowings under the credit agreement, as amended, bear interest, at the Company’s option, at a fixed LIBOR-based rate plus 1.50%, or at a fluctuating rate determined by the financial institution to be 1.0% above the daily one-month LIBOR rate. The loan covenants require the Company to (i) maintain a current assets to liabilities ratio of at least 1.25:1, (ii) maintain a current debt to tangible net worth ratio not greater than 1.25:1 and (iii) have positive net income.  The Company is in compliance with all of its covenants under the credit agreement.  There were no outstanding revolving loans as of December 31, 2016, but letters of credit in the aggregate amount of $4.5 million have been issued separately from the line of credit and therefore do not reduce the amount of borrowings available under the revolving credit facility. The renewed credit agreement expires in September 2017.

The Company believes that the cash balance at December 31, 2016, along with anticipated internally-generated funds discussed above and the revolving credit facility, will be sufficient to meet the Company’s expected cash requirements for at least the next twelve months.

Operating Cash Flows

Nine months ended December 31, 2015 compared to nine months ended December 31, 2016

Net cash provided by operating activities decreased by $1.2 million, from $36.8 million in the nine months ended December 31, 2015 to $35.6 million in the nine months ended December 31, 2016.  The decrease in net cash provided by operating activities was primarily due to a change in prepaid taxes and expenses.

Investing Activities

Nine months ended December 31, 2015 compared to nine months ended December 31, 2016

Net cash used in investing activities increased by $4.9 million, from $12.5 million in the nine months ended December 31, 2015 to $17.4 million in the nine months ended December 31, 2016.  Capital purchases were $11.9 million for the nine months ended December 31, 2015 and $17.2 million for the nine months ended December 31, 2016.  The increase in net cash used in investing activities was due to the renewal of software licenses.

Financing Activities

Nine months ended December 31, 2015 compared to nine months ended December 31, 2016

Net cash used in financing activities decreased by $11.1 million, from $23.3 million in the nine months ended December 31, 2015 to $12.2 million in the nine months ended December 31, 2016.  The decrease in net cash used in financing activities is primarily due to the Company’s decision to reduce its stock repurchase program activity, from $26.8 million in the prior year to $15.1 million in the current year.

Contractual Obligations

The following table summarizes the Company’s contractual obligations outstanding as of December 31, 2016:

	Payments Due by Period
		Within One	Between One and	Between Three and	More than
	Total	Year	Three Years	Five Years	Five Years
Operating leases	$49,438,000	$13,372,000	$18,124,000	$12,152,000	$5,790,000
Uncertain tax positions	2,053,000	2,053,000	—	—	—
Software licenses	3,492,000	1,746,000	1,746,000	—	—
Total	$54,983,000	$17,171,000	$19,870,000	$12,152,000	$5,790,000

Operating leases are rents paid for the Company’s physical locations.

Litigation

The Company is involved in litigation arising in the ordinary course of business. Management believes that resolution of these matters will not result in any payment that, individually or in the aggregate, would be material to the financial position or results of operations of the Company.

Inflation

The Company is impacted by rising costs for certain inflation-sensitive operating expenses such as labor, employee benefits, and facility leases.  However, the Company generally does not believe these impacts are material to its revenues or net income.

Off-Balance Sheet Arrangements

The Company is not a party to off-balance sheet arrangements as defined by the rules of the SEC. However, from time to time the Company enters into certain types of contracts that contingently require the Company to indemnify parties against third-party claims. The contracts primarily relate to: (i) certain contracts to perform services, under which the Company may provide customary indemnification for the purchases of such services; (ii) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises; and (iii) certain agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of certain actions taken by such persons, acting in their respective capacities within the Company.

The terms of such customary obligations vary by contract and in most instances a specific or maximum dollar amount is not explicitly stated therein. Generally, amounts under these contracts cannot be reasonably estimated until a specific claim is asserted. Consequently, no material liabilities have been recorded for these obligations on the Company’s balance sheets for any of the periods presented.

Critical Accounting Policies

The SEC defines critical accounting policies as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

The following is not intended to be a comprehensive list of our accounting policies. The Company’s significant accounting policies are more fully described in Note A, “Basis of Presentation and Summary of Significant Accounting Policies” in the notes to out unaudited consolidated financial statements. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting an available alternative would not produce a materially different result.

We have identified the following accounting policies as critical to us: (i) revenue recognition, (ii) allowance for uncollectible accounts, (iii) goodwill and long-lived assets, (iv) accrual for self-insured costs, (v) accounting for income taxes, (vi) legal and other contingencies, (vii) share-based compensation, and (viii) software development costs.

Revenue Recognition:    The Company recognizes revenue when (i) there is persuasive evidence of an arrangement, (ii) the services have been provided to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. For the Company’s services, the Company’s professional staff is contractually permitted to bill (i) for fees earned for time worked in fraction of an hour increments or (ii) by units of production. The Company recognizes revenue as fees are earned or as units of production are completed, which is when the revenue is earned and realized. Labor costs are recognized as the costs are incurred. The Company derives the majority of its revenue from the sale of network solutions and patient management services. Network solutions and patient management services may be sold individually or combined with any of the services the Company provides. When a sale combines multiple elements, the Company accounts for such multiple element arrangements in accordance with the guidance included in ASC 605-25.

The multiple elements arrangements consist of bundled managed care which included various units of accounting such as network solutions, and patient management (which includes claims administration). Such elements are considered separate units of accounting as each element has value to the customer on a stand-alone basis. The selling price for each unit of accounting is determined using the contract price and management estimates. When the Company’s customers purchase several products, the pricing of the products sold is generally the same as if the products were sold on an individual basis. Revenue is recognized as the work is performed in accordance with the Company’s customer contracts. Based upon the nature of the Company’s products, bundled managed care elements are generally delivered in the same accounting period. The Company recognizes revenue for patient management claims administration services over the life of the customer contract. The Company estimates, based upon prior experience in managing claims, the deferral amount from when the claim is received to when the customer contract expires.

Allowance for Uncollectible Accounts:    The Company determines its allowance for uncollectible accounts by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customers’ current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible.

The Company must make significant judgments and estimates in determining contractual and bad debt allowances in any accounting period. One significant uncertainty inherent in the Company’s analysis is whether its past experience will be indicative of future periods. Although the Company considers future projections when estimating contractual and bad debt allowances, the Company ultimately makes its decisions based on the best information available to it at the time the decision is made. Adverse changes in general economic conditions or trends in reimbursement amounts for the Company’s services could affect the Company’s contractual and bad debt allowance estimates, collection of accounts receivable, cash flows, and results of operations. No one customer accounted for 10% or more of accounts receivable at March 31, 2016 or December 31, 2016.

Goodwill and Long-Lived Assets:    Goodwill arising from business combinations represents the excess of the purchase price over the estimated fair value of the net assets of the acquired business. Pursuant to ASC 350-10 through ASC 350-30, “Goodwill and Other Intangible Assets,” goodwill is tested annually for impairment or more frequently if circumstances indicate the potential for impairment. Also, management tests for impairment of its amortizable intangible assets and long-lived assets annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company’s impairment test is conducted at a regional level. The measurement of fair value is based on an evaluation of market capitalization and is further tested using a multiple of earnings approach. In projecting the Company’s cash flows, management considers industry growth rates and trends and cost structure changes. Based on management’s evaluations, no indicators of impairment of its goodwill, intangible assets, or other long-lived assets existed at December 31, 2016. However, future events or changes in current circumstances could affect the recoverability of the carrying value of goodwill and long-lived assets. Should an asset be deemed impaired, an impairment loss would be recognized to the extent the carrying value of the asset exceeded its estimated fair market value.

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

Accounting for Income Taxes:    The Company records a tax provision for the anticipated tax consequences of its reported results of operations. The provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carry-forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. The Company records a valuation allowance, if necessary, to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

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

Legal and Other Contingencies:    As discussed in Part II, Item 1 of this report under the heading “Legal Proceedings” and in Note H, “Contingencies and Legal Proceedings” in the notes to our unaudited consolidated financial statements, the Company is subject to various legal proceedings and claims that arise in the ordinary course of business. The Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. There is significant judgment required in both the probability determination and as to whether an exposure can be reasonably estimated. In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to loss contingencies. However, the outcome of legal proceedings and claims brought against the Company are subject to significant uncertainty.

Share-Based Compensation:    The Company accounts for share-based compensation in accordance with the provisions of ASC Topic 718 “Compensation – Stock Compensation”. Under ASC 718, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).  Share-based compensation expense is recognized based on awards ultimately expected to vest; therefore, it has been reduced in our unaudited consolidated financial statements for estimated forfeitures. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s term, and the Company’s expected annual dividend yield. The Company’s management believes that this valuation technique and approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s granted stock options. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

The Company does not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to determine stock-based compensation expense. However, if actual results are not consistent with these estimates or assumptions, the Company may be exposed to changes in stock-based compensation expense that could be material.

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

Recent Accounting Standards Update

On May 28, 2014, the FASB issued ASU 2014-09 regarding ASC Topic 606, Revenue from Contracts with Customers. This standard provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB approved a one-year delay of the effective date of this new revenue recognition standard. The guidance will now be effective for our fiscal year beginning April 1, 2018. We are currently evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the impact of adoption on our consolidated financial statements.

On November 20, 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. ASU 2015-17 alters the presentation of deferred tax items on a classified balance sheet by requiring companies to unify previously separated current and noncurrent items and present them as a single noncurrent amount. We have elected to early adopt this standard as of March 31, 2016, and have retrospectively applied the amendments to all periods presented.  There is no material impact to our consolidated financial statements as a result of this change.

In January 2016, the FASB issued ASU 2016-01 regarding Subtopic 825-10, Financials Instruments — Overall: Recognition and Measurements of Financial Assets and Financial Liabilities. The standard addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. It requires that most equity investments be measured at fair value, with subsequent changes in fair value recognized in net income. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. We are currently evaluating the accounting, transition, and disclosure requirements of the standard and cannot currently estimate the impact of adoption on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which sets out the principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for using an approach that is similar to the existing guidance for operating leases. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases, and operating leases. The standard is effective April 1, 2019, with early adoption permitted. The standard is to be applied using a modified retrospective transition method. We are currently evaluating the impact of adoption on our consolidated financial position, results of operations, and cash flows.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification on the statement of cash flows. For public companies, the new guidance became effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016. We are currently evaluating the impact of adoption of this guidance on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows, which reduces diversity in the practice of how certain transactions are classified in the statement of cash flows.  The new guidance is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted. The adoption of this guidance will not have a material impact on our consolidated financial statements.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2016, the Company held no market risk sensitive instruments for trading purposes, and the Company did not employ any derivative financial instruments, other financial instruments, or derivative commodity instruments to hedge any market risk. The Company had no debt outstanding as of December 31, 2016, and therefore, had no market risk related to debt.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2016, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the three months ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings

The Company is involved in litigation arising in the ordinary course of business. Management believes that resolution of these matters will not result in any payment that, individually or in the aggregate, would be material to the consolidated financial position or results of operations of the Company.

Item 1A – Risk Factors

A restated description of the risk factors associated with our business is set forth below.  This description includes any and all changes (whether or not material) to, and supersedes, the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2016, filed with the SEC on June 10, 2016.

Past financial performance is not necessarily a reliable indicator of future performance.  Investors in our common stock should not use historical performance to anticipate results or future period trends. Investing in our common stock involves a high degree of risk. Investors should consider carefully the following risk factors, as well as the other information in this report and our other filings with the SEC, including our audited and unaudited consolidated financial statements and the related notes, before deciding whether to invest or maintain an investment in shares of our common stock. If any of the following risks actually occurs, our business, financial condition, and results of operations would suffer. In this case, the trading price of our common stock would likely decline. The risks described below are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations.

If we fail to grow our business internally or through strategic acquisitions we may be unable to execute our business plan, maintain high levels of service, or adequately address competitive challenges.

Our strategy is to continue internal growth and, as strategic opportunities arise in the workers’ compensation managed care industry, to consider acquisitions of, or relationships with, other companies in related lines of business. As a result, we are subject to certain growth-related risks, including the risk that we will be unable to retain personnel or acquire other resources necessary to service such growth adequately. Expenses arising from our efforts to increase our market penetration may have a negative impact on operating results. In addition, there can be no assurance that any suitable opportunities for strategic acquisitions or relationships will arise or, if they do arise, that the transactions contemplated could be completed. If such a transaction does occur, there can be no assurance that we will be able to integrate effectively any acquired business. In addition, any such transaction would be subject to various risks associated with the acquisition of businesses, including, but not limited to, the following:

•

an acquisition may (i) negatively impact our results of operations as it may require incurring large one-time charges, substantial debt or liabilities; (ii) require the amortization or write down of amounts related to deferred compensation, goodwill and other intangible assets; or (iii) cause adverse tax consequences, substantial depreciation or deferred compensation charges;

•

we may encounter difficulties in assimilating and integrating the business, technologies, products, services, personnel, or operations of companies that are acquired, particularly if key personnel of the acquired company decide not to work for us;

•	an acquisition may disrupt ongoing business, divert resources, increase expenses, and distract management;
•	the acquired businesses, products, services, or technologies may not generate sufficient revenue to offset acquisition costs;
•	we may have to issue equity or debt securities to complete an acquisition, which would dilute the position of stockholders and could adversely affect the market price of our common stock; and
•	the acquisitions may involve the entry into a geographic or business market in which we have little or no prior experience.

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

Our sequential revenue growth may not increase and may decline in the future as a result of a variety of factors, many of which are outside of our control. If changes in our sequential revenue fall below the expectations of investors or analysts, the price of our common stock could decline substantially. Fluctuations or declines in sequential revenue growth may be due to a number of factors, including, but not limited to, those listed below and identified throughout this “Risk Factors” section: the decline in manufacturing employment, the decline in workers’ compensation claims, the decline in healthcare expenditures, the considerable price competition in a flat-to-declining workers’ compensation market, litigation, the increase in competition, and the changes and potential changes in state workers’ compensation and automobile-managed care laws which can reduce demand for our services. These factors create an environment where revenue and margin growth are more difficult to attain and where revenue growth is less certain than historically experienced. Additionally, our technology and preferred provider network face competition from companies that have more resources available to them than we do. Also, some customers may handle their managed care services in-house and may reduce the amount of services which are outsourced to managed care companies such as the Company. These factors could cause the market price of our common stock to fluctuate substantially. There can be no assurance that our growth rate in the future, if any, will be at or near historical levels.

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

In 1996, the Company’s Board of Directors authorized a stock repurchase program and has periodically increased the number of shares authorized for repurchase under the repurchase program.  In November 2015, the Company’s Board of Directors approved a 1,000,000 share expansion to its existing stock repurchase program, increasing the total number of shares approved for repurchase over the life of the program to 35,000,000 shares from the previous limit of 34,000,000 shares. There is no expiration date for the repurchase program. The timing and actual number of shares repurchased, if any, depend on a variety of factors including the timing of open trading windows, price, corporate and regulatory requirements, and other market conditions. The program may be suspended or discontinued at any time without prior notice. Repurchases pursuant to our stock repurchase program could affect our stock price and increase its volatility. The existence of a stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, repurchases under our stock repurchase program will diminish our cash reserves, which could impact our ability to pursue possible future strategic opportunities and acquisitions and could result in lower overall returns on our cash balances. There can be no assurance that any further stock repurchases will enhance stockholder value as the market price of our common stock may decline below the levels at which we repurchased shares of stock. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

If the referrals for our patient management services decline, our business, financial condition, and results of operations would be materially adversely affected.

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

We provide an outsource service to payors of workers’ compensation benefits, automobile insurance claims, and group health insurance benefits. These payors include insurance companies, TPAs, municipalities, state funds, and self-insured and self-administered employers. If these payors reduce the amount of work they outsource, our results of operations would be materially adversely affected.

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

We face competition from PPOs, TPAs, and other managed healthcare companies. We believe that as managed care techniques continue to gain acceptance in the workers’ compensation marketplace, our competitors will increasingly consist of nationally-focused workers’ compensation managed care service companies, insurance companies, HMOs, and other significant providers of managed care products. Legislative reform in some states has been considered, but not enacted to permit employers to designate health plans such as HMOs and PPOs to cover workers’ compensation claimants. Because many health plans have the ability to manage medical costs for workers’ compensation claimants, such legislation may intensify competition in the markets served by us. Many of our current and potential competitors are significantly larger and have greater financial and marketing resources than we do, and there can be no assurance that we will continue to maintain our existing customers, maintain our past level of operating performance, or be successful with any new products or in any new geographical markets we may enter.

A breach of security may cause our customers to curtail or stop using our services.

We rely largely on our own security systems, confidentiality procedures, and employee nondisclosure agreements to maintain the privacy and security of our Company’s and our customers’ proprietary information. Accidental or willful security breaches or other unauthorized access by third parties to our information systems or the existence of computer viruses in our data or software and misappropriation of our proprietary information could expose us to a risk of information loss, litigation, and other possible liabilities which may have a material adverse effect on our business, financial condition and results of operations. If security measures are breached due to third-party action, employee error, malfeasance, or otherwise, or if design flaws in our software are exposed and exploited, and, as a result, a third party obtains unauthorized access to any customer data, our relationships with our customers and our reputation will be damaged, our business may suffer, and we could incur significant liability.  We may be unable to anticipate these techniques or to implement adequate preventative measures because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target.

Exposure to possible litigation and legal liability may adversely affect our business, financial condition, and results of operations.

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

In addition, there can be no assurance that we will not be subject to other litigation that may adversely affect our business, financial condition or results of operations, including but not limited to being joined in litigation brought against our customers in the managed care industry. We maintain professional liability insurance and such other coverages as we believe are reasonable in light of our experience to date. If such insurance is insufficient or unavailable in the future at a reasonable cost to protect us from liability, our business, financial condition, or results of operations could be adversely affected.

If lawsuits against us are successful, we may incur significant liabilities.

We provide to insurers and other payors of healthcare costs, managed care programs that utilize preferred provider organizations and computerized bill review programs. Healthcare providers have brought, against us and our customers, individual and class action lawsuits challenging such programs. If such lawsuits are successful, we may incur significant liabilities.

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

Certain aspects of our business are dependent upon our ability to store, retrieve, process, and manage data and to maintain and upgrade our data processing capabilities. Interruption of data processing capabilities for any extended length of time, loss of stored data, programming errors, or other system failures could cause customers to cancel their service and could have a material adverse effect on our business, financial condition, and results of operations.

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

We compete with other healthcare providers in recruiting qualified management and staff personnel for the day-to-day operations of our business, including nurses and other case management professionals. In some markets, the scarcity of nurses and other medical support personnel has become a significant operating issue to healthcare providers. This shortage may require us to enhance wages to recruit and retain qualified nurses and other healthcare professionals. Our failure to recruit and retain qualified management, nurses, and other healthcare professionals, or to control labor costs could have a material adverse effect on profitability.

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

Regulation in the healthcare and workers’ compensation fields is constantly evolving. We are unable to predict what additional government initiatives, if any, affecting our business may be promulgated in the future. Our business may be adversely affected by failure to comply with existing laws and regulations, failure to obtain necessary licenses and government approvals, or failure to adapt to new or modified regulatory requirements. Proposals for healthcare legislative reforms are regularly considered at the federal and state levels. To the extent that such proposals affect workers’ compensation, such proposals may adversely affect our business, financial condition, and results of operations.

In addition, changes in workers’ compensation, automobile insurance and group healthcare laws or regulations may reduce demand for our services, require us to develop new or modified services to meet the demands of the marketplace, or reduce the fees that we may charge for our services.

The introduction of software products incorporating new technologies and the emergence of new industry standards could render our existing software products less competitive, obsolete, or unmarketable.

There can be no assurance that we will be successful in developing and marketing new software products that respond to technological changes or evolving industry standards. If we are unable, for technological or other reasons, to develop and introduce new software products cost-effectively, in a timely manner and in response to changing market conditions or customer requirements, our business, results of operations, and financial condition may be adversely affected.

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

The failure to attract and retain qualified or key personnel may prevent us from effectively developing, marketing, selling, integrating, and supporting our services.

We are dependent, to a substantial extent, upon the continuing efforts and abilities of certain key management personnel. In addition, we face competition for experienced employees with professional expertise in the workers’ compensation managed care area. The loss of key personnel, especially V. Gordon Clemons, Chairman, President, and Chief Executive Officer, or the inability to attract qualified employees, could have a material unfavorable effect on our business, financial condition, and results of operations.

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

To leverage our knowledge of workplace injuries, treatment protocols, outcomes data, and complex regulatory provisions related to the workers’ compensation market, we must continue to implement and enhance information systems that can analyze our data related to the workers’ compensation industry. We frequently upgrade existing operating systems and are updating other information systems that we rely upon in providing our services and financial reporting. We have detailed implementation schedules for these projects that require extensive involvement from our operational, technological, and financial personnel. Delays or other problems we might encounter in implementing these projects could adversely affect our ability to deliver streamlined patient care and outcome reporting to our customers.

Our Internet-based services are dependent on the development and maintenance of the Internet infrastructure.

The Internet has experienced a variety of outages and other delays as a result of damages to portions of its infrastructure, and it could face outages and delays in the future. These outages and delays could reduce the level of Internet usage, as well as the availability of the Internet to us for delivery of our Internet-based services. In addition, our customers who use our Web-based services depend on Internet service providers, online service providers, and other website operators for access to our website. All of these providers have experienced significant outages in the past and could experience outages, delays, and other difficulties in the future due to system failures unrelated to our systems. Any significant interruptions in our services or increases in response time could result in a loss of potential or existing users, and, if sustained or repeated, could reduce the attractiveness of our services.

We are sensitive to regional weather conditions that may adversely affect our operations.

Our operations are directly affected in the short term by the weather conditions in certain regions of operation. Therefore, our business is sensitive to the weather conditions of these regions. Unusually inclement weather, including significant rain, snow, sleet, freezing rain, or ice can temporarily affect our operations if clients are forced to close operational centers.  Accordingly, our operating results may vary from quarter to quarter, depending on the impact of these weather conditions.

Natural and other disasters may adversely affect our business.

We may be vulnerable to damages from severe weather conditions or natural disasters, including hurricanes, fires, floods, earthquakes, power loss, communications failures, and similar events, including the effects of war or acts of terrorism. If a disaster were to occur, our ability to operate our business could be seriously or completely impaired or destroyed. The insurance we maintain may not be adequate to cover our losses resulting from disasters or other business interruptions.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the period covered by this report. The following table sets forth the repurchases of the Company’s common stock made by or on behalf of the Company in open-market transactions for the quarter ended December 31, 2016 pursuant to a publicly announced plan.

			Total Number of
			Shares Purchased	Maximum Number
			as Part of Publicly	of Shares that may
	Total Number of	Average Price Paid	Announced	yet be Purchased
Period	Shares Purchased	Per Share	Program	Under the Program
October 1 to October 31, 2016	66,232	$35.44	66,232	945,755
November 1 to November 30, 2016	101,733	32.78	101,733	844,022
December 1 to December 31, 2016	150,379	34.87	150,379	693,643
Total	318,344	$34.32	318,344	693,643

In 1996, the Company’s Board of Directors authorized a stock repurchase program for up to 900,000 shares of the Company’s common stock. The Company’s Board of Directors has periodically increased the number of shares authorized for repurchase under the repurchase program.  In November 2015, the Company’s Board of Directors approved a 1,000,000 share expansion to its existing stock repurchase program, increasing the total number of shares approved for repurchase over the life of the program to 35,000,000.  There is no expiration date for the repurchase program.  As of December 31, 2016, the Company had repurchased 34,306,357 shares of its common stock over the life of the program.

Item 3 – Defaults Upon Senior Securities – None.

Item 4 – Mine Safety Disclosures – Not applicable.

Item 5 – Other Information

On November 3, 2016, we granted performance options to (i) our Chief Information Officer, Michael G. Combs, (ii) our Vice President of Sales, Diane J. Blaha, and (iii) our Chief Financial Officer, Richard J. Schweppe, to purchase 20,000 shares, 10,000 shares, and 3,000 shares, respectively, of our common stock under and pursuant to the terms of the CorVel Restated Omnibus Incentive Plan (Formerly the Restated 1988 Executive Stock Option Plan). These performance options will vest based on the achievement of certain performance criteria, approved by our Board of Directors and Compensation Committee, relating to certain earnings per share targets in calendar years 2017, 2018 and 2019. The options expire in five years and the exercise price of the options equaled the closing price of our common stock as quoted by the Nasdaq Global Select Market on the date of grant.

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

10.1†	Stock Option Agreement granted November 3, 2016 by and between CorVel Corporation and Michael G. Combs, providing for performance vesting.

10.2†	Stock Option Agreement granted November 3, 2016 by and between CorVel Corporation and Diane J. Blaha, providing for performance vesting.

10.3†	Stock Option Agreement granted November 3, 2016 by and between CorVel Corporation Richard J. Schweppe, providing for performance vesting.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.0

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2016, and March 31, 2016; (ii) Consolidated Statements of Income for the three and nine months ended December 31, 2015 and 2016; (iii) Consolidated Statements of Cash Flows for the nine months ended December 31, 2015 and 2016; and (iv) Notes to Consolidated Financial Statements.

_________________________

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

February 3, 2017