Form 10-K
period 2017-03-31
CORVEL CORP
filed 2017-06-09
CIK 874866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 0-19291

CorVel Corporation

(Exact name of Registrant as specified in its Charter)

Delaware	33-0282651
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2010 Main Street, Suite 600 Irvine, California	92614
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (949) 851-1473

Securities registered pursuant to Section 12(b) of the Act: Common Stock, Par Value $0.0001 Per Share; Common stock traded on the NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☐  NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  YES ☐  NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a small reporting company)	Small reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

As of September 30, 2016, the aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates of the Registrant was approximately $392,673,000 based on the closing price per share of $38.40 for the Registrant’s common stock as reported on the Nasdaq Global Select Market on such date multiplied by 10,225,855 shares (total outstanding shares of 19,552,218 less 9,326,363 shares held by affiliates) of the Registrant’s common stock which were outstanding on such date.  For the purposes of the foregoing calculation only, all of Registrant’s directors, executive officers and persons known to the Registrant to hold ten percent or greater of the Registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s Common Stock outstanding as of June 6, 2017 was 18,754,764.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Items 10 through 14 of Part III of this Form 10-K, to the extent not set forth herein, is incorporated herein by reference to portions of the Registrant’s definitive proxy statement for the Registrant’s 2017 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended March 31, 2017.  Except with respect to the information specifically incorporated by reference in this Form 10-K, the Registrant’s definitive proxy statement is not deemed to be filed as a part of this Form 10-K.

CORVEL CORPORATION

2017 FORM 10-K ANNUAL REPORT

i

In this Annual Report on Form 10-K (“annual report”), the terms “CorVel”, “Company”, “we”, “us”, and “our” refer to CorVel Corporation and its subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, but not limited to, the statements about our plans, strategies and prospects in Part I, Item 1, “Business”, Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this annual report.  Words such as “expects”, “anticipates”, “intends”, “plans”, “predicts”, “believes”, “seeks”, “estimates”, “potential”, “continue”, “strive”, “ongoing”, “may”, “will”, “would”, “could”, and “should”, and variations of these words or similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on management’s current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by management, and we can give no assurance that we will achieve our plans, intentions or expectations. Certain important factors could cause actual results to differ materially from the forward-looking statements we make in this annual report. Representative examples of these factors include (without limitation):

•	General industry and economic conditions, including a decreasing number of national claims due to decreasing number of injured workers;
•	Cost of capital and capital requirements;
•	Competition from other managed care companies;
•	The Company’s ability to renew and/or maintain contracts with its customers on favorable terms or at all;
•	The ability to expand certain areas of the Company’s business;
•	Possible litigation and legal liability in the course of operations, and the Company’s ability to settle or otherwise resolve such litigation;
•	The ability of the Company to produce market-competitive software;
•	Increases in operating expenses, including employee wages, benefits and medical inflation;
•	Changes in regulations affecting the workers’ compensation, insurance and healthcare industries in general;
•	Governmental and public policy changes, including, but not limited to, legislative and administrative law and rule implementation or change;
•	The ability to attract and retain key personnel;
•	Shifts in customer demands;
•	The availability of financing in the amounts, at the times, and on the terms necessary to support the Company’s future business;
•	The impact of recently issued accounting standards on the Company’s consolidated financial statements; and
•	Growth in the Company’s sale of third party administrator (“TPA”) services.

Part I, Item 1A of this annual report, “Risk Factors”, discusses these and other important risk factors that may affect our business, results of operations and financial condition. The factors listed above and the factors described in Part 1, Item 1A of this annual report, “Risk Factors”, and similar discussions in our other filings with the Securities and Exchange Commission are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could have material adverse effects on our future results.  Investors should consider these factors before deciding to make or maintain an investment in our securities.  The forward-looking statements included in this annual report are based on information available to us as of the date of this annual report. We expressly disclaim any intent or obligation to update any forward-looking statements to reflect subsequent events or circumstances.

PART I

Item 1. Business.

INTRODUCTION

CorVel is a national provider of workers’ compensation solutions for employers, third party administrators, insurance companies, and government agencies seeking to control costs and promote positive outcomes.  The Company applies technology, intelligence, and a human touch to the challenges of risk management so that its clients can intervene early and often while being connected to the critical intelligence they need to proactively manage risk.  CorVel specializes in applying advanced communication and information technology to improve healthcare management for workers’ compensation, group health, automobile and liability insurance claims management.  With a technology platform at its core, the Company’s connected solution is delivered by a national team of associates who are committed to helping clients deliver programs that meet their organization’s performance goals.

The Company’s services include claims management, bill review, preferred provider networks, utilization management, case management, pharmacy services, directed care and Medicare services.  CorVel offers its services as a bundled solution (i.e. claims management), as a standalone service, or as add-on services to existing customers. Customers of the Company that do not purchase a bundled solution generally use another provider, an in-house solution, or choose not to utilize such a service to manage their workers’ compensation costs. When customers purchase several products from CorVel, the pricing of the products sold is generally the same as if the products were sold on an individual basis. Bundled products are generally delivered in the same accounting period.

The Company was incorporated in Delaware in 1987, and its principal executive offices are located at 2010 Main Street, Suite 600, Irvine, California 92614. The Company’s telephone number is 949-851-1473.

INDUSTRY OVERVIEW

Workers’ compensation is a federally mandated, state-legislated insurance program that requires employers to fund medical expenses, lost wages, and other costs resulting from work-related injuries and illnesses. Workers’ compensation benefits and arrangements vary extensively on a state-by-state basis and are often highly complex. State statutes and court decisions control many aspects of the compensation process, including claims handling, impairment or disability evaluation, dispute settlement, benefit amount guidelines, and cost-control strategies.

In addition to the compensation process, cost containment and claims management continue to be significant employer concerns and many look to managed care vendors and third party administrators for cost savings solutions. The Company believes that cost drivers in workers’ compensation include: implementing effective return-to-work and transitional duty programs, coordinating medical care, medical cost management, recognizing fraud and abuse, and improving communications with injured workers. CorVel provides solutions using a holistic approach to cost containment and by looking for a complete savings solution. Often one of the biggest cost drivers is not recognizing a complex claim at the onset of an injury, often resulting in claims being open longer and resulting in a delayed return to work. CorVel uses an integrated claims model that controls claims costs by advocating medical management at the onset of the injury to decrease administrative costs and to shorten the length of the disability.

Some states have adopted legislation for managed care organizations (“MCOs”) in an effort to allow employers to control their worker’s compensation costs. A managed care plan is organized to serve the medical needs of injured workers in an efficient and cost-effective manner by managing the delivery of medical services through appropriate health care professionals. CorVel is registered wherever legislation mandates, where it is beneficial for the Company to obtain a license, or where the MCO has an effective utilized mandate. Since MCO legislation varies by state, CorVel’s state offerings vary as well. CorVel continually evaluates new legislation to ensure it is in compliance and can offer appropriate services to its customers and prospects.

FISCAL 2017 DEVELOPMENTS

Company Stock Repurchase Program

During fiscal 2017, the Company continued to repurchase shares of its common stock under a plan originally approved by the Company’s Board of Directors in 1996. In February 2017, the Company’s Board of Directors increased the number of shares of common stock authorized to be repurchased over the life of the plan by 1,000,000 shares of common stock to 36,000,000 shares of common stock. During fiscal 2017, the Company spent $28 million to repurchase 745,575 shares of its common stock. Since commencing this program in the fall of 1996, the Company has repurchased 34,631,834 shares of its common stock through March 31, 2017, at a cost of $420 million. These repurchases were funded primarily from the Company’s operating cash flows.

Appointment of President

In March 2017, the Company announced that the Board of Directors appointed Mr. Michael Combs as President of the Company, effective April 1, 2017.

BUSINESS — SERVICES

The Company offers services in two general categories, network solutions and patient management, to assist its customers in managing the increasing medical costs of workers’ compensation, group health and auto insurance, and in monitoring the quality of care provided to claimants. CorVel reduces claims costs by advocating medical management at the onset of an injury to control administrative costs and to shorten the length of the disability. These solutions offer personalized treatment programs that use precise treatment protocols to advocate timely, quality care for injured workers.

Network Solutions Services

CorVel offers a complete medical savings solution for all in-network and out-of-network medical bills including PPO management, specialty networks, medical bill repricing, true line item review, expert fee negotiations, professional nurse review, automated adjudication and electronic reimbursement. Each feature focuses on increasing processing efficiencies and maximizing savings opportunities.

Bill Review

Many states have adopted fee schedules, which regulate the maximum allowable fees payable under workers’ compensation for procedures performed by a variety of health treatment providers. Developed in 1989, CorVel’s proprietary bill review and claims management technology automates the review process to provide customers with a faster turnaround time, more efficient bill review and higher total savings. CorVel’s artificial intelligence engine includes over ninety million individual rules, which creates a comprehensive review process that is more efficient than traditional manual bill review processes.

Payors are able to review and approve bills online as well as access savings reports through an online portal, CareMC, which is discussed in further detail below. The process is paperless, through scanning and electronic data interface (“EDI”), while proving to be cost effective and efficient, which is discussed in further detail below. CorVel’s solutions are fully customizable and can be tailored to meet unique payor requirements.

Bill review services include:

•	Coding review and re-bundling
•	Reasonable and customary review
•	Fee schedule analysis
•	Out-of-network bill review
•	Pharmacy review, which is discussed in further detail below
•	PPO management, which is discussed in further detail below
•	Repricing

PPO Management

PPOs are groups of hospitals, physicians and other healthcare providers that offer services at pre-negotiated rates to employee groups. The Company believes that PPO networks offer the employer an additional means of managing healthcare costs by reducing the per-unit price of medical services provided to employees. CorVel began offering a proprietary national PPO network in 1992, and today it is comprised of over 750,000 board-certified providers. The Company provides the convenience of a PPO provider look-up mobile application for use with smart phones and tablets. The application is available to the public and makes it convenient to locate a provider in the CorVel network. Users can search providers based on quality, range of services, and location.

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

The Company has a team of national, regional and local personnel supporting the CorVel network. This team of PPO developers is responsible for local recruitment, contract negotiations, credentialing and re-credentialing of providers, and working with customers to develop customer-specific provider networks. Each bill review operation has provider relations support staff to address provider grievances and other billing issues.

Providers are selected from criteria based on quality, range of services, price and location. Each provider is thoroughly evaluated and credentialed, then re-credentialed every three years. Through this extensive evaluation process, we are able to provide significant hospital, physician and ancillary medical savings, while maintaining high quality care. Provider network services include a national network for all medical coverages, board-certified physicians, provider credentialing, patient channeling, online PPO look-up, printable directories and driving directions, and MCOs.

CERiS®

CERiS, CorVel’s enhanced bill review program, allows claim payors to adjust individual line item charges on all bills to reasonable and customary levels while removing all error and billing discrepancies by means of professional review, which is discussed in more detail below. The enhanced bill review program scrutinizes each hospital line description and charge as a separate and distinct claim for reimbursement. CorVel’s proprietary Universal Chargemaster defines each code and description, enabling its registered nurses to identify errors, duplicate charges, re-bundle exploded charges, correct quantity discrepancies and remove unused supplies.

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

Scanning Services

We continue to leverage our scanning technologies which include scanning, optical character recognition and document management services. We continue to expand our existing office automation service line and all offices are selling scanning and document management. We have added scanning operations to most of the Company’s larger offices around the country, designating them “Capture Centers.” Our scanning service also offers a web interface (www.onlinedocumentcenter.com) providing immediate access to documents and data called the Online Document Center (known as ODC). Secure document review, approval, transaction workflow and archival storage are available at subscription-based pricing.

CorVel has branded its provider reimbursement and scanning services under the name SymbeoSM.

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

Medicare Solutions

The Company offers solutions to help manage the requirements mandated by the Centers for Medicare and Medicaid Services (“CMS”). Services include Medicare Set Asides and Agent Reporting Services to help employers comply with new CMS reporting legislation. As an assigned agent, CorVel can provide services for Responsible Reporting Entities (known as RREs) such as insurers and employers. As an experienced information-processing provider, CorVel is able to electronically submit files to the CMS in compliance with timelines and reporting requirements.

Clearinghouse Services

CorVel’s proprietary medical review software and claims management technology interfaces with multiple clearinghouses.  The Company’s clearinghouse services provide for medical review, conversion of electronic forms to appropriate payment formats, seamless submission of bills for payments and rules engines used to help ensure jurisdictional compliance.

Patient Management Services

CorVel offers a unique approach to claims administration and patient management. Patient management services include claims management and all services sold to claims management customers, case management, 24/7 nurse triage, utilization management, vocational rehabilitation, and life care planning.  This integrated service model controls claims costs by advocating medical management at the onset of the injury to decrease administrative costs and to shorten the length of the disability. This automated solution offers a personalized treatment program for each injured worker, using precise treatment protocols to meet the changing needs of patients on an ongoing basis.  The Company offers these services on a stand-alone basis or as an integrated component of its medical cost containment services.

Claims Management

CorVel has been a TPA offering claims management services since January 2007. The Company serves customers in the self-insured and commercially-insured markets. Incidents and injuries are reported through a variety of intake methods that include a 24/7 nurse triage call center, website, mobile applications, toll-free call centers and traditional methods of paper and fax reporting. The incidents and injuries are immediately processed by CorVel’s proprietary rules engine, which provides alerts and recommendations throughout the life of a claim. This technology instantly assigns the claimant an expert claims professional, while simultaneously determining if a claim requires any immediate attention for triage.

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

Case Management

CorVel’s case management and utilization review services address all aspects of disability management and recovery, including utilization review (pre-certification, concurrent review and discharge planning), early intervention, telephonic, field and catastrophic case management, as well as vocational rehabilitation.

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

The Telephonic Case Manager continues to impact the direction of the case, focusing on early return to work, maximum medical improvement and appropriate duration of disability. Facilitation of appropriate treatment, assertive negotiation with medical providers and directing the care of the injured worker continues to be the Telephonic Case Manager’s role until the closure criteria is met. Utilization review of provider treatment remains ongoing until discharge from treatment.

In the event that a claim may require an onsite referral, a Field Case Manager (“FCM”) will be assigned to the claim. Cases can be referred to CorVel based on geographic location and injury type to the most appropriate FCM. Specialized case management services include catastrophic management, life care planning, and vocational rehabilitation services. All FCMs have iPads that provide access to the Company’s proprietary mobile applications, providing instant access to detailed case information and the ability to enter case notes.  An additional feature of our iPad applications is the ability to electronically approve and email signed case management forms and documentation.

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

Utilization Management

Utilization Management programs review proposed care to determine appropriateness, frequency, duration and setting. These programs utilize experienced registered nurses, proprietary medical treatment protocols and systems technology to avoid unnecessary treatments and associated costs. Processes in Utilization Management include: injury review, diagnosis and treatment planning, contacting and negotiating provider treatment requirements, certifying appropriateness of treatment parameters, and responding to provider requests for additional treatment. Utilization Management services include: prospective review, retrospective review, concurrent review, professional nurse review, second opinion, peer review, precertifications and independent medical evaluation.

Vocational Rehabilitation

CorVel’s Vocational Rehabilitation program is designed for injured workers needing assistance returning to work or retaining employment. This comprehensive suite of services helps employees who are unable to perform previous work functions and who face the possibility of joining the open labor market to seek re-employment. These services are available unbundled on an integrated basis as dictated by the requirement of each case and client preference, or by individual statutory requirements. Vocational rehabilitation services include ergonomic assessments, rehabilitation plans, transferable skills analysis, labor market services, job seeking skills, resumé development, job analysis and development, job placement, career counseling and expert testimony.

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

Disability Management

CorVel’s disability management programs offer a continuum of services for short and long-term disability coverages that advocate an employee’s early return to work. Disability management services include absence reporting, disability evaluations, national preferred provider organizations, independent medical examinations, utilization review, medical case management, return-to-work coordination and integrated reporting.

Liability Claims Management

CorVel also offers liability claims management services that can be sold as a stand-alone service or part of patient management. Liability claims management services encompass auto liability, general liability, product liability, personal injury, professional liability and property damage, accidents and weather-related damage. These services include claims management, adjusting services, litigation management, claims subrogation, and investigations.

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

Adoption of Imaging Technologies and Paperless Workflow

Utilizing scanning and automated data capture processes allows the Company to process incoming paper and electronic claims documents, including medical bills, with less manual handling, which has improved the Company’s workflow processes. This has benefited both the Company, in terms of cost savings, and the Company’s customers, in improved savings results. Through the Company’s online portal, CareMC (www.caremc.com), customers can review bills as soon as they are processed and approve a bill for payment, streamlining the customer’s workflows and expediting the payment process.

Redundancy Center

The Company’s national data center is located near Portland, Oregon. The redundancy center, which is located in Lone Mountain, Nevada, is the Company’s backup processing site in the event that the Portland data center suffers catastrophic loss. Currently, the Company’s data is continually replicated to Lone Mountain in near-real time, so that in the event the Portland data center is offline, the redundancy center can be activated with current information quickly. The Lone Mountain data center also hosts duplicates of the Company’s websites. The systems are maintained and exercised on a continuous basis as they host demonstration and pilot environments that mirror production, with the goal of ensuring their ongoing readiness.

CareMC®

CareMC (www.caremc.com) is CorVel’s application platform which offers customers dirwect and immediate access to the Company’s primary service lines. CareMC allows for electronic communication and reporting between providers, payers, employers and patients. Features of the website include: report an incident/injury, request for service, appointment scheduling, online bill review, claims information management, treatment calendar, medical bill adjudication and automated provider reimbursement.

Through CareMC, users can:

•	Manage files throughout the life of the claim;
•	Receive and relay case notes from case managers; and
•	Integrate information from multiple claims management sources into one database.

CareMC facilitates healthcare transaction processing. Using artificial intelligence technology, the website provides situation alerts and event triggers, to facilitate prompt and effective decisions. Users of CareMC can quickly see where event outliers are occurring within the claims management process. If costs exceed pre-determined thresholds or activities fall outside expected timelines, decision-makers, i.e. the customer, can be quickly notified. Large amounts of information are consolidated and summarized to help customers focus on the critical issues.

Claims Processing

We continue to develop our claims system capabilities, which reflects the Company’s preference for owning and maintaining our own software assets. Integration projects, some already completed, are underway to present more of this claims-centric information available through the CareMC online portal. The Company’s goal is to continue to modernize user interfaces, give more rapid feedback and put real-time information in the hands of our customers.

INDUSTRY, CUSTOMERS AND MARKETING

CorVel serves a diverse group of customers that include insurers, third party administrators, self-administered employers, government agencies, municipalities, state funds, and numerous other industries. CorVel is able to provide workers’ compensation services to virtually any size employer and in any state or region of the United States. No single customer of the Company represented more than 10% of revenues in fiscal 2015, 2016 or 2017. Many claims management decisions in workers’ compensation are the responsibility of the local claims office of national or regional insurers. The Company’s national branch office network enables the Company to market and offer its services at both a local and national account level. The Company has placed increasing emphasis on national account marketing. The sales and marketing activities of the Company are conducted primarily by account executives located in key geographic areas.

COMPETITION AND MARKET CONDITIONS

The healthcare cost containment industry is competitive and is subject to economic pressures for cost savings and legislative reforms. CorVel’s primary competitors in the workers’ compensation market include third party administrators, MCOs, large insurance carriers and numerous independent companies. Many of the Company’s competitors are significantly larger and have greater financial and marketing resources than the Company. Moreover, the Company’s customers may establish the in-house capability of performing the kinds of services offered by the Company. If the Company is unable to compete effectively, it will be difficult to add and retain customers, and the Company’s business, financial condition and results of operations will be materially and adversely affected.

There has been unprecedented acceleration in technology in the past few years. The proliferation of smart phones and tablet computers allows the Company’s clients to stay connected at any time, from anywhere. This capability provides immediate access and begins to present business opportunities that were previously predicated on a less connected environment. The Company continues to leverage the new wave of technology in order to connect all of the parties involved in the workers' compensation process in ways that were unimaginable in the past. As with general health, according to the National Council on Compensation Insurance, the workers; compensation line continues to migrate to being a medical management business, with policymakers, employers, and carriers struggling to manage and control the costs of medical care.  The Company will continue to focus the execution of its strategy on providing industry leading claims management and cost containment solutions to the market.

GOVERNMENT REGULATIONS

General

Managed healthcare programs for workers’ compensation are subject to various laws and regulations. Both the nature and degree of applicable government regulation vary greatly depending upon the specific activities involved. Generally, parties that actually provide or arrange for the provision of healthcare services, such as the Company, assume financial risk related to the provision of those services or undertake direct responsibility for making payment or payment decisions for those services. These parties are subject to a number of complex regulatory requirements that govern many aspects of their conduct and operations.

In contrast, the management and information services provided by the Company to its customers typically have not been the subject of regulation by the federal government or the states. Since the managed healthcare field is a rapidly-expanding and changing industry and the cost of providing healthcare continues to increase, it is possible that the applicable state and federal regulatory frameworks will expand to have a greater impact upon the conduct and operation of the Company’s business.

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

SHAREHOLDER RIGHTS PLAN

During fiscal 1997, the Company’s Board of Directors approved the adoption of a shareholder rights plan (the “Shareholder Rights Plan”). The Shareholder Rights Plan provides for a dividend distribution to CorVel stockholders of one preferred stock purchase right for each outstanding share of CorVel’s common stock held by such stockholder (as used in this section, the “right” or the “rights”), only in the event of certain takeover-related events.  In April 2002, the Board of Directors of CorVel approved an amendment to the Shareholder Rights Plan to extend the expiration date of the rights to February 10, 2012, set the exercise price of each right at $118, and enable Fidelity Management & Research Company and its affiliates to purchase up to 18% of the shares of common stock of the Company without triggering the rights, with the limitations under the Shareholder Rights Plan remaining in effect for all other stockholders of the Company. In November 2008, the Company’s Board of Directors approved an amendment to the Shareholder Rights Plan to extend the expiration date of the rights to February 10, 2022, remove the ability of Fidelity Management & Research Company and its affiliates to purchase up to 18% of the shares of common stock of the Company without triggering the rights, substitute Computershare Trust Company, N.A. as the rights agent and effect certain technical changes to the Shareholder Rights Plan.

The rights are designed to assure that all shareholders receive fair and equal treatment in the event of a proposed takeover of the Company, and to encourage a potential acquirer to negotiate with the Board of Directors prior to attempting a takeover. The rights are not exercisable until the occurrence of certain takeover-related events, at which time they can be exercised at an exercise price of $118 per share of common stock which carries the right, subject to subsequent adjustment. The rights trade with the Company’s common stock.

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

In addition, if the Company is thereafter merged into another entity, or if 50% or more of the Company’s consolidated assets or earning power are sold, then the right would entitle its holder to buy common shares of the acquiring entity having a market value equal to two times the then-current exercise price of the right. The Company’s Board of Directors may exchange or redeem the rights under certain conditions.

EMPLOYEES

As of March 31, 2017, CorVel had 3,629 employees, including nurses, therapists, counselors and other employees. No employees are represented by any collective bargaining unit. Management believes the Company’s relationship with its employees to be good.

FINANCIAL INFORMATION ABOUT SEGEMENT AND GEOGRPHIC AREAS

Refer to Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations”, and Note N, “Segment Reporting”, to our consolidated financial statements in Part IV of this annual report for information on our reportable operating segment and geographic areas.

AVAILABLE INFORMATION

Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and any amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Exchange Act, and other filings made with the Securities and Exchange Commission (“SEC”), are available free of charge through our website (http://www.corvel.com, under the Investor section) as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. Our filings may also be read and copied at the Public Reference Room of the SEC at 100 F Street, NE, Washington, DC 20549.  Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

The inclusion of our website address and the address of any of our portals, such as www.caremc.com and www.onlinedocumentcenter.com, in this annual report does not include or incorporate by reference into this annual report any information contained on, or accessible through, such websites.

Item 1A. Risk Factors.

Past financial performance is not necessarily a reliable indicator of future performance, and investors in our common stock should not use historical performance to anticipate results or future period trends. Investing in our common stock involves a high degree of risk. Investors should consider carefully the following risk factors, as well as the other information in this annual report and our other filings with the SEC, including our consolidated financial statements and the related notes, before deciding whether to invest or maintain an investment in shares of our common stock. If any of the following risks actually occurs, our business, financial condition, and results of operations would suffer. In this case, the trading price of our common stock would likely decline. The risks described below are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations.

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

Our strategy is to continue internal growth and, as strategic opportunities arise in the workers’ compensation managed care industry, to consider acquisitions of, or relationships with, other companies in related lines of business. As a result, we are subject to certain growth-related risks, including the risk that we will be unable to retain personnel or acquire other resources necessary to service such growth adequately. Expenses arising from our efforts to increase our market penetration may have a negative impact on operating results. In addition, there can be no assurance that any suitable opportunities for strategic acquisitions or relationships will arise or, if they do arise, that the transactions contemplated could be completed. If such a transaction does occur, there can be no assurance that we will be able to integrate effectively any acquired business. In addition, any such transaction would be subject to various risks associated with the acquisition of businesses, including, but not limited to, the following:

•

an acquisition may (i) negatively impact our results of operations because it may require incurring large one-time charges, substantial debt or liabilities; (ii) require the amortization or write down of amounts related to deferred compensation, goodwill and other intangible assets; or (iii) cause adverse tax consequences, substantial depreciation or deferred compensation charges;

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

Due to the foregoing factors, and the other risks discussed in this annual report, investors should not rely on period-to-period comparisons of our results of operations as an indication of our future performance.

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

In 1996, the Company’s Board of Directors authorized a stock repurchase program and has periodically increased the number of shares authorized for repurchase under the repurchase program.  The most recent increase occurred in February 2017 and brought the number of shares authorized for repurchase over the life of the program to 36,000,000 shares. There is no expiration date for the repurchase program. The timing and actual number of shares repurchased, if any, depend on a variety of factors including the timing of open trading windows, price, corporate and regulatory requirements, and other market conditions. The program may be suspended or discontinued at any time without prior notice. Repurchases pursuant to our stock repurchase program could affect our stock price and increase its volatility. The existence of a stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, repurchases under our stock repurchase program will diminish our cash reserves, which could impact our ability to pursue possible future strategic opportunities and acquisitions and could result in lower overall returns on our cash balances. There can be no assurance that any further stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares of stock. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

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

Within the past few years, as the labor market is less labor intensive and more service oriented, there are less work-related injuries.  Additionally, employers are being more proactive to prevent injuries.  If declines in workers’ compensation costs occur in many states and persist over the long-term, it would have a material adverse impact on our business, financial condition and results of operations.

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

We face competition from PPOs, TPAs, and other managed healthcare companies. We believe that as managed care techniques continue to gain acceptance in the workers’ compensation marketplace, our competitors will increasingly consist of nationally-focused workers’ compensation managed care service companies, insurance companies, HMOs and other significant providers of managed care products. Legislative reform in some states has been considered, but not enacted to permit employers to designate health plans such as HMOs, and PPOs to cover workers’ compensation claimants. Because many health plans have the ability to manage medical costs for workers’ compensation claimants, such legislation may intensify competition in the markets served by us. Many of our current and potential competitors are significantly larger and have greater financial and marketing resources than we do, and there can be no assurance that we will continue to maintain our existing customers, maintain our past level of operating performance, or be successful with any new products or in any new geographical markets we may enter.

A breach of security may cause our customers to curtail or stop using our services.

We rely largely on our own security systems, confidentiality procedures, and employee nondisclosure agreements to maintain the privacy and security of our Company’s and our customers’ proprietary information. Accidental or willful security breaches or other unauthorized access by third parties to our information systems, the existence of computer viruses in our data or software and misappropriation of our proprietary information could expose us to a risk of information loss, litigation, and other possible liabilities which may have a material adverse effect on our business, financial condition, and results of operations. If security measures are breached because of third-party action, employee error, malfeasance, or otherwise, or if design flaws in our software are exposed and exploited, and, as a result, a third party obtains unauthorized access to any customer data, our relationships with our customers and our reputation will be damaged, our business may suffer, and we could incur significant liability. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures.

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

In addition, there can be no assurance that we will not be subject to other litigation that may adversely affect our business, financial condition or results of operations, including but not limited to being joined in litigation brought against our customers in the managed care industry. We maintain professional liability insurance and such other coverages as we believe are reasonable in light of our experience to date. If such insurance is insufficient or unavailable in the future at reasonable cost to protect us from liability, our business, financial condition, or results of operations could be adversely affected.

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

In addition, changes in workers’ compensation, automobile insurance, and group healthcare laws or regulations may reduce demand for our services, require us to develop new or modified services to meet the demands of the marketplace, or reduce the fees that we may charge for our services.

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

We are dependent, to a substantial extent, upon the continuing efforts and abilities of certain key management personnel. In addition, we face competition for experienced employees with professional expertise in the workers’ compensation managed care area. The loss of key personnel, especially V. Gordon Clemons, our Chairman and Chief Executive Officer, or the inability to attract qualified employees, could have a material unfavorable effect on our business, financial condition, and results of operations.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company’s principal executive office is located in Irvine, California in approximately 13,000 square feet of leased space. The lease expires in January 2020. The Company leases approximately 83 branch offices in 43 states, which range in size from 200 square feet up to 94,000 square feet. The lease terms for the branch offices range from monthly to 10 years and expire at various dates through 2024. The Company believes that its facilities are adequate for its current needs and that suitable additional space will be available as required.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol CRVL. The quarterly high and low per share sales prices for the Company’s common stock for fiscal years 2016 and 2017 as reported by NASDAQ are set forth below for the periods indicated.  These prices represent prices among dealers, do not include retail markups, markdowns or commissions, and may not represent actual transactions.

	High	Low
Fiscal Year Ended March 31, 2016:
Quarter Ended June 30, 2015:	$39.29	$31.13
Quarter Ended September 30, 2015:	34.62	29.27
Quarter Ended December 31, 2015:	46.20	30.61
Quarter Ended March 31, 2016:	46.92	38.64
Fiscal Year Ended March 31, 2017:
Quarter Ended June 30, 2016:	$53.19	$38.86
Quarter Ended September 30, 2016:	47.48	35.60
Quarter Ended December 31, 2016:	38.65	31.00
Quarter Ended March 31, 2017:	43.75	36.00

Holders. As of June 5, 2017, there were approximately 1,105 holders of record of the Company’s common stock according to the information provided by the Company’s transfer agent.

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

Unregistered Sales of Equity Securities. None.

Issuer Purchases of Equity Securities. The following table summarizes purchases of the Company’s common stock made by or on behalf of the Company for the quarter ended March 31, 2017 pursuant to a publicly announced plan.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that may yet be Purchased Under the Program
January 1 to January 31, 2017	113,765	$37.27	113,765	579,878
February 1 to February 28, 2017	76,093	40.05	76,093	1,503,785
March 1 to March 31, 2017	135,595	41.14	135,595	1,368,190
Total	325,453	$39.53	325,453	1,368,190

In 1996, the Company’s Board of Directors authorized a stock repurchase program initially for up to 100,000 shares of the Company’s common stock. The Company’s Board of Directors has periodically increased the number of shares of common stock authorized for repurchase under the program.  In February 2017, the Company’s Board of Directors increased the number of shares of common stock authorized to be repurchased over the life of the program by 1,000,000 shares of common stock to 36,000,000 shares of common stock.  As of March 31, 2017, the Company has repurchased 34,631,834 shares of its common stock over the life of the program.  There is no expiration date for the program.

STOCK PERFORMANCE GRAPH

The graph depicted below shows a comparison of cumulative total stockholder returns for the Company, the NASDAQ and the NASDAQ Health Services Index over a five year period beginning on March 31, 2012. The data depicted on the graph are as set forth in the chart below the graph. The graph assumes that $100 was invested in the Company’s Common Stock on March 31, 2012, and in each index, and that all dividends were reinvested. No cash dividends have been paid or declared on the Common Stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

CorVel Stock Performance Graph
300.00
200.00
100.00
-
March 31, 2012
March 31, 2013
March 31, 2014
March 31, 2015
March 31, 2016
March 31, 2017
CorVel
Nasdaq U.S.
Nasdaq Health

	2012	2013	2014	2015	2016	2017
CorVel Corporation	100.00	124.07	249.49	172.52	197.64	218.10
U.S. NASDAQ	100.00	105.69	135.82	158.52	157.52	191.22
U.S. NASDAQ Healthcare Services	100.00	128.39	178.18	241.08	193.90	215.28

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

Item 6. Selected Financial Data.

The selected consolidated financial data of the Company appears in a separate section of this annual report immediately preceding Part II, Item 7 of this annual report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and is incorporated herein by this reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” appears in Part II, Item 7 of this annual report and is incorporated herein by this reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2017, the Company held no market risk sensitive instruments for trading purposes and the Company did not employ any derivative financial instruments, other financial instruments, or derivative commodity instruments to hedge any market risk.

Item 8. Financial Statements and Supplementary Data.

The Company’s consolidated financial statements, as listed under Item 15, appear in a separate section of this annual report. The financial statement schedule is included below under Item 15(a)(2).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control—Integrated Framework. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of March 31, 2017 to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Our independent registered public accounting firm, Haskell & White LLP, has issued an audit report on the effectiveness of our internal control over financial reporting as of March 31, 2017 as stated in their report that is included in Part II, Item 8 herein.

Changes to Internal Control over Financial Reporting

During the quarter ended March 31, 2017, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information in the sections titled “Proposal One: Election of Directors,” “Corporate Governance, Board Composition and Board Committees,” “Executive Officers of CorVel,” and “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the Company’s Definitive Proxy Statement for the 2017 Annual Meeting of Stockholders is incorporated herein by reference.

The Board of Directors has adopted a code of ethics and business conduct that applies to all of the Company’s employees, officers and directors. The full text of the Company’s code of ethics and business conduct is posted on the Company’s website at www.corvel.com under the “Investor Relations” section. The Company intends to disclose future amendments to certain provisions of the Company’s code of ethics and business conduct, or waivers of such provisions, applicable to the Company’s directors and executive officers, at the same location on the Company’s website identified above. The inclusion of the Company’s website address in this annual report does not include or incorporate by reference the information on the Company’s website into this annual report.

Item 11. Executive Compensation.

The information in the sections titled “Executive Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” and “Compensation of Directors,” appearing in the Company’s Definitive Proxy Statement for the 2017 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information in the sections titled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matter” and “Equity Compensation Plan Information” appearing in the Company’s Definitive Proxy Statement for the 2017 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13. Certain Relationships and Related Party Transactions, and Director Independence.

The information in the sections titled “Certain Relationships and Related Person Transactions,” “Proposal One: Election of Directors,” and “Corporate Governance, Board Composition and Board Committees” appearing in the Company’s Definitive Proxy Statement for the 2017 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services.

The information under the captions “Principal Accountant Fees and Services”, “Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors” and “Ratification of Appointment of Independent Auditors” appearing in the Company’s Definitive Proxy Statement for the 2017 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements:

The Company’s financial statements appear in a separate section of this annual report, beginning on the pages referenced below:

(2) Financial Statement Schedule:

The Company’s consolidated financial statements, as listed under Item 15(a)(1), appear in a separate section of this annual report. The Company’s financial statement schedule is as follows:

Schedule II — Valuation and Qualifying Accounts

	Balance at Beginning of Year	Additions Charged to Cost and Expenses	Deductions	Balance at End of Year
Allowance for doubtful accounts:
Fiscal Year Ended March 31, 2017:	$1,821,000	$2,335,000	$(1,155,000)	$3,001,000
Fiscal Year Ended March 31, 2016:	1,645,000	1,357,000	(1,181,000)	1,821,000
Fiscal Year Ended March 31, 2015:	1,745,000	1,730,000	(1,830,000)	1,645,000

(3) Exhibits:

EXHIBITS

Exhibit No.	Title	Method of Filing

3.1	Amended and Restated Certificate of Incorporation of the Company	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 10, 2011.

3.2	Amended and Restated Bylaws of the Company	Incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 filed on August 14, 2006.

3.3	Certificate of Designation Increasing the Number of Shares of Series A Junior Participating Preferred Stock	Incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed on November 24, 2008.

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

Incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K filed on November 24, 2008.

10.10	Credit Agreement dated May 28, 2009 by and between CorVel Corporation and Wells Fargo Bank, National Association.	Incorporated herein by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed on June 4, 2009.

10.11	Revolving Line of Credit Note dated May 28, 2009 by CorVel Corporation in favor of Wells Fargo Bank, National Association.	Incorporated herein by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed on June 4, 2009.

10.12	First Amendment to Credit Agreement dated June 2, 2010 by and between CorVel Corporation and Wells Fargo Bank, National Association.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 7, 2010.

10.13	Revolving Line of Credit Note dated June 2, 2010 by CorVel Corporation in favor of Wells Fargo Bank, National Association.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 7, 2010.

10.14*	Stock Option Agreement dated December 6, 2010 between the company and Diane J. Blaha, providing performance vesting.	Incorporated herein by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014 filed on June 12, 2014.

10.15	Second Amendment to Credit Agreement dated September 1, 2011 by and between CorVel Corporation and Wells Fargo Bank, National Association.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 31, 2011.

10.16	Revolving Line of Credit Note dated September 1, 2011 by CorVel Corporation in favor of Wells Fargo Bank, National Association.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 31, 2011.

10.17*	Stock option agreement dated November 3, 2011, between the Company and Diane J. Blaha, providing performance vesting.	Incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015 filed on June 11, 2015.

10.18	Third Amendment to Credit Agreement dated September 1, 2012 by and between CorVel Corporation and Wells Fargo Bank, National Association.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 7, 2012.

10.19	Revolving Line of Credit Note dated September 1, 2012 by CorVel Corporation in favor of Wells Fargo Bank, National Association.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 7, 2012.

Exhibit No.	Title	Method of Filing

10.20*	Stock option agreement dated March 1, 2013, between the Company and V. Gordon Clemons, providing performance vesting.	Incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016 filed on June 10, 2016.

10.21*	Stock option agreement dated March 1, 2013, between the Company and Scott McCloud, providing performance vesting.	Incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016 filed on June 10, 2016.

10.22*	Stock option agreement dated March 1, 2013, between the Company and Donald C. McFarlane, providing performance vesting.	Incorporated herein by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016 filed on June 10, 2016.

10.23*	Stock option agreement dated March 1, 2013, between the Company and Diane J. Blaha, providing performance vesting.	Incorporated herein by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016 filed on June 10, 2016.

10.24	Fourth Amendment to Credit Agreement dated September 1, 2013 by and between CorVel Corporation and Wells Fargo Bank, National Association.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 5, 2013.

10.25	Revolving Line of Credit Note dated September 1, 2013 by CorVel Corporation in favor of Wells Fargo Bank, National Association.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 5, 2013.

10.26*	Stock option agreement dated November 4, 2013, between the Company and Scott McCloud, providing performance vesting.	Refiled herewith.

10.27*	Stock option agreement dated November 4, 2013, between the Company and Donald C. McFarlane, providing performance vesting.	Refiled herewith.

10.28*	Stock option agreement dated November 4, 2013, between the Company and Diane J. Blaha, providing performance vesting.	Refiled herewith.

10.29*	Stock option agreement dated November 4, 2013, between the Company and Richard J. Schweppe, providing performance vesting.	Refiled herewith.

10.30*	Stock option agreement dated March 1, 2013, between the Company and Richard J. Schweppe, providing performance vesting.	Incorporated herein by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016 filed on June 10, 2016.

10.31	Fifth Amendment to Credit Agreement dated September 1, 2014 by and between CorVel Corporation and Wells Fargo Bank, National Association.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 5, 2014.

10.32	Revolving Line of Credit Note dated September 1, 2014 by CorVel Corporation in favor of Wells Fargo Bank, National Association.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 5, 2014.

10.33*†	Stock option agreement dated November 10, 2014, between the Company and Richard J. Schweppe, providing performance vesting.	Refiled herewith.

10.34*†	Stock option agreement dated November 10, 2014, between the Company and Diane J. Blaha, providing performance vesting.	Refiled herewith.

10.35	Sixth Amendment to Credit Agreement dated September 1, 2015 by and between CorVel Corporation and Wells Fargo Bank, National Association.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 4, 2015.

Exhibit No.	Title	Method of Filing

10.36	Revolving Line of Credit Note dated September 1, 2015 by CorVel Corporation in favor of Wells Fargo Bank, National Association.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 4, 2015.

10.37*†	Stock option agreement dated November 10, 2015, between the Company and Richard J. Schweppe, providing performance vesting.	Refiled herewith.

10.38*†	Stock option agreement dated November 10, 2015, between the Company and Michael G. Combs, providing performance vesting.	Refiled herewith.

10.39*†	Stock option agreement dated November 10, 2015, between the Company and Diane J. Blaha, providing performance vesting.	Refiled herewith.

10.40	Seventh Amendment to Credit Agreement dated September 1, 2016 by and between CorVel Corporation and Wells Fargo Bank, National Association.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 2, 2016.

10.41	Revolving Line of Credit Note dated September 1, 2016 by CorVel Corporation in favor of Wells Fargo Bank, National Association.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 2, 2016.

10.42*†	Stock option agreement dated November 3, 2016 between the Company and Michael G. Combs, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2016 filed on February 3, 2017.

10.43*†	Stock option agreement dated November 3, 2016 between the Company and Diane J. Blaha, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2016 filed on February 3, 2017.

10.44*†	Stock option agreement dated November 3, 2016 between the Company Richard J. Schweppe, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2016 filed on February 3, 2017.

21.1	Subsidiaries of the Company	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm, Haskell & White LLP.	Filed herewith.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

Exhibit No.	Title	Method of Filing

101.0

The following materials from CorVel Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2017 and March 31, 2016; (ii) Consolidated Statements of Income for the fiscal years ended March 31, 2017, 2016 and 2015; (iii) Consolidated Statements of Stockholders' Equity for the fiscal years ended March 31, 2017, 2016 and 2015; (iv) Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2017, 2016 and 2015; and (v) Notes to Consolidated Financial Statements

Furnished herewith.

* - Denotes management contract or compensatory plan or arrangement.

† - Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Securities and Exchange Commission.

(b) Exhibits

The exhibits filed as part of this annual report are listed under Item 15(a)-(3) of this annual report.

(c) Financial Statement Schedule

The Financial Statement Schedule required by Regulation S-X and Item 8 of Form 10-K is listed under Item 15(a)(2) of this annual report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized.

Corvel Corporation

By:	/s/ V. Gordon Clemons
V. Gordon Clemons
Chairman of the Board and Chief Executive Officer

Date: June 9, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ V. Gordon Clemons	Chairman of the Board and Chief	June 9, 2017
V. Gordon Clemons	Executive Officer
(Principal Executive Officer)

/s/ Richard J. Schweppe	Chief Financial Officer (Principal	June 9, 2017
Richard J. Schweppe	Financial and
Principal Accounting Officer)

/s/ Alan R. Hoops	Director	June 9, 2017
Alan R. Hoops

/s/ Steven J. Hamerslag	Director	June 9, 2017
Steven J. Hamerslag

/s/ R. Judd Jessup	Director	June 9, 2017
R. Judd Jessup

/s/ Jean H. Macino	Director	June 9, 2017
Jean H. Macino

/s/ Jeffrey J. Michael	Director	June 9, 2017
Jeffrey J. Michael

SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data for each of the five fiscal years ended March 31, 2017, have been derived from the Company’s audited consolidated financial statements. The following data should be read in conjunction with the Company’s consolidated financial statements, the related notes thereto, and Part II, Item 7 of this annual report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The following amounts are in thousands, except per share data and percentages.

	Fiscal Year Ended March 31,
	2013	2014	2015	2016	2017
Income Statement Data:
Revenues	$429,310	$478,816	$492,625	$503,584	$518,686
Cost of revenues	337,650	370,335	392,656	399,040	413,894
Gross profit	91,660	108,481	99,969	104,544	104,792
General and administrative	47,765	51,974	54,405	58,484	57,243
Income before income taxes	43,895	56,507	45,564	46,060	47,549
Income tax provision	17,165	22,115	16,974	17,535	18,070
Net income	$26,730	$34,392	$28,590	$28,525	$29,479
Net income per share:
Basic	$1.20	$1.63	$1.38	$1.44	$1.52
Diluted	$1.19	$1.61	$1.37	$1.43	$1.51
Shares used in computing net income per share:
Basic	22,256	21,104	20,669	19,826	19,418
Diluted	22,458	21,372	20,890	20,004	19,570
Return on beginning of year equity	24.2%	30.9%	22.6%	22.3%	22.3%
Return on beginning of year assets	15.6%	18.9%	13.3%	13.5%	13.4%

	2013	2014	2015	2016	2017
Balance Sheet Data as of March 31,
Cash and cash equivalents	$19,822	$34,866	$25,516	$32,779	$28,611
Accounts receivable, net	49,105	57,229	57,537	59,747	62,841
Working capital	40,145	49,120	37,959	42,693	38,816
Total assets	182,382	214,481	211,573	220,269	235,383
Retained earnings	301,776	336,168	364,758	393,283	422,762
Treasury stock	(301,301)	(328,480)	(360,278)	(391,803)	(419,802)
Total stockholders’ equity	111,402	126,522	127,923	131,948	138,646

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

The Company disclaims any obligations to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise. Actual future performance, outcomes, and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of these factors include (without limitation) general industry and economic conditions, including a decreasing number of national claims due to a decreasing number of injured workers; cost of capital and capital requirements; existing and  possible litigation and legal liability in the course of operations and the Company’s ability to resolve such litigation; competition from other managed care companies; the ability to expand certain areas of the Company’s business; shifts in customer demands; the ability of the Company to produce market-competitive software; changes in operating expenses including employee wages, benefits, and medical inflation; governmental and public policy changes, including but not limited to legislative and administrative law and rule implementation or change; dependence on key personnel; the continued availability of financing in the amounts and at the terms necessary to support the Company’s future business; the impact of recently issued accounting standards on the Company’s consolidated financial statements; growth in the Company’s sale of TPA services and the other risks identified in Part I, Item 1A of this annual, “Risk Factors”.

Overview

CorVel Corporation is an independent nationwide provider of medical cost containment and managed care services designed to address the escalating medical costs of workers’ compensation benefits, automobile insurance claims, and group health insurance benefits. The Company’s services are provided to insurance companies, TPAs, governmental entities, and self-administered employers to assist them in managing the medical costs and monitoring the quality of care associated with healthcare claims.

Network Solutions Services

The Company’s network solutions services are designed to reduce the price paid by its customers for medical services rendered in workers’ compensation cases, automobile insurance policies, and group health insurance policies. The network solutions services offered by the Company include automated medical fee auditing, preferred provider management and reimbursement services, retrospective utilization review, facility claim review, professional review, pharmacy services, directed care services, Medicare solutions, clearinghouse services, independent medical examinations, and inpatient medical bill review. Network solutions services also includes revenue from the Company’s directed care network (known as CareIQ), including imaging, physical therapy and durable medical equipment.

Patient Management Services

In addition to its network solutions services, the Company offers a range of patient management services, which involve working one-on-one with injured employees and their various healthcare professionals, employers and insurance company adjusters. Patient management services include claims management and all services sold to claims management customers, case management, 24/7 nurse triage, utilization management, vocational rehabilitation, and life care planning.  The services are designed to monitor the medical necessity and appropriateness of healthcare services provided to workers’ compensation and other healthcare claimants and to expedite return to work. The Company offers these services on a stand-alone basis, or as an integrated component of its medical cost containment services.  Patient management services include the processing of claims for self-insured payors with respect to property and casualty insurance.

Organizational Structure

The Company’s management is structured geographically with regional vice-presidents who report to the Chief Executive Officer of the Company during fiscal 2015, 2016 and 2017. Each of these regional vice-presidents is responsible for all services provided by the Company in his or her particular region and responsible for the operating results of the Company in multiple states.

These regional vice presidents have area and district managers who are also responsible for all services provided by the Company in their given area and district.

Business Enterprise Segments

The Company operates in one reportable operating segment, managed care. The Company’s services are delivered to its customers through its local offices in each region and financial information for the Company’s operations follows this service delivery model. All regions provide the Company’s patient management and network solutions services to customers.  Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 280-10, “Segment Reporting”, establishes standards for the way that public business enterprises report information about operating segments in annual and interim consolidated financial statements. The Company’s internal financial reporting is segmented geographically, as discussed above, and managed on a geographic rather than service line basis, with virtually all of the Company’s operating revenue generated within the United States.

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

Seasonality

While we are not directly impacted by seasonal shifts, we are affected by the change in working days in a given quarter.  There are generally fewer working days for our employees to generate revenue in the third fiscal quarter due to employee vacations, inclement weather and holidays.

Summary of Fiscal 2017 Annual Results

The Company had record revenues of $519 million for the fiscal year ended March 31, 2017, an increase of $15 million, or 3%, compared to $504 million for the fiscal year ended March 31, 2016.  This increase was primarily due to growth in TPA services within patient management services and in network solutions services offset by a decrease in case management.

During fiscal 2017, the Company’s gross profit increased to $104.8 million from $104.5 million in fiscal 2016, an increase of $0.2 million, or 0.2%.  This increase was primarily due to cost of revenues increasing at a higher rate than revenues.

During fiscal 2017, the Company’s general and administrative expenses decreased to $57.2 million from $58.5 million in fiscal 2016, a decrease of $1.2 million, or 2.1%.  This decrease was primarily due to a decrease in legal and information technology (“IT”) expenses.

During fiscal 2017, the Company’s operating income increased to $47.5 million from $46.1 million in fiscal 2016, an increase of $1.5 million, or 3.2%.  This increase was primarily due to the decrease in general and administrative expenses.

During fiscal 2017, the Company’s income tax expense increased to $18.1 million from $17.5 million in fiscal 2016, an increase of $0.5 million, or 3.1%.    This increase was primarily due to increase in pre-tax income.

Weighted diluted shares decreased to 19.6 million shares in fiscal 2017 from 20 million shares in fiscal 2016, a decrease of 434,000 shares, or 2.2%. This decrease was primarily due to the repurchase of 745,575 shares of common stock in fiscal 2017.  In February 2017, the Company’s Board of Directors increased the number of shares authorized to be repurchased over the life of its stock repurchase program to 36,000,000 shares.  Since commencing this program in the fall of 1996, the Company has repurchased 34,631,834 shares of its common stock through March 31, 2017, at a cost of $420 million. These repurchases were funded primarily from the Company’s operating cash flows.

Diluted earnings per share increased to $1.51 in fiscal 2017 from $1.43 in fiscal 2016, an increase of $0.08 per share, or 5.6%. This increase was primarily due to a reduction in the number of shares outstanding of 2.2% due to the share repurchases described above.

Results of Operations

The Company derives its revenues from providing patient management and network solutions services to payors of workers’ compensation benefits, automobile insurance claims, and group health insurance benefits. Patient management services include utilization review, medical case management, vocational rehabilitation, and claims processing. Network solutions servicess include fee schedule auditing, hospital bill auditing, independent medical examinations, diagnostic imaging review services and preferred provider referral services.  The percentages of total revenues attributable to patient management and network solutions services for the fiscal years ended March 31, 2015, 2016 and 2017 are listed below.

	2015	2016	2017
Patient management services	54.5%	55.1%	55.6%
Network solutions services	45.5%	44.9%	44.4%
	100.0%	100.0%	100.0%

As noted in the table above, from fiscal 2015 to fiscal 2017, the mix of the Company’s revenues moved 1.1 percentage points from network solutions services to patient management services. This mix shift is primarily due to the Company’s increased focus in the sale of TPA services, which are included within patient management services.  The Company expects to have more growth in the sale of TPA services than in its other services because it is focusing more of its efforts because it believes the opportunities for growth in revenue is better in this area.

The following table shows the consolidated statements of income for the past fiscal years ended March 31, 2015, 2016 and 2017, and the dollar changes, as well as the percentage changes for each fiscal year. The following amounts are in thousands, except per share data and percentages.

	Fiscal 2015	Fiscal 2016	Fiscal 2017	Amount Change from Fiscal 2015 to 2016	Amount Change from Fiscal 2016 to 2017	Percent Change from Fiscal 2015 to 2016	Percent Change from Fiscal 2016 to 2017
Revenues	$492,625	$503,584	$518,686	$10,959	$15,102	2.2%	3.0%
Cost of revenues	392,656	399,040	413,894	6,384	14,854	1.6	3.7
Gross profit	99,969	104,544	104,792	4,575	248	4.6	0.2
General and administrative	54,405	58,484	57,243	4,079	(1,241)	7.5	(2.1)
Income before income taxes	45,564	46,060	47,549	496	1,489	1.1	3.2
Income tax provision	16,974	17,535	18,070	561	535	3.3	3.1
Net income	$28,590	$28,525	$29,479	$(65)	$954	(0.2%)	3.3%
Net income per share:
Basic	$1.38	$1.44	$1.52	$0.06	$0.08	4.3%	5.6%
Diluted	$1.37	$1.43	$1.51	$0.06	$0.08	4.4%	5.6%
Shares used in net income per share:
Basic	20,669	19,826	19,418	(843)	(408)	(4.1%)	(2.1%)
Diluted	20,890	20,004	19,570	(886)	(434)	(4.2%)	(2.2%)

As previously identified in Part I, Item 1A of this annual report, “Risk Factors”, the Company’s ability to maintain or grow revenues is subject to several risks including, but not limited to, changes in government regulations, exposure to litigation and the ability to add or retain customers. Any of these, or a combination of all of them, could have a material and adverse effect on the Company’s results of operations going forward.

The following table sets forth, for the periods indicated, the percentage of revenues represented by certain items reflected in the Company’s consolidated statements of income. The Company’s past operating results are not necessarily indicative of future operating results.  The percentages for the fiscal years ended March 31, 2015, 2016 and 2017 are as follows:

Income Statement Percentages	2015	2016	2017
Revenues	100.0%	100.0%	100.0%
Cost of revenues	79.7%	79.2%	79.8%
Gross profit	20.3%	20.8%	20.2%
General and administrative	11.0%	11.6%	11.0%
Income before income taxes	9.3%	9.2%	9.2%
Income tax provision	3.4%	3.5%	3.5%
Net Income	5.9%	5.7%	5.7%

Revenue

The Company derives its revenues from providing patient management and network solutions services to payors of workers’ compensation benefits, automobile insurance claims, and group health insurance benefits.

Change in Revenue

Fiscal 2017 Compared to Fiscal 2016

Revenues increased to $519 million in fiscal 2017 from $504 million in fiscal 2016, an increase of $15 million, or 3%.  This increase was primarily due to growth in TPA services within patient management due to an increase in customers and in network solutions services.  Patient management services revenues, which include TPA services revenues, increased to $288 million in fiscal 2017 from $277 million in fiscal 2016, an increase of $10.9 million, or 3.9%.  This increase in revenues from TPA services was due to a 12% increase in the number of customers, which contributed to an 11% increase in the total number of claims opened during the fiscal year. Network solutions services revenues increased to $230 million in fiscal 2017 from $226 million in fiscal 2016, an increase of $4.2 million, or 1.8%,

Fiscal 2016 Compared to Fiscal 2015

Revenues increased by 2.2%, to $504 million in fiscal 2016, from $493 million in fiscal 2015, an increase of $11 million. The increase was primarily due to growth in the TPA services within patient management due to an increase in customers. Patient management revenues, which include TPA services, increased by $8.6 million, or 3.2%, from $269 million in fiscal 2015 to $277 million in fiscal 2016. This increase in revenues from TPA services was due to a 7% increase in the number of customers, which contributed to a 7% increase in the total number of claims opened during the fiscal year. Network solutions services revenues increased by $2.3 million, or 1.0%, from $224 million in fiscal 2015 to $226 million in fiscal 2016.

Cost of Revenue

The Company’s cost of revenues consists of direct expenses, costs directly attributable to the generation of revenue, and indirect costs which are incurred to support the operations in the field offices which generate the revenue. Direct expenses primarily include (i) case manager and bill review analysts salaries, along with related payroll taxes and fringe benefits, and (ii) costs associated with independent medical examinations (known as IME), prescription drugs, and MRI providers. Most of the Company’s revenues are generated in offices which provide both patient management services and network solutions services. The largest of the field indirect costs are (i) manager salaries and bonuses, (ii) account executive base pay and commissions, (iii) salaries of administrative and clerical support, field systems personnel and PPO network developers, along with related payroll taxes and fringe benefits, (iv) office rent, and (v) telephone expenses. During fiscal 2016 and 2017, approximately 32% and 35% respectively, of the costs incurred in the field were considered field indirect costs, which support both the patient management services and network solutions services operations of the Company’s field operations.

Change in Cost of Revenue

Fiscal 2017 Compared to Fiscal 2016

The Company’s cost of revenues increased to $414 million in fiscal 2017 from $399 million in fiscal 2016, an increase of $15 million, or 3.7%.  This increase was primarily due to the 3% increase in revenues noted above.  The increase in cost of revenues was also due to an increase in lower margin patient management TPA services due to competitive pricing and a decrease in higher margin bill review services.  Additionally, our direct labor costs increased to $120 million in fiscal 2017 from $113 million in fiscal 2016 due to increased headcount in TPA services.

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

General and Administrative Expense

During fiscal years 2015, 2016, 2017, approximately 61%, 60%, and 59%, respectively, of general and administrative costs consisted of corporate systems costs, which include the corporate systems support, implementation and training, rules engine development, national IT strategy and planning, depreciation of hardware costs in the Company’s corporate offices and backup data center, the Company’s nationwide area network, and other systems related costs. The Company includes all IT-related costs managed by the corporate office in general and administrative whereas the field IT-related costs are included in the cost of revenues.  The remaining general and administrative costs consist of national marketing, national sales support, corporate legal, corporate insurance, human resources, accounting, product management, new business development, and other general corporate expenses.

Change in General and Administrative Expense

Fiscal 2017 Compared to Fiscal 2016

General and administrative expense decreased to $57.2 million in fiscal 2017 from $58.5 million in fiscal 2016, a decrease of $1.3 million, or 2.1%.    Legal expenses decreased $0.6 million and IT expenses decreased $0.4 million in fiscal 2017.

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

Income Tax Provision

Fiscal 2017 Compared to Fiscal 2016

The Company’s income tax expense was $17.5 million for fiscal 2016 and $18.1 million for fiscal 2017. The income tax expense was calculated based on a 38.1% tax rate for fiscal year 2016 and 38% for fiscal year 2017.  The increase of $0.5 million was primarily due to an increase in income before income taxes.  The income tax provision rates were based upon management’s review of the Company’s estimated annual income tax rate, including state taxes. This effective tax rate differed from the statutory federal tax rate of 35% primarily due to state income taxes and certain non-deductible expenses offset by tax credits.

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

Net Income

Fiscal 2017 Compared to Fiscal 2016

The Company’s net income increased to $29.5 million in fiscal 2017 from  $28.5 million in fiscal 2016, an increase of $1 million, or 3.3%.  This increase net income was due to an increase in pretax income, which was primarily due to a decrease in general and administrative expenses, along with a nominal increase in gross profit.

Fiscal 2016 Compared to Fiscal 2015

The Company’s net income for fiscal years 2015 and 2016 were $28.6 million and $28.5 million, respectively, a decrease of $0.1 million. The Company’s net income was relatively unchanged due to an increase in gross profit, which was offset by an increase in general and administrative expense and an increase in the tax rate.

Earnings per Share

Fiscal 2017 Compared to Fiscal 2016

The Company’s diluted earnings per share increased to $1.51 in fiscal 2017 from $1.43 in fiscal 2016,   an increase of $0.08.  This increase was primarily due to a decrease in diluted weighted shares outstanding because of shares repurchased under the Company’s stock repurchase program.

Fiscal 2016 Compared to Fiscal 2015

The Company’s diluted earnings per share for fiscal years 2015 and 2016 were $1.37 and $1.43, respectively, an increase of $0.06. The Company’s earnings per share in fiscal 2016 increased primarily due to a decrease in diluted weighted shares outstanding because of shares repurchased in the Company’s share repurchase program.

Liquidity and Capital Resources

The Company manages its liquidity and financial position in the context of its overall business strategy. The Company continually forecasts and manages its cash, investments, working capital balances and capital structure to meet the short- and long-term obligations of its businesses while seeking to maintain liquidity and financial flexibility. Cash flows generated from operating activities are principally from earnings before non-cash expenses. The risk of decreased operating cash flow from a decline in earnings is partially mitigated by the diversity of the Company’s services, geographies and customers, and the Company has had virtually no interest-bearing debt for the past 26 years.

The Company has historically funded its operations and capital expenditures primarily from cash flow from operations, and to a lesser extent, stock option exercises.   The Company’s net accounts receivables have averaged 43 days of average sales for the fiscal years ended March 31, 2015, 2016 and 2017.  The Company expects days sales outstanding (known as DSO) to remain in the low to mid 40-day range.  Property, net of accumulated depreciation, has historically averaged approximately 11% or less of annual revenue and has increased to 12% in fiscal 2017 due to $5 million in purchases of servers that will be deployed in fiscal 2018.   The Company’s historical profit margins and historical ratio of investments in assets used in the business has allowed the Company to generate sufficient cash flow to repurchase $420 million of its common stock during the past 20 fiscal years, on inception-to-date net earnings of $423 million. The Company repurchases shares during periods of excess liquidity, which has occurred in all 26 years that the Company has been public.  Should the Company have lower income or cash flows, it could reduce or eliminate repurchases under the stock repurchase program until earnings and cash flow improved.  Working capital decreased to $39 million in fiscal 2017 from $43 million in fiscal 2016.  This decrease was due to the above mentioned purchases of servers that reduced cash.

The Company believes that cash from operations and funds from exercises of stock options granted to employees are adequate to fund existing obligations, repurchase shares of the Company’s common stock under its stock repurchase program, introduce new services, and continue to develop healthcare-related businesses for at least the next twelve months. The Company regularly evaluates cash requirements for current operations, commitments, and for capital acquisitions and other strategic transactions. The Company may elect to raise additional funds for these purposes, through equity or debt financings or otherwise, as appropriate. However, additional equity or debt financing may not be available when needed, on terms favorable to us or at all.

As of March 31, 2017, the Company had $28.6 million in cash and cash equivalents, invested primarily in short-term, interest-bearing, highly-liquid, investment-grade securities with maturities of 90 days or less.

In September 2016, the Company renewed a line of credit agreement.  The line is with a financial institution to provide a revolving credit facility with borrowing capacity of up to $10 million. Borrowings under this agreement, as amended, bear interest, at the Company’s option, at a fixed LIBOR-based rate plus 1.50% or at a fluctuating rate determined by the financial institution to be 1.50% above the daily one-month LIBOR rate. The loan covenants require the Company to maintain a current assets to liabilities ratio of at least 1.25:1, debt to tangible net worth ratio not greater than 1.25:1 and to have positive net income.  There were no outstanding revolving loans as of March 31, 2017, but letters of credit in the aggregate amount of $4.5 million have been issued separate from the line of credit, and therefore do not reduce the amount of borrowings available under the revolving credit facility. The credit agreement expires in September 2017.

The Company believes that the cash balance at March 31, 2017, along with anticipated internally-generated funds, and the credit facility will be sufficient to meet the Company’s expected cash requirements for at least the next twelve months.

Operating Cash Flows

Fiscal 2017 Compared to Fiscal 2016

Net cash provided by operating activities increase to $52.1 million in fiscal 2017 from $51.3 million in fiscal 2016, an increase of $0.8 million.  This amount is relatively unchanged over prior year.

Fiscal 2016 Compared to Fiscal 2015

Net cash provided by operating activities was $44 million in fiscal 2015 and $51 million in fiscal 2016. This increase was primarily due to the fact that in the prior year, the Company had a higher prepaid tax balance than the current year. During fiscal 2016, the Company’s prepaid tax is closer to the actual tax liability as compared to fiscal 2015.

Investing Activities

Fiscal 2017 Compared to Fiscal 2016

Net cash flow used in investing activities increased to $31 million in fiscal 2017 from $17 million in fiscal 2016, an increase of $14 million.   This increase was due to an increase in property additions during fiscal 2017.  The increase in net cash flow used in investing activities was also due to the above-mentioned purchase of $5 million of servers.  Additionally, the Company purchased $5 million in software licenses as part of a multiple-year purchase agreement.  The Company expects property additions in fiscal 2018 to approximate spending in years prior to fiscal 2017.

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

Financing Activities

Fiscal 2017 Compared to Fiscal 2016

Net cash flow used in financing activities decreased to $25 million in fiscal 2017 from $27 million in fiscal 2016, a decrease of $2 million.  During fiscal 2017, the Company spent $28 million to repurchase 745,575 shares of its common stock (at an average price of $37.55 per share).  During fiscal 2016, the Company spent $31.5 million to repurchase 893,771 shares of its common stock (at an average price of $35.27 per share).

If the Company continues to generate cash flow from operating activities, the Company may continue to repurchase shares of its common stock on the open market, if authorized by the Company’s Board of Directors, or seek to identify other businesses to acquire.  In February 2017, the Board of Directors increased the number of shares authorized to be repurchased over the life of the stock repurchase program by an additional 1,000,000 shares to 36,000,000 shares.  The Company has historically used cash provided by operating activities and from the exercise of stock options to repurchase stock.  The Company expects that it may use some of the cash on the balance sheet at March 31, 2017 to repurchase additional shares of its common stock in the future.

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

Contractual Obligations

The following table sets forth our contractual obligations at March 31, 2017, which are primarily future minimum lease payments due under non-cancelable operating leases:

		For the Fiscal Years Ended March 31st, Within:
	Total	Less than one year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$51,129,000	$13,677,000	$19,305,000	$12,903,000	$5,244,000
Uncertain tax positions	1,884,000	1,884,000	—	—	—
Software license	3,492,000	1,746,000	1,746,000	—	—
Total	$56,505,000	$17,307,000	$21,051,000	$12,903,000	$5,244,000

Litigation. The Company is involved in litigation arising in the ordinary course of business. Management believes that resolution of these matters will not result in any payment that, in the aggregate, would be material to the financial position or results of operations of the Company.

Inflation. The Company experiences pricing pressures in the form of competitive prices. The Company is also impacted by rising costs for certain inflation-sensitive operating expenses such as labor, employee benefits, and facility leases.  However, the Company generally does not believe these impacts are material to its revenues or net income.

Off-Balance Sheet Arrangements

The Company is not a party to off-balance sheet arrangements as defined by the SEC. However, from time to time the Company enters into certain types of contracts that contingently require the Company to indemnify parties against third-party claims. The contracts primarily relate to: (i) certain contracts to perform services, under which the Company may provide customary indemnification for the purchases of such services, (ii) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises, and (iii) certain agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of certain actions taken by such persons, acting in their respective capacities within the Company.

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

The following is not intended to be a comprehensive list of our accounting policies. The Company’s significant accounting policies are more fully described in Note A, “Basis of Presentation and Summary of Significant Accounting Policies” in the notes to our consolidated financial statements. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America (“GAAP”), with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting an available alternative would not produce a materially different result.

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

Management evaluates agreements with customers in accordance with the provision of the revenue recognition topic that addresses multiple-deliverable revenue arrangements. The multiple elements arrangements consist of bundled managed care which included various units of accounting such as network solutions services and patient management services (which includes claims administration). Such elements are considered separate units of accounting as each element has value to the customer on a stand-alone basis. The selling price for each unit of accounting is determined using the contract price and management estimates. When the Company’s customers purchase several products, the pricing of the products sold is generally the same as if the products were sold on an individual basis. Revenue is recognized as the work is performed in accordance with the Company’s customer contracts. Based upon the nature of the Company’s products, bundled managed care elements are generally delivered in the same accounting period. The Company recognizes revenue for patient management claims administration services over the life of the customer contract. The Company estimates, based upon prior experience in managing claims, the deferral amount from when the claim is received to when the customer contract expires.

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

The Company must make significant judgments and estimates in determining contractual and bad debt allowances in any accounting period. One significant uncertainty inherent in the Company’s analysis is whether its past experience will be indicative of future periods. Although the Company considers future projections when estimating contractual and bad debt allowances, the Company ultimately makes its decisions based on the best information available to it at the time the decision is made. Adverse changes in general economic conditions or trends in reimbursement amounts for the Company’s services could affect the Company’s contractual and bad debt allowance estimates, collection of accounts receivable, cash flows, and results of operations. No one customer accounted for 10% or more of accounts receivable at March 31, 2016 and 2017.

Goodwill and Long-Lived Assets:  Goodwill arising from business combinations represents the excess of the purchase price over the estimated fair value of the net assets of the acquired business. Pursuant to ASC 350-10 through ASC 350-30, “Goodwill and Other Intangible Assets,” goodwill is tested annually for impairment or more frequently if circumstances indicate the potential for impairment. Also, management tests for impairment of its amortizable intangible assets and long-lived assets annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The impairment test is conducted at the company level.  The measurement of fair value is based on an evaluation of market capitalization and is further tested using a multiple of earnings approach. In projecting the Company’s cash flows, management considers industry growth rates and trends and cost structure changes. Based on the Company’s tests and reviews, no impairment of its goodwill, intangible assets, or other long-lived assets existed at March 31, 2017.  However, future events or changes in current circumstances could affect the recoverability of the carrying value of goodwill and long-lived assets. Should an asset be deemed impaired, an impairment loss would be recognized to the extent the carrying value of the asset exceeded its estimated fair market value.

Accrual for Self-insurance Costs: The Company accrues for the group medical costs and workers’ compensation costs of its employees based on claims filed and an estimate of claims incurred but not reported as of each balance sheet date. The Company purchases stop loss insurance for large claims.  The Company determines its estimated self-insurance reserves based upon historical trends along with outstanding claims information provided by its claims paying agents.  However, it is possible that recorded accruals may not be adequate to cover the future payment of claims. Adjustments, if any, to estimated accruals resulting from ultimate claim payments will be reflected in earnings during the periods in which such adjustments are determined. The Company’s self-insured liabilities contain uncertainties because management is required to make assumptions and to judgments to estimate the ultimate cost to settle reported claims and claims incurred but not reported at the balance sheet date.

The Company does not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to calculate its self-insured liabilities. However, if actual results are not consistent with these estimates or assumptions, the Company may be exposed to losses or gains that could be material.

Accounting for Income Taxes: The Company records a tax provision for the anticipated tax consequences of its reported results of operations. The provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently-enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. The Company records a valuation allowance, if necessary, to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

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

Legal and Other Contingencies:  As discussed in Part I, Item 3 of this annual report, “Legal Proceedings” and in Note I, “Contingencies and Legal Proceedings” in the notes to our consolidated financial statements, the Company is subject to various legal proceedings and claims that arise in the ordinary course of business. The Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. There is significant judgment required in both the probability determination and as to whether an exposure can be reasonably estimated.  The outcome of legal proceedings and claims brought against the Company is subject to significant uncertainty.

Share-Based Compensation: The Company accounts for share-based compensation in accordance with the provisions of ASC Topic 718 “Compensation – Stock Compensation”.  Under ASC 718, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).   For the fiscal year ended March 31, 2017, the Company recorded share-based compensation expense of $2,432,000.  Share-based compensation expense recognized in fiscal 2017 is based on awards ultimately expected to vest. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  We have elected to early adopt ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting”, as of March 31, 2017.  As a result, during the fourth quarter, we reclassified the fiscal 2017 excess tax benefit of $0.5 million from additional paid in capital into the income tax provision line.  We have also reclassified the excess tax benefits from the stock-based compensation from financing activities into operating activities in the statement of cash flows for the year ended March 31, 2017.  We applied this change in presentation prospectively and prior years have not been adjusted.

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s term, and the Company’s expected annual dividend yield. The Company’s management believes that this valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in fiscal 2017.  Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

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

Recently Issued Accounting Standards

On May 28, 2014, the FASB issued ASU 2014-09 regarding ASC Topic 606, “Revenue from Contracts with Customers”. This standard provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB approved a one-year delay of the effective date of this new revenue recognition standard. The guidance will now be effective for our fiscal year beginning April 1, 2018. We are currently evaluating the accounting, transition and disclosure requirements of the standard, and based on the analyses we have completed thus far, we anticipate it will not have a significant impact on our consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01 regarding Subtopic 825-10, “Financials Instruments — Overall: Recognition and Measurements of Financial Assets and Financial Liabilities”. The standard addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. It requires that most equity investments be measured at fair value, with subsequent changes in fair value recognized in net income. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. We are currently evaluating the accounting, transition, and disclosure requirements of the standard and cannot currently estimate the impact of adoption on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases”, which sets out the principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for using an approach that is similar to the existing guidance for operating leases. The standard is effective April 1, 2019, with early adoption permitted. The standard is to be applied using a modified retrospective transition method. We are currently evaluating the impact of adoption on our consolidated financial position, results of operations, and cash flows.

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting”, which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification on the statement of cash flows. For public companies, the new guidance became effective for annual reporting periods, and interim periods within those periods, beginning after December 15, 2016. We have elected to early adopt this standard as of March 31, 2017.  As a result, during the fourth quarter, we reclassified the fiscal 2017 excess tax benefit of $0.5 million from additional paid in capital into the income tax provision line.  We have also reclassified the excess tax benefits from the stock-based compensation from financing activities into operating activities in the statement of cash flows for the year ended March 31, 2017.  We applied this change in presentation prospectively and prior years have not been adjusted.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows”, which reduces diversity in the practice of how certain transactions are classified in the statement of cash flows.  The new guidance is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted. The adoption of this guidance will not have a material impact on our consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of CorVel Corporation:

We have audited the accompanying consolidated balance sheets of CorVel Corporation (the “Company”) as of March 31, 2016 and 2017, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years ended March 31, 2015, 2016 and 2017.  In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule for each of the years ended March 31, 2015, 2016 and 2017. We also have audited the Company’s internal control over financial reporting as of March 31, 2017, based on criteria established in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO”). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2016 and 2017, and the consolidated results of its operations and its cash flows for each of the years ended March 31, 2015, 2016 and 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule for each of the years ended March 31, 2015, 2016 and 2017, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2017, based on criteria established in the Internal Control — Integrated Framework (2013) issued by the COSO.

/s/ HASKELL & WHITE LLP

Irvine, California

June 9, 2017

CORVEL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Years Ended March 31,
	2015	2016	2017
Revenues	$492,625,000	$503,584,000	$518,686,000
Cost of revenues	392,656,000	399,040,000	413,894,000
Gross profit	99,969,000	104,544,000	104,792,000
General and administrative	54,405,000	58,484,000	57,243,000
Income before income taxes	45,564,000	46,060,000	47,549,000
Income tax provision	16,974,000	17,535,000	18,070,000
Net income	$28,590,000	$28,525,000	$29,479,000
Net income per share:
Basic	$1.38	$1.44	1.52
Diluted	$1.37	$1.43	1.51
Weighted average shares outstanding:
Basic	20,669,000	19,826,000	19,418,000
Diluted	20,890,000	20,004,000	19,570,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,
	2016	2017
ASSETS
Current Assets
Cash and cash equivalents	$32,779,000	$28,611,000
Customer deposits	25,649,000	32,471,000
Accounts receivable (less allowance for doubtful accounts of $1,821,000 at March 31, 2016 and $3,001,000 at March 31, 2017)	59,747,000	62,841,000
Prepaid expenses and taxes	4,933,000	4,944,000
Total current assets	123,108,000	128,867,000
Property and equipment, net	53,268,000	63,042,000
Goodwill	36,814,000	36,814,000
Other intangible assets, net	4,287,000	3,851,000
Other assets	2,792,000	2,809,000
Total assets	$220,269,000	$235,383,000
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts and taxes payable	$13,233,000	$16,583,000
Accrued liabilities	67,182,000	73,468,000
Total current liabilities	80,415,000	90,051,000
Deferred income taxes	7,906,000	6,686,000
Total liabilities	88,321,000	96,737,000
Commitments and contingencies (Notes E, F, H, I, J and L)
Stockholders' Equity
Common stock, $.0001 par value: 120,000,000 shares authorized at March 31, 2016 and 2017; 53,448,672 shares issued (19,562,413 shares outstanding, net of treasury shares) and 53,569,067 shares issued (18,937,233 shares outstanding, net of treasury shares) at March 31, 2016 and March 31, 2017, respectively	3,000	3,000
Paid-in-capital	130,465,000	135,683,000
Treasury Stock, at cost (33,886,259 and 34,631,834 shares at March 31, 2016 and 2017, respectively)	(391,803,000)	(419,802,000)
Retained earnings	393,283,000	422,762,000
Total stockholders' equity	131,948,000	138,646,000
	$220,269,000	$235,383,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Fiscal Years Ended March 31, 2015, 2016 and 2017

	Common Shares	Stock Amount	Paid-in-Capital	Treasury Shares	Treasury Stock	Retained Earnings	Total Stockholders' Equity
Balance – March 31, 2014	53,126,866	$3,000	$118,831,000	(32,147,474)	$(328,480,000)	$336,168,000	$126,522,000
Stock issued under employee stock purchase plan	12,299	—	400,000	—	—	—	400,000
Stock issued under stock option plan, net of shares repurchased	103,992	—	1,603,000	—	—	—	1,603,000
Stock-based compensation expense	—	—	2,209,000	—	—	—	2,209,000
Income tax benefits from stock option exercises	—	—	397,000	—	—	—	397,000
Purchase of treasury stock	—	—	—	(845,014)	(31,798,000)	—	(31,798,000)
Net income	—	—	—	—	—	28,590,000	28,590,000
Balance – March 31, 2015	53,243,157	3,000	123,440,000	(32,992,488)	(360,278,000)	364,758,000	127,923,000
Stock issued under employee stock purchase plan	10,975	—	371,000	—	—	—	371,000
Stock issued under stock option plan, net of shares repurchased	194,540	—	3,749,000	—	—	—	3,749,000
Stock-based compensation expense	—	—	2,192,000	—	—	—	2,192,000
Income tax benefits from stock option exercises	—	—	713,000	—	—	—	713,000
Purchase of treasury stock	—	—	—	(893,771)	(31,525,000)	—	(31,525,000)
Net income	—	—	—	—	—	28,525,000	28,525,000
Balance – March 31, 2016	53,448,672	3,000	130,465,000	(33,886,259)	(391,803,000)	393,283,000	131,948,000
Stock issued under employee stock purchase plan	10,596	—	419,000	—	—	—	419,000
Stock issued under stock option plan, net of shares repurchased	109,799	—	2,367,000	—	—	—	2,367,000
Stock-based compensation expense	—	—	2,432,000	—	—	—	2,432,000
Purchase of treasury stock	—	—	—	(745,575)	(27,999,000)	—	(27,999,000)
Net income	—	—	—	—	—	29,479,000	29,479,000
Balance – March 31, 2017	53,569,067	$3,000	135,683,000	(34,631,834)	(419,802,000)	422,762,000	138,646,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended March 31,
	2015	2016	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$28,590,000	$28,525,000	$29,479,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,995,000	19,952,000	20,948,000
Loss on write down or disposal of property or capitalized software	285,000	286,000	733,000
Stock-based compensation expense	2,209,000	2,192,000	2,432,000
Provision for doubtful accounts	1,730,000	1,357,000	2,335,000
Provision for deferred income taxes	304,000	(1,656,000)	(1,220,000)
Changes in operating assets and liabilities:
Accounts receivable	(2,038,000)	(3,567,000)	(5,429,000)
Customer deposits	(1,176,000)	(8,331,000)	(6,822,000)
Prepaid expenses and taxes	(5,813,000)	6,742,000	(11,000)
Other assets	(18,000)	(516,000)	(29,000)
Accounts and taxes payable	(2,695,000)	(2,537,000)	3,350,000
Accrued liabilities	4,943,000	8,864,000	6,286,000
Net cash provided by operating activities	44,316,000	51,311,000	52,052,000
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in private equity	(1,400,000)	(600,000)	34,000
Purchases of property and equipment	(22,868,000)	(16,756,000)	(31,041,000)
Net cash used in investing activities	(24,268,000)	(17,356,000)	(31,007,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of employee stock purchase options	400,000	371,000	419,000
Exercise of common stock options	1,603,000	3,749,000	2,367,000
Tax benefits from stock options	397,000	713,000	—
Purchase of treasury stock	(31,798,000)	(31,525,000)	(27,999,000)
Net cash used in financing activities	(29,398,000)	(26,692,000)	(25,213,000)
Net increase (decrease) in cash and cash equivalents	(9,350,000)	7,263,000	(4,168,000)
Cash and cash equivalents at beginning of year	34,866,000	25,516,000	32,779,000
CASH AND CASH EQUIVALENTS AT END OF YEAR	$25,516,000	$32,779,000	$28,611,000
Supplemental cash flow information
Income taxes paid	$19,528,000	$13,589,000	$18,321,000
Accrual of software license purchase	$—	$3,249,000	$3,492,000
Tenant improvement allowance	$3,100,000	$—	$1,224,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended March 31, 2015, 2016 and 2017

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

The Company evaluated all subsequent events and transactions through the date of this filing.  During the period subsequent to March 31, 2017, through the date of filing this annual report, the Company repurchased 204,255 shares of common stock for $9.1 million or an average of $44.44 per share.  These shares were repurchased under the Company’s ongoing stock repurchase program described in Note G.

Basis of Presentation:  The consolidated financial statements include the accounts of CorVel and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.  Certain prior year amounts have been reclassified to conform to fiscal 2017 presentation.  These changes had no impact on previously-reported results of operations or shareholders’ equity.

Use of Estimates:  The preparation of financial statements in compliance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements. Actual results could differ from those estimates.  Significant estimates include the values assigned to intangible assets, capitalized software development, the allowance for doubtful accounts, accrual for income taxes, share-based payments related to performance-based awards, loss contingencies, estimated claims for claims administration revenue recognition, estimates used in stock options valuations, and accrual for self-insurance reserves.

Cash and Cash Equivalents:  Cash and cash equivalents consist of short-term, interest-bearing highly-liquid investment-grade securities with maturities of 90 days or less when purchased. The carrying amounts of the Company’s financial instruments approximate their fair values at March 31, 2016 and 2017 due to the short-term nature of those instruments.  Customer deposits represent cash that is expected to be returned or applied towards payment within one year through the Company’s provider reimbursement services.

Fair Value of Financial Instruments: The Company applies ASC 820, “Fair Value Measurements and Disclosures,” which defines fair value, establishes a framework for measuring fair value, and provides for disclosures about fair value measurements,  with respect to fair value measurements of (i) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s consolidated financial statements on a recurring basis (at least annually) and (ii) all financial assets and liabilities. ASC 820 prioritizes the inputs used in measuring fair value into the following hierarchy:

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

The carrying amount of the Company’s financial instruments (i.e. cash, accounts receivable, accounts payable, etc.) are all Level 1, and  the Company approximates their fair values at March 31, 2016 and 2017 due to the short-term nature of those instruments.  The Company has no Level 2 or Level 3 assets.

Investment in Private Equity: The Company has made an investment of $2,250,000 into a private equity limited partnership that invests in start-up companies primarily in the data analytics industry.   The Company accounts for the investment using the cost method and will periodically review the investment for possible impairment.  There was no impairment on the investment for the year ended March 31, 2016.  The Company recorded a reduction to the investment of $284,000 for the year ended March 31, 2017.  The investment is recorded in other assets on the accompanying consolidated balance sheets.  In accordance with ASC 825-10-50-16 through 50-19, it is not practicable to estimate the fair value of the investment due to the fact that the investment is in a diversified portfolio of companies whose shares are not traded on the open market.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended March 31, 2015, 2016, and 2017

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

Management evaluates agreements with customers in accordance with the provision of the revenue recognition topic that addresses multiple-deliverable revenue arrangements. The multiple element arrangements consist of bundled managed care services, which include various units of accounting such as network solutions and patient management services (which includes claims administration). Such elements are considered separate units of accounting due to each element having value to the customer on a stand-alone basis. The selling price for each unit of accounting is determined using the contract price and management estimates. When the Company’s customers purchase several products, the pricing of the products sold is generally the same as if the products were sold on an individual basis. Revenue is recognized as the work is performed in accordance with the Company’s customer contracts. Based upon the nature of the Company’s products, bundled managed care elements are generally delivered in the same accounting period. The Company recognizes revenue for patient management claims administration services over the life of the customer contract. The Company estimates, based upon prior experience in managing claims, the deferral amount from when the claim is received to when the customer contract expires.

Accounts Receivable:  The majority of the Company’s accounts receivable are due from companies in the property and casualty insurance industries, self-insured employers and governmental entities.   Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are generally due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Those accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable against the reserve when they become uncollectible. Accounts receivable includes $12,066,000, and $14,579,000 of unbilled receivables at March 31, 2016 and 2017, respectively.  Unbilled receivables represent the revenue for the work performed which has not yet been invoiced to the customer.  Unbilled receivables are generally invoiced within the following three months.

Concentrations of Credit Risk:  Substantially all of the Company’s customers are payors of workers’ compensation benefits and property and casualty insurance, which include insurance companies, third party administrators, self-insured employers and government entities.  Receivables are generally due within 30 days. Credit losses relating to customers in the workers’ compensation insurance industry consistently have been within management’s expectations.  Virtually all of the Company’s cash is invested at financial institutions in amounts which exceed the FDIC insurance levels. No customer accounted for 10% or more of revenue for either fiscal 2015, 2016 or 2017.  No customer accounted for 10% or more of accounts receivable at either March 31, 2016 or 2017.

Property and Equipment:  Additions to property and equipment are recorded at cost.   The Company provides for depreciation on property and equipment using the straight-line method by charges to operations in amounts that allocate the cost of depreciable assets over their estimated lives as follows:

Asset Classification	Estimated Useful Life
Leasehold Improvements	Shorter of 5 years or the life of lease
Furniture and Equipment	5 to 7 years
Computer Hardware	2 to 5 years
Computer Software	3 to 5 years

The Company accounts for internally-developed software costs in accordance with ASC 350-40, “Internal Use Software”.  Capitalized software development costs, intended for internal use, totaled $25,140,000 (net of $69,644,000 in accumulated amortization) and $25,721,000 (net of $78,952,000 in accumulated amortization), as of March 31, 2016 and 2017, respectively. These costs are included in computer software in property and equipment and are amortized over a period of five years.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended March 31, 2015, 2016, and 2017

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

Goodwill and Long-Lived Assets:  The Company accounts for its business combinations in accordance with the FASB ASC 805-10 through ASC 805-50, “Business Combinations,” which (i) requires that the purchase method of accounting be applied to all business combinations and (ii) addresses the criteria for initial recognition of intangible assets and goodwill. In accordance with FASB ASC 350-10 through ASC 350-30, goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment annually, or more frequently if circumstances indicate the possibility of impairment. If the carrying value of goodwill or an intangible asset exceeds its fair value, an impairment loss will be recognized. Based on the Company’s tests and reviews, no impairment of its goodwill, intangible assets or other long-lived assets existed at March 31, 2017.  However, future events or changes in current circumstances could affect the recoverability of the carrying value of goodwill and long-lived assets. Should an asset be deemed impaired, an impairment loss would be recognized to the extent the carrying value of the asset exceeded its estimated fair value.  Goodwill amounted to $36,814,000 (net of accumulated amortization of $2,069,000) at March 31, 2016 and at March 31, 2017.

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

Share-Based Compensation: The Company accounts for share-based compensation in accordance with the provisions of ASC Topic 718 “Compensation – Stock Compensation”.  Under ASC 718, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).  The Company has elected to early adopt ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting” as of March 31, 2017.  As a result, during the fourth quarter, the Company reclassified the fiscal 2017 excess tax benefit of $0.5 million from additional paid in capital into the income tax provision line.  The Company has also reclassified the excess tax benefits from the stock-based compensation from financing activities into operating activities in the statement of cash flows for the year ended March 31, 2017.  The Company applied this change in presentation prospectively and prior years have not been adjusted.

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

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended March 31, 2015, 2016, and 2017

The difference between the basic shares and the diluted shares for each of the fiscal years ended March 31, 2015, 2016 and 2017 is as follows:

	Fiscal 2015	Fiscal 2016	Fiscal 2017
Basic weighted shares	20,669,000	19,826,000	19,418,000
Treasury stock impact of stock options	221,000	178,000	152,000
Diluted weighted shares	20,890,000	20,004,000	19,570,000

Recently Issued Accounting Standards

On May 28, 2014, the FASB issued ASU 2014-09 regarding ASC Topic 606, “Revenue from Contracts with Customers”. This standard provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB approved a one-year delay of the effective date of this new revenue recognition standard. The guidance will now be effective for our fiscal year beginning April 1, 2018. We are currently evaluating the accounting, transition and disclosure requirements of the standard and based on the analyses we have completed thus far, we anticipate it will not have a significant impact on our consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01 regarding Subtopic 825-10, “Financials Instruments — Overall: Recognition and Measurements of Financial Assets and Financial Liabilities”. The standard addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. It requires that most equity investments be measured at fair value, with subsequent changes in fair value recognized in net income. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. We are currently evaluating the accounting, transition, and disclosure requirements of the standard and cannot currently estimate the impact of adoption on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases”, which sets out the principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for using an approach that is similar to the existing guidance for operating leases.  The standard is effective April 1, 2019, with early adoption permitted. The standard is to be applied using a modified retrospective transition method. We are currently evaluating the impact of adoption on our consolidated financial position, results of operations, and cash flows.

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting”, which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification on the statement of cash flows. For public companies, the new guidance became effective for annual reporting periods.  And interim periods within those periods, beginning after December 15, 2016. We have elected to early adopt this standard as of March 31, 2017.  As a result, during the fourth quarter, we reclassified the fiscal 2017 excess tax benefit of $0.5 million from additional paid in capital into the income tax provision line.  We have also reclassified the excess tax benefits from the stock-based compensation from financing activities into operating activities in the statement of cash flows for the year ended March 31, 2017.  We applied this change in presentation prospectively and prior years have not been adjusted.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows”, which reduces diversity in the practice of how certain transactions are classified in the statement of cash flows.  The new guidance is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted. The adoption of this guidance will not have a material impact on our consolidated financial statements.

Note B — Stock Options and Stock-Based Compensation

Under the Company’s Restated Omnibus Incentive Plan (formerly the Restated 1988 Executive Stock Option Plan) (“the Plan”) as in effect at March 31, 2017, options exercisable for up to 19,365,000 shares of the Company’s common stock may be granted over the life of the Plan to key employees, non-employee directors, and consultants at exercise prices not less than the fair market value of

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended March 31, 2015, 2016, and 2017

the stock on the date of grant. Options granted under the Plan are non-statutory stock options and generally vest 25% one year from the date of grant, with the remaining 75% vesting ratably each month for the next 36 months. The options granted to employees and the Company’s Board of Directors expire at the end of five years and ten years from date of grant, respectively.  All options granted in fiscal 2016 and 2017 were granted with an exercise price equal to the fair value of the Company’s common stock on the grant date and are non-statutory stock options.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model with the assumptions included in the table below. The Company uses historical data, among other factors, to estimate the expected volatility, the expected dividend yield, the expected forfeiture rate and the expected option life. Upon adoption of ASU No. 2016-09, the Company will account for forfeitures as they occur, rather than estimate expected forfeitures.  As a result, during the fourth quarter, we reclassified the fiscal 2017 excess tax benefit of $0.5 million from additional paid in capital into the income tax provision line.  The risk-free rate is based on the interest rate paid on a U.S. Treasury issue with a term similar to the estimated life of the option.

The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for the fiscal years ended March 31, 2015, 2016 and 2017:

	Fiscal 2015	Fiscal 2016	Fiscal 2017
Expected volatility	45%	43%	41%
Risk free interest rate	1.3% to 1.7%	1.25% to 1.65%	1.03% to 1.92%
Dividend yield	0.0%	0.0%	0.0%
Weighted average option life	4.4 to 4.5 years	4.4 to 4.5 years	4.4 to 4.5 years

For the fiscal years ended March 31, 2015, 2016 and 2017, the Company recorded share-based compensation expense of $2,209,000, $2,192,000, and $2,432,000, respectively. The table below shows the amounts recognized in the financial statements for the fiscal years ended March 31, 2015, 2016 and 2017.

	Fiscal 2015	Fiscal 2016	Fiscal 2017
Cost of revenue	$1,021,000	$1,288,000	$1,507,000
General and administrative	1,188,000	904,000	925,000
Total cost of stock-based compensation included in income before income tax	2,209,000	2,192,000	2,432,000
Amount of income tax benefit recognized	862,000	852,000	946,000
Amount charged to net income	$1,347,000	$1,340,000	$1,486,000
Effect on basic earnings per share	$0.07	$0.07	$0.08
Effect on diluted earnings per share	$0.06	$0.07	$0.08

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended March 31, 2015, 2016, and 2017

All options granted in the fiscal years ended March 31, 2015, 2016 and 2017 were granted at fair value and are non-statutory stock options.  The following table summarizes information for all stock options for the fiscal years March 31, 2015, 2016 and 2017:

	Fiscal 2015	Fiscal 2016	Fiscal 2017
Options outstanding – beginning of the year	1,115,984	1,163,179	1,115,465
Options granted	241,625	276,275	267,950
Options exercised	(111,758)	(200,753)	(115,592)
Options cancelled/forfeited	(82,672)	(123,236)	(123,895)
Options outstanding – end of year	1,163,179	1,115,465	1,143,928
During the year, weighted average exercise price of:
Options granted	$37.64	$35.51	$37.13
Options exercised	$17.27	$19.75	$22.74
Options cancelled/forfeited	$32.31	$33.44	$36.90
At the end of the year:
Price range of outstanding options	$7.78-$45.55	$9.05-$45.55	$12.71-$45.73
Weighted average exercise price per share	$27.65	$30.36	$32.02
Options available for future grants	800,342	650,345	505,493
Exercisable options	559,168	529,691	585,424

The following table summarizes the status of stock options outstanding and exercisable at March 31, 2017:

Range of Exercise Prices	Number of Outstanding Options	Weighted Average Remaining Contractual Life	Outstanding Options – Weighted Average Exercise Price	Exercisable Options – Number of Exercisable Options	Exercisable Options – Weighted Average Exercise Price
$12.71 to $23.10	324,027	2.06	$20.39	317,225	$20.33
$23.11 to $34.77	320,585	3.67	31.47	120,078	29.62
$34.78 to $40.57	293,728	3.39	36.64	75,579	38.39
$40.58 to $45.73	205,588	3.58	44.61	72,542	45.04
Total	1,143,928	3.12	$32.02	585,424	$27.63

The following table summarizes the status of all outstanding options at March 31, 2017, and changes during the fiscal year then ended:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value as of March 31, 2017
Options outstanding, March 31, 2016	1,115,465	$30.36
Granted	267,950	37.13
Exercised	(115,592)	22.74
Cancelled – forfeited	(119,711)	36.89
Cancelled – expired	(4,184)	36.97
Options outstanding, March 31, 2017	1,143,928	$32.02	3.12	$13,380,609
Options vested and expected to vest	1,007,484	$31.58	2.98	$12,235,839
Ending exercisable	585,424	$27.63	2.23	$9,405,917

The weighted average fair value of options granted during fiscal 2015, 2016 and 2017 was $15.00, $13.68, and $13.38, respectively.  The total intrinsic value of options exercised during fiscal years 2015, 2016 and 2017 was $2,455,000, $3,581,000, and $2,620,000 respectively.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended March 31, 2015, 2016, and 2017

Included in the above-noted stock option grants and stock compensation expense are performance-based stock options which vest only upon the Company’s achievement of certain earnings per share targets on a calendar year basis, as determined by the Company’s Board of Directors. These options were valued in the same manner as the time-based options. However, the Company only recognizes stock compensation expense to the extent that the targets are determined to be probable of being achieved, which triggers the vesting of the performance options.   During the fiscal years ended March 31, 2015, 2016 and 2017, the Company recognized stock compensation expense for performance-based options in the amount of $211,000, $28,000, and $49,000, respectively.

The Company received $1,603,000, $3,749,000, and $2,367,000 of cash receipts from the exercise of stock options during fiscal 2015, 2016 and 2017, respectively.  As of March 31, 2017, $4,048,000 of total unrecognized compensation costs related to stock options is expected to be recognized over a weighted average period of 3 years.

Note C — Property and Equipment

Property and equipment, net consisted of the following at March 31, 2016 and 2017:

	2016	2017
Computer software	$114,883,000	$130,641,000
Office equipment and computers	60,061,000	65,246,000
Leasehold improvements	9,060,000	10,893,000
	184,004,000	206,780,000
Less: accumulated depreciation and amortization	(130,736,000)	(143,738,000)
	$53,268,000	$63,042,000

Depreciation expense totaled $17,995,000, $19,502,000 and $20,534,000 for the fiscal years ended March 31, 2015, 2016 and 2017, respectively.

Note D — Accounts and Income Taxes Payable and Accrued Liabilities

Accounts and income taxes payable consisted of the following at March 31, 2016 and 2017:

	2016	2017
Accounts payable	$11,191,000	$13,869,000
Income taxes payable and uncertain tax positions	2,042,000	2,714,000
	$13,233,000	$16,583,000

Accrued liabilities consisted of the following at March 31, 2016 and 2017:

	2016	2017
Payroll, payroll taxes and employee benefits	$18,003,000	$14,465,000
Customer deposits	25,649,000	32,471,000
Accrued professional service fees	4,692,000	4,551,000
Self-insurance accruals	3,095,000	2,835,000
Deferred revenue	7,821,000	10,096,000
Accrued rent	4,907,000	5,774,000
Other	3,015,000	3,276,000
	$67,182,000	$73,468,000

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended March 31, 2015, 2016, and 2017

Note E — Income Taxes

The income tax provision consisted of the following for the fiscal years ended March 31, 2015, 2016 and 2017:

	2015	2016	2017
Current — Federal	$16,534,000	$16,600,000	$16,456,000
Current — State	136,000	2,591,000	2,834,000
Subtotal	16,670,000	19,191,000	19,290,000
Deferred — Federal	312,000	(1,679,000)	(1,508,000)
Deferred — State	(8,000)	23,000	288,000
Subtotal	304,000	(1,656,000)	(1,220,000)
	$16,974,000	$17,535,000	$18,070,000

The following is a reconciliation of the income tax provision from the statutory federal income tax rate to the effective rate for the fiscal years ended March 31, 2015, 2016 and 2017:

	2015	2016	2017
Income taxes at federal statutory rate (35%)	$15,947,000	$16,121,000	$16,643,000
State income taxes, net of federal benefit	1,535,000	1,704,000	1,973,000
Uncertain tax positions	1,346,000	78,000	88,000
Permanent items and tax credits	94,000	(100,000)	(705,000)
Adjustments to returns as filed	(1,978,000)	(232,000)	80,000
Other	30,000	(36,000)	(9,000)
	$16,974,000	$17,535,000	$18,070,000

Deferred tax assets and liabilities at March 31, 2016 and 2017 are:

	2016	2017
Deferred income tax assets:
Accrued liabilities not currently deductible	$9,656,000	$9,409,000
Allowance for doubtful accounts	696,000	1,153,000
Stock-based compensation	1,245,000	1,755,000
Accrued rent	1,875,000	2,219,000
Other	762,000	740,000
Deferred assets	14,234,000	15,276,000
Deferred income tax liabilities:
Excess of book over tax basis of fixed assets	(16,151,000)	(15,666,000)
Intangible assets	(5,555,000)	(5,960,000)
Other	(434,000)	(336,000)
Deferred liabilities	(22,140,000)	(21,962,000)
Net deferred tax liability	$(7,906,000)	$(6,686,000)

Prepaid expenses and taxes include $301,000 at March 31, 2016 and accounts and taxes payable include $584,000 at March 31, 2017, for income taxes due in the first quarter of the following fiscal year.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended March 31, 2015, 2016, and 2017

A reconciliation of the financial statement recognition and measurement of uncertain tax positions during the current fiscal year is as follows:

Balance as of March 31, 2016	$1,830,000
Additions based on tax positions related to the current year	355,000
Additions for tax positions of prior years	—
Reductions for tax positions related to the current year	(177,000)
Reductions for tax positions of prior years	(124,000)
Balance as of March 31, 2017	$1,884,000

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  During the years ended March 31, 2015, 2016 and 2017, the Company recognized approximately $57,000, $72,000 and $35,000 in interest and penalties, respectively.  As of March 31, 2015, 2016 and 2017, accrued interest and penalties related to uncertain tax positions were $140,000, $212,000 and $247,000, respectively.

The tax fiscal years from 2013-2016 remain opened to examination by the major taxing jurisdictions to which the Company is subject.

Note F — Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (as amended, “ESPP”) which allows employees of the Company and its subsidiaries to purchase shares of common stock on the last day of two six-month purchase periods (i.e. March 31 and September 30) at a purchase price which is 95% of the closing sale price of shares as quoted on NASDAQ on the last day of such purchase period.  Employees are allowed to contribute up to 20% of their gross pay. A maximum of 2,850,000 shares has been authorized for issuance under the ESPP. As of March 31, 2017, 2,460,867 shares had been issued pursuant to the ESPP.  Summarized ESPP information is as follows:

	2015	2016	2017
Employee contributions	$400,000	$371,000	$419,000
Shares acquired	12,299	10,975	10,596
Average purchase price	$32.52	$33.81	$38.80

Note G — Treasury Stock

During each of the fiscal years ended March 31, 2015, 2016 and 2017, the Company continued to repurchase shares of its common stock under a program originally approved by the Company’s Board of Directors in 1996. Including a 1,000,000 share expansion authorized in February 2017, the total number of shares of common stock authorized to be repurchased over the life of the program is 36,000,000 shares of common stock.  Purchases may be made from time to time depending on market conditions and other relevant factors. The share repurchases for the fiscal years ended March 31, 2015, 2016 and 2017, and cumulatively since inception of the authorization, are as follows:

	2015	2016	2017	Cumulative
Shares repurchased	845,014	893,771	745,575	34,631,834
Cost	$31,798,000	$31,525,000	$27,999,000	$419,802,000
Average price	$37.63	$35.27	$37.56	$12.12

During the period subsequent to March 31, 2017, through the date of filing this annual report, the Company repurchased 204,255 shares for $9.1 million, or an average of $44.44 per share.  The repurchased shares were recorded as treasury stock, at cost, and are available for general corporate purposes. The repurchases were primarily financed from cash generated from operations and from cash proceeds from the exercise of stock options.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended March 31, 2015, 2016, and 2017

Note H — Commitments

The Company leases office facilities under non-cancelable operating leases.  Some of these leases contain escalation clauses.  Future minimum rental commitments under operating leases at March 31, 2017 are $13,677,000 in fiscal 2018, $10,809,000 in fiscal 2019, $8,496,000 in fiscal 2020, $7,301,000 in fiscal 2021, $5,602,000 in fiscal 2022, $5,244,000 thereafter, and $51,129,000 in the aggregate.   Total rental expense of $15,297,000, $14,405,000, and $13,952,000 was charged to operations for the fiscal years ended March 31, 2015, 2016 and 2017, respectively.

Note I — Contingencies and Legal Proceedings

The Company is involved in litigation arising in the ordinary course of business. Management believes that resolution of these matters will not result in any payment that, in the aggregate, would be material to the consolidated financial position or results of operations of the Company.

Note J — Retirement Savings Plan

The Company maintains a retirement savings plan for its employees, which is a qualified plan under Section 401(k) of the Internal Revenue Code. Full-time employees that meet certain requirements are eligible to participate in the plan. Employer contributions are made annually, primarily at the discretion of the Company’s Board of Directors. Contributions of $443,000, $392,000 and $464,000 were charged to operations for the fiscal years ended March 31, 2015, 2016 and 2017, respectively.

Note K — Shareholder Rights Plan

During fiscal 1997, the Company’s Board of Directors approved the adoption of its Shareholder Rights Plan. The Shareholder Rights Plan provides for a dividend distribution to the Company’s  shareholders of one preferred stock purchase right for each outstanding share of the Company’s common stock held by such shareholder (as used in this Note K, the “right” or the “rights”), only in the event of certain takeover-related events.  In April 2002, the Company’s Board of Directors approved an amendment to the Shareholder Rights Plan to extend the expiration date of the rights to February 10, 2012, set the exercise price of each right at $118, and enable Fidelity Management & Research Company and its affiliates to purchase up to 18% of the shares of common stock of the Company without triggering the rights, with the limitations under the Shareholder Rights Plan remaining in effect for all other stockholders of the Company. In November 2008, the Company’s Board of Directors approved an amendment to the Shareholder Rights Plan to extend the expiration date of the rights to February 10, 2022, remove the ability of Fidelity Management & Research Company and its affiliates to purchase up to 18% of the shares of common stock of the Company without the stockholder rights, substitute Computershare Trust Company, N.A. as the rights agent and effect certain technical changes to the Shareholder Rights Plan.

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

In addition, if the Company is thereafter merged into another entity, or if 50% or more of the Company’s consolidated assets or earning power are sold, then the right would entitle its holder to buy common shares of the acquiring entity having a market value equal to two times the then-current exercise price of the right. The Company’s Board of Directors may exchange or redeem the rights under certain conditions.

Note L — Line of Credit

In September 2016, the Company renewed a line of credit agreement.  The line is with a financial institution to provide a revolving credit facility with borrowing capacity of up to $10 million. Borrowings under this agreement, as amended, bear interest, at the Company’s option, at a fixed LIBOR-based rate plus 1.50% or at a fluctuating rate determined by the financial institution to be 1.50% above the daily one-month LIBOR rate. The loan covenants require the Company to maintain a current assets to liabilities ratio of at least 1.25:1, debt to tangible net worth ratio not greater than 1.25:1 and to have positive net income.  There were no outstanding revolving loans as of March 31, 2017, but letters of credit in the aggregate amount of $4.5 million have been issued separate from the line of credit and therefore do not reduce the amount of borrowings available under the revolving credit facility. The credit agreement expires in September 2017.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended March 31, 2015, 2016, and 2017

Note M — Quarterly Results (Unaudited)

The following is a summary of unaudited quarterly results of operations for each of the quarters in the fiscal years ended March 31, 2016 and 2017:

	Revenues	Gross Profit	Net Income	Net Income per Basic Common Share	Net Income per Diluted Common Share
Fiscal Year Ended March 31, 2016:
First Quarter	$126,939,000	$26,183,000	$6,900,000	$0.34	$0.34
Second Quarter	124,460,000	26,684,000	8,267,000	0.42	0.41
Third Quarter	123,891,000	25,232,000	6,691,000	0.34	0.34
Fourth Quarter	128,294,000	26,445,000	6,667,000	0.34	0.34
Fiscal Year Ended March 31, 2017:
First Quarter	$128,459,000	$25,582,000	$7,491,000	$0.38	$0.38
Second Quarter	128,219,000	25,912,000	6,952,000	0.36	0.35
Third Quarter	128,403,000	25,577,000	7,049,000	0.36	0.36
Fourth Quarter	133,605,000	27,721,000	7,987,000	0.42	0.42

Note N — Segment Reporting

The Company derives the majority of its revenues from providing patient management and network solutions services to payors of workers’ compensation benefits, automobile insurance claims and group health insurance benefits. Patient management services include claims administration, utilization review, medical case management, and vocational rehabilitation. Network solutions services include fee schedule auditing, hospital bill auditing, coordination of independent medical examinations, diagnostic imaging review services and preferred provider referral services. The percentages of revenues attributable to patient management and network solutions services for the fiscal years ended March 31, 2015, 2016 and 2017 are listed below.

	2015	2016	2017
Patient management services	54.5%	55.1%	55.6%
Network solutions services	45.5%	44.9%	44.4%
	100.0%	100.0%	100.0%

The Company’s management is structured geographically with regional vice-presidents who report to the Chief Executive Officer of the Company during fiscal 2015, 2016 and 2017. Each of these regional vice-presidents is responsible for all services provided by the Company in his or her particular region and responsible for the operating results of the Company in multiple states. These regional vice-presidents have area and district managers who are also responsible for all services provided by the Company in their given area and district.

Under FASB ASC 280-10, two or more operating segments may be aggregated into a single operating segment for financial reporting purposes if aggregation is consistent with the objective and basic principles, if the segments have similar economic characteristics, and if the segments are similar in each of the following areas: (i) the nature of products and services, (ii) the nature of the production processes, (iii) the type or class of customer for their products and services, and (iv) the methods used to distribute their products or provide their services. The Company believes each of the Company’s regions meet these criteria as they provide similar managed care services to similar customers using similar methods of productions and similar methods to distribute their services.  All of the Company’s regions perform both patient management and network solutions services.

Because the Company believes it meets each of the criteria set forth above and each of the Company’s regions has similar economic characteristics, the Company aggregates its results of operations in one reportable operating segment.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended March 31, 2015, 2016, and 2017

Note O — Other Intangible Assets

Other intangible assets consisted of the following at March 31, 2016:

Item	Life	Cost	Fiscal 2016 Amortization Expense	Accumulated Amortization at March 31, 2016	Cost, Net of Accumulated Amortization at March 31, 2016
Covenant Not to Compete	5 years	$775,000	$13,000	$775,000	$—
Customer Relationships	18-20 years	7,922,000	423,000	3,721,000	4,201,000
Third Party Administrator Licenses	15 years	204,000	14,000	118,000	86,000
Total		$8,901,000	$450,000	$4,614,000	$4,287,000

Other intangible assets consist of the following at March 31, 2017:

Item	Life	Cost	Fiscal 2017 Amortization Expense	Accumulated Amortization at March 31, 2017	Cost, Net of Accumulated Amortization at March 31, 2017
Covenant Not to Compete	5 years	$775,000	$—	$775,000	$—
Customer Relationships	18-20 years	7,922,000	423,000	4,144,000	3,778,000
Third Party Administrator Licenses	15 years	204,000	14,000	131,000	73,000
Total		$8,901,000	$437,000	$5,050,000	$3,851,000

Amortization expense is expected to be $437,000 in fiscal 2018, $437,000 in fiscal 2019, $437,000 in fiscal 2020, $437,000 in fiscal 2021, $436,000 in fiscal 2022, and $1,667,000 thereafter.

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

3.3

Certificate of Designation Increasing the Number of Shares of Series A Junior Participating Preferred Stock – Incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed on November 24, 2008.

4.1

Second Amended and Restated Preferred Shares Rights Agreement, dated as of November 17, 2008, by and between CorVel Corporation and Computershare Trust Company, N.A., including the original Certificate of Designation, the Certificate of Designation Increasing the Number of Shares, the form of Right Certificate (as amended) and the Summary of Rights (as amended) attached thereto as Exhibits A-1, A-2, A-3, B and C, respectively – Incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K filed on November 24, 2008.

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

10.17*

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

10.20*

Stock option agreement dated March 1, 2013 between the Company and V. Gordon Clemons, providing performance vesting. Incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016 filed on June 10, 2016.

10.21*

Stock option agreement dated March 1, 2013 between the Company and Scott McCloud, providing performance vesting. Incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016 filed on June 10, 2016.

10.22*

Stock option agreement dated March 1, 2013 between the Company and Donald C. McFarlane, providing performance vesting. Incorporated herein by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016 filed on June 10, 2016.

10.23*

Stock option agreement dated March 1, 2013 between the Company and Diane J. Blaha, providing performance vesting. Incorporated herein by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016 filed on June 10, 2016.

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

10.26*	Stock option agreement dated November 4, 2013 between the Company and Scott McCloud, providing performance vesting. Refiled herewith.

Exhibit No.	Title — Method of Filing

10.27*	Stock option agreement dated November 4, 2013 between the Company and Donald C. McFarlane, providing performance vesting. Refiled herewith.

10.28*	Stock option agreement dated November 4, 2013 between the Company and Diane J. Blaha, providing performance vesting. Refiled herewith.

10.29*	Stock option agreement dated November 4, 2013, between the Company and Richard J. Schweppe, providing performance vesting. Refiled herewith.

10.30*

Stock option agreement dated March 1, 2013, between the Company and Richard Schweppe, providing performance vesting. Incorporated herein by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016 filed on June 10, 2016.

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

10.37*†	Stock option agreement dated November 10, 2015, between the Company and Richard J. Schweppe, providing performance vesting. Refiled herewith.

10.38*†	Stock option agreement dated November 10, 2015, between the Company and Michael G. Combs, providing performance vesting. Refiled herewith.

10.39*†	Stock option agreement dated November 10, 2015, between the Company and Diane J. Blaha, providing performance vesting. Refiled herewith.

10.40

Seventh Amendment to Credit Agreement dated September 1, 2016 by and between CorVel Corporation and Wells Fargo Bank, National Association.  Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 2, 2016.

10.41

Revolving Line of Credit Note dated September 1, 2016 by CorVel Corporation in favor of Wells Fargo Bank, National Association. Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 2, 2016.

10.42*†

Stock option agreement dated November 3, 2016, between the Company and Michael G. Combs, providing for performance vesting.  Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2016 filed on February 3, 2017.

10.43*†

Stock option agreement dated November 3, 2016, between the Company and Diane J. Blaha, providing for performance vesting.  Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2016 filed on February 3, 2017.

10.44*†

Stock option agreement dated November 3, 2016, between the Company and Richard J. Schweppe, providing for performance vesting.  Incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2016 filed on February 3, 2017.

Exhibit No.	Title — Method of Filing

21.1	Subsidiaries of the Company. Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm, Haskell & White LLP. Filed herewith.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. — Filed herewith.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. — Filed herewith.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. — Furnished herewith.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. — Furnished herewith.

101.0

The following materials from CorVel Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2017 and March 31, 2016; (ii) Consolidated Statements of Income for the fiscal years ended March 31, 2017, 2016 and 2015; (iii) Consolidated Statements of Stockholders' Equity for the fiscal years ended March 31, 2017, 2016 and 2015; (iv) Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2017, 2016 and 2015; and (v) Notes to Consolidated Financial Statements.

* - Denotes management contract or compensatory plan or arrangement.

† - Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Securities and Exchange Commission.