Form 10-Q
period 2017-09-30
CORVEL CORP
filed 2017-11-14
CIK 874866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

The number of shares outstanding of the registrant's Common Stock, $0.0001 par value per share, as of October 31, 2017, was 18,842,722.

CORVEL CORPORATION

FORM 10-Q

Part I - Financial Information

Item 1 - Financial Statements

CORVEL CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2017	September 30, 2017
		(Unaudited)
Assets
Current Assets
Cash and cash equivalents (Note A)	$28,611,000	$38,133,000
Customer deposits	32,471,000	39,038,000
Accounts receivable, net	62,841,000	65,996,000
Prepaid taxes and expenses	4,944,000	5,134,000
Total current assets	128,867,000	148,301,000
Property and equipment, net	63,042,000	64,149,000
Goodwill	36,814,000	36,814,000
Other intangibles, net (Note F)	3,851,000	3,619,000
Other assets	2,809,000	2,646,000
TOTAL ASSETS	$235,383,000	$255,529,000
Liabilities and Stockholders' Equity
Current Liabilities
Accounts and taxes payable (Note I)	$16,583,000	$15,443,000
Accrued liabilities (Note I)	73,468,000	86,263,000
Total current liabilities	90,051,000	101,706,000
Deferred income taxes	6,686,000	6,127,000
Total liabilities	96,737,000	107,833,000
Commitments and contingencies (Notes G and H)
Stockholders' Equity
Common stock, $.0001 par value: 120,000,000 shares authorized at March 31, 2017 and September 30, 2017; 53,569,067 shares issued (18,937,233 shares outstanding, net of Treasury shares) and 53,706,008 shares issued (18,824,953 shares outstanding, net of Treasury shares) at March 31, 2017 and September 30, 2017, respectively	3,000	3,000
Paid-in capital	135,683,000	138,752,000
Treasury Stock (34,631,834 shares at March 31, 2017 and 34,881,055 shares at September 30, 2017)	(419,802,000)	(430,989,000)
Retained earnings	422,762,000	439,930,000
Total stockholders' equity	138,646,000	147,696,000
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$235,383,000	$255,529,000

See accompanying notes to unaudited consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED INCOME STATEMENTS – UNAUDITED

	Three Months Ended September 30,
	2016	2017
REVENUES	$128,219,000	$136,431,000
Cost of revenues	102,307,000	110,679,000
Gross profit	25,912,000	25,752,000
General and administrative expenses	14,644,000	13,670,000
Income before income tax provision	11,268,000	12,082,000
Income tax provision	4,316,000	3,689,000
NET INCOME	$6,952,000	$8,393,000
Net income per common and common equivalent share
Basic	$0.36	$0.45
Diluted	$0.35	$0.44
Weighted average common and common equivalent shares
Basic	19,581,000	18,759,000
Diluted	19,733,000	18,966,000

See accompanying notes to unaudited consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED INCOME STATEMENTS – UNAUDITED

	Six Months Ended September 30,
	2016	2017
REVENUES	$256,678,000	$274,043,000
Cost of revenues	205,184,000	219,508,000
Gross profit	51,494,000	54,535,000
General and administrative expenses	28,105,000	28,299,000
Income before income tax provision	23,389,000	26,236,000
Income tax provision	8,946,000	9,068,000
NET INCOME	$14,443,000	$17,168,000
Net income per common and common equivalent share
Basic	$0.74	$0.91
Diluted	$0.73	$0.90
Weighted average common and common equivalent shares
Basic	19,577,000	18,785,000
Diluted	19,743,000	18,983,000

See accompanying notes to unaudited consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED

	Six Months Ended September 30,
	2016	2017
Cash Flows from Operating Activities
NET INCOME	$14,443,000	$17,168,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,410,000	10,540,000
Loss on write down or disposal of property, capitalized software or investment	8,000	450,000
Stock compensation expense	1,128,000	1,529,000
Provision for doubtful accounts	1,080,000	887,000
Deferred income tax	(427,000)	(559,000)
Changes in operating assets and liabilities
Accounts receivable	(1,779,000)	(4,042,000)
Customer deposits	(5,540,000)	(6,567,000)
Prepaid taxes and expenses	(1,268,000)	(190,000)
Other assets	(213,000)	(274,000)
Accounts and taxes payable	(552,000)	(1,140,000)
Accrued liabilities	3,257,000	12,795,000
Net cash provided by operating activities	20,547,000	30,597,000
Cash Flows from Investing Activities
Investment in private equity	(250,000)	—
Purchase of property and equipment	(10,843,000)	(11,428,000)
Net cash (used in) investing activities	(11,093,000)	(11,428,000)
Cash Flows from Financing Activities
Purchase of treasury stock	(4,199,000)	(11,187,000)
Tax effect of stock option exercises	869,000	—
Exercise of common stock options	1,758,000	1,308,000
Exercise of employee stock purchase options	201,000	232,000
Net cash (used in) financing activities	(1,371,000)	(9,647,000)
Increase in cash and cash equivalents	8,083,000	9,522,000
Cash and cash equivalents at beginning of period	32,779,000	28,611,000
Cash and cash equivalents at end of period	$40,862,000	$38,133,000
Supplemental Cash Flow Information:
Income taxes paid	$9,502,000	$5,197,000
Purchase of software license under finance agreement	$3,492,000	$—

See accompanying notes to unaudited consolidated financial statements.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

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

Certain information and note disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the three and six months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2018.  For further information, refer to the audited consolidated financial statements and notes for the fiscal year ended March 31, 2017 included in the Company's Annual Report on Form 10-K filed with the SEC on June 9, 2017.

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

The carrying amounts of the Company’s financial instruments (i.e. cash equivalents, accounts receivable, accounts payable) are all Level 1, and the Company believes they approximate their fair values at March 31, 2017 and September 30, 2017. The Company has no Level 2 or Level 3 financial instruments.

Investment in Private Equity: The Company has made an investment of $2,250,000 into a private equity limited partnership that invests in start-up companies primarily in the data analytics industry.   The Company accounts for the investment using the cost method and will periodically review the investment for possible impairment.  The Company recorded an impairment to the investment of $284,000 for the year ended March 31, 2017, and an additional $444,000 for the six months ended September 30, 2017.  The investment is recorded in other assets on the accompanying consolidated balance sheets.

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

The multiple element arrangements consist of bundled managed care services, which include various units of accounting such as network solutions and patient management (which includes claims administration). Such elements are considered separate units of accounting due to each element having value to the customer on a stand-alone basis. The selling price for each unit of accounting is determined using the contract price and management estimates. When the Company’s customers purchase several products, the pricing of the products sold is generally the same as if the products were sold on an individual basis. Revenue is recognized as the work is performed in accordance with the Company’s customer contracts. Based upon the nature of the Company’s products, bundled managed care elements are generally delivered in the same accounting period. The Company recognizes revenue for patient management claims administration services over the life of the customer contract. The Company estimates, based upon prior experience in managing claims, the deferral amount based on the average life of a claim.

Accounts Receivable: The majority of the Company’s accounts receivable is due from companies in the property and casualty insurance industries, self-insured employers, and government entities.  Accounts receivable are generally due within 30 days and are stated as amounts due from customers net of an allowance for doubtful accounts. Those accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company and the condition of the general economy and the industry as a whole. No one customer accounted for 10% or more of accounts receivable at either March 31, 2017 or September 30, 2017. No one customer accounted for 10% or more of revenue during the three and six months ended September 30, 2016 and 2017.

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

Earnings per Share: Earnings per common share-basic is based on the weighted average number of common shares outstanding during the period. Earnings per common share-diluted is based on the weighted average number of common shares and common share equivalents outstanding during the period. In calculating earnings per share, earnings are the same for the basic and diluted calculations. Weighted average shares outstanding decreased in the quarter ended September 30, 2017 compared to the same quarter of the prior year primarily due to repurchases of shares under the Company’s share repurchase program.  See also Note D.

Recent Accounting Pronouncements: On May 28, 2014, the FASB issued ASU 2014-09 regarding ASC Topic 606, “Revenue from Contracts with Customers”. This standard provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB approved a one-year delay of the effective date of this new revenue recognition standard. The guidance will now be effective for our fiscal year beginning April 1, 2018. We are currently evaluating the accounting, transition and disclosure requirements of the standard.  Based on the analyses we have completed thus far, which includes analyzing our standard contracts from which we derive the majority of our revenues, we anticipate that the ASU will not have a significant impact on our consolidated financial statements.  However, we are currently reviewing our existing non-standard customer contracts, and as a result, the impact of the ASU adoption on this portion of our revenues cannot yet be reasonably estimated.

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

Note B — Stock-Based Compensation and Stock Options

Under the Company’s Restated Omnibus Incentive Plan (formerly the Restated 1988 Executive Stock Option Plan) (“the Plan”) as in effect at September 30, 2017, options exercisable for up to 19,365,000 shares of the Company’s common stock may be granted over the life of the Plan to key employees, non-employee directors, and consultants at exercise prices not less than the fair market value of the stock on the date of grant. Options granted under the Plan are non-statutory stock options and generally vest 25% one year from the date of grant with the remaining 75% vesting ratably each month for the next 36 months. The options granted to employees and the Company’s Board of Directors expire at the end of five years and ten years from date of grant, respectively.  All options granted in the six months ended September 30, 2016 and 2017 were granted with an exercise price equal to the fair value of the Company’s common stock on the grant date and are non-statutory stock options.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model with the assumptions included in the table below. The Company uses historical data, among other factors, to estimate the expected volatility, the expected dividend yield, the expected forfeiture rate and the expected option life. Upon adoption of ASU No. 2016-09 as of fiscal 2017, the Company will account for forfeitures as they occur, rather than estimate expected forfeitures.  As a result, during the fourth quarter of fiscal 2017, we reclassified the excess tax benefit of $0.5 million from additional paid in capital into the income tax provision line.  The risk-free rate is based on the interest rate paid on a U.S. Treasury issue with a term similar to the estimated life of the option.  The following assumptions were used to estimate the fair value of options granted during the three months ended September 30, 2016 and 2017 using the Black-Scholes option-pricing model:

	Three Months Ended September 30,
	2016	2017
Risk-free interest rate	1.03%	1.79%
Expected volatility	42%	40%
Expected dividend yield	0.00%	0.00%
Expected weighted average life of option in years	4.4 years	4.4 years

For the three months ended September 30, 2016 and 2017, the Company recorded share-based compensation expense of $612,000 and $607,000, respectively.  For the six months ended September 30, 2016 and 2017, the Company recorded share-based compensation expense of $1,128,000 and $1,529,000, respectively.  The table below shows the amounts recognized in the unaudited consolidated financial statements for stock compensation expense for time-based options and performance-based options during the three and six months ended September 30, 2016 and 2017, respectively.

	Three Months Ended
	September 30, 2016	September 30, 2017
Cost of revenues	$395,000	$411,000
General and administrative	217,000	196,000
Total cost of stock-based compensation included in income before income tax provision	612,000	607,000
Amount of income tax benefit recognized	(234,000)	(185,000)
Amount charged against net income	$378,000	$422,000
Effect on basic earnings per share	$(0.02)	$(0.02)
Effect on diluted earnings per share	$(0.02)	$(0.02)

	Six Months Ended
	September 30, 2016	September 30, 2017
Cost of revenues	$732,000	$893,000
General and administrative	396,000	636,000
Total cost of stock-based compensation included in income before income tax provision	1,128,000	1,529,000
Amount of income tax benefit recognized	(432,000)	(466,000)
Amount charged against net income	$696,000	$1,063,000
Effect on basic earnings per share	$(0.04)	$(0.06)
Effect on diluted earnings per share	$(0.04)	$(0.06)

The following table summarizes information for all stock options for the three and six months ended September 30, 2016 and 2017:

	Three Months Ended September 30, 2016		Three Months Ended September 30, 2017
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning	1,074,521	$31.56	1,151,722	$33.24
Options granted	45,600	43.32	73,650	48.35
Options exercised	(14,593)	20.61	(145,911)	25.60
Options cancelled/forfeited	(2,609)	39.33	(10,958)	38.39
Options outstanding, ending	1,102,919	$32.17	1,068,503	$35.28

	Six Months Ended September 30, 2016		Six Months Ended September 30, 2017
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning	1,115,465	$28.81	1,143,928	$32.02
Options granted	90,500	44.52	151,050	47.11
Options exercised	(91,216)	21.87	(211,832)	25.93
Options cancelled/forfeited	(11,830)	36.36	(14,643)	39.28
Options outstanding, ending	1,102,919	$32.17	1,068,503	$35.28

The following table summarizes the status of stock options outstanding and exercisable at September 30, 2017:

Range of Exercise Price	Number of Outstanding Options	Weighted Average Remaining Contractual Life	Outstanding Options – Weighted Average Exercise Price	Exercisable Options – Number of Exercisable Options	Exercisable Options – Weighted Average Exercise Price
$12.71 to $29.27	217,809	2.10	$20.29	217,809	$20.29
$29.28 to $34.67	215,769	3.98	$32.67	36,344	$33.83
$34.68 to $38.70	242,022	3.04	$35.40	56,847	$34.98
$38.71 to $48.35	392,903	4.17	$45.35	140,320	$21.71
Total	1,068,503	3.37	$35.28	451,320	$30.42

The following table summarizes the status of all outstanding options at September 30, 2017, and changes during the three months then ended:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value as of June 30, 2017
Options outstanding at July 1, 2017	1,151,722	$33.24
Granted	73,650	48.35
Exercised	(145,911)	25.60
Cancelled – forfeited	(10,866)	38.63
Cancelled – expired	(92)	33.16
Ending outstanding	1,068,503	$35.28	3.37	$20,430,746
Ending vested and expected to vest	1,068,503	$35.28	3.37	$20,430,746
Ending exercisable at September 30, 2017	451,320	$30.42	2.48	$10,821,153

The weighted-average grant-date fair value of options granted during the three months ended September 30, 2016 and 2017, was $14.78 and $17.15, respectively.

Included in the above-noted stock option grants and stock compensation expense are performance-based stock options which vest only upon the Company’s achievement of certain earnings per share targets on a calendar year basis, as determined by the Company’s Board of Directors.  These options were valued in the same manner as the time-based options. However, the Company only recognizes stock compensation expense to the extent that the targets are determined to be probable of being achieved, which triggers the vesting of the performance options.  The Company recognized ($31,000) and $13,000 of stock compensation expense for the three months ended September 30, 2016 and 2017, respectively, for performance-based stock options.

Note C — Treasury Stock

The Company’s Board of Directors approved the commencement of a share repurchase program in the fall of 1996.  In February 2017, the Company’s Board of Directors approved a 1,000,000 share expansion to the Company’s existing stock repurchase program, increasing the total number of shares of the Company’s common stock approved for repurchase over the life of the program to 36,000,000 shares.  Since the commencement of the share repurchase program, the Company has spent $431 million to repurchase 34,881,055 shares of its common stock, equal to 65% of the outstanding common stock had there been no repurchases.  The average price of these repurchases was $12.36 per share. These repurchases were funded primarily by the net earnings of the Company, along with proceeds from the exercise of common stock options.  During the three months ended September 30, 2017, the Company had no repurchases of stock.  During the six months ended September 30, 2017, the Company had repurchased 249,245 shares for $11.2 million at an average prices of $44.88 per share of stock.  The Company had 18,824,953 shares of common stock outstanding as of September 30, 2017, net of the 34,881,055 shares in treasury.

Note D — Weighted Average Shares and Net Income Per Share

Basic weighted average common and common equivalent shares outstanding decreased from 19,581,000 for the quarter ended September 30, 2016 to 18,759,000 for the quarter ended September 30, 2017.  Diluted weighted average common and common equivalent shares outstanding decreased from 19,733,000 for the quarter ended September 30, 2016 to 18,966,000 for the quarter ended September 30, 2017.  Basic weighted average common and common equivalent shares outstanding decreased from 19,577,000 for the six months ended September 30, 2016 to 18,785,000 for the six months ended September 30, 2017.  Diluted weighted average common and common equivalent shares outstanding decreased from 19,743,000 for the six months ended September 30, 2016 to 18,983,000 for the six months ended September 30, 2017.  The net decrease in both of these weighted average share calculations is due to the repurchase of common stock as noted above, offset by an increase in shares outstanding due to the exercise of stock options under the Plan.

Net income per common and common equivalent share was computed by dividing net income by the weighted average number of common and common share equivalents outstanding during the quarter.  The following table sets forth the calculations of the basic and diluted weighted average shares for the three and six months ended September 30, 2016 and 2017:

	Three Months Ended September 30,
	2016	2017
Net Income	$6,952,000	$8,393,000
Basic:
Weighted average common shares outstanding	19,581,000	18,759,000
Net Income per share	$0.36	$0.45
Diluted:
Weighted average common shares outstanding	19,581,000	18,759,000
Treasury stock impact of stock options	152,000	207,000
Total common and common equivalent shares	19,733,000	18,966,000
Net Income per share	$0.35	$0.44

	Six Months Ended September 30,
	2016	2017
Net Income	$14,443,000	$17,168,000
Basic:
Weighted average common shares outstanding	19,577,000	18,785,000
Net Income per share	$0.74	$0.91
Diluted:
Weighted average common shares outstanding	19,577,000	18,785,000
Treasury stock impact of stock options	166,000	198,000
Total common and common equivalent shares	19,743,000	18,983,000
Net Income per share	$0.73	$0.90

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

Note F — Other Intangible Assets

The following table summarizes other intangible assets at March 31, 2017:

					Cost, Net of
			Fiscal 2017	Accumulated	Accumulated
			Amortization	Amortization at	Amortization at
Item	Life	Cost	Expense	March 31, 2017	March 31, 2017
Covenants Not to Compete	5 Years	$775,000	$—	$775,000	$—
Customer Relationships	18-20 Years	7,922,000	423,000	4,144,000	3,778,000
TPA Licenses	15 Years	204,000	14,000	131,000	73,000
Total		$8,901,000	$437,000	$5,050,000	$3,851,000

The following table summarizes other intangible assets at September 30, 2017:

					Cost, Net of
			Six Months Ended	Accumulated	Accumulated
			September 30, 2017	Amortization at	Amortization at
Item	Life	Cost	Amortization Expense	September 30, 2017	September 30, 2017
Covenants Not to Compete	5 Years	$775,000	$—	$775,000	$—
Customer Relationships	18-20 Years	7,922,000	224,000	4,368,000	3,554,000
TPA Licenses	15 Years	204,000	8,000	139,000	65,000
Total		$8,901,000	$232,000	$5,282,000	$3,619,000

Note G — Line of Credit

In September 2017, the Company renewed its line of credit agreement with a financial institution, which provides a revolving credit facility with borrowing capacity of up to $10 million. Borrowings under the credit agreement, as amended, bear interest, at the Company’s option, at a fixed LIBOR-based rate plus 1.00% or at a fluctuating rate determined by the financial institution to be 1.00% above the daily one-month LIBOR rate. The loan covenants require the Company to (i) maintain a current assets to liabilities ratio of at least 1.25:1, (ii) maintain a current debt to tangible net worth ratio of not greater than 1.25:1 and (iii) have positive net income.  The Company is in compliance with all these covenants under the credit agreement.  There were no outstanding revolving loans as of September 30, 2017, but letters of credit in the aggregate amount of $4.5 million have been issued separately from the line of credit, and therefore do not reduce the amount of borrowings available under the revolving credit facility. The renewed credit agreement expires in September 2018.

Note H — Contingencies, Commitments and Legal Proceedings

The Company is involved in litigation arising in the ordinary course of business. Management believes that resolution of these matters will not result in any payment that, individually or in the aggregate, would be material to the consolidated financial position or results of operations of the Company.

During the quarter ended September 30, 2017, the Company entered into a purchase agreement to acquire a 32,000 square foot building located in Milwaukie, Oregon at a purchase price of $5.8 million.  The Company has paid a deposit of $150,000 towards this purchase during the quarter.  The Company expects to finance this purchase with existing cash on hand and expects to close escrow in 2018.  The Company has paid a deposit of $150,000 towards this purchase during the quarter.

Note I — Accounts and Taxes Payable and Accrued Liabilities

The following table sets forth accounts payable, income taxes payable, and accrued liabilities at March 31, 2017 and September 30, 2017:

	March 31, 2017	September 30, 2017
Accounts payable	$13,869,000	$13,313,000
Income taxes payable and uncertain tax positions	2,714,000	2,130,000
Total accounts and taxes payable	$16,583,000	$15,443,000

	March 31, 2017	September 30, 2017
Payroll, payroll taxes and employee benefits	$14,465,000	$18,468,000
Customer deposits	32,471,000	39,038,000
Accrued professional service fees	4,551,000	4,567,000
Self-insurance accruals	2,835,000	3,195,000
Deferred revenue	10,096,000	12,503,000
Accrued rent	5,774,000	5,355,000
Other	3,276,000	3,137,000
Total accrued liabilities	$73,468,000	$86,263,000

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

Overview

CorVel Corporation is an independent nationwide provider of medical cost containment and managed care services designed to address the escalating medical costs of workers’ compensation benefits, mobile insurance claims, and group health insurance benefits. The Company’s services are provided to insurance companies, third party administrators, or TPA’s, governmental entities, and self-administered employers to assist them in managing the medical costs and monitoring the quality of care associated with healthcare claims.  There is a decrease in the occupational injury and illness incidence rates as released from the United States Department of Labor in October 2016.  This is a continuance of a long term trend of a decrease in the injury rates in the United States and, therefore, fewer claims could lead to fewer medical dollars to be reviewed.

Network Solutions Services

The Company’s network solutions services are designed to reduce the price paid by its customers for medical services rendered in workers’ compensation cases, automobile insurance policies, and group health insurance policies. The network solutions services offered by the Company include automated medical fee auditing, preferred provider management and reimbursement services, retrospective utilization review, facility claim review, professional review, pharmacy services, directed care services, Medicare solutions, clearinghouse services, independent medical examinations, and inpatient medical bill review. Network solutions services also includes revenue from the Company’s directed care network (known as CareIQ), which includes imaging, physical therapy, and durable medical equipment.

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

Summary of Quarterly Results

The Company’s revenues increased by $8.2 million, or 6.4%, from $128.2 million in the quarter ended September 30, 2016 to $136.4 million in the quarter ended September 30, 2017.  This increase was due to an increase in patient management services, which was due to an increase in TPA services partially offset by a decrease in case management services.

Cost of revenues increased by $8.4 million, or 8.2%, from $102.3 million in the quarter ended September 30, 2016 to $110.7 million in the quarter ended September 30, 2017.   This increase was primarily due to an increase of 6.4% in revenue mentioned above.  Additionally, there was an increase in salaries, pharmacy service costs, and fringe benefits.

General and administrative expense decreased by $1.0 million, or 6.7%, from $14.6 million in the quarter ended September 30, 2016 to $13.7 million in the quarter ended September 30, 2017.  This decrease was primarily due to a decrease in legal and IT expenses.

Income tax expense decreased by $0.6 million, or 14.6%, from $4.3 million in the quarter ended September 30, 2016 to $3.7 million in the quarter ended September 30, 2017.  This decrease was primarily due to a decrease in the income tax rate due to excess tax benefits from stock options exercised.

Weighted diluted shares decreased by 767,000 shares, or 3.9%, from 19.7 million shares in the quarter ended September 30, 2016 to 19.0 million shares in the quarter ended September 30, 2017.  This decrease was primarily due to the repurchase of 893,042 shares of common stock in the twelve months ended September 30, 2017 under our stock repurchase program.

Diluted earnings per share increased $0.09 per share, or 25.7%, from $0.35 per share in the quarter ended September 30, 2016 to $0.44 per share in the quarter ended September 30, 2017. The increase in diluted earnings per share was primarily due to an increase in net income and a decrease in weighted diluted shares.

Results of Operations for the three months ended September 30, 2016 and 2017

The Company derives its revenues from providing patient management and network solutions services to payors of workers’ compensation benefits, automobile insurance claims, and group health insurance benefits.  The percentages of total revenues attributable to patient management and network solutions services for the quarters ended September 30, 2016 and September 30, 2017 are as follows:

	September 30, 2016	September 30, 2017
Patient management services	56.1%	57.3%
Network solutions services	43.9%	42.7%

The following table sets forth, for the periods indicated, the dollar amounts, dollar and percent changes, share changes, and the percentage of revenues represented by certain items reflected in the Company’s unaudited consolidated income statements for the three months ended September 30, 2016 and September 30, 2017. The Company’s past operating results are not necessarily indicative of future operating results.

	Three Months Ended	Three Months Ended		Percentage
	September 30, 2016	September 30, 2017	Change	Change
Revenue	$128,219,000	$136,431,000	$8,212,000	6.4%
Cost of revenues	102,307,000	110,679,000	8,372,000	8.2%
Gross profit	25,912,000	25,752,000	(160,000)	(0.6%)
Gross profit as percentage of revenue	20.2%	18.9%
General and administrative	14,644,000	13,670,000	(974,000)	(6.7%)
General and administrative as percentage of revenue	11.4%	10.0%
Income before income tax provision	11,268,000	12,082,000	814,000	7.2%
Income before income tax provision as percentage of revenue	8.8%	8.9%
Income tax provision	4,316,000	3,689,000	(627,000)	(14.5%)
Net income	$6,952,000	$8,393,000	$1,441,000	20.7%
Weighted Shares
Basic	19,581,000	18,759,000	(822,000)	(4.2%)
Diluted	19,733,000	18,966,000	(767,000)	(3.9%)
Earnings Per Share
Basic	$0.36	$0.45	$0.09	25.0%
Diluted	$0.35	$0.44	$0.09	25.7%

Revenues

Change in revenue from the quarter ended September 30, 2016 to the quarter ended September 30, 2017

Revenues increased by $8.2 million, or 6.4%, from $128.2 million in the quarter ended September 30, 2016 to $136.4 million in the quarter ended September 30, 2017.  The increase in revenues was due to an increase in patient management services, which increased by 8.7%, from $71.9 million to $78.2 million.  The increase in patient management services was due to an increase in TPA services partially offset by a decrease in case management services to non-TPA customers.  Network solutions services increased by 3.4%, from $56.3 million to $58.2 million.  The increase was due to a 2.6% increase in the number of bills, and the revenue per bill increased 7.2%, from $22.50 to $24.11.

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

Change in cost of revenues from the quarter ended September 30, 2016 to the quarter ended September 30, 2017

Cost of revenues increased by $8.4 million, or 8.2%, from $102.3 million in the quarter ended September 30, 2016 to $110.7 million in the quarter ended September 30, 2017.   The increase in cost of revenues was primarily due to an increase in both network solutions and patient management revenues of 6.4%.  Additionally, there was an increase of $2.2 million in salaries, due to an increase in headcount in field operations of 123 employees.  Pharmacy service costs increased $2.3 million due to an increase pharmacy service revenue.  The Company also experienced an increase in group medical costs for the quarter.

General and Administrative Expense

For the quarter ended September 30, 2017, general and administrative expense consisted of approximately 55% of corporate systems costs, which include corporate systems support, implementation and training, rules engine development, national information technology (“IT”) strategy and planning, depreciation of hardware costs in the Company’s corporate offices and backup data center, the Company’s nationwide area network, and other systems related costs. The Company includes all IT-related costs managed by the corporate office in general and administrative expense whereas the field IT-related costs are included in the cost of revenues.  The remaining general and administrative costs consist of national marketing, national sales support, corporate legal, corporate insurance, human resources, accounting, product management, new business development, and other general corporate expenses.

Change in general and administrative expense from the quarter ended September 30, 2016 to the quarter ended September 30, 2017

General and administrative expense decreased by $1.0 million, or 6.7%, from $14.6 million in the quarter ended September 30, 2016 to $13.7 million in the quarter ended September 30, 2017.  The decrease in general and administrative expense was primarily due to a decrease in legal and IT expenses.  IT expenses decreased from $8.2 million in the quarter ended September 30, 2016 to $7.8 million in the quarter ended September 30, 2017.

Income Tax Provision

Change in income tax expense from the quarter ended September 30, 2016 to the quarter ended September 30, 2017

Income tax expense decreased by $0.6 million, or 14.6%, from $4.3 million in the quarter ended September 30, 2016 to $3.7 million in the quarter ended September 30, 2017.  The decrease in income tax expense was primarily due to a decrease in the effective tax rate for the quarter ended September 30, 2017.  The rate decreased due to the excess tax benefit from stock options exercised, that resulted from a tax deductible amount that exceeded the stock compensation expense recognized. The income tax expense as a percentage of income before income taxes, also known as the effective tax rate, was 38.2% for the quarter ended September 30, 2016 and 30.50% for the quarter ended September 30, 2017.  The adoption of ASU 2016-09 new rule related to stock compensation expense caused the rate to fluctuate, and the Company does not expect this decreased rate to continue in future quarters because this was due to an abnormally high amount of options exercised.

Results of Operations for the six months ended September 30, 2016 and the six months ended September 30, 2017

The following table sets forth, for the periods indicated, the dollar amounts, dollar and percent changes, share changes, and the percentage of revenues represented by certain items reflected in the Company’s consolidated income statements for the six months ended September 30, 2016 and 2017.  The Company’s past operating results are not necessarily indicative of future operating results.

	Six Months Ended	Six Months Ended		Percentage
	September 30, 2016	September 30, 2017	Change	Change
Revenue	$256,678,000	$274,043,000	$17,365,000	6.8%
Cost of revenues	205,184,000	219,508,000	14,324,000	7.0%
Gross profit	51,494,000	54,535,000	3,041,000	5.9%
Gross profit as percentage of revenue	20.1%	19.9%
General and administrative	28,105,000	28,299,000	194,000	0.7%
General and administrative as percentage of revenue	10.9%	10.3%
Income before income tax provision	23,389,000	26,236,000	2,847,000	12.2%
Income before income tax provision as percentage of revenue	9.1%	9.6%
Income tax provision	8,946,000	9,068,000	122,000	1.4%
Net income	$14,443,000	$17,168,000	$2,725,000	18.9%
Weighted Shares
Basic	19,577,000	18,785,000	(792,000)	(4.0%)
Diluted	19,743,000	18,983,000	(760,000)	(3.8%)
Earnings Per Share
Basic	$0.74	$0.91	$0.17	23.0%
Diluted	$0.73	$0.90	$0.17	23.3%

Revenues

Change in revenue from the six months ended September 30, 2016 to the six months ended September 30, 2017

Revenues increased from $256.7 million for the six months ended September 30, 2016 to $274.0 million for the six months ended September 30, 2017, an increase of $17.4 million, or 6.8%. The increase in revenues was due to an increase in patient management services, which increased by 7.9%, from $143.3 million to $154.6 million, along with a smaller increase in network solutions, which increased by 5.3%, from $113.4 million to $119.5 million. Within patient management services, most of the increase was related to TPA services, which was offset by a decrease in case management services.

Cost of Revenues

Change in cost of revenues from the six months ended September 30, 2016 to the six months ended September 30, 2017

Cost of revenues increased from $205.2 million in the six months ended September 30, 2016 to $219.5 million in the six months ended September 30, 2017, an increase of $14.3 million, or 7.0%.  The increase in cost of revenues was primarily due to revenue increasing in lower margin TPA services and a decrease in case management margins, which was slightly offset by an increase in higher margin network solutions revenue. Additionally, there was an increase of $4.3 million in salaries, due to an increase in headcount in field operations of 123 employees.  Pharmacy service costs increased $2.9 million due to an increase pharmacy service revenue.

General and Administrative Expense

Change in general and administrative expense from the six months ended September 30, 2016 to the six months ended September 30, 2017

General and administrative expense increased from $28.1 million in the six months ended September 30, 2016 to $28.3 million in the six months ended September 30, 2017, an increase of $0.2 million, or 0.7%.  General and administrative expenses were relatively flat for the six months ended September 30, 2016 and 2017.

Income Tax Provision

Change in income tax expense from the six months ended September 30, 2016 to the six months ended September 30, 2017

Income tax expense increased from $8.9 million for the six months ended September 30, 2016 to $9.1 million in the six months ended September 30, 2017, an increase of $0.1 million, or 1.4%.  The increase in income tax expense was due to an increase in net income.  The income tax expense as a percentage of income before income taxes, also known as the effective tax rate, was 38.2% for the six months ended September 30, 2016 and 34.6% for the six months ended September 30, 2017.  The rate decreased due to the excess tax benefit from stock options exercised, that resulted from a tax deductible amount that exceeded the stock compensation expense recognized.  The new rule related to stock compensation expense caused the rate to fluctuate more, but the Company does not expect this decreased rate to continue in the future.

Liquidity and Capital Resources

The Company has historically funded its operations and capital expenditures primarily from cash flow from operations, and to a lesser extent, proceeds from stock option exercises. Working capital increased $7.8 million, from $38.8 million as of March 31, 2017 to $46.6 million as of September 30, 2017. Cash increased from $28.6 million as of March 31, 2017 to $38.1 million as of September 30, 2017, an increase of $9.5 million. This is primarily due to an increase in net income.

During the quarter ended September 30, 2017, the Company entered into a purchase agreement to acquire a 32,000 square foot building located in Milwaukie, Oregon at a purchase price of $5.8 million.  The Company expects to finance this purchase with existing cash on hand and expects to close escrow in 2018.

The Company believes that cash from operations, funds from exercises of stock options granted to employees, and its line of credit are adequate to fund existing obligations, repurchase shares of the Company’s common stock under its current stock repurchase program, introduce new services, and continue to develop the Company’s healthcare related services for at least the next twelve months. The Company regularly evaluates cash requirements for current operations, commitments, capital acquisitions, and other strategic transactions. The Company may elect to raise additional funds for these purposes, through debt or equity financings or otherwise, as appropriate. However, additional equity or debt financing may not be available when needed, on terms favorable to the Company or at all.

As of September 30, 2017, the Company had $38.1 million in cash and cash equivalents, invested primarily in short-term, interest-bearing, highly liquid investment-grade securities with maturities of 90 days or less.

In September 2017, the Company renewed its line of credit agreement with a financial institution, which provides a revolving credit facility with borrowing capacity of up to $10 million. Borrowings under this credit agreement, as amended, bear interest, at the Company’s option, at a fixed LIBOR-based rate plus 1.00% or at a fluctuating rate determined by the financial institution to be 1.00% above the daily one-month LIBOR rate. The loan covenants require the Company to maintain a current assets to liabilities ratio of at least 1.25:1, maintain a current debt to tangible net worth ratio not greater than 1.25:1 and have positive net income.  The Company is in compliance with all these covenants under the credit agreement. There were no outstanding revolving loans as of September 30, 2017, but letters of credit in the aggregate amount of $4.5 million have been issued separate from the line of credit and therefore do not reduce the amount of borrowings available under the revolving credit facility. The renewed credit agreement expires in September 2018.

Operating Activities

Six months ended September 30, 2016 compared to six months ended September 30, 2017

Net cash provided by operating activities increased from $20.5 million in the six months ended September 30, 2016 to $30.6 million in the six months ended September 30, 2017, an increase of $10.1 million. The increase in cash flow from operating activities was primarily due to an increase in net income of $2.7 million and an increase of $2.5 million in deferred revenue due to an increase in TPA services revenue.

Investing Activities

Six months ended September 30, 2016 compared to six months ended September 30, 2017

Net cash flow used in investing activities was $11.1 million in the six months ended September 30, 2016 and $11.4 million in the six months ended September 30, 2017. Capital purchases were $10.8 million for the six months ended September 30, 2016 and $11.4 million for the six months ended September 30, 2017.

Financing Activities

Six months ended September 30, 2016 compared to six months ended September 30, 2017

Net cash flow provided by financing activities was $1.4 million for the six months ended September 30, 2016 and net cash flow used by financing activities was $9.6 million for the six months ended September 30, 2017, an increase of $8.3 million. The change is primarily due to the Company’s stock repurchase program activity.

Contractual Obligations

The following table summarizes the Company’s contractual obligations outstanding as of September 30, 2017:

	Payments Due by Period
		Within One	Between One and	Between Three and	More than
	Total	Year	Three Years	Five Years	Five Years
Operating leases	$54,492,000	$13,156,000	$19,775,000	$13,378,000	$8,183,000
Uncertain tax positions	2,239,000	2,239,000	—	—	—
Commitment to purchase building	5,790,000	5,790,000	—	—	—
Software licenses	1,746,000	1,746,000	—	—	—
Total	$64,267,000	$22,931,000	$19,775,000	$13,378,000	$8,183,000

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

The multiple elements arrangements consist of bundled managed care which included various units of accounting such as network solutions, and patient management (which includes claims administration). Such elements are considered separate units of accounting as each element has value to the customer on a stand-alone basis. The selling price for each unit of accounting is determined using the contract price and management estimates. When the Company’s customers purchase several products, the pricing of the products sold is generally the same as if the products were sold on an individual basis. Revenue is recognized as the work is performed in accordance with the Company’s customer contracts. Based upon the nature of the Company’s products, bundled managed care elements are generally delivered in the same accounting period. The Company recognizes revenue for patient management claims administration services over the life of the customer contract. The Company estimates, based upon prior experience in managing claims, the deferral amount based on the average life of a claim.

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

The Company must make significant judgments and estimates in determining contractual and bad debt allowances in any accounting period. One significant uncertainty inherent in the Company’s analysis is whether its past experience will be indicative of future periods. Although the Company considers future projections when estimating contractual and bad debt allowances, the Company ultimately makes its decisions based on the best information available to it at the time the decision is made. Adverse changes in general economic conditions or trends in reimbursement amounts for the Company’s services could affect the Company’s contractual and bad debt allowance estimates, collection of accounts receivable, cash flows, and results of operations. No one customer accounted for 10% or more of accounts receivable at March 31, 2017 or September 30, 2017.

Goodwill and Long-Lived Assets:    Goodwill arising from business combinations represents the excess of the purchase price over the estimated fair value of the net assets of the acquired business. Pursuant to ASC 350-10 through ASC 350-30, “Goodwill and Other Intangible Assets,” goodwill is tested annually for impairment or more frequently if circumstances indicate the potential for impairment. Also, management tests for impairment of the Company’s amortizable intangible assets and long-lived assets annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The impairment test is conducted at the company level.  The measurement of fair value is based on an evaluation of market capitalization and is further tested using a multiple of earnings approach. In projecting the Company’s cash flows, management considers industry growth rates and trends and cost structure changes.  Based on the Company’s tests and reviews, no indicators of impairment of its goodwill, intangible assets, or other long-lived assets existed at September 30, 2017. However, future events or changes in current circumstances could affect the recoverability of the carrying value of goodwill and long-lived assets. Should an asset be deemed impaired, an impairment loss would be recognized to the extent the carrying value of the asset exceeded its estimated fair market value.

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

Recent Accounting Standards Update

On May 28, 2014, the FASB issued ASU 2014-09 regarding ASC Topic 606, “Revenue from Contracts with Customers”. This standard provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB approved a one-year delay of the effective date of this new revenue recognition standard. The guidance will now be effective for our fiscal year beginning April 1, 2018. We are currently evaluating the accounting, transition and disclosure requirements of the standard.  Based on the analyses we have completed thus far, which includes analyzing our standard contracts from which we derive the majority of our revenues, we anticipate that the ASU will not have a significant impact on our consolidated financial statements.  However, we are currently reviewing our existing non-standard customer contracts, and as a result, the impact of the ASU adoption on this portion of our revenues cannot yet be reasonably estimated.

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

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2017, the Company held no market risk sensitive instruments for trading purposes, and the Company did not employ any derivative financial instruments, other financial instruments, or derivative commodity instruments to hedge any market risk. The Company had no debt outstanding as of September 30, 2017, and therefore, had no market risk related to debt.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2017, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting  (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In 1996, our Board of Directors authorized a stock repurchase program and since then, has periodically increased the number of shares authorized for repurchase under the repurchase program.  The most recent increase occurred in February 2017 and brought the number of shares authorized for repurchase over the life of the program to 36,000,000 shares. There is no expiration date for the repurchase program. The timing and actual number of shares repurchased, if any, depend on a variety of factors including the timing of open trading windows, price, corporate and regulatory requirements, and other market conditions. The program may be suspended or discontinued at any time without prior notice. Repurchases pursuant to our stock repurchase program could affect our stock price and increase its volatility. The existence of a stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, repurchases under our stock repurchase program will diminish our cash reserves, which could impact our ability to pursue possible future strategic opportunities and acquisitions and could result in lower overall returns on our cash balances. There can be no assurance that any further stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares of stock. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities or repurchases of the Company’s common stock during the quarter covered by this report.

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

10.1

Credit Agreement dated September 1, 2017 by and between CorVel Corporation and Wells Fargo Bank, National Association.  Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 5, 2017 (File No. 000-19291).

10.2

Revolving Line of Credit Note dated September 1, 2017 by CorVel Corporation in favor of Wells Fargo Bank, National Association.  Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 5, 2017 (File No. 000-19291).

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

101.0

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2017, and March 31, 2017; (ii) Consolidated Statements of Income for the three and six months ended September 30, 2016 and 2017; (iii) Consolidated Statements of Cash Flows for the six months ended September 30, 2016 and 2017; and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CORVEL CORPORATION

By:	/s/ V. Gordon Clemons
V. Gordon Clemons, Chairman of the Board and Chief Executive Officer

By:	/s/ Richard J. Schweppe
Richard J. Schweppe,
Chief Financial Officer

November 14, 2017