Form 10-Q
period 2017-12-31
CORVEL CORP
filed 2018-02-02
CIK 874866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

or

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

The number of shares outstanding of the registrant's Common Stock, $0.0001 par value per share, as of January 31, 2018, was 18,879,945.

CORVEL CORPORATION

FORM 10-Q

Part I - Financial Information

Item 1 - Financial Statements

CORVEL CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2017
		(Unaudited)
Assets
Current Assets
Cash and cash equivalents (Note A)	$28,611,000	$53,593,000
Customer deposits	32,471,000	41,900,000
Accounts receivable, net	62,841,000	63,487,000
Prepaid taxes and expenses	4,944,000	7,610,000
Total current assets	128,867,000	166,590,000
Property and equipment, net	63,042,000	63,657,000
Goodwill	36,814,000	36,814,000
Other intangibles, net (Note F)	3,851,000	3,524,000
Other assets	2,809,000	1,410,000
TOTAL ASSETS	$235,383,000	$271,995,000
Liabilities and Stockholders' Equity
Current Liabilities
Accounts and taxes payable (Note I)	$16,583,000	$16,907,000
Accrued liabilities (Note I)	73,468,000	92,968,000
Total current liabilities	90,051,000	109,875,000
Deferred income taxes	6,686,000	1,940,000
Total liabilities	96,737,000	111,815,000
Commitments and contingencies (Notes G and H)
Stockholders' Equity
Common stock, $.0001 par value: 120,000,000 shares authorized at March 31, 2017 and December 31, 2017; 53,569,067 shares issued (18,937,233 shares outstanding, net of Treasury shares) and 53,747,103 shares issued (18,866,048 shares outstanding, net of Treasury shares) at March 31, 2017 and December 31, 2017, respectively	3,000	3,000
Paid-in capital	135,683,000	141,666,000
Treasury Stock (34,631,834 shares at March 31, 2017 and 34,881,055 shares at December 31, 2017)	(419,802,000)	(430,988,000)
Retained earnings	422,762,000	449,499,000
Total stockholders' equity	138,646,000	160,180,000
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$235,383,000	$271,995,000

See accompanying notes to unaudited consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED INCOME STATEMENTS – UNAUDITED

	Three Months Ended December 31,
	2016	2017
REVENUES	$128,403,000	$140,734,000
Cost of revenues	102,826,000	115,165,000
Gross profit	25,577,000	25,569,000
General and administrative expenses	14,134,000	15,496,000
Income before income tax provision	11,443,000	10,073,000
Income tax provision	4,394,000	504,000
NET INCOME	$7,049,000	$9,569,000
Net income per common and common equivalent share
Basic	$0.36	$0.51
Diluted	$0.36	$0.50
Weighted average common and common equivalent shares
Basic	19,426,000	18,849,000
Diluted	19,549,000	19,121,000

See accompanying notes to unaudited consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED INCOME STATEMENTS – UNAUDITED

	Nine Months Ended December 31,
	2016	2017
REVENUES	$385,081,000	$414,777,000
Cost of revenues	308,010,000	334,675,000
Gross profit	77,071,000	80,102,000
General and administrative expenses	42,239,000	43,794,000
Income before income tax provision	34,832,000	36,308,000
Income tax provision	13,340,000	9,571,000
NET INCOME	$21,492,000	$26,737,000
Net income per common and common equivalent share
Basic	$1.10	$1.42
Diluted	$1.09	$1.41
Weighted average common and common equivalent shares
Basic	19,526,000	18,806,000
Diluted	19,679,000	19,029,000

See accompanying notes to unaudited consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED

	Nine Months Ended December 31,
	2016	2017
Cash Flows from Operating Activities
NET INCOME	$21,492,000	$26,737,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,617,000	16,013,000
Loss on write down or disposal of property, capitalized software or investment	424,000	1,198,000
Stock compensation expense	1,736,000	2,382,000
Provision for doubtful accounts	1,684,000	1,791,000
Deferred income tax	220,000	(3,772,000)
Changes in operating assets and liabilities
Accounts receivable	(1,118,000)	(2,437,000)
Customer deposits	(4,980,000)	(9,429,000)
Prepaid taxes and expenses	(2,000,000)	(2,666,000)
Other assets	(137,000)	237,000
Accounts and taxes payable	(722,000)	324,000
Accrued liabilities	4,293,000	19,500,000
Net cash provided by operating activities	36,509,000	49,878,000
Cash Flows from Investing Activities
Investment in private equity	(250,000)	—
Purchase of property and equipment	(17,173,000)	(16,336,000)
Net cash (used in) investing activities	(17,423,000)	(16,336,000)
Cash Flows from Financing Activities
Purchase of treasury stock	(15,125,000)	(11,187,000)
Exercise of common stock options	1,868,000	2,404,000
Exercise of employee stock purchase options	201,000	223,000
Net cash (used in) financing activities	(13,056,000)	(8,560,000)
Increase in cash and cash equivalents	6,030,000	24,982,000
Cash and cash equivalents at beginning of period	32,779,000	28,611,000
Cash and cash equivalents at end of period	$38,809,000	$53,593,000
Supplemental Cash Flow Information:
Income taxes paid	$13,929,000	$9,901,000
Purchase of software license under finance agreement	$3,492,000	$—

See accompanying notes to unaudited consolidated financial statements.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

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

Certain information and note disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2018. For further information, refer to the audited consolidated financial statements and notes for the fiscal year ended March 31, 2017 included in the Company's Annual Report on Form 10-K filed with the SEC on June 9, 2017.

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

The carrying amounts of the Company’s financial instruments (i.e. cash equivalents, accounts receivable, accounts payable) are all Level 1, and the Company believes they approximate their fair values at March 31, 2017 and December 31, 2017. The Company has no Level 2 or Level 3 financial instruments, except as described under the caption “Investment in Private Equity.”

Investment in Private Equity: The Company has made an investment of $2,250,000 into a private equity limited partnership that invests in start-up companies primarily in the data analytics industry. The Company considers its cost method investments for impairment when the carrying value of such investments exceeds the net asset value. The Company takes into consideration the severity and duration of this excess when determining whether the cost method investment is impaired. The estimated fair value is determined from information provided on the periodic reports from the underlying private equity entity. The Company recorded an impairment to the investment of $284,000 for the year ended March 31, 2017, and an additional $1,169,000 for the nine months ended December 31, 2017. The investment is recorded in other assets on the accompanying consolidated balance sheets.

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

Accounts Receivable: The majority of the Company’s accounts receivable is due from companies in the property and casualty insurance industries, self-insured employers, and government entities. Accounts receivable are generally due within 30 days and are stated as amounts due from customers net of an allowance for doubtful accounts. Those accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company and the condition of the general economy and the industry as a whole. No one customer accounted for 10% or more of accounts receivable at either March 31, 2017 or December 31, 2017. No one customer accounted for 10% or more of revenue during the three and nine months ended December 31, 2016 and 2017.

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

Long-Lived Assets: The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or to the unamortized balance is warranted. Such evaluation is based principally on the expected utilization of the long-lived assets and the projected undiscounted cash flows of the operations in which the long-lived assets are deployed.

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

Earnings per Share: Earnings per common share-basic is based on the weighted average number of common shares outstanding during the period. Earnings per common share-diluted is based on the weighted average number of common shares and common share equivalents outstanding during the period. In calculating earnings per share, earnings are the same for the basic and diluted calculations. Weighted average shares outstanding decreased in the quarter ended December 31, 2017 compared to the same quarter of the prior year primarily due to repurchases of shares under the Company’s share repurchase program. See also Note D.

Recent Accounting Pronouncements: On May 28, 2014, the FASB issued ASU 2014-09 regarding ASC Topic 606, “Revenue from Contracts with Customers”. This standard provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB approved a one-year delay of the effective date of this new revenue recognition standard. The guidance will now be effective for our fiscal year beginning April 1, 2018. We are currently evaluating the accounting, transition and disclosure requirements of the standard. Based on the analyses we have completed thus far, which includes analyzing our standard contracts from which we derive the majority of our revenues, we anticipate that the ASU will not have a significant impact on our consolidated financial statements. However, we are currently reviewing our existing non-standard customer contracts, and as a result, the impact of the ASU adoption on this portion of our revenues cannot yet be reasonably estimated. We expect the new standard will, however, require more extensive revenue-related disclosures.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases”, which sets out the principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for using an approach that is similar to the existing guidance for operating leases. The standard is effective April 1, 2019, with early adoption permitted. The standard is to be applied using a modified retrospective transition method. This will place all outstanding lease commitments on our balance sheet as liabilities with an offsetting right to use asset. We are currently evaluating the impact of adoption on our consolidated financial position, results of operations, and cash flows, and believe that the new standard will have a material impact on our consolidated balance sheet.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows”, which reduces diversity in the practice of how certain transactions are classified in the statement of cash flows. The new guidance is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted. The adoption of this guidance will not have a material impact on our consolidated financial statements. We are currently reviewing the standard and anticipates updates to certain disclosures related to restricted cash as a result of implementation.

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

Note B — Stock-Based Compensation and Stock Options

Under the Company’s Restated Omnibus Incentive Plan (formerly the Restated 1988 Executive Stock Option Plan) (“the Plan”) as in effect at December 31, 2017, options exercisable for up to 19,365,000 shares of the Company’s common stock may be granted over the life of the Plan to key employees, non-employee directors, and consultants at exercise prices not less than the fair market value of the stock on the date of grant. Options granted under the Plan are non-statutory stock options and generally vest 25% one year from the date of grant with the remaining 75% vesting ratably each month for the next 36 months. The options granted to employees and the Company’s Board of Directors expire at the end of five years and ten years from date of grant, respectively. All options granted in the nine months ended December 31, 2016 and 2017 were granted with an exercise price equal to the fair value of the Company’s common stock on the grant date and are non-statutory stock options.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model with the assumptions included in the table below. The Company uses historical data, among other factors, to estimate the expected volatility, the expected dividend yield, the expected forfeiture rate and the expected option life. Upon adoption of ASU No. 2016-09 in the fourth fiscal quarter of 2017, the Company accounts for forfeitures as they occur, rather than estimated expected forfeitures. As a result, during the fourth quarter of fiscal 2017, we reclassified the excess tax benefit of $0.5 million from additional paid in capital into the income tax provision line. The risk-free rate is based on the interest rate paid on a U.S. Treasury issue with a term similar to the estimated life of the option. The following assumptions were used to estimate the fair value of options granted during the three months ended December 31, 2016 and 2017 using the Black-Scholes option-pricing model:

	Three Months Ended December 31,
	2016	2017
Risk-free interest rate	1.26%	2.00%
Expected volatility	42%	40%
Expected dividend yield	0.00%	0.00%
Expected weighted average life of option in years	4.5 years	4.5 years

For the three months ended December 31, 2016 and 2017, the Company recorded share-based compensation expense of $609,000 and $852,000, respectively. For the nine months ended December 31, 2016 and 2017, the Company recorded share-based compensation expense of $1,736,000 and $2,382,000, respectively. The table below shows the amounts recognized in the unaudited consolidated financial statements for stock compensation expense for time-based options and performance-based options during the three and nine months ended December 31, 2016 and 2017, respectively.

	Three Months Ended
	December 31, 2016	December 31, 2017
Cost of revenues	$391,000	$432,000
General and administrative	218,000	420,000
Total cost of stock-based compensation included in income before income tax provision	609,000	852,000
Amount of income tax benefit recognized	(234,000)	(43,000)
Amount charged against net income	$375,000	$809,000
Effect on basic earnings per share	$(0.02)	$(0.04)
Effect on diluted earnings per share	$(0.02)	$(0.04)

	Nine Months Ended
	December 31, 2016	December 31, 2017
Cost of revenues	$1,123,000	$1,326,000
General and administrative	613,000	1,056,000
Total cost of stock-based compensation included in income before income tax provision	1,736,000	2,382,000
Amount of income tax benefit recognized	(667,000)	(628,000)
Amount charged against net income	$1,069,000	$1,754,000
Effect on basic earnings per share	$(0.05)	$(0.09)
Effect on diluted earnings per share	$(0.05)	$(0.09)

The following table summarizes information for all stock options for the three and nine months ended December 31, 2016 and 2017:

	Three Months Ended December 31, 2016		Three Months Ended December 31, 2017
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning	1,102,919	$32.17	1,068,503	$35.28
Options granted	143,750	32.10	154,500	57.75
Options exercised	(4,256)	25.86	(51,712)	31.15
Options cancelled/forfeited	(3,550)	37.17	(1,420)	47.11
Options outstanding, ending	1,238,863	$32.17	1,169,871	$38.41

	Nine Months Ended December 31, 2016		Nine Months Ended December 31, 2017
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning	1,115,465	$29.67	1,143,928	$32.02
Options granted	234,250	36.90	305,550	52.49
Options exercised	(95,472)	22.05	(263,544)	26.96
Options cancelled/forfeited	(15,380)	36.55	(16,063)	40.90
Options outstanding, ending	1,238,863	$32.17	1,169,871	$38.41

The following table summarizes the status of stock options outstanding and exercisable at December 31, 2017:

Range of Exercise Price	Number of Outstanding Options	Weighted Average Remaining Contractual Life	Outstanding Options – Weighted Average Exercise Price	Exercisable Options – Number of Exercisable Options	Exercisable Options – Weighted Average Exercise Price
$12.71 to $32.10	332,432	2.84	$25.04	197,354	$20.21
$32.11 to $34.78	251,836	2.91	$34.51	79,609	$34.34
$34.79 to $45.55	242,755	2.96	$41.96	140,076	$42.60
$45.56 to $57.75	342,848	4.74	$52.29	13,282	$22.87
Total	1,169,871	3.43	$38.41	430,321	$30.90

The following table summarizes the status of all outstanding options at December 31, 2017, and changes during the three months then ended:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value as of December 31, 2017
Options outstanding at October 1, 2017	1,068,503	$35.28
Granted	154,500	57.75
Exercised	(51,712)	31.15
Cancelled – forfeited	(1,410)	47.18
Cancelled – expired	(10)	36.93
Ending outstanding	1,169,871	$38.41	3.43	$17,693,629
Ending vested and expected to vest	1,169,871	$38.41	3.43	$17,693,629
Ending exercisable at December 31, 2017	430,321	$30.90	2.40	$9,467,047

The weighted-average grant-date fair value of options granted during the three months ended December 31, 2016 and 2017, was $11.99 and $21.55, respectively.

Included in the above-noted stock option grants and stock compensation expense are performance-based stock options which vest only upon the Company’s achievement of certain earnings per share targets on a calendar year basis, as determined by the Company’s Board of Directors. These options were valued in the same manner as the time-based options. However, the Company only recognizes stock compensation expense to the extent that the targets are determined to be probable of being achieved, which triggers the vesting of the performance options. The Company did not recognize any stock compensation expense for the three months ended December 31, 2016, for performance-based stock options. The Company recognized $230,000 of stock compensation expense for the three months ended December 31, 2017, for performance-based stock options. The Company recognized ($47,000) and $455,000 of stock compensation expense for the nine months ended December, 31, 2016 and 2017, respectively, for performance-based stock options.

Note C — Treasury Stock

The Company’s Board of Directors approved the commencement of a share repurchase program in the fall of 1996. In February 2017, the Company’s Board of Directors approved a 1,000,000 share expansion to the Company’s existing stock repurchase program, increasing the total number of shares of the Company’s common stock approved for repurchase over the life of the program to 36,000,000 shares. Since the commencement of the share repurchase program, the Company has spent $431 million to repurchase 34,881,055 shares of its common stock, equal to 65% of the outstanding common stock had there been no repurchases. The average price of these repurchases was $12.36 per share. These repurchases were funded primarily by the net earnings of the Company, along with proceeds from the exercise of common stock options. During the three months ended December 31, 2017, the Company had no repurchases of common stock. During the nine months ended December 31, 2017, the Company repurchased 249,245 shares of common stock for $11.2 million at an average price of $44.88 per share. The Company had 18,866,048 shares of common stock outstanding as of December 31, 2017, net of the 34,881,055 shares of common stock in treasury.

Note D — Weighted Average Shares and Net Income Per Share

Basic weighted average common and common equivalent shares outstanding decreased from 19,426,000 for the quarter ended December 31, 2016 to 18,849,000 for the quarter ended December 31, 2017. Diluted weighted average common and common equivalent shares outstanding decreased from 19,549,000 for the quarter ended December 31, 2016 to 19,121,000 for the quarter ended December 31, 2017. Basic weighted average common and common equivalent shares outstanding decreased from 19,526,000 for the nine months ended December 31, 2016 to 18,806,000 for the nine months ended December 31, 2017. Diluted weighted average common and common equivalent shares outstanding decreased from 19,679,000 for the nine months ended December 31, 2016 to 19,029,000 for the nine months ended December 31, 2017. The net decrease in both of these weighted average share calculations is due to the repurchase of common stock as noted above, offset by an increase in shares outstanding due to the exercise of stock options under the Plan.

Net income per common and common equivalent share was computed by dividing net income by the weighted average number of common and common share equivalents outstanding during the quarter. The following table sets forth the calculations of the basic and diluted weighted average shares for the three and nine months ended December 31, 2016 and 2017:

	Three Months Ended December 31,
	2016	2017
Net Income	$7,049,000	$9,569,000
Basic:
Weighted average common shares outstanding	19,426,000	18,849,000
Net Income per share	$0.36	$0.51
Diluted:
Weighted average common shares outstanding	19,426,000	18,849,000
Treasury stock impact of stock options	123,000	272,000
Total common and common equivalent shares	19,549,000	19,121,000
Net Income per share	$0.36	$0.50

	Nine Months Ended December 31,
	2016	2017
Net Income	$21,492,000	$26,737,000
Basic:
Weighted average common shares outstanding	19,526,000	18,806,000
Net Income per share	$1.10	$1.42
Diluted:
Weighted average common shares outstanding	19,526,000	18,806,000
Treasury stock impact of stock options	153,000	223,000
Total common and common equivalent shares	19,679,000	19,029,000
Net Income per share	$1.09	$1.41

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

Note F — Other Intangible Assets

The following table summarizes other intangible assets at March 31, 2017:

					Cost, Net of
			Fiscal 2017	Accumulated	Accumulated
			Amortization	Amortization at	Amortization at
Item	Life	Cost	Expense	March 31, 2017	March 31, 2017
Covenants Not to Compete	5 Years	$775,000	$—	$775,000	$—
Customer Relationships	18-20 Years	7,922,000	423,000	4,144,000	3,778,000
TPA Licenses	15 Years	204,000	14,000	131,000	73,000
Total		$8,901,000	$437,000	$5,050,000	$3,851,000

The following table summarizes other intangible assets at December 31, 2017:

					Cost, Net of
			Nine Months Ended	Accumulated	Accumulated
			December 31, 2017	Amortization at	Amortization at
Item	Life	Cost	Amortization Expense	December 31, 2017	December 31, 2017
Covenants Not to Compete	5 Years	$775,000	$—	$775,000	$—
Customer Relationships	18-20 Years	7,922,000	317,000	4,461,000	3,461,000
TPA Licenses	15 Years	204,000	10,000	141,000	63,000
Total		$8,901,000	$327,000	$5,377,000	$3,524,000

Note G — Line of Credit

In September 2017, the Company renewed its line of credit agreement with a financial institution, which provides a revolving credit facility with borrowing capacity of up to $10 million. Borrowings under the credit agreement, as amended, bear interest, at the Company’s option, at a fixed LIBOR-based rate plus 1.00% or at a fluctuating rate determined by the financial institution to be 1.00% above the daily one-month LIBOR rate. The loan covenants require the Company to (i) maintain a current assets to liabilities ratio of at least 1.25:1, (ii) maintain a current debt to tangible net worth ratio of not greater than 1.25:1 and (iii) have positive net income.  The Company is in compliance with all these covenants under the credit agreement. There were no outstanding revolving loans as of December 31, 2017, but letters of credit in the aggregate amount of $4.5 million have been issued separately from the line of credit, and therefore do not reduce the amount of borrowings available under the revolving credit facility. The renewed credit agreement expires in September 2018.

Note H — Contingencies, Commitments and Legal Proceedings

The Company is involved in litigation arising in the ordinary course of business. Management believes that resolution of these matters will not result in any payment that, individually or in the aggregate, would be material to the consolidated financial position or results of operations of the Company.

During the quarter ended September 30, 2017, the Company entered into a purchase agreement to acquire a 32,000 square foot building located in Milwaukie, Oregon at a purchase price of $5.8 million. The Company has paid a deposit of $150,000 towards this purchase during the quarter ended September 30, 2017. The Company expects to finance this purchase with existing cash on hand and expects to close escrow in the first quarter of 2018. This building will be used for the Company’s Symbeo business franchise, which consists of the Company’s provider reimbursement and scanning services.

Note I — Accounts and Taxes Payable and Accrued Liabilities

The following table sets forth accounts payable, income taxes payable, and accrued liabilities at March 31, 2017 and December 31, 2017:

	March 31, 2017	December 31, 2017
Accounts payable	$13,869,000	$13,330,000
Income taxes payable and uncertain tax positions	2,714,000	3,577,000
Total accounts and taxes payable	$16,583,000	$16,907,000

	March 31, 2017	December 31, 2017
Payroll, payroll taxes and employee benefits	$14,465,000	$19,261,000
Customer deposits	32,471,000	41,900,000
Accrued professional service fees	4,551,000	5,682,000
Self-insurance accruals	2,835,000	3,571,000
Deferred revenue	10,096,000	13,694,000
Accrued rent	5,774,000	5,204,000
Other	3,276,000	3,656,000
Total accrued liabilities	$73,468,000	$92,968,000

Note J – Income Taxes

The Company’s quarterly results of operations included the impact of the enactment of the Tax Cuts and Jobs Act that was signed into law on December 22, 2017. Among numerous provisions included in the new law was the reduction of the corporate federal income tax rate from 35% to 21% effective January 1, 2018. As a result of this federal income tax rate change, during the quarter ended December 31, 2017, the Company reported an effective tax rate of 5%. The Company continues to analyze the provisions of the Tax Cuts and Jobs Act to fully assess the impact on its consolidated financial statements. During the quarter ended December 31, 2017, the Company applied the newly enacted corporate federal income tax rate to the remeasurement of U.S. deferred tax assets and liabilities resulting in a tax benefit of $3.0 million. The decrease in net deferred tax liabilities was reasonably estimated and based on the tax rates at which they are expected to reverse in the future. The final impact may differ, possibly materially, due to, among other things, changes in interpretations, assumptions made by the Company, the issuance of federal tax regulations and guidance, and actions the Company may take as a result of the Tax Cuts and Jobs Act. Taking into account the change in the statutory federal rate as well as other permanent items, the Company expects its effective combined federal and state tax rate will be approximately 25% to 26% for the fiscal year beginning April 1, 2018. This expected effective rate assumes projected financial results consistent with recent trends and applies the new statutory rate and the impact of the Tax Cuts and Jobs Act relative to permanent differences between book and tax income.

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

The Company disclaims any obligations to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise. Actual future performance, outcomes, and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of these factors include (without limitation) the Company’s assumption that projected financial results will be consistent with recent trends turns out to be incorrect; changes in interpretations or application of the Tax Cuts and Jobs Act through regulations and guidance that may be issued by the U.S. Department of the Treasury; general industry and economic conditions, including a decreasing number of national claims due to a decreasing number of injured workers; cost of capital and capital requirements; existing and  possible litigation and legal liability in the course of operations and the Company’s ability to resolve such litigation; competition from other managed care companies; the ability to expand certain areas of the Company’s business; shifts in customer demands; the ability of the Company to produce market-competitive software; changes in operating expenses including employee wages, benefits, and medical inflation; governmental and public policy changes, including but not limited to legislative and administrative law and rule implementation or change; dependence on key personnel; the impact of recently issued accounting standards on the Company’s consolidated financial statements, and the other risks identified in Part II, Item 1A of this report.

Overview

CorVel Corporation is an independent nationwide provider of medical cost containment and managed care services designed to address the escalating medical costs of workers’ compensation benefits, mobile insurance claims, and group health insurance benefits. The Company’s services are provided to insurance companies, third party administrators, or TPA’s, governmental entities, and self-administered employers to assist them in managing the medical costs and monitoring the quality of care associated with healthcare claims. In November 2017, the Bureau of Labor Statistics reported a decrease in the occupational injury and illness incidence rates for 2016. This is a continuance of a long term trend of a decrease in the injury rates in the United States and, therefore, fewer claims could lead to fewer medical dollars to be reviewed.

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

Summary of Quarterly Results

The Company’s revenues increased by $12.3 million, or 9.6%, from $128.4 million in the quarter ended December 31, 2016 to $140.7 million in the quarter ended December 31, 2017. This increase was due to an increase in patient management services, which was due to an increase in TPA services partially offset by a decrease in case management services to non-TPA customers.

Cost of revenues increased by $12.3 million, or 12.0%, from $102.8 million in the quarter ended December 31, 2016 to $115.2 million in the quarter ended December 31, 2017.  This increase was primarily due to an increase of 9.6% in revenue mentioned above. Additionally, there was an increase in salaries, pharmacy service costs, and self-insured group medical costs.

General and administrative expense increased by $1.4 million, or 9.6%, from $14.1 million in the quarter ended December 31, 2016 to $15.5 million in the quarter ended December 31, 2017.  This increase was primarily due to an impairment to the investment in private equity and an increase in non-cash stock-based compensation from performance stock options.

Income tax expense decreased by $3.9 million, or 88.5%, from $4.4 million in the quarter ended December 31, 2016 to $0.5 million in the quarter ended December 31, 2017. This decrease was primarily due to the impact of the Tax Cuts and Jobs Act as the Company remeasured its U.S. deferred tax assets and liabilities at lower enacted corporate tax rates.

Weighted diluted shares decreased by 428,000 shares, or 2.2%, from 19.5 million shares in the quarter ended December 31, 2016 to 19.1 million shares in the quarter ended December 31, 2017.  This decrease was primarily due to the repurchase of 574,698 shares of common stock in the twelve months ended December 31, 2017 under our stock repurchase program.

Diluted earnings per share increased $0.14 per share, or 38.9%, from $0.36 per share in the quarter ended December 31, 2016 to $0.50 per share in the quarter ended December 31, 2017. The increase in diluted earnings per share was primarily due to an increase in net income and a decrease in weighted diluted shares.

Results of Operations for the three months ended December 31, 2016 and 2017

The Company derives its revenues from providing patient management and network solutions services to payors of workers’ compensation benefits, automobile insurance claims, and group health insurance benefits. The percentages of total revenues attributable to patient management and network solutions services for the quarters ended December 31, 2016 and December 31, 2017 are as follows:

	December 31, 2016	December 31, 2017
Patient management services	55.6%	56.4%
Network solutions services	44.4%	43.6%

The following table sets forth, for the periods indicated, the dollar amounts, dollar and percent changes, share changes, and the percentage of revenues represented by certain items reflected in the Company’s unaudited consolidated income statements for the three months ended December 31, 2016 and December 31, 2017. The Company’s past operating results are not necessarily indicative of future operating results.

	Three Months Ended	Three Months Ended		Percentage
	December 31, 2016	December 31, 2017	Change	Change
Revenue	$128,403,000	$140,734,000	$12,331,000	9.6%
Cost of revenues	102,826,000	115,165,000	12,339,000	12.0%
Gross profit	25,577,000	25,569,000	(8,000)	—
Gross profit as percentage of revenue	19.9%	18.2%
General and administrative	14,134,000	15,496,000	1,362,000	9.6%
General and administrative as percentage of revenue	11.0%	11.0%
Income before income tax provision	11,443,000	10,073,000	(1,370,000)	(12.0%)
Income before income tax provision as percentage of revenue	8.9%	7.2%
Income tax provision	4,394,000	504,000	(3,890,000)	(88.5%)
Net income	$7,049,000	$9,569,000	$2,520,000	35.7%
Weighted Shares
Basic	19,426,000	18,849,000	(577,000)	(3.0%)
Diluted	19,549,000	19,121,000	(428,000)	(2.2%)
Earnings Per Share
Basic	$0.36	$0.51	$0.15	41.7%
Diluted	$0.36	$0.50	$0.14	38.9%

Revenues

Change in revenue from the quarter ended December 31, 2016 to the quarter ended December 31, 2017

Revenues increased by $12.3 million, or 9.6%, from $128.4 million in the quarter ended December 31, 2016 to $140.7 million in the quarter ended December 31, 2017.  The increase in revenues was due to an increase in patient management services, which increased by 11.2%, from $71.4 million to $79.3 million. The increase in patient management services was due to an increase in TPA services partially offset by a decrease in case management services to non-TPA customers. Network solutions services increased by 7.7%, from $57 million to $61.4 million. The increase was due to an increase in pharmacy service revenues, which increased $1.7 million, and an increase in directed care network services revenues, including imaging, physical therapy and durable medical equipment, which increased $1.7 million.

Cost of Revenues

The Company’s cost of revenues consists of direct expenses, costs directly attributable to the generation of revenue, and indirect costs which are incurred to support the operations in the field offices which generate the revenue. Direct expenses primarily include (i) case manager and bill review analyst salaries, along with related payroll taxes and fringe benefits, and (ii) costs associated with independent medical examinations (known as IME), prescription drugs, and MRI providers. Most of the Company’s revenues are generated in offices which provide both patient management services and network solutions services. The largest of the field indirect costs are (i) manager salaries and bonuses, (ii) account executive base pay and commissions, (iii) salaries of administrative and clerical support, field systems personnel and PPO network developers, along with related payroll taxes and fringe benefits, (iv) office rent, and (v) telephone expenses. Approximately 31% of the costs incurred in the field are considered field indirect costs, which support both the patient management services and network solutions operations of the Company’s field operations.

Change in cost of revenues from the quarter ended December 31, 2016 to the quarter ended December 31, 2017

Cost of revenues increased by $12.3 million, or 12.0%, from $102.8 million in the quarter ended December 31, 2016 to $115.2 million in the quarter ended December 31, 2017.   The increase in cost of revenues was primarily due to an increase in total revenues of 9.6%. Additionally, there was an increase of $2.8 million in salaries, due to an increase in headcount in field operations of 204 employees. Pharmacy service costs increased $2 million due to an increase in pharmacy service revenue. The Company also experienced a $2 million increase in the Company’s self-insured group medical costs for the quarter.

General and Administrative Expense

For the quarter ended December 31, 2017, general and administrative expense consisted of approximately 52% of corporate systems costs, which include corporate systems support, implementation and training, rules engine development, national information technology (“IT”) strategy and planning, depreciation of hardware costs in the Company’s corporate offices and backup data center, the Company’s nationwide area network, and other systems related costs. The Company includes all IT-related costs managed by the corporate office in general and administrative expense whereas the field IT-related costs are included in the cost of revenues. The remaining general and administrative costs consist of national marketing, national sales support, corporate legal, corporate insurance, human resources, accounting, product management, new business development, and other general corporate expenses.

Change in general and administrative expense from the quarter ended December 31, 2016 to the quarter ended December 31, 2017

General and administrative expense increased by $1.4 million, or 9.6%, from $14.1 million in the quarter ended December 31, 2016 to $15.5 million in the quarter ended December 31, 2017.  The increase in general and administrative expense was primarily due to an increase in the impairment of $0.7 million in the investment in private equity and an increase in non-cash stock-based compensation from performance stock options.

Income Tax Provision

Change in income tax expense from the quarter ended December 31, 2016 to the quarter ended December 31, 2017

Income tax expense decreased by $3.9 million, or 88.5%, from $4.4 million in the quarter ended December 31, 2016 to $0.5 million in the quarter ended December 31, 2017. The decrease in income tax expense was primarily due to a decrease in the effective tax rate for the quarter ended December 31, 2017. The rate decreased due to the impact of the Tax Cuts and Jobs Act as the Company remeasured its U.S. deferred tax assets and liabilities at lower enacted corporate tax rates. The income tax expense as a percentage of income before income taxes, also known as the effective tax rate, was 38.4% for the quarter ended December 31, 2016 and 5.0% for the quarter ended December 31, 2017. During the quarter ended December 31, 2017, the Company applied the newly enacted corporate federal income tax rate to the remeasurement of U.S. deferred tax assets and liabilities resulting in a tax benefit of $3.0 million. Taking into account the change in the statutory federal rate as well as other permanent items, the Company expects its effective combined federal and state tax rate will be approximately 25% to 26% for the fiscal year beginning April 1, 2018. This expected effective rate assumes projected financial results consistent with recent trends and applies the new statutory rate and the impact of the Tax Cuts and Jobs Act relative to permanent differences between book and tax income.

Results of Operations for the nine months ended December 31, 2016 and the nine months ended December 31, 2017

The following table sets forth, for the periods indicated, the dollar amounts, dollar and percent changes, share changes, and the percentage of revenues represented by certain items reflected in the Company’s consolidated income statements for the nine months ended December 31, 2016 and 2017. The Company’s past operating results are not necessarily indicative of future operating results.

Revenues

	Nine Months Ended	Nine Months Ended		Percentage
	December 31, 2016	December 31, 2017	Change	Change
Revenue	$385,081,000	$414,777,000	$29,696,000	7.7%
Cost of revenues	308,010,000	334,675,000	26,665,000	8.7%
Gross profit	77,071,000	80,102,000	3,031,000	3.9%
Gross profit as percentage of revenue	20.0%	19.3%
General and administrative	42,239,000	43,794,000	1,555,000	3.7%
General and administrative as percentage of revenue	11.0%	10.6%
Income before income tax provision	34,832,000	36,308,000	1,476,000	4.2%
Income before income tax provision as percentage of revenue	9.0%	8.8%
Income tax provision	13,340,000	9,571,000	(3,769,000)	(28.3%)
Net income	$21,492,000	$26,737,000	$5,245,000	24.4%
Weighted Shares
Basic	19,526,000	18,806,000	(720,000)	(3.7%)
Diluted	19,679,000	19,029,000	(650,000)	(3.3%)
Earnings Per Share
Basic	$1.10	$1.42	$0.32	29.1%
Diluted	$1.09	$1.41	$0.32	29.4%

Change in revenue from the nine months ended December 31, 2016 to the nine months ended December 31, 2017

Revenues increased from $385.1 million for the nine months ended December 31, 2016 to $414.8 million for the nine months ended December 31, 2017, an increase of $29.7 million, or 7.7%. The increase in revenues was due to an increase in patient management services, which increased by 9.0%, from $214.6 million to $234.0 million, along with a smaller increase in network solutions, which increased by 6.1%, from $170.4 million to $180.8 million. Within patient management services, most of the increase was related to TPA services, which was partially offset by a decrease in case management services to non-TPA customers.

Cost of Revenues

Change in cost of revenues from the nine months ended December 31, 2016 to the nine months ended December 31, 2017

Cost of revenues increased from $308.0 million in the nine months ended December 31, 2016 to $334.7 million in the nine months ended December 31, 2017, an increase of $26.7 million, or 8.7%. The increase in cost of revenues was primarily due to revenue increasing in lower margin TPA services and a decrease in case management margins, which was slightly offset by an increase in higher margin network solutions revenue. Additionally, there was an increase of $6.6 million in salaries, due to an increase in headcount in field operations of 204 employees. Pharmacy service costs increased $4.9 million due to an increase in pharmacy service revenues. The Company also experienced a $2.5 million increase in the Company’s self-insured group medical costs due to a few large claims incurred during the quarter ended December 31, 2017.

General and Administrative Expense

Change in general and administrative expense from the nine months ended December 31, 2016 to the nine months ended December 31, 2017

General and administrative expense increased from $42.2 million in the nine months ended December 31, 2016 to $43.8 million in the nine months ended December 31, 2017, an increase of $1.6 million, or 3.7%.  The increase in general and administrative expense was primarily due to an increase in the impairment of $1.2 million in the investment in private equity and an increase in non-cash stock-based compensation from performance stock options.

Income Tax Provision

Change in income tax expense from the nine months ended December 31, 2016 to the nine months ended December 31, 2017

Income tax expense decreased from $13.3 million for the nine months ended December 31, 2016 to $9.6 million in the nine months ended December 31, 2017, a decrease of $3.8 million, or 28.3%. The decrease in income tax expense was primarily due to a decrease in the effective tax rate for the quarter ended December 31, 2017. The rate decreased due to the Tax Cuts and Jobs Act as the Company remeasured its U.S. deferred tax assets and liabilities at lower enacted corporate tax rates. Additionally, the rate decreased due to the excess tax benefit from stock options exercised, that resulted from a tax deductible amount that exceeded the stock compensation expense recognized. The income tax expense as a percentage of income before income taxes, also known as the effective tax rate, was 38.3% for the nine months ended December 31, 2016 and 24.5% for the nine months ended December 31, 2017. During the quarter ended December 31, 2017, the Company applied the newly enacted corporate federal income tax rate to the remeasurement of U.S. deferred tax assets and liabilities resulting in a tax benefit of $3.0 million.  Taking into account the change in the statutory federal rate as well as other permanent items, the Company expects its effective combined federal and state tax rate will be approximately 25% to 26% for the fiscal year beginning April 1, 2018. This expected effective rate assumes projected financial results consistent with recent trends and applies the new statutory rate and the impact of the Tax Cuts and Jobs Act relative to permanent differences between book and tax income.

Liquidity and Capital Resources

The Company has historically funded its operations and capital expenditures primarily from cash flow from operations, and to a lesser extent, proceeds from stock option exercises. Working capital increased $17.9 million, from $38.8 million as of March 31, 2017 to $56.7 million as of December 31, 2017. Cash increased from $28.6 million as of March 31, 2017 to $53.6 million as of December 31, 2017, an increase of $25.0 million. This is primarily due to an increase in net income and proceeds from stock options exercised.

During the quarter ended September 30, 2017, the Company entered into a purchase agreement to acquire a 32,000 square foot building located in Milwaukie, Oregon at a purchase price of $5.8 million. The Company has paid a deposit of $150,000 towards this purchase during the quarter ended September 30, 2017. The Company expects to finance this purchase with existing cash on hand and expects to close escrow in the first quarter of 2018. This building will be used for the Company’s Symbeo business franchise, which consists of the Company’s provider reimbursement and scanning services.

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

As of December 31, 2017, the Company had $53.6 million in cash and cash equivalents, invested primarily in short-term, interest-bearing, highly liquid investment-grade securities with maturities of 90 days or less.

In September 2017, the Company renewed its line of credit agreement with a financial institution, which provides a revolving credit facility with borrowing capacity of up to $10 million. Borrowings under this credit agreement, as amended, bear interest, at the Company’s option, at a fixed LIBOR-based rate plus 1.00% or at a fluctuating rate determined by the financial institution to be 1.00% above the daily one-month LIBOR rate. The loan covenants require the Company to maintain a current assets to liabilities ratio of at least 1.25:1, maintain a current debt to tangible net worth ratio not greater than 1.25:1 and have positive net income. The Company is in compliance with all these covenants under the credit agreement. There were no outstanding revolving loans as of December 31, 2017, but letters of credit in the aggregate amount of $4.5 million have been issued separate from the line of credit and therefore do not reduce the amount of borrowings available under the revolving credit facility. The renewed credit agreement expires in September 2018.

Operating Activities

Nine months ended December 31, 2016 compared to nine months ended December 31, 2017

Net cash provided by operating activities increased from $36.5 million in the nine months ended December 31, 2016 to $49.9 million in the nine months ended December 31, 2017, an increase of $13.4 million. The increase in cash flow from operating activities was primarily due to an increase in net income of $5.2 million and an increase of $4.3 million in accrued bonus due to the timing of the annual bonus payment for fiscal year 2017. Additionally, there was an increase of $3.6 million in deferred revenue due to an increase in TPA services revenue.

Investing Activities

Nine months ended December 31, 2016 compared to nine months ended December 31, 2017

Net cash flow used in investing activities was $17.4 million in the nine months ended December 31, 2016 and $16.3 million in the nine months ended December 31, 2017. Capital purchases were $17.2 million for the nine months ended December 31, 2016 and $16.3 million for the nine months ended December 31, 2017.

Financing Activities

Nine months ended December 31, 2016 compared to nine months ended December 31, 2017

Net cash flow provided by financing activities was $13.1 million for the nine months ended December 31, 2016 and net cash flow used by financing activities was $8.6 million for the nine months ended December 31, 2017, a decrease of $4.5 million. The change is primarily due to the Company’s stock repurchase program activity.

Contractual Obligations

The following table summarizes the Company’s contractual obligations outstanding as of December 31, 2017:

	Payments Due by Period
		Within One	Between One and	Between Three and	More than
	Total	Year	Three Years	Five Years	Five Years
Operating leases	$57,823,000	$14,527,000	$20,780,000	$14,289,000	$8,227,000
Uncertain tax positions	1,539,000	1,539,000	—	—	—
Commitment to purchase building	5,790,000	5,790,000	—	—	—
Software licenses	1,746,000	1,746,000	—	—	—
Total	$66,898,000	$23,602,000	$20,780,000	$14,289,000	$8,227,000

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

The Company must make significant judgments and estimates in determining contractual and bad debt allowances in any accounting period. One significant uncertainty inherent in the Company’s analysis is whether its past experience will be indicative of future periods. Although the Company considers future projections when estimating contractual and bad debt allowances, the Company ultimately makes its decisions based on the best information available to it at the time the decision is made. Adverse changes in general economic conditions or trends in reimbursement amounts for the Company’s services could affect the Company’s contractual and bad debt allowance estimates, collection of accounts receivable, cash flows, and results of operations. No one customer accounted for 10% or more of accounts receivable at March 31, 2017 or December 31, 2017.

Goodwill and Long-Lived Assets:    Goodwill arising from business combinations represents the excess of the purchase price over the estimated fair value of the net assets of the acquired business. Pursuant to ASC 350-10 through ASC 350-30, “Goodwill and Other Intangible Assets,” goodwill is tested annually for impairment or more frequently if circumstances indicate the potential for impairment. Also, management tests for impairment of the Company’s amortizable intangible assets and long-lived assets annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The impairment test is conducted at the company level. The measurement of fair value is based on an evaluation of market capitalization and is further tested using a multiple of earnings approach. In projecting the Company’s cash flows, management considers industry growth rates and trends and cost structure changes. Based on the Company’s tests and reviews, no indicators of impairment of its goodwill, intangible assets, or other long-lived assets existed at December 31, 2017. However, future events or changes in current circumstances could affect the recoverability of the carrying value of goodwill and long-lived assets. Should an asset be deemed impaired, an impairment loss would be recognized to the extent the carrying value of the asset exceeded its estimated fair value.

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

Recent Accounting Standards Update

On May 28, 2014, the FASB issued ASU 2014-09 regarding ASC Topic 606, “Revenue from Contracts with Customers”. This standard provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB approved a one-year delay of the effective date of this new revenue recognition standard. The guidance will now be effective for our fiscal year beginning April 1, 2018. We are currently evaluating the accounting, transition and disclosure requirements of the standard. Based on the analyses we have completed thus far, which includes analyzing our standard contracts from which we derive the majority of our revenues, we anticipate that the ASU will not have a significant impact on our consolidated financial statements. However, we are currently reviewing our existing non-standard customer contracts, and as a result, the impact of the ASU adoption on this portion of our revenues cannot yet be reasonably estimated. We expect the new standard will, however, require more extensive revenue-related disclosures.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases”, which sets out the principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for using an approach that is similar to the existing guidance for operating leases. The standard is effective April 1, 2019, with early adoption permitted. The standard is to be applied using a modified retrospective transition method. This will place all outstanding lease commitments on our balance sheet as liabilities with an offsetting right to use asset. We are currently evaluating the impact of adoption on our consolidated financial position, results of operations, and cash flows, and believe that the new standard will have a material impact on our consolidated balance sheet.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows”, which reduces diversity in the practice of how certain transactions are classified in the statement of cash flows. The new guidance is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted. The adoption of this guidance will not have a material impact on our consolidated financial statements. We are currently reviewing the standard and anticipates updates to certain disclosures related to restricted cash as a result of implementation.

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

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2017, the Company held no market risk sensitive instruments for trading purposes, and the Company did not employ any derivative financial instruments, other financial instruments, or derivative commodity instruments to hedge any market risk. The Company had no debt outstanding as of December 31, 2017, and therefore, had no market risk related to debt.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2017, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Effective January 1, 2018, Kenneth S. Cragun replaced Richard J. Schweppe as the Company’s Chief Financial Officer, and a Form 8-K was filed. Certain control responsibilities have been reassigned to certain key personnel within the Company. We have reviewed and will continue to monitor our internal controls to make sure there is no adverse impact. There have been no other changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Matters relating to the Tax Cuts and Jobs Act, including future changes in tax laws, rules and regulations, disagreements with taxing authorities and imposition of new taxes, could adversely affect our results of operations and financial condition.

On December 22, 2017, the Tax Cuts and Jobs Act was enacted into law. Among numerous provisions included in the new law was the reduction of the corporate federal income tax rate from 35% to 21% effective January 1, 2018. As a result of this federal income tax rate change, during the quarter ended December 31, 2017, we reported an effective tax rate of 5%. However, we continue to analyze and assess the impact of the Tax Cuts and Jobs Act and believe that its impact on our business may not be fully known for some time. During the quarter ended December 31, 2017, we applied the newly enacted corporate federal income tax rate to the remeasurement of U.S. deferred tax assets and liabilities resulting in a tax benefit of $3.0 million. The decrease in net deferred tax liabilities was reasonably estimated and based on the tax rates at which they are expected to reverse in the future. The final impact may differ, possibly materially, due to, among other things, changes in interpretations, assumptions made by us, the issuance of federal tax regulations and guidance, and actions we may take as a result of the Tax Cuts and Jobs Act. Taking into account the change in the statutory federal rate as well as other permanent items, we expect our effective combined federal and state tax rate will be approximately 25% to 26% for the fiscal year beginning April 1, 2018. This expected effective rate assumes projected financial results consistent with recent trends and applies the new statutory rate and the impact of the Tax Cuts and Jobs Act relative to permanent differences between book and tax income. If our assumption that projected financial results will be consistent with recent trends turns out to be incorrect, our effective combined federal and state tax rate could be higher for the fiscal year beginning April 1, 2018. In the absence of guidance on various uncertainties and ambiguities in the application of certain provisions of the Tax Cuts and Jobs Act, we will use what we believe are reasonable interpretations and assumptions in applying the Tax Cuts and Jobs Act, but it is possible that the U.S. Department of Treasury could issue subsequent rules and regulations, or the Internal Revenue Service could issue subsequent guidance or take positions on audit, that differ from our prior interpretations and assumptions, which could have a material adverse effect on our cash, tax assets and liabilities, results of operations, and financial condition.

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

Item 3 – Defaults Upon Senior Securities – None.

Item 4 – Mine Safety Disclosures – Not applicable.

Item 5 – Other Information

On November 2, 2017, we granted performance options to our President, Michael G. Combs, our Chief Marketing Officer, Diane J. Blaha, our Senior Vice President of Risk Management Services, Michael D. Saverien, and our Chief Information Officer, Maxim Shishin, to purchase 17,000 shares, 5,000 shares, 10,000 shares and 8,000 shares, respectively, of our common stock under and pursuant to the terms of our Restated Omnibus Incentive Plan (Formerly the Restated 1988 Executive Stock Option Plan). These performance stock options will vest based on the achievement of certain performance criteria, approved by our Board of Directors and Compensation Committee, relating to certain earnings per share targets in calendar years 2018, 2019 and 2020. The exercise price of the options equaled the closing price of our common stock as quoted by the Nasdaq Global Select Market on the date of grant.

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

10.1†	Stock Option Agreement dated November 2, 2017 by and between CorVel Corporation and Michael G. Combs, providing for performance vesting.

10.2† 10.3† 10.4†

Stock Option Agreement dated November 2, 2017 by and between CorVel Corporation and Diane J. Blaha, providing for performance vesting.

Stock Option Agreement dated November 2, 2017 by and between CorVel Corporation and Michael D. Saverien, providing for performance vesting.

Stock Option Agreement dated November 2, 2017 by and between CorVel Corporation and Maxim Shishin, providing for performance vesting.

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

101.0 †

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2017, and March 31, 2017; (ii) Consolidated Statements of Income for the three and nine months ended December 31, 2016 and 2017; (iii) Consolidated Statements of Cash Flows for the nine months ended December 31, 2016 and 2017; and (iv) Notes to Consolidated Financial Statements.

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

CORVEL CORPORATION

By:	/s/ V. Gordon Clemons
V. Gordon Clemons, Chairman of the Board and Chief Executive Officer

By:	/s/ Kenneth S. Cragun
Kenneth S. Cragun, Chief Financial Officer

February 2, 2018