Form 10-K
period 2018-03-31
CORVEL CORP
filed 2018-06-08
CIK 874866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2018

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

Fcyber

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

As of September 30, 2017, the aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates of the Registrant was approximately $513,053,000 based on the closing price per share of $54.40 for the Registrant’s common stock as reported on the Nasdaq Global Select Market on such date multiplied by 9,431,130 shares (total outstanding shares of 18,824,953 less 9,393,823 shares held by affiliates) of the Registrant’s common stock which were outstanding on such date.  For the purposes of the foregoing calculation only, all of Registrant’s directors, executive officers and persons known to the Registrant to hold ten percent or greater of the Registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s Common Stock outstanding as of June 5, 2018 was 18,945,318.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Items 10 through 14 of Part III of this Form 10-K, to the extent not set forth herein, is incorporated herein by reference to portions of the Registrant’s definitive proxy statement for the Registrant’s 2018 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended March 31, 2018.  Except with respect to the information specifically incorporated by reference in this Form 10-K, the Registrant’s definitive proxy statement is not deemed to be filed as a part of this Form 10-K.

CORVEL CORPORATION

2018 FORM 10-K ANNUAL REPORT

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, but not limited to, the statements about our plans, strategies and prospects in Part I, Item 1, “Business”, Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this annual report.  Words such as “expects”, “anticipates”, “intends”, “plans”, “predicts”, “believes”, “seeks”, “estimates”, “potential”, “continue”, “strive”, “ongoing”, “may”, “will”, “would”, “could”, and “should”, and variations of these words or similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on management’s current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by management, and we can give no assurance that we will achieve our plans, intentions or expectations. Certain important factors could cause actual results to differ materially from the forward-looking statements we make in this annual report. Representative examples of these factors include (without limitation):

•	General industry and economic conditions, including a decreasing number of national claims due to decreasing number of injured workers;
•	Cost of capital and capital requirements;
•	Competition from other managed care companies;
•	The Company’s ability to renew and/or maintain contracts with its customers on favorable terms or at all;
•	The ability to expand certain areas of the Company’s business;
•	Changes in interpretations or applications of the Tax Cuts and Jobs Act through regulations and guidance that may be issued by the U.S. Department of the Treasury:
•	Possible litigation and legal liability in the course of operations, and the Company’s ability to settle or otherwise resolve such litigation;
•	The ability of the Company to produce market-competitive software;
•	Increases in operating expenses, including employee wages, benefits and medical inflation;
•	Changes in regulations affecting the workers’ compensation, insurance and healthcare industries in general;
•	Governmental and public policy changes, including, but not limited to, legislative and administrative law and rule implementation or change;
•	The ability to attract and retain key personnel;
•	Shifts in customer demands;
•	The availability of financing in the amounts, at the times, and on the terms necessary to support the Company’s future business;
•	The impact of recently issued accounting standards on the Company’s consolidated financial statements; and
•	Growth in the Company’s sale of third party administrator (“TPA”) services.

Part I, Item 1A of this annual report, “Risk Factors”, discusses these and other important risk factors that may affect our business, results of operations and financial condition. The factors listed above and the factors described in Part I, Item 1A of this annual report, “Risk Factors”, and similar discussions in our other filings with the Securities and Exchange Commission are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could have material adverse effects on our future results.  Investors should consider these factors before deciding to make or maintain an investment in our securities.  The forward-looking statements included in this annual report are based on information available to us as of the date of this annual report. We expressly disclaim any intent or obligation to update any forward-looking statements to reflect subsequent events or circumstances.

PART I

Item 1. Business.

INTRODUCTION

CorVel is a national provider of workers’ compensation solutions for employers, third party administrators, insurance companies, and government agencies seeking to control costs and promote positive outcomes.  The Company applies technology, intelligence, and a human touch to the challenges of risk management so that its customers can intervene early and often while being connected to the critical intelligence they need to proactively manage risk.  CorVel specializes in applying advanced communication and information technology to improve healthcare management for workers’ compensation, group health, automobile and liability insurance claims management.  With a technology platform at its core, the Company’s connected solution is delivered by a national team of associates who are committed to helping customers deliver programs that meet their organization’s performance goals.

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

FISCAL 2018 DEVELOPMENTS

Company Stock Repurchase Program

During fiscal 2018, the Company continued to repurchase shares of its common stock under a plan originally approved by the Company’s Board of Directors in 1996. In February 2017, the Company’s Board of Directors increased the number of shares of common stock authorized to be repurchased over the life of the plan by 1,000,000 shares of common stock to 36,000,000 shares of common stock. During fiscal 2018, the Company spent $11 million to repurchase 249,245 shares of its common stock. Since commencing this program in the fall of 1996, the Company has repurchased 34,881,079 shares of its common stock through March 31, 2018, at a cost of $431 million. These repurchases were funded primarily from the Company’s operating cash flows.

Appointment of President

Mr. Michael Combs was appointed as as President of the Company effective April 1, 2017.

Purchase of Building

During fiscal 2018, the Company entered into a purchase agreement to acquire a 32,000 square foot building located in Milwaukie, Oregon at a purchase price of $5.8 million.  This building will be used for the Company’s Symbeo business franchise, which consists of the Company’s provider reimbursement and scanning services.

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

Bill Review

Many states have adopted fee schedules, which regulate the maximum allowable fees payable under workers’ compensation for procedures performed by a variety of health treatment providers. Developed in 1989, CorVel’s proprietary bill review and claims management technology automates the review process to provide customers with a faster turnaround time, more efficient bill review and higher total savings. CorVel’s artificial intelligence engine includes over 102 million individual rules, which creates a comprehensive review process that is more efficient than traditional manual bill review processes.

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

CERiS®

CERiS, CorVel’s enhanced review program, identifies and adjusts medical claims using multiple services for varying needs within our insurers and third party administrator’s medical payments.  The services range from hospital itemization review to make sure the charges are correct, repricing of claims using multi-variant methods, to code correction and negotiations for out of network claims.

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

Scanning Services

We continue to leverage our scanning technologies, which include scanning, optical character recognition, and document management services. We continue to expand our existing office automation service line and all offices are selling scanning and document management. We have added scanning operations to most of the Company’s larger offices around the country, designating them “Capture Centers.” Our scanning service also offers a web interface (www.onlinedocumentcenter.com) providing immediate access to documents and data called the Online Document Center (known as ODC). Secure document review, approval, transaction workflow and archival storage are available at subscription-based pricing.

CorVel has branded its provider reimbursement and scanning services under the name SymbeoSM.

Pharmacy Services

CorVel provides patients with a full-feature pharmacy program that offers formulary management, discounted prescriptions, drug interaction monitoring, utilization management and eligibility confirmation. Our pharmacy network of nationally recognized pharmacies provides savings off the retail price of prescriptions associated with a workers’ compensation claim. The Company’s pharmacy services program includes preferred access to a national pharmacy network, streamlined processing for pharmacies at point of sale, first fill and next fill programs, out-of-network management, medication review services and clinical modeling.

Directed Care Services

CorVel offers a national directed care network that provides access to specialty medical services, which may be required to support an injured worker’s medical treatment plan.  CorVel has contracted with medical imaging, physical therapy, diagnostics and ancillary service networks to offer convenient access, timely appointments and preferred rates for these services. The Company manages the entire coordination of care from appointment scheduling through reimbursement, working to achieve timely recovery and increased savings. The Company has directed care networks for CT and MRI, diagnostic imaging, physical and occupational therapy, independent medical evaluations, durable medical equipment and transportation and translation.

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

Patient Management Services

CorVel offers a unique approach to patient management. Patient management services include claims management and all services sold to claims management customers, case management, 24/7 nurse triage, utilization management, vocational rehabilitation, and life care planning.  This integrated service model controls claims costs by advocating medical management at the onset of the injury to decrease administrative costs and to shorten the length of the disability. This automated solution offers a personalized treatment program for each injured worker, using precise treatment protocols to meet the changing needs of patients on an ongoing basis.  The Company offers these services on a stand-alone basis or as an integrated component of its medical cost containment services.

Claims Management

CorVel has been a TPA offering claims management services since January 2007. The Company serves customers in the self-insured and commercially-insured markets. Incidents and injuries are reported through a variety of intake methods that include a 24/7 nurse triage call center, website, mobile applications, toll-free call centers and traditional methods of paper and fax reporting. The reported incidents and injuries are immediately processed by CorVel’s proprietary rules engine, which provides alerts and recommendations throughout the life of a claim. This technology instantly assigns the claimant an expert claims professional, while simultaneously determining if a claim requires any immediate attention for triage.

Through this service, the Company serves customers in the self-insured or commercially-insured market through alternative loss funding methods, and provides them with a complete range of services, including claims administration, case management, and medical bill review. In addition to the field investigation and evaluation of claims, the Company also may provide initial loss reporting services for claims, loss mitigation services such as medical bill review and vocational rehabilitation, administration of trust funds established to pay claims and risk management information services.

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

Vocational Rehabilitation

CorVel’s Vocational Rehabilitation program is designed for injured workers needing assistance returning to work or retaining employment. This comprehensive suite of services helps employees who are unable to perform previous work functions and who face the possibility of joining the open labor market to seek re-employment. These services are available unbundled on an integrated basis as dictated by the requirement of each case and customer preference, or by individual statutory requirements. Vocational rehabilitation services include: ergonomic assessments, rehabilitation plans, transferable skills analysis, labor market services, job seeking skills, resumé development, job analysis and development, job placement, career counseling and expert testimony.

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

Disability Management

CorVel’s disability management programs offer a continuum of services for short and long-term disability coverages that advocate an employee’s early return to work. Disability management services include: absence reporting, disability evaluations, national preferred provider organizations, independent medical examinations, utilization review, medical case management, return-to-work coordination and integrated reporting.

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

CareMC®

CareMC (www.caremc.com) is CorVel’s application platform which offers customers direct and immediate access to the Company’s primary service lines.  CareMC allows for electronic communication and reporting between providers, payers, employers and patients. Features of the website include: report an incident/injury, request for service, appointment scheduling, online bill review, claims information management, treatment calendar, medical bill adjudication and automated provider reimbursement.

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

INDUSTRY, CUSTOMERS AND MARKETING

CorVel serves a diverse group of customers that include insurers, third party administrators, self-administered employers, government agencies, municipalities, state funds, and numerous other industries. CorVel is able to provide workers’ compensation services to virtually any size employer and in any state or region of the United States. No single customer of the Company represented more than 10% of revenues in fiscal 2018, 2017 or 2016. Many claims management decisions in workers’ compensation are the responsibility of the local claims office of national or regional insurers. The Company’s national branch office network enables the Company to market and offer its services at both a local and national account level. The Company has placed increasing emphasis on national account marketing. The sales and marketing activities of the Company are conducted primarily by account executives located in key geographic areas.

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

There has been unprecedented acceleration in technology in the past few years. The proliferation of smart phones and tablet computers allows the Company’s customers to stay connected at any time, from anywhere. This capability provides immediate access and begins to present business opportunities that were previously predicated on a less connected environment. The Company continues to leverage the new wave of technology in order to connect all of the parties involved in the workers' compensation process in ways that were unimaginable in the past. As with general health, according to the National Council on Compensation Insurance, the workers’ compensation line continues to migrate to being a medical management business, with policymakers, employers, and carriers struggling to manage and control the costs of medical care.  The Company will continue to focus the execution of its strategy on providing industry leading claims management and cost containment solutions to the market.

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

EMPLOYEES

As of March 31, 2018, CorVel had 3,788 employees, including nurses, therapists, counselors and other employees. No employees are represented by any collective bargaining unit. Management believes the Company’s relationship with its employees to be good.

FINANCIAL INFORMATION ABOUT SEGMENT AND GEOGRAPHIC AREAS

Refer to Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations”, and Note 13, “Segment Reporting”, to our consolidated financial statements in Part IV of this annual report for information on our reportable operating segment and geographic areas.

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

In 1996, out Board of Directors authorized a stock repurchase program and, since then, has periodically increased the number of shares authorized for repurchase under the repurchase program.  The most recent increase occurred in February 2017 and brought the number of shares authorized for repurchase over the life of the program to 36,000,000 shares. There is no expiration date for the repurchase program. The timing and actual number of shares repurchased, if any, depend on a variety of factors including the timing of open trading windows, price, corporate and regulatory requirements, and other market conditions. The program may be suspended or discontinued at any time without prior notice. Repurchases pursuant to our stock repurchase program could affect our stock price and increase its volatility. The existence of a stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, repurchases under our stock repurchase program will diminish our cash reserves, which could impact our ability to pursue possible future strategic opportunities and acquisitions and could result in lower overall returns on our cash balances. There can be no assurance that any further stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares of stock. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

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

Within the past few years, as the labor market has become less labor intensive and more service oriented, there are fewer work-related injuries.  Additionally, employers are being more proactive to prevent injuries.  If declines in workers’ compensation costs occur in many states and persist over the long-term, it would have a material adverse impact on our business, financial condition and results of operations.

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

On December 22, 2017, the Tax Cuts and Jobs Act was enacted into law. Among numerous provisions included in the new law was the reduction of the corporate federal income tax rate from 35% to 21% effective January 1, 2018. As a result of this federal income tax rate change, during the quarter ended December 31, 2017, we reported an effective tax rate of 5%. However, we continue to analyze and assess the impact of the Tax Cuts and Jobs Act and believe that its impact on our business may not be fully known for some time. During the quarter ended December 31, 2017, we applied the newly enacted corporate federal income tax rate to the remeasurement of U.S. deferred tax assets and liabilities resulting in a tax benefit of $3.0 million. The decrease in net deferred tax liabilities was reasonably estimated and based on the tax rates at which they are expected to reverse in the future. The final impact may differ, possibly materially, due to, among other things, changes in interpretations, assumptions made by us, the issuance of federal tax regulations and guidance, and actions we may take as a result of the Tax Cuts and Jobs Act. Taking into account the change in the statutory federal rate as well as other permanent items, we expect our effective combined federal and state tax rate will be approximately 24% to 26% for the fiscal year beginning April 1, 2018. This expected effective rate assumes projected financial results consistent with recent trends and applies the new statutory rate and the impact of the Tax Cuts and Jobs Act relative to permanent differences between book and tax income. If our assumption that projected financial results will be consistent with recent trends turns out to be incorrect, our effective combined federal and state tax rate could be higher for the fiscal year beginning April 1, 2018. In the absence of guidance on various uncertainties and ambiguities in the application of certain provisions of the Tax Cuts and Jobs Act, we will use what we believe are reasonable interpretations and assumptions in applying the Tax Cuts and Jobs Act, but it is possible that the U.S. Department of Treasury could issue subsequent rules and regulations, or the Internal Revenue Service could issue subsequent guidance or take positions on audit, that differ from our prior interpretations and assumptions, which could have a material adverse effect on our cash, tax assets and liabilities, results of operations, and financial condition.

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

Our operations are directly affected in the short term by the weather conditions in certain regions of operation. Therefore our business is sensitive to the weather conditions of these regions. Unusually inclement weather, including significant rain, snow, sleet, freezing rain, or ice can temporarily affect our operations if customers are forced to close operational centers.  Accordingly, our operating results may vary from quarter to quarter, depending on the impact of these weather conditions.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company’s principal executive office is located in Irvine, California in approximately 13,000 square feet of leased space. The lease expires in January 2020. The Company leases approximately 84 branch offices in 43 states, which range in size from 200 square feet up to 59,000 square feet. The lease terms for the branch offices range from monthly to 10 years and expire at various dates through 2028. The Company owns a 32,000 square foot building located in Milwaukie, Oregon. The Company believes that its facilities are adequate for its current needs and that suitable additional space will be available as required.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol CRVL. The quarterly high and low per share sales prices for the Company’s common stock for fiscal years 2018 and 2017 as reported by NASDAQ are set forth below for the periods indicated.  These prices represent prices among dealers, do not include retail markups, markdowns or commissions, and may not represent actual transactions.

	High	Low
Fiscal Year Ended March 31, 2018:
Quarter Ended June 30, 2017:	$49.50	$40.70
Quarter Ended September 30, 2017:	55.95	45.01
Quarter Ended December 31, 2017:	61.20	51.80
Quarter Ended March 31, 2018:	56.60	46.45
Fiscal Year Ended March 31, 2017:
Quarter Ended June 30, 2016:	$53.19	$38.86
Quarter Ended September 30, 2016:	47.48	35.60
Quarter Ended December 31, 2016:	38.65	31.00
Quarter Ended March 31, 2017:	43.75	36.00

Holders. As of June 5, 2018, there were approximately 1,016 holders of record of the Company’s common stock according to the information provided by the Company’s transfer agent.

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

Unregistered Sales of Equity Securities. None.

Issuer Purchases of Equity Securities. None.

In 1996, the Company’s Board of Directors authorized a stock repurchase program initially for up to 100,000 shares of the Company’s common stock. The Company’s Board of Directors has periodically increased the number of shares of common stock authorized for repurchase under the program.  In February 2017, the Company’s Board of Directors increased the number of shares of common stock authorized to be repurchased over the life of the program by 1,000,000 shares of common stock to 36,000,000 shares of common stock.  As of March 31, 2018, the Company has repurchased 34,881,079 shares of its common stock over the life of the program.  There is no expiration date for the program.

STOCK PERFORMANCE GRAPH

The graph depicted below shows a comparison of cumulative total stockholder returns for the Company, the NASDAQ and the NASDAQ Health Services Index over a five year period beginning on March 31, 2013. The data depicted on the graph are as set forth in the chart below the graph. The graph assumes that $100 was invested in the Company’s Common Stock on March 31, 2013, and in each index, and that all dividends were reinvested. No cash dividends have been paid or declared on the Common Stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

CorVel Stock Performance Graph
300.00
200.00
100.00
-
March 31, 2013
March 31, 2014
March 31, 2015
March 31, 2016
March 31, 2017
March 31, 2018
CorVel
Nasdaq U.S.
Nasdaq Health

	2013	2014	2015	2016	2017	2018
CorVel Corporation	100.00	201.09	139.06	159.30	175.79	204.28
U.S. NASDAQ	100.00	128.51	149.99	149.04	180.92	216.17
U.S. NASDAQ Healthcare Services	100.00	138.78	187.77	151.03	167.68	185.72

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates. We do not hold or issue financial instruments for trading purposes.

Interest rate sensitivity

We are exposed to interest rate risks primarily through borrowing under our credit facility. Interest on our borrowings is based upon variable rates. We did not have any outstanding borrowings on our credit facility as of March 31, 2018, March 31, 2017, or March 31, 2016. Interest income from cash equivalents is not material and is partially offset by interest expense, which represents interest from borrowings, if any, and various fees associated with the credit facility.

Item 8. Financial Statements and Supplementary Data.

The Company’s consolidated financial statements, as listed under Item 15, appear in a separate section of this annual report, and are incorporated herein by this reference.  The financial statement schedule is included below under Item 15(a)(2).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control—Integrated Framework. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of March 31, 2018 to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Our independent registered public accounting firm, Haskell & White LLP, has issued an audit report on the effectiveness of our internal control over financial reporting as of March 31, 2018 as stated in their report that is included in Part II, Item 8 herein.

Changes to Internal Control over Financial Reporting

During the quarter ended March 31, 2018, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

On June 4, 2018, our Compensation Committee, in exercising its discretionary authority pursuant to the terms of all of our outstanding performance stock options, including those held by our officers, amended such stock options granted since 2015 to adjust upward all of the target earnings per share amounts.  Our Compensation Committee made such adjustments because it deemed them equitable to recognize the anticipated impact of the changes in tax laws under the Tax Cuts and Jobs Act that was signed into law on December 22, 2017.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information in the sections titled “Proposal One: Election of Directors,” “Corporate Governance, Board Composition and Board Committees,” “Executive Officers of CorVel,” and “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the Company’s Definitive Proxy Statement for the 2018 Annual Meeting of Stockholders is incorporated herein by reference.

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

Item 11. Executive Compensation.

The information in the sections titled “Executive Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” and “Compensation of Directors,” appearing in the Company’s Definitive Proxy Statement for the 2018 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information in the sections titled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matter” and “Equity Compensation Plan Information” appearing in the Company’s Definitive Proxy Statement for the 2018 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13. Certain Relationships and Related Party Transactions, and Director Independence.

The information in the sections titled “Certain Relationships and Related Person Transactions,” “Proposal One: Election of Directors,” and “Corporate Governance, Board Composition and Board Committees” appearing in the Company’s Definitive Proxy Statement for the 2018 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services.

The information under the captions “Principal Accountant Fees and Services”, “Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors” and “Ratification of Appointment of Independent Auditors” appearing in the Company’s Definitive Proxy Statement for the 2018 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedule.

(a)(1) Financial Statements:

The Company’s financial statements appear in a separate section of this annual report, beginning on the pages referenced below:

(2) Financial Statement Schedule:

The Company’s consolidated financial statements, as listed under Item 15(a)(1), appear in a separate section of this annual report and are incorporated herein by this reference. The Company’s financial statement schedule is as follows:

Schedule II — Valuation and Qualifying Accounts

	Balance at Beginning of Year	Additions Charged to Cost and Expenses	Deductions	Balance at End of Year
Allowance for doubtful accounts:
Fiscal Year Ended March 31, 2018:	$3,001,000	$2,559,000	$(1,009,000)	$4,551,000
Fiscal Year Ended March 31, 2017:	1,821,000	2,335,000	(1,155,000)	3,001,000
Fiscal Year Ended March 31, 2016:	1,645,000	1,357,000	(1,181,000)	1,821,000

(3) Exhibits:

EXHIBITS

Exhibit No.	Title	Method of Filing

3.1	Amended and Restated Certificate of Incorporation of the Company	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 10, 2011.

3.2	Amended and Restated Bylaws of the Company	Incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 filed on August 14, 2006.

3.3	Certificate of Designation Increasing the Number of Shares of Series A Junior Participating Preferred Stock	Incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed on November 24, 2008.

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

Incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K filed on November 24, 2008.

10.1*	Nonqualified Stock Option Agreement between V. Gordon Clemons, the Company and North Star together with all amendments and addendums thereto (P) Paper filing	Incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 Registration No. 33-40629 initially filed on May 16, 1991.

10.2*	Supplementary Agreement between V. Gordon Clemons, the Company and North Star (P) Paper filing	Incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 Registration No. 33-40629 initially filed on May 16, 1991.

10.3*	Amendment to Supplementary Agreement between V. Gordon Clemons, the Company and North Star (P) Paper filing	Incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1992 filed on June 29, 1992.

10.4*	Restated Omnibus Incentive Plan (Formerly The Restated 1988 Executive Stock Option Plan)	Incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 filed on November 5, 2015.

10.5*	Forms of Notice of Grant of Stock Option, Stock Option Agreement and Notice of Exercise Under the Restated Omnibus Incentive Plan (Formerly The Restated 1988 Executive Stock Option)

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

10.6*	Employment Agreement of V. Gordon Clemons (P) Paper filing	Incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 Registration No. 33-40629 initially filed on May 16, 1991.

Exhibit No.	Title	Method of Filing

10.7*	Restated 1991 Employee Stock Purchase Plan, as amended	Incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 filed on November 5, 2015.

10.8	Fidelity Master Plan for Savings and Investment, and amendments (P) Paper filing	Incorporated herein by reference to Exhibits 10.16 and 10.16A to the Company’s Registration Statement on Form S-1 Registration No. 33-40629 initially filed on May 16, 1991.

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

Incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K filed on November 24, 2008.

10.10	Credit Agreement dated May 28, 2009 by and between CorVel Corporation and Wells Fargo Bank, National Association.	Incorporated herein by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed on June 4, 2009.

10.11	Revolving Line of Credit Note dated May 28, 2009 by CorVel Corporation in favor of Wells Fargo Bank, National Association.	Incorporated herein by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed on June 4, 2009.

10.12	First Amendment to Credit Agreement dated June 2, 2010 by and between CorVel Corporation and Wells Fargo Bank, National Association.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 7, 2010.

10.13	Revolving Line of Credit Note dated June 2, 2010 by CorVel Corporation in favor of Wells Fargo Bank, National Association.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 7, 2010.

10.14*	Stock Option Agreement dated December 6, 2010 between the company and Diane J. Blaha, providing performance vesting.	Incorporated herein by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014 filed on June 12, 2014.

10.15	Second Amendment to Credit Agreement dated September 1, 2011 by and between CorVel Corporation and Wells Fargo Bank, National Association.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 31, 2011.

10.16	Revolving Line of Credit Note dated September 1, 2011 by CorVel Corporation in favor of Wells Fargo Bank, National Association.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 31, 2011.

10.17*	Stock option agreement dated November 3, 2011, between the Company and Diane J. Blaha, providing performance vesting.	Incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015 filed on June 11, 2015.

10.18	Third Amendment to Credit Agreement dated September 1, 2012 by and between CorVel Corporation and Wells Fargo Bank, National Association.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 7, 2012.

10.19	Revolving Line of Credit Note dated September 1, 2012 by CorVel Corporation in favor of Wells Fargo Bank, National Association.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 7, 2012.

Exhibit No.	Title	Method of Filing

10.20*	Stock option agreement dated March 1, 2013, between the Company and V. Gordon Clemons, providing performance vesting.	Incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016 filed on June 10, 2016.

10.21*	Stock option agreement dated March 1, 2013, between the Company and Scott McCloud, providing performance vesting.	Incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016 filed on June 10, 2016.

10.22*	Stock option agreement dated March 1, 2013, between the Company and Donald C. McFarlane, providing performance vesting.	Incorporated herein by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016 filed on June 10, 2016.

10.23*	Stock option agreement dated March 1, 2013, between the Company and Diane J. Blaha, providing performance vesting.	Incorporated herein by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016 filed on June 10, 2016.

10.24	Fourth Amendment to Credit Agreement dated September 1, 2013 by and between CorVel Corporation and Wells Fargo Bank, National Association.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 5, 2013.

10.25	Revolving Line of Credit Note dated September 1, 2013 by CorVel Corporation in favor of Wells Fargo Bank, National Association.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 5, 2013.

10.26*	Stock option agreement dated November 4, 2013, between the Company and Scott McCloud, providing performance vesting.	Incorporated herein by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2017 field on June 9, 2017.

10.27*	Stock option agreement dated November 4, 2013, between the Company and Donald C. McFarlane, providing performance vesting.	Incorporated herein by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2017 field on June 9, 2017.

10.28*	Stock option agreement dated November 4, 2013, between the Company and Diane J. Blaha, providing performance vesting.	Incorporated herein by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2017 field on June 9, 2017.

10.29*	Stock option agreement dated November 4, 2013, between the Company and Richard J. Schweppe, providing performance vesting.	Incorporated herein by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2017 field on June 9, 2017.

10.30*	Stock option agreement dated March 1, 2013, between the Company and Richard J. Schweppe, providing performance vesting.	Incorporated herein by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016 filed on June 10, 2016.

10.31	Fifth Amendment to Credit Agreement dated September 1, 2014 by and between CorVel Corporation and Wells Fargo Bank, National Association.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 5, 2014.

10.32	Revolving Line of Credit Note dated September 1, 2014 by CorVel Corporation in favor of Wells Fargo Bank, National Association.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 5, 2014.

10.33*†	Stock option agreement dated November 10, 2014, between the Company and Richard J. Schweppe, providing performance vesting.	Refiled herewith.

10.34*†	Stock option agreement dated November 10, 2014, between the Company and Diane J. Blaha, providing performance vesting.	Refiled herewith.

10.35	Sixth Amendment to Credit Agreement dated September 1, 2015 by and between CorVel Corporation and Wells Fargo Bank, National Association.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 4, 2015.

Exhibit No.	Title	Method of Filing

10.36	Revolving Line of Credit Note dated September 1, 2015 by CorVel Corporation in favor of Wells Fargo Bank, National Association.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 4, 2015.

10.37*†	Stock option agreement dated November 10, 2015, between the Company and Richard J. Schweppe, providing performance vesting.	Refiled herewith.

10.38*†	Stock option agreement dated November 10, 2015, between the Company and Michael G. Combs, providing performance vesting.	Refiled herewith.

10.39*†	Stock option agreement dated November 10, 2015, between the Company and Diane J. Blaha, providing performance vesting.	Refiled herewith.

10.40	Seventh Amendment to Credit Agreement dated September 1, 2016 by and between CorVel Corporation and Wells Fargo Bank, National Association.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 2, 2016.

10.41	Revolving Line of Credit Note dated September 1, 2016 by CorVel Corporation in favor of Wells Fargo Bank, National Association.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 2, 2016.

10.42*†	Stock option agreement dated November 3, 2016 between the Company and Michael G. Combs, providing for performance vesting.	Refiled herewith.

10.43*†	Stock option agreement dated November 3, 2016 between the Company and Diane J. Blaha, providing for performance vesting.	Refiled herewith.

10.44*†	Stock option agreement dated November 3, 2016 between the Company Richard J. Schweppe, providing for performance vesting.	Refiled herewith.

10.45	Eighth Amendment to Credit Agreement dated September 1, 2017 by and between CorVel Corporation and Wells Fargo Bank, National Association.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 5, 2017.

10.46	Revolving Line of Credit Note dated September 1, 2017 by CorVel Corporation in favor of Wells Fargo Bank, National Association.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 5, 2017.

10.47*†	Stock Option Agreement dated November 2, 2017 by and between CorVel Corporation and Michael G. Combs, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2017 filed on February 2, 2018.

10.48*†	Stock Option Agreement dated November 2, 2017 by and between CorVel Corporation and Diane J. Blaha, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2017 filed on February 2, 2018.

10.49*†	Stock Option Agreement dated November 2, 2017 by and between CorVel Corporation and Michael D. Saverien, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2017 filed on February 2, 2018.

10.50*†	Stock Option Agreement dated November 2, 2017 by and between CorVel and Corporation and Maxim Shishin, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2017 filed on February 2, 2018.

Exhibit No.	Title	Method of Filing

21.1	Subsidiaries of the Company.	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm, Haskell & White LLP.	Filed herewith.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101.0

The following materials from CorVel Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2018  and March 31, 2017; (ii) Consolidated Statements of Income for the fiscal years ended March 31, 2018, 2017 and 2016; (iii) Consolidated Statements of Stockholders' Equity for the fiscal years ended March 31, 2018, 2017 and 2016; (iv) Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2018, 2017 and 2016; and (v) Notes to Consolidated Financial Statements

Furnished herewith.

* - Denotes management contract or compensatory plan or arrangement.

† - Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Securities and Exchange Commission.

(P) – Previously filed only in paper.

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

Date: June 8, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ V. Gordon Clemons	Chairman of the Board and Chief	June 8, 2018
V. Gordon Clemons	Executive Officer
(Principal Executive Officer)

/s/ Kenneth S. Cragun	Chief Financial Officer	June 8, 2018
Kenneth S. Cragun	(Principal Financial and Principal Accounting Officer)

/s/ Alan R. Hoops	Director	June 8, 2018
Alan R. Hoops

/s/ Steven J. Hamerslag	Director	June 8, 2018
Steven J. Hamerslag

/s/ R. Judd Jessup	Director	June 8, 2018
R. Judd Jessup

/s/ Jean H. Macino	Director	June 8, 2018
Jean H. Macino

/s/ Jeffrey J. Michael	Director	June 8, 2018
Jeffrey J. Michael

SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data for each of the five fiscal years ended March 31, 2018 have been derived from the Company’s audited consolidated financial statements. The following data should be read in conjunction with the Company’s consolidated financial statements, the related notes thereto, and Part II, Item 7 of this annual report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.  The following amounts are in thousands, except per share data and percentages.

	Fiscal Year Ended March 31,
	2018	2017	2016	2015	2014
Income Statement Data:
Revenues	$558,350	$518,686	$503,584	$492,625	$478,816
Cost of revenues	451,097	413,894	399,040	392,656	370,335
Gross profit	107,253	104,792	104,544	99,969	108,481
General and administrative	59,350	57,243	58,484	54,405	51,974
Income before income taxes	47,903	47,549	46,060	45,564	56,507
Income tax provision	12,208	18,070	17,535	16,974	22,115
Net income	$35,695	$29,479	$28,525	$28,590	$34,392
Net income per share:
Basic	$1.90	$1.52	$1.44	$1.38	$1.63
Diluted	$1.87	$1.51	$1.43	$1.37	$1.61
Shares used in computing net income per share:
Basic	18,825	19,418	19,826	20,669	21,104
Diluted	19,042	19,570	20,004	20,890	21,372
Return on beginning of year equity	25.7%	22.3%	22.3%	22.6%	30.9%
Return on beginning of year assets	15.2%	13.4%	13.5%	13.3%	18.9%

	2018	2017	2016	2015	2014
Balance Sheet Data as of March 31,
Cash and cash equivalents	$55,771	$28,611	$32,779	$25,516	$34,866
Accounts receivable, net	64,940	62,841	59,747	57,537	57,229
Working capital	65,328	38,816	42,693	37,959	49,120
Total assets	274,004	235,383	220,269	211,573	214,481
Retained earnings	458,457	422,762	393,283	364,758	336,168
Treasury stock	(430,989)	(419,802)	(391,803)	(360,278)	(328,480)
Total stockholders’ equity	171,176	138,646	131,948	127,923	126,522

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

The Company disclaims any obligations to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise. Actual future performance, outcomes, and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of these factors include (without limitation) changes in interpretations or application of the Tax Cuts and Jobs Act through regulations and guidance that may be issued by the U.S. Department of Treasury; general industry and economic conditions, including a decreasing number of national claims due to a decreasing number of injured workers; cost of capital and capital requirements; existing and  possible litigation and legal liability in the course of operations and the Company’s ability to resolve such litigation; competition from other managed care companies; the ability to expand certain areas of the Company’s business; shifts in customer demands; the ability of the Company to produce market-competitive software; changes in operating expenses including employee wages, benefits, and medical inflation; governmental and public policy changes, including but not limited to legislative and administrative law and rule implementation or change; dependence on key personnel; the continued availability of financing in the amounts and at the terms necessary to support the Company’s future business; the impact of recently issued accounting standards on the Company’s consolidated financial statements; growth in the Company’s sale of TPA services and the other risks identified in Part I, Item 1A of this annual report, “Risk Factors”.

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

Network Solutions Services

The Company’s network solutions services are designed to reduce the price paid by its customers for medical services rendered in workers’ compensation cases, automobile insurance policies, and group health insurance policies. The network solutions services offered by the Company include automated medical fee auditing, preferred provider management and reimbursement services, retrospective utilization review, facility claim review, professional review, pharmacy services, Medicare solutions, clearinghouse services, independent medical examinations, and inpatient medical bill review. Network solutions services also includes revenue from the Company’s directed care network (known as CareIQ), including imaging, physical therapy and durable medical equipment.

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

Organizational Structure

The Company’s management is structured geographically with regional vice presidents who are responsible for all services provided by the Company in his or her particular region and responsible for the operating results of the Company in multiple states. These regional vice presidents have area and district managers who are also responsible for all services provided by the Company in their given area and district.

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

Summary of Fiscal 2018 Annual Results

The Company had record revenues of $558 million for the fiscal year ended March 31, 2018, an increase of $40 million, or 8%, compared to $519 million for the fiscal year ended March 31, 2017.  This increase was primarily due to a 9.8% increase in patient management services, driven by an increase in TPA services.  Additionally, there was a 5% increase in network solutions services.

During fiscal 2018, the Company’s gross profit increased to $107 million from $105 million in fiscal 2017, an increase of $2 million, or 2%.  This increase was primarily due to an increase in revenues, although cost of revenues increased at a higher rate than revenues.

During fiscal 2018, the Company’s general and administrative expenses increased to $59.4 million from $57.2 million in fiscal 2017, an increase of $2.1 million, or 3.7%.  This increase was primarily due to an impairment to the investment in private equity and an increase in non-cash stock-based compensation from performance stock options.

During fiscal 2018, the Company’s operating income increased to $47.9 million from $47.5 million in fiscal 2017, an increase of $0.4 million, or 0.7%, relatively flat as the increase in revenues was nearly offset by increase in cost of revenues and general and administrative expenses.

During fiscal 2018, the Company’s income tax expense decreased to $12.2 million from $18.1 million in fiscal 2017, a decrease of $5.9 million, or 32.4%.  This decrease was primarily due to the impact of the Tax Cuts and Jobs Act, effective January 1, 2018, as the Company remeasured its U.S. deferred tax assets and liabilities at lower enacted corporate tax rates. In addition, the Company benefited from the lower corporate tax rates for the last quarter of fiscal 2018.

Weighted diluted shares decreased to 19.0 million shares in fiscal 2018 from 19.6 million shares in fiscal 2017, a decrease of 528,000 shares, or 2.7%. This decrease was primarily due to the repurchase of 249,245 shares of common stock in fiscal 2018.  In February 2017, the Company’s Board of Directors increased the number of shares authorized to be repurchased over the life of its stock repurchase program to 36,000,000 shares.  Since commencing this program in the fall of 1996, the Company has repurchased 34,881,079 shares of its common stock through March 31, 2018, at a cost of $431 million. These repurchases were funded primarily from the Company’s operating cash flows.

Diluted earnings per share increased to $1.87 in fiscal 2018 from $1.51 in fiscal 2017, an increase of $0.36 per share, or 23.8%. This increase was primarily due to the benefit of the lower corporate tax rates and the reduction in the number of shares outstanding of 2.7% due to the share repurchases described above.

Results of Operations

The Company derives its revenues from providing patient management and network solutions services to payors of workers’ compensation benefits, automobile insurance claims, and group health insurance benefits. Patient management services include utilization review, medical case management, vocational rehabilitation, and claims processing. Network solutions services include fee schedule auditing, hospital bill auditing, independent medical examinations, directed care services, diagnostic imaging review services and preferred provider referral services.  The percentages of total revenues attributable to patient management and network solutions services for the fiscal years ended March 31, 2018, 2017 and 2016 are listed below.

	2018	2017	2016
Patient management services	56.7%	55.6%	55.1%
Network solutions services	43.3%	44.4%	44.9%
	100.0%	100.0%	100.0%

As noted in the table above, from fiscal 2016 to fiscal 2018, the mix of the Company’s revenues moved 1.6 percentage points from network solutions services to patient management services. This mix shift is primarily due to the Company’s increased focus in the sale of TPA and related services, which are included within patient management services.  The Company expects to have more growth in the sale of TPA and related services than in its other services because it is focusing more of its efforts, and believes the opportunities for growth in revenue is better, in this area.

The following table shows the consolidated statements of income for the fiscal years ended March 31, 2018, 2017 and 2016 and the dollar changes, as well as the percentage changes for each fiscal year.  The following amounts are in thousands, except per share data and percentages.

	Fiscal 2018	Fiscal 2017	Fiscal 2016	Amount Change from Fiscal 2017 to 2018	Amount Change from Fiscal 2016 to 2017	Percent Change from Fiscal 2017 to 2018	Percent Change from Fiscal 2016 to 2017
Revenues	$558,350	$518,686	$503,584	$39,664	$15,102	7.6%	3.0%
Cost of revenues	451,097	413,894	399,040	37,203	14,854	9.0	3.7
Gross profit	107,253	104,792	104,544	2,461	248	2.3	0.2
General and administrative	59,350	57,243	58,484	2,107	(1,241)	3.7	(2.1)
Income before income taxes	47,903	47,549	46,060	354	1,489	0.7	3.2
Income tax provision	12,208	18,070	17,535	(5,862)	535	(32.4)	3.1
Net income	$35,695	$29,479	$28,525	$6,216	$954	21.1%	3.3%
Net income per share:
Basic	$1.90	$1.52	$1.44	$0.38	$0.08	25.0%	5.6%
Diluted	$1.87	$1.51	$1.43	$0.36	$0.08	23.8%	5.6%
Shares used in net income per share:
Basic	18,825	19,418	19,826	(593)	(408)	(3.1%)	(2.1%)
Diluted	19,042	19,570	20,004	(528)	(434)	(2.7%)	(2.2%)

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

The following table sets forth, for the periods indicated, the percentage of revenues represented by certain items reflected in the Company’s consolidated statements of income. The Company’s past operating results are not necessarily indicative of future operating results.  The percentages for the fiscal years ended March 31, 2018, 2017 and 2016 are as follows:

Income Statement Percentages	2018	2017	2016
Revenues	100.0%	100.0%	100.0%
Cost of revenues	80.8%	79.8%	79.2%
Gross profit	19.2%	20.2%	20.8%
General and administrative	10.6%	11.0%	11.6%
Income before income taxes	8.6%	9.2%	9.2%
Income tax provision	2.2%	3.5%	3.5%
Net Income	6.4%	5.7%	5.7%

Revenue

The Company derives its revenues from providing patient management and network solutions services to payors of workers’ compensation benefits, automobile insurance claims, and group health insurance benefits.

Change in Revenue

Fiscal 2018 Compared to Fiscal 2017

Revenues increased to $558 million in fiscal 2018 from $519 million in fiscal 2017, an increase of $40 million, or 8%.  The increase in revenues was due to an increase in patient management services, which increased by 9.8%, from $288 million to $316 million. This increase in revenues from TPA services was due to a 9% increase in the number of customers, which contributed to a 19% increase in the total number of claims opened during the fiscal year. The increase in patient management services was due to an increase in TPA services partially offset by a decrease in case management services to non-TPA customers. Network solutions services revenues increased by 5.0%, from $230 million to $242 million.  The increase was due to a 6.4% increase in the number of bills, and revenue per bill increased 2.4%, from $29.80 to $30.50.  Pharmacy service revenues increased $4.8 million, from $56.4 million to $61.1 million.

Fiscal 2017 Compared to Fiscal 2016

Revenues increased to $519 million in fiscal 2017 from $504 million in fiscal 2016, an increase of $15 million, or 3%.  This increase was primarily due to growth in TPA services within patient management due to an increase in customers and in network solutions services.  Patient management services revenues, which include TPA services revenues, increased to $288 million in fiscal 2017 from $277 million in fiscal 2016, an increase of $10.9 million, or 3.9%.  This increase in revenues from TPA services was due to a 12% increase in the number of customers, which contributed to an 11% increase in the total number of claims opened during the fiscal year. Network solutions services revenues increased to $230 million in fiscal 2017 from $226 million in fiscal 2016, an increase of $4.2 million, or 1.8%.

Cost of Revenue

The Company’s cost of revenues consists of direct expenses, costs directly attributable to the generation of revenue, and indirect costs which are incurred to support the operations in the field offices which generate the revenue. Direct expenses primarily include (i) case manager and bill review analysts salaries, along with related payroll taxes and fringe benefits, and (ii) costs associated with independent medical examinations (known as IME), prescription drugs, and MRI, physical therapy, and durable medical equipment providers. Most of the Company’s revenues are generated in offices which provide both patient management services and network solutions services. The largest of the field indirect costs are (i) manager salaries and bonuses, (ii) account executive base pay and commissions, (iii) salaries of administrative and clerical support, field systems personnel and PPO network developers, along with related payroll taxes and fringe benefits, (iv) office rent, and (v) telephone expenses. During fiscal 2018 and 2017, approximately 34% and 35% respectively, of the costs incurred in the field were considered field indirect costs, which support both the patient management services and network solutions services operations of the Company’s field operations.

Change in Cost of Revenue

Fiscal 2018 Compared to Fiscal 2017

The Company’s cost of revenues increased to $451 million in fiscal 2018 from $414 million in fiscal 2017, an increase of $37 million, or 9%.  The increase in cost of revenues was primarily due to revenue increasing in lower margin TPA services, which was slightly offset by an increase in higher margin network solutions revenue. Additionally, there was an increase of $5.7 million in salaries, from $120 million in fiscal 2017 to $126 million in fiscal 2018, due to an increase in headcount and direct labor costs of 159 employees.  Pharmacy service costs increased $5.1 million due to an increase in pharmacy service revenues. The Company also experienced a $4.6 million increase in the Company’s self-insured group medical costs due to a few large claims incurred during fiscal 2018.

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

General and Administrative Expense

During fiscal years 2018, 2017, and 2016, approximately 54%, 59%, and 60%, respectively, of general and administrative costs consisted of corporate systems costs, which include the corporate systems support, implementation and training, rules engine development, national IT strategy and planning, depreciation of hardware costs in the Company’s corporate offices and backup data center, the Company’s nationwide area network, and other systems related costs. The Company includes all IT-related costs managed by the corporate office in general and administrative whereas the field IT-related costs are included in the cost of revenues.  The remaining general and administrative costs consist of national marketing, national sales support, corporate legal, corporate insurance, human resources, accounting, product management, new business development, and other general corporate expenses.

Change in General and Administrative Expense

Fiscal 2018 Compared to Fiscal 2017

General and administrative expense increased to $59.4 million in fiscal 2018 from $57.2 million in fiscal 2017, an increase of $2.1 million, or 3.7%   The increase in general and administrative expense was primarily due to an increase in the impairment of $1.2 million in the investment in private equity and an increase of $0.5 million in non-cash stock-based compensation from performance stock options.

Fiscal 2017 Compared to Fiscal 2016

General and administrative expense decreased to $57.2 million in fiscal 2017 from $58.5 million in fiscal 2016, a decrease of $1.3 million, or 2.1%.    Legal expenses decreased $0.6 million and IT expenses decreased $0.4 million in fiscal 2017.

Income Tax Provision

Fiscal 2018 Compared to Fiscal 2017

The Company’s income tax expense was $12.2 million for fiscal 2018 and $18.1 million for fiscal 2017, a decrease of $5.9 million. The decrease in income tax expense was primarily due to the decrease in the Company’s effective tax rate, which was 25% and 38% for fiscal 2018 and fiscal 2017, respectively. The effective tax rate decreased due to the impact of the Tax Cuts and Jobs Act as the Company remeasured its U.S. deferred tax assets and liabilities at lower enacted corporate tax rates, resulting in a tax benefit of $3.0 million in fiscal 2018. The tax benefit associated with stock option exercises also contributed to the lower tax rate in fiscal 2018 compared to fiscal 2017. Accounting for these tax savings resulted in an effective tax rate of 23% in the fourth quarter of fiscal 2018.

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

Net Income

Fiscal 2018 Compared to Fiscal 2017

The Company’s net income increased to $35.7 million in fiscal 2018 from  $29.5 million in fiscal 2017, an increase of $6.2 million, or 21.1%.  This increase was primarily due to the benefit of the lower corporate tax rates, in addition to a 1.0% increase in pretax income.

Fiscal 2017 Compared to Fiscal 2016

The Company’s net income increased to $29.5 million in fiscal 2017 from $28.5 million in fiscal 2016, an increase of $1 million, or 3.3%.  This increase net income was due to an increase in pretax income, which was primarily due to a decrease in general and administrative expenses, along with a nominal increase in gross profit.

Earnings per Share

Fiscal 2018 Compared to Fiscal 2017

The Company’s diluted earnings per share increased to $1.87 in fiscal 2018 from $1.51 in fiscal 2017, an increase of $0.36.  This increase was primarily due to the benefit of the lower corporate tax rates and a decrease in diluted weighted average shares outstanding because of shares repurchased under the Company’s stock repurchase program.

Fiscal 2017 Compared to Fiscal 2016

The Company’s diluted earnings per share increased to $1.51 in fiscal 2017 from $1.43 in fiscal 2016, an increase of $0.08.  This increase was primarily due to a decrease in diluted weighted average shares outstanding because of shares repurchased under the Company’s stock repurchase program.

Liquidity and Capital Resources

The Company manages its liquidity and financial position in the context of its overall business strategy. The Company continually forecasts and manages its cash, investments, working capital balances and capital structure to meet the short- and long-term obligations of its businesses while seeking to maintain liquidity and financial flexibility. Cash flows generated from operating activities are principally from earnings before non-cash expenses. The risk of decreased operating cash flow from a decline in earnings is partially mitigated by the diversity of the Company’s services, geographies and customers, and the Company has had virtually no interest-bearing debt for the past 27 years.

The Company has historically funded its operations and capital expenditures primarily from cash flow from operations, and to a lesser extent, stock option exercises.   The Company’s net accounts receivables have ranged from 41 to 43 days of average sales for the fiscal years ended March 31, 2018, 2017 and 2016.  The Company expects days sales outstanding (known as DSO) to remain in the low to mid 40-day range. The Company’s historical profit margins and historical ratio of investments in assets used in the business has allowed the Company to generate sufficient cash flow to repurchase $431 million of its common stock during the past 21 fiscal years, on inception-to-date net earnings of $458 million. The Company repurchases shares during periods of excess liquidity, which has occurred in all 27 years that the Company has been public.  Should the Company have lower income or cash flows, it could reduce or eliminate repurchases under the stock repurchase program until earnings and cash flow improved.  Working capital increased to $65.3 million in fiscal 2018 from $38.8 million in fiscal 2017.  This is primarily due to an increase in net income and proceeds from stock options exercised, partially offset by cash used to repurchase shares of the Company’s common stock.

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

As of March 31, 2018, the Company had $55.8 million in cash and cash equivalents, invested primarily in short-term, interest-bearing, highly-liquid, investment-grade securities with maturities of 90 days or less.

In September 2017, the Company renewed a line of credit agreement.  The line is with a financial institution to provide a revolving credit facility with borrowing capacity of up to $10 million. Borrowings under this agreement, as amended, bear interest, at the Company’s option, at a fixed LIBOR-based rate plus 1.50% or at a fluctuating rate determined by the financial institution to be 1.50% above the daily one-month LIBOR rate. The loan covenants require the Company to maintain a current assets to liabilities ratio of at least 1.25:1, debt to tangible net worth ratio not greater than 1.25:1 and to have positive net income.  There were no outstanding revolving loans as of March 31, 2018, but letters of credit in the aggregate amount of $4.5 million have been issued separate from the line of credit, and therefore do not reduce the amount of borrowings available under the revolving credit facility. In the event of default, the financial institution has a right of setoff against our cash balances on deposit with the financial institution to the extent there is unpaid principal and interest related to the line of credit. The credit agreement expires in September 2018.

The Company believes that the cash balance at March 31, 2018 along with anticipated internally-generated funds, and the credit facility will be sufficient to meet the Company’s expected cash requirements for at least the next twelve months.

Operating Cash Flows

Fiscal 2018 Compared to Fiscal 2017

Net cash provided by operating activities increased to $62.2 million in fiscal 2018 from $52.1 million in fiscal 2017, an increase of $10.1 million.  The improvement in cash from operating activities was primarily due to a $6 million increase in net income, coupled with the favorable cash impact from an increase in deferred revenue.

Fiscal 2017 Compared to Fiscal 2016

Net cash provided by operating activities increased to $52.1 million in fiscal 2017 from $51.3 million in fiscal 2016, an increase of $0.8 million.  This amount is relatively unchanged over prior year.

Investing Activities

Fiscal 2018 Compared to Fiscal 2017

Net cash flow used in investing activities decreased to $27.7 million in fiscal 2018 from $31.0 million in fiscal 2017, a decrease of $3.3 million.  The decrease in net cash flow used in investing activities was due to a decrease of $5 million in software licenses and $5 million in servers, which was offset by the $5.8 million purchase of a building in fiscal 2018.

Fiscal 2017 Compared to Fiscal 2016

Net cash flow used in investing activities increased to $31.0 million in fiscal 2017 from $17.4 million in fiscal 2016, an increase of $13.74 million.   This increase was due to an increase in property additions during fiscal 2017.  The increase in net cash flow used in investing activities was also due to the above-mentioned purchase of $5 million of servers.  Additionally, the Company purchased $5 million in software licenses as part of a multiple-year purchase agreement.

Financing Activities

Fiscal 2018 Compared to Fiscal 2017

Net cash flow used in financing activities decreased to $7.3 million in fiscal 2018 from $25 million in fiscal 2017, a decrease of $17.9 million.  During fiscal 2018, the Company spent $11 million to repurchase 249,245 shares of its common stock (at an average price of $44.88 per share).  During fiscal 2017, the Company spent $28 million to repurchase 745,575 shares of its common stock (at an average price of $37.56 per share).

If the Company continues to generate cash flow from operating activities, the Company may continue to repurchase shares of its common stock on the open market, if authorized by the Company’s Board of Directors, or seek to identify other businesses to acquire.  In February 2017, the Board of Directors increased the number of shares authorized to be repurchased over the life of the stock repurchase program by an additional 1,000,000 shares to 36,000,000 shares.  The Company has historically used cash provided by operating activities and from the exercise of stock options to repurchase stock.  The Company expects that it may use some of the cash on the balance sheet at March 31, 2018 to repurchase additional shares of its common stock in the future.

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

Contractual Obligations

The following table sets forth our contractual obligations at March 31, 2018, which are primarily future minimum lease payments due under non-cancelable operating leases:

		For the Fiscal Years Ended March 31st, Within:
	Total	Less than one year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$62,781,000	$14,442,000	$21,148,000	$14,746,000	$12,445,000
Uncertain tax positions	1,472,000	1,472,000	—	—	—
Software license	1,746,000	1,746,000	—	—	—
Total	$65,999,000	$17,660,000	$21,148,000	$14,746,000	$12,445,000

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

The following is not intended to be a comprehensive list of our accounting policies. The Company’s significant accounting policies are more fully described in Note 1, “Basis of Presentation and Summary of Significant Accounting Policies” in the notes to our consolidated financial statements. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America (“GAAP”), with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting an available alternative would not produce a materially different result.

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

Management evaluates agreements with customers in accordance with the provision of the revenue recognition topic that addresses multiple-deliverable revenue arrangements. The multiple elements arrangements consist of bundled managed care which included various units of accounting such as network solutions services and patient management services (which includes claims administration). Such elements are considered separate units of accounting as each element has value to the customer on a stand-alone basis. The selling price for each unit of accounting is determined using the contract price and management estimates. When the Company’s customers purchase several products, the pricing of the products sold is generally the same as if the products were sold on an individual basis. Revenue is recognized as the work is performed in accordance with the Company’s customer contracts. Based upon the nature of the Company’s products, bundled managed care elements are generally delivered in the same accounting period. Revenues for most of our products are generally recognized at the time of billing, however, the Company recognizes revenue for patient management claims administration services over the life of the claim. The Company estimates, based upon prior experience in managing claims, the deferral amount based on our estimate of the life of the claim or the term of the customer contract.

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

The Company must make significant judgments and estimates in determining contractual and bad debt allowances in any accounting period. One significant uncertainty inherent in the Company’s analysis is whether its past experience will be indicative of future periods. Although the Company considers future projections when estimating contractual and bad debt allowances, the Company ultimately makes its decisions based on the best information available to it at the time the decision is made. Adverse changes in general economic conditions or trends in reimbursement amounts for the Company’s services could affect the Company’s contractual and bad debt allowance estimates, collection of accounts receivable, cash flows, and results of operations. No one customer accounted for 10% or more of accounts receivable at March 31, 2018 and 2017.

Goodwill and Long-Lived Assets:  Goodwill arising from business combinations represents the excess of the purchase price over the estimated fair value of the net assets of the acquired business. Pursuant to ASC 350-10 through ASC 350-30, “Goodwill and Other Intangible Assets,” goodwill is tested annually for impairment or more frequently if circumstances indicate the potential for impairment. Also, management tests for impairment of its amortizable intangible assets and long-lived assets annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The impairment test is conducted at the company level.  The measurement of fair value is based on an evaluation of market capitalization and is further tested using a multiple of earnings approach. In projecting the Company’s cash flows, management considers industry growth rates and trends and cost structure changes. Based on the Company’s tests and reviews, no impairment of its goodwill, intangible assets, or other long-lived assets existed at March 31, 2018 or March 31, 2017.  However, future events or changes in current circumstances could affect the recoverability of the carrying value of goodwill and long-lived assets. Should an asset be deemed impaired, an impairment loss would be recognized to the extent the carrying value of the asset exceeded its estimated fair market value.

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

Legal and Other Contingencies:  As discussed in Part I, Item 3 of this annual report, “Legal Proceedings” and in Note 9, “Contingencies and Legal Proceedings” in the notes to our consolidated financial statements, the Company is subject to various legal proceedings and claims that arise in the ordinary course of business. The Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. There is significant judgment required in both the probability determination and as to whether an exposure can be reasonably estimated.  The outcome of legal proceedings and claims brought against the Company is subject to significant uncertainty.

Share-Based Compensation: The Company accounts for share-based compensation in accordance with the provisions of ASC Topic 718 “Compensation – Stock Compensation”.  Under ASC 718, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).   For the fiscal year ended March 31, 2018, the Company recorded share-based compensation expense of $3,164,000.

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s term, and the Company’s expected annual dividend yield. The Company issues performance-based stock options which vest only upon the Company’s achievement of certain earnings per share targets on a calendar year basis, as determined by the Company’s Board of Directors. These options were valued in the same manner as the time-based options. However, the Company only recognizes stock compensation expense to the extent that the targets are determined to be probable of being achieved, which triggers the vesting of the performance options. The Company’s management believes that this valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in fiscal 2018.  Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

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

Recently Issued Accounting Standards

On May 28, 2014, the FASB issued ASU 2014-09 regarding ASC Topic 606, “Revenue from Contracts with Customers”. This standard provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB approved a one-year delay of the effective date of this new revenue recognition standard. The guidance will now be effective for our fiscal year beginning April 1, 2018. The Company has reviewed a sample of contracts with its customers that the Company believes is representative of its significant revenue streams identified to date, and is performing procedures to confirm the initial assessment as applied to all revenue streams. While the assessment of the impact on revenue and expenses and the Company’s results of operations, financial position and cash flows as a result of this guidance is ongoing, the Company expects that revenue for its primary revenue streams will be recognized in a manner which is similar to how revenue is recognized for these services today. Further, the Company does not expect any changes in accounting for costs to obtain or fulfill contracts with customers. As the Company completes its overall assessment, it is also identifying and preparing to implement changes to its accounting policies and disclosure requirements. For example, the new standard requires increased disclosure, which in turn is expected to require certain new processes and system changes. The Company's evaluation indicated that process and system changes were required to capture the amounts and expected timing of revenues to be recognized from the remaining performance obligations during and as of each reporting period and the Company has completed a majority of these process and system changes at this time. The Company adopted this new standard as of April 1, 2018 using the modified retrospective method that may result in a cumulative effect adjustment as of the date of adoption.

In January 2016, the FASB issued ASU 2016-01 regarding Subtopic 825-10, “Financials Instruments — Overall: Recognition and Measurements of Financial Assets and Financial Liabilities”. The standard addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. It requires that most equity investments be measured at fair value, with subsequent changes in fair value recognized in net income. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. We are currently evaluating the accounting, transition, and disclosure requirements of the standard and we do not expect it to have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases”, which sets out the principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for using an approach that is similar to the existing guidance for operating leases. The standard is effective April 1, 2019, with early adoption permitted. The standard is to be applied using a modified retrospective transition method. We are currently evaluating the impact of adoption on our consolidated financial position, results of operations, and cash flows.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting”, which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification on the statement of cash flows. For public companies, the new guidance became effective for annual reporting periods, and interim periods within those periods, beginning after December 15, 2016. We have elected to early adopt this standard as of March 31, 2017.  As a result, during the fourth quarter of fiscal 2017, we reclassified the fiscal 2017 excess tax benefit of $0.5 million from additional paid in capital into the income tax provision line.  We have also reclassified the excess tax benefits from the stock-based compensation from financing activities into operating activities in the statement of cash flows for the year ended March 31, 2017.  We applied this change in presentation prospectively and prior years have not been adjusted.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows”, which reduces diversity in the practice of how certain transactions are classified in the statement of cash flows.  The new guidance is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted. The adoption of this guidance will not have a material impact on our consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of CorVel Corporation

Opinions on the Consolidated Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of CorVel Corporation (the “Company”) as of March 31, 2018 and 2017, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2018, and the related notes and financial statement schedule (collectively referred to as the “consolidated financial statements”).  We also have audited the Company’s internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2018, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

Basis for Opinion

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (Continued)

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We have served as the Company’s auditor since 2006.

/s/ HASKELL & WHITE LLP

Irvine, California
June 8, 2018

CORVEL CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,
	2018	2017
ASSETS
Current Assets
Cash and cash equivalents	$55,771,000	$28,611,000
Customer deposits	35,496,000	32,471,000
Accounts receivable (less allowance for doubtful accounts of $4,551,000 at March 31, 2018 and $3,001,000 at March 31, 2017)	64,940,000	62,841,000
Prepaid expenses and income taxes	7,110,000	4,944,000
Total current assets	163,317,000	128,867,000
Property and equipment, net	69,356,000	63,042,000
Goodwill	36,814,000	36,814,000
Other intangible assets, net	3,415,000	3,851,000
Other assets	1,102,000	2,809,000
Total assets	$274,004,000	$235,383,000
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts and income taxes payable	$13,453,000	$16,583,000
Accrued liabilities	84,536,000	73,468,000
Total current liabilities	97,989,000	90,051,000
Deferred income taxes	4,839,000	6,686,000
Total liabilities	102,828,000	96,737,000
Commitments and contingencies (Notes 5, 6, 8, 9, 10 and 12)
Stockholders' Equity
Common stock, $.0001 par value: 120,000,000 shares authorized at March 31, 2018 and 2017; 53,793,986 shares issued (18,912,907 shares outstanding, net of treasury shares) and 53,569,067 shares issued (18,937,233 shares outstanding, net of treasury shares) at March 31, 2018 and March 31, 2017, respectively	3,000	3,000
Paid-in-capital	143,705,000	135,683,000
Treasury Stock, at cost (34,881,079 and 34,631,834 shares at March 31, 2018 and 2017, respectively)	(430,989,000)	(419,802,000)
Retained earnings	458,457,000	422,762,000
Total stockholders' equity	171,176,000	138,646,000
	$274,004,000	$235,383,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Years Ended March 31,
	2018	2017	2016
Revenues	$558,350,000	$518,686,000	$503,584,000
Cost of revenues	451,097,000	413,894,000	399,040,000
Gross profit	107,253,000	104,792,000	104,544,000
General and administrative	59,350,000	57,243,000	58,484,000
Income before income taxes	47,903,000	47,549,000	46,060,000
Income tax provision	12,208,000	18,070,000	17,535,000
Net income	$35,695,000	$29,479,000	$28,525,000
Net income per share:
Basic	$1.90	$1.52	1.44
Diluted	$1.87	$1.51	1.43
Weighted average shares outstanding:
Basic	18,825,000	19,418,000	19,826,000
Diluted	19,042,000	19,570,000	20,004,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Fiscal Years Ended March 31, 2018, 2017 and 2016

	Common Shares	Stock Amount	Paid-in-Capital	Treasury Shares	Treasury Stock	Retained Earnings	Total Stockholders' Equity
Balance – March 31, 2015	53,243,157	$3,000	$123,440,000	(32,992,488)	$(360,278,000)	$364,758,000	$127,923,000
Stock issued under employee stock purchase plan	10,975	—	371,000	—	—	—	371,000
Stock issued under stock option plan, net of shares repurchased	194,540	—	3,749,000	—	—	—	3,749,000
Stock-based compensation expense	—	—	2,192,000	—	—	—	2,192,000
Income tax benefits from stock option exercises	—	—	713,000	—	—	—	713,000
Purchase of treasury stock	—	—	—	(893,771)	(31,525,000)	—	(31,525,000)
Net income	—	—	—	—	—	28,525,000	28,525,000
Balance – March 31, 2016	53,448,672	3,000	130,465,000	(33,886,259)	(391,803,000)	393,283,000	131,948,000
Stock issued under employee stock purchase plan	10,596	—	419,000	—	—	—	419,000
Stock issued under stock option plan, net of shares repurchased	109,799	—	2,367,000	—	—	—	2,367,000
Stock-based compensation expense	—	—	2,432,000	—	—	—	2,432,000
Purchase of treasury stock	—	—	—	(745,575)	(27,999,000)	—	(27,999,000)
Net income	—	—	—	—	—	29,479,000	29,479,000
Balance – March 31, 2017	53,569,067	3,000	135,683,000	(34,631,834)	(419,802,000)	422,762,000	138,646,000
Stock issued under employee stock purchase plan	8,976	—	458,000	—	—	—	458,000
Stock issued under stock option plan, net of shares repurchased	215,943	—	3,426,000	—	—	—	3,426,000
Stock-based compensation expense	—	—	3,164,000	—	—	—	3,164,000
Purchase of treasury stock	—	—	—	(249,245)	(11,187,000)	—	(11,187,000)
Adjustment to deferred income taxes for prior year's stock options	—	—	974,000	—	—	—	974,000
Net income	—	—	—	—	—	35,695,000	35,695,000
Balance – March 31, 2018	53,793,986	$3,000	$143,705,000	(34,881,079)	$(430,989,000)	$458,457,000	$171,176,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended March 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$35,695,000	$29,479,000	$28,525,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,775,000	20,948,000	19,952,000
Loss on write down or disposal of assets	1,199,000	733,000	286,000
Stock-based compensation expense	3,164,000	2,432,000	2,192,000
Provision for doubtful accounts	2,559,000	2,335,000	1,357,000
Provision for deferred income taxes	(874,000)	(1,220,000)	(1,656,000)
Changes in operating assets and liabilities:
Accounts receivable	(4,658,000)	(5,429,000)	(3,567,000)
Customer deposits	(3,025,000)	(6,822,000)	(8,331,000)
Prepaid expenses and income taxes	(2,166,000)	(11,000)	6,742,000
Other assets	545,000	(29,000)	(516,000)
Accounts and taxes payable	(3,130,000)	3,350,000	(2,537,000)
Accrued liabilities	11,068,000	6,286,000	8,864,000
Net cash provided by operating activities	62,152,000	52,052,000	51,311,000
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in private equity	—	34,000	(600,000)
Purchases of property and equipment	(27,689,000)	(31,041,000)	(16,756,000)
Net cash used in investing activities	(27,689,000)	(31,007,000)	(17,356,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of employee stock purchase options	458,000	419,000	371,000
Exercise of common stock options	3,426,000	2,367,000	3,749,000
Tax benefits from stock options	—	—	713,000
Purchase of treasury stock	(11,187,000)	(27,999,000)	(31,525,000)
Net cash used in financing activities	(7,303,000)	(25,213,000)	(26,692,000)
Net increase (decrease) in cash and cash equivalents	27,160,000	(4,168,000)	7,263,000
Cash and cash equivalents at beginning of year	28,611,000	32,779,000	25,516,000
CASH AND CASH EQUIVALENTS AT END OF YEAR	$55,771,000	$28,611,000	$32,779,000
Supplemental cash flow information
Income taxes paid	$16,229,000	$18,321,000	$13,589,000
Accrual of software license purchase	$1,746,000	$3,492,000	$3,249,000
Tenant improvement allowance	$—	$1,224,000	$—

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended March 31, 2018, 2017 and 2016

Note 1 — Summary of Significant Accounting Policies

Organization:  CorVel Corporation (“CorVel” or “the Company”), incorporated in Delaware in 1987, is an independent nationwide provider of medical cost containment and managed care services designed to address the escalating medical costs of workers’ compensation benefits, automobile insurance claims, and group health insurance benefits. The Company’s services are provided to insurance companies, TPAs, governmental entities, and self-administered employers to assist them in managing the medical costs and monitoring the quality of care associated with healthcare claims.

Basis of Presentation:  The consolidated financial statements include the accounts of CorVel and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.  Certain prior year amounts have been reclassified to conform to fiscal 2018 presentation.  These changes had no impact on previously-reported results of operations or shareholders’ equity.

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

Cash and Cash Equivalents:  Cash and cash equivalents consist of short-term, interest-bearing highly-liquid investment-grade securities with maturities of 90 days or less when purchased. The carrying amounts of the Company’s financial instruments approximate their fair values at March 31, 2018 and 2017 due to the short-term nature of those instruments.  Customer deposits represent cash that is expected to be returned or applied towards payment within one year through the Company’s provider reimbursement services.

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

The carrying amount of the Company’s financial instruments (i.e. cash, accounts receivable, accounts payable, etc.) are all Level 1, and the Company believes their respective carrying values approximates their fair values at March 31, 2018 and 2017 due to the short-term nature of those instruments.  The Company has no Level 2 or Level 3 assets.

Investment in Private Equity: The Company has made an investment of $2,250,000 into a private equity limited partnership that invests in start-up companies primarily in the data analytics industry.   The Company accounts for the investment using the cost method and will periodically review the investment for possible impairment.  The Company recorded a reduction to the investment of $1,169,000 for the year ended March 31, 2018.  The investment is recorded in other assets on the accompanying consolidated balance sheets.  In accordance with ASC 825-10-50-16 through 50-19, it is not practicable to estimate the fair value of the investment due to the fact that the investment is in a diversified portfolio of companies whose shares are not traded in public markets.

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

Management evaluates agreements with customers in accordance with the provision of the revenue recognition topic that addresses multiple-deliverable revenue arrangements. The multiple element arrangements consist of bundled managed care services, which include various units of accounting such as network solutions and patient management services (which includes claims administration). Such elements are considered separate units of accounting due to each element having value to the customer on a stand-alone basis. The selling price for each unit of accounting is determined using the contract price and management estimates. When the Company’s customers purchase several products, the pricing of the products sold is generally the same as if the products were sold on an individual basis. Revenue is recognized as the work is performed in accordance with the Company’s customer contracts. Based upon the nature of the Company’s products, bundled managed care elements are generally delivered in the same accounting period. Revenues for most of our products are generally recognized at the time of billing, however, the Company recognizes revenue for patient management claims administration services over the life of the claim. The Company estimates, based upon prior experience in managing claims, the deferral amount based on our estimate of the life of the claim or the term of the customer contract.

Accounts Receivable:  The majority of the Company’s accounts receivable are due from companies in the property and casualty insurance industries, self-insured employers and governmental entities.   Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are generally due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Those accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable against the reserve when they become uncollectible. Accounts receivable includes $15,131,000, and $14,579,000 of unbilled receivables at March 31, 2018 and 2017, respectively.  Unbilled receivables represent the revenue for work performed which has not yet been invoiced to the customer.  Unbilled receivables are generally invoiced within the following three months.

Concentrations of Credit Risk:  Substantially all of the Company’s customers are payors of workers’ compensation benefits and property and casualty insurance, which include insurance companies, third party administrators, self-insured employers and government entities.  Receivables are generally due within 30 days. Credit losses consistently have been within management’s expectations.  Virtually all of the Company’s cash is invested at financial institutions in amounts which exceed the FDIC insurance levels. No customer accounted for 10% or more of revenue for either fiscal 2018, 2017 or 2016.  No customer accounted for 10% or more of accounts receivable at either March 31, 2018 or 2017.

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

The Company accounts for internally-developed software costs in accordance with ASC 350-40, “Internal Use Software”.  Capitalized software development costs, intended for internal use, totaled $27,679,000 (net of $88,567,000 in accumulated amortization) and $25,721,000 (net of $78,952,000 in accumulated amortization), as of March 31, 2018 and 2017, respectively. These costs are included in computer software in property and equipment and are amortized over a period of five years.

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

Goodwill and Long-Lived Assets:  The Company accounts for its business combinations in accordance with the ASC 805-10 through ASC 805-50, “Business Combinations,” which (i) requires that the purchase method of accounting be applied to all business combinations and (ii) addresses the criteria for initial recognition of intangible assets and goodwill. In accordance with ASC 350-10 through ASC 350-30, goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment annually, or more frequently if circumstances indicate the possibility of impairment. If the carrying value of goodwill or an intangible asset exceeds its fair value, an impairment loss will be recognized.  Based on the Company’s tests and reviews, no impairment of its goodwill, intangible assets or other long-lived assets existed at March 31, 2018.  However, future events or changes in current circumstances could affect the recoverability of the carrying value of goodwill and long-lived assets. Should an asset be deemed impaired, an impairment loss would be recognized to the extent the carrying value of the asset exceeded its estimated fair value.  Goodwill amounted to $36,814,000 (net of accumulated amortization of $2,069,000) at March 31, 2018 and at March 31, 2017.

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

Share-Based Compensation: The Company accounts for share-based compensation in accordance with the provisions of ASC Topic 718 “Compensation – Stock Compensation”.  Under ASC 718, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). The Company issues performance-based stock options which vest only upon the Company’s achievement of certain earnings per share targets on a calendar year basis, as determined by the Company’s Board of Directors. These options were valued in the same manner as the time-based options. However, the Company only recognizes stock compensation expense to the extent that the targets are determined to be probable of being achieved, which triggers the vesting of the performance options.

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

The difference between the basic shares and the diluted shares for each of the fiscal years ended March 31, 2018, 2017 and 2016 is as follows:

	Fiscal 2018	Fiscal 2017	Fiscal 2016
Basic weighted shares	18,825,000	19,418,000	19,826,000
Treasury stock impact of stock options	217,000	152,000	178,000
Diluted weighted shares	19,042,000	19,570,000	20,004,000

Recently Issued Accounting Standards

On May 28, 2014, the FASB issued ASU 2014-09 regarding ASC Topic 606, “Revenue from Contracts with Customers”. This standard provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB approved a one-year delay of the effective date of this new revenue recognition standard. The guidance will now be effective for our fiscal year beginning April 1, 2018. The Company has reviewed a sample of contracts with its customers that the Company believes is representative of its significant revenue streams identified to date, and is performing procedures to confirm the initial assessment as applied to all revenue streams. While the assessment of the impact on revenue and expenses and the Company’s results of operations, financial position and cash flows as a result of this guidance is ongoing, the Company expects that revenue for its primary revenue streams will be recognized in a manner which is similar to how revenue is recognized for these services today. Further, the Company does not expect any changes in accounting for costs to obtain or fulfill contracts with customers. As the Company completes its overall assessment, it is also identifying and preparing to implement changes to its accounting policies and disclosure requirements. For example, the new standard requires increased disclosure, which in turn is expected to require certain new processes and system changes. The Company's evaluation indicated that process and system changes were required to capture the amounts and expected timing of revenues to be recognized from the remaining performance obligations during and as of each reporting period and the Company has completed a majority of these process and system changes at this time. The Company adopted this new standard as of April 1, 2018 using the modified retrospective method that may result in a cumulative effect adjustment as of the date of adoption.

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

In February 2016, the FASB issued ASU 2016-02, “Leases”, which sets out the principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for using an approach that is similar to the existing guidance for operating leases.  The standard is effective April 1, 2019, with early adoption permitted. The standard is to be applied using a modified retrospective transition method. We are currently evaluating the impact of adoption on our consolidated financial position, results of operations, and cash flows.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting”, which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification on the statement of cash flows. For public companies, the new guidance became effective for annual reporting periods.  And interim periods within those periods, beginning after December 15, 2016. We have elected to early adopt this standard as of March 31, 2017.  As a result, during the fourth quarter of fiscal 2017, we reclassified the fiscal 2017 excess tax benefit of $0.5 million from additional paid in capital into the income tax provision line.  We have also reclassified the excess tax benefits from the stock-based compensation from financing activities into operating activities in the statement of cash flows for the year ended March 31, 2017.  We applied this change in presentation prospectively and prior years have not been adjusted.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows”, which reduces diversity in the practice of how certain transactions are classified in the statement of cash flows.  The new guidance is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted. The adoption of this guidance will not have a material impact on our consolidated financial statements.

Note 2 — Stock Options and Stock-Based Compensation

Under the Company’s Restated Omnibus Incentive Plan (formerly the Restated 1988 Executive Stock Option Plan) (“the Plan”) as in effect at March 31, 2018, options exercisable for up to 19,365,000 shares of the Company’s common stock may be granted over the life of the Plan to key employees, non-employee directors, and consultants at exercise prices not less than the fair market value of the stock on the date of grant. Options granted under the Plan are non-statutory stock options and generally vest 25% one year from the date of grant, with the remaining 75% vesting ratably each month for the next 36 months. The options granted to employees and the Company’s Board of Directors expire at the end of five years and ten years from date of grant, respectively.  All options granted in fiscal 2018 and 2017 were granted with an exercise price equal to the fair value of the Company’s common stock on the grant date and are non-statutory stock options.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model with the assumptions included in the table below. The Company uses historical data, among other factors, to estimate the expected volatility, the expected dividend yield, and the expected option life. Upon adoption of ASU 2016-09, the Company accounts for forfeitures as they occur, rather than estimate expected forfeitures.  As a result, during the fourth quarter of fiscal 2017, we reclassified the fiscal 2017 excess tax benefit of $0.5 million from additional paid in capital into the income tax provision line.  The risk-free rate is based on the interest rate paid on a U.S. Treasury issue with a term similar to the estimated life of the option.

The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for the fiscal years ended March 31, 2018, 2017 and 2016:

	Fiscal 2018	Fiscal 2017	Fiscal 2016
Expected volatility	40%	41%	43%
Risk free interest rate	1.88% to 2.56%	1.03% to 1.92%	1.25% to 1.65%
Dividend yield	0.0%	0.0%	0.0%
Weighted average option life	4.4 to 4.5 years	4.4 to 4.5 years	4.4 to 4.5 years

For the fiscal years ended March 31, 2018, 2017 and 2016, the Company recorded share-based compensation expense of $3,164,000, $2,432,000, and $2,192,000, respectively. The table below shows the amounts recognized in the financial statements for the fiscal years ended March 31, 2018, 2017 and 2016.

	Fiscal 2018	Fiscal 2017	Fiscal 2016
Cost of revenue	$1,749,000	$1,507,000	$1,288,000
General and administrative	1,415,000	925,000	904,000
Total cost of stock-based compensation included in income before income taxes	3,164,000	2,432,000	2,192,000
Amount of income tax benefit recognized	1,105,000	946,000	852,000
Amount charged to net income	$2,059,000	$1,486,000	$1,340,000
Effect on basic earnings per share	$0.11	$0.08	$0.07
Effect on diluted earnings per share	$0.11	$0.08	$0.07

All options granted in the fiscal years ended March 31, 2018, 2017 and 2016 were granted at fair value and are non-statutory stock options.  The following table summarizes information for all stock options for the fiscal years ended March 31, 2018, 2017 and 2016:

	Fiscal 2018	Fiscal 2017	Fiscal 2016
Options outstanding – beginning of the year	1,143,928	1,115,465	1,163,179
Options granted	334,200	267,950	276,275
Options exercised	(314,846)	(115,592)	(200,753)
Options cancelled/forfeited	(98,843)	(123,895)	(123,236)
Options outstanding – end of year	1,064,439	1,143,928	1,115,465
During the year, weighted average exercise price of:
Options granted	$52.57	$37.13	$35.51
Options exercised	$27.59	$22.74	$19.75
Options cancelled/forfeited	$35.59	$36.90	$33.44
At the end of the year:
Price range of outstanding options	$12.71-$57.75	$12.71-$45.73	$9.05-$45.55
Weighted average exercise price per share	$39.45	$32.02	$30.36
Options available for future grants	260,961	505,493	650,345
Exercisable options	445,387	585,424	529,691

The following table summarizes the status of stock options outstanding and exercisable at March 31, 2018:

Range of Exercise Prices	Number of Outstanding Options	Weighted Average Remaining Contractual Life	Outstanding Options – Weighted Average Exercise Price	Exercisable Options – Number of Exercisable Options	Exercisable Options – Weighted Average Exercise Price
$12.71 to $32.10	292,156	2.84	$24.96	195,387	$21.42
$32.11 to $34.78	177,354	2.91	34.41	85,900	34.37
$34.79 to $44.86	186,408	3.19	41.20	106,502	41.22
$44.87 to $57.75	408,521	4.38	52.58	57,598	45.60
Total	1,064,439	3.40	$39.45	445,387	$31.78

The following table summarizes the status of all outstanding options at March 31, 2018, and changes during the fiscal year then ended:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value as of March 31, 2018
Options outstanding, March 31, 2017	1,143,928	$32.02
Granted	334,200	52.57
Exercised	(314,846)	27.59
Cancelled – forfeited	(81,586)	36.22
Cancelled – expired	(17,257)	27.57
Options outstanding, March 31, 2018	1,064,439	$39.45	3.41	$12,986,338
Options vested and expected to vest	959,664	$39.76	3.43	$10,249,240
Ending exercisable	445,387	$31.78	2.45	$8,360,918

The weighted average fair value of options granted during fiscal 2018, 2017 and 2016 was $19.24, $13.38, and $13.68, respectively.  The total intrinsic value of options exercised during fiscal years 2018, 2017 and 2016 was $7,780,000, $2,620,000, and $3,581,000 respectively.

Included in the above-noted stock option grants and stock compensation expense are performance-based stock options which vest only upon the Company’s achievement of certain earnings per share targets on a calendar year basis, as determined by the Company’s Board of Directors. These options were valued in the same manner as the time-based options. However, the Company only recognizes stock compensation expense to the extent that the targets are determined to be probable of being achieved, which triggers the vesting of the performance options.   During the fiscal years ended March 31, 2018, 2017 and 2016, the Company recognized stock compensation expense for performance-based options in the amount of $649,000, $49,000, and $28,000, respectively.

The Company received $3,426,000, $2,367,000, and $3,749,000 of cash receipts from the exercise of stock options during fiscal 2018, 2017 and 2016, respectively.  As of March 31, 2018, $5,496,000 of total unrecognized compensation costs related to stock options is expected to be recognized over a weighted average period of 3 years.

Note 3 — Property and Equipment

Property and equipment, net consisted of the following at March 31, 2018 and 2017:

	2018	2017
Computer software	$142,754,000	$130,641,000
Office equipment and computers	67,730,000	65,246,000
Land and building	5,843,000	—
Leasehold improvements	14,461,000	10,893,000
	230,788,000	206,780,000
Less: accumulated depreciation and amortization	(161,432,000)	(143,738,000)
	$69,356,000	$63,042,000

Depreciation expense totaled $21,338,000, $20,534,000 and $19,502,000 for the fiscal years ended March 31, 2018, 2017 and 2016, respectively.

Note 4 — Accounts and Income Taxes Payable and Accrued Liabilities

Accounts and income taxes payable consisted of the following at March 31, 2018 and 2017:

	2018	2017
Accounts payable	$11,787,000	$13,869,000
Uncertain tax positions	1,666,000	2,714,000
	$13,453,000	$16,583,000

Accrued liabilities consisted of the following at March 31, 2018 and 2017:

	2018	2017
Payroll, payroll taxes and employee benefits	$15,100,000	$14,465,000
Customer deposits	35,496,000	32,471,000
Accrued professional service fees	5,782,000	4,551,000
Self-insurance accruals	3,627,000	2,835,000
Deferred revenue	15,316,000	10,096,000
Accrued rent	6,147,000	5,774,000
Other	3,068,000	3,276,000
	$84,536,000	$73,468,000

Note 5 — Income Taxes

The income tax provision consisted of the following for the fiscal years ended March 31, 2018, 2017 and 2016:

	2018	2017	2016
Current — Federal	$11,177,000	$16,456,000	$16,600,000
Current — State	1,905,000	2,834,000	2,591,000
Subtotal	13,082,000	19,290,000	19,191,000
Deferred — Federal	(955,000)	(1,508,000)	(1,679,000)
Deferred — State	81,000	288,000	23,000
Subtotal	(874,000)	(1,220,000)	(1,656,000)
	$12,208,000	$18,070,000	$17,535,000

The following is a reconciliation of the income tax provision from the statutory federal income tax rate to the effective rate for the fiscal years ended March 31, 2018, 2017 and 2016:

	2018	2017	2016
Income taxes at federal statutory rate	$15,112,000	$16,643,000	$16,121,000
State income taxes, net of federal benefit	1,645,000	1,973,000	1,704,000
Uncertain tax positions	(464,000)	88,000	78,000
Permanent items and tax credits	(1,364,000)	(705,000)	(100,000)
Adjustments to returns as filed	138,000	80,000	(232,000)
Valuation allowance	236,000	—	—
Impact of tax reform	(3,095,000)	—	—
Other	—	(9,000)	(36,000)
	$12,208,000	$18,070,000	$17,535,000

Deferred tax assets and liabilities at March 31, 2018 and 2017 are:

	2018	2017
Deferred tax assets:
Accrued liabilities not currently deductible	$5,703,000	$9,409,000
Allowance for doubtful accounts	1,151,000	1,153,000
Stock-based compensation	1,631,000	1,755,000
Accrued rent	1,555,000	2,219,000
Other	896,000	740,000
Deferred tax assets	10,936,000	15,276,000
Deferred tax liabilities:
Excess of book over tax basis of fixed assets	(11,191,000)	(15,666,000)
Intangible assets	(4,169,000)	(5,960,000)
Other	(179,000)	(336,000)
Total deferred tax liabilities	(15,539,000)	(21,962,000)
Valuation allowance	(236,000)	—
Deferred tax liabilities	(15,775,000)	(21,962,000)
Net deferred tax liability	$(4,839,000)	$(6,686,000)

Prepaid expenses and income taxes include $1,962,000 at March 31, 2018 and accounts and income taxes payable include $584,000 at March 31, 2017, for income taxes due in the first quarter of the following fiscal year.

A reconciliation of the financial statement recognition and measurement of uncertain tax positions during the current fiscal year is as follows:

Balance as of March 31, 2017	$1,884,000
Additions based on tax positions related to the current year	236,000
Additions for tax positions of prior years	8,000
Reductions for tax positions related to the current year	0
Reductions for tax positions of prior years	(656,000)
Balance as of March 31, 2018	$1,472,000

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  During the years ended March 31, 2018, 2017 and 2016, the Company recognized approximately $(53,000), $35,000 and $72,000 in interest and penalties, respectively.  As of March 31, 2018, 2017 and 2016, accrued interest and penalties related to uncertain tax positions were $194,000, $247,000 and $212,000, respectively.

The tax fiscal years from 2014-2017 remain open to examination by the major taxing jurisdictions to which the Company is subject.

On December 22, 2017, the Tax Cuts and Jobs Act was enacted into law. Among numerous provisions included in the new law was the reduction of the corporate federal income tax rate from 35% to 21% effective January 1, 2018. As a result of this federal income tax rate change, during the quarter ended December 31, 2017, we reported an effective tax rate of 5%. However, we continue to analyze and assess the impact of the Tax Cuts and Jobs Act and believe that its impact on our business may not be fully known for some time. During the quarter ended December 31, 2017, we applied the newly enacted corporate federal income tax rate to the remeasurement of U.S. deferred tax assets and liabilities resulting in a tax benefit of $3.0 million. The decrease in net deferred tax liabilities was reasonably estimated and based on the tax rates at which they are expected to reverse in the future. The final impact may differ, possibly materially, due to, among other things, changes in interpretations, assumptions made by us, the issuance of federal tax regulations and guidance, and actions we may take as a result of the Tax Cuts and Jobs Act. Taking into account the change in the statutory federal rate as well as other permanent items, we expect our effective combined federal and state tax rate will be approximately 24% to 26% for the fiscal year beginning April 1, 2018. This expected effective rate assumes projected financial results consistent with recent trends and applies the new statutory rate and the impact of the Tax Cuts and Jobs Act relative to permanent differences between book and tax income. If our assumption that projected financial results will be consistent with recent trends turns out to be incorrect, our effective combined federal and state tax rate could be higher for the fiscal year beginning April 1, 2018. In the absence of guidance on various uncertainties and ambiguities in the application of certain provisions of the Tax Cuts and Jobs Act, we will use what we believe are reasonable interpretations and assumptions in applying the Tax Cuts and Jobs Act, but it is possible that the U.S. Department of Treasury could issue subsequent rules and regulations, or the Internal Revenue Service could issue subsequent guidance or take positions on audit, that differ from our prior interpretations and assumptions, which could have a material adverse effect on our cash, tax assets and liabilities, results of operations, and financial condition.

Note 6 — Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (as amended, “ESPP”) which allows employees of the Company and its subsidiaries to purchase shares of common stock on the last day of two six-month purchase periods (i.e. March 31 and September 30) at a purchase price which is 95% of the closing sale price of shares as quoted on NASDAQ on the last day of such purchase period.  Employees are allowed to contribute up to 20% of their gross pay. A maximum of 2,850,000 shares has been authorized for issuance under the ESPP. As of March 31, 2018, 2,469,843 shares had been issued pursuant to the ESPP.  Summarized ESPP information is as follows:

	2018	2017	2016
Employee contributions	$458,000	$419,000	$371,000
Shares acquired	8,976	10,596	10,975
Average purchase price	$49.78	$38.80	$33.81

Note 7 — Treasury Stock

During each of the fiscal years ended March 31, 2018, the Company continued to repurchase shares of its common stock under a program originally approved by the Company’s Board of Directors in 1996. Including a 1,000,000 share expansion authorized in February 2017, the total number of shares of common stock authorized to be repurchased over the life of the program is 36,000,000 shares of common stock.  Purchases may be made from time to time depending on market conditions and other relevant factors. The share repurchases for the fiscal years ended March 31, 2018, 2017 and 2016 and cumulatively since inception of the authorization, are as follows:

	2018	2017	2016	Cumulative
Shares repurchased	249,245	745,575	893,771	34,881,079
Cost	$11,187,000	$27,999,000	$31,525,000	$430,989,000
Average price	$44.88	$37.56	$35.27	$12.36

During the period subsequent to March 31, 2018, through the date of filing this annual report, the Company had no repurchases of common stock.

Note 8 — Commitments

The Company leases office facilities under non-cancelable operating leases.  Some of these leases contain escalation clauses.  Future minimum rental commitments under operating leases at March 31, 2018 are $14,442,000 in fiscal 2019, $11,114,000 in fiscal 2020, $10,034,000 in fiscal 2021, $8,005,000 in fiscal 2022, $6,741,000 in fiscal 2023, $12,445,000 thereafter, and $62,781,000 in the aggregate.   Total rental expense of $14,077,000, $13,952,000, and $14,405,000 was charged to operations for the fiscal years ended March 31, 2018, 2017 and 2016, respectively.

Note 9 — Contingencies and Legal Proceedings

The Company is involved in litigation arising in the ordinary course of business. Management believes that resolution of these matters will not result in any payment that, in the aggregate, would be material to the consolidated financial position or results of operations of the Company.

Note 10 — Retirement Savings Plan

The Company maintains a retirement savings plan for its employees, which is a qualified plan under Section 401(k) of the Internal Revenue Code. Full-time employees that meet certain requirements are eligible to participate in the plan. Employer contributions are made annually, primarily at the discretion of the Company’s Board of Directors. Contributions of $557,000, $464,000 and $392,000 were charged to operations for the fiscal years ended March 31, 2018, 2017 and 2016, respectively.

Note 11 — Shareholder Rights Plan

During fiscal 1997, the Company’s Board of Directors approved the adoption of its Shareholder Rights Plan. The Shareholder Rights Plan provides for a dividend distribution to the Company’s  shareholders of one preferred stock purchase right for each outstanding share of the Company’s common stock held by such shareholder (as used in this Note 11, the “right” or the “rights”), only in the event of certain takeover-related events.  In April 2002, the Company’s Board of Directors approved an amendment to the Shareholder Rights Plan to extend the expiration date of the rights to February 10, 2012, set the exercise price of each right at $118, and enable Fidelity Management & Research Company and its affiliates to purchase up to 18% of the shares of common stock of the Company without triggering the rights, with the limitations under the Shareholder Rights Plan remaining in effect for all other stockholders of the Company. In November 2008, the Company’s Board of Directors approved an amendment to the Shareholder Rights Plan to extend the expiration date of the rights to February 10, 2022, remove the ability of Fidelity Management & Research Company and its affiliates to purchase up to 18% of the shares of common stock of the Company without triggering the rights, substitute Computershare Trust Company, N.A. as the rights agent and effect certain technical changes to the Shareholder Rights Plan.

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

Note 12 — Line of Credit

In September 2017, the Company renewed a line of credit agreement.  The line is with a financial institution to provide a revolving credit facility with borrowing capacity of up to $10 million. Borrowings under this agreement, as amended, bear interest, at the Company’s option, at a fixed LIBOR-based rate plus 1.50% or at a fluctuating rate determined by the financial institution to be 1.50% above the daily one-month LIBOR rate. The loan covenants require the Company to maintain a current assets to liabilities ratio of at least 1.25:1, debt to tangible net worth ratio not greater than 1.25:1 and to have positive net income.  There were no outstanding revolving loans as of March 31, 2018, but letters of credit in the aggregate amount of $4.5 million have been issued separate from the line of credit and therefore do not reduce the amount of borrowings available under the revolving credit facility. In the event of default, the financial institution has a right of setoff against our cash balances on deposit with the financial institution to the extent there is unpaid principal and interest related to the line of credit. The credit agreement expires in September 2018.

Note 13 — Segment Reporting

The Company derives the majority of its revenues from providing patient management and network solutions services to payors of workers’ compensation benefits, automobile insurance claims and group health insurance benefits. Patient management services include claims administration, utilization review, medical case management, and vocational rehabilitation. Network solutions services include fee schedule auditing, hospital bill auditing, coordination of independent medical examinations, diagnostic imaging review services and preferred provider referral services. The percentages of revenues attributable to patient management and network solutions services for the fiscal years ended March 31, 2018, 2017 and 2016 are listed below.

	2018	2017	2016
Patient management services	56.7%	55.6%	55.1%
Network solutions services	43.3%	44.4%	44.9%
	100.0%	100.0%	100.0%

The Company’s management is structured geographically with regional vice presidents who are responsible for all services provided by the Company in his or her particular region and responsible for the operating results of the Company in multiple states. These regional vice presidents have area and district managers who are also responsible for all services provided by the Company in their given area and district.

Under ASC 280-10, two or more operating segments may be aggregated into a single operating segment for financial reporting purposes if aggregation is consistent with the objective and basic principles, if the segments have similar economic characteristics, and if the segments are similar in each of the following areas: (i) the nature of products and services, (ii) the nature of the production processes, (iii) the type or class of customer for their products and services, and (iv) the methods used to distribute their products or provide their services. The Company believes each of the Company’s regions meet these criteria as they provide similar managed care services to similar customers using similar methods of productions and similar methods to distribute their services.  All of the Company’s regions perform both patient management and network solutions services.

Because the Company believes it meets each of the criteria set forth above and each of the Company’s regions has similar economic characteristics, the Company aggregates its results of operations in one reportable operating segment.

Note 14 — Other Intangible Assets

Other intangible assets consisted of the following at March 31, 2018:

Item	Life	Cost	Fiscal 2018 Amortization Expense	Accumulated Amortization at March 31, 2018	Cost, Net of Accumulated Amortization at March 31, 2018
Covenant Not to Compete	5 years	$775,000	$—	$775,000	$—
Customer Relationships	18-20 years	7,922,000	423,000	4,566,000	3,356,000
Third Party Administrator Licenses	15 years	204,000	14,000	145,000	59,000
Total		$8,901,000	$437,000	$5,486,000	$3,415,000

Other intangible assets consisted of the following at March 31, 2017:

Item	Life	Cost	Fiscal 2017 Amortization Expense	Accumulated Amortization at March 31, 2017	Cost, Net of Accumulated Amortization at March 31, 2017
Covenant Not to Compete	5 years	$775,000	$—	$775,000	$—
Customer Relationships	18-20 years	7,922,000	423,000	4,144,000	3,778,000
Third Party Administrator Licenses	15 years	204,000	14,000	131,000	73,000
Total		$8,901,000	$437,000	$5,050,000	$3,851,000

Amortization expense is expected to be $437,000 in fiscal 2019, $437,000 in fiscal 2020, $437,000 in fiscal 2021, $436,000 in fiscal 2022, $427,000 in fiscal 2023, and $1,241,000 thereafter.

Note 15 — Quarterly Results (Unaudited)

The following is a summary of unaudited quarterly results of operations for each of the quarters in the fiscal years ended March 31, 2018 and 2017:

	Revenues	Gross Profit	Net Income	Net Income per Basic Common Share	Net Income per Diluted Common Share
Fiscal Year Ended March 31, 2018:
First Quarter	$137,612,000	$28,783,000	$8,775,000	$0.47	$0.46
Second Quarter	136,431,000	25,752,000	8,393,000	0.45	0.44
Third Quarter	140,734,000	25,569,000	9,569,000	0.51	0.50
Fourth Quarter	143,573,000	27,149,000	8,958,000	0.47	0.47
Fiscal Year Ended March 31, 2017:
First Quarter	$128,459,000	$25,582,000	$7,491,000	$0.38	$0.38
Second Quarter	128,219,000	25,912,000	6,952,000	0.36	0.35
Third Quarter	128,403,000	25,577,000	7,049,000	0.36	0.36
Fourth Quarter	133,605,000	27,721,000	7,987,000	0.42	0.42