Form 10-Q
period 2018-12-31
CORVEL CORP
filed 2019-02-07
CIK 874866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

or

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

The number of shares outstanding of the registrant's Common Stock, $0.0001 par value per share, as of February 1, 2019, was 18,638,179.

CORVEL CORPORATION

FORM 10-Q

Part I – FINANCIAL INFORMATION

Item 1 – Financial Statements

CORVEL CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	March 31, 2018
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents (Note 1)	$96,483,000	$55,771,000
Customer deposits	42,638,000	35,496,000
Accounts receivable, net	62,430,000	64,940,000
Prepaid taxes and expenses	8,471,000	7,110,000
Total current assets	210,022,000	163,317,000
Property and equipment, net	62,868,000	69,356,000
Goodwill	36,814,000	36,814,000
Other intangibles, net (Note 7)	3,083,000	3,415,000
Other assets	958,000	1,102,000
TOTAL ASSETS	$313,745,000	$274,004,000
Liabilities and Stockholders' Equity
Current Liabilities
Accounts and taxes payable (Note 10)	$15,263,000	$13,453,000
Accrued liabilities (Note 10)	102,153,000	84,536,000
Total current liabilities	117,416,000	97,989,000
Deferred income taxes	4,061,000	4,839,000
Total liabilities	121,477,000	102,828,000
Commitments and contingencies (Notes 8 and 9)
Stockholders' Equity
Common stock, $.0001 par value: 120,000,000 shares authorized at December 31, 2018 and March 31, 2018; 53,967,662 shares issued (18,700,031 shares outstanding, net of Treasury shares) and 53,793,986 shares issued (18,912,907 shares outstanding, net of Treasury shares) at December 31, 2018 and March 31, 2018, respectively	3,000	3,000
Paid-in capital	152,523,000	143,705,000
Treasury Stock (35,267,631 shares at December 31, 2018 and 34,881,079 shares at March 31, 2018)	(453,580,000)	(430,989,000)
Retained earnings	493,322,000	458,457,000
Total stockholders' equity	192,268,000	171,176,000
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$313,745,000	$274,004,000

See accompanying notes to unaudited consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED INCOME STATEMENTS – UNAUDITED

	Three Months Ended December 31,
	2018	2017
REVENUES	$146,082,000	$140,734,000
Cost of revenues	116,728,000	115,165,000
Gross profit	29,354,000	25,569,000
General and administrative expenses	15,803,000	15,496,000
Income before income tax provision	13,551,000	10,073,000
Income tax provision	3,253,000	504,000
NET INCOME	$10,298,000	$9,569,000
Net income per common and common equivalent share
Basic	$0.55	$0.51
Diluted	$0.54	$0.50
Weighted average common and common equivalent shares
Basic	18,758,000	18,849,000
Diluted	18,984,000	19,121,000

See accompanying notes to unaudited consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED INCOME STATEMENTS – UNAUDITED

	Nine Months Ended December 31,
	2018	2017
REVENUES	$444,656,000	$414,777,000
Cost of revenues	352,459,000	334,675,000
Gross profit	92,197,000	80,102,000
General and administrative expenses	46,834,000	43,794,000
Income before income tax provision	45,363,000	36,308,000
Income tax provision	10,498,000	9,571,000
NET INCOME	$34,865,000	$26,737,000
Net income per common and common equivalent share
Basic	$1.85	$1.42
Diluted	$1.83	$1.41
Weighted average common and common equivalent shares
Basic	18,852,000	18,806,000
Diluted	19,058,000	19,029,000

See accompanying notes to unaudited consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED STOCKHOLDERS’ EQUITY – UNAUDITED

	Three Months Ended December 31, 2018
	Common Shares	Stock Amount	Paid-in- Capital	Treasury Shares	Treasury Stock	Retained Earnings	Total Stockholders' Equity
Balance – September 30, 2018	53,907,432	3,000	149,328,000	(35,081,057)	(442,291,000)	483,024,000	190,064,000
Stock issued under employee stock purchase plan	—	—	—	—	—	—	—
Stock issued under stock option plan, net of shares repurchased	60,230	—	2,172,000	—	—	—	2,172,000
Stock-based compensation expense	—	—	1,023,000	—	—	—	1,023,000
Purchase of treasury stock	—	—	—	(186,574)	(11,289,000)	—	(11,289,000)
Net income	—	—	—	—	—	10,298,000	10,298,000
Balance – December 31, 2018	53,967,662	$3,000	$152,523,000	(35,267,631)	$(453,580,000)	$493,322,000	$192,268,000

	Three Months Ended December 31, 2017
	Common Shares	Stock Amount	Paid-in- Capital	Treasury Shares	Treasury Stock	Retained Earnings	Total Stockholders' Equity
Balance – September 30, 2017	53,706,008	3,000	138,752,000	(34,881,079)	(430,989,000)	439,930,000	147,696,000
Stock issued under employee stock purchase plan	—	—	(8,000)	—	—	—	(8,000)
Stock issued under stock option plan, net of shares repurchased	41,095	—	1,096,000	—	—	—	1,096,000
Stock-based compensation expense	—	—	852,000	—	—	—	852,000
Adjustment to deferred income taxes for prior year's stock options	—	—	975,000	—	—	—	975,000
Purchase of treasury stock	—	—	—	—	—	—	—
Net income	—	—	—	—	—	9,569,000	9,569,000
Balance – December 31, 2017	53,747,103	$3,000	$141,667,000	(34,881,079)	$(430,989,000)	$449,499,000	$160,180,000

	Nine Months Ended December 31, 2018
	Common Shares	Stock Amount	Paid-in- Capital	Treasury Shares	Treasury Stock	Retained Earnings	Total Stockholders' Equity
Balance – March 31, 2018	53,793,986	3,000	143,705,000	(34,881,079)	(430,989,000)	458,457,000	171,176,000
Stock issued under employee stock purchase plan	4,228	—	252,000	—	—	—	252,000
Stock issued under stock option plan, net of shares repurchased	169,448	—	5,456,000	—	—	—	5,456,000
Stock-based compensation expense	—	—	3,110,000	—	—	—	3,110,000
Purchase of treasury stock	—	—	—	(386,552)	(22,591,000)	—	(22,591,000)
Net income	—	—	—	—	—	34,865,000	34,865,000
Balance – December 31, 2018	53,967,662	$3,000	$152,523,000	(35,267,631)	$(453,580,000)	$493,322,000	$192,268,000

	Nine Months Ended December 31, 2017
	Common Shares	Stock Amount	Paid-in- Capital	Treasury Shares	Treasury Stock	Retained Earnings	Total Stockholders' Equity
Balance – March 31, 2017	53,569,067	3,000	135,683,000	(34,631,834)	(419,802,000)	422,762,000	138,646,000
Stock issued under employee stock purchase plan	4,319	—	223,000	—	—	—	223,000
Stock issued under stock option plan, net of shares repurchased	173,717	—	2,404,000	—	—	—	2,404,000
Stock-based compensation expense	—	—	2,382,000	—	—	—	2,382,000
Adjustment to deferred income taxes for prior year's stock options	—	—	975,000	—	—	—	975,000
Purchase of treasury stock	—	—	—	(249,245)	(11,187,000)	—	(11,187,000)
Net income	—	—	—	—	—	26,737,000	26,737,000
Balance – December 31, 2017	53,747,103	$3,000	$141,667,000	(34,881,079)	$(430,989,000)	$449,499,000	$160,180,000

See accompanying notes to unaudited consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED

	Nine Months Ended December 31,
	2018	2017
Cash Flows from Operating Activities
NET INCOME	$34,865,000	$26,737,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,096,000	16,013,000
Loss on write down or disposal of property, capitalized software or investment	31,000	1,198,000
Stock compensation expense	3,110,000	2,382,000
Provision for doubtful accounts	1,620,000	1,791,000
Deferred income tax	(777,000)	(3,772,000)
Changes in operating assets and liabilities
Accounts receivable	890,000	(2,437,000)
Customer deposits	(7,142,000)	(9,429,000)
Prepaid taxes and expenses	(1,361,000)	(2,666,000)
Other assets	143,000	237,000
Accounts and taxes payable	1,811,000	324,000
Accrued liabilities	17,617,000	19,500,000
Net cash provided by operating activities	67,903,000	49,878,000
Cash Flows from Investing Activities
Purchase of property and equipment	(10,308,000)	(16,336,000)
Net cash (used in) investing activities	(10,308,000)	(16,336,000)
Cash Flows from Financing Activities
Purchase of treasury stock	(22,591,000)	(11,187,000)
Exercise of common stock options	5,456,000	2,404,000
Exercise of employee stock purchase options	252,000	223,000
Net cash (used in) financing activities	(16,883,000)	(8,560,000)
Increase in cash and cash equivalents	40,712,000	24,982,000
Cash and cash equivalents at beginning of period	55,771,000	28,611,000
Cash and cash equivalents at end of period	$96,483,000	$53,593,000
Supplemental Cash Flow Information:
Income taxes paid	$8,931,000	$9,901,000

See accompanying notes to unaudited consolidated financial statements.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

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

The Company evaluated all subsequent events and transactions through the date of filing this report.  During the period subsequent to the quarter ended December 31, 2018, the Company repurchased 70,019 shares of common stock for $4,398,000 at an average of $62.81 per share of common stock.  These shares of common stock were repurchased under the Company’s share repurchase program described in Note 4.

Certain information and note disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended December 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2019.  For further information, refer to the audited consolidated financial statements and notes for the fiscal year ended March 31, 2018 included in the Company's Annual Report on Form 10-K filed with the SEC on June 8, 2018.

Recent Accounting Pronouncements: In February 2016, the FASB issued ASU No. 2016-02, “Leases”, which sets out the principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for using an approach that is similar to the existing guidance for operating leases.  The standard is effective April 1, 2019, with early adoption permitted. The standard is to be applied using a modified retrospective transition method. The Company anticipates the adoption of these standards will result in lease related assets and liabilities recorded on the consolidated balance sheets.  The Company is currently evaluating the effect these standards will have on its results of operations and cash flows.

Guidance Adopted: On May 28, 2014, the FASB issued ASU 2014-09 regarding ASC Topic 606, “Revenue from Contracts with Customers” (“ASC 606”). This standard provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB approved a one-year delay of the effective date of this new revenue recognition standard. The Company has adopted this standard as of April 1, 2018.  Refer to Note 2 of the accompanying consolidated financial statements for a description of the impact of the adopted guidance.

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

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

Note 2 – Revenue Recognition

The Company adopted ASC 606 using the modified retrospective method for those contracts which were not substantially completed as of the transition date. The reported results for the three and nine months ended December 31, 2018 reflect the application of the guidance of ASC 606 while the reported results for the three and nine months ended December 31, 2017 were prepared under the guidance of ASC 605.

There was no material impact to any of the line items within the Company’s Consolidated Statements of Income or Consolidated Balance Sheets as a result of applying ASC 606 for the three and nine months ended December 31, 2018.

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

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

Third-party services revenue includes pharmacy, directed care services and other services, and includes amounts received from customers compensating the Company for certain third-party costs associated with providing its integrated network solutions services. The Company is considered the principal in these transactions as it directs the third party, controls the specified service, performs program utilization review, directs payment to the provider, accepts the financial risk of loss associated with services rendered and combines the services provided into an integrated solution, as specified within the Company’s client contracts. The Company has the ability to influence contractual fees with clients and possesses the financial risk of loss in certain contractual obligations. These factors indicate the Company is the principal and, as such, it is required to recognize revenue gross and service partner vendor fees in the operating expense in the Company’s Consolidated Income Statements.

The following table presents revenues disaggregated by service line for the three and nine months ended December 31, 2018:

	Three Months Ended	Nine Months Ended
	December 31, 2018	December 31, 2018
Patient management services	$92,130,000	$271,966,000
Network solutions services	53,952,000	172,690,000
Total services	$146,082,000	$444,656,000

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

December 31, 2018
Billed receivables	$52,847,000
Allowance for doubtful accounts	$(5,508,000)
Contract assets	15,091,000
Accounts receivable, net	$62,430,000

When the Company receives consideration from a customer prior to transferring services to the customer under the terms of certain claims management agreements, it records deferred revenues on the Company’s Consolidated Balance Sheets, which represents a contract liability.

Certain services, such as claims management, are provided under fixed-fee service agreements and require the Company to manage claims over a contract period, typically for one year with the option for auto renewal, with the fixed fee renewing on the anniversary date of such contracts.  The Company recognizes deferred revenues as revenues when it performs services and transfers control of the services to the customer and satisfies the performance obligation which it determines utilizing a portfolio approach. For all fixed fee service agreements, revenues are recognized over the expected service periods, by type of claim.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

The table below presents the deferred revenues balance as of the transition date and the significant activity affecting deferred revenues during the nine months ended December 31, 2018:

December 31, 2018
Beginning balance at April 1, 2018 (Note 10)	$15,316,000
Additions	21,412,000
Revenue recognized from beginning of period	(12,251,000)
Revenue recognized from additions	(8,428,000)
Ending balance at December 31, 2018 (Note 10)	$16,049,000

Remaining Performance Obligations

As of December 31, 2018, the Company had $39.3 million of remaining performance obligations related to claims and non-claims services for which the price is fixed. Remaining performance obligations consist of deferred revenues as well as certain unbilled receivables that are considered contract assets. The Company expects to recognize approximately 79% of its remaining performance obligations as revenues within one year and the remaining balance thereafter. See the discussion below regarding the practical expedients elected for the disclosure of remaining performance obligations.

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

Note 3 — Stock-Based Compensation and Stock Options

Under the Company’s Restated Omnibus Incentive Plan (formerly the Restated 1988 Executive Stock Option Plan) (“the Plan”) as in effect at December 31, 2018, options exercisable for up to 19,865,000 shares of the Company’s common stock may be granted over the life of the Plan to key employees, non-employee directors, and consultants at exercise prices not less than the fair market value of the stock on the date of grant. Options granted under the Plan are non-statutory stock options and generally vest 25% one year from the date of grant with the remaining 75% vesting ratably each month for the next 36 months. The options granted to employees and the Company’s Board of Directors expire at the end of five years and ten years from date of grant, respectively.  All options granted in the nine months ended December 31, 2018 and 2017 were granted with an exercise price equal to the fair value of the Company’s common stock on the grant date and are non-statutory stock options.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model with the assumptions included in the table below. The Company uses historical data, among other factors, to estimate the expected volatility, the expected dividend yield and the expected option life. The Company accounts for forfeitures as they occur, rather than estimating expected forfeitures.  The risk-free rate is based on the interest rate paid on a U.S. Treasury issue with a term similar to the estimated life of the option.  The following assumptions were used to estimate the fair value of options granted during the three months ended December 31, 2018 and 2017 using the Black-Scholes option-pricing model:

	Three Months Ended December 31,
	2018	2017
Risk-free interest rate	2.96%	2.00%
Expected volatility	36%	40%
Expected dividend yield	0.00%	0.00%
Expected weighted average life of option in years	4.5 years	4.5 years

For the three months ended December 31, 2018 and 2017, the Company recorded share-based compensation expense of $1,023,000 and $852,000, respectively.  For the nine months ended December 31, 2018 and 2017, the Company recorded share-based compensation expense of $3,110,000 and $2,382,000, respectively.  The table below shows the amounts recognized in the unaudited consolidated financial statements for stock compensation expense for time-based options and performance-based options during the three and nine months ended December 31, 2018, respectively.

	Three Months Ended
	December 31, 2018	December 31, 2017
Cost of revenues	$465,000	$432,000
General and administrative	558,000	420,000
Total cost of stock-based compensation included in income before income tax provision	1,023,000	852,000
Amount of income tax benefit recognized	(246,000)	(43,000)
Amount charged against net income	$777,000	$809,000
Effect on basic earnings per share	$(0.04)	$(0.04)
Effect on diluted earnings per share	$(0.04)	$(0.04)

	Nine Months Ended
	December 31, 2018	December 31, 2017
Cost of revenues	$1,342,000	$1,326,000
General and administrative	1,768,000	1,056,000
Total cost of stock-based compensation included in income before income tax provision	3,110,000	2,382,000
Amount of income tax benefit recognized	(746,000)	(628,000)
Amount charged against net income	$2,364,000	$1,754,000
Effect on basic earnings per share	$(0.13)	$(0.09)
Effect on diluted earnings per share	$(0.12)	$(0.09)

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

The following table summarizes information for all stock options for the three and nine months ended December 31, 2018 and 2017:

	Three Months Ended December 31, 2018		Three Months Ended December 31, 2017
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning	1,053,307	$41.81	1,068,503	$35.28
Options granted	145,150	59.32	154,500	57.75
Options exercised	(76,122)	41.73	(51,712)	31.15
Options cancelled/forfeited	(808)	40.37	(1,420)	47.11
Options outstanding, ending	1,121,527	$44.08	1,169,871	$38.41

	Nine Months Ended December 31, 2018		Nine Months Ended December 31, 2017
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning	1,064,439	$39.45	1,143,928	$32.02
Options granted	261,750	56.72	305,550	52.49
Options exercised	(197,230)	35.94	(263,544)	26.96
Options cancelled/forfeited	(7,432)	44.51	(16,063)	40.90
Options outstanding, ending	1,121,527	$44.08	1,169,871	$38.41

The following table summarizes the status of stock options outstanding and exercisable at December 31, 2018:

Range of Exercise Price	Number of Outstanding Options	Weighted Average Remaining Contractual Life	Outstanding Options – Weighted Average Exercise Price	Exercisable Options – Number of Exercisable Options	Exercisable Options – Weighted Average Exercise Price
$12.71 to $32.10	240,499	2.48	$25.78	149,203	$21.91
$32.11 to $43.32	257,620	2.89	$37.51	145,615	$37.61
$43.33 to $49.40	241,252	3.66	$47.37	75,581	$46.39
$49.41 to $59.32	382,156	4.61	$58.23	7,506	$57.75
Total	1,121,527	3.53	$44.08	377,905	$33.57

The following table summarizes the status of all outstanding options at December 31, 2018, and changes during the three months then ended:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value as of December 31, 2018
Options outstanding at October 1, 2018	1,053,307	$41.81
Granted	145,150	59.32
Exercised	(76,122)	41.73
Cancelled – forfeited	(408)	38.94
Cancelled – expired	(400)	41.82
Ending outstanding	1,121,527	$44.08	3.53	$19,778,926
Ending vested and expected to vest	952,332	$41.68	3.44	$19,132,688
Ending exercisable at December 31, 2018	377,905	$33.57	2.73	$10,639,330

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

The weighted-average grant-date fair value of options granted during the three months ended December 31, 2018 and 2017, was $20.44 and $21.55, respectively.

Included in the above-noted stock option grants and stock compensation expense are performance-based stock options which vest only upon the Company’s achievement of certain earnings per share targets on a calendar year basis, as determined by the Company’s Board of Directors.  These options were valued in the same manner as the time-based options. However, the Company only recognizes stock compensation expense to the extent that the targets are determined to be probable of being achieved, which triggers the vesting of the performance options.  The Company recognized $360,000 and $230,000 of stock compensation expense for the three months ended December 31, 2018 and 2017, respectively, for performance-based stock options.  The Company recognized $1,201,000 and $455,000 of stock compensation expense for the nine months ended December 31, 2018 and 2017, respectively, for performance-based stock options.

Note 4 — Treasury Stock

The Company’s Board of Directors approved the commencement of a share repurchase program in the fall of 1996.  In February 2017, the Company’s Board of Directors approved a 1,000,000 share expansion to the Company’s existing stock repurchase program, increasing the total number of shares of the Company’s common stock approved for repurchase over the life of the program to 36,000,000 shares.  Since the commencement of the share repurchase program, the Company has spent $454 million on the repurchase of 35,267,631 shares of its common stock, equal to 65% of the outstanding common stock had there been no repurchases.  The average price of these repurchases was $12.86 per share. These repurchases were funded primarily by the net earnings of the Company, along with proceeds from the exercise of common stock options.  During the three and nine months ended December 31, 2018, the Company repurchased 186,574 shares of its common stock for $11.3 million at an average price of $60.51 per share and 386,552 shares of the Company’s common stock for $22.6 million at an average price of $58.44 per share, respectively.  The Company had 18,700,031 shares of common stock outstanding as of December 31, 2018, net of the 35,267,631 shares in treasury.   During the period subsequent to the quarter ended December 31, 2018, the Company repurchased 70,019 shares of its common stock for $4,398,000 at an average price of $62.81 per share.

Note 5 — Weighted Average Shares and Net Income Per Share

Basic weighted average common shares outstanding decreased to 18,758,000 for the quarter ended December 31, 2018 from 18,849,000 for the quarter ended December 31, 2017.  Diluted weighted average common and common equivalent shares outstanding decreased to 18,984,000 for the quarter ended December 31, 2018 from 19,121,000 for the quarter ended December 31, 2017.  Basic weighted average common shares outstanding increased to 18,852,000 for the nine months ended December 31, 2018 from 18,806,000 for the nine months ended December 31, 2017.  Diluted weighted average common and common equivalent shares outstanding increased to 19,058,000 for the nine months ended December 31, 2018 from 19,029,000 for the nine months ended December 31, 2017.

Net income per common and common equivalent share was computed by dividing net income by the weighted average number of common and common share equivalents outstanding during the quarter.  The following table sets forth the calculations of the basic and diluted weighted average shares for the three and nine months ended December 31, 2018 and 2017:

	Three Months Ended December 31,
	2018	2017
Net Income	$10,298,000	$9,569,000
Basic:
Weighted average common shares outstanding	18,758,000	18,849,000
Net Income per share	$0.55	$0.51
Diluted:
Weighted average common shares outstanding	18,758,000	18,849,000
Treasury stock impact of stock options	226,000	272,000
Total common and common equivalent shares	18,984,000	19,121,000
Net Income per share	$0.54	$0.50

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

	Nine Months Ended December 31,
	2018	2017
Net Income	$34,865,000	$26,737,000
Basic:
Weighted average common shares outstanding	18,852,000	18,806,000
Net Income per share	$1.85	$1.42
Diluted:
Weighted average common shares outstanding	18,852,000	18,806,000
Treasury stock impact of stock options	206,000	223,000
Total common and common equivalent shares	19,058,000	19,029,000
Net Income per share	$1.83	$1.41

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

Note 7 — Other Intangible Assets

The following table summarizes other intangible assets at December 31, 2018:

					Cost, Net of
			Nine Months Ended	Accumulated	Accumulated
			December 31, 2018	Amortization at	Amortization at
Item	Life	Cost	Amortization Expense	December 31, 2018	December 31, 2018
Covenants Not to Compete	5 Years	$775,000	$—	$775,000	$—
Customer Relationships	18-20 Years	7,922,000	321,000	4,888,000	3,034,000
TPA Licenses	15 Years	204,000	10,000	155,000	49,000
Total		$8,901,000	$331,000	$5,818,000	$3,083,000

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

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

Note 8 — Line of Credit

In September 2018, the Company renewed its line of credit agreement with a financial institution, which provides a revolving credit facility with borrowing capacity of up to $10 million. Borrowings under the credit agreement, as amended, bear interest, at the Company’s option, at a fixed LIBOR-based rate plus 1.00% or at a fluctuating rate determined by the financial institution to be 1.00% above the daily one-month LIBOR rate. The loan covenants require the Company to (i) maintain a current assets to liabilities ratio of at least 1.25:1, (ii) maintain a current debt to tangible net worth ratio of not greater than 1.25:1 and (iii) have positive net income.  The Company is in compliance with all these covenants.  There were no outstanding revolving loans as of December 31, 2018, but letters of credit in the aggregate amount of $4.5 million have been issued separately from the line of credit, and therefore do not reduce the amount of borrowings available under the revolving credit facility. The renewed credit agreement expires in September 2019.

Note 9 — Contingencies and Legal Proceedings

The Company is involved in litigation arising in the ordinary course of business. Management believes that resolution of these matters will not result in any payment that, individually or in the aggregate, would be material to the consolidated financial position or results of operations of the Company.

Note 10 — Accounts and Taxes Payable and Accrued Liabilities

The following table sets forth accounts payable, income taxes payable, and accrued liabilities at December 31, 2018 and March 31, 2018:

	December 31, 2018	March 31, 2018
Accounts payable	$9,893,000	$11,787,000
Income taxes payable and uncertain tax positions	5,370,000	1,666,000
Total accounts and taxes payable	$15,263,000	$13,453,000

	December 31, 2018	March 31, 2018
Payroll, payroll taxes and employee benefits	$24,350,000	$15,100,000
Customer deposits	42,638,000	35,496,000
Accrued professional service fees	6,143,000	5,782,000
Self-insurance accruals	3,841,000	3,627,000
Deferred revenue	16,049,000	15,316,000
Accrued rent	5,638,000	6,147,000
Other	3,494,000	3,068,000
Total accrued liabilities	$102,153,000	$84,536,000

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

CorVel Corporation is an independent nationwide provider of medical cost containment and managed care services designed to address the escalating medical costs of workers’ compensation benefits, mobile insurance claims, and group health insurance benefits. The Company’s services are provided to insurance companies, third party administrators, or TPA’s, governmental entities, and self-administered employers to assist them in managing the medical costs and monitoring the quality of care associated with healthcare claims.  In November 2018, the Bureau of Labor Statistics reported a decrease in the occupational injury and illness incidence rates for 2017. This is a continuance of a long term trend of a decrease in the injury rates in the United States and, therefore, fewer claims could lead to fewer medical dollars to be reviewed.

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

Business Enterprise Segments

The Company operates in one reportable operating segment, managed care. The Company’s services are delivered to its customers through its local offices in each region and financial information for the Company’s operations follows this service delivery model. All regions provide the Company’s patient management and network solutions services to customers.  Financial Accounting Standards Board, or FASB, Accounting Standard Codification, or ASC, 280-10, “Segment Reporting”, establishes standards for the way that public business enterprises report information about operating segments in annual and interim consolidated financial statements. The Company’s internal financial reporting is segmented geographically, as discussed above, and managed on a geographic rather than service line basis, with virtually all of the Company’s operating revenue generated within the United States.

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

Summary of Quarterly Results

The Company’s revenues increased to $146.1 million in the quarter ended December 31, 2018 from $140.7 million in the quarter ended December 31, 2017, an increase of $5.3 million, or 3.8%.  This increase was due to an increase in patient management services, with an increase in services for claims management customers.

Cost of revenues increased to $116.7 million in the quarter ended December 31, 2018 from $115.2 million in the quarter ended December 31, 2017, an increase of $1.6 million, or 1.4%.   This increase was primarily due to an increase of 3.8% in revenue mentioned above. This increase was primarily due to an increase in salaries precipitating from an increase in field operations’ headcount.

General and administrative expense increased to $15.8 million in the quarter ended December 31, 2018 from $15.5 million in the quarter ended December 31, 2017, an increase of $0.3 million, or 2.0%.  This increase was primarily due to a slight increase in corporate systems costs.

Income tax expense increased to $3.3 million in the quarter ended December 31, 2018 from $0.5 million in the quarter ended December 31, 2017, an increase of $2.7 million, or 545.4%.  Income before income tax provision increased to $13.6 million in the quarter ended December 31, 2018 from $10.1 million in the quarter ended December 31, 2017, an increase of $3.5 million, or 34.5%.  The tax rate was 24% for the quarter ended December 31, 2018 compared to 5% in the prior year period, which was due to the downward revaluation of the deferred income tax liabilities resulting from the Tax Cuts and Jobs Act that was signed into law on December 22, 2017.

Weighted diluted shares decreased to 19.0 million shares in the quarter ended December 31, 2018 from 19.1 million shares in the quarter ended December 31, 2017, a decrease of 137,000 shares, or 0.7%, due to the weighted impact of options exercised partially offset by the weighted impact of shares repurchased.

Diluted earnings per share increased to $0.54 per share in the quarter ended December 31, 2018 from $0.50 per share in the quarter ended December 31, 2017, an increase of $0.04 per share, or 8.0%. The increase in diluted earnings per share was primarily due to an increase in net income.

Results of Operations for the three months ended December 31, 2018 and 2017

The Company derives its revenues from providing patient management and network solutions services to payors of workers’ compensation benefits, automobile insurance claims, and group health insurance benefits.  The Company adopted the new accounting standard related to revenue from contracts with customers as of April 1, 2018, as described in Note 2 to the accompanying consolidated financial statements. The percentages of total revenues attributable to patient management and network solutions services for the quarters ended December 31, 2018 and December 31, 2017 are as follows:

	December 31, 2018	December 31, 2017
Patient management services	63.1%	56.4%
Network solutions services	36.9%	43.6%

The following table sets forth, for the periods indicated, the dollar amounts, dollar and percent changes, share changes, and the percentage of revenues represented by certain items reflected in the Company’s unaudited consolidated income statements for the three months ended December 31, 2018 and December 31, 2017. The Company’s past operating results are not necessarily indicative of future operating results.

	Three Months Ended	Three Months Ended		Percentage
	December 31, 2018	December 31, 2017	Change	Change
Revenue	$146,082,000	$140,734,000	$5,348,000	3.8%
Cost of revenues	116,728,000	115,165,000	1,563,000	1.4%
Gross profit	29,354,000	25,569,000	3,785,000	14.8%
Gross profit as percentage of revenue	20.1%	18.2%
General and administrative	15,803,000	15,496,000	307,000	2.0%
General and administrative as percentage of revenue	10.8%	11.0%
Income before income tax provision	13,551,000	10,073,000	3,478,000	34.5%
Income before income tax provision as percentage of revenue	9.3%	7.2%
Income tax provision	3,253,000	504,000	2,749,000	545.4%
Net income	$10,298,000	$9,569,000	$729,000	7.6%
Weighted Shares
Basic	18,758,000	18,849,000	(91,000)	(0.5%)
Diluted	18,984,000	19,121,000	(137,000)	(0.7%)
Earnings Per Share
Basic	$0.55	$0.51	$0.04	7.8%
Diluted	$0.54	$0.50	$0.04	8.0%

Revenues

Change in revenue from the quarter ended December 31, 2018 to the quarter ended December 31, 2017

Revenues increased to $146.1 million in the quarter ended December 31, 2018 from $140.7 million in the quarter ended December 31, 2017, an increase of $5.3 million, or 3.8%.  The increase in revenues was due to an increase in patient management services, which increased to $92.1 million from $79.3 million, an increase of 16.1%.  Patient management services increased to 63.1% of total revenue in the current quarter, up from 56.4% in the prior year quarter, due to higher revenue from the Company’s claims management customers, the fastest growing portion of the Company’s revenue. Network solutions services decreased to $54 million from $61.4 million, a decrease of 12.1%.  The decrease was due to a 34.5% decrease in the number of pharmacy services bills the Company reviewed during the quarter ended December 31, 2018.

Cost of Revenues

The Company’s cost of revenues consists of direct expenses, costs directly attributable to the generation of revenue, and indirect costs which are incurred to support the operations in the field offices which generate the revenue. Direct expenses primarily include (i) case manager and bill review analyst salaries, along with related payroll taxes and fringe benefits, and (ii) costs associated with independent medical examinations (known as IME), prescription drugs, and MRI providers. Most of the Company’s revenues are generated in offices which provide both patient management services and network solutions services. The largest of the field indirect costs are (i) manager salaries and bonuses, (ii) account executive base pay and commissions, (iii) salaries of administrative and clerical support, field systems personnel and PPO network developers, along with related payroll taxes and fringe benefits, (iv) office rent, and (v) telephone expenses. Approximately 37% of the costs incurred in the field are considered field indirect costs, which support both the patient management services and network solutions operations of the Company’s field operations.

Change in cost of revenues from the quarter ended December 31, 2018 to the quarter ended December 31, 2017

Cost of revenues increased to $116.7 million in the quarter ended December 31, 2018 from $115.2 million in the quarter ended December 31, 2017, an increase of $1.6 million, or 1.4%. The increase in cost of revenues was primarily due to an increase in total revenues of 3.8%. This increase was due to an increase in salaries of $3.3 million, which was due to an increase in headcount in field operations.

General and Administrative Expense

For the quarter ended December 31, 2018, general and administrative expense consisted of approximately 55% of corporate systems costs, which include corporate systems support, implementation and training, rules engine development, national information technology (“IT”) strategy and planning, depreciation of hardware costs in the Company’s corporate offices and backup data center, the Company’s nationwide area network, and other systems related costs. The Company includes all IT-related costs managed by the corporate office in general and administrative expense whereas the field IT-related costs are included in the cost of revenues.  The remaining general and administrative costs consist of national marketing, national sales support, corporate legal, corporate insurance, human resources, accounting, product management, new business development, and other general corporate expenses.

Change in general and administrative expense from the quarter ended December 31, 2018 to the quarter ended December 31, 2017

General and administrative expense increased to $15.8 million in the quarter ended December 31, 2018 from $15.5 million in the quarter ended December 31, 2017, an increase of $0.3 million, or 2.0%.  The increase in general and administrative expense was primarily due to a slight increase in corporate systems costs.

Income Tax Provision

Change in income tax expense from the quarter ended December 31, 2018 to the quarter ended December 31, 2017

Income tax expense increased to $3.3 million in the quarter ended December 31, 2018 from $0.5 million in the quarter ended December 31, 2017, an increase of $2.7 million, or 545.4%. Income before income tax provision increased to $13.6 million in the quarter ended December 31, 2018 from $10.1 million in the quarter ended December 31, 2017, an increase of $3.5 million, or 34.5%.  The income tax expense as a percentage of income before income taxes, also known as the effective tax rate, was 24% for the quarter ended December 31, 2018 compared to 5% in the prior year period, which was due to the downward revaluation of the deferred income tax liabilities resulting from the Tax Cuts and Jobs Act that was signed into law on December 22, 2017. During the quarter ended December 31, 2017, the Company applied the newly enacted corporate federal income tax rate to the remeasurement of U.S. deferred tax assets and liabilities resulting in a tax benefit of $3.0 million. Taking into account the change in the statutory federal rate as well as other permanent items, the Company’s estimated effective combined federal and state tax rate ranged from 22% to 24% for the fiscal year beginning April 1, 2018.

Results of Operations for the nine months ended December 31, 2018 and 2017

The following table sets forth, for the periods indicated, the dollar amounts, dollar and percent changes, share changes, and the percentage of revenues represented by certain items reflected in the Company’s consolidated income statements for the nine months ended December 31, 2018 and 2017.  The Company adopted the new accounting standard related to revenue from contracts with customers as of April 1, 2018, as described in Note 2 to the accompanying consolidated financial statements.  The Company’s past operating results are not necessarily indicative of future operating results.

	Nine Months Ended	Nine Months Ended		Percentage
	December 31, 2018	December 31, 2017	Change	Change
Revenue	$444,656,000	$414,777,000	$29,879,000	7.2%
Cost of revenues	352,459,000	334,675,000	17,784,000	5.3%
Gross profit	92,197,000	80,102,000	12,095,000	15.1%
Gross profit as percentage of revenue	20.7%	19.3%
General and administrative	46,834,000	43,794,000	3,040,000	6.9%
General and administrative as percentage of revenue	10.5%	10.6%
Income before income tax provision	45,363,000	36,308,000	9,055,000	24.9%
Income before income tax provision as percentage of revenue	10.2%	8.8%
Income tax provision	10,498,000	9,571,000	927,000	9.7%
Net income	$34,865,000	$26,737,000	$8,128,000	30.4%
Weighted Shares
Basic	18,852,000	18,806,000	46,000	0.2%
Diluted	19,058,000	19,029,000	29,000	0.2%
Earnings Per Share
Basic	$1.85	$1.42	$0.43	30.3%
Diluted	$1.83	$1.41	$0.42	29.8%

Revenues

Change in revenue from the nine months ended December 31, 2018 to the nine months ended December 31, 2017

Revenues increased to $444.7 million for the nine months ended December 31, 2018 from $414.8 million for the nine months ended December 31, 2017, an increase of $29.9 million, or 7.2%. The increase in revenues was due to an increase in patient management services, which increased by 16.2%, from $234 million to $272 million, due to higher revenue from the Company’s claims management customers, the fastest growing portion of the Company’s revenue.   Network solutions services decreased to $173 million from $181 million, a decrease of 4.5%.  The decrease was due to a 24.4% decrease in the number of pharmacy services bills the Company reviewed during the nine months ended December 31, 2018.

Cost of Revenues

Change in cost of revenues from the nine months ended December 31, 2018 to the nine months ended December 31, 2017

Cost of revenues increased to $352.5 million in the nine months ended December 31, 2018 from $334.7 million in the nine months ended December 31, 2017, an increase of $17.8 million, or 5.3%.  The increase in cost of revenues was primarily due to revenue increases in lower margin TPA services, which has had an increase in margins due to increased efficiencies. Additionally, there was an increase of $14.4 million in salaries, due to an increase in headcount in field operations at a lesser rate than revenues.

General and Administrative Expense

Change in general and administrative expense from the nine months ended December 31, 2018 to the nine months ended December 31, 2017

General and administrative expense increased to $46.8 million in the nine months ended December 31, 2018 from $43.8 million in the nine months ended December 31, 2017, an increase of $3.0 million, or 6.9%.  The increase in general and administrative expense was primarily due to an increase in legal expenses and corporate systems costs.

Income Tax Provision

Change in income tax expense from the nine months ended December 31, 2018 to the nine months ended December 31, 2017

Income tax expense increased to $10.5 million for the nine months ended December 31, 2018 from $9.6 million for the nine months ended December 31, 2017, an increase of $0.9 million, or 9.7%.  Income before income tax provision increased to $45.4 million in the nine months ended December 31, 2018 from $36.3 million in the nine months ended December 31, 2017, an increase of $9.1 million, or 24.9%. The income tax expense as a percentage of income before income taxes, also known as the effective tax rate, was 23.1% for the nine months ended December 31, 2018 and 18.7% for the nine months ended December 31, 2017.  During the quarter ended December 31, 2017, the Company applied the newly enacted corporate federal income tax rate to the remeasurement of U.S. deferred tax assets and liabilities resulting in a tax benefit of $3.0 million.

Liquidity and Capital Resources

The Company has historically funded its operations and capital expenditures primarily from cash flow from operations, and to a lesser extent, proceeds from stock option exercises. Working capital increased to $92.6 million as of December 31, 2018 from $65.3 million as of March 31, 2018, an increase of $27.3 million. Cash increased to $96.5 million as of December 31, 2018 from $55.8 million as of March 31, 2018, an increase of $40.7 million. This is primarily due to an increase in net income and proceeds from stock options exercised, partially offset by cash used to repurchase shares of the Company’s common stock, and to a lesser extent, capital expenditures.

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

As of December 31, 2018, the Company had $96.5 million in cash and cash equivalents, invested primarily in short-term, interest-bearing, highly liquid investment-grade securities with maturities of 90 days or less.

In September 2018, the Company renewed its line of credit agreement with a financial institution, which provides a revolving credit facility with borrowing capacity of up to $10 million. Borrowings under this credit agreement, as amended, bear interest, at the Company’s option, at a fixed LIBOR-based rate plus 1.00% or at a fluctuating rate determined by the financial institution to be 1.00% above the daily one-month LIBOR rate. The loan covenants require the Company to (i) maintain a current assets to liabilities ratio of at least 1.25:1; (ii) maintain a current debt to tangible net worth ratio not greater than 1.25:1 and (iii) have positive net income.  The Company is in compliance with all these covenants. There were no outstanding revolving loans as of December 31, 2018, but letters of credit in the aggregate amount of $4.5 million have been issued separate from the line of credit and therefore do not reduce the amount of borrowings available under the revolving credit facility. The renewed credit agreement expires in September 2019.

The Company believes that the cash balance at December 31, 2018, along with anticipated internally generated funds and the availability of the credit facility, will be sufficient to meet the Company’s expected cash requirements for at least the next twelve months.

Operating Activities

Nine months ended December 31, 2018 compared to nine months ended December 31, 2017

Net cash provided by operating activities increased to $67.9 million in the nine months ended December 31, 2018 from $49.9 million in the nine months ended December 31, 2017, an increase of $18.0 million. The increase in cash flow from operating activities was primarily due to an increase in net income and a decrease in accounts receivable due to an improvement in collections.  Days sales outstanding (known as DSO) improved from 42 days to 39 days over the same periods.

Investing Activities

Nine months ended December 31, 2018 compared to nine months ended December 31, 2017

Net cash flow used in investing activities decreased to $10.3 million in the nine months ended December 31, 2018 from $16.3 million in the nine months ended December 31, 2017, a decrease of $6.0 million.  Capital purchases were $10.3 million for the nine months ended December 31, 2018 and $16.3 million for the nine months ended December 31, 2017.

Financing Activities

Nine months ended December 31, 2018 compared to nine months ended December 31, 2017

Net cash flow used in financing activities increased to $16.9 million for the nine months ended December 31, 2018 from $8.6 million for the nine months ended December 31, 2017, an increase of $8.3 million. The increase in net cash used in investing activities was primarily due to an increase in spending on share repurchases from $11.2 million to $22.6 million over the same periods, which was offset by a $3.1 million increase in stock option exercises.

Contractual Obligations

The following table summarizes the Company’s contractual obligations outstanding as of December 31, 2018:

	Payments Due by Period
		Within One	Between One and	Between Three and	More than
	Total	Year	Three Years	Five Years	Five Years
Operating leases	$70,449,000	$14,028,000	$25,120,000	$17,371,000	$13,930,000
Uncertain tax positions	1,532,000	1,532,000	—	—	—
Total	$71,981,000	$15,560,000	$25,120,000	$17,371,000	$13,930,000

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

Recent Accounting Standards Update

In February 2016, the FASB issued ASU No. 2016-02, “Leases”, which sets out the principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for using an approach that is similar to the existing guidance for operating leases. The standard is effective April 1, 2019, with early adoption permitted. The standard is to be applied using a modified retrospective transition method. The Company anticipates the adoption of these standards will result in lease related assets and liabilities recorded on the consolidated balance sheets.  The Company is currently evaluating the effect these standards will have on its results of operations and cash flows.

Guidance Adopted

On May 28, 2014, the FASB issued ASU 2014-09 regarding ASC Topic 606, “Revenue from Contracts with Customers” (“ASC 606”). This standard provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB approved a one-year delay of the effective date of this new revenue recognition standard. The Company has adopted this standard as of April 1, 2018. Refer to Note 2 of the accompanying consolidated financial statements for a description of the impact of the adopted guidance.

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

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2018, the Company held no market risk sensitive instruments for trading purposes, and the Company did not employ any derivative financial instruments, other financial instruments, or derivative commodity instruments to hedge any market risk. The Company had no debt outstanding as of December 31, 2018, and therefore, had no market risk related to debt.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2018, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Effective January 18, 2019, Michael G. Combs replaced V. Gordon Clemons as the Company’s Chief Executive Officer, and a Form 8-K was filed to disclose this change.  Certain control responsibilities have been reassigned to certain key personnel within the Company.  We have reviewed and will continue to monitor our internal controls to make sure there is no adverse impact.  There have been no changes in our internal controls over financial reporting  (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Matters relating to the Tax Cuts and Jobs Act, including future changes in tax laws, rules and regulations, disagreements with taxing authorities and imposition of new taxes, could adversely affect our results of operations and financial condition

On December 22, 2017, the Tax Cuts and Jobs Act was enacted into law. Among numerous provisions included in the new law was the reduction of the corporate federal income tax rate from 35% to 21% effective January 1, 2018. As a result of this federal income tax rate change, during the quarter ended December 31, 2018, we reported an effective tax rate of 24%. However, we continue to analyze and assess the impact of the Tax Cuts and Jobs Act and believe that its impact on our business may not be fully known for some time. The final impact may differ, possibly materially, due to, among other things, changes in interpretations, assumptions made by us, the issuance of federal tax regulations and guidance, and actions we may take as a result of the Tax Cuts and Jobs Act. Taking into account the change in the statutory federal rate as well as other permanent items, we expect our effective combined federal and state tax rate will be approximately 24% to 26% for the fiscal year ending March 31, 2019. This expected effective rate assumes projected financial results consistent with recent trends and applies the new statutory rate and the impact of the Tax Cuts and Jobs Act relative to permanent differences between book and tax income. If our assumption that projected financial results will be consistent with recent trends turns out to be incorrect, our effective combined federal and state tax rate could be higher for the fiscal year ending March 31, 2019. In the absence of guidance on various uncertainties and ambiguities in the application of certain provisions of the Tax Cuts and Jobs Act, we will use what we believe are reasonable interpretations and assumptions in applying the Tax Cuts and Jobs Act, but it is possible that the U.S. Department of Treasury could issue subsequent rules and regulations, or the Internal Revenue Service could issue subsequent guidance or take positions on audit, that differ from our prior interpretations and assumptions, which could have a material adverse effect on our cash, tax assets and liabilities, results of operations, and financial condition.

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

The cost of our current employees’ medical and other benefits substantially affects our profitability. In the past, we have occasionally experienced significant increases in these costs as a result of macro-economic factors beyond our control, including increases in health care costs.  Although we have actively sought to control increases in these costs, there can be no assurance that we will succeed in limiting future cost increases, and continued upward pressure in these costs could materially reduce our profitability.

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

We are dependent, to a substantial extent, upon the continuing efforts and abilities of certain key management personnel. In addition, we face competition for experienced employees with professional expertise in the workers’ compensation managed care area. The loss of key personnel, especially V. Gordon Clemons, our Chairman, and Michael Combs, our Chief Executive Officer and President, or the inability to attract qualified employees, could have a material adverse effect on our business, financial condition, and results of operations.

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

We rely on information technology to support our business activities. Cybersecurity breaches of any of the systems on which we rely may result from circumvention of security systems, denial-of-service attacks or other cyber-attacks, hacking, “phishing” attacks, computer viruses, ransomware, malware, employee or insider error, malfeasance, social engineering, physical breaches or other actions. We have from time to time experienced cybersecurity breaches, such as computer viruses, unauthorized parties gaining access to our information technology systems and similar incidents, which to date have not had a material impact on our business. In the future, any material breaches of cybersecurity, or media reports of the same, even if untrue, could cause us to experience reputational harm, loss of clients and revenue, loss of proprietary data, regulatory actions and scrutiny, sanctions or other statutory penalties, litigation, liability for failure to safeguard clients’ information, financial losses or a drop in our stock price.  Such losses may not be insured against or not fully covered through insurance we maintain.  We have invested and continue to invest in technology security initiatives, policies and resources and employee training. The cost and operational consequences of implementing, maintaining and enhancing further system protections measures could increase significantly as cybersecurity threats increase. As these threats evolve, cybersecurity incidents will be more difficult to detect, defend against and remediate. Any of the foregoing could have a material adverse effect on our business, financial condition and reputation.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the period covered by this report. The following table sets forth the repurchases of the Company’s common stock made by or on behalf of the Company in open-market transactions for the quarter ended December 31, 2018 pursuant to its publicly announced stock repurchase plan.

			Total Number of
			Shares Purchased	Maximum Number
			as Part of Publicly	of Shares that may
	Total Number of	Average Price Paid	Announced	yet be Purchased
Period	Shares Purchased	Per Share	Program	Under the Program
October 1 to October 31, 2018	81,308	$56.56	81,308	837,635
November 1 to November 30, 2018	49,036	$64.08	49,036	788,599
December 1 to December 31, 2018	56,230	$63.11	56,230	732,369
Total	186,574	$60.51	186,574	732,369

In 1996, the Company’s Board of Directors authorized a stock repurchase program for up to 100,000 shares of the Company’s common stock. The Company’s Board of Directors has periodically increased the number of shares authorized for repurchase under the repurchase program.  In February 2017, the Company’s Board of Directors increased the number of shares of common stock authorized to be repurchased over the life of the program by 1,000,000 shares of common stock to 36,000,000 shares of common stock. There is no expiration date for the repurchase program.  As of December 31, 2018, the Company had repurchased 35,267,631 shares of its common stock over the life of the program.

Item 3 – Defaults Upon Senior Securities – None.

Item 4 – Mine Safety Disclosures – Not applicable.

Item 5 – Other Information

On November 1, 2018, we granted performance options to our Chief Executive Officer and President, Michael G. Combs, our Chief Marketing Officer, Diane J. Blaha, our Senior Vice President of Risk Management Services, Michael D. Saverien, our Chief Information Officer, Maxim Shishin, our Chief Financial Officer, Brandon T. O’Brien, and our Vice President of Accounting and Principal Accounting Officer, Jennifer Yoss, to purchase 16,000 shares, 6,000 shares, 10,000 shares, 8,500 shares, 8,000 shares and 4,000 shares, respectively, of our common stock under and pursuant to the terms of our Restated Omnibus Incentive Plan (Formerly the Restated 1988 Executive Stock Option Plan). These performance stock options will vest based on the achievement of certain performance criteria, approved by our Board of Directors and Compensation Committee, relating to certain earnings per share targets in calendar years 2019, 2020 and 2021. The exercise price of the options equaled the closing price of our common stock as quoted by the Nasdaq Global Select Market on the date of grant.

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

10.1†	Stock Option Agreement dated November 1, 2018 by and between CorVel Corporation and Michael G. Combs, providing for performance vesting.

10.2†	Stock Option Agreement dated November 1, 2018 by and between CorVel Corporation and Diane J. Blaha, providing for performance vesting.

10.3†	Stock Option Agreement dated November 1, 2018 by and between CorVel Corporation and Michael D. Saverien, providing for performance vesting.

10.4†	Stock Option Agreement dated November 1, 2018 by and between CorVel Corporation and Maxim Shishin, providing for performance vesting.

10.5†	Stock Option Agreement dated November 1, 2018 by and between CorVel Corporation and Brandon O’Brien, providing for performance vesting.

10.6†	Stock Option Agreement dated November 1, 2018 by and between CorVel Corporation and Jennifer Yoss, providing for performance vesting.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.0 †

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2018, and March 31, 2018; (ii) Consolidated Statements of Income for the three and nine months ended December 31, 2018 and 2017; (iii) Consolidated Stockholders’ Equity for the three and nine months ended December 31, 2018 and 2017; (iv) Consolidated Statements of Cash Flows for the nine months ended December 31, 2018 and 2017; and (v) Notes to Consolidated Financial Statements.

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

CORVEL CORPORATION

By:	/s/ Michael G. Combs
Michael G. Combs, Chief Executive Officer and President

By:	/s/ Brandon T. O’Brien
Brandon T. O’Brien,
Chief Financial Officer

February 7, 2019