Form 10-K
period 2019-03-31
CORVEL CORP
filed 2019-06-07
CIK 874866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number 0-19291

CorVel Corporation

(Exact name of Registrant as specified in its Charter)

Delaware	33-0282651
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2010 Main Street, Suite 600 Irvine, California	92614
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (949) 851-1473

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.0001 Per Share	CRVL	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☐  NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  YES ☐  NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Small reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

As of September 30, 2018, the aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates of the Registrant was approximately $565,792,000 based on the closing price per share of $60.25 for the Registrant’s common stock as reported on the Nasdaq Global Select Market on such date multiplied by 9,390,740 shares (total outstanding shares of 18,826,375 less 9,435,635 shares held by affiliates) of the Registrant’s common stock which were outstanding on such date.  For the purposes of the foregoing calculation only, all of Registrant’s directors, executive officers and persons known to the Registrant to hold ten percent or greater of the Registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s Common Stock outstanding as of June 5, 2019 was 18,499,104.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Items 10 through 14 of Part III of this Form 10-K, to the extent not set forth herein, is incorporated herein by reference to portions of the Registrant’s definitive proxy statement for the Registrant’s 2019 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended March 31, 2019.  Except with respect to the information specifically incorporated by reference in this Form 10-K, the Registrant’s definitive proxy statement is not deemed to be filed as a part of this Form 10-K.

CORVEL CORPORATION

2019 FORM 10-K ANNUAL REPORT

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

FISCAL 2019 DEVELOPMENTS

Company Stock Repurchase Program

During fiscal 2019, the Company continued to repurchase shares of its common stock under a plan originally approved by the Company’s Board of Directors in 1996. In February 2019, the Company’s Board of Directors increased the number of shares of common stock authorized to be repurchased over the life of the plan by 1,000,000 shares of common stock to 37,000,000 shares of common stock. During fiscal 2019, the Company spent $35 million to repurchase 582,159 shares of its common stock. Since commencing this program in the fall of 1996, the Company has repurchased 35,463,238 shares of its common stock through March 31, 2019, at a cost of $466 million. These repurchases were funded primarily from the Company’s operating cash flows.

Appointment of Chief Executive Officer and Chief Financial Officer

Mr. Michael Combs, the President of the Company, was appointed to the additional office of Chief Executive Officer of the Company effective January 18, 2019.  Mr. Brandon O’Brien was appointed as Chief Financial Officer of the Company effective October 1, 2018.

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

Bill Review

Many states have adopted fee schedules, which regulate the maximum allowable fees payable under workers’ compensation for procedures performed by a variety of health treatment providers. Developed in 1989, CorVel’s proprietary bill review and claims management technology automates the review process to provide customers with a faster turnaround time, more efficient bill review and higher total savings. CorVel’s artificial intelligence engine includes over 109 million individual rules, which creates a comprehensive review process that is more efficient than traditional manual bill review processes.

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

CERiS®

CERiS, CorVel’s enhanced review program, performs a clinical review and comparative analysis of itemized billing statements against national and client payment standards. The Company’s comprehensive forensic solution reviews charge utilization, appropriateness of charges, and billing behavior, to verify proper payment for claims. The services range from hospital itemization review to make sure the charges are correct, to repricing of claims using multi-variant methods, to code correction and negotiations for out of network claims.

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

SymbeoSM

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

Additionally, Symbeo provides accounts payable automation that manages the entire AP process.  Routing for coding and approvals are configured to customer specific workflows, which automatically routes each invoice to a specific review or approval status.

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

Through this service, the Company serves customers in the self-insured or commercially-insured market through alternative loss funding methods, and provides them with a complete range of services, including claims administration, case management, and medical bill review. In addition to the field investigation and evaluation of claims, the Company also may provide initial loss reporting services for claims, loss mitigation services such as medical bill review, vocational rehabilitation, administration of trust funds established to pay claims, and risk management information services.

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

24/7 Nurse Triage

Injured workers can call at the time of injury or incident and speak with a registered nurse who specializes in occupational injuries. An assessment is immediately made to recommend self-care, or referral for further medical care if needed. CorVel is able to provide quick and accurate care intervention, often preventing a minor injury from becoming an expensive claim. The 24/7 nurse triage services provide channeling to a preferred network of providers, allows employer access to online case information, comprehensive incident gathering, and healthcare advocacy for injured workers.  Additionally, after being screened by a triage nurse, the service offering will now include the ability to connect injured workers with virtual doctor visits via computers and smart mobile devices through CorVel’s new service, Telehealth.  Telehealth, which is approved in nearly all states, is integrated into CorVel’s proactive healthcare model as an option for qualified injuries, primarily musculoskeletal. Telehealth preserves the integrity of the patient-physician relationship with confidential, HIPAA compliant transactions, while also channeling injured workers to network providers for physical therapy or prescriptions when needed.

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

CareMC facilitates healthcare transaction processing. Using artificial intelligence technology, the website provides situation alerts and event triggers, to facilitate prompt and effective decisions. Users of CareMC can quickly see where event outliers are occurring within the claims management process. If costs exceed pre-determined thresholds or activities fall outside expected timelines, decision-makers, i.e. the customer, can be quickly notified. The latest feature within CareMC, the Edge, modernizes claims processing and adapts to the way people need to work. This module facilitates quicker decision making by prioritizing information that is easily actionable.  Seamlessly integrated within the platform, the Edge browses codified data and prioritizes claims, alerting adjusters to those claims needing attention and what actions need to be taken.  The Edge brings forward live, up to the minute claims information on one screen to help guide users toward their next action.

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

INDUSTRY, CUSTOMERS AND MARKETING

CorVel serves a diverse group of customers that include insurers, third party administrators, self-administered employers, government agencies, municipalities, state funds, and numerous other industries. CorVel is able to provide workers’ compensation services to virtually any size employer and in any state or region of the United States. No single customer of the Company represented more than 10% of revenues in fiscal 2019, 2018 or 2017. Many claims management decisions in workers’ compensation are the responsibility of the local claims office of national or regional insurers. The Company’s national branch office network enables the Company to market and offer its services at both a local and national account level. The Company has placed increasing emphasis on national account marketing. The sales and marketing activities of the Company are conducted primarily by account executives located in key geographic areas.

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

EMPLOYEES

As of March 31, 2019, CorVel had 3,904 employees, including nurses, therapists, counselors and other employees. No employees are represented by any collective bargaining unit. Management believes the Company’s relationship with its employees to be good.

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

In 1996, our Board of Directors authorized a stock repurchase program and, since then, has periodically increased the number of shares authorized for repurchase under the repurchase program.  The most recent increase occurred in February 2019 and brought the number of shares authorized for repurchase over the life of the program to 37,000,000 shares. There is no expiration date for the repurchase program. The timing and actual number of shares repurchased, if any, depend on a variety of factors including the timing of open trading windows, price, corporate and regulatory requirements, and other market conditions. The program may be suspended or discontinued at any time without prior notice. Repurchases pursuant to our stock repurchase program could affect our stock price and increase its volatility. The existence of a stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, repurchases under our stock repurchase program will diminish our cash reserves, which could impact our ability to pursue possible future strategic opportunities and acquisitions and could result in lower overall returns on our cash balances. There can be no assurance that any further stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares of stock. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

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

On December 22, 2017, the Tax Cuts and Jobs Act was enacted into law. Among numerous provisions included in the new law was the reduction of the corporate federal income tax rate from 35% to 21% effective January 1, 2018. As a result of this federal income tax rate change, during the fiscal year ended March 31, 2019, we reported an effective tax rate of 24%. However, we continue to analyze and assess the impact of the Tax Cuts and Jobs Act and believe that its impact on our business may not be fully known for some time. The final impact may differ, possibly materially, due to, among other things, changes in interpretations, assumptions made by us, the issuance of federal tax regulations and guidance, and actions we may take as a result of the Tax Cuts and Jobs Act. Depending on the final impact, our effective combined federal and state tax rate could be higher for the fiscal year beginning April 1, 2019.  In the absence of guidance on various uncertainties and ambiguities in the application of certain provisions of the Tax Cuts and Jobs Act, we are using what we believe are reasonable interpretations and assumptions in applying the Tax Cuts and Jobs Act, but it is possible that the U.S. Department of Treasury could issue subsequent rules and regulations, or the Internal Revenue Service could issue subsequent guidance or take positions on audit, that differ from our prior interpretations and assumptions, which could have a material adverse effect on our cash, tax assets and liabilities, results of operations, and financial condition.

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

We provide to insurers and other payors of healthcare costs managed care programs and TPA services that utilize preferred provider organizations and computerized bill review programs. Health care providers have brought, against us and our customers, individual and class action lawsuits challenging such programs. If such lawsuits are successful, we may incur significant liabilities.

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

We rely on information technology to support our business activities. Cybersecurity breaches of any of the systems on which we rely may result from circumvention of security systems, denial-of-service attacks or other cyber-attacks, hacking, “phishing” attacks, computer viruses, ransomware, malware, employee or insider error, malfeasance, social engineering, physical breaches or other actions. We have from time to time experienced cybersecurity breaches, such as computer viruses, unauthorized parties gaining access to our information technology systems and similar incidents, which to date have not had a material impact on our business. In the future, any material breaches of cybersecurity, or media reports of the same, even if untrue, could cause us to experience reputational harm, loss of customers and revenue, loss of proprietary data, regulatory actions and scrutiny, sanctions or other statutory penalties, litigation, liability for failure to safeguard customers’ information, financial losses or a drop in our stock price. Such losses may not be insured against or not fully covered through insurance we maintain. We have invested and continue to invest in technology security initiatives, policies and resources and employee training. The cost and operational consequences of implementing, maintaining and enhancing further system protections measures could increase significantly as cybersecurity threats increase. As these threats evolve, cybersecurity incidents will be more difficult to detect, defend against and remediate. Any of the foregoing could have a material adverse effect on our business, financial condition and reputation.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company’s principal executive office is located in Irvine, California in approximately 13,000 square feet of leased space. The lease expires in January 2020. The Company leases approximately 81 branch offices in 43 states, which range in size from 200 square feet up to 59,000 square feet. The lease terms for the branch offices range from monthly to 10 years and expire at various dates through 2028. The Company owns a 32,000 square foot building located in Milwaukie, Oregon. The Company believes that its facilities are adequate for its current needs and that suitable additional space will be available as required.

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

Holders. As of June 5, 2019, there were approximately 945 holders of record of the Company’s common stock according to the information provided by the Company’s transfer agent.

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

Unregistered Sales of Equity Securities. None.

Issuer Purchases of Equity Securities. The following table summarizes purchases of the Company’s common stock made by or on behalf of the Company or any affiliated purchaser in the quarter ended March 31, 2019.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that may yet be Purchased Under the Program
January 1 to January 31, 2019	66,839	$62.79	66,839	665,530
February 1 to February 28, 2019	53,942	64.86	53,942	1,611,588
March 1 to March 31, 2019	74,826	65.15	74,826	1,536,762
Total	195,607	$64.26	195,607	1,536,762

In 1996, the Company’s Board of Directors authorized a stock repurchase program initially for up to 100,000 shares of the Company’s common stock. The Company’s Board of Directors has periodically increased the number of shares of common stock authorized for repurchase under the program.  In February 2019, the Company’s Board of Directors increased the number of shares of common stock authorized to be repurchased over the life of the program by 1,000,000 shares of common stock to 37,000,000 shares of common stock.  As of March 31, 2019, the Company has repurchased 35,463,238 shares of its common stock over the life of the program.  There is no expiration date for the program.

STOCK PERFORMANCE GRAPH

The graph and the table depicted below show a comparison of cumulative total stockholder returns for the Company, the NASDAQ and the NASDAQ Health Services Index over a five year period beginning on March 31, 2014. The graph assumes that $100 was invested in the Company’s Common Stock on March 31, 2014, and in each index, and that all dividends were reinvested. No cash dividends have been paid or declared on the Common Stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

CorVel Stock Performance Graph
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$-
March 31, 2014
March 31, 2015
March 31, 2016
March 31, 2017
March 31, 2018
March 31, 2019
CorVel
Nasdaq U.S.
Nasdaq Health

	2014	2015	2016	2017	2018	2019
CorVel Corporation	100.00	69.15	79.22	87.42	101.59	131.11
U.S. NASDAQ	100.00	116.72	115.98	140.79	168.22	184.08
U.S. NASDAQ Healthcare Services	100.00	135.30	108.82	120.82	133.82	147.47

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

Item 6. Selected Financial Data.

The selected consolidated financial data of the Company appears in a separate section immediately following the signature pages of this annual report, and is incorporated herein by this reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” appears in a separate section of this annual report immediately following the “Selected Financial Data” section, and is incorporated herein by this reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates. We do not hold or issue financial instruments for trading purposes.

Interest rate sensitivity

We are exposed to interest rate risks primarily through borrowing under our credit facility. Interest on our borrowings is based upon variable rates. We did not have any outstanding borrowings on our credit facility as of March 31, 2019, 2018 and 2017. Interest income from cash equivalents is not material and is partially offset by interest expense, which represents interest from borrowings, if any, and various fees associated with the credit facility.

Item 8. Financial Statements and Supplementary Data.

The Company’s consolidated financial statements, as listed under Item 15(a)(1), appear in a separate section of this annual report, and are incorporated herein by this reference.  The financial statement schedule is included below under Item 15(a)(2).  The Company’s selected quarterly financial data appears in Note 16 to the Company’s consolidated financial statements in a separate section of this annual report, and is incorporated herein by this reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control—Integrated Framework. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of March 31, 2019 to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Our independent registered public accounting firm, Haskell & White LLP, has issued an audit report on the effectiveness of our internal control over financial reporting as of March 31, 2019 as stated in their report that is included in Part II, Item 8 herein.

Changes to Internal Control over Financial Reporting

Effective January 18, 2019, the Company’s President, Michael G. Combs, replaced V. Gordon Clemons as the Company’s Chief Executive Officer, and a Form 8-K was filed to announce this change. Effective October 1, 2018, Brandon T. O’Brien replaced Kenneth S. Cragun as the Company’s Chief Financial Officer, and a Form 8-K was filed to announce this change. Certain control responsibilities have been reassigned to certain key personnel within the Company. We have reviewed and will continue to monitor our internal controls to make sure there is no adverse impact. During the quarter ended March 31, 2019, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information in the sections titled “Proposal One: Election of Directors,” “Corporate Governance, Board Composition and Board Committees,” “Executive Officers of CorVel,” and “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the Company’s Definitive Proxy Statement for the 2019 Annual Meeting of Stockholders is incorporated herein by reference.

The Board of Directors has adopted a code of ethics and business conduct that applies to all of the Company’s employees, officers and directors. The full text of the Company’s code of ethics and business conduct is posted on the Company’s website at www.corvel.com. The Company intends to disclose future amendments to certain provisions of the Company’s code of ethics and business conduct, or waivers of such provisions, applicable to the Company’s directors and executive officers, at the same location on the Company’s website identified above. The inclusion of the Company’s website address in this annual report does not include or incorporate by reference the information on the Company’s website into this annual report.

Item 11. Executive Compensation.

The information in the sections titled “Executive Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” and “Compensation of Directors,” appearing in the Company’s Definitive Proxy Statement for the 2019 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information in the sections titled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matter” and “Equity Compensation Plan Information” appearing in the Company’s Definitive Proxy Statement for the 2019 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13. Certain Relationships and Related Party Transactions, and Director Independence.

The information in the sections titled “Certain Relationships and Related Person Transactions,” “Proposal One: Election of Directors,” and “Corporate Governance, Board Composition and Board Committees” appearing in the Company’s Definitive Proxy Statement for the 2019 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services.

The information under the captions “Principal Accountant Fees and Services”, “Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors” and “Ratification of Appointment of Independent Auditors” appearing in the Company’s Definitive Proxy Statement for the 2019 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

Item 15.  Financial Statement Schedule.

(a)(1) Financial Statements:

The Company’s financial statements appear in a separate section of this annual report, beginning on the pages referenced below:

(2) Financial Statement Schedule:

The Company’s consolidated financial statements, as listed under Item 15(a)(1), appear in a separate section of this annual report and are incorporated herein by this reference. The Company’s financial statement schedule is as follows:

Schedule II — Valuation and Qualifying Accounts

	Balance at Beginning of Year	Additions Charged to Cost and Expenses	Deductions	Balance at End of Year
Allowance for doubtful accounts:
Fiscal Year Ended March 31, 2019:	$4,551,000	$1,875,000	$(918,000)	$5,508,000
Fiscal Year Ended March 31, 2018:	3,001,000	2,559,000	(1,009,000)	4,551,000
Fiscal Year Ended March 31, 2017:	1,821,000	2,335,000	(1,155,000)	3,001,000

Item 16. Exhibits.

EXHIBITS

Exhibit No.	Title	Method of Filing

3.1	Amended and Restated Certificate of Incorporation of the Company	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 10, 2011.

3.2	Amended and Restated Bylaws of the Company	Incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 filed on August 14, 2006.

3.3	Certificate of Designation Increasing the Number of Shares of Series A Junior Participating Preferred Stock	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 24, 2008.

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

Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 24, 2008.

10.1*	Nonqualified Stock Option Agreement between V. Gordon Clemons, the Company and North Star together with all amendments and addendums thereto (P) Paper filing	Incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 Registration No. 33-40629 initially filed on May 16, 1991.

10.2*	Supplementary Agreement between V. Gordon Clemons, the Company and North Star (P) Paper filing	Incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 Registration No. 33-40629 initially filed on May 16, 1991.

10.3*	Amendment to Supplementary Agreement between V. Gordon Clemons, the Company and North Star (P) Paper filing	Incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1992 filed on June 29, 1992.

10.4*	Restated Omnibus Incentive Plan (Formerly The Restated 1988 Executive Stock Option Plan)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 8, 2018.

10.5*	Forms of Notice of Grant of Stock Option, Stock Option Agreement and Notice of Exercise Under the Restated Omnibus Incentive Plan (Formerly The Restated 1988 Executive Stock Option)

Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 8, 2018, Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 filed on November 9, 2006, Exhibits 10.7, 10.8 and 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994 filed on June 29, 1994, Exhibits 99.2, 99.3, 99.4, 99.5, 99.6, 99.7 and 99.8 to the Company’s Registration Statement on Form S-8 (File No. 333-94440) filed on July 10, 1995, and Exhibits 99.3 and 99.5 to the Company’s Registration Statement on Form S-8 (File No. 333-58455) filed on July 2, 1998.

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

Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 24, 2008.

10.10	Credit Agreement dated May 28, 2009 by and between CorVel Corporation and Wells Fargo Bank, National Association.	Incorporated herein by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed on June 4, 2009.

10.11	Revolving Line of Credit Note dated May 28, 2009 by CorVel Corporation in favor of Wells Fargo Bank, National Association.	Incorporated herein by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed on June 4, 2009.

10.12	First Amendment to Credit Agreement dated June 2, 2010 by and between CorVel Corporation and Wells Fargo Bank, National Association.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 7, 2010.

10.13	Revolving Line of Credit Note dated June 2, 2010 by CorVel Corporation in favor of Wells Fargo Bank, National Association.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 7, 2010.

10.14*	Stock Option Agreement dated December 6, 2010 between the company and Diane J. Blaha, providing performance vesting.	Incorporated herein by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014 filed on June 12, 2014.

10.15	Second Amendment to Credit Agreement dated September 1, 2011 by and between CorVel Corporation and Wells Fargo Bank, National Association.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 31, 2011.

10.16	Revolving Line of Credit Note dated September 1, 2011 by CorVel Corporation in favor of Wells Fargo Bank, National Association.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 31, 2011.

10.17*	Stock option agreement dated November 3, 2011, between the Company and Diane J. Blaha, providing performance vesting.	Incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015 filed on June 11, 2015.

10.18	Third Amendment to Credit Agreement dated September 1, 2012 by and between CorVel Corporation and Wells Fargo Bank, National Association.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 7, 2012.

10.19	Revolving Line of Credit Note dated September 1, 2012 by CorVel Corporation in favor of Wells Fargo Bank, National Association.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 7, 2012.

Exhibit No.	Title	Method of Filing

10.20*	Stock option agreement dated March 1, 2013, between the Company and V. Gordon Clemons, providing performance vesting.	Incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016 filed on June 10, 2016.

10.21*	Stock option agreement dated March 1, 2013, between the Company and Scott McCloud, providing performance vesting.	Incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016 filed on June 10, 2016.

10.22*	Stock option agreement dated March 1, 2013, between the Company and Donald C. McFarlane, providing performance vesting.	Incorporated herein by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016 filed on June 10, 2016.

10.23*	Stock option agreement dated March 1, 2013, between the Company and Diane J. Blaha, providing performance vesting.	Incorporated herein by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016 filed on June 10, 2016.

10.24	Fourth Amendment to Credit Agreement dated September 1, 2013 by and between CorVel Corporation and Wells Fargo Bank, National Association.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 5, 2013.

10.25	Revolving Line of Credit Note dated September 1, 2013 by CorVel Corporation in favor of Wells Fargo Bank, National Association.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 5, 2013.

10.26*	Stock option agreement dated November 4, 2013, between the Company and Scott McCloud, providing performance vesting.	Incorporated herein by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2017 field on June 9, 2017.

10.27*	Stock option agreement dated November 4, 2013, between the Company and Donald C. McFarlane, providing performance vesting.	Incorporated herein by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2017 field on June 9, 2017.

10.28*	Stock option agreement dated November 4, 2013, between the Company and Diane J. Blaha, providing performance vesting.	Incorporated herein by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2017 field on June 9, 2017.

10.29*	Stock option agreement dated November 4, 2013, between the Company and Richard J. Schweppe, providing performance vesting.	Incorporated herein by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2017 field on June 9, 2017.

10.30*	Stock option agreement dated March 1, 2013, between the Company and Richard J. Schweppe, providing performance vesting.	Incorporated herein by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016 filed on June 10, 2016.

10.31	Fifth Amendment to Credit Agreement dated September 1, 2014 by and between CorVel Corporation and Wells Fargo Bank, National Association.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 5, 2014.

10.32	Revolving Line of Credit Note dated September 1, 2014 by CorVel Corporation in favor of Wells Fargo Bank, National Association.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 5, 2014.

10.33*	Stock option agreement dated November 10, 2014, between the Company and Richard J. Schweppe, providing performance vesting.	Incorporated herein by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018 filed on June 8, 2018.

10.34*	Stock option agreement dated November 10, 2014, between the Company and Diane J. Blaha, providing performance vesting.	Incorporated herein by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018 filed on June 8, 2018.

10.35	Sixth Amendment to Credit Agreement dated September 1, 2015 by and between CorVel Corporation and Wells Fargo Bank, National Association.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 4, 2015.

Exhibit No.	Title	Method of Filing

10.36	Revolving Line of Credit Note dated September 1, 2015 by CorVel Corporation in favor of Wells Fargo Bank, National Association.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 4, 2015.

10.37*	Stock option agreement dated November 10, 2015, between the Company and Richard J. Schweppe, providing performance vesting.	Refiled herewith.

10.38*	Stock option agreement dated November 10, 2015, between the Company and Michael G. Combs, providing performance vesting.	Refiled herewith.

10.39*	Stock option agreement dated November 10, 2015, between the Company and Diane J. Blaha, providing performance vesting.	Refiled herewith.

10.40	Seventh Amendment to Credit Agreement dated September 1, 2016 by and between CorVel Corporation and Wells Fargo Bank, National Association.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 2, 2016.

10.41	Revolving Line of Credit Note dated September 1, 2016 by CorVel Corporation in favor of Wells Fargo Bank, National Association.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 2, 2016.

10.42*†	Stock option agreement dated November 3, 2016 between the Company and Michael G. Combs, providing for performance vesting.	Refiled herewith.

10.43*†	Stock option agreement dated November 3, 2016 between the Company and Diane J. Blaha, providing for performance vesting.	Refiled herewith.

10.44*†	Stock option agreement dated November 3, 2016 between the Company Richard J. Schweppe, providing for performance vesting.	Refiled herewith.

10.45	Eighth Amendment to Credit Agreement dated September 1, 2017 by and between CorVel Corporation and Wells Fargo Bank, National Association.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 5, 2017.

10.46	Revolving Line of Credit Note dated September 1, 2017 by CorVel Corporation in favor of Wells Fargo Bank, National Association.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 5, 2017.

10.47*†	Stock Option Agreement dated November 2, 2017 by and between CorVel Corporation and Michael G. Combs, providing for performance vesting.	Refiled herewith.

10.48*†	Stock Option Agreement dated November 2, 2017 by and between CorVel Corporation and Diane J. Blaha, providing for performance vesting.	Refiled herewith.

10.49*†	Stock Option Agreement dated November 2, 2017 by and between CorVel Corporation and Michael D. Saverien, providing for performance vesting.	Refiled herewith.

10.50*†	Stock Option Agreement dated November 2, 2017 by and between CorVel and Corporation and Maxim Shishin, providing for performance vesting.	Refiled herewith.

Exhibit No.	Title	Method of Filing

10.51	First Amendment to Credit Agreement dated September 1, 2018 by and between CorVel Corporation and Wells Fargo Bank, National Association.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 6, 2018.

10.52	Revolving Line of Credit Note dated September 1, 2018 by CorVel Corporation in favor of Wells Fargo Bank, National Association.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 6, 2018.

10.53*†	Stock Option Agreement dated November 1, 2018 by and between CorVel Corporation and Michael G. Combs, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2018 filed on February 7, 2019.

10.54*†	Stock Option Agreement dated November 1, 2018 by and between CorVel Corporation and Diane J. Blaha, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2018 filed on February 7, 2019.

10.55*†	Stock Option Agreement dated November 1, 2018 by and between CorVel Corporation and Michael D. Saverien, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2018 filed on February 7, 2019.

10.56*†	Stock Option Agreement dated November 1, 2018 by and between CorVel and Corporation and Maxim Shishin, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2018 filed on February 7, 2019.

10.57*†	Stock Option Agreement dated November 1, 2018 by and between CorVel and Corporation and Brandon O’Brien, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2018 filed on February 7, 2019.

10.58*†	Stock Option Agreement dated November 1, 2018 by and between CorVel and Corporation and Jennifer Yoss, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2018 filed on February 7, 2019.

21.1	Subsidiaries of the Company.	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm, Haskell & White LLP.	Filed herewith.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

Exhibit No.	Title	Method of Filing

101.0

The following materials from CorVel Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2019  and March 31, 2018; (ii) Consolidated Statements of Income for the fiscal years ended March 31, 2019, 2018 and 2017; (iii) Consolidated Statements of Stockholders' Equity for the fiscal years ended March 31, 2019, 2018 and 2017; (iv) Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2019, 2018 and 2017; and (v) Notes to Consolidated Financial Statements

Furnished herewith.

* - Denotes management contract or compensatory plan or arrangement.

† - Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Securities and Exchange Commission.

(P) – Previously filed only in paper.

(b) Exhibits

The exhibits filed as part of this annual report are listed under Item 15(a)(3) of this annual report.

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

Corvel Corporation

By:	/s/ Michael G. Combs
Michael G. Combs
Chief Executive Officer and President

Date: June 7, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ V. Gordon Clemons	Chairman of the Board	June 7, 2019
V. Gordon Clemons

/s/ Michael G. Combs	Chief Executive Officer and President	June 7, 2019
Michael G. Combs	(Principal Executive Officer)

/s/ Brandon T. O’Brien	Chief Financial Officer	June 7, 2019
Brandon T. O’Brien	(Principal Financial Officer)

/s/ Jennifer L. Yoss	Vice President, Accounting	June 7, 2019
Jennifer L. Yoss	(Principal Accounting Officer)

/s/ Alan R. Hoops	Director	June 7, 2019
Alan R. Hoops

/s/ Steven J. Hamerslag	Director	June 7, 2019
Steven J. Hamerslag

/s/ R. Judd Jessup	Director	June 7, 2019
R. Judd Jessup

/s/ Jean H. Macino	Director	June 7, 2019
Jean H. Macino

/s/ Jeffrey J. Michael	Director	June 7, 2019
Jeffrey J. Michael

SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data for each of the five fiscal years ended March 31, 2019 have been derived from the Company’s audited consolidated financial statements. The following data should be read in conjunction with the Company’s consolidated financial statements, the related notes thereto, and Part II, Item 7 of this annual report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.  The following amounts are in thousands, except per share data and percentages.

	Fiscal Year Ended March 31,
	2019	2018	2017	2016	2015
Income Statement Data:
Revenues	$595,740	$558,350	$518,686	$503,584	$492,625
Cost of revenues	470,931	451,097	413,894	399,040	392,656
Gross profit	124,809	107,253	104,792	104,544	99,969
General and administrative	63,296	59,350	57,243	58,484	54,405
Income before income taxes	61,513	47,903	47,549	46,060	45,564
Income tax provision	14,810	12,208	18,070	17,535	16,974
Net income	$46,703	$35,695	$29,479	$28,525	$28,590
Net income per share:
Basic	$2.48	$1.90	$1.52	$1.44	$1.38
Diluted	$2.46	$1.87	$1.51	$1.43	$1.37
Shares used in computing net income per share:
Basic	18,794	18,825	19,418	19,826	20,669
Diluted	19,008	19,042	19,570	20,004	20,890
Return on beginning of year equity	27.3%	25.7%	22.3%	22.3%	22.6%
Return on beginning of year assets	17.0%	15.2%	13.4%	13.5%	13.3%

	2019	2018	2017	2016	2015
Balance Sheet Data as of March 31,
Cash and cash equivalents	$91,713	$55,771	$28,611	$32,779	$25,516
Accounts receivable, net	71,336	64,940	62,841	59,747	57,537
Working capital	98,574	65,328	38,816	42,693	37,959
Total assets	318,018	274,004	235,383	220,269	211,573
Retained earnings	505,160	458,457	422,762	393,283	364,758
Treasury stock	(466,156)	(430,989)	(419,802)	(391,803)	(360,278)
Total stockholders’ equity	194,805	171,176	138,646	131,948	127,923

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations may include certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including (without limitation) statements with respect to anticipated future operating and financial performance, growth and acquisition opportunities and other similar forecasts and statements of expectation. Words such as “expects,” “anticipates,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “potential,” “continue,” “strive,” “ongoing,” “may,” “will,” “would,” “could,” “should,” and variations of these words and similar expressions, are intended to identify these forward-looking statements. Forward-looking statements made by the Company and its management are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance.

The Company disclaims any obligations to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise. Actual future performance, outcomes, and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of these factors include (without limitation) changes in interpretations or applications of the Tax Cuts and Jobs Act through regulations and guidance that may be issued by the U.S. Department of Treasury; general industry and economic conditions, including a decreasing number of national claims due to a decreasing number of injured workers; cost of capital and capital requirements; existing and  possible litigation and legal liability in the course of operations and the Company’s ability to resolve such litigation; competition from other managed care companies; the ability to expand certain areas of the Company’s business; shifts in customer demands; the ability of the Company to produce market-competitive software; changes in operating expenses including employee wages, benefits, and medical inflation; governmental and public policy changes, including but not limited to legislative and administrative law and rule implementation or change; dependence on key personnel; the continued availability of financing in the amounts and at the terms necessary to support the Company’s future business; the impact of recently issued accounting standards on the Company’s consolidated financial statements; growth in the Company’s sale of TPA services and the other risks identified in Part I, Item 1A of this annual report, “Risk Factors”.

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

Number of Working Days

We are affected by the change in working days in a given quarter.  There are generally fewer working days for our employees to generate revenue in the third fiscal quarter due to employee vacations, inclement weather and holidays.

Summary of Fiscal 2019 Annual Results

The Company had record revenues of $596 million for the fiscal year ended March 31, 2019, an increase of $37 million, or 7%, compared to $558 million for the fiscal year ended March 31, 2018.  This increase was primarily due to a 16.4% increase in patient management services, driven by an increase in TPA services, offset by a 6% decrease in network solutions.

During fiscal 2019, the Company’s gross profit increased to $125 million from $107 million in fiscal 2018, an increase of $18 million, or 16%.  The increase in cost of revenues was primarily due to an increase in margins in the Company’s TPA services due to increased efficiencies, increased in CareIQ revenue and economies of scale.

During fiscal 2019, the Company’s general and administrative expenses increased to $63.3 million from $59.4 million in fiscal 2018, an increase of $3.9 million, or 6.6%.  This increase was primarily due to an increase in corporate system and legal costs.

During fiscal 2019, the Company’s operating income increased to $61.5 million from $47.9 million in fiscal 2018, an increase of $13.6 million, or 28.4%.  The increase was primarily due to an increase in revenues offset by an increase in cost of revenues and general and administrative expenses.

During fiscal 2019, the Company’s income tax expense increased to $14.8 million from $12.2 million in fiscal 2018, an increase of $2.6 million, or 21.3%.  Income before income tax provision increased to $61.5 million in fiscal 2019 from $47.9 million in fiscal 2018, an increase of $13.6 million, or 28.4%.

Weighted average diluted shares were 19.0 million shares in fiscal 2019 and fiscal 2018, with a slight decrease of 34,000 shares, or 0.2%. This decrease was primarily due to the repurchase of 582,159 shares of common stock in fiscal 2019.  In February 2019, the Company’s Board of Directors increased the number of shares authorized to be repurchased over the life of its stock repurchase program to 37,000,000 shares.  Since commencing this program in the fall of 1996, the Company has repurchased 35,463,238 shares of its common stock through March 31, 2019, at a cost of $462 million. These repurchases were funded primarily from the Company’s operating cash flows.

Diluted earnings per share increased to $2.46 in fiscal 2019 from $1.87 in fiscal 2018, an increase of $0.59 per share, or 31.6%. The increase in diluted earnings per share was primarily due to an increase in net income.

Results of Operations

The Company derives its revenues from providing patient management and network solutions services to payors of workers’ compensation benefits, automobile insurance claims, and group health insurance benefits. Patient management services include claims management and all services sold to claims management customers, case management, 24/7 nurse triage, utilization management, vocational rehabilitation, and life care planning. Network solutions services include fee schedule auditing, hospital bill auditing, independent medical examinations, directed care services, diagnostic imaging review services and preferred provider referral services.  The percentages of total revenues attributable to patient management and network solutions services for the fiscal years ended March 31, 2019, 2018 and 2017 are listed below.

	2019	2018	2017
Patient management services	61.8%	56.7%	55.6%
Network solutions services	38.2%	43.3%	44.4%
	100.0%	100.0%	100.0%

As noted in the table above, from fiscal 2017 to fiscal 2019, the mix of the Company’s revenues moved 6.2 percentage points from network solutions services to patient management services. This mix shift is primarily due to the Company’s increased focus in the sale of TPA and related services, which are included within patient management services.  The Company expects to have more growth in the sale of TPA and related services than in its other services because it is focusing more of its efforts, and believes the opportunities for growth in revenue is better, in this area.

The following table shows the consolidated statements of income for the fiscal years ended March 31, 2019, 2018 and 2017 and the dollar changes, as well as the percentage changes for each fiscal year.  The following amounts are in thousands, except per share data and percentages.

	Fiscal 2019	Fiscal 2018	Fiscal 2017	Amount Change from Fiscal 2018 to 2019	Amount Change from Fiscal 2017 to 2018	Percent Change from Fiscal 2018 to 2019	Percent Change from Fiscal 2017 to 2018
Revenues	$595,740	$558,350	$518,686	$37,390	$39,664	6.7%	7.6%
Cost of revenues	470,931	451,097	413,894	19,834	37,203	4.4	9.0
Gross profit	124,809	107,253	104,792	17,556	2,461	16.4	2.3
General and administrative	63,296	59,350	57,243	3,946	2,107	6.6	3.7
Income before income taxes	61,513	47,903	47,549	13,610	354	28.4	0.7
Income tax provision	14,810	12,208	18,070	2,602	(5,862)	21.3	(32.4)
Net income	$46,703	$35,695	$29,479	$11,008	$6,216	30.8%	21.1%
Net income per share:
Basic	$2.48	$1.90	$1.52	$0.58	$0.38	30.5%	25.0%
Diluted	$2.46	$1.87	$1.51	$0.59	$0.36	31.6%	23.8%
Shares used in net income per share:
Basic	18,794	18,825	19,418	(31)	(593)	(0.2%)	(3.1%)
Diluted	19,008	19,042	19,570	(34)	(528)	(0.2%)	(2.7%)

As previously identified in Part I, Item 1A of this annual report, “Risk Factors,” the Company’s ability to maintain or grow revenues is subject to several risks including, but not limited to, changes in government regulations, exposure to litigation and the ability to add or retain customers. Any of these, or a combination of all of them, could have a material and adverse effect on the Company’s results of operations going forward.

The following table sets forth, for the periods indicated, the percentage of revenues represented by certain items reflected in the Company’s consolidated statements of income. The Company’s past operating results are not necessarily indicative of future operating results.  The percentages for the fiscal years ended March 31, 2019, 2018 and 2017 are as follows:

Income Statement Percentages	2019	2018	2017
Revenues	100.0%	100.0%	100.0%
Cost of revenues	79.0%	80.8%	79.8%
Gross profit	21.0%	19.2%	20.2%
General and administrative	10.6%	10.6%	11.0%
Income before income taxes	10.4%	8.6%	9.2%
Income tax provision	2.5%	2.2%	3.5%
Net income	7.9%	6.4%	5.7%

Revenue

The Company derives its revenues from providing patient management and network solutions services to payors of workers’ compensation benefits, automobile insurance claims, and group health insurance benefits.

Change in Revenue

Fiscal 2019 Compared to Fiscal 2018

Revenues increased to $596 million in fiscal 2019 from $558 million in fiscal 2018, an increase of $37 million, or 7%.  The increase in revenues was due to an increase in patient management services, which increased by 16.4%, from $316 million to $368 million. The increase in patient management services was due to an increase in TPA services partially offset by a decrease in case management services to non-TPA customers.  The increase in revenues from TPA services was due to a 7% increase in the number of customers, which contributed to a 20% increase in the total number of claims opened during the fiscal year. Network solutions services decreased to $228 million from $242 million, a decrease of 6%. The decrease was due to a 9.2% decrease in the number of pharmacy services bills the Company reviewed during fiscal 2019.

Fiscal 2018 Compared to Fiscal 2017

Revenues increased to $558 million in fiscal 2018 from $519 million in fiscal 2017, an increase of $40 million, or 8%. The increase in revenues was due to an increase in patient management services, which increased by 9.8%, from $288 million to $316 million. The increase in patient management services was due to an increase in TPA services partially offset by a decrease in case management services to non-TPA customers. The increase in revenues from TPA services was due to a 9% increase in the number of customers, which contributed to a 19% increase in the total number of claims opened during the fiscal year. Network solutions services revenues increased by 5.0%, from $230 million to $242 million. The increase was due to a 6.4% increase in the number of bills, and revenue per bill increased 2.4%, from $29.80 to $30.50. Pharmacy service revenues increased $4.8 million, from $56.4 million to $61.1 million.

Cost of Revenue

The Company’s cost of revenues consists of direct expenses, costs directly attributable to the generation of revenue, and indirect costs which are incurred to support the operations in the field offices which generate the revenue. Direct expenses primarily include (i) case manager and bill review analysts’ salaries, along with related payroll taxes and fringe benefits, and (ii) costs associated with independent medical examinations (known as IME), prescription drugs, and MRI, physical therapy, and durable medical equipment providers. Most of the Company’s revenues are generated in offices which provide both patient management services and network solutions services. The largest of the field indirect costs are (i) manager salaries and bonuses, (ii) account executive base pay and commissions, (iii) salaries of administrative and clerical support, field systems personnel and PPO network developers, along with related payroll taxes and fringe benefits, (iv) office rent, and (v) telephone expenses. During fiscal 2019 and 2018, approximately 37% and 34%, respectively, of the costs incurred in the field were considered field indirect costs, which support both the patient management services and network solutions services operations of the Company’s field operations.

Change in Cost of Revenue

Fiscal 2019 Compared to Fiscal 2018

The Company’s cost of revenues increased to $471 million in fiscal 2019 from $451 million in fiscal 2018, an increase of $20 million, or 4%.  The increase in cost of revenues was primarily due to revenue increasing in lower margin TPA services. Additionally, there was an increase of $16.1 million in salaries, to $229 million in fiscal 2019 from $213 million in fiscal 2018, due to an increase in headcount and field labor costs of 116 employees.

Fiscal 2018 Compared to Fiscal 2017

The Company’s cost of revenues increased to $451 million in fiscal 2018 from $414 million in fiscal 2017, an increase of $37 million, or 9%. The increase in cost of revenues was primarily due to revenue increasing in lower margin TPA services, which was slightly offset by an increase in higher margin network solutions revenue. Additionally, there was an increase of $17.5 million in salaries, to $213 million in fiscal 2018 from $195 million in fiscal 2017, due to an increase in headcount and field labor costs of 159 employees. Pharmacy service costs increased $5.1 million due to an increase in pharmacy service revenues. The Company also experienced a $4.6 million increase in the Company’s self-insured group medical costs due to a few large claims incurred during fiscal 2018.

General and Administrative Expense

During fiscal years 2019, 2018, and 2017, approximately 54%, 54%, and 59%, respectively, of general and administrative costs consisted of corporate systems costs, which include the corporate systems support, implementation and training, rules engine development, national IT strategy and planning, depreciation of hardware costs in the Company’s corporate offices and backup data center, the Company’s nationwide area network, and other systems related costs. The Company includes all IT-related costs managed by the corporate office in general and administrative whereas the field IT-related costs are included in the cost of revenues.  The remaining general and administrative costs consist of national marketing, national sales support, corporate legal, corporate insurance, human resources, accounting, product management, new business development, and other general corporate expenses.

Change in General and Administrative Expense

Fiscal 2019 Compared to Fiscal 2018

General and administrative expense increased to $63.3 million in fiscal 2019 from $59.4 million in fiscal 2018, an increase of $3.9 million, or 6.6%.   The increase in general and administrative expense was primarily due to an increase in corporate systems costs of $1.9 million and an increase in legal expenses of $1.1 million.  This is consistent with the percentage of increase in revenues of 6.7%.

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

Income Tax Provision

Fiscal 2019 Compared to Fiscal 2018

The Company’s income tax expense was $14.8 million for fiscal 2019 and $12.2 million for fiscal 2018, an increase of $2.6 million. The income tax expense was calculated based on a 24% tax rate for fiscal year 2019 and 25% for fiscal year 2018.  Income before income tax provision increased to $61.5 million in fiscal 2019 from $47.9 million in fiscal 2018, an increase of $13.6 million.

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

Net Income

Fiscal 2019 Compared to Fiscal 2018

The Company’s net income increased to $46.7 million in fiscal 2019 from $35.7 million in fiscal 2018, an increase of $11.0 million, or 30.8%.  This increase was primarily due to a 28.4% increase in income before income taxes.

Fiscal 2018 Compared to Fiscal 2017

The Company’s net income increased to $35.7 million in fiscal 2018 from $29.5 million in fiscal 2017, an increase of $6.2 million, or 21.1%. This increase was primarily due to the benefit of the lower corporate tax rates, in addition to a 1.0% increase in pretax income.

Earnings per Share

Fiscal 2019 Compared to Fiscal 2018

The Company’s diluted earnings per share increased to $2.46 in fiscal 2019 from $1.87 in fiscal 2018, an increase of $0.59.  This increase was primarily due to an increase in income before income taxes.

Fiscal 2018 Compared to Fiscal 2017

The Company’s diluted earnings per share increased to $1.87 in fiscal 2018 from $1.51 in fiscal 2017, an increase of $0.36. This increase was primarily due to the benefit of the lower corporate tax rates and a decrease in diluted weighted average shares outstanding because of shares repurchased under the Company’s stock repurchase program.

Liquidity and Capital Resources

The Company manages its liquidity and financial position in the context of its overall business strategy. The Company continually forecasts and manages its cash, investments, working capital balances and capital structure to meet the short- and long-term obligations of its businesses while seeking to maintain liquidity and financial flexibility. Cash flows generated from operating activities are principally from earnings before non-cash expenses. The risk of decreased operating cash flow from a decline in earnings is partially mitigated by the diversity of the Company’s services, geographies and customers, and the Company has had virtually no interest-bearing debt for the past 28 years.

The Company has historically funded its operations and capital expenditures primarily from cash flow from operations, and to a lesser extent, stock option exercises.   The Company’s net accounts receivables have ranged from 41 to 43 days of average sales for the fiscal years ended March 31, 2019, 2018 and 2017.  The Company expects days sales outstanding (known as DSO) to remain in the low to mid 40-day range. The Company’s historical profit margins and historical ratio of investments in assets used in the business has allowed the Company to generate sufficient cash flow to repurchase $466 million of its common stock during the past 22 fiscal years, on inception-to-date net earnings of $505 million. The Company repurchases shares during periods of excess liquidity, which has occurred in all 28 years that the Company has been public.  Should the Company have lower income or cash flows, it could reduce or eliminate repurchases under the stock repurchase program until earnings and cash flow improved.  Working capital increased to $98.6 million in fiscal 2019 from $65.3 million in fiscal 2018.  This is primarily due to an increase in net income and proceeds from stock options exercised, partially offset by cash used to repurchase shares of the Company’s common stock.

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

As of March 31, 2019, the Company had $91.7 million in cash and cash equivalents, invested primarily in short-term, interest-bearing, highly-liquid, investment-grade securities with maturities of 90 days or less.

In September 2018, the Company renewed a line of credit agreement.  The line is with a financial institution to provide a revolving credit facility with borrowing capacity of up to $10 million. Borrowings under this agreement, as amended, bear interest, at the Company’s option, at a fixed LIBOR-based rate plus 1.00% or at a fluctuating rate determined by the financial institution to be 1.00% above the daily one-month LIBOR rate. The loan covenants require the Company to maintain a current assets to liabilities ratio of at least 1.25:1, debt to tangible net worth ratio not greater than 1.25:1 and to have positive net income.  There were no outstanding revolving loans as of March 31, 2019, but letters of credit in the aggregate amount of $4.5 million have been issued separate from the line of credit, and therefore do not reduce the amount of borrowings available under the revolving credit facility. In the event of default, the financial institution has a right of setoff against our cash balances on deposit with the financial institution to the extent there is unpaid principal and interest related to the line of credit. The credit agreement expires in September 2019.

The Company believes that the cash balance at March 31, 2019 along with anticipated internally-generated funds, and the credit facility will be sufficient to meet the Company’s expected cash requirements for at least the next twelve months.

Operating Cash Flows

Fiscal 2019 Compared to Fiscal 2018

Net cash provided by operating activities increased to $78.6 million in fiscal 2019 from $62.2 million in fiscal 2018, an increase of $16.5 million.  The improvement in cash from operating activities was primarily due to an $11 million increase in net income, along with an increase in accrued liabilities, primarily in accrued wages, professional services and coupled with the favorable cash impact from an increase in deferred revenue.

Fiscal 2018 Compared to Fiscal 2017

Net cash provided by operating activities increased to $62.2 million in fiscal 2018 from $52.1 million in fiscal 2017, an increase of $10.1 million. The improvement in cash from operating activities was primarily due to a $6 million increase in net income, coupled with the favorable cash impact from an increase in deferred revenue.

Investing Activities

Fiscal 2019 Compared to Fiscal 2018

Net cash flow used in investing activities decreased to $15.3 million in fiscal 2019 from $27.7 million in fiscal 2018, a decrease of $12.4 million.  The decrease in net cash flow used in investing activities was due to the Company not having large non-recurring purchases of a building and servers in fiscal 2019.

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

Financing Activities

Fiscal 2019 Compared to Fiscal 2018

Net cash flow used in financing activities increased to $27.4 million in fiscal 2019 from $7.3 million in fiscal 2018, an increase of $20.1 million.  During fiscal 2019, the Company spent $35 million to repurchase 582,159 shares of its common stock (at an average price of $60.41 per share).  During fiscal 2018, the Company spent $11 million to repurchase 249,245 shares of its common stock (at an average price of $44.88 per share).

If the Company continues to generate cash flow from operating activities, the Company may continue to repurchase shares of its common stock on the open market, if authorized by the Company’s Board of Directors, or seek to identify other businesses to acquire.  In February 2019, the Board of Directors increased the number of shares authorized to be repurchased over the life of the stock repurchase program by an additional 1,000,000 shares to 37,000,000 shares.  The Company has historically used cash provided by operating activities and from the exercise of stock options to repurchase stock. The Company expects that it may use some of the cash on the balance sheet at March 31, 2019 to repurchase additional shares of its common stock in the future.

Fiscal 2018 Compared to Fiscal 2017

Net cash flow used in financing activities decreased to $7.3 million in fiscal 2018 from $25.2 million in fiscal 2017, a decrease of $17.9 million. During fiscal 2018, the Company spent $11 million to repurchase 249,245 shares of its common stock (at an average price of $44.88 per share). During fiscal 2017, the Company spent $28 million to repurchase 745,575 shares of its common stock (at an average price of $37.56 per share).

Contractual Obligations

The following table sets forth our contractual obligations at March 31, 2019, which are primarily future minimum lease payments due under non-cancelable operating leases:

		For the Fiscal Years Ended March 31st, Within:
	Total	Less than one year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$64,861,000	$14,695,000	$24,372,000	$15,692,000	$10,102,000
Total	$64,861,000	$14,695,000	$24,372,000	$15,692,000	$10,102,000

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

The following is not intended to be a comprehensive list of our accounting policies. The Company’s significant accounting policies are more fully described in Note 1, “Summary of Significant Accounting Policies” in the notes to our consolidated financial statements. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America (“GAAP”), with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting an available alternative would not produce a materially different result.

We have identified the following accounting policies as critical to us: (i) revenue recognition, (ii) allowance for uncollectible accounts, (iii) goodwill and long-lived assets, (iv) accrual for self-insured costs, (v) accounting for income taxes, (vi) legal and other contingencies, (vii) share-based compensation, and (viii) software development costs.

Revenue Recognition:  The Company adopted ASC 606 using the modified retrospective method for those contracts which were not substantially completed as of the transition date. The reported results for the fiscal year ended March 31, 2019 reflect the application of the guidance of ASC 606 while the reported results for the fiscal year ended March 31, 2018 were prepared under the guidance of ASC 605.  There was no material impact to any of the line items within the Company’s Consolidated Statements of Income or Consolidated Balance Sheets as a result of applying ASC 606 for the fiscal year ended March 31, 2019.

Revenue is recognized when control of the promised services is transferred to the Company’s customers in an amount that reflects the consideration expected to be entitled to in exchange for those services. As the Company completes its performance obligations which are identified below, it has an unconditional right to consideration as outlined in the Company’s contracts. Generally, the Company’s accounts receivable are expected to be collected in 30 days in accordance with the underlying payment terms.  For many of the Company’s services, the Company typically has one performance obligation; however, it also provides the customer with an option to acquire additional services. The Company offers multiple services under its patient management and network solutions service lines.  The Company typically provides a menu of offerings from which the customer may choose to purchase. The price of each service is separate and distinct and provides a separate and distinct value to the customer. Pricing is generally consistent for each service irrespective of the other services or quantities requested by the customer.

In transactions related to third-party service revenue, which includes pharmacy, directed care services and other services provided by the Company’s integrated network solutions services, the Company is considered the principal, as it directs the third party, controls the specified service, performs program utilization review, directs payment to the provider, accepts the financial risk of loss associated with services rendered and combines the services provided into an integrated solution, as specified within the Company’s customer contracts. The Company has the ability to influence contractual fees with customers and possesses the financial risk of loss in certain contractual obligations. These factors indicate the Company is the principal and, as such, it is required to recognize revenue gross and service partner vendor fees in the operating expense in the Company’s consolidated income statements.

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

The Company must make significant judgments and estimates in determining contractual and bad debt allowances in any accounting period. One significant uncertainty inherent in the Company’s analysis is whether its past experience will be indicative of future periods. Although the Company considers future projections when estimating contractual and bad debt allowances, the Company ultimately makes its decisions based on the best information available to it at the time the decision is made. Adverse changes in general economic conditions or trends in reimbursement amounts for the Company’s services could affect the Company’s contractual and bad debt allowance estimates, collection of accounts receivable, cash flows, and results of operations. No one customer accounted for 10% or more of accounts receivable at March 31, 2019 and 2018.

Goodwill and Long-Lived Assets:  Goodwill arising from business combinations represents the excess of the purchase price over the estimated fair value of the net assets of the acquired business. Pursuant to ASC 350-10 through ASC 350-30, “Goodwill and Other Intangible Assets,” goodwill is tested annually for impairment or more frequently if circumstances indicate the potential for impairment. Also, management tests for impairment of its amortizable intangible assets and long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The impairment test is conducted at the company level.  The measurement of fair value is based on an evaluation of market capitalization and is further tested using a multiple of earnings approach. In projecting the Company’s cash flows, management considers industry growth rates and trends and cost structure changes. Based on the Company’s tests and reviews, no impairment of its goodwill, intangible assets, or other long-lived assets existed at March 31, 2019 or March 31, 2018.  However, future events or changes in current circumstances could affect the recoverability of the carrying value of goodwill and long-lived assets.

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

Legal and Other Contingencies:  As discussed in Part I, Item 3 of this annual report, “Legal Proceedings” and in Note 10, “Contingencies and Legal Proceedings” in the notes to our consolidated financial statements, the Company is subject to various legal proceedings and claims that arise in the ordinary course of business. The Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. There is significant judgment required in both the probability determination and as to whether an exposure can be reasonably estimated.  The outcome of legal proceedings and claims brought against the Company is subject to significant uncertainty.

Share-Based Compensation: The Company accounts for share-based compensation in accordance with the provisions of ASC Topic 718 “Compensation – Stock Compensation”.  Under ASC 718, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).   For the fiscal year ended March 31, 2019, the Company recorded share-based compensation expense of $4,349,000.

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s term, and the Company’s expected annual dividend yield. The Company issues performance-based stock options which vest only upon the Company’s achievement of certain earnings per share targets on a calendar year basis, as determined by the Company’s Board of Directors. These options were valued in the same manner as the time-based options. However, the Company only recognizes stock compensation expense to the extent that the targets are determined to be probable of being achieved, which triggers the vesting of the performance options. The Company’s management believes that this valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in fiscal 2019.  Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

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

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, “Leases”, which sets out the principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straightline basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for using an approach that is similar to the existing guidance for operating leases. The standard is effective April 1, 2019, with early adoption permitted. The standard is to be applied using a modified retrospective transition method. The Company is adopting this standard in the first quarter of its fiscal year ending March 31, 2020.  The Company will elect the transition package of practical expedients provided within the guidance, which eliminates the requirements to reassess lease identification, lease classification and initial direct costs for leases commenced before the effective date.  The Company will also elect not to separate lease from non-lease components and to exclude short-term leases from its consolidated balance sheets.  The adoption of the guidance is expected to have a material impact on the Company’s consolidated balance sheets.  While the Company continues to assess all the impacts of adoption, the Company anticipates recognizing operating lease liabilities in excess of $98 million based on the present value of the remaining minimum lease commitments using the incremental borrowing rate as of the effective date over the expected lease term. The Company also expects to record corresponding right-of-use assets based upon the operating lease liabilities adjusted for prepaid and deferred rents, unamortized initial direct costs and liabilities associated with lease termination costs at the effective date.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of CorVel Corporation

Opinions on the Consolidated Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of CorVel Corporation (the “Company”) as of March 31, 2019 and 2018, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2019, and the related notes and financial statement schedule (collectively referred to as the “consolidated financial statements”).  We also have audited the Company’s internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2019, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

/s/ HASKELL & WHITE LLP

We have served as the Company’s auditor since 2006. Irvine, California
June 7, 2019

CORVEL CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,
	2019	2018
ASSETS
Current Assets
Cash and cash equivalents	$91,713,000	$55,771,000
Customer deposits	45,268,000	35,496,000
Accounts receivable (less allowance for doubtful accounts of $5,508,000 at March 31, 2019 and $4,551,000 at March 31, 2018)	71,336,000	64,940,000
Prepaid expenses and income taxes	7,176,000	7,110,000
Total current assets	215,493,000	163,317,000
Property and equipment, net	61,980,000	69,356,000
Goodwill	36,814,000	36,814,000
Other intangible assets, net	2,975,000	3,415,000
Other assets	756,000	1,102,000
Total assets	$318,018,000	$274,004,000
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts and income taxes payable	$11,478,000	$13,453,000
Accrued liabilities	105,441,000	84,536,000
Total current liabilities	116,919,000	97,989,000
Deferred income taxes, net	6,294,000	4,839,000
Total liabilities	123,213,000	102,828,000
Commitments and contingencies (Notes 6, 7, 9, 10, 11 and 13)
Stockholders' Equity
Common stock, $.0001 par value: 120,000,000 shares authorized at March 31, 2019 and 2018; 54,021,032 shares issued (18,557,794 shares outstanding, net of treasury shares) and 53,793,986 shares issued (18,912,907 shares outstanding, net of treasury shares) at March 31, 2019 and March 31, 2018, respectively	3,000	3,000
Paid-in-capital	155,798,000	143,705,000
Treasury Stock, at cost (35,463,238 and 34,881,079 shares at March 31, 2019 and 2018, respectively)	(466,156,000)	(430,989,000)
Retained earnings	505,160,000	458,457,000
Total stockholders' equity	194,805,000	171,176,000
	$318,018,000	$274,004,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Years Ended March 31,
	2019	2018	2017
Revenues	$595,740,000	$558,350,000	$518,686,000
Cost of revenues	470,931,000	451,097,000	413,894,000
Gross profit	124,809,000	107,253,000	104,792,000
General and administrative	63,296,000	59,350,000	57,243,000
Income before income taxes	61,513,000	47,903,000	47,549,000
Income tax provision	14,810,000	12,208,000	18,070,000
Net income	$46,703,000	$35,695,000	$29,479,000
Net income per share:
Basic	$2.48	$1.90	1.52
Diluted	$2.46	$1.87	1.51
Weighted average shares outstanding:
Basic	18,794,000	18,825,000	19,418,000
Diluted	19,008,000	19,042,000	19,570,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Fiscal Years Ended March 31, 2019, 2018 and 2017

	Common Shares	Stock Amount	Paid-in-Capital	Treasury Shares	Treasury Stock	Retained Earnings	Total Stockholders' Equity
Balance – March 31, 2016	53,448,672	$3,000	$130,465,000	(33,886,259)	$(391,803,000)	$393,283,000	$131,948,000
Stock issued under employee stock purchase plan	10,596	—	419,000	—	—	—	419,000
Stock issued under stock option plan, net of shares repurchased	109,799	—	2,367,000	—	—	—	2,367,000
Stock-based compensation expense	—	—	2,432,000	—	—	—	2,432,000
Purchase of treasury stock	—	—	—	(745,575)	(27,999,000)	—	(27,999,000)
Net income	—	—	—	—	—	29,479,000	29,479,000
Balance – March 31, 2017	53,569,067	3,000	135,683,000	(34,631,834)	(419,802,000)	422,762,000	138,646,000
Stock issued under employee stock purchase plan	8,976	—	458,000	—	—	—	458,000
Stock issued under stock option plan, net of shares repurchased	215,943	—	3,426,000	—	—	—	3,426,000
Stock-based compensation expense	—	—	3,164,000	—	—	—	3,164,000
Purchase of treasury stock	—	—	—	(249,245)	(11,187,000)	—	(11,187,000)
Adjustment to deferred income taxes for prior year's stock options	—	—	974,000	—	—	—	974,000
Net income	—	—	—	—	—	35,695,000	35,695,000
Balance – March 31, 2018	53,793,986	3,000	143,705,000	(34,881,079)	(430,989,000)	458,457,000	171,176,000
Stock issued under employee stock purchase plan	8,271	—	503,000	—	—	—	503,000
Stock issued under stock option plan, net of shares repurchased	218,775	—	7,241,000	—	—	—	7,241,000
Stock-based compensation expense	—	—	4,349,000	—	—	—	4,349,000
Purchase of treasury stock	—	—	—	(582,159)	(35,167,000)	—	(35,167,000)
Net income	—	—	—	—	—	46,703,000	46,703,000
Balance – March 31, 2019	54,021,032	$3,000	$155,798,000	(35,463,238)	$(466,156,000)	$505,160,000	$194,805,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended March 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$46,703,000	$35,695,000	$29,479,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,984,000	21,775,000	20,948,000
Loss on write down or disposal of assets	306,000	1,199,000	733,000
Stock-based compensation expense	4,349,000	3,164,000	2,432,000
Provision for doubtful accounts	1,875,000	2,559,000	2,335,000
Provision for deferred income taxes	1,456,000	(874,000)	(1,220,000)
Changes in operating assets and liabilities:
Accounts receivable	(8,271,000)	(4,658,000)	(5,429,000)
Customer deposits	(9,772,000)	(3,025,000)	(6,822,000)
Prepaid expenses and income taxes	(66,000)	(2,166,000)	(11,000)
Other assets	145,000	545,000	(29,000)
Accounts and income taxes payable	(1,975,000)	(3,130,000)	3,350,000
Accrued liabilities	20,905,000	11,068,000	6,286,000
Net cash provided by operating activities	78,639,000	62,152,000	52,052,000
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in private equity	—	—	34,000
Purchases of property and equipment	(15,274,000)	(27,689,000)	(31,041,000)
Net cash used in investing activities	(15,274,000)	(27,689,000)	(31,007,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of employee stock purchase options	503,000	458,000	419,000
Exercise of common stock options	7,241,000	3,426,000	2,367,000
Purchase of treasury stock	(35,167,000)	(11,187,000)	(27,999,000)
Net cash used in financing activities	(27,423,000)	(7,303,000)	(25,213,000)
Net increase (decrease) in cash and cash equivalents	35,942,000	27,160,000	(4,168,000)
Cash and cash equivalents at beginning of year	55,771,000	28,611,000	32,779,000
CASH AND CASH EQUIVALENTS AT END OF YEAR	$91,713,000	$55,771,000	$28,611,000
Supplemental cash flow information
Income taxes paid	$12,854,000	$16,229,000	$18,321,000
Accrual of software license purchase	$—	$1,746,000	$3,492,000
Tenant improvement allowance	$—	$—	$1,224,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended March 31, 2019, 2018 and 2017

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

Basis of Presentation:  The consolidated financial statements include the accounts of CorVel and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.  Certain prior year amounts have been reclassified to conform to fiscal 2019 presentation.  These changes had no impact on previously-reported results of operations or shareholders’ equity.

The Company evaluated all subsequent events and transactions through the date of this filing.  During the period subsequent to March 31, 2019, through the date of filing this annual report, the Company repurchased 91,925 shares of common stock for $6.4 million, or an average of $69.92 per share.  These shares were repurchased under the Company’s ongoing stock repurchase program described in Note 8.

Use of Estimates:  The preparation of financial statements in compliance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements. Actual results could differ from those estimates.  Significant estimates include the values assigned to intangible assets, capitalized software development, the allowance for doubtful accounts, accrual for income taxes, share-based payments related to performance-based awards, loss contingencies, estimated lives of claims for claims administration revenue recognition, estimates used in stock options valuations, and accrual for self-insurance reserves.

Cash and Cash Equivalents:  Cash and cash equivalents consist of short-term, interest-bearing highly-liquid investment-grade securities with maturities of 90 days or less when purchased. The carrying amounts of the Company’s financial instruments approximate their fair values at March 31, 2019 and 2018 due to the short-term nature of those instruments.  Customer deposits represent cash that is expected to be returned or applied towards payment within one year through the Company’s provider reimbursement services.

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

The carrying amount of the Company’s financial instruments (i.e. cash, accounts receivable, accounts payable, etc.) are all Level 1, and the Company believes their respective carrying values approximates their fair values at March 31, 2019 and 2018 due to the short-term nature of those instruments.  The Company has no Level 2 or Level 3 assets or liabilities.

Investment in Private Equity: The Company has made an investment of $2,250,000 into a private equity limited partnership that invests in start-up companies primarily in the data analytics industry.   The Company accounts for the investment using the cost minus impairment method, plus or minus any changes resulting from observable price changes in orderly transactions.  The Company recorded a reduction to the investment of $200,000 for the year ended March 31, 2019.  The investment is recorded in other assets on the accompanying consolidated balance sheets.  It is not practicable to estimate the fair value of the investment due to the fact that the investment is in a diversified portfolio of companies whose shares are not traded in public markets.

Revenue Recognition: The Company adopted ASC 606 using the modified retrospective method for those contracts which were not substantially completed as of the transition date. The reported results for the fiscal year ended March 31, 2019 reflect the application of the guidance of ASC 606 while the reported results for the fiscal year ended March 31, 2018 were prepared under the guidance of ASC 605.  There was no material impact to any of the line items within the Company’s Consolidated Statements of Income or Consolidated Balance Sheets as a result of applying ASC 606 for the fiscal year ended March 31, 2019.

Revenue is recognized when control of the promised services is transferred to the Company’s customers in an amount that reflects the consideration expected to be entitled to in exchange for those services. As the Company completes its performance obligations which are identified below, it has an unconditional right to consideration as outlined in the Company’s contracts. Generally, the Company’s accounts receivable are expected to be collected in 30 days in accordance with the underlying payment terms.  For many of the Company’s services, the Company typically has one performance obligation; however, it also provides the customer with an option to acquire additional services. The Company offers multiple services under its patient management and network solutions service lines.  The Company typically provides a menu of offerings from which the customer may choose to purchase. The price of each service is separate and distinct and provides a separate and distinct value to the customer. Pricing is generally consistent for each service irrespective of the other services or quantities requested by the customer.

In transactions related to third-party service revenue, which includes pharmacy, directed care services and other services provided by the Company’s integrated network solutions services, the Company is considered the principal, as it directs the third party, controls the specified service, performs program utilization review, directs payment to the provider, accepts the financial risk of loss associated with services rendered and combines the services provided into an integrated solution, as specified within the Company’s customer contracts. The Company has the ability to influence contractual fees with customers and possesses the financial risk of loss in certain contractual obligations. These factors indicate the Company is the principal and, as such, it is required to recognize revenue gross and service partner vendor fees in the operating expense in the Company’s consolidated income statements.

Accounts Receivable:  The majority of the Company’s accounts receivable are due from companies in the property and casualty insurance industries, self-insured employers and governmental entities.   Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are generally due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Those accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable against the reserve when they become uncollectible. Accounts receivable includes $18,434,000, and $15,131,000 of unbilled receivables at March 31, 2019 and 2018, respectively.  Unbilled receivables represent the revenue for work performed which has not yet been invoiced to the customer.  Unbilled receivables are generally invoiced within the following three months.

Concentrations of Credit Risk:  Substantially all of the Company’s customers are payors of workers’ compensation benefits and property and casualty insurance, which include insurance companies, third party administrators, self-insured employers and government entities.  Receivables are generally due within 30 days. Credit losses consistently have been within management’s expectations.  Virtually all of the Company’s cash is invested at financial institutions in amounts which exceed the FDIC insurance levels. No customer accounted for 10% or more of revenue for either fiscal 2019, 2018 or 2017.  No customer accounted for 10% or more of accounts receivable at either March 31, 2019 or 2018.

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

The Company accounts for internally-developed software costs in accordance with ASC 350-40, “Internal Use Software”.  Capitalized software development costs, intended for internal use, totaled $27,552,000 (net of $99,045,000 in accumulated amortization) and $27,679,000 (net of $88,567,000 in accumulated amortization), as of March 31, 2019 and 2018, respectively. These costs are included in computer software in property and equipment and are amortized over a period of five years.

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

Goodwill and Long-Lived Assets:  The Company accounts for its business combinations in accordance with the ASC 805-10 through ASC 805-50, “Business Combinations,” which (i) requires that the purchase method of accounting be applied to all business combinations and (ii) addresses the criteria for initial recognition of intangible assets and goodwill. In accordance with ASC 350-10 through ASC 350-30, goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment annually, or more frequently if circumstances indicate the possibility of impairment. If the carrying value of goodwill or an intangible asset exceeds its fair value, an impairment loss will be recognized.  Based on the Company’s tests and reviews, no impairment of its goodwill, intangible assets or other long-lived assets existed at March 31, 2019.  However, future events or changes in current circumstances could affect the recoverability of the carrying value of goodwill and long-lived assets. Goodwill amounted to $36,814,000 (net of accumulated amortization of $2,069,000) at March 31, 2019 and at March 31, 2018.

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

The difference between the basic shares and the diluted shares for each of the fiscal years ended March 31, 2019, 2018 and 2017 is as follows:

	Fiscal 2019	Fiscal 2018	Fiscal 2017
Basic weighted shares	18,794,000	18,825,000	19,418,000
Treasury stock impact of stock options	214,000	217,000	152,000
Diluted weighted shares	19,008,000	19,042,000	19,570,000

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, “Leases”, which sets out the principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straightline basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for using an approach that is similar to the existing guidance for operating leases. The standard is effective April 1, 2019, with early adoption permitted. The standard is to be applied using a modified retrospective transition method. The Company is adopting this standard in the first quarter of its fiscal year ending March 31, 2020.  The Company will elect the transition package of practical expedients provided within the guidance, which eliminates the requirements to reassess lease identification, lease classification and initial direct costs for leases commenced before the effective date.  The Company will also elect not to separate lease from non-lease components and to exclude short-term leases from its consolidated balance sheets.  The adoption of the guidance is expected to have a material impact on the Company’s consolidated balance sheets.  While the Company continues to assess all the impacts of adoption, the Company anticipates recognizing operating lease liabilities in excess of $98 million based on the present value of the remaining minimum lease commitments using the incremental borrowing rate as of the effective date over the expected lease term. The Company also expects to record corresponding right-of-use assets based upon the operating lease liabilities adjusted for prepaid and deferred rents, unamortized initial direct costs and liabilities associated with lease termination costs at the effective date.

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

Note 2 – Revenue Recognition

The Company adopted ASC 606 using the modified retrospective method for those contracts which were not substantially completed as of the transition date. The reported results for the fiscal year ended March 31, 2019 reflect the application of the guidance of ASC 606 while the reported results for the fiscal year ended March 31, 2018 were prepared under the guidance of ASC 605.

There was no material impact to any of the line items within the Company’s Consolidated Statements of Income or Consolidated Balance Sheets as a result of applying ASC 606 for the fiscal year ended March 31, 2019.

Revenue from Contracts with Customers

Revenue is recognized when control of the promised services is transferred to the Company’s customers in an amount that reflects the consideration expected to be entitled to in exchange for those services. As the Company completes its performance obligations which are identified below, it has an unconditional right to consideration as outlined in the Company’s contracts. Generally, the Company’s accounts receivable are expected to be collected in 30 days in accordance with the underlying payment terms.

The Company generates revenue through its patient management and network solutions service lines. The Company operates in one reportable operating segment, managed care.

Patient Management Service Line

The patient management service line provides services primarily related to workers’ compensation claims management and case management. This service line also includes additional services such as accident and health claims programs. Each claim referred by the customer is considered an additional optional purchase of claims management services under the agreement with the customer. The transaction price is readily available from the contract and is fixed for each service. Revenue is recognized over time as services are provided as the performance obligations are satisfied through the effort expended to research, investigate, evaluate, document, and report the claim and control of these services is transferred to the customer. Revenue is recognized based on historical claim closure rates and claim type applied utilizing a portfolio approach based on time elapsed for these claims, generally between three and fifteen months. The Company believes this approach reasonably reflects the transfer of the claims management services to its customer.

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

The patient management service line also offers case managers who provide administration services by proactively managing medical treatment for claimants while facilitating an understanding of and participation in their rehabilitation process. Revenue for case management services is recognized over time as the performance obligations are satisfied through the effort expended to manage the medical treatment for claimants and control of these services is transferred to the customer. Case management services are generally billed based on time incurred, are considered variable consideration, and revenue is recognized at the amount in which the Company has the right to invoice for services performed. The Company believes this approach reasonably reflects the transfer of the case management service to the customer.

Network Solutions Service Line

The network solutions service line consists primarily of medical bill review and third-party services. Medical bill review services provide an analysis of medical charges for customers’ claims to identify opportunities for savings. Medical bill review services revenues are recognized at a point in time when control of the service is transferred to the customer. Revenue is recognized based upon the transfer of the results of the medical bill review service to the customer as this is the most accurate depiction of the transfer of the service to the customer. Medical bill review revenues are variable, generally based on performance metrics set forth in the underlying contracts. Each period, the Company bases its estimates on a contract-by-contract basis. The Company makes its best estimate of amounts the Company has earned and expects to be collected using historical averages and other factors to project such revenues. Variable consideration is recognized when the Company concludes that it is probable that a significant revenue reversal will not occur in future periods.

Third-party services revenue includes pharmacy, directed care services and other services, and includes amounts received from customers compensating the Company for certain third-party costs associated with providing its integrated network solutions services. The Company is considered the principal in these transactions as it directs the third party, controls the specified service, performs program utilization review, directs payment to the provider, accepts the financial risk of loss associated with services rendered and combines the services provided into an integrated solution, as specified within the Company’s customer contracts. The Company has the ability to influence contractual fees with customers and possesses the financial risk of loss in certain contractual obligations. These factors indicate the Company is the principal and, as such, it is required to recognize revenue gross and service partner vendor fees in the operating expense in the Company’s consolidated income statements.

The following table presents revenues disaggregated by service line for the fiscal year ended March 31, 2019:

2019
Patient management services	$368,198,000
Network solutions services	227,542,000
Total services	$595,740,000

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

March 31, 2019
Billed receivables	$58,410,000
Allowance for doubtful accounts	(5,508,000)
Contract assets	18,434,000
Accounts receivable, net	$71,336,000

When the Company receives consideration from a customer prior to transferring services to the customer under the terms of certain claims management agreements, it records deferred revenues on the Company’s consolidated balance sheets, which represents a contract liability.

Certain services, such as claims management, are provided under fixed-fee service agreements and require the Company to manage claims over a contract period, typically for one year with the option for auto renewal, with the fixed fee renewing on the anniversary date of such contracts.  The Company recognizes deferred revenues as revenues when it performs services and transfers control of the services to the customer and satisfies the performance obligation which it determines utilizing a portfolio approach. For all fixed fee service agreements, revenues are recognized over the expected service periods by type of claim.

The table below presents the deferred revenues balance as of the transition date and the significant activity affecting deferred revenues during the fiscal year ended March 31, 2019:

March 31, 2019
Beginning balance at April 1, 2018 (Note 5)	$15,316,000
Additions	28,938,000
Revenue recognized from beginning of period	(16,372,000)
Revenue recognized from additions	(10,982,000)
Ending balance at March 31, 2019 (Note 5)	$16,900,000

Remaining Performance Obligations

As of March 31, 2019, the Company had $34.7 million of remaining performance obligations related to claims and non-claims services for which the price is fixed. Remaining performance obligations consist of deferred revenues as well as certain unbilled receivables that are considered contract assets. The Company expects to recognize approximately 73% of its remaining performance obligations as revenues within one year and the remaining balance thereafter. See the discussion below regarding the practical expedients elected for the disclosure of remaining performance obligations.

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

Note 3 — Stock Options and Stock-Based Compensation

Under the Company’s Restated Omnibus Incentive Plan (formerly the Restated 1988 Executive Stock Option Plan) (“the Plan”) as in effect at March 31, 2019, options exercisable for up to 19,865,000 shares of the Company’s common stock may be granted over the life of the Plan to key employees, non-employee directors, and consultants at exercise prices not less than the fair market value of the stock on the date of grant. Options granted under the Plan are non-statutory stock options and generally vest 25% one year from the date of grant, with the remaining 75% vesting ratably each month for the next 36 months. The options granted to employees and the Company’s Board of Directors expire at the end of five years and ten years from date of grant, respectively.  All options granted in fiscal 2019 and 2018 were granted with an exercise price equal to the fair value of the Company’s common stock on the grant date and are non-statutory stock options.

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

The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for the fiscal years ended March 31, 2019, 2018 and 2017:

	Fiscal 2019	Fiscal 2018	Fiscal 2017
Expected volatility	34%	40%	41%
Risk free interest rate	2.46% to 2.96%	1.88% to 2.56%	1.03% to 1.92%
Dividend yield	0.0%	0.0%	0.0%
Weighted average option life	4.4 to 4.5 years	4.4 to 4.5 years	4.4 to 4.5 years

For the fiscal years ended March 31, 2019, 2018 and 2017, the Company recorded share-based compensation expense of $4,349,000, $3,164,000, and $2,432,000, respectively. The table below shows the amounts recognized in the financial statements for the fiscal years ended March 31, 2019, 2018 and 2017.

	Fiscal 2019	Fiscal 2018	Fiscal 2017
Cost of revenue	$1,896,000	$1,749,000	$1,507,000
General and administrative	2,453,000	1,415,000	925,000
Total cost of stock-based compensation included in income before income taxes	4,349,000	3,164,000	2,432,000
Amount of income tax benefit recognized	1,048,000	1,105,000	946,000
Amount charged to net income	$3,301,000	$2,059,000	$1,486,000
Effect on basic earnings per share	$0.18	$0.11	$0.08
Effect on diluted earnings per share	$0.17	$0.11	$0.08

The following table summarizes information for all stock options for the fiscal years March 31, 2019, 2018 and 2017:

	Fiscal 2019	Fiscal 2018	Fiscal 2017
Options outstanding – beginning of fiscal year	1,064,439	1,143,928	1,115,465
Options granted	290,300	334,200	267,950
Options exercised	(250,604)	(314,846)	(115,592)
Options cancelled/forfeited	(45,724)	(98,843)	(123,895)
Options outstanding – end of fiscal year	1,058,411	1,064,439	1,143,928
During the fiscal year, weighted average exercise price of:
Options granted	$57.27	$52.57	$37.13
Options exercised	$36.44	$27.59	$22.74
Options cancelled/forfeited	$36.71	$35.59	$36.90
At the end of fiscal year:
Price range of outstanding options	$12.71-$62.31	$12.71-$57.75	$12.71-$45.73
Weighted average exercise price per share	$45.17	$39.45	$32.02
Options available for future grants	523,415	260,961	505,493
Exercisable options	440,386	445,387	585,424

The following table summarizes the status of stock options outstanding and exercisable at March 31, 2019:

Range of Exercise Prices	Number of Outstanding Options	Weighted Average Remaining Contractual Life	Outstanding Options – Weighted Average Exercise Price	Exercisable Options – Number of Exercisable Options	Exercisable Options – Weighted Average Exercise Price
$12.71 to $34.67	273,168	2.38	$27.22	209,084	$25.68
$34.68 to $48.35	326,046	3.19	43.26	185,392	41.77
$48.36 to $57.75	285,497	4.13	55.63	45,910	57.15
$57.76 to $62.31	173,700	4.63	59.81	—	—
Total	1,058,411	3.47	$45.17	440,386	$35.73

The following table summarizes the status of all outstanding options at March 31, 2019, and changes during the fiscal year then ended:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value as of March 31, 2019
Options outstanding, March 31, 2018	1,064,439	$39.45
Granted	290,300	57.27
Exercised	(250,604)	36.44
Cancelled – forfeited	(44,508)	36.67
Cancelled – expired	(1,216)	38.07
Options outstanding, March 31, 2019	1,058,411	$45.17	3.47	$21,239,346
Options vested and expected to vest	1,002,167	$44.42	3.41	$20,004,421
Ending exercisable	440,386	$35.73	2.69	$12,994,093

The weighted average fair value of options granted during fiscal 2019, 2018 and 2017 was $19.83, $19.24, and $13.38, respectively.  The total intrinsic value of options exercised during fiscal years 2019, 2018 and 2017 was $5,817,000, $7,780,000, and $2,620,000 respectively.

Included in the above-noted stock option grants and stock compensation expense are performance-based stock options which vest only upon the Company’s achievement of certain earnings per share targets on a calendar year basis, as determined by the Company’s Board of Directors. These options were valued in the same manner as the time-based options. However, the Company only recognizes stock compensation expense to the extent that the targets are determined to be probable of being achieved, which triggers the vesting of the performance options.   During the fiscal years ended March 31, 2019, 2018 and 2017, the Company recognized stock compensation expense for performance-based options in the amount of $1,631,000, $649,000, and $49,000, respectively.

The Company received $7,241,000, $3,426,000, and $2,367,000 of cash receipts from the exercise of stock options during fiscal 2019, 2018 and 2017, respectively.  As of March 31, 2019, $6,169,000 of total unrecognized compensation costs related to stock options is expected to be recognized over a weighted average period of 3 years.

Note 4 — Property and Equipment

Property and equipment, net consisted of the following at March 31, 2019 and 2018:

	2019	2018
Computer software	$152,885,000	$142,754,000
Office equipment and computers	68,006,000	67,730,000
Land and building	5,843,000	5,843,000
Leasehold improvements	13,539,000	14,461,000
	240,273,000	230,788,000
Less: accumulated depreciation and amortization	(178,293,000)	(161,432,000)
	$61,980,000	$69,356,000

Depreciation expense totaled $22,544,000, $21,338,000 and $20,534,000 for the fiscal years ended March 31, 2019, 2018 and 2017, respectively.  The Company has not yet occupied the building that was purchased in fiscal 2018.  The Company expects to occupy the space by summer of 2019, therefore, no depreciation has been taken on the building thus far.

Note 5 — Accounts and Income Taxes Payable and Accrued Liabilities

Accounts and income taxes payable consisted of the following at March 31, 2019 and 2018:

	2019	2018
Accounts payable	$9,925,000	$11,787,000
Uncertain tax positions	1,553,000	1,666,000
	$11,478,000	$13,453,000

Accrued liabilities consisted of the following at March 31, 2019 and 2018:

	2019	2018
Payroll, payroll taxes and employee benefits	$23,647,000	$15,100,000
Customer deposits	45,268,000	35,496,000
Accrued professional service fees	8,377,000	5,782,000
Self-insurance accruals	3,523,000	3,627,000
Deferred revenue	16,900,000	15,316,000
Accrued rent	5,708,000	6,147,000
Other	2,018,000	3,068,000
	$105,441,000	$84,536,000

Note 6 — Income Taxes

The income tax provision consisted of the following for the fiscal years ended March 31, 2019, 2018 and 2017:

	2019	2018	2017
Current — Federal	$10,233,000	$11,177,000	$16,456,000
Current — State	3,121,000	1,905,000	2,834,000
Subtotal	13,354,000	13,082,000	19,290,000
Deferred — Federal	941,000	(955,000)	(1,508,000)
Deferred — State	515,000	81,000	288,000
Subtotal	1,456,000	(874,000)	(1,220,000)
	$14,810,000	$12,208,000	$18,070,000

The following is a reconciliation of the income tax provision from the statutory federal income tax rate to the effective rate for the fiscal years ended March 31, 2019, 2018 and 2017:

	2019	2018	2017
Income taxes at federal statutory rate	$12,918,000	$15,112,000	$16,643,000
State income taxes, net of federal benefit	2,848,000	1,645,000	1,973,000
Uncertain tax positions	(175,000)	(464,000)	88,000
Permanent items and tax credits	(666,000)	(1,364,000)	(705,000)
Adjustments to returns as filed	131,000	138,000	80,000
Valuation allowance	317,000	236,000	—
Impact of tax reform	(563,000)	(3,095,000)	—
Other	—	—	(9,000)
	$14,810,000	$12,208,000	$18,070,000

Deferred tax assets and liabilities at March 31, 2019 and 2018 are, as follows:

	2019	2018
Deferred tax assets:
Accrued liabilities not currently deductible	$6,277,000	$5,703,000
Allowance for doubtful accounts	1,422,000	1,151,000
Stock-based compensation	1,833,000	1,631,000
Accrued rent	1,474,000	1,555,000
Other	1,123,000	896,000
Deferred tax assets	12,129,000	10,936,000
Deferred tax liabilities:
Excess of book over tax basis of fixed assets	(10,836,000)	(11,191,000)
Intangible assets	(4,438,000)	(4,169,000)
Accrued revenue	(2,354,000)	—
Other	(242,000)	(179,000)
Total deferred tax liabilities	(17,870,000)	(15,539,000)
Valuation allowance	(553,000)	(236,000)
Deferred tax liabilities	(18,423,000)	(15,775,000)
Net deferred tax liability	$(6,294,000)	$(4,839,000)

Prepaid expenses and income taxes include $1,160,000 and $1,962,000 at March 31, 2019 and 2018, respectively.  Accounts and income taxes payable include $73,000 at March 31, 2019, for income taxes due in the first quarter of the following fiscal year.

A reconciliation of the financial statement recognition and measurement of uncertain tax positions during the current fiscal year is as follows:

Balance as of March 31, 2018	$1,472,000
Additions based on tax positions related to the current year	82,000
Additions for tax positions of prior years	—
Reductions for tax positions related to the current year	—
Reductions for tax positions of prior years	(290,000)
Balance as of March 31, 2019	$1,264,000

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  During the fiscal years ended March 31, 2019, 2018 and 2017, the Company recognized approximately $22,000, $(53,000) and $35,000 in interest and penalties, respectively.  As of March 31, 2019, 2018 and 2017, accrued interest and penalties related to uncertain tax positions were $216,000, $194,000 and $247,000, respectively.

The tax fiscal years from 2015-2018 remain open to examination by the major taxing jurisdictions to which the Company is subject.

On December 22, 2017, the Tax Cuts and Jobs Act was enacted into law. Among numerous provisions included in the new law was the reduction of the corporate federal income tax rate from 35% to 21% effective January 1, 2018. As a result of this federal income tax rate change, during the fiscal year ended March 31, 2019, we reported an effective tax rate of 24%. However, we continue to analyze and assess the impact of the Tax Cuts and Jobs Act and believe certain aspects of its impact on our business may not be fully known for some time. The final impact may differ, possibly materially, due to, among other things, changes in interpretations, assumptions made by us, the issuance of federal tax regulations and guidance, and actions we may take as a result of the Tax Cuts and Jobs Act.  Depending on the final impact, our effective combined federal and state tax rate could be higher for the fiscal year beginning April 1, 2019. In the absence of guidance on various uncertainties and ambiguities in the application of certain provisions of the Tax Cuts and Jobs Act, we are using what we believe are reasonable interpretations and assumptions in applying the Tax Cuts and Jobs Act, but it is possible that the U.S. Department of Treasury could issue subsequent rules and regulations, or the Internal Revenue Service could issue subsequent guidance or take positions on audit, that differ from our prior interpretations and assumptions, which could have a material, adverse effect on our cash, tax assets and liabilities, results of operations, and financial condition.

Note 7 — Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (as amended, “ESPP”) which allows employees of the Company and its subsidiaries to purchase shares of common stock on the last day of two six-month purchase periods (i.e. March 31 and September 30) at a purchase price which is 95% of the closing sale price of shares as quoted on NASDAQ on the last day of such purchase period.  Employees are allowed to contribute up to 20% of their gross pay. A maximum of 2,850,000 shares has been authorized for issuance under the ESPP. As of March 31, 2019, 2,478,114 shares had been issued pursuant to the ESPP.  Summarized ESPP information is as follows:

	2019	2018	2017
Employee contributions	$503,000	$458,000	$419,000
Shares acquired	8,271	8,976	10,596
Average purchase price	$59.55	$49.78	$38.80

Note 8 — Treasury Stock

During each of the three fiscal years ended March 31, 2019, the Company continued to repurchase shares of its common stock under a program originally approved by the Company’s Board of Directors in 1996. Including a 1,000,000 share expansion authorized in February 2019, the total number of shares of common stock authorized to be repurchased over the life of the program is 37,000,000 shares of common stock.  Purchases may be made from time to time depending on market conditions and other relevant factors. The share repurchases for the fiscal years ended March 31, 2019, 2018 and 2017 and cumulatively since inception of the authorization, are as follows:

	2019	2018	2017	Cumulative
Shares repurchased	582,159	249,245	745,575	35,463,238
Cost	$35,167,000	$11,187,000	$27,999,000	$466,156,000
Average price	$60.41	$44.88	$37.56	$13.14

During the period subsequent to March 31, 2019, through the date of filing this annual report, the Company repurchased 91,925 shares for $6.4 million, or an average of $69.92 per share.  The repurchased shares were recorded as treasury stock, at cost, and are available for general corporate purposes.  The repurchases were primarily financed from cash generated from operations and from cash proceeds from the exercise of stock options.

Note 9 — Commitments

The Company leases office facilities under non-cancelable operating leases.  Some of these leases contain escalation clauses.  Future minimum rental commitments under operating leases at March 31, 2019 are $14,695,000 in fiscal 2020, $13,307,000 in fiscal 2021, $11,064,000 in fiscal 2022, $9,817,000 in fiscal 2023, $5,875,000 in fiscal 2024, $10,103,000 thereafter, and $64,861,000 in the aggregate.   Total rental expense of $14,296,000, $14,077,000, and $13,952,000 was charged to operations for the fiscal years ended March 31, 2019, 2018 and 2017, respectively.

Note 10 — Contingencies and Legal Proceedings

The Company is involved in litigation arising in the ordinary course of business. Management believes that resolution of these matters will not result in any payment that, in the aggregate, would be material to the consolidated financial position or results of operations of the Company.

Note 11 — Retirement Savings Plan

The Company maintains a retirement savings plan for its employees, which is a qualified plan under Section 401(k) of the Internal Revenue Code. Full-time employees that meet certain requirements are eligible to participate in the plan. Employer contributions are made annually, primarily at the discretion of the Company’s Board of Directors. Contributions of $777,000, $557,000 and $464,000 were charged to operations for the fiscal years ended March 31, 2019, 2018 and 2017, respectively.

Note 12 — Shareholder Rights Plan

During fiscal 1997, the Company’s Board of Directors approved the adoption of its Shareholder Rights Plan. The Shareholder Rights Plan provides for a dividend distribution to the Company’s shareholders of one preferred stock purchase right for each outstanding share of the Company’s common stock held by such shareholder (as used in this Note 12, the “right” or the “rights”), only in the event of certain takeover-related events.  In April 2002, the Company’s Board of Directors approved an amendment to the Shareholder Rights Plan to extend the expiration date of the rights to February 10, 2012, set the exercise price of each right at $118, and enable Fidelity Management & Research Company and its affiliates to purchase up to 18% of the shares of common stock of the Company without triggering the rights, with the limitations under the Shareholder Rights Plan remaining in effect for all other stockholders of the Company. In November 2008, the Company’s Board of Directors approved an amendment to the Shareholder Rights Plan to extend the expiration date of the rights to February 10, 2022, remove the ability of Fidelity Management & Research Company and its affiliates to purchase up to 18% of the shares of common stock of the Company without triggering the rights, substitute Computershare Trust Company, N.A. as the rights agent and effect certain technical changes to the Shareholder Rights Plan.

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

Note 13 — Line of Credit

In September 2018, the Company renewed a line of credit agreement.  The line is with a financial institution to provide a revolving credit facility with borrowing capacity of up to $10 million. Borrowings under this agreement, as amended, bear interest, at the Company’s option, at a fixed LIBOR-based rate plus 1.00% or at a fluctuating rate determined by the financial institution to be 1.00% above the daily one-month LIBOR rate. The loan covenants require the Company to maintain a current assets to liabilities ratio of at least 1.25:1, debt to tangible net worth ratio not greater than 1.25:1 and to have positive net income.  There were no outstanding revolving loans as of March 31, 2019, but letters of credit in the aggregate amount of $4.5 million have been issued separate from the line of credit and therefore do not reduce the amount of borrowings available under the revolving credit facility. In the event of default, the financial institution has a right of setoff against our cash balances on deposit with the financial institution to the extent there is unpaid principal and interest related to the line of credit. The credit agreement expires in September 2019.

Note 14 — Segment Reporting

The Company derives the majority of its revenues from providing patient management and network solutions services to payors of workers’ compensation benefits, automobile insurance claims and group health insurance benefits. Patient management services include claims administration, utilization review, medical case management, and vocational rehabilitation. Network solutions services include fee schedule auditing, hospital bill auditing, coordination of independent medical examinations, diagnostic imaging review services and preferred provider referral services. The percentages of revenues attributable to patient management and network solutions services for the fiscal years ended March 31, 2019, 2018 and 2017 are listed below.

	2019	2018	2017
Patient management services	61.8%	56.7%	55.6%
Network solutions services	38.2%	43.3%	44.4%
	100.0%	100.0%	100.0%

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

Note 15 — Other Intangible Assets

Other intangible assets consisted of the following at March 31, 2019:

Item	Life	Cost	Fiscal 2019 Amortization Expense	Accumulated Amortization at March 31, 2019	Cost, Net of Accumulated Amortization at March 31, 2019
Covenant Not to Compete	5 years	$775,000	$—	$775,000	$—
Customer Relationships	18-20 years	7,922,000	426,000	4,993,000	2,929,000
Third Party Administrator Licenses	15 years	204,000	14,000	158,000	46,000
Total		$8,901,000	$440,000	$5,926,000	$2,975,000

Other intangible assets consisted of the following at March 31, 2018:

Item	Life	Cost	Fiscal 2018 Amortization Expense	Accumulated Amortization at March 31, 2018	Cost, Net of Accumulated Amortization at March 31, 2018
Covenant Not to Compete	5 years	$775,000	$—	$775,000	$—
Customer Relationships	18-20 years	7,922,000	423,000	4,566,000	3,356,000
Third Party Administrator Licenses	15 years	204,000	14,000	145,000	59,000
Total		$8,901,000	$437,000	$5,486,000	$3,415,000

Amortization expense is expected to be $435,000 in fiscal 2020, $435,000 in fiscal 2021, $435,000 in fiscal 2022, $425,000 in fiscal 2023, $423,000 in fiscal 2024, and $822,000 thereafter.

Note 16 — Quarterly Results (Unaudited)

The following is a summary of unaudited quarterly results of operations for each of the quarters in the fiscal years ended March 31, 2019 and 2018:

	Revenues	Gross Profit	Net Income	Net Income per Basic Common Share	Net Income per Diluted Common Share
Fiscal Year Ended March 31, 2019:
First Quarter	$150,398,000	$31,353,000	$11,778,000	$0.62	$0.62
Second Quarter	148,176,000	31,490,000	12,789,000	0.68	0.67
Third Quarter	146,082,000	29,354,000	10,298,000	0.55	0.54
Fourth Quarter	151,084,000	32,612,000	11,838,000	0.64	0.63
Fiscal Year Ended March 31, 2018:
First Quarter	$137,612,000	$28,783,000	$8,775,000	$0.47	$0.46
Second Quarter	136,431,000	25,752,000	8,393,000	0.45	0.44
Third Quarter	140,734,000	25,569,000	9,569,000	0.51	0.50
Fourth Quarter	143,573,000	27,149,000	8,958,000	0.47	0.47