Form 10-Q
period 2019-06-30
CORVEL CORP
filed 2019-08-05
CIK 874866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

The number of shares outstanding of the registrant's Common Stock, $0.0001 par value per share, as of August 1, 2019, was 18,473,443.

CORVEL CORPORATION

FORM 10-Q

Part I – FINANCIAL INFORMATION

Item 1 – Financial Statements

CORVEL CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30, 2019	March 31, 2019
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents (Note 1)	$104,425,000	$91,713,000
Customer deposits	43,667,000	45,268,000
Accounts receivable, net	66,842,000	71,336,000
Prepaid taxes and expenses	6,675,000	7,176,000
Total current assets	221,609,000	215,493,000
Property and equipment, net	68,208,000	61,980,000
Right-of-use asset, net (Note 10)	96,708,000	—
Goodwill	36,814,000	36,814,000
Other intangibles, net	2,866,000	2,975,000
Other assets	1,659,000	756,000
TOTAL ASSETS	$427,864,000	$318,018,000
Liabilities and Stockholders' Equity
Current Liabilities
Accounts and taxes payable (Note 9)	$23,134,000	$11,478,000
Accrued liabilities (Note 9)	107,601,000	105,441,000
Total current liabilities	130,735,000	116,919,000
Deferred income taxes	5,988,000	6,294,000
Long-term operating lease liabilities (Note 10)	87,324,000	—
Total liabilities	224,047,000	123,213,000
Commitments and contingencies (Notes 7 and 8)
Stockholders' Equity
Common stock, $.0001 par value: 120,000,000 shares authorized at June 30, 2019 and March 31, 2019; 54,117,215 shares issued (18,529,566 shares outstanding, net of Treasury shares) and 54,021,032 shares issued (18,557,794 shares outstanding, net of Treasury shares) at June 30, 2019 and March 31, 2019, respectively	3,000	3,000
Paid-in capital	160,522,000	155,798,000
Treasury Stock (35,587,649 shares at June 30, 2019 and 35,463,238 shares at March 31, 2019)	(475,275,000)	(466,156,000)
Retained earnings	518,567,000	505,160,000
Total stockholders' equity	203,817,000	194,805,000
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$427,864,000	$318,018,000

See accompanying notes to unaudited consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED INCOME STATEMENTS – UNAUDITED

	Three Months Ended June 30,
	2019	2018
REVENUES	$150,139,000	$150,398,000
Cost of revenues	117,005,000	119,045,000
Gross profit	33,134,000	31,353,000
General and administrative expenses	15,752,000	15,937,000
Income before income tax provision	17,382,000	15,416,000
Income tax provision	3,975,000	3,638,000
NET INCOME	$13,407,000	$11,778,000
Net income per common and common equivalent share
Basic	$0.72	$0.62
Diluted	$0.71	$0.62
Weighted average common and common equivalent shares
Basic	18,524,000	18,922,000
Diluted	18,787,000	19,102,000

See accompanying notes to unaudited consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED STOCKHOLDERS’ EQUITY – UNAUDITED

	Three Months Ended June 30, 2019
	Common Shares	Stock Amount	Paid-in- Capital	Treasury Shares	Treasury Stock	Retained Earnings	Total Stockholders' Equity
Balance – March 31, 2019	54,021,032	$3,000	$155,798,000	(35,463,238)	$(466,156,000)	$505,160,000	$194,805,000
Stock issued under stock option plan, net of shares repurchased	96,183	—	3,499,000	—	—	—	3,499,000
Stock-based compensation expense	—	—	1,225,000	—	—	—	1,225,000
Purchase of treasury stock	—	—	—	(124,411)	(9,119,000)	—	(9,119,000)
Net income	—	—	—	—	—	13,407,000	13,407,000
Balance – June 30, 2019	54,117,215	$3,000	$160,522,000	(35,587,649)	$(475,275,000)	$518,567,000	$203,817,000

	Three Months Ended June 30, 2018
	Common Shares	Stock Amount	Paid-in- Capital	Treasury Shares	Treasury Stock	Retained Earnings	Total Stockholders' Equity
Balance – March 31, 2018	53,793,986	$3,000	$143,705,000	(34,881,079)	$(430,989,000)	$458,457,000	$171,176,000
Stock issued under stock option plan, net of shares repurchased	45,553	—	1,218,000	—	—	—	1,218,000
Stock-based compensation expense	—	—	1,179,000	—	—	—	1,179,000
Purchase of treasury stock	—	—	—	(66,553)	(3,486,000)	—	(3,486,000)
Net income	—	—	—	—	—	11,778,000	11,778,000
Balance – June 30, 2018	53,839,539	$3,000	$146,102,000	(34,947,632)	$(434,475,000)	$470,235,000	$181,865,000

See accompanying notes to unaudited consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED

	Three Months Ended June 30,
	2019	2018
Cash Flows from Operating Activities
NET INCOME	$13,407,000	$11,778,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,967,000	5,633,000
Loss on write down or disposal of property, capitalized software or investment	24,000	(49,000)
Stock compensation expense	1,225,000	1,179,000
Provision for doubtful accounts	198,000	1,313,000
Deferred income tax	(306,000)	(294,000)
Changes in operating assets and liabilities
Accounts receivable	4,297,000	(2,497,000)
Customer deposits	1,600,000	(199,000)
Prepaid taxes and expenses	501,000	(887,000)
Other assets	(904,000)	17,000
Accounts and taxes payable	7,866,000	2,538,000
Accrued liabilities	2,160,000	4,274,000
Operating lease liability	(12,673,000)	—
Net cash provided by operating activities	26,362,000	22,806,000
Cash Flows from Investing Activities
Purchase of property and equipment	(8,030,000)	(2,969,000)
Net cash (used in) investing activities	(8,030,000)	(2,969,000)
Cash Flows from Financing Activities
Purchase of treasury stock	(9,119,000)	(3,486,000)
Exercise of common stock options	3,499,000	1,218,000
Net cash (used in) financing activities	(5,620,000)	(2,268,000)
Increase in cash and cash equivalents	12,712,000	17,569,000
Cash and cash equivalents at beginning of period	91,713,000	55,771,000
Cash and cash equivalents at end of period	$104,425,000	$73,340,000
Supplemental Cash Flow Information:
Income taxes paid	$310,000	$56,000
Purchase of software license under finance agreement	$5,685,000	$—

See accompanying notes to unaudited consolidated financial statements.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

Note 1 — Summary of Significant Accounting Policies

Basis of Presentation: The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

The unaudited consolidated financial statements herein have been prepared by CorVel Corporation (“the Company”) pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).  The accompanying interim unaudited financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited consolidated financial statements for the latest fiscal year ended March 31, 2019.  Accordingly, note disclosures which would substantially duplicate the disclosures contained in the March 31, 2019 audited consolidated financial statements have been omitted from these interim unaudited consolidated financial statements.

The Company evaluated all subsequent events and transactions through the date of filing this report.

Certain information and note disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the three months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2020.  For further information, refer to the audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2019 included in the Company's Annual Report on Form 10-K filed with the SEC on June 7, 2019.

Recent Accounting Pronouncements: In June 2016, the FASB issued ASU 2016-13 regarding ASC Topic 326, “Measurement of Credit Losses on Financial Instruments”. The pronouncement changes the impairment model for most financial assets and will require the use of an "expected loss" model for instruments measured at amortized cost. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. Subsequently, the FASB issued an amendment to clarify the implementation dates and items that fall within the scope of this pronouncement. This standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  We are still evaluating the timing and impact this guidance will have on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04 regarding ASC Topic 350, “Simplifying the Test for Goodwill Impairment”.  The pronouncement simplifies the accounting for goodwill impairments by eliminating step two from the goodwill impairment test. Under this guidance, if the carrying amount of a reporting unit exceeds its estimated fair value, an impairment charge shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. This standard is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. We will evaluate the impact of this guidance on future annual or interim goodwill impairment tests performed.

Guidance Adopted: In February 2016, the FASB issued ASU No. 2016-02, “Leases”, which sets out the principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for using an approach that is similar to the existing guidance for operating leases.  The standard is to be applied using a modified retrospective transition method. The Company has adopted this standard as of April 1, 2019.  The adoption of this standard did not have an impact on retained earnings on the consolidated balance sheet and is not expected to have a material impact on the consolidated statements of income. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed the Company to carry forward the historical assessments of whether contracts are or contain leases, lease classification and initial direct costs. The Company implemented internal controls and key system functionality to enable the preparation of financial information on adoption.  Refer to Note 10 of the accompanying consolidated financial statements for a description of the impact of this adopted guidance.

Note 2 – Revenue Recognition

The Company adopted ASC 606 using the modified retrospective method for those contracts which were not substantially completed as of the transition date.  The reported results for the three months ended June 30, 2019 and 2018 reflect the application of the guidance of ASC 606.

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

The patient management service line also offers case managers who provide administration services by proactively managing medical treatment for claimants while facilitating an understanding of and participation in their rehabilitation process. Revenue for case management services is recognized over time as the performance obligations are satisfied through the effort expended to manage the medical treatment for claimants and control of these services is transferred to the customer. Case management services are generally billed based on time incurred, are considered variable consideration, and revenue is recognized at the amount at which the Company has the right to invoice for services performed. The Company believes this approach reasonably reflects the transfer of the case management service to the customer.

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

The following table presents revenues disaggregated by service line for the three months ended June 30, 2019 and 2018:

	Three Months Ended	Three Months Ended
	June 30, 2019	June 30, 2018
Patient management services	$99,491,000	$87,891,000
Network solutions services	50,648,000	62,507,000
Total services	$150,139,000	$150,398,000

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

June 30, 2019
Billed receivables	$57,389,000
Allowance for doubtful accounts	(5,508,000)
Contract assets	14,961,000
Accounts receivable, net	$66,842,000

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

The table below presents the deferred revenues balance and the significant activity affecting deferred revenues during the three months ended June 30, 2019:

June 30, 2019
Beginning balance at April 1, 2019 (Note 9)	$16,900,000
Additions	7,080,000
Revenue recognized from beginning of period	(4,482,000)
Revenue recognized from additions	(2,855,000)
Ending balance at June 30, 2019 (Note 9)	$16,643,000

Remaining Performance Obligations

As of June 30, 2019, the Company had $25.3 million of remaining performance obligations related to claims and non-claims services for which the price is fixed. Remaining performance obligations consist of deferred revenues as well as certain unbilled receivables that are considered contract assets. The Company expects to recognize approximately 75% of its remaining performance obligations as revenues within one year and the remaining balance thereafter. See the discussion below regarding the practical expedients elected for the disclosure of remaining performance obligations.

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

Note 3 — Stock-Based Compensation and Stock Options

Under the Company’s Restated Omnibus Incentive Plan (formerly the Restated 1988 Executive Stock Option Plan) (“the Plan”) as in effect at June 30, 2019, options exercisable for up to 19,865,000 shares of the Company’s common stock may be granted over the life of the Plan to key employees, non-employee directors, and consultants at exercise prices not less than the fair market value of the stock on the date of grant. Options granted under the Plan are non-statutory stock options and generally vest 25% one year from the date of grant with the remaining 75% vesting ratably each month for the next 36 months. The options granted to employees and the Company’s Board of Directors expire at the end of five years and ten years from date of grant, respectively.  All options granted in the three months ended June 30, 2019 and 2018 were granted with an exercise price equal to the fair value of the Company’s common stock on the grant date and are non-statutory stock options.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model with the assumptions included in the table below. The Company uses historical data, among other factors, to estimate the expected volatility, the expected dividend yield and the expected option life. The Company accounts for forfeitures as they occur, rather than estimating expected forfeitures.  The risk-free rate is based on the interest rate paid on a U.S. Treasury issue with a term similar to the estimated life of the option.  The following assumptions were used to estimate the fair value of options granted during the three months ended June 30, 2019 and 2018 using the Black-Scholes option-pricing model:

	Three Months Ended June 30,
	2019	2018
Risk-free interest rate	2.33%	2.78%
Expected volatility	32%	40%
Expected dividend yield	0.00%	0.00%
Expected weighted average life of option in years	4.5 years	4.5 years

For the three months ended June 30, 2019 and 2018, the Company recorded share-based compensation expense of $1,225,000 and $1,179,000, respectively.  The table below shows the amounts recognized in the unaudited consolidated financial statements for stock compensation expense for time-based options and performance-based options during the three months ended June 30, 2019 and 2018, respectively.

	Three Months Ended
	June 30, 2019	June 30, 2018
Cost of revenues	$485,000	$431,000
General and administrative	740,000	748,000
Total cost of stock-based compensation included in income before income tax provision	1,225,000	1,179,000
Amount of income tax benefit recognized	(265,000)	(278,000)
Amount charged against net income	$960,000	$901,000
Effect on basic earnings per share	$(0.05)	$(0.05)
Effect on diluted earnings per share	$(0.05)	$(0.05)

The following table summarizes information for all stock options for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning	1,058,411	$45.17	1,064,439	$39.45
Options granted	47,025	70.24	56,800	49.40
Options exercised	(100,955)	38.01	(54,238)	30.84
Options cancelled/forfeited	(3,651)	51.43	(3,747)	39.76
Options outstanding, ending	1,000,830	$47.05	1,063,254	$40.43

The following table summarizes the status of stock options outstanding and exercisable at June 30, 2019:

Range of Exercise Price	Number of Outstanding Options	Weighted Average Remaining Contractual Life	Outstanding Options – Weighted Average Exercise Price	Exercisable Options – Number of Exercisable Options	Exercisable Options – Weighted Average Exercise Price
$12.71 to $34.78	262,396	2.27	$27.56	201,204	$26.12
$34.79 to $49.40	297,264	3.37	45.64	136,418	44.60
$49.41 to $59.32	366,195	4.01	58.02	42,247	57.15
$59.33 to $70.24	74,975	4.71	67.28	—	—
Total	1,000,830	3.42	$47.05	379,869	$36.21

The following table summarizes the status of all outstanding options at June 30, 2019, and changes during the three months then ended:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value as of June 30, 2019
Options outstanding at April 1, 2019	1,058,411	$45.17
Granted	47,025	70.24
Exercised	(100,955)	38.01
Cancelled – forfeited	(3,035)	52.74
Cancelled – expired	(616)	45.19
Ending outstanding	1,000,830	$47.05	3.42	$39,991,982
Ending vested and expected to vest	954,018	$44.52	3.43	$33,210,632
Ending exercisable at June 30, 2019	379,869	$36.21	2.69	$19,297,711

The weighted-average grant-date fair value of options granted during the three months ended June 30, 2019 and 2018, was $21.30 and $18.12, respectively.

Included in the above-noted stock option grants and stock compensation expense are performance-based stock options which vest only upon the Company’s achievement of certain earnings per share targets on a calendar year basis, as determined by the Company’s Board of Directors.  These options were valued in the same manner as the time-based options. However, the Company only recognizes stock compensation expense to the extent that the targets are determined to be probable of being achieved, which triggers the vesting of the performance options.  The Company recognized $543,000 and $575,000 of stock compensation expense for the three months ended June 30, 2019 and 2018, respectively, for performance-based stock options.

Note 4 — Treasury Stock

The Company’s Board of Directors approved the commencement of a stock repurchase program in the fall of 1996.  In February 2019, the Company’s Board of Directors approved a 1,000,000 share expansion to the Company’s existing stock repurchase program, increasing the total number of shares of the Company’s common stock approved for repurchase over the life of the program to 37,000,000 shares.  Since the commencement of the stock repurchase program, the Company has spent $475 million on the repurchase of 35,587,649 shares of its common stock, equal to 66% of the outstanding common stock had there been no repurchases.  The average price of these repurchases was $13.36 per share. These repurchases were funded primarily by the net earnings of the Company, along with proceeds from the exercise of common stock options.  During the three months ended June 30, 2019, the Company repurchased 124,411 shares of its common stock for $9.1 million at an average price of $73.30 per share.  The Company had 18,529,566 shares of common stock outstanding as of June 30, 2019, net of the 35,587,649 shares in treasury.   During the period subsequent to the quarter ended June 30, 2019, the Company repurchased 76,805 shares of its common stock for $6,898,000 at an average price of $89.82 per share under the Company’s stock repurchase program.

Note 5 — Weighted Average Shares and Net Income Per Share

Basic weighted average common shares outstanding decreased to 18,524,000 for the quarter ended June 30, 2019 from 18,922,000 for the quarter ended June 30, 2018.  Diluted weighted average common and common equivalent shares outstanding decreased to 18,787,000 for the quarter ended June 30, 2019 from 19,102,000 for the quarter ended June 30, 2018.

Net income per common and common equivalent share was computed by dividing net income by the weighted average number of common and common share equivalents outstanding during the quarter.  The following table sets forth the calculations of the basic and diluted weighted average common shares for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019	2018
Net Income	$13,407,000	$11,778,000
Basic:
Weighted average common shares outstanding	18,524,000	18,922,000
Net Income per share	$0.72	$0.62
Diluted:
Weighted average common shares outstanding	18,524,000	18,922,000
Treasury stock impact of stock options	263,000	180,000
Total common and common equivalent shares	18,787,000	19,102,000
Net Income per share	$0.71	$0.62

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

Note 7 — Line of Credit

In September 2018, the Company renewed its line of credit agreement with a financial institution, which provides a revolving credit facility with borrowing capacity of up to $10 million. Borrowings under the credit agreement, as amended, bear interest, at the Company’s option, at a fixed LIBOR-based rate plus 1.00% or at a fluctuating rate determined by the financial institution to be 1.00% above the daily one-month LIBOR rate. The loan covenants require the Company to (i) maintain a current assets to liabilities ratio of at least 1.25:1, (ii) maintain a current debt to tangible net worth ratio of not greater than 1.25:1 and (iii) have positive net income.  The Company is in compliance with all these covenants.  There were no outstanding revolving loans as of June 30, 2019, but letters of credit in the aggregate amount of $4.5 million have been issued separately from the line of credit, and therefore do not reduce the amount of borrowings available under the revolving credit facility. The renewed credit agreement expires in September 2019.

Note 8 — Contingencies and Legal Proceedings

The Company is involved in litigation arising in the ordinary course of business. Management believes that resolution of these matters will not result in any payment that, individually or in the aggregate, would be material to the consolidated financial position or results of operations of the Company.

Note 9 — Accounts and Taxes Payable and Accrued Liabilities

The following table sets forth accounts payable, income taxes payable, and accrued liabilities at June 30, 2019 and March 31, 2019:

	June 30, 2019	March 31, 2019
Accounts payable	$17,932,000	$9,925,000
Income taxes payable and uncertain tax positions	5,202,000	1,553,000
Total accounts and taxes payable	$23,134,000	$11,478,000

	June 30, 2019	March 31, 2019
Payroll, payroll taxes and employee benefits	$20,338,000	$23,647,000
Customer deposits	43,667,000	45,268,000
Accrued professional service fees	6,282,000	8,377,000
Self-insurance accruals	3,560,000	3,523,000
Deferred revenue	16,643,000	16,900,000
Operating lease liabilities	15,185,000	5,708,000
Other	1,926,000	2,018,000
Total accrued liabilities	$107,601,000	$105,441,000

Note 10 – Leases

The Company determines if an arrangement is, or contains, a lease at contract inception.  These lease agreements have remaining lease terms of 1 to 15 years.  The Company recognizes a right-of-use (“ROU”) asset and a lease liability at the lease commencement date.  The lease liability is initially measured at the present value of the unpaid lease payments as of the lease commencement date. Key estimates and judgments include how the Company determines (1) the discount rate it uses to discount the unpaid lease payments to present value, (2) the lease term, and (3) lease payments.

ASC 842 requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. Generally, the Company cannot determine the interest rate implicit in the lease because it does not have access to the lessor's estimated residual value or the amount of the lessor's deferred initial direct costs. Therefore, the Company generally uses its incremental borrowing rate as the discount rate for the lease. The Company's incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. Because the Company does not generally borrow on a collateralized basis, it uses quoted interest rates obtained from financial institutions as an input to derive an appropriate incremental borrowing rate, adjusted for the amount of the lease payments, the lease term, and the effect on that rate of designating specific collateral with a value equal to the unpaid lease payments for that lease.

The Company’s lease agreements may include options to extend the lease following the initial term.  In most instances, the Company has determined that it is reasonably certain to exercise the option to renew; accordingly, these options are considered in determining the initial lease term.

For lease agreements entered into or reassessed after the adoption of ASC 842, the Company has elected the practical expedient to account for the lease and non-lease components as a single lease component. Therefore, for those leases, the lease payments used to measure the lease liability include all of the fixed consideration in the contract.

Variable lease payments associated with the Company’s leases are recognized upon occurrence of the event, activity or circumstance in the lease agreement on which those payments are assessed.

Leases with an initial term of 12 months or less are not recorded on the balance sheet.  The Company recognizes lease expense for these leases on a straight-line basis over the lease term.

The components of lease expense are as follows:

Three Months Ended
June 30, 2019
Operating lease expense	$4,261,000
Short-term lease expense	335,000
Variable lease expense	67,000
$4,663,000

The following table presents the lease related assets and liabilities recorded on the Company’s consolidated balance sheets related to its operating leases:

June 30, 2019
Right-of-use asset, net	$96,708,000
Short-term lease liability	$12,414,000
Long-term lease liability	87,324,000
Total lease liabilities	$99,738,000
Weighted average remaining lease term	9.06 years
Weighted average discount rate	4.0%

Supplemental cash flow information related to operating leases for the three months ended June 30, 2019 were as follows:

Cash paid for amounts included in the measurement of operating lease liabilities	$3,746,000
Operating lease liabilities arising from obtaining ROU assets	$101,026,000
Reductions to ROU assets resulting from reductions to operating lease liabilities	$1,267,000

Maturities of operating lease liabilities for each of the next five years and thereafter are as follows:

June 30, 2019
2020	$10,579,000
2021	13,787,000
2022	13,469,000
2023	13,450,000
2024	12,016,000
Thereafter	56,598,000
Total lease payments	119,899,000
Less interest	(20,161,000)
Total lease liabilities	$99,738,000

As of June 30, 2019, the Company has additional operating lease commitments that have not yet commenced of approximately $6.5 million.  These leases will commence in 2019 and have lease terms between 1 year and 11 years.

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

The Company disclaims any obligations to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise. Actual future performance, outcomes, and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of these factors include (without limitation) changes in interpretations or application of the Tax Cuts and Jobs Act through regulations and guidance that may be issued by the U.S. Department of Treasury; general industry and economic conditions, including a decreasing number of national claims due to a decreasing number of injured workers; cost of capital and capital requirements; existing and  possible litigation and legal liability in the course of operations and the Company’s ability to resolve such litigation; competition from other managed care companies; the ability to expand certain areas of the Company’s business; shifts in customer demands; the ability of the Company to produce market-competitive software; changes in operating expenses including employee wages, benefits, and medical inflation; governmental and public policy changes, including but not limited to legislative and administrative law and rule implementation or change; dependence on key personnel; the impact of recently issued accounting standards on the Company’s consolidated financial statements; the Company’s ability to continue to grow its sales of third party administrator, or TPA, services; the risk of cybersecurity incidents; and the other risks identified in Part II, Item 1A of this report.

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

Summary of Quarterly Results

The Company’s revenues decreased to $150.1 million in the quarter ended June 30, 2019 from $150.4 million in the quarter ended June 30, 2018, a decrease of $0.3 million, or 0.2%.  This slight decrease was due to a decrease in network solutions services, which was offset by an increase in patient management services.

Cost of revenues decreased to $117.0 million in the quarter ended June 30, 2019 from $119.0 million in the quarter ended June 30, 2018, a decrease of $2.0 million, or 1.7%.   This decrease was primarily due to the decrease of 0.2% in revenue mentioned above, an increase in efficiencies in the Company’s TPA services and economies of scale.

General and administrative expense decreased to $15.8 million in the quarter ended June 30, 2019 from $15.9 million in the quarter ended June 30, 2018, a decrease of $0.2 million, or 1.2%.

Income tax expense increased to $4.0 million in the quarter ended June 30, 2019 from $3.6 million in the quarter ended June 30, 2018, an increase of $0.3 million, or 9.3%.  Income before income tax provision increased to $17.4 million in the quarter ended June 30, 2019 from $15.4 million in the quarter ended June 30, 2018, an increase of $2.0 million, or 12.8%.  The effective tax rate was 22.9% for the quarter ended June 30, 2019 compared to 23.6% in the quarter ended June 30, 2018.

Weighted diluted shares decreased to 18.8 million shares in the quarter ended June 30, 2019 from 19.1 million shares in the quarter ended June 30, 2018, a decrease of 315,000 shares, or 1.6%, due to the weighted impact of options exercised partially offset by the weighted impact of shares repurchased.

Diluted earnings per share increased to $0.71 per share in the quarter ended June 30, 2019 from $0.62 per share in the quarter ended June 30, 2018, an increase of $0.09 per share, or 14.5%. The increase in diluted earnings per share was primarily due to an increase in net income.

Results of Operations for the three months ended June 30, 2019 and 2018

The Company derives its revenues from providing patient management and network solutions services to payors of workers’ compensation benefits, automobile insurance claims, and group health insurance benefits. The percentages of total revenues attributable to patient management and network solutions services for the quarters ended June 30, 2019 and 2018 are as follows:

	June 30, 2019	June 30, 2018
Patient management services	66.3%	58.4%
Network solutions services	33.7%	41.6%

The following table sets forth, for the periods indicated, the dollar amounts, dollar and percent changes, share changes, and the percentage of revenues represented by certain items reflected in the Company’s unaudited consolidated income statements for the three months ended June 30, 2019 and 2018. The Company’s past operating results are not necessarily indicative of future operating results.

	Three Months Ended	Three Months Ended		Percentage
	June 30, 2019	June 30, 2018	Change	Change
Revenue	$150,139,000	$150,398,000	$(259,000)	(0.2%)
Cost of revenues	117,005,000	119,045,000	(2,040,000)	(1.7%)
Gross profit	33,134,000	31,353,000	1,781,000	5.7%
Gross profit as percentage of revenue	22.1%	20.8%
General and administrative	15,752,000	15,937,000	(185,000)	(1.2%)
General and administrative as percentage of revenue	10.5%	10.6%
Income before income tax provision	17,382,000	15,416,000	1,966,000	12.8%
Income before income tax provision as percentage of revenue	11.6%	10.3%
Income tax provision	3,975,000	3,638,000	337,000	9.3%
Net income	$13,407,000	$11,778,000	$1,629,000	13.8%
Weighted Shares
Basic	18,524,000	18,922,000	(398,000)	(2.1%)
Diluted	18,787,000	19,102,000	(315,000)	(1.6%)
Earnings Per Share
Basic	$0.72	$0.62	$0.10	16.1%
Diluted	$0.71	$0.62	$0.09	14.5%

Revenues

Change in revenue from the quarter ended June 30, 2019 to the quarter ended June 30, 2018

Revenues decreased to $150.1 million in the quarter ended June 30, 2019 from $150.4 million in the quarter ended June 30, 2018, a decrease of $0.3 million, or 0.2%.  The decrease in revenues was due to a decrease in network solutions services revenues, which decreased to $50.6 million from $62.5 million, a decrease of 19.0%.  The decrease was due to a 38.9% decrease in the number of pharmacy services bills the Company reviewed during the quarter ended June 30, 2019.  This decrease in network solutions services revenues was offset by an increase in patient management services revenues, which increased from $87.9 million to $99.5 million, an increase of 13.2%.  Patient management services increased to 66.3% of total revenue in the quarter ended June 30, 2019, from 58.4% in the comparable prior year quarter, due to higher revenue from the Company’s TPA and related services, the fastest growing portion of the Company’s revenue.  Additionally, revenue increases were recognized in enhanced bill review programs services.

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

Change in cost of revenues from the quarter ended June 30, 2019 to the quarter ended June 30, 2018

Cost of revenues decreased to $117.0 million in the quarter ended June 30, 2019 from $119.0 million in the quarter ended June 30, 2018, a decrease of $2.0 million, or 1.7%. The decrease in cost of revenues was primarily due to the decrease in total revenues of 0.2% and revenue increases in higher margin enhanced bill review programs services, offset by a decrease in lower margin network solutions services.

General and Administrative Expense

For the quarter ended June 30, 2019, general and administrative expense consisted of approximately 53.6% of corporate systems costs, which include corporate systems support, implementation and training, rules engine development, national information technology (“IT”) strategy and planning, depreciation of hardware costs in the Company’s corporate offices and backup data center, the Company’s nationwide area network, and other systems related costs. The Company includes all IT-related costs managed by the corporate office in general and administrative expense whereas the field IT-related costs are included in the cost of revenues.  The remaining general and administrative costs consist of national marketing, national sales support, corporate legal, corporate insurance, human resources, accounting, product management, new business development, and other general corporate expenses.

Change in general and administrative expense from the quarter ended June 30, 2019 to the quarter ended June 30, 2018

General and administrative expense decreased to $15.8 million in the quarter ended June 30, 2019 from $15.9 million in the quarter ended June 30, 2018, a decrease of $0.2 million, or 1.2%. General and administrative expense was 10.5% of revenues in the quarter ended June 30, 2019 compared to 10.6% of revenues in the quarter ended June 30, 2018.

Income Tax Provision

Change in income tax expense from the quarter ended June 30, 2019 to the quarter ended June 30, 2018

Income tax expense increased to $4.0 million in the quarter ended June 30, 2019 from $3.6 million in the quarter ended June 30, 2018, an increase of $0.3 million, or 9.3%. Income before income tax provision increased to $17.4 million in the quarter ended June 30, 2019 from $15.4 million in the quarter ended June 30, 2018, an increase of $2.0 million, or 12.8%.  The effective tax rate was 22.9% for the quarter ended June 30, 2019 compared to 23.6% in the quarter ended June 30, 2018.

Liquidity and Capital Resources

The Company has historically funded its operations and capital expenditures primarily from cash flow from operations, and to a lesser extent, proceeds from stock option exercises. Working capital decreased to $90.9 million as of June 30, 2019 from $98.6 million as of March 31, 2019, a decrease of $7.7 million primarily due to an increase in payables related to a software licenses contract for $5.7 million and a decrease in accounts receivable. Cash increased to $104.4 million as of June 30, 2019 from $91.7 million as of March 31, 2019, an increase of $12.7 million. This is primarily due to an increase in proceeds from stock options exercised and an increase in income before income tax provision, partially offset by cash used to repurchase shares of the Company’s common stock.

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

As of June 30, 2019, the Company had $104.4 million in cash and cash equivalents, invested primarily in short-term, interest-bearing, highly liquid investment-grade securities with maturities of 90 days or less.

In September 2018, the Company renewed its line of credit agreement with a financial institution, which provides a revolving credit facility with borrowing capacity of up to $10 million. Borrowings under this credit agreement, as amended, bear interest, at the Company’s option, at a fixed LIBOR-based rate plus 1.00% or at a fluctuating rate determined by the financial institution to be 1.00% above the daily one-month LIBOR rate. The loan covenants require the Company to (i) maintain a current assets to liabilities ratio of at least 1.25:1; (ii) maintain a current debt to tangible net worth ratio not greater than 1.25:1 and (iii) have positive net income.  The Company is in compliance with all these covenants. There were no outstanding revolving loans as of June 30, 2019, but letters of credit in the aggregate amount of $4.5 million have been issued separate from the line of credit and therefore do not reduce the amount of borrowings available under the revolving credit facility. The renewed credit agreement expires in September 2019.

The Company believes that the cash balance at June 30, 2019, along with anticipated internally generated funds and the availability of the credit facility, will be sufficient to meet the Company’s expected cash requirements for at least the next twelve months.

Operating Activities

Three months ended June 30, 2019 compared to three months ended June 30, 2018

Net cash provided by operating activities increased to $26.4 million in the three months ended June 30, 2019 from $22.8 million in the three months ended June 30, 2018, an increase of $3.6 million. The increase in cash flow from operating activities was primarily due to an increase in net income and a decrease in accounts receivable due to an improvement in collections.  Days sales outstanding (known as DSO) improved from 43 days to 41 days over the same periods.

Investing Activities

Three months ended June 30, 2019 compared to three months ended June 30, 2018

Net cash flow used in investing activities increased to $8.0 million in the three months ended June 30, 2019 from $3.0 million in the three months ended June 30, 2018, an increase of $5.1 million.  Capital purchases were $8.0 million for the three months ended June 30, 2019 and $3.0 million for the three months ended June 30, 2018.  The increase in capital purchases is primarily due to construction on the building the Company purchased in the greater Portland metropolitan area during fiscal 2018.

Financing Activities

Three months ended June 30, 2019 compared to three months ended June 30, 2018

Net cash flow used in financing activities increased to $5.6 million for the three months ended June 30, 2019 from $2.3 million for the three months ended June 30, 2018, an increase of $3.4 million. The increase in net cash used in financing activities was primarily due to an increase in spending on share repurchases from $3.5 million to $9.1 million over the same periods, which was offset by a $2.2 million increase in stock option exercises.

Contractual Obligations

The following table summarizes the Company’s contractual obligations outstanding as of June 30, 2019:

	Payments Due by Period
		Within One	Between One and	Between Three and	More than
	Total	Year	Three Years	Five Years	Five Years
Operating leases	$119,899,000	$10,579,000	$27,256,000	$25,466,000	$56,598,000
Software licenses	5,685,000	1,895,000	3,790,000	—	—
Total	$125,584,000	$12,474,000	$31,046,000	$25,466,000	$56,598,000

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

The Company’s significant accounting policies which have the greatest potential impact on its financial statements are more fully described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of its Annual Report on Form 10-K for the fiscal year ended March 31, 2019, filed with the SEC on June 7, 2019. No changes in critical accounting policies have been made since the filing of that Annual Report on Form 10-K. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America (“GAAP”), with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting an available alternative would not produce a materially different result.  Actual results could differ from the estimates we use in applying our critical accounting policies.  We are not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

Recent Accounting Standards Update

In June 2016, the FASB issued ASU 2016-13 regarding ASC Topic 326, “Measurement of Credit Losses on Financial Instruments”. The pronouncement changes the impairment model for most financial assets and will require the use of an "expected loss" model for instruments measured at amortized cost. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. Subsequently, the FASB issued an amendment to clarify the implementation dates and items that fall within the scope of this pronouncement. This standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  We are still evaluating the timing and impact this guidance will have on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04 regarding ASC Topic 350, “Simplifying the Test for Goodwill Impairment”.  The pronouncement simplifies the accounting for goodwill impairments by eliminating step two from the goodwill impairment test. Under this guidance, if the carrying amount of a reporting unit exceeds its estimated fair value, an impairment charge shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. This standard is effective for fiscal years beginning after December 15, 2019, with early adoption permitted.  We will evaluate the impact of this guidance on future annual or interim goodwill impairment tests performed.

Guidance Adopted

In February 2016, the FASB issued ASU No. 2016-02, “Leases”, which sets out the principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for using an approach that is similar to the existing guidance for operating leases.  The standard is to be applied using a modified retrospective transition method. The Company has adopted this standard as of April 1, 2019.  The adoption of this standard did not have an impact on retained earnings on the consolidated balance sheet and is not expected to have a material impact on the consolidated statements of income. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed the Company to carry forward the historical assessments of whether contracts are or contain leases, lease classification and initial direct costs. The Company implemented internal controls and key system functionality to enable the preparation of financial information on adoption.  Refer to Note 10 of the accompanying consolidated financial statements for a description of the impact of this adopted guidance.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2019, the Company held no market risk sensitive instruments for trading purposes, and the Company did not employ any derivative financial instruments, other financial instruments, or derivative commodity instruments to hedge any market risk. The Company had no debt outstanding as of June 30, 2019, and therefore, had no market risk related to debt.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2019, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting  (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings

The Company is involved in litigation arising in the ordinary course of business. Management believes that resolution of these matters will not result in any payment that, individually or in the aggregate, would be material to the consolidated financial position or results of operations of the Company.

Item 1A – Risk Factors

A restated description of the risk factors associated with our business is set forth below.  This description includes any and all changes (whether or not material) to, and supersedes, the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2019, filed with the SEC on June 7, 2019.

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

A cybersecurity attack or other disruption to our information technology systems could result in the loss, theft, misuse, unauthorized disclosure, or unauthorized access of customer or sensitive company information or could disrupt our operations, which could damage our relationships with customers or employees, expose us to litigation or regulatory proceedings, or harm our reputation, any of which could materially adversely affect our business, financial condition or results of operations.

We rely on information technology to support our business activities. Our business involves the storage and transmission of a significant amount of personal, confidential, or sensitive information, including the personal information of our customers and employees, and our company’s financial, operational and strategic information. As with many businesses, we are subject to numerous data privacy and security risks, which may prevent us from maintaining the privacy of this information, result in the disruption of our business and online systems, and require us to expend significant resources attempting to secure and protect such information and respond to incidents, any of which could materially adversely affect our business, financial condition or results of operations. The loss, theft, misuse, unauthorized disclosure, or unauthorized access of such information could lead to significant reputational or competitive harm, result in litigation or regulatory proceedings, or cause us to incur substantial liabilities, fines, penalties or expenses.

Cybersecurity breaches of any of the systems on which we rely may result from circumvention of security systems, denial-of-service attacks or other cyber-attacks, hacking, “phishing” attacks, computer viruses, ransomware, malware, employee or insider error, malfeasance, social engineering, physical breaches or other actions. According to media reports, the frequency, intensity, and sophistication of cyber-attacks, ransomware attacks, and other data security incidents generally has significantly increased around the globe in recent years. As with many other businesses, we have experienced, and are continually at risk of being subject to, attacks and incidents, including cybersecurity breaches such as computer viruses, unauthorized parties gaining access to our information technology systems and similar incidents. Cybersecurity breaches could cause us, and in some cases, materially, to experience reputational harm, loss of customers, loss and/or delay of revenue, loss of proprietary data, loss of licenses, regulatory actions and scrutiny, sanctions or other statutory penalties, litigation, liability for failure to safeguard customers’ information, financial losses or a drop in our stock price.  We have invested in and continue to expend significant resources on information technology and data security tools, measures, processes, initiatives, policies and employee training designed to protect our information technology systems, as well as the personal, confidential or sensitive information stored on or transmitted through those systems, and to ensure an effective response to any cyber-attack or data security incident. These expenditures could have an adverse impact on our financial condition and results of operations, and divert management’s attention from pursuing our strategic objectives. In addition, the cost and operational consequences of implementing, maintaining and enhancing further system protections measures could increase significantly as cybersecurity threats increase, and there can be no assurance that the security measures we employ will effectively prevent cybersecurity breaches or otherwise prevent unauthorized persons from obtaining access to our systems and information.

As these threats evolve, cybersecurity incidents will be more difficult to detect, defend against and remediate. Cyber-attacks or data incidents could remain undetected for some period, which could potentially result in significant harm to our systems, as well as unauthorized access to the information stored on and transmitted by our systems. Further, despite our security efforts and training, our employees may purposefully or inadvertently cause security breaches that could harm our systems or result in the unauthorized disclosure of or access to information. Any measures we do take to prevent security breaches, whether caused by employees or third parties, could have the potential to harm relationships with our customers or restrict our ability to meet our customers' expectations.

If a cyber-attack or other data incident results in the loss, theft, misuse, unauthorized disclosure, or unauthorized access of personal, confidential, or sensitive information belonging to our customers or employees, it could put us at a competitive disadvantage, result in the deterioration of our customers’ confidence in our services, cause our customers to reconsider their relationship with our company or impose more onerous contractual provisions, cause us to lose our regulatory licenses, and subject us to potential litigation, liability, fines and penalties. For example, we could be subject to regulatory or other actions pursuant to privacy laws. This could result in costly investigations and litigation, civil or criminal penalties, operational changes and negative publicity that could adversely affect our reputation, as well as our results of operations and financial condition.

A cyber-attack or other data security incident could result in the significant and protracted disruption of our business such that:

•	critical business systems become inoperable or require a significant amount of time or cost to restore;
•	key personnel are unable to perform their duties or communicate with employees, customers or other third-parties;
•	it results in the loss, theft, misuse, unauthorized disclosure, or unauthorized access of customer or company information;
•	we are prevented from accessing information necessary to conduct our business;
•	we are required to make unanticipated investments in equipment, technology or security measures;
•	customers cannot access our websites and online systems; or
•	we become subject to other unanticipated liabilities, costs, or claims.

Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations, and result in harm to our reputation.  While we maintain insurance coverage that may, subject to policy terms and conditions, cover certain aspects of the losses and costs associated with cyber-attacks and data incidents, such insurance coverage may be insufficient to cover all losses and would not, in any event, remedy damage to our reputation. In addition, we may face difficulties in recovering any losses from our provider and any losses we recover may be lower than we initially expect.

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

Matters relating to the Tax Cuts and Jobs Act, including future changes in tax laws, rules and regulations, disagreements with taxing authorities and imposition of new taxes, could adversely affect our results of operations and financial condition

On December 22, 2017, the Tax Cuts and Jobs Act was enacted into law. Among numerous provisions included in the new law was the reduction of the corporate federal income tax rate from 35% to 21% effective January 1, 2018. As a result of this federal income tax rate change, during the quarter ended June 30, 2019, we reported an effective tax rate of 22.9%. However, we continue to analyze and assess the impact of the Tax Cuts and Jobs Act and believe that its impact on our business may not be fully known for some time. The final impact may differ, possibly materially, due to, among other things, changes in interpretations, assumptions made by us, the issuance of federal tax regulations and guidance, and actions we may take as a result of the Tax Cuts and Jobs Act. Depending on the final impact, our effective combined federal and state tax rate could be higher for the fiscal year ending March 31, 2020.  In the absence of guidance on various uncertainties and ambiguities in the application of certain provisions of the Tax Cuts and Jobs Act, we are using what we believe are reasonable interpretations and assumptions in applying the Tax Cuts and Jobs Act, but it is possible that the U.S. Department of Treasury could issue subsequent rules and regulations, or the Internal Revenue Service could issue subsequent guidance or take positions on audit, that differ from our prior interpretations and assumptions, which could have a material adverse effect on our cash, tax assets and liabilities, results of operations, and financial condition.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the period covered by this report. The following table sets forth the repurchases of the Company’s common stock made by or on behalf of the Company in open-market transactions for the quarter ended June 30, 2019 pursuant to its publicly announced stock repurchase plan.

			Total Number of
			Shares Purchased	Maximum Number
			as Part of Publicly	of Shares that may
	Total Number of	Average Price Paid	Announced	yet be Purchased
Period	Shares Purchased	Per Share	Program	Under the Program
April 1 to April 30, 2019	57,271	$68.06	57,271	1,479,491
May 1 to May 31, 2019	30,571	$72.65	30,571	1,448,920
June 1 to June 30, 2019	36,569	$81.98	36,569	1,412,351
Total	124,411	$73.28	124,411	1,412,351

In 1996, the Company’s Board of Directors authorized a stock repurchase program for up to 100,000 shares of the Company’s common stock. The Company’s Board of Directors has periodically increased the number of shares authorized for repurchase under the repurchase program.  In February 2019, the Company’s Board of Directors increased the number of shares of common stock authorized to be repurchased over the life of the program by 1,000,000 shares of common stock to 37,000,000 shares of common stock. There is no expiration date for the repurchase program.  As of June 30, 2019, the Company had repurchased 35,587,649 shares of its common stock over the life of the program.

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

101.0

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2019, and March 31, 2019; (ii) Consolidated Statements of Income for the three months ended June 30, 2019 and 2018; (iii) Consolidated Stockholders’ Equity for the three months ended June 30, 2019 and 2018; (iv) Consolidated Statements of Cash Flows for the three months ended June 30, 2019 and 2018; and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CORVEL CORPORATION

By:	/s/ Michael G. Combs
Michael G. Combs, Chief Executive Officer and President

By:	/s/ Brandon T. O’Brien
Brandon T. O’Brien,
Chief Financial Officer

August 5, 2019