Form 10-Q
period 2019-09-30
CORVEL CORP
filed 2019-11-07
CIK 874866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

The number of shares outstanding of the registrant's Common Stock, $0.0001 par value per share, as of November 1, 2019, was 18,280,035.

CORVEL CORPORATION

FORM 10-Q

Part I – FINANCIAL INFORMATION

Item 1 – Financial Statements

CORVEL CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2019	March 31, 2019
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$97,920,000	$91,713,000
Customer deposits	42,122,000	45,268,000
Accounts receivable, net	71,421,000	71,336,000
Prepaid taxes and expenses	7,623,000	7,176,000
Total current assets	219,086,000	215,493,000
Property and equipment, net	72,294,000	61,980,000
Goodwill	36,814,000	36,814,000
Other intangibles, net	2,757,000	2,975,000
Right-of-use asset, net (Note 10)	94,379,000	—
Other assets	1,439,000	756,000
TOTAL ASSETS	$426,769,000	$318,018,000
Liabilities and Stockholders' Equity
Current Liabilities
Accounts and taxes payable (Note 9)	$19,657,000	$11,478,000
Accrued liabilities (Note 9)	113,284,000	105,441,000
Total current liabilities	132,941,000	116,919,000
Deferred income taxes	5,688,000	6,294,000
Long-term operating lease liabilities (Note 10)	87,324,000	—
Total liabilities	225,953,000	123,213,000
Commitments and contingencies (Notes 7 and 8)
Stockholders' Equity
Common stock, $.0001 par value: 120,000,000 shares authorized at September 30, 2019 and March 31, 2019; 54,176,531 shares issued (18,364,416 shares outstanding, net of Treasury shares) and 54,021,032 shares issued (18,557,794 shares outstanding, net of Treasury shares) at September 30, 2019 and March 31, 2019, respectively	3,000	3,000
Paid-in capital	163,847,000	155,798,000
Treasury Stock (35,812,115 shares at September 30, 2019 and 35,463,238 shares at March 31, 2019)	(494,472,000)	(466,156,000)
Retained earnings	531,438,000	505,160,000
Total stockholders' equity	200,816,000	194,805,000
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$426,769,000	$318,018,000

See accompanying notes to unaudited consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED INCOME STATEMENTS – UNAUDITED

	Three Months Ended September 30,
	2019	2018
REVENUES	$146,970,000	$148,176,000
Cost of revenues	114,127,000	116,686,000
Gross profit	32,843,000	31,490,000
General and administrative expenses	16,593,000	15,094,000
Income before income tax provision	16,250,000	16,396,000
Income tax provision	3,379,000	3,607,000
NET INCOME	$12,871,000	$12,789,000
Net income per common and common equivalent share
Basic	$0.70	$0.68
Diluted	$0.69	$0.67
Weighted average common and common equivalent shares
Basic	18,452,000	18,877,000
Diluted	18,771,000	19,089,000

See accompanying notes to unaudited consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED INCOME STATEMENTS – UNAUDITED

	Six Months Ended September 30,
	2019	2018
REVENUES	$297,109,000	$298,574,000
Cost of revenues	231,132,000	235,731,000
Gross profit	65,977,000	62,843,000
General and administrative expenses	32,345,000	31,031,000
Income before income tax provision	33,632,000	31,812,000
Income tax provision	7,354,000	7,245,000
NET INCOME	$26,278,000	$24,567,000
Net income per common and common equivalent share
Basic	$1.42	$1.30
Diluted	$1.40	$1.29
Weighted average common and common equivalent shares
Basic	18,488,000	18,899,000
Diluted	18,779,000	19,095,000

See accompanying notes to unaudited consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY – UNAUDITED

	Three Months Ended September 30, 2019
	Common Shares	Stock Amount	Paid-in- Capital	Treasury Shares	Treasury Stock	Retained Earnings	Total Stockholders' Equity
Balance – June 30, 2019	54,117,215	$3,000	$160,522,000	(35,587,649)	$(475,275,000)	$518,567,000	$203,817,000
Stock issued under employee stock purchase plan	3,323	—	239,000	—	—	—	239,000
Stock issued under stock option plan, net of shares repurchased	55,993	—	1,888,000	—	—	—	1,888,000
Stock-based compensation expense	—	—	1,198,000	—	—	—	1,198,000
Purchase of treasury stock	—	—	—	(224,466)	(19,197,000)	—	(19,197,000)
Net income	—	—	—	—	—	12,871,000	12,871,000
Balance – September 30, 2019	54,176,531	$3,000	$163,847,000	(35,812,115)	$(494,472,000)	$531,438,000	$200,816,000

	Three Months Ended September 30, 2018
	Common Shares	Stock Amount	Paid-in- Capital	Treasury Shares	Treasury Stock	Retained Earnings	Total Stockholders' Equity
Balance – June 30, 2018	53,839,539	$3,000	$146,102,000	(34,947,632)	$(434,475,000)	$470,235,000	$181,865,000
Stock issued under employee stock purchase plan	4,228	—	$252,000	—	—	—	252,000
Stock issued under stock option plan, net of shares repurchased	63,665	—	2,066,000	—	—	—	2,066,000
Stock-based compensation expense	—	—	908,000	—	—	—	908,000
Purchase of treasury stock	—	—	—	(133,425)	(7,816,000)	—	(7,816,000)
Net income	—	—	—	—	—	12,789,000	12,789,000
Balance – September 30, 2018	53,907,432	$3,000	$149,328,000	(35,081,057)	$(442,291,000)	$483,024,000	$190,064,000

	Six Months Ended September 30, 2019
	Common Shares	Stock Amount	Paid-in- Capital	Treasury Shares	Treasury Stock	Retained Earnings	Total Stockholders' Equity
Balance – March 31, 2019	54,021,032	$3,000	$155,798,000	(35,463,238)	$(466,156,000)	$505,160,000	$194,805,000
Stock issued under employee stock purchase plan	3,323	—	239,000	—	—	—	239,000
Stock issued under stock option plan, net of shares repurchased	152,176	—	5,387,000	—	—	—	5,387,000
Stock-based compensation expense	—	—	2,423,000	—	—	—	2,423,000
Purchase of treasury stock	—	—	—	(348,877)	(28,316,000)	—	(28,316,000)
Net income	—	—	—	—	—	26,278,000	26,278,000
Balance – September 30, 2019	54,176,531	$3,000	$163,847,000	(35,812,115)	$(494,472,000)	$531,438,000	$200,816,000

	Six Months Ended September 30, 2018
	Common Shares	Stock Amount	Paid-in- Capital	Treasury Shares	Treasury Stock	Retained Earnings	Total Stockholders' Equity
Balance – March 31, 2018	53,793,986	$3,000	$143,705,000	(34,881,079)	$(430,989,000)	$458,457,000	$171,176,000
Stock issued under employee stock purchase plan	4,228	$—	$252,000	—	$—	$—	$252,000
Stock issued under stock option plan, net of shares repurchased	109,218	—	3,284,000	—	—	—	3,284,000
Stock-based compensation expense	—	—	2,087,000	—	—	—	2,087,000
Purchase of treasury stock	—	—	—	(199,978)	(11,302,000)	—	(11,302,000)
Net income	—	—	—	—	—	24,567,000	24,567,000
Balance – September 30, 2018	53,907,432	$3,000	$149,328,000	(35,081,057)	$(442,291,000)	$483,024,000	$190,064,000

See accompanying notes to unaudited consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED

	Six Months Ended September 30,
	2019	2018
Cash Flows from Operating Activities
NET INCOME	$26,278,000	$24,567,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,750,000	11,275,000
Loss (gain) on write down or disposal of property, capitalized software or investment	26,000	(37,000)
Stock compensation expense	2,423,000	2,087,000
Provision for doubtful accounts	841,000	1,503,000
Deferred income tax	(606,000)	(521,000)
Changes in operating assets and liabilities
Accounts receivable	(926,000)	(1,628,000)
Customer deposits	3,146,000	(5,837,000)
Prepaid taxes and expenses	(447,000)	(502,000)
Other assets	(682,000)	125,000
Accounts and taxes payable	4,389,000	248,000
Accrued liabilities	7,843,000	17,320,000
Operating lease liabilities	(13,596,000)	—
Net cash provided by operating activities	46,439,000	48,600,000
Cash Flows from Investing Activities
Purchase of property and equipment	(17,542,000)	(6,473,000)
Net cash (used in) investing activities	(17,542,000)	(6,473,000)
Cash Flows from Financing Activities
Purchase of treasury stock	(28,316,000)	(11,302,000)
Exercise of common stock options	5,387,000	3,285,000
Exercise of employee stock purchase options	239,000	252,000
Net cash (used in) financing activities	(22,690,000)	(7,765,000)
Increase in cash and cash equivalents	6,207,000	34,362,000
Cash and cash equivalents at beginning of period	91,713,000	55,771,000
Cash and cash equivalents at end of period	$97,920,000	$90,133,000
Supplemental Cash Flow Information:
Income taxes paid	$8,157,000	$5,585,000
Purchase of software license under finance agreement	$3,790,000	$—

See accompanying notes to unaudited consolidated financial statements.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

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

Certain information and note disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the three and six months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2020.  For further information, refer to the audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2019 included in the Company's Annual Report on Form 10-K filed with the SEC on June 7, 2019.

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

In January 2017, the FASB issued ASU 2017-04 regarding ASC Topic 350, “Simplifying the Test for Goodwill Impairment”.  The pronouncement simplifies the accounting for goodwill impairments by eliminating step two from the goodwill impairment test. Under this guidance, if the carrying amount of a reporting unit exceeds its estimated fair value, an impairment charge shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. This standard is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. We are still evaluating the impact of this guidance on future annual or interim goodwill impairment tests performed.

Guidance Adopted: In February 2016, the FASB issued ASU No. 2016-02, “Leases”, which sets out the principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for using an approach that is similar to the existing guidance for operating leases.  The standard is to be applied using a modified retrospective transition method. The Company has adopted this standard as of April 1, 2019.  The adoption of this standard did not have an impact on retained earnings on the consolidated balance sheet and did not have a material impact on the consolidated statements of income. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed the Company to carry forward the historical assessments of whether contracts are or contain leases, lease classification, and initial direct costs. The Company implemented internal controls and key system functionality to enable the preparation of financial information on adoption.  Refer to Note 10 of the accompanying consolidated financial statements for a description of the impact of this adopted guidance.

Note 2 – Revenue Recognition

The Company adopted ASC 606 using the modified retrospective method for those contracts which were not substantially completed as of the transition date.  The reported results for the three and six months ended September 30, 2019 and 2018 reflect the application of the guidance of ASC 606.

Revenue from Contracts with Customers

Revenue is recognized when control of the promised services is transferred to the Company’s customers in an amount that reflects the consideration expected to be entitled to in exchange for those services. As the Company completes its performance obligations, which are identified below, it has an unconditional right to consideration as outlined in the Company’s contracts. Generally, the Company’s accounts receivable are expected to be collected in 30 days in accordance with the underlying payment terms.

The Company generates revenue through its patient management and network solutions service lines. The Company operates in one reportable operating segment, managed care.

Patient Management Service Line

The patient management service line provides services primarily related to workers’ compensation claims management and case management. This service line also includes additional services such as accident and health claims programs. Each claim referred by the customer is considered an additional optional purchase of claims management services under the agreement with the customer. The transaction price is readily available from the contract and is fixed for each service. Revenue is recognized over time as services are provided as the performance obligations are satisfied through the effort expended to research, investigate, evaluate, document, and report the claim and control of these services is transferred to the customer. Revenue is recognized based on historical claim closure rates and claim type applied utilizing a portfolio approach based on the time elapsed for these claims, generally between three and fifteen months. The Company believes this approach reasonably reflects the transfer of the claims management services to its customers.

The Company’s obligation to manage claims and cases under the patient management service line can range from less than one year to multi-year contracts. They are generally one year under the terms of the contract; however, many of these contracts contain auto-renewal provisions and the Company’s customer relationships can span multiple years. Under certain claims management agreements, the Company receives consideration from a customer at contract inception prior to transferring services to the customer, however, it would begin performing services immediately. The period between a customer’s payment of consideration and the completion of the promised services is generally less than one year. There is no difference between the amount of promised consideration and the cash selling price of the promised services. The fee is billed upfront by the Company to provide customers with simplified and predictable ways of purchasing its services.

The patient management service line also offers case managers who provide administration services by proactively managing medical treatment for claimants while facilitating an understanding of, and participation in, their rehabilitation process. Revenue for case management services is recognized over time as the performance obligations are satisfied through the effort expended to manage the medical treatment for claimants and control of these services is transferred to the customer. Case management services are generally billed based on time incurred, are considered variable consideration, and revenue is recognized at the amount at which the Company has the right to invoice for services performed. The Company believes this approach reasonably reflects the transfer of the case management service to the customer.

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

Third-party services revenue includes pharmacy, directed care services and other services, and includes amounts received from customers compensating the Company for certain third-party costs associated with providing its integrated network solutions services. The Company is considered the principal in these transactions as it directs the third party, controls the specified service, performs program utilization review, directs payment to the provider, accepts the financial risk of loss associated with services rendered, and combines the services provided into an integrated solution, as specified within the Company’s customer contracts. The Company has the ability to influence contractual fees with customers and possesses the financial risk of loss in certain contractual obligations. These factors indicate the Company is the principal and, as such, it is required to recognize revenue gross and service partner vendor fees in the operating expense in the Company’s consolidated income statements.

The following table presents revenues disaggregated by service line for the three and six months ended September 30, 2019 and September 30, 2018:

	Three Months Ended	Six Months Ended
	September 30, 2019	September 30, 2019
Patient management services	$95,715,000	$195,202,000
Network solutions services	51,255,000	101,907,000
Total services	$146,970,000	$297,109,000

	Three Months Ended	Six Months Ended
	September 30, 2018	September 30, 2018
Patient management services	$91,945,000	$179,836,000
Network solutions services	56,231,000	118,738,000
Total services	$148,176,000	$298,574,000

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

Contract Balances

The timing of revenue recognition, billings, and cash collections results in billed accounts receivables, contract assets (reported as unbilled revenues at estimated billable amounts), and contract liabilities (reported as deferred revenues) on the Company’s consolidated balance sheets. Unbilled revenues is a contract asset for revenue that has been recognized in advance of billing the customer, resulting from professional services delivered that the Company expects and is entitled to receive as consideration under certain contracts. Billing requirements vary by contract but substantially all unbilled revenues are billed within one year.

	September 30, 2019	March 31, 2019
Billed receivables	$61,065,000	$58,410,000
Allowance for doubtful accounts	(5,608,000)	(5,508,000)
Contract assets	15,964,000	18,434,000
Accounts receivable, net	$71,421,000	$71,336,000

When the Company receives consideration from a customer prior to transferring services to the customer under the terms of certain claims management agreements, it records deferred revenues on the Company’s consolidated balance sheets, which represents a contract liability.

Certain services, such as claims management, are provided under fixed-fee service agreements and require the Company to manage claims over a contract period, typically for one year with the option for auto renewal, with the fixed fee renewing on the anniversary date of such contracts.  The Company recognizes deferred revenues as revenues when it performs services, transfers control of the services to the customer, and satisfies the performance obligation which it determines utilizing a portfolio approach. For all fixed fee service agreements, revenues are recognized over the expected service periods by type of claim.

The table below presents the deferred revenues balance and the significant activity affecting deferred revenues during the six months ended September 30, 2019:

September 30, 2019
Beginning balance at April 1, 2019 (Note 9)	$16,900,000
Additions	14,772,000
Revenue recognized from beginning of period	(8,723,000)
Revenue recognized from additions	(5,411,000)
Ending balance at September 30, 2019 (Note 9)	$17,538,000

Remaining Performance Obligations

As of September 30, 2019, the Company had $54.4 million of remaining performance obligations related to claims and non-claims services for which the price is fixed. Remaining performance obligations consist of deferred revenues as well as certain unbilled receivables that are considered contract assets. The Company expects to recognize approximately 61% of its remaining performance obligations as revenues within one year and the remaining balance thereafter. See the discussion below regarding the practical expedients elected for the disclosure of remaining performance obligations.

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

Note 3 — Stock-Based Compensation and Stock Options

Under the Company’s Restated Omnibus Incentive Plan (formerly the Restated 1988 Executive Stock Option Plan) (“the Plan”) as in effect at September 30, 2019, options exercisable for up to 19,865,000 shares of the Company’s common stock may be granted over the life of the Plan to key employees, non-employee directors, and consultants at exercise prices not less than the fair market value of the stock on the date of grant. Options granted under the Plan are non-statutory stock options and generally vest 25% one year from the date of grant with the remaining 75% vesting ratably each month for the next 36 months. The options granted to employees and the Company’s Board of Directors expire at the end of five years and ten years from the date of grant, respectively.  All options granted in the six months ended September 30, 2019 and 2018 were granted with an exercise price equal to the fair value of the Company’s common stock on the grant date and are non-statutory stock options.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model with the assumptions included in the table below. The Company uses historical data, among other factors, to estimate the expected volatility, the expected dividend yield and the expected option life. The Company accounts for forfeitures as they occur, rather than estimating expected forfeitures.  The risk-free rate is based on the interest rate paid on a U.S. Treasury issue with a term similar to the estimated life of the option.  The following assumptions were used to estimate the fair value of options granted during the three months ended September 30, 2019 and 2018 using the Black-Scholes option-pricing model:

	Three Months Ended
	September 30, 2019	September 30, 2018
Risk-free interest rate	1.54%	2.85%
Expected volatility	31%	39%
Expected dividend yield	0.00%	0.00%
Expected weighted average life of option in years	4.4 years	4.4 years

For the three months ended September 30, 2019 and 2018, the Company recorded share-based compensation expense of $1,198,000 and $908,000, respectively. For the six months ended September 30, 2019 and 2018, the Company recorded share-based compensation expense of $2,423,000 and $2,087,000. The table below shows the amounts recognized in the unaudited consolidated financial statements for stock compensation expense for time-based options and performance-based options during the three and six months ended September 30, 2019 and 2018, respectively.

	Three Months Ended
	September 30, 2019	September 30, 2018
Cost of revenues	$518,000	$446,000
General and administrative	680,000	462,000
Total cost of stock-based compensation included in income before income tax provision	1,198,000	908,000
Amount of income tax benefit recognized	(249,000)	(207,000)
Amount charged against net income	$949,000	$701,000
Effect on basic earnings per share	$(0.05)	$(0.04)
Effect on diluted earnings per share	$(0.05)	$(0.04)

	Six Months Ended
	September 30, 2019	September 30, 2018
Cost of revenues	$1,002,000	$877,000
General and administrative	1,421,000	1,210,000
Total cost of stock-based compensation included in income before income tax provision	2,423,000	2,087,000
Amount of income tax benefit recognized	(528,000)	(475,000)
Amount charged against net income	$1,895,000	$1,612,000
Effect on basic earnings per share	$(0.10)	$(0.09)
Effect on diluted earnings per share	$(0.10)	$(0.08)

The following table summarizes information for all stock options for the three and six months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning	1,000,830	$47.05	1,063,254	$40.43
Options granted	50,450	87.49	59,800	57.35
Options exercised	(55,993)	33.72	(66,870)	33.50
Options cancelled/forfeited	(5,223)	51.52	(2,877)	40.45
Options outstanding, ending	990,064	$49.84	1,053,307	$41.81

	Six Months Ended September 30, 2019		Six Months Ended September 30, 2018
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning	1,058,411	$45.17	1,064,439	$39.45
Options granted	97,475	79.17	116,600	53.48
Options exercised	(156,948)	36.48	(121,108)	32.30
Options cancelled/forfeited	(8,874)	51.24	(6,624)	45.32
Options outstanding, ending	990,064	$49.84	1,053,307	$41.81

The following table summarizes the status of stock options outstanding and exercisable at September 30, 2019:

Range of Exercise Price	Number of Outstanding Options	Weighted Average Remaining Contractual Life	Outstanding Options – Weighted Average Exercise Price	Exercisable Options – Number of Exercisable Options	Exercisable Options – Weighted Average Exercise Price
$20.08 to $38.70	254,229	2.19	$29.29	190,458	$27.97
$38.71 to $49.40	256,185	3.31	46.41	134,847	45.54
$49.41 to $59.32	355,025	3.79	58.05	51,840	57.10
$59.33 to $87.49	124,625	5.24	75.47	—	—
Total	990,064	3.44	$49.84	377,145	$38.26

The following table summarizes the status of all outstanding options at September 30, 2019, and changes during the three months then ended:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value as of September 30, 2019
Options outstanding at July 1, 2019	1,000,830	$47.05
Granted	50,450	87.49
Exercised	(55,993)	33.72
Cancelled – forfeited	(4,463)	52.93
Cancelled – expired	(760)	43.56
Ending outstanding	990,064	$49.84	3.44	$26,193,392
Ending vested and expected to vest	935,462	$49.38	3.41	$19,346,496
Ending exercisable at September 30, 2019	377,145	$38.26	2.83	$14,122,144

The weighted-average grant-date fair value of options granted during the three months ended September 30, 2019 and 2018, was $24.90 and $20.75, respectively.

Included in the above-noted stock option grants and stock compensation expense are performance-based stock options that vest only upon the Company’s achievement of certain earnings per share targets on a calendar year basis, as determined by the Company’s Board of Directors.  These options were valued in the same manner as the time-based options. However, the Company only recognizes stock compensation expense to the extent that the targets are determined to be probable of being achieved, which triggers the vesting of the performance options.  The Company recognized $470,000 and $270,000 of stock compensation expense for the three months ended September 30, 2019 and 2018, respectively, for performance-based stock options.

Note 4 — Treasury Stock

The Company’s Board of Directors approved the commencement of a stock repurchase program in the fall of 1996.  In February 2019, the Company’s Board of Directors approved a 1,000,000 share expansion to the Company’s existing stock repurchase program, increasing the total number of shares of the Company’s common stock approved for repurchase over the life of the program to 37,000,000 shares.  Since the commencement of the stock repurchase program, the Company has spent $494 million on the repurchase of 35,812,115 shares of its common stock, equal to 66% of the outstanding common stock had there been no repurchases.  The average price of these repurchases was $13.81 per share. These repurchases were funded primarily by the net earnings of the Company, along with proceeds from the exercise of common stock options.  During the three and six months ended September 30, 2019, the Company repurchased 224,466 shares of its common stock for $19.2 million at an average price of $85.52 per share and 348,877 shares of its common stock for $28.3 million at an average price of $81.16 per share, respectively.  The Company had 18,364,416 shares of common stock outstanding as of September 30, 2019, net of the 35,812,115 shares in treasury.   During the period subsequent to the quarter ended September 30, 2019, the Company repurchased 92,052 shares of its common stock for $7,199,000 at an average price of $78.20 per share under the Company’s stock repurchase program.

Note 5 — Weighted Average Shares and Net Income Per Share

Basic weighted average common shares outstanding decreased to 18,452,000 for the quarter ended September 30, 2019 from 18,877,000 for the quarter ended September 30, 2018.  Diluted weighted average common and common equivalent shares outstanding decreased to 18,771,000 for the quarter ended September 30, 2019 from 19,089,000 for the quarter ended September 30, 2018.  Basic weighted average common shares outstanding decreased to 18,488,000 for the six months ended September 30, 2019 from 18,899,000 for the six months ended September 30, 2018.  Diluted weighted average common and common equivalent shares outstanding decreased to 18,779,000 for the six months ended September 30, 2019 from 19,095,000 for the six months ended September 30, 2018.

Net income per common and common equivalent share was computed by dividing net income by the weighted average number of common and common share equivalents outstanding during the period. The following table sets forth the calculations of the basic and diluted weighted average common shares for the three and six months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019	2018
Net Income	$12,871,000	$12,789,000
Basic:
Weighted average common shares outstanding	18,452,000	18,877,000
Net Income per share	$0.70	$0.68
Diluted:
Weighted average common shares outstanding	18,452,000	18,877,000
Treasury stock impact of stock options	319,000	212,000
Total common and common equivalent shares	18,771,000	19,089,000
Net Income per share	$0.69	$0.67

	Six Months Ended September 30,
	2019	2018
Net Income	$26,278,000	$24,567,000
Basic:
Weighted average common shares outstanding	18,488,000	18,899,000
Net Income per share	$1.42	$1.30
Diluted:
Weighted average common shares outstanding	18,488,000	18,899,000
Treasury stock impact of stock options	291,000	196,000
Total common and common equivalent shares	18,779,000	19,095,000
Net Income per share	$1.40	$1.29

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

Note 7 — Line of Credit

The Company’s $10 million revolving credit facility expired in September 2019, and the Company chose not to renew its line of credit agreement with a financial institution.

Note 8 — Contingencies and Legal Proceedings

The Company is involved in litigation arising in the ordinary course of business. Management believes that resolution of these matters will not result in any payment that, individually or in the aggregate, would be material to the consolidated financial position or results of operations of the Company.

Note 9 — Accounts and Taxes Payable and Accrued Liabilities

The following table sets forth accounts payable, income taxes payable, and accrued liabilities at September 30, 2019 and March 31, 2019:

	September 30, 2019	March 31, 2019
Accounts payable	$16,123,000	$9,925,000
Income taxes payable and uncertain tax positions	3,534,000	1,553,000
Total accounts and taxes payable	$19,657,000	$11,478,000

	September 30, 2019	March 31, 2019
Payroll, payroll taxes and employee benefits	$28,452,000	$23,647,000
Customer deposits	42,122,000	45,268,000
Accrued professional service fees	6,483,000	8,377,000
Self-insurance accruals	3,306,000	3,523,000
Deferred revenue	17,538,000	16,900,000
Operating lease liabilities	13,214,000	5,708,000
Other	2,169,000	2,018,000
Total accrued liabilities	$113,284,000	$105,441,000

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

The Company’s lease agreements may include options to extend the lease following the initial term.  In most instances, the Company has determined that it is reasonably certain to exercise the option to renew; accordingly, these options are considered in determining the initial lease term.  The Company has elected the practical expedient of hindsight in determining the option to renew.

For lease agreements entered into or reassessed after the adoption of ASC 842, the Company has elected the practical expedient to account for the lease and non-lease components as a single lease component. Therefore, for those leases, the lease payments used to measure the lease liability include all of the fixed consideration in the contract.

Variable lease payments associated with the Company’s leases are recognized upon occurrence of the event, activity, or circumstance in the lease agreement on which those payments are assessed.

Leases with an initial term of 12 months or less are not recorded on the balance sheet.  The Company recognizes lease expense for these leases on a straight-line basis over the lease term.

The components of lease expense are as follows:

	Three Months Ended	Six Months Ended
	September 30, 2019	September 30, 2019
Operating lease expense	$4,248,000	$8,509,000
Short-term lease expense	46,000	51,000
Variable lease expense	38,000	43,000
	$4,332,000	$8,603,000

The following table presents the lease related assets and liabilities recorded on the Company’s consolidated balance sheets related to its operating leases:

September 30, 2019
Right-of-use asset, net	$94,379,000
Short-term lease liability	$12,270,000
Long-term lease liability	87,324,000
Total lease liabilities	$99,594,000
Weighted average remaining lease term	8.62 years
Weighted average discount rate	4.0%

Supplemental cash flow information related to operating leases for the six months ended September 30, 2019 were as follows:

Cash paid for amounts included in the measurement of operating lease liabilities	$7,438,000
Operating lease liabilities arising from obtaining ROU assets	$104,476,000
Reductions to ROU assets resulting from reductions to operating lease liabilities	$4,073,000

Maturities of operating lease liabilities for each of the next five years and thereafter are as follows:

September 30, 2019
2020	$7,134,000
2021	13,794,000
2022	13,335,000
2023	13,330,000
2024	11,868,000
Thereafter	58,888,000
Total lease payments	118,349,000
Less interest	(18,755,000)
Total lease liabilities	$99,594,000

As of September 30, 2019, the Company has approximately $3.1 million of additional operating lease commitments that have not yet commenced.  These leases will commence in 2019 and have lease terms between 1 year and 10 years.

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

Summary of Quarterly Results

The Company’s revenues decreased to $147.0 million in the quarter ended September 30, 2019 from $148.2 million in the quarter ended September 30, 2018, a decrease of $1.2 million, or 0.8%.  This slight decrease was due to a decrease in network solutions services, which was offset by an increase in patient management services.

Cost of revenues decreased to $114.1 million in the quarter ended September 30, 2019 from $116.7 million in the quarter ended September 30, 2018, a decrease of $2.6 million, or 2.2%.   This decrease was primarily due to a decrease of 0.8% in revenue mentioned above.  Additionally, there was an increase in higher margin enhanced bill review services.

General and administrative expense increased to $16.6 million in the quarter ended September 30, 2019 from $15.1 million in the quarter ended September 30, 2018, an increase of $1.5 million, or 9.9%.  This increase was primarily due to an increase in legal and corporate system costs.

Income tax expense decreased to $3.4 million in the quarter ended September 30, 2019 from $3.6 million in the quarter ended September 30, 2018, a decrease of $0.2 million, or 6.3%.  Income before income tax provision decreased to $16.3 million in the quarter ended September 30, 2019 from $16.4 million in the quarter ended September 30, 2018, a decrease of $0.1 million, or 0.9%.  The effective tax rate was 20.8% for the quarter ended September 30, 2019 compared to 22.0% in the quarter ended September 30, 2018.

Weighted diluted shares decreased to 18.8 million shares in the quarter ended September 30, 2019 from 19.1 million shares in the quarter ended September 30, 2018, a decrease of 318,000 shares, or 1.7%, due to the weighted impact of options exercised partially offset by the weighted impact of shares repurchased.

Diluted earnings per share increased to $0.69 per share in the quarter ended September 30, 2019 from $0.67 per share in the quarter ended September 30, 2018, an increase of $0.02 per share, or 3.0%. The increase in diluted earnings per share was primarily due to an increase in net income and a decrease in weighted diluted shares.

Results of Operations for the three months ended September 30, 2019 and 2018

The Company derives its revenues from providing patient management and network solutions services to payors of workers’ compensation benefits, automobile insurance claims, and group health insurance benefits. The percentages of total revenues attributable to patient management and network solutions services for the quarters ended September 30, 2019 and 2018 are as follows:

	September 30, 2019	September 30, 2018
Patient management services	65.7%	62.1%
Network solutions services	34.3%	37.9%

The following table sets forth, for the periods indicated, the dollar amounts, dollar and percent changes, share changes, and the percentage of revenues represented by certain items reflected in the Company’s unaudited consolidated income statements for the three months ended September 30, 2019 and 2018. The Company’s past operating results are not necessarily indicative of future operating results.

	Three Months Ended	Three Months Ended		Percentage
	September 30, 2019	September 30, 2018	Change	Change
Revenue	$146,970,000	$148,176,000	$(1,206,000)	(0.8%)
Cost of revenues	114,127,000	116,686,000	(2,559,000)	(2.2%)
Gross profit	32,843,000	31,490,000	1,353,000	4.3%
Gross profit as percentage of revenue	22.3%	21.3%
General and administrative	16,593,000	15,094,000	1,499,000	9.9%
General and administrative as percentage of revenue	11.3%	10.2%
Income before income tax provision	16,250,000	16,396,000	(146,000)	(0.9%)
Income before income tax provision as percentage of revenue	11.1%	11.1%
Income tax provision	3,379,000	3,607,000	(228,000)	(6.3%)
Net income	$12,871,000	$12,789,000	$82,000	0.6%
Weighted Shares
Basic	18,452,000	18,877,000	(425,000)	(2.3%)
Diluted	18,771,000	19,089,000	(318,000)	(1.7%)
Earnings Per Share
Basic	$0.70	$0.68	$0.02	2.9%
Diluted	$0.69	$0.67	$0.02	3.0%

Revenues

Change in revenue to the quarter ended September 30, 2019 from the quarter ended September 30, 2018

Revenues decreased to $147.0 million in the quarter ended September 30, 2019 from $148.2 million in the quarter ended September 30, 2018, a decrease of $1.2 million, or 0.8%.  The decrease in revenues was due to a decrease in network solutions services revenues, which decreased to $51.3 million from $56.2 million, a decrease of 8.9%.  The decrease was due to a 20.5% decrease in the number of pharmacy services bills the Company reviewed during the quarter ended September 30, 2019.  This decrease in network solutions services revenues was offset by an increase in patient management services revenues, which increased from $91.9 million to $95.7 million, an increase of 4.1%.  Patient management services increased to 65.7% of total revenue in the quarter ended September 30, 2019, from 62.1% in the comparable prior year quarter, due to higher revenue from the Company’s TPA and related services.  Additionally, revenue increases were recognized in enhanced bill review programs services.

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

Change in cost of revenues to the quarter ended September 30, 2019 from the quarter ended September 30, 2018

Cost of revenues decreased to $114.1 million in the quarter ended September 30, 2019 from $116.7 million in the quarter ended September 30, 2018, a decrease of $2.6 million, or 2.2%. The decrease in cost of revenues was primarily due to the decrease in total revenues of 0.8% and revenue increases in higher margin enhanced bill review programs services, offset by a decrease in lower margin pharmacy services.

General and Administrative Expense

For the quarter ended September 30, 2019, general and administrative expense consisted of approximately 52% of corporate systems costs, which include corporate systems support, implementation and training, rules engine development, national information technology (“IT”) strategy and planning, depreciation of hardware costs in the Company’s corporate offices and backup data center, the Company’s nationwide area network, and other systems related costs. The Company includes all IT-related costs managed by the corporate office in general and administrative expense whereas the field IT-related costs are included in the cost of revenues.  The remaining general and administrative costs consist of national marketing, national sales support, corporate legal, corporate insurance, human resources, accounting, product management, new business development, and other general corporate expenses.

Change in general and administrative expense to the quarter ended September 30, 2019 from the quarter ended September 30, 2018

General and administrative expense increased to $16.6 million in the quarter ended September 30, 2019 from $15.1 million in the quarter ended September 30, 2018, an increase of $1.5 million, or 9.9%. This increase was primarily due to an increase in legal and corporate system costs.  The Company has no reason to believe that the general and administrative costs will not return to historical averages.

Income Tax Provision

Change in income tax expense to the quarter ended September 30, 2019 from the quarter ended September 30, 2018

Income tax expense decreased to $3.4 million in the quarter ended September 30, 2019 from $3.6 million in the quarter ended September 30, 2018, a decrease of $0.2 million, or 6.3%. Income before income tax provision decreased to $16.3 million in the quarter ended September 30, 2019 from $16.4 million in the quarter ended September 30, 2018, a decrease of $0.1 million, or 0.9%.  The effective tax rate was 20.8% for the quarter ended September 30, 2019 compared to 22.0% in the quarter ended September 30, 2018.

Results of Operations for the six months ended September 30, 2019 and 2018

The following table sets forth, for the periods indicated, the dollar amounts, dollar and percent changes, share changes, and the percentage of revenues represented by certain items reflected in the Company’s consolidated income statements for the six months ended September 30, 2019 and 2018.  The Company’s past operating results are not necessarily indicative of future operating results.

	Six Months Ended	Six Months Ended		Percentage
	September 30, 2019	September 30, 2018	Change	Change
Revenue	$297,109,000	$298,574,000	$(1,465,000)	(0.5%)
Cost of revenues	231,132,000	235,731,000	(4,599,000)	(2.0%)
Gross profit	65,977,000	62,843,000	3,134,000	5.0%
Gross profit as percentage of revenue	22.2%	21.0%
General and administrative	32,345,000	31,031,000	1,314,000	4.2%
General and administrative as percentage of revenue	10.9%	10.4%
Income before income tax provision	33,632,000	31,812,000	1,820,000	5.7%
Income before income tax provision as percentage of revenue	11.3%	10.7%
Income tax provision	7,354,000	7,245,000	109,000	1.5%
Net income	$26,278,000	$24,567,000	$1,711,000	7.0%
Weighted Shares
Basic	18,488,000	18,899,000	(411,000)	(2.2%)
Diluted	18,779,000	19,095,000	(316,000)	(1.7%)
Earnings Per Share
Basic	$1.42	$1.30	$0.12	9.2%
Diluted	$1.40	$1.29	$0.11	8.5%

Revenues

Change in revenue to the six months ended September 30, 2019 from the six months ended September 30, 2018

Revenues decreased to $297.1 million for the six months ended September 30, 2019 from $298.6 million for the six months ended September 30, 2018, a decrease of $1.5 million, or 0.5%. The decrease in revenues was due to a decrease in network solutions services revenues, which decreased to $101.9 million from $118.7 million, a decrease of 14.2%.  This decrease in network solutions services revenues was offset by an increase in patient management services revenues, which increased to $195.2 million from $179.8 million, an increase of 8.5%.  The increase in patient management services was due to an increase in services for claims management customers, which was partially offset by a decrease in case management services.  Additionally, revenue increases were recognized in enhanced bill review programs services.

Cost of Revenues

Change in cost of revenues to the six months ended September 30, 2019 from the six months ended September 30, 2018

Cost of revenues decreased to $231.1 million in the six months ended September 30, 2019 from $235.7 million in the six months ended September 30, 2018, a decrease of $4.6 million, or 2.0%.  The decrease in cost of revenues was primarily due to revenue decreases and a decrease in pharmacy services costs related to a decrease in pharmacy services revenues.

General and Administrative Expense

Change in general and administrative expense to the six months ended September 30, 2019 from the six months ended September 30, 2018

General and administrative expense increased to $32.3 million in the six months ended September 30, 2019 from $31.0 million in the six months ended September 30, 2018, an increase of $1.3 million, or 4.2%.  The increase in general and administrative expense was primarily due to an increase in corporate systems costs.

Income Tax Provision

Change in income tax expense to the six months ended September 30, 2019 from the six months ended September 30, 2018

Income tax expense increased to $7.4 million for the six months ended September 30, 2019 from $7.2 million for the six months ended September 30, 2018, an increase of $0.1 million, or 1.5%.  Income before income tax provision increased to $33.6 million in the six months ended September 30, 2019 from $31.8 million in the six ended September 30, 2018, an increase of $1.8 million, or 5.7%.  The income tax expense as a percentage of income before income taxes, also known as the effective tax rate, was 21.8% for the six months ended September 30, 2019 and 22.8% for the six months ended September 30, 2018.

Liquidity and Capital Resources

The Company has historically funded its operations and capital expenditures primarily from cash flow from operations, and to a lesser extent, proceeds from stock option exercises. Working capital decreased to $86.1 million as of September 30, 2019 from $98.6 million as of March 31, 2019, a decrease of $12.4 million primarily due to an increase in payables related to a software licenses contract for $5.7 million and an increase in accrued liabilities. Cash increased to $97.9 million as of September 30, 2019 from $91.7 million as of March 31, 2019, an increase of $6.2 million. This is primarily due to an increase in proceeds from stock options exercised and an increase in income before income tax provision, partially offset by cash used to repurchase shares of the Company’s common stock.

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

As of September 30, 2019, the Company had $97.9 million in cash and cash equivalents, invested primarily in short-term, interest-bearing, highly liquid investment-grade securities with maturities of 90 days or less.

The Company’s $10 million revolving credit facility expired in September 2019, and the Company chose not to renew its line of credit agreement with a financial institution.

The Company believes that the cash balance at September 30, 2019, along with anticipated internally generated funds, will be sufficient to meet the Company’s expected cash requirements for at least the next twelve months.

Operating Activities

Six months ended September 30, 2019 compared to six months ended September 30, 2018

Net cash provided by operating activities decreased to $46.4 million in the six months ended September 30, 2019 from $48.6 million in the six months ended September 30, 2018, a decrease of $2.2 million. The decrease in cash flow from operating activities was primarily due to a change in payroll processes from the prior year, which changed from semi-monthly to bi-weekly payroll.  This decrease was offset by an increase in net income.

Investing Activities

Six months ended September 30, 2019 compared to six months ended September 30, 2018

Net cash flow used in investing activities increased to $17.5 million in the six months ended September 30, 2019 from $6.5 million in the six months ended September 30, 2018, an increase of $11.1 million.  Capital purchases were $17.5 million for the six months ended September 30, 2019 and $6.5 million for the six months ended September 30, 2018.  The increase in capital purchases is primarily due to construction on the building the Company purchased in the greater Portland metropolitan area during fiscal 2018.

Financing Activities

Six months ended September 30, 2019 compared to six months ended September 30, 2018

Net cash flow used in financing activities increased to $22.7 million for the three months ended September 30, 2019 from $7.8 million for the three months ended September 30, 2018, an increase of $14.9 million. The increase in net cash used in financing activities was primarily due to an increase in spending on share repurchases from $11.3 million to $28.3 million over the same periods, which was offset by a $2.1 million increase in stock option exercises.

Contractual Obligations

The following table summarizes the Company’s contractual obligations outstanding as of September 30, 2019:

	Payments Due by Period
		Within One	Between One and	Between Three and	More than
	Total	Year	Three Years	Five Years	Five Years
Operating leases	$95,097,000	$7,044,000	$28,752,000	$27,950,000	$31,351,000
Software licenses	3,790,000	1,895,000	1,895,000	—	—
Total	$98,887,000	$8,939,000	$30,647,000	$27,950,000	$31,351,000

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

Critical Accounting Policies

The SEC defines critical accounting policies as those that require application of management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

The Company’s significant accounting policies which have the greatest potential impact on its financial statements are more fully described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of its Annual Report on Form 10-K for the fiscal year ended March 31, 2019, filed with the SEC on June 7, 2019. No changes in critical accounting policies have been made since the filing of that Annual Report on Form 10-K. Additional information related to adoption of accounting standards is provided in Notes 1 and 10 to the accompanying unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q.  In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America (“GAAP”), with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting an available alternative would not produce a materially different result.  Actual results could differ from the estimates we use in applying our critical accounting policies.  We are not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

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

In January 2017, the FASB issued ASU 2017-04 regarding ASC Topic 350, “Simplifying the Test for Goodwill Impairment”.  The pronouncement simplifies the accounting for goodwill impairments by eliminating step two from the goodwill impairment test. Under this guidance, if the carrying amount of a reporting unit exceeds its estimated fair value, an impairment charge shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. This standard is effective for fiscal years beginning after December 15, 2019, with early adoption permitted.  We are still evaluating the impact of this guidance on future annual or interim goodwill impairment tests performed.

Guidance Adopted

In February 2016, the FASB issued ASU No. 2016-02, “Leases”, which sets out the principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for using an approach that is similar to the existing guidance for operating leases.  The standard is to be applied using a modified retrospective transition method. The Company has adopted this standard as of April 1, 2019.  The adoption of this standard did not have an impact on retained earnings on the consolidated balance sheet and did not to have a material impact on the consolidated statements of income. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed the Company to carry forward the historical assessments of whether contracts are or contain leases, lease classification, and initial direct costs. The Company implemented internal controls and key system functionality to enable the preparation of financial information on adoption.  Refer to Note 10 of the accompanying consolidated financial statements for a description of the impact of this adopted guidance.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2019, the Company held no market risk sensitive instruments for trading purposes, and the Company did not employ any derivative financial instruments, other financial instruments, or derivative commodity instruments to hedge any market risk. The Company had no debt outstanding as of September 30, 2019, and therefore, had no market risk related to debt.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2019, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting  (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As these threats evolve, cybersecurity incidents could be more difficult to detect, defend against and remediate. Cyber-attacks or data incidents could remain undetected for some period, which could potentially result in significant harm to our systems, as well as unauthorized access to the information stored on and transmitted by our systems. Further, despite our security efforts and training, our employees may purposefully or inadvertently cause security breaches that could harm our systems or result in the unauthorized disclosure of or access to information. Any measures we do take to prevent security breaches, whether caused by employees or third parties, could have the potential to harm relationships with our customers or restrict our ability to meet our customers' expectations.

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

Matters relating to the Tax Cuts and Jobs Act, including future changes in tax laws, rules and regulations, disagreements with taxing authorities and imposition of new taxes, could adversely affect our results of operations and financial condition

On December 22, 2017, the Tax Cuts and Jobs Act was enacted into law. Among numerous provisions included in the new law was the reduction of the corporate federal income tax rate from 35% to 21% effective January 1, 2018. As a result of this federal income tax rate change, during the quarter ended September 30, 2019, we reported an effective tax rate of 20.8%. However, we continue to analyze and assess the impact of the Tax Cuts and Jobs Act and believe that its impact on our business may not be fully known for some time. The final impact may differ, possibly materially, due to, among other things, changes in interpretations, assumptions made by us, the issuance of federal tax regulations and guidance, and actions we may take as a result of the Tax Cuts and Jobs Act. Depending on the final impact, our effective combined federal and state tax rate could be higher for the fiscal year ending March 31, 2020.  In the absence of guidance on various uncertainties and ambiguities in the application of certain provisions of the Tax Cuts and Jobs Act, we are using what we believe are reasonable interpretations and assumptions in applying the Tax Cuts and Jobs Act, but it is possible that the U.S. Department of Treasury could issue subsequent rules and regulations, or the Internal Revenue Service could issue subsequent guidance or take positions on audit, that differ from our prior interpretations and assumptions, which could have a material adverse effect on our cash, tax assets and liabilities, results of operations, and financial condition.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the period covered by this report. The following table sets forth the repurchases of the Company’s common stock made by or on behalf of the Company in open-market transactions for the quarter ended September 30, 2019 pursuant to its publicly announced stock repurchase plan.

			Total Number of
			Shares Purchased	Maximum Number
			as Part of Publicly	of Shares that may
	Total Number of	Average Price Paid	Announced	yet be Purchased
Period	Shares Purchased	Per Share	Program	Under the Program
July 1 to July 31, 2019	73,295	$90.00	73,295	1,339,056
August 1 to August 31, 2019	77,254	$85.39	77,254	1,261,802
September 1 to September 30, 2019	73,917	$81.13	73,917	1,187,885
Total	224,466	$85.50	224,466	1,187,885

In 1996, the Company’s Board of Directors authorized a stock repurchase program for up to 100,000 shares of the Company’s common stock. The Company’s Board of Directors has periodically increased the number of shares authorized for repurchase under the repurchase program.  In February 2019, the Company’s Board of Directors increased the number of shares of common stock authorized to be repurchased over the life of the program by 1,000,000 shares of common stock to 37,000,000 shares of common stock. There is no expiration date for the repurchase program.  As of September 30, 2019, the Company had repurchased 35,812,115 shares of its common stock over the life of the program.

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

101.0

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2019, and March 31, 2019; (ii) Consolidated Statements of Income for the three and six months ended September 30, 2019 and 2018; (iii) Consolidated Stockholders’ Equity for the three and six months ended September 30, 2019 and 2018; (iv) Consolidated Statements of Cash Flows for the six months ended September 30, 2019 and 2018; and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CORVEL CORPORATION

By:	/s/ Michael G. Combs
Michael G. Combs, Chief Executive Officer and President

By:	/s/ Brandon T. O’Brien
Brandon T. O’Brien,
Chief Financial Officer

November 7, 2019