Form 10-Q
period 2019-12-31
CORVEL CORP
filed 2020-02-07
CIK 874866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

or

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

Not Applicable

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

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

The number of shares outstanding of the registrant's Common Stock, $0.0001 par value per share, as of February 3, 2020, was 18,104,704.

CORVEL CORPORATION

FORM 10-Q

Part I – FINANCIAL INFORMATION

Item 1 – Financial Statements

CORVEL CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2019	March 31, 2019
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$89,628,000	$91,713,000
Customer deposits	45,952,000	45,268,000
Accounts receivable, net	66,187,000	71,336,000
Prepaid taxes and expenses	8,785,000	7,176,000
Total current assets	210,552,000	215,493,000
Property and equipment, net	76,955,000	61,980,000
Goodwill	36,814,000	36,814,000
Other intangibles, net	2,648,000	2,975,000
Right-of-use asset, net (Note 10)	93,541,000	—
Other assets	1,570,000	756,000
TOTAL ASSETS	$422,080,000	$318,018,000
Liabilities and Stockholders' Equity
Current Liabilities
Accounts and taxes payable (Note 9)	$20,659,000	$11,478,000
Accrued liabilities (Note 9)	115,066,000	105,441,000
Total current liabilities	135,725,000	116,919,000
Deferred income taxes	5,403,000	6,294,000
Long-term operating lease liabilities (Note 10)	87,587,000	—
Total liabilities	228,715,000	123,213,000
Commitments and contingencies (Notes 7 and 8)
Stockholders' Equity
Common stock, $.0001 par value: 120,000,000 shares authorized at December 31, 2019 and March 31, 2019; 54,204,756 shares issued (18,152,615 shares outstanding, net of Treasury shares) and 54,021,032 shares issued (18,557,794 shares outstanding, net of Treasury shares) at December 31, 2019 and March 31, 2019, respectively	3,000	3,000
Paid-in capital	166,240,000	155,798,000
Treasury Stock (36,052,141 shares at December 31, 2019 and 35,463,238 shares at March 31, 2019)	(513,668,000)	(466,156,000)
Retained earnings	540,790,000	505,160,000
Total stockholders' equity	193,365,000	194,805,000
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$422,080,000	$318,018,000

See accompanying notes to unaudited consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED INCOME STATEMENTS – UNAUDITED

	Three Months Ended December 31,
	2019	2018
REVENUES	$148,092,000	$146,082,000
Cost of revenues	118,839,000	116,728,000
Gross profit	29,253,000	29,354,000
General and administrative expenses	17,000,000	15,803,000
Income before income tax provision	12,253,000	13,551,000
Income tax provision	2,901,000	3,253,000
NET INCOME	$9,352,000	$10,298,000
Net income per common and common equivalent share
Basic	$0.51	$0.55
Diluted	$0.50	$0.54
Weighted average common and common equivalent shares
Basic	18,253,000	18,758,000
Diluted	18,526,000	18,984,000

See accompanying notes to unaudited consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED INCOME STATEMENTS – UNAUDITED

	Nine Months Ended December 31,
	2019	2018
REVENUES	$445,200,000	$444,656,000
Cost of revenues	350,024,000	352,459,000
Gross profit	95,176,000	92,197,000
General and administrative expenses	49,290,000	46,834,000
Income before income tax provision	45,886,000	45,363,000
Income tax provision	10,256,000	10,498,000
NET INCOME	$35,630,000	$34,865,000
Net income per common and common equivalent share
Basic	$1.94	$1.85
Diluted	$1.91	$1.83
Weighted average common and common equivalent shares
Basic	18,410,000	18,852,000
Diluted	18,695,000	19,058,000

See accompanying notes to unaudited consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY – UNAUDITED

	Three Months Ended December 31, 2019
	Common Shares	Stock Amount	Paid-in- Capital	Treasury Shares	Treasury Stock	Retained Earnings	Total Stockholders' Equity
Balance – September 30, 2019	54,176,531	$3,000	$163,847,000	(35,812,115)	$(494,472,000)	$531,438,000	$200,816,000
Stock issued under stock option plan, net of shares repurchased	28,225	—	1,250,000	—	—	—	1,250,000
Stock-based compensation expense	—	—	1,143,000	—	—	—	1,143,000
Purchase of treasury stock	—	—	—	(240,026)	(19,196,000)	—	(19,196,000)
Net income	—	—	—	—	—	9,352,000	9,352,000
Balance – December 31, 2019	54,204,756	$3,000	$166,240,000	(36,052,141)	$(513,668,000)	$540,790,000	$193,365,000

	Three Months Ended December 31, 2018
	Common Shares	Stock Amount	Paid-in- Capital	Treasury Shares	Treasury Stock	Retained Earnings	Total Stockholders' Equity
Balance – September 30, 2018	53,907,432	$3,000	$149,328,000	(35,081,057)	$(442,291,000)	$483,024,000	$190,064,000
Stock issued under stock option plan, net of shares repurchased	60,230	—	2,172,000	—	—	—	2,172,000
Stock-based compensation expense	—	—	1,023,000	—	—	—	1,023,000
Purchase of treasury stock	—	—	—	(186,574)	(11,289,000)	—	(11,289,000)
Net income	—	—	—	—	—	10,298,000	10,298,000
Balance – December 31, 2018	53,967,662	$3,000	$152,523,000	(35,267,631)	$(453,580,000)	$493,322,000	$192,268,000

	Nine Months Ended December 31, 2019
	Common Shares	Stock Amount	Paid-in- Capital	Treasury Shares	Treasury Stock	Retained Earnings	Total Stockholders' Equity
Balance – March 31, 2019	54,021,032	$3,000	$155,798,000	(35,463,238)	$(466,156,000)	$505,160,000	$194,805,000
Stock issued under employee stock purchase plan	3,323	—	239,000	—	—	—	239,000
Stock issued under stock option plan, net of shares repurchased	180,401	—	6,637,000	—	—	—	6,637,000
Stock-based compensation expense	—	—	3,566,000	—	—	—	3,566,000
Purchase of treasury stock	—	—	—	(588,903)	(47,512,000)	—	(47,512,000)
Net income	—	—	—	—	—	35,630,000	35,630,000
Balance – December 31, 2019	54,204,756	$3,000	$166,240,000	(36,052,141)	$(513,668,000)	$540,790,000	$193,365,000

	Nine Months Ended December 31, 2018
	Common Shares	Stock Amount	Paid-in- Capital	Treasury Shares	Treasury Stock	Retained Earnings	Total Stockholders' Equity
Balance – March 31, 2018	53,793,986	$3,000	$143,705,000	(34,881,079)	$(430,989,000)	$458,457,000	$171,176,000
Stock issued under employee stock purchase plan	4,228	—	252,000	—	—	—	252,000
Stock issued under stock option plan, net of shares repurchased	169,448	—	5,456,000	—	—	—	5,456,000
Stock-based compensation expense	—	—	3,110,000	—	—	—	3,110,000
Purchase of treasury stock	—	—	—	(386,552)	(22,591,000)	—	(22,591,000)
Net income	—	—	—	—	—	34,865,000	34,865,000
Balance – December 31, 2018	53,967,662	$3,000	$152,523,000	(35,267,631)	$(453,580,000)	$493,322,000	$192,268,000

See accompanying notes to unaudited consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED

	Nine Months Ended December 31,
	2019	2018
Cash Flows from Operating Activities
NET INCOME	$35,630,000	$34,865,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,818,000	17,096,000
Loss on write down or disposal of property, capitalized software or investment	69,000	31,000
Stock compensation expense	3,566,000	3,110,000
(Recovery) provision for doubtful accounts	(1,421,000)	1,620,000
Deferred income tax	(891,000)	(777,000)
Changes in operating assets and liabilities
Accounts receivable	6,570,000	890,000
Customer deposits	(684,000)	(7,142,000)
Prepaid taxes and expenses	(1,609,000)	(1,361,000)
Other assets	(813,000)	143,000
Accounts and taxes payable	5,391,000	1,811,000
Accrued liabilities	9,625,000	17,617,000
Operating lease liabilities	(5,954,000)	—
Net cash provided by operating activities	66,297,000	67,903,000
Cash Flows from Investing Activities
Purchase of property and equipment	(27,746,000)	(10,308,000)
Net cash used in investing activities	(27,746,000)	(10,308,000)
Cash Flows from Financing Activities
Purchase of treasury stock	(47,512,000)	(22,591,000)
Exercise of common stock options	6,637,000	5,456,000
Exercise of employee stock purchase options	239,000	252,000
Net cash used in financing activities	(40,636,000)	(16,883,000)
(Decrease)/increase in cash and cash equivalents	(2,085,000)	40,712,000
Cash and cash equivalents at beginning of period	91,713,000	55,771,000
Cash and cash equivalents at end of period	$89,628,000	$96,483,000
Supplemental Cash Flow Information:
Income taxes paid	$11,927,000	$8,931,000
Purchase of software license under finance agreement	$3,790,000	$—

See accompanying notes to unaudited consolidated financial statements.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

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

Certain information and note disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended December 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2020.  For further information, refer to the audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2019 included in the Company's Annual Report on Form 10-K filed with the SEC on June 7, 2019.

Recent Accounting Pronouncements: In June 2016, the FASB issued ASU 2016-13 regarding ASC Topic 326, “Measurement of Credit Losses on Financial Instruments”. The pronouncement changes the impairment model for most financial assets and will require the use of an "expected loss" model for instruments measured at amortized cost. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. Subsequently, the FASB issued an amendment to clarify the implementation dates and items that fall within the scope of this pronouncement. This standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  We are still evaluating the impact this guidance will have on our consolidated financial statements.

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

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes”. The pronouncement simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC Topic 740, “Income Taxes”. The pronouncement also improves consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This standard is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. We are still evaluating the impact this guidance will have on our consolidated financial statements.

Guidance Adopted: In February 2016, the FASB issued ASU No. 2016-02, “Leases”, which sets out the principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for using an approach that is similar to the existing guidance for operating leases.  The standard is to be applied using a modified retrospective transition method. The Company has adopted this standard as of April 1, 2019.  The adoption of this standard did not have a material impact on retained earnings on the consolidated balance sheet and did not have a material impact on the consolidated statements of income. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed the Company to carry forward the historical assessments of whether contracts are or contain leases, lease classification, and initial direct costs. The Company implemented internal controls and key system functionality to enable the preparation of financial information on adoption.  Refer to Note 10 of the accompanying consolidated financial statements for a description of the impact of this adopted guidance.

Note 2 – Revenue Recognition

The Company adopted ASC 606 using the modified retrospective method for those contracts which were not substantially completed as of the transition date, which was April 1, 2018.  The reported results for the three and nine months ended December 31, 2019 and 2018 reflect the application of the guidance of ASC 606.

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

The following table presents revenues disaggregated by service line for the three and nine months ended December 31, 2019 and December 31, 2018:

	Three Months Ended	Three Months Ended
	December 31, 2019	December 31, 2018
Patient management services	$98,326,000	$92,130,000
Network solutions services	49,766,000	53,952,000
Total services	$148,092,000	$146,082,000

	Nine Months Ended	Nine Months Ended
	December 31, 2019	December 31, 2018
Patient management services	$293,528,000	$271,966,000
Network solutions services	151,672,000	172,690,000
Total services	$445,200,000	$444,656,000

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

	December 31, 2019	March 31, 2019
Billed receivables	$51,020,000	$58,410,000
Allowance for doubtful accounts	(2,333,000)	(5,508,000)
Contract assets	17,500,000	18,434,000
Accounts receivable, net	$66,187,000	$71,336,000

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

The table below presents the deferred revenues balance and the significant activity affecting deferred revenues during the nine months ended December 31, 2019:

December 31, 2019
Beginning balance at April 1, 2019 (Note 9)	$16,900,000
Additions	21,645,000
Revenue recognized from beginning of period	(13,755,000)
Revenue recognized from additions	(7,957,000)
Ending balance at December 31, 2019 (Note 9)	$16,833,000

Remaining Performance Obligations

As of December 31, 2019, the Company had $50.8 million of remaining performance obligations related to claims and non-claims services for which the price is fixed. Remaining performance obligations consist of deferred revenues as well as certain unbilled receivables that are considered contract assets. The Company expects to recognize approximately 61% of its remaining performance obligations as revenues within one year and the remaining balance thereafter. See the discussion below regarding the practical expedients elected for the disclosure of remaining performance obligations.

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

Note 3 — Stock-Based Compensation and Stock Options

Under the Company’s Restated Omnibus Incentive Plan (formerly the Restated 1988 Executive Stock Option Plan) (“the Plan”) as in effect at December 31, 2019, options exercisable for up to 19,865,000 shares of the Company’s common stock may be granted over the life of the Plan to key employees, non-employee directors, and consultants at exercise prices not less than the fair market value of the stock on the date of grant. Options granted under the Plan are non-statutory stock options and generally vest 25% one year from the date of grant with the remaining 75% vesting ratably each month for the next 36 months. The options granted to employees and the Company’s Board of Directors expire at the end of five years and ten years from the date of grant, respectively.  All options granted in the nine months ended December 31, 2019 and 2018 were granted with an exercise price equal to the fair value of the Company’s common stock on the grant date and are non-statutory stock options.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model with the assumptions included in the table below. The Company uses historical data, among other factors, to estimate the expected volatility, the expected dividend yield and the expected option life. The Company accounts for forfeitures as they occur, rather than estimating expected forfeitures.  The risk-free rate is based on the interest rate paid on a U.S. Treasury issue with a term similar to the estimated life of the option.  The following assumptions were used to estimate the fair value of options granted during the three months ended December 31, 2019 and 2018 using the Black-Scholes option-pricing model:

	Three Months Ended
	December 31, 2019	December 31, 2018
Risk-free interest rate	1.66%	2.96%
Expected volatility	31%	36%
Expected dividend yield	0.00%	0.00%
Expected weighted average life of option in years	4.5 years	4.5 years

For the three months ended December 31, 2019 and 2018, the Company recorded share-based compensation expense of $1,143,000 and $1,023,000, respectively. For the nine months ended December 31, 2019 and 2018, the Company recorded share-based compensation expense of $3,566,000 and $3,110,000. The table below shows the amounts recognized in the unaudited consolidated financial statements for stock compensation expense for time-based options and performance-based options during the three and nine months ended December 31, 2019 and 2018, respectively.

	Three Months Ended
	December 31, 2019	December 31, 2018
Cost of revenues	$529,000	$465,000
General and administrative	614,000	558,000
Total cost of stock-based compensation included in income before income tax provision	1,143,000	1,023,000
Amount of income tax benefit recognized	(271,000)	(246,000)
Amount charged against net income	$872,000	$777,000
Effect on basic earnings per share	$(0.05)	$(0.04)
Effect on diluted earnings per share	$(0.05)	$(0.04)

	Nine Months Ended
	December 31, 2019	December 31, 2018
Cost of revenues	$1,531,000	$1,342,000
General and administrative	2,035,000	1,768,000
Total cost of stock-based compensation included in income before income tax provision	3,566,000	3,110,000
Amount of income tax benefit recognized	(797,000)	(746,000)
Amount charged against net income	$2,769,000	$2,364,000
Effect on basic earnings per share	$(0.15)	$(0.13)
Effect on diluted earnings per share	$(0.15)	$(0.12)

The following table summarizes information for all stock options for the three and nine months ended December 31, 2019 and 2018:

	Three Months Ended December 31, 2019		Three Months Ended December 31, 2018
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning	990,064	$49.84	1,053,307	$41.81
Options granted	144,650	77.93	145,150	59.32
Options exercised	(28,225)	44.28	(76,122)	41.73
Options cancelled/forfeited	(6,975)	48.55	(808)	40.37
Options outstanding, ending	1,099,514	$53.66	1,121,527	$44.08

	Nine Months Ended December 31, 2019		Nine Months Ended December 31, 2018
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning	1,058,411	$45.17	1,064,439	$39.45
Options granted	242,125	78.43	261,750	56.72
Options exercised	(185,173)	37.67	(197,230)	35.94
Options cancelled/forfeited	(15,849)	52.13	(7,432)	44.51
Options outstanding, ending	1,099,514	$53.66	1,121,527	$44.08

The following table summarizes the status of stock options outstanding and exercisable at December 31, 2019:

Range of Exercise Price	Number of Outstanding Options	Weighted Average Remaining Contractual Life	Outstanding Options – Weighted Average Exercise Price	Exercisable Options – Number of Exercisable Options	Exercisable Options – Weighted Average Exercise Price
$20.08 to $43.32	298,294	2.28	$31.58	230,010	$30.74
$43.33 to $57.75	391,449	3.19	52.58	146,627	50.72
$57.76 to $77.93	359,321	4.29	68.42	5,009	59.32
$77.94 to $87.49	50,450	6.09	87.49	—	—
Total	1,099,514	3.44	$53.66	381,646	$38.79

The following table summarizes the status of all outstanding options at December 31, 2019, and changes during the three months then ended:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value as of December 31, 2019
Options outstanding at October 1, 2019	990,064	$49.84
Granted	144,650	77.93
Exercised	(28,225)	44.28
Cancelled – forfeited	(5,811)	53.70
Cancelled – expired	(1,164)	40.97
Ending outstanding	1,099,514	$53.66	3.44	$37,059,875
Ending vested and expected to vest	975,502	$42.79	3.04	$34,585,792
Ending exercisable at December 31, 2019	381,646	$38.79	2.63	$18,536,176

The weighted-average grant-date fair value of options granted during the three months ended December 31, 2019 and 2018, was $22.23 and $20.44, respectively.

Included in the above-noted stock option grants and stock compensation expense are performance-based stock options that vest only upon the Company’s achievement of certain earnings per share targets on a calendar year basis, as determined by the Company’s Board of Directors.  These options were valued in the same manner as the time-based options. However, the Company only recognizes stock compensation expense to the extent that the targets are determined to be probable of being achieved, which triggers the vesting of the performance options.  The Company recognized $400,000 and $360,000 of stock compensation expense for the three months ended December 31, 2019 and 2018, respectively, for performance-based stock options.  The Company recognized $1,413,000 and $1,201,000 of stock compensation expense for the nine months ended December 31, 2019 and 2018, respectively, for performance-based options.

Note 4 — Treasury Stock

The Company’s Board of Directors approved the commencement of a stock repurchase program in the fall of 1996.  In February 2019, the Company’s Board of Directors approved a 1,000,000 share expansion to the Company’s existing stock repurchase program, increasing the total number of shares of the Company’s common stock approved for repurchase over the life of the program to 37,000,000 shares.  Since the commencement of the stock repurchase program, the Company has spent $514 million on the repurchase of 36,052,141 shares of its common stock, equal to 67% of the outstanding common stock had there been no repurchases.  The average price of these repurchases was $14.25 per share. These repurchases were funded primarily by the net earnings of the Company, along with proceeds from the exercise of common stock options.  During the three and nine months ended December 31, 2019, the Company repurchased 240,026 shares of its common stock for $19.2 million at an average price of $79.98 per share and 588,903 shares of its common stock for $47.5 million at an average price of $82.66 per share, respectively.  The Company had 18,152,615 shares of common stock outstanding as of December 31, 2019, net of the 36,052,141 shares in treasury.   During the period subsequent to the quarter ended December 31, 2019, the Company repurchased 71,102 shares of its common stock for $6,599,000 at an average price of $92.80 per share under the Company’s stock repurchase program.

Note 5 — Weighted Average Shares and Net Income Per Share

Basic weighted average common shares outstanding decreased to 18,253,000 for the quarter ended December 31, 2019 from 18,758,000 for the quarter ended December 31, 2018.  Diluted weighted average common and common equivalent shares outstanding decreased to 18,526,000 for the quarter ended December 31, 2019 from 18,984,000 for the quarter ended December 31, 2018.  Basic weighted average common shares outstanding decreased to 18,410,000 for the nine months ended December 31, 2019 from 18,852,000 for the nine months ended December 31, 2018.  Diluted weighted average common and common equivalent shares outstanding decreased to 18,695,000 for the nine months ended December 31, 2019 from 19,058,000 for the nine months ended December 31, 2018.

Net income per common and common equivalent share was computed by dividing net income by the weighted average number of common and common share equivalents outstanding during the period.  The following table sets forth the calculations of the basic and diluted weighted average common shares for the three and nine months ended December 31, 2019 and 2018:

	Three Months Ended December 31,
	2019	2018
Net Income	$9,352,000	$10,298,000
Basic:
Weighted average common shares outstanding	18,253,000	18,758,000
Net Income per share	$0.51	$0.55
Diluted:
Weighted average common shares outstanding	18,253,000	18,758,000
Treasury stock impact of stock options	273,000	226,000
Total common and common equivalent shares	18,526,000	18,984,000
Net Income per share	$0.50	$0.54

	Nine Months Ended December 31,
	2019	2018
Net Income	$35,630,000	$34,865,000
Basic:
Weighted average common shares outstanding	18,410,000	18,852,000
Net Income per share	$1.94	$1.85
Diluted:
Weighted average common shares outstanding	18,410,000	18,852,000
Treasury stock impact of stock options	285,000	206,000
Total common and common equivalent shares	18,695,000	19,058,000
Net Income per share	$1.91	$1.83

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

Note 7 — Line of Credit

The Company’s revolving credit facility expired in September 2019, and the Company chose not to renew its line of credit agreement with a financial institution.

Note 8 — Contingencies and Legal Proceedings

The Company is involved in litigation arising in the ordinary course of business. Management believes that resolution of these matters will not result in any payment that, individually or in the aggregate, would be material to the consolidated financial position or results of operations of the Company.

Note 9 — Accounts and Taxes Payable and Accrued Liabilities

The following table sets forth accounts payable, income taxes payable, and accrued liabilities at December 31, 2019 and March 31, 2019:

	December 31, 2019	March 31, 2019
Accounts payable	$17,412,000	$9,925,000
Income taxes payable and uncertain tax positions	3,247,000	1,553,000
Total accounts and taxes payable	$20,659,000	$11,478,000

	December 31, 2019	March 31, 2019
Payroll, payroll taxes and employee benefits	$26,315,000	$23,647,000
Customer deposits	45,952,000	45,268,000
Accrued professional service fees	5,986,000	8,377,000
Self-insurance accruals	3,428,000	3,523,000
Deferred revenue	16,833,000	16,900,000
Operating lease liabilities	13,259,000	5,708,000
Other	3,293,000	2,018,000
Total accrued liabilities	$115,066,000	$105,441,000

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

The components of lease expense are as follows:

	Three Months Ended	Nine Months Ended
	December 31, 2019	December 31, 2019
Operating lease expense	$3,832,000	$11,270,000
Short-term lease expense	131,000	182,000
Variable lease expense	36,000	82,000
	$3,999,000	$11,534,000

The following table presents the lease related assets and liabilities recorded on the Company’s consolidated balance sheets related to its operating leases:

December 31, 2019
Right-of-use asset, net	$93,541,000
Short-term lease liability	$13,259,000
Long-term lease liability	87,587,000
Total lease liabilities	$100,846,000
Weighted average remaining lease term	8.47 years
Weighted average discount rate	4.0%

Supplemental cash flow information related to operating leases for the nine months ended December 31, 2019 were as follows:

Cash paid for amounts included in the measurement of operating lease liabilities	$11,270,000
Operating lease liabilities arising from obtaining ROU assets	$110,441,000
Reductions to ROU assets resulting from reductions to operating lease liabilities	$8,254,000

As of December 31, 2019, maturities of operating lease liabilities for each of the next five years and thereafter are as follows:

2020	$3,734,000
2021	14,922,000
2022	14,230,000
2023	14,307,000
2024	12,869,000
Thereafter	60,223,000
Total lease payments	120,285,000
Less interest	(19,439,000)
Total lease liabilities	$100,846,000

As of December 31, 2019, the Company has approximately $4.6 million of additional operating lease commitments that have not yet commenced.  These leases commence in 2020 and have lease terms between 2 years and 11 years.

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

Overview

CorVel Corporation is an independent nationwide provider of medical cost containment and managed care services designed to address the escalating medical costs of workers’ compensation benefits, mobile insurance claims, and group health insurance benefits. The Company’s services are provided to insurance companies, third party administrators, or TPA’s, governmental entities, and self-administered employers to assist them in managing the medical costs and monitoring the quality of care associated with healthcare claims.  In November 2019, the Bureau of Labor Statistics reported the occupational injury and illness incidence rate for 2018 remained unchanged from the prior year. This is the first year since 2012 that the rate did not decline.

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

Summary of Quarterly Results

The Company’s revenues increased to $148.1 million in the quarter ended December 31, 2019 from $146.1 million in the quarter ended December 31, 2018, an increase of $2.0 million, or 1.4%.  This slight increase was due to an increase in patient management services, which was offset by a decrease in network solutions services.

Cost of revenues increased to $118.8 million in the quarter ended December 31, 2019 from $116.7 million in the quarter ended December 31, 2018, an increase of $2.1 million, or 1.8%.   This increase was primarily due to the increase of 1.4% in revenue mentioned above, in connection with which there was an increase in salaries resulting from an increase in field operations’ headcount.

General and administrative expense increased to $17.0 million in the quarter ended December 31, 2019 from $15.8 million in the quarter ended December 31, 2018, an increase of $1.2 million, or 7.6%.  This increase was primarily due to an increase in legal costs.

Income tax expense decreased to $2.9 million in the quarter ended December 31, 2019 from $3.3 million in the quarter ended December 31, 2018, a decrease of $0.4 million, or 10.8%.  Income before income tax provision decreased to $12.3 million in the quarter ended December 31, 2019 from $13.6 million in the quarter ended December 31, 2018, a decrease of $1.3 million, or 9.6%.  The effective tax rate was 23.7% for the quarter ended December 31, 2019 compared to 24.0% in the quarter ended December 31, 2018.

Weighted diluted shares decreased to 18.5 million shares in the quarter ended December 31, 2019 from 19.0 million shares in the quarter ended December 31, 2018, a decrease of 458,000 shares, or 2.4%, due to the weighted impact of options exercised partially offset by the weighted impact of shares repurchased.

Diluted earnings per share decreased to $0.50 per share in the quarter ended December 31, 2019 from $0.54 per share in the quarter ended December 31, 2018, a decrease of $0.04 per share, or 7.4%. The decrease in diluted earnings per share was primarily due to a decrease in net income, which was slightly offset by a decrease in weighted diluted shares.

Results of Operations for the three months ended December 31, 2019 and 2018

The Company derives its revenues from providing patient management and network solutions services to payors of workers’ compensation benefits, automobile insurance claims, and group health insurance benefits. The percentages of total revenues attributable to patient management and network solutions services for the quarters ended December 31, 2019 and 2018 are as follows:

	December 31, 2019	December 31, 2018
Patient management services	66.4%	63.1%
Network solutions services	33.6%	36.9%

The following table sets forth, for the periods indicated, the dollar amounts, dollar and percent changes, share changes, and the percentage of revenues represented by certain items reflected in the Company’s unaudited consolidated income statements for the three months ended December 31, 2019 and 2018. The Company’s past operating results are not necessarily indicative of future operating results.

	Three Months Ended	Three Months Ended		Percentage
	December 31, 2019	December 31, 2018	Change	Change
Revenue	$148,092,000	$146,082,000	$2,010,000	1.4%
Cost of revenues	118,839,000	116,728,000	2,111,000	1.8%
Gross profit	29,253,000	29,354,000	(101,000)	(0.3%)
Gross profit as percentage of revenue	19.8%	20.1%
General and administrative	17,000,000	15,803,000	1,197,000	7.6%
General and administrative as percentage of revenue	11.5%	10.8%
Income before income tax provision	12,253,000	13,551,000	(1,298,000)	(9.6%)
Income before income tax provision as percentage of revenue	8.3%	9.3%
Income tax provision	2,901,000	3,253,000	(352,000)	(10.8%)
Net income	$9,352,000	$10,298,000	$(946,000)	(9.2%)
Weighted Shares
Basic	18,253,000	18,758,000	(505,000)	(2.7%)
Diluted	18,526,000	18,984,000	(458,000)	(2.4%)
Earnings Per Share
Basic	$0.51	$0.55	$(0.04)	(7.3%)
Diluted	$0.50	$0.54	$(0.04)	(7.4%)

Revenues

Change in revenue to the quarter ended December 31, 2019 from the quarter ended December 31, 2018

Revenues increased to $148.1 million in the quarter ended December 31, 2019 from $146.1 million in the quarter ended December 31, 2018, an increase of $2.0 million, or 1.4%.  The increase in revenues was due to an increase in patient management services revenues, which increased to $98.3 million from $92.1 million, an increase of 6.7%. Patient management services increased to 66.4% of total revenue in the quarter ended December 31, 2019, from 63.1% in the comparable prior year quarter, due to higher revenue from the Company’s TPA and related services.  This increase in patient management services revenues was offset by a decrease in network services revenues, which decreased to $50.0 million from $54.0 million, a decrease of 7.8%.  The decrease was due to an 11.1% decrease in the number of pharmacy services bills the Company reviewed during the quarter ended December 31, 2019.   Additionally, revenue increases were recognized in enhanced bill review programs services.

Cost of Revenues

The Company’s cost of revenues consists of direct expenses, costs directly attributable to the generation of revenue, and indirect costs which are incurred to support the operations in the field offices which generate the revenue. Direct expenses primarily include (i) case manager and bill review analyst salaries, along with related payroll taxes and fringe benefits, and (ii) costs associated with independent medical examinations (known as IME), prescription drugs, and MRI providers. Most of the Company’s revenues are generated in offices which provide both patient management services and network solutions services. The largest of the field indirect costs are (i) manager salaries and bonuses, (ii) account executive base pay and commissions, (iii) salaries of administrative and clerical support, field systems personnel and PPO network developers, along with related payroll taxes and fringe benefits, and (iv) office rent. Approximately 39% of the costs incurred in the field are considered field indirect costs, which support both the patient management services and network solutions operations of the Company’s field operations.

Change in cost of revenues to the quarter ended December 31, 2019 from the quarter ended December 31, 2018

Cost of revenues increased to $118.8 million in the quarter ended December 31, 2019 from $116.7 million in the quarter ended December 31, 2018, an increase of $2.1 million, or 1.8%. The increase in cost of revenues was primarily due to the increase in total revenues of 1.4%, in connection with which there was an increase in salaries resulting from an increase in field operations’ headcount.

General and Administrative Expense

For the quarter ended December 31, 2019, general and administrative expense consisted of approximately 52% of corporate systems costs, which include corporate systems support, implementation and training, rules engine development, national information technology (“IT”) strategy and planning, depreciation of hardware costs in the Company’s corporate offices and backup data center, the Company’s nationwide area network, and other systems related costs. The Company includes all IT-related costs managed by the corporate office in general and administrative expense whereas the field IT-related costs are included in the cost of revenues.  The remaining general and administrative costs consist of national marketing, national sales support, corporate legal, corporate insurance, human resources, accounting, product management, new business development, and other general corporate expenses.

Change in general and administrative expense to the quarter ended December 31, 2019 from the quarter ended December 31, 2018

General and administrative expense increased to $17.0 million in the quarter ended December 31, 2019 from $15.8 million in the quarter ended December 31, 2018, an increase of $1.2 million, or 7.6%. This increase was primarily due to an increase in legal costs.

Income Tax Provision

Change in income tax expense to the quarter ended December 31, 2019 from the quarter ended December 31, 2018

Income tax expense decreased to $2.9 million in the quarter ended December 31, 2019 from $3.3 million in the quarter ended December 31, 2018, a decrease of $0.4 million, or 10.8%. Income before income tax provision decreased to $12.3 million in the quarter ended December 31, 2019 from $13.6 million in the quarter ended December 31, 2018, a decrease of $1.3 million, or 9.6%.  The effective tax rate was 23.7% for the quarter ended December 31, 2019 compared to 24.0% in the quarter ended December 31, 2018.

Results of Operations for the nine months ended December 31, 2019 and 2018

The following table sets forth, for the periods indicated, the dollar amounts, dollar and percent changes, share changes, and the percentage of revenues represented by certain items reflected in the Company’s consolidated income statements for the nine months ended December 31, 2019 and 2018.  The Company’s past operating results are not necessarily indicative of future operating results.

	Nine Months Ended	Nine Months Ended		Percentage
	December 31, 2019	December 31, 2018	Change	Change
Revenue	$445,200,000	$444,656,000	$544,000	0.1%
Cost of revenues	350,024,000	352,459,000	(2,435,000)	(0.7%)
Gross profit	95,176,000	92,197,000	2,979,000	3.2%
Gross profit as percentage of revenue	21.4%	20.7%
General and administrative	49,290,000	46,834,000	2,456,000	5.2%
General and administrative as percentage of revenue	11.1%	10.5%
Income before income tax provision	45,886,000	45,363,000	523,000	1.2%
Income before income tax provision as percentage of revenue	10.3%	10.2%
Income tax provision	10,256,000	10,498,000	(242,000)	(2.3%)
Net income	$35,630,000	$34,865,000	$765,000	2.2%
Weighted Shares
Basic	18,410,000	18,852,000	(442,000)	(2.3%)
Diluted	18,695,000	19,058,000	(363,000)	(1.9%)
Earnings Per Share
Basic	$1.94	$1.85	$0.09	4.9%
Diluted	$1.91	$1.83	$0.08	4.4%

Revenues

Change in revenues to the nine months ended December 31, 2019 from the nine months ended December 31, 2018

Revenues increased to $445.2 million for the nine months ended December 31, 2019 from $444.7 million for the nine months ended December 31, 2018, an increase of $0.5 million, or 0.1%. The increase in revenues was due to an increase in patient management services revenues, which increased to $293.5 million from $272.0 million, an increase of 7.9%.  This increase in patient management services revenues was offset by a decrease in network solutions services revenues, which decreased to $151.7 million from $172.7 million, a decrease of 12.2%.  The decrease was due to a 7.7% decrease in the number of pharmacy services bills the Company reviewed during the nine months ended December 31, 2019.  Additionally, revenue increases were recognized in enhanced bill review programs services.

Cost of Revenues

Change in cost of revenues to the nine months ended December 31, 2019 from the nine months ended December 31, 2018

Cost of revenues decreased to $350.0 million in the nine months ended December 31, 2019 from $352.5 million in the nine months ended December 31, 2018, a decrease of $2.4 million, or 0.7%.  The decrease in cost of revenues was primarily due to a decrease in pharmacy services costs related to a decrease in pharmacy services revenues, which was offset by an increase in salaries due to an increase in headcount.

General and Administrative Expense

Change in general and administrative expense to the nine months ended December 31, 2019 from the nine months ended December 31, 2018

General and administrative expense increased to $49.3 million in the nine months ended December 31, 2019 from $46.8 million in the nine months ended December 31, 2018, an increase of $2.5 million, or 5.2%.  The increase in general and administrative expense was primarily due to an increase in legal and corporate systems costs.

Income Tax Provision

Change in income tax expense to the nine months ended December 31, 2019 from the nine months ended December 31, 2018

Income tax expense decreased to $10.3 million for the nine months ended December 31, 2019 from $10.5 million for the nine months ended December 31, 2018, a decrease of $0.2 million, or 2.3%.  Income before income tax provision increased to $45.9 million in the nine months ended December 31, 2019 from $45.4 million in the nine ended December 31, 2018, an increase of $0.5 million, or 1.2%.  The income tax expense as a percentage of income before income taxes, also known as the effective tax rate, was 22.4% for the nine months ended December 31, 2019 and 23.1% for the nine months ended December 31, 2018.

Liquidity and Capital Resources

The Company has historically funded its operations and capital expenditures primarily from cash flow from operations, and to a lesser extent, proceeds from stock option exercises. Working capital decreased to $74.8 million as of December 31, 2019 from $98.6 million as of March 31, 2019, a decrease of $23.7 million primarily due to an increase in payables related to a software licenses contract for $5.7 million and an increase in accrued liabilities. Cash and cash equivalents decreased to $89.6 million as of December 31, 2019 from $91.7 million as of March 31, 2019, a decrease of $2.1 million. This is primarily due to an increase in cash used to repurchase shares of the Company’s common stock, partially offset by proceeds from stock options exercised and an increase in income before income tax provision.

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

As of December 31, 2019, the Company had $89.6 million in cash and cash equivalents, invested primarily in short-term, interest-bearing, highly liquid investment-grade securities with maturities of 90 days or less.

The Company’s revolving credit facility expired in September 2019, and the Company chose not to renew its line of credit agreement with a financial institution.

The Company believes that the cash balance at December 31, 2019, along with anticipated internally generated funds, will be sufficient to meet the Company’s expected cash requirements for at least the next twelve months.

Operating Activities

Nine months ended December 31, 2019 compared to nine months ended December 31, 2018

Net cash provided by operating activities decreased to $66.3 million in the nine months ended December 31, 2019 from $67.9 million in the nine months ended December 31, 2018, a decrease of $1.6 million. The decrease in cash flow from operating activities was primarily due to a change in payroll processes during fiscal year 2019 where the Company changed from semi-monthly to bi-weekly payroll, causing an increase to payroll related accruals in the prior year. This decrease was offset by an increase in net income.

Investing Activities

Nine months ended December 31, 2019 compared to nine months ended December 31, 2018

Net cash flow used in investing activities increased to $27.7 million in the nine months ended December 31, 2019 from $10.3 million in the nine months ended December 31, 2018, an increase of $17.4 million.  Capital purchases were $27.7 million for the nine months ended December 31, 2019 and $10.3 million for the nine months ended December 31, 2018.  The increase in capital purchases is primarily due to construction on the building the Company purchased in the greater Portland metropolitan area during fiscal 2018, which was put into service during the quarter ended December 31, 2019.

Financing Activities

Nine months ended December 31, 2019 compared to nine months ended December 31, 2018

Net cash flow used in financing activities increased to $40.6 million for the nine months ended December 31, 2019 from $16.9 million for the nine months ended December 31, 2018, an increase of $23.8 million. The increase in net cash used in financing activities was primarily due to an increase in spending on share repurchases to $47.5 million from $22.6 million over the same periods, which was offset by a $1.2 million increase in stock option exercises.

Contractual Obligations

The following table summarizes the Company’s contractual obligations outstanding as of December 31, 2019:

	Payments Due by Period
		Within One	Between One and	Between Three and	More than
	Total	Year	Three Years	Five Years	Five Years
Operating leases	$92,027,000	$3,548,000	$28,818,000	$28,173,000	$31,488,000
Software licenses	3,790,000	1,895,000	1,895,000	—	—
Total	$95,817,000	$5,443,000	$30,713,000	$28,173,000	$31,488,000

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

Recent Accounting Standards Update

In June 2016, the FASB issued ASU 2016-13 regarding ASC Topic 326, “Measurement of Credit Losses on Financial Instruments”. The pronouncement changes the impairment model for most financial assets and will require the use of an "expected loss" model for instruments measured at amortized cost. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. Subsequently, the FASB issued an amendment to clarify the implementation dates and items that fall within the scope of this pronouncement. This standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  We are still evaluating the impact this guidance will have on our consolidated financial statements.

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

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes”. The pronouncement simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC Topic 740, “Income Taxes”. The pronouncement also improves consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This standard is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. We are still evaluating the impact this guidance will have on our consolidated financial statements.

Guidance Adopted

In February 2016, the FASB issued ASU No. 2016-02, “Leases”, which sets out the principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for using an approach that is similar to the existing guidance for operating leases.  The standard is to be applied using a modified retrospective transition method. The Company has adopted this standard as of April 1, 2019.  The adoption of this standard did not have a material impact on retained earnings on the consolidated balance sheet and did not have a material impact on the consolidated statements of income. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed the Company to carry forward the historical assessments of whether contracts are or contain leases, lease classification, and initial direct costs. The Company implemented internal controls and key system functionality to enable the preparation of financial information on adoption.  Refer to Note 10 of the accompanying consolidated financial statements for a description of the impact of this adopted guidance.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2019, the Company held no market risk sensitive instruments for trading purposes, and the Company did not employ any derivative financial instruments, other financial instruments, or derivative commodity instruments to hedge any market risk. The Company had no debt outstanding as of December 31, 2019, and therefore, had no market risk related to debt.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2019, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting  (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Matters relating to the Tax Cuts and Jobs Act, including future changes in tax laws, rules and regulations, disagreements with taxing authorities and imposition of new taxes, could adversely affect our results of operations and financial condition

On December 22, 2017, the Tax Cuts and Jobs Act was enacted into law. Among numerous provisions included in the new law was the reduction of the corporate federal income tax rate from 35% to 21% effective January 1, 2018. As a result of this federal income tax rate change, during the quarter ended December 31, 2019, we reported an effective tax rate of 23.7%. However, we continue to analyze and assess the impact of the Tax Cuts and Jobs Act and believe that its impact on our business may not be fully known for some time. The final impact may differ, possibly materially, due to, among other things, changes in interpretations, assumptions made by us, the issuance of federal tax regulations and guidance, and actions we may take as a result of the Tax Cuts and Jobs Act. Depending on the final impact, our effective combined federal and state tax rate could be higher for the fiscal year ending March 31, 2020.  In the absence of guidance on various uncertainties and ambiguities in the application of certain provisions of the Tax Cuts and Jobs Act, we are using what we believe are reasonable interpretations and assumptions in applying the Tax Cuts and Jobs Act, but it is possible that the U.S. Department of Treasury could issue subsequent rules and regulations, or the Internal Revenue Service could issue subsequent guidance or take positions on audit, that differ from our prior interpretations and assumptions, which could have a material adverse effect on our cash, tax assets and liabilities, results of operations, and financial condition.

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

We rely largely on our own security systems, confidentiality procedures, and employee nondisclosure agreements to maintain the privacy and security of CorVel’s and our customers’ proprietary information. Accidental or willful security breaches or other unauthorized access by third parties to our information systems, the existence of computer viruses in our data or software, and misappropriation of our proprietary information could expose us to a risk of information loss, litigation, and other possible liabilities which may have a material adverse effect on our business, financial condition, and results of operations. If security measures are breached because of third-party action, employee error, malfeasance, or otherwise, or if design flaws in our software are exposed and exploited, and, as a result, a third party obtains unauthorized access to any customer data, our relationships with our customers and our reputation will be damaged, our business may suffer, and we could incur significant liability. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures.

Exposure to possible litigation and legal liability may adversely affect our business, financial condition, and results of operations.

We, through our utilization management services, make recommendations concerning the appropriateness of providers’ medical treatment plans for patients throughout the country, and as a result, could be exposed to claims for adverse medical consequences. We do not grant or deny claims for payment of benefits and we do not believe that we engage in the practice of medicine or the delivery of medical services. There can be no assurance, however, that we will not be subject to claims or litigation related to the authorization or denial of claims for payment of benefits or allegations that we engage in the practice of medicine or the delivery of medical services.

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

The cost of our current employees’ medical and other benefits substantially affects our profitability. In the past, we have occasionally experienced significant increases in these costs as a result of macro-economic factors beyond our control, including increases in healthcare costs.  There can be no assurance that we will succeed in limiting future cost increases, and continued upward pressure in these costs could materially reduce our profitability.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the period covered by this report. The following table sets forth the repurchases of the Company’s common stock made by or on behalf of the Company in open-market transactions for the quarter ended December 31, 2019 pursuant to its publicly announced stock repurchase plan.

			Total Number of
			Shares Purchased	Maximum Number
			as Part of Publicly	of Shares that may
	Total Number of	Average Price Paid	Announced	yet be Purchased
Period	Shares Purchased	Per Share	Program	Under the Program
October 1 to October 31, 2019	88,335	$78.07	88,335	1,099,550
November 1 to November 30, 2019	76,141	$78.76	76,141	1,023,409
December 1 to December 31, 2019	75,550	$83.35	75,550	947,859
Total	240,026	$79.95	240,026	947,859

In 1996, the Company’s Board of Directors authorized a stock repurchase program for up to 100,000 shares of the Company’s common stock. The Company’s Board of Directors has periodically increased the number of shares authorized for repurchase under the repurchase program.  In February 2019, the Company’s Board of Directors increased the number of shares of common stock authorized to be repurchased over the life of the program by 1,000,000 shares of common stock to 37,000,000 shares of common stock. There is no expiration date for the repurchase program.  As of December 31, 2019, the Company had repurchased 36,052,141 shares of its common stock over the life of the program.

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

10.1

Stock Option Agreement granted November 5, 2019 by and between CorVel Corporation and Michael G. Combs, providing for performance vesting.  Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on December 31, 2019.

10.2

Stock Option Agreement granted November 5, 2019 by and between CorVel Corporation and Brandon T. O’Brien, providing for performance vesting.  Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed on December 31, 2019.

10.3

Stock Option Agreement granted November 5, 2019 by and between CorVel Corporation and Diane J. Blaha, providing for performance vesting.  Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K/A filed on December 31, 2019.

10.4

Stock Option Agreement granted November 5, 2019 by and between CorVel Corporation and Michael D. Saverien, providing for performance vesting.  Incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K/A filed on December 31, 2019.

10.5

Stock Option Agreement granted November 5, 2019 by and between CorVel Corporation and Maxim Shishin, providing for performance vesting.  Incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K/A filed on December 31, 2019.

10.6

Stock Option Agreement granted November 5, 2019 by and between CorVel Corporation and Jennifer L. Yoss, providing for performance vesting.  Incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K/A filed on December 31, 2019.

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

101.0

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2019, and March 31, 2019; (ii) Consolidated Income Statements for the three and nine months ended December 31, 2019 and 2018; (iii) Consolidated Statements of Stockholders’ Equity for the three and nine months ended December 31, 2019 and 2018; (iv) Consolidated Statements of Cash Flows for the nine months ended December 31, 2019 and 2018; and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CORVEL CORPORATION

By:	/s/ Michael G. Combs
Michael G. Combs, Chief Executive Officer and President

By:	/s/ Brandon T. O’Brien
Brandon T. O’Brien,
Chief Financial Officer (Principal Financial Officer)

February 7, 2020