Form 10-K
period 2020-03-31
CORVEL CORP
filed 2020-06-10
CIK 874866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number 0-19291

CorVel Corporation

(Exact name of registrant as specified in its charter)

Delaware	33-0282651
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1920 Main Street, Suite 900 Irvine, California	92614
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (949) 851-1473

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.0001 Per Share	CRVL	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☐  NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  YES ☐  NO ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Small reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

As of September 30, 2019, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was approximately $710,500,000 based on the closing price per share of $75.70 for the registrant’s common stock as reported on the Nasdaq Global Select Market on such date multiplied by 9,385,733 shares (total outstanding shares of 18,364,416 less 8,978,683 shares held by affiliates) of the registrant’s common stock which were outstanding on such date.  For the purposes of the foregoing calculation only, all of registrant’s directors, executive officers and persons known to the registrant to hold ten percent or greater of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of registrant’s Common Stock outstanding as of June 8, 2020 was 18,006,239.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Items 10 through 14 of Part III of this Form 10-K, to the extent not set forth herein, is incorporated herein by reference to portions of the registrant’s definitive proxy statement for the registrant’s 2020 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended March 31, 2020.  Except with respect to the information specifically incorporated by reference in this Form 10-K, the registrant’s definitive proxy statement is not deemed to be filed as a part of this Form 10-K.

CORVEL CORPORATION

2020 FORM 10-K ANNUAL REPORT

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, but not limited to, the statements about our plans, strategies and prospects in Part I, Item 1, “Business”, Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this annual report.  Words such as “expects”, “anticipates”, “intends”, “plans”, “predicts”, “believes”, “seeks”, “estimates”, “potential”, “continue”, “strive”, “ongoing”, “may”, “will”, “would”, “could”, and “should”, and variations of these words or similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on management’s current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by management, and we can give no assurance that we will achieve our plans, intentions or expectations. Certain important factors could cause actual results to differ materially from the forward-looking statements we make in this annual report. Representative examples of these factors include (without limitation):

•	The impact of global pandemics, such as COVID-19;
•	General industry and economic conditions, including a decreasing number of national claims due to decreasing number of injured workers;
•	Competition from other managed care companies;
•	The Company’s ability to renew and/or maintain contracts with its customers on favorable terms or at all;
•	The ability to expand certain areas of the Company’s business;
•	The impact of possible cybersecurity incidents;
•	Cost of capital and capital requirements;
•	Changes in interpretations or applications of the Tax Cuts and Jobs Act through regulations and guidance that may be issued by the U.S. Department of Treasury;
•	Possible litigation and legal liability in the course of operations, and the Company’s ability to settle or otherwise resolve such litigation;
•	Increases in operating expenses, including employee wages, benefits and medical inflation;
•	Changes in regulations affecting the workers’ compensation, insurance and healthcare industries in general;
•	Governmental and public policy changes, including, but not limited to, legislative and administrative law and rule implementation or change;
•	The ability of the Company to produce market-competitive software;
•	The ability to attract and retain key personnel;
•	Shifts in customer demands;
•	The availability of financing in the amounts, at the times, and on the terms necessary to support the Company’s future business;
•	The impact of recently issued accounting standards on the Company’s consolidated financial statements; and
•	Growth in the Company’s sale of third party administrator (“TPA”) services.

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

The Company was incorporated in Delaware in 1987, and its principal executive offices are located at 1920 Main Street, Suite 900, Irvine, California 92614. The Company’s telephone number is 949-851-1473.

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

FISCAL 2020 DEVELOPMENTS

Company Stock Repurchase Program

During fiscal 2020, the Company continued to repurchase shares of its common stock under a plan originally approved by the Company’s Board of Directors in 1996. During fiscal 2020, the Company spent $66 million to repurchase 822,353 shares of its common stock. Since commencing this program in the fall of 1996, the Company has repurchased 36,285,591 shares of its common stock through March 31, 2020, at a cost of $532 million. These repurchases were funded primarily from the Company’s operating cash flows.  On March 21, 2020, the Company temporarily suspended its stock repurchase program in order to provide the Company maximum flexibility to focus on serving its customers as it navigates through the COVID-19 pandemic. The Company has lifted this temporary suspension and expects to resume its stock repurchase program in the June 2020 quarter.

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

Network Solutions Services

CorVel offers a complete medical savings solution for all in-network and out-of-network medical bills including professional nurse review, true line item review, expert fee negotiations, specialty networks, PPO management, medical bill repricing, automated adjudication and electronic reimbursement. Each feature focuses on increasing processing efficiencies and maximizing savings opportunities.

Bill Review

Many states have adopted fee schedules, which regulate the maximum allowable fees payable under workers’ compensation for procedures performed by a variety of health treatment providers. Developed in 1989, CorVel’s proprietary bill review and claims management technology automates the review process to provide customers with a faster turnaround time, more efficient bill review and higher total savings. CorVel’s artificial intelligence engine includes over 112 million individual rules, which creates a comprehensive review process that is more efficient than traditional manual bill review processes.

Payors are able to review and approve bills online as well as access savings reports through an online portal, CareMC, which is discussed in further detail below. The process is paperless, due to scanning and electronic data interface (“EDI”), proving to be cost effective and efficient, which is discussed in further detail below. CorVel’s solutions are fully customizable and can be tailored to meet unique payor requirements.

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

CERiS®

CERiS, CorVel’s enhanced review program, performs a clinical review and comparative analysis of itemized billing statements against national and customer payment standards. The Company’s comprehensive forensic solution reviews charge utilization, appropriateness of charges, and billing behavior, to verify proper payment for claims. The services range from hospital itemization review to make sure the charges are correct, to repricing of claims using multi-variant methods, to code correction and negotiations for out of network claims.

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

SymbeoSM

We continue to leverage our Symbeo technologies, which include scanning, optical character recognition, and document management services. We continue to expand our existing office automation service line and all offices are selling scanning and document management. We have added scanning operations to most of the Company’s larger offices around the country, designating them “Capture Centers.” Our scanning service also offers a web interface (www.onlinedocumentcenter.com) providing immediate access to documents and data called the Online Document Center (known as ODC). Secure document review, approval, transaction workflow and archival storage are available at subscription-based pricing.

Additionally, Symbeo provides accounts payable automation that manages the entire accounts payable process.  Routing for coding and approvals are configured to customer specific workflows, which automatically routes each invoice to a specific review or approval status.

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

Virtual Care Platform

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

INDUSTRY, CUSTOMERS AND MARKETING

CorVel serves a diverse group of customers that include insurers, third party administrators, self-administered employers, government agencies, municipalities, state funds, and numerous other industries. CorVel is able to provide workers’ compensation services to virtually any size employer and in any state or region of the United States. No single customer of the Company represented more than 10% of revenues in fiscal 2020, 2019 or 2018. Many claims management decisions in workers’ compensation are the responsibility of the local claims office of national or regional insurers. The Company’s national branch office network enables the Company to market and offer its services at both a local and national account level. The Company has placed increasing emphasis on national account marketing. The sales and marketing activities of the Company are conducted primarily by account executives located in key geographic areas.

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

EMPLOYEES

As of March 31, 2020, CorVel had 3,824 employees, including nurses, therapists, counselors and other employees. No employees are represented by any collective bargaining unit. Management believes the Company’s relationship with its employees to be good.

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

Our results of operations have been adversely affected and could in the future be materially adversely affected by the COVID-19 coronavirus pandemic.

The global spread of the COVID-19 coronavirus has created significant volatility, uncertainty, unemployment and economic disruption. The extent to which the COVID-19 pandemic impacts our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including:

•	the duration and scope of the pandemic;
•	governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic;
•	the impact of the pandemic on economic activity and actions taken in response;
•	the effect on our customers and customer demand for our services and solutions, that could cause a reduction in revenue;
•	our ability to sell and provide our services and solutions, including as a result of travel restrictions and employees working from home and widespread unemployment;
•	the ability of our customers to pay for our services and solutions;
•	the impact on our third party vendors;
•	any closures of our and our customers’ offices and facilities, and
•	any restrictions on our ability to provide services at a claim site or the location of a claimant whether for purposes of evaluating the claim or delivering services.

The closure of offices or restrictions inhibiting our employees’ ability to travel or interact with claimants and access claim sites, has disrupted, and could in the future disrupt our ability to provide our services and solutions to our customers.  In addition, widespread unemployment has resulted in fewer doctor visits and fewer workers’ compensation and general liability claims.  This may result in, among other things, lower demand for our services, terminations of customer contracts, delay in our ability to perform services, an altering of the mix of services requested by customers and claimants, and other losses of revenue. Customers may also slow down decision making, delay planned work or seek to terminate existing agreements. Any of these events could cause or contribute to the risks and uncertainties enumerated in this report and could materially adversely affect our business, financial condition, results of operations and/or stock price.

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

We may be vulnerable to damage from severe weather conditions or natural disasters, including hurricanes, fires, floods, earthquakes, power loss, communications failures, and similar events, including the effects of pandemics, war or acts of terrorism.  If a disaster were to occur, our ability to operate our business could be seriously or completely impaired or destroyed. The insurance we maintain may not be adequate to cover our losses resulting from disasters or other business interruptions.

The rapid and widespread transmission of COVID-19 coronavirus beginning in late 2019 impacts us in significant ways. To mitigate the spread of the COVID-19 disease, we implemented travel restrictions and remote working arrangements for most of our employees in order to minimize physical contact. These measures might not fully mitigate COVID-19 risks to our workforce and we could experience unusual levels of absenteeism that might impair operations. The pandemic reduces demand for some products due to delays or cancellations of elective medical procedures, consumer self-isolation, widespread unemployment and business closures, among other reasons. The ongoing impacts of the pandemic might cause a prolonged general economic slowdown or recession in one or more markets, disruptions and volatility in global capital markets and other broad and adverse effects on the economy, business conditions, commercial activity and the healthcare industry. The pandemic might impact our business operation, financial position and results of operation in unpredictable ways that depend on highly-uncertain future developments, such as determining the effectiveness of current or future government actions to address the public health or economic impacts of the pandemic. Any of these risks might have a materially adverse effect on our business operations and our financial position or results of operations.

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

The markets for our network services and patient management services are fragmented and competitive. Our competitors include national managed care providers, preferred provider networks, smaller independent providers, and insurance companies. Companies that offer one or more workers’ compensation managed care services on a national basis are our primary competitors. We also compete with many smaller vendors who generally provide unbundled services on a local level, particularly companies with an established relationship with a local insurance company adjuster. In addition, several large workers’ compensation insurance carriers offer managed care services for their customers, either by performance of the services in-house or by outsourcing to organizations like ours. If these carriers increase their performance of these services in-house, our business may be adversely affected. In addition, consolidation in the industry may result in carriers performing more of such services in-house.

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

Cybersecurity breaches of any of the systems on which we rely may result from circumvention of security systems, denial-of-service attacks or other cyber-attacks, hacking, “phishing” attacks, computer viruses, ransomware, malware, employee or insider error, malfeasance, social engineering, physical breaches or other actions. According to media reports, the frequency, intensity, and sophistication of cyber-attacks, ransomware attacks, and other data security incidents generally has significantly increased around the globe in recent years. As with many other businesses, we have experienced, and are continually at risk of being subject to, attacks and incidents, including cybersecurity breaches such as computer viruses, unauthorized parties gaining access to our information technology systems and similar incidents. Cybersecurity breaches could cause us, and in some cases, materially, to experience reputational harm, loss of customers, loss and/or delay of revenue, loss of proprietary data, loss of licenses, regulatory actions and scrutiny, sanctions or other statutory penalties, litigation, liability for failure to safeguard customers’ information, financial losses or a drop in our stock price.  We have invested in and continue to expend significant resources on information technology and data security tools, measures, processes, initiatives, policies and employee training designed to protect our information technology systems, as well as the personal, confidential or sensitive information stored on or transmitted through those systems, and to ensure an effective response to any cyber-attack or data security incident. These expenditures could have an adverse impact on our financial condition and results of operations, and divert management’s attention from pursuing our strategic objectives. In addition, the cost and operational consequences of implementing, maintaining and enhancing further system protective measures could increase significantly as cybersecurity threats increase, and there can be no assurance that the security measures we employ will effectively prevent cybersecurity breaches or otherwise prevent unauthorized persons from obtaining access to our systems and information.

As these threats evolve, cybersecurity incidents could be more difficult to detect, defend against, and remediate. Cyber-attacks or data incidents could remain undetected for some period, which could potentially result in significant harm to our systems, as well as unauthorized access to the information stored on and transmitted by our systems. Further, despite our security efforts and training, our employees may purposefully or inadvertently cause security breaches that could harm our systems or result in the unauthorized disclosure of or access to information. Any measures we do take to prevent security breaches, whether caused by employees or third parties, could have the potential to harm relationships with our customers or restrict our ability to meet our customers' expectations.

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

In 1996, our Board of Directors authorized a stock repurchase program and, since then, has periodically increased the number of shares authorized for repurchase under the repurchase program.  The most recent increase occurred in February 2019 and brought the number of shares authorized for repurchase over the life of the program to 37,000,000 shares. There is no expiration date for the repurchase program. The timing and actual number of shares repurchased, if any, depend on a variety of factors including the timing of open trading windows, price, corporate and regulatory requirements, and other market conditions. The program may be suspended or discontinued at any time without prior notice. Repurchases pursuant to our stock repurchase program could affect our stock price and increase its volatility. The existence of a stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, repurchases under our stock repurchase program will diminish our cash reserves, which could strain our liquidity, could impact our ability to pursue possible future strategic opportunities and acquisitions and could result in lower overall returns on our cash balances. There can be no assurance that any further stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares of stock. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

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

The decline in economic activity caused by COVID-19 has already adversely affected, and in future periods, could materially adversely affect our business, results of operations and financial condition. Continued reductions in our customers’ exposure units (such as headcount, payroll, properties, the market values of their assets, and plant, equipment and other asset utilization levels, among other factors) will reduce the amount of claims administration services they need. In addition, with unprecedented levels of unemployment and business closures, the number of newly arising workers’ compensation and general liability claims, which directly impact our fee revenues in our risk management operation, have declined. The decline in economic activity due to COVID-19 has caused some of our customers to become financially less stable, and if this trend continues and customers enter bankruptcy, liquidate their operations or consolidate, our revenues and the collectability of our receivables will be adversely affected.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

In fiscal 2020, the Company’s principal executive office was located in Irvine, California in approximately 13,000 square feet of leased space. That lease expired in June 2020. Starting in June 2020, the Company’s new principal executive office is located in Irvine, California in approximately 16,000 square feet of leased space.  The new lease expires in January 2029.  The Company leases 79 branch offices in 43 states, which range in size from 200 square feet up to 59,000 square feet. The lease terms for the branch offices range from monthly to 10 years and expire at various dates through 2029. The Company owns a 32,000 square foot building located in Milwaukie, Oregon. The Company believes that its facilities are adequate for its current needs and that suitable additional space will be available as required.

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

Holders. As of June 8, 2020, there were approximately 886 holders of record of the Company’s common stock according to the information provided by the Company’s transfer agent.

Dividends. The Company has never paid any cash dividends on its common stock and has no current plans to do so in the foreseeable future. The Company intends to retain future earnings, if any, for use in the Company’s business and to execute its repurchase program. The payment of any future dividends on its common stock will be determined by the Board of Directors in light of conditions then existing, including the Company’s earnings, financial condition and requirements, restrictions in financing agreements, business conditions and other factors.

Unregistered Sales of Equity Securities. None.

Issuer Purchases of Equity Securities. The following table summarizes purchases of the Company’s common stock made by or on behalf of the Company or any affiliated purchaser in the quarter ended March 31, 2020.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that may yet be Purchased Under the Program
January 1 to January 31, 2020	67,818	$92.85	67,818	880,041
February 1 to February 28, 2020	70,859	81.11	70,859	809,182
March 1 to March 31, 2020	94,773	63.79	94,773	714,409
Total	233,450	$77.49	233,450	714,409

In 1996, the Company’s Board of Directors authorized a stock repurchase program initially for up to 100,000 shares of the Company’s common stock. The Company’s Board of Directors has periodically increased the number of shares of common stock authorized for repurchase under the program.  The Company’s Board of Directors has authorized up to 37,000,000 shares of common stock to be repurchased over the life of the program.  As of March 31, 2020, the Company has repurchased 36,285,591 shares of its common stock over the life of the program.  There is no expiration date for the program.  On March 21, 2020, the Company temporarily suspended its stock repurchase program in order to provide the Company maximum flexibility to focus on serving its customers as it navigates through the COVID-19 pandemic. The Company has lifted this temporary suspension and expects to resume its stock repurchase program in the June 2020 quarter.

STOCK PERFORMANCE GRAPH

The graph and the table depicted below show a comparison of cumulative total stockholder returns for the Company, the NASDAQ and the NASDAQ Healthcare Services Index over a five year period beginning on March 31, 2015. The graph assumes that $100 was invested in the Company’s Common Stock on March 31, 2015, and in each index, and that all dividends were reinvested. No cash dividends have been paid or declared on the Common Stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

	2015	2016	2017	2018	2019	2020
CorVel Corporation	100.00	114.56	126.42	146.90	189.60	158.41
U.S. NASDAQ	100.00	99.37	120.63	144.13	157.71	157.12
U.S. NASDAQ Healthcare Services	100.00	80.43	89.30	98.91	108.99	103.71

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

Interest rate sensitivity

We did not have any outstanding borrowings on our revolving credit facility as of March 31, 2019, and our revolving credit facility expired in September 2019. Interest income from cash equivalents is not material.  We have chosen not to renew our line of credit agreement with a financial institution.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control—Integrated Framework. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of March 31, 2020 to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Our independent registered public accounting firm, Haskell & White LLP, has issued an audit report on the effectiveness of our internal control over financial reporting as of March 31, 2020 as stated in their report that is included in Part II, Item 8 herein.

Changes to Internal Control over Financial Reporting

During the quarter ended March 31, 2020, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information in the sections titled “Proposal One: Election of Directors,” “Corporate Governance, Board Composition and Board Committees,” and “Information About Our Executive Officers” appearing in the Company’s Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders is incorporated herein by reference.

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

Item 11. Executive Compensation.

The information in the sections titled “Executive Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” and “Compensation of Directors,” appearing in the Company’s Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information in the sections titled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Equity Compensation Plan Information” appearing in the Company’s Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13. Certain Relationships and Related Party Transactions, and Director Independence.

The information in the sections titled “Certain Relationships and Related Person Transactions,” “Proposal One: Election of Directors,” and “Corporate Governance, Board Composition and Board Committees” appearing in the Company’s Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services.

The information under the captions “Principal Accountant Fees and Services”, “Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm” and “Ratification of Appointment of Independent Registered Public Accounting Firm” appearing in the Company’s Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

Item 15.  Exhibit and Financial Statement Schedules.

(a)(1) Financial Statements:

The Company’s financial statements appear in a separate section of this annual report, beginning on the pages referenced below:

(a)(2) Financial Statement Schedule:

The Company’s consolidated financial statements, as listed under Item 15(a)(1), appear in a separate section of this annual report and are incorporated herein by this reference. The Company’s financial statement schedule is as follows:

Schedule II — Valuation and Qualifying Accounts

	Balance at Beginning of Year	Additions Charged to Cost and Expenses	Deductions	Balance at End of Year
Allowance for doubtful accounts:
Fiscal Year Ended March 31, 2020:	$5,508,000	$1,606,000	$(1,981,000)	$5,133,000
Fiscal Year Ended March 31, 2019:	4,551,000	1,875,000	(918,000)	5,508,000
Fiscal Year Ended March 31, 2018:	3,001,000	2,559,000	(1,009,000)	4,551,000

(a)(3) Exhibits:

EXHIBITS

Exhibit No.	Title	Method of Filing

3.1	Amended and Restated Certificate of Incorporation of the Company	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 10, 2011.

3.2	Amended and Restated Bylaws of the Company	Incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 filed on August 14, 2006.

3.3	Certificate of Designation Increasing the Number of Shares of Series A Junior Participating Preferred Stock	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 24, 2008.

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

Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 24, 2008.

4.2	Description of Securities	Filed herewith.

10.1*	Restated Omnibus Incentive Plan (Formerly The Restated 1988 Executive Stock Option Plan)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 8, 2018.

10.2*	Forms of Notice of Grant of Stock Option, Stock Option Agreement and Notice of Exercise Under the Restated Omnibus Incentive Plan (Formerly The Restated 1988 Executive Stock Option)

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

10.3*	Restated 1991 Employee Stock Purchase Plan, as amended	Incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 filed on November 5, 2015.

10.4	Fidelity Master Plan for Savings and Investment, and amendments (P) Paper filing	Incorporated herein by reference to Exhibits 10.16 and 10.16A to the Company’s Registration Statement on Form S-1 Registration No. 33-40629 initially filed on May 16, 1991.

Exhibit No.	Title	Method of Filing

10.5

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

Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 24, 2008.

10.6*	Stock option agreement dated November 10, 2015, between the Company and Richard J. Schweppe, providing performance vesting.	Incorporated herein by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2019 filed on June 7, 2019.

10.7*	Stock option agreement dated November 10, 2015, between the Company and Michael G. Combs, providing performance vesting.	Incorporated herein by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2019 filed on June 7, 2019.

10.8*	Stock option agreement dated November 10, 2015, between the Company and Diane J. Blaha, providing performance vesting.	Incorporated herein by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2019 filed on June 7, 2019.

10.9*†	Stock option agreement dated November 3, 2016 between the Company and Michael G. Combs, providing for performance vesting.	Refiled herewith.

10.10*†	Stock option agreement dated November 3, 2016 between the Company and Diane J. Blaha, providing for performance vesting.	Refiled herewith.

10.11*†	Stock option agreement dated November 3, 2016 between the Company Richard J. Schweppe, providing for performance vesting.	Refiled herewith.

10.12*†	Stock Option Agreement dated November 2, 2017 by and between CorVel Corporation and Michael G. Combs, providing for performance vesting.	Refiled herewith.

10.13*†	Stock Option Agreement dated November 2, 2017 by and between CorVel Corporation and Diane J. Blaha, providing for performance vesting.	Refiled herewith.

10.14*†	Stock Option Agreement dated November 2, 2017 by and between CorVel Corporation and Michael D. Saverien, providing for performance vesting.	Refiled herewith.

10.15*†	Stock Option Agreement dated November 2, 2017 by and between CorVel and Corporation and Maxim Shishin, providing for performance vesting.	Refiled herewith.

10.16*†	Stock Option Agreement dated November 1, 2018 by and between CorVel Corporation and Michael G. Combs, providing for performance vesting.	Refiled herewith.

10.17*†	Stock Option Agreement dated November 1, 2018 by and between CorVel Corporation and Diane J. Blaha, providing for performance vesting.	Refiled herewith.

Exhibit No.	Title	Method of Filing

10.18*†	Stock Option Agreement dated November 1, 2018 by and between CorVel Corporation and Michael D. Saverien, providing for performance vesting.	Refiled herewith.

10.19*†	Stock Option Agreement dated November 1, 2018 by and between CorVel and Corporation and Maxim Shishin, providing for performance vesting.	Refiled herewith.

10.20*†	Stock Option Agreement dated November 1, 2018 by and between CorVel and Corporation and Brandon O’Brien, providing for performance vesting.	Refiled herewith.

10.21*†	Stock Option Agreement dated November 1, 2018 by and between CorVel and Corporation and Jennifer Yoss, providing for performance vesting.	Refiled herewith.

10.22*†	Stock Option Agreement granted November 5, 2019 by and between CorVel Corporation and Michael G. Combs, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on December 31, 2019.

10.23*†	Stock Option Agreement granted November 5, 2019 by and between CorVel Corporation and Brandon T. O’Brien, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed on December 31, 2019.

10.24*†	Stock Option Agreement granted November 5, 2019 by and between CorVel Corporation and Diane J. Blaha, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K/A filed on December 31, 2019.

10.25*†	Stock Option Agreement granted November 5, 2019 by and between CorVel Corporation and Michael D. Saverien, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K/A filed on December 31, 2019.

10.26*†	Stock Option Agreement granted November 5, 2019 by and between CorVel Corporation and Maxim Shishin, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K/A filed on December 31, 2019.

10.27*†	Stock Option Agreement granted November 5, 2019 by and between CorVel Corporation and Jennifer L. Yoss, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K/A filed on December 31, 2019.

21.1	Subsidiaries of the Company.	Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm, Haskell & White LLP.	Filed herewith.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

Exhibit No.	Title	Method of Filing

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101.0

The following materials from CorVel Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2020  and March 31, 2019; (ii) Consolidated Statements of Income for the fiscal years ended March 31, 2020, 2019 and 2018; (iii) Consolidated Statements of Stockholders' Equity for the fiscal years ended March 31, 2020, 2019 and 2018; (iv) Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2020, 2019 and 2018; and (v) Notes to Consolidated Financial Statements

Furnished herewith.

* - Denotes management contract or compensatory plan or arrangement.

† - Certain confidential information contained in this exhibit has been omitted by means of redacting a portion of the text and replacing it with empty brackets indicated by [                    ], pursuant to Regulation S-K Item 601(b)(10)(iv) of the Securities Act of 1933, as amended. Certain confidential information has been excluded from the exhibit because it (i) is not material and (ii) would likely cause competitive harm to CorVel if publicly disclosed. An unredacted copy of the exhibit will be provided on a supplemental basis to the SEC upon request.

(P) – Previously filed only in paper.

(b) Exhibits

The exhibits filed as part of this annual report are listed under Item 15(a)(3) of this annual report.

(c) Financial Statement Schedule

The Financial Statement Schedule required by Regulation S-X and Item 8 of Form 10-K is listed under Item 15(a)(2) of this annual report.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized.

Corvel Corporation

By:	/s/ Michael G. Combs
Michael G. Combs
Chief Executive Officer and President

Date: June 10, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ V. Gordon Clemons	Chairman of the Board	June 10, 2020
V. Gordon Clemons

/s/ Michael G. Combs	Chief Executive Officer and President	June 10, 2020
Michael G. Combs	(Principal Executive Officer)

/s/ Brandon T. O’Brien	Chief Financial Officer	June 10, 2020
Brandon T. O’Brien	(Principal Financial Officer)

/s/ Jennifer L. Yoss	Vice President, Accounting	June 10, 2020
Jennifer L. Yoss	(Principal Accounting Officer)

/s/ Alan R. Hoops	Director	June 10, 2020
Alan R. Hoops

/s/ Steven J. Hamerslag	Director	June 10, 2020
Steven J. Hamerslag

/s/ R. Judd Jessup	Director	June 10, 2020
R. Judd Jessup

/s/ Jean H. Macino	Director	June 10, 2020
Jean H. Macino

/s/ Jeffrey J. Michael	Director	June 10, 2020
Jeffrey J. Michael

SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data for each of the five fiscal years ended March 31, 2020 have been derived from the Company’s audited consolidated financial statements. The following data should be read in conjunction with the Company’s consolidated financial statements, the related notes thereto, and Part II, Item 7 of this annual report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.  The following amounts are in thousands, except per share data and percentages.

	Fiscal Year Ended March 31,
	2020	2019	2018	2017	2016
Income Statement Data:
Revenues	$592,225	$595,740	$558,350	$518,686	$503,584
Cost of revenues	466,304	470,931	451,097	413,894	399,040
Gross profit	125,921	124,809	107,253	104,792	104,544
General and administrative	65,210	63,296	59,350	57,243	58,484
Income before income taxes	60,711	61,513	47,903	47,549	46,060
Income tax provision	13,334	14,810	12,208	18,070	17,535
Net income	$47,377	$46,703	$35,695	$29,479	$28,525
Net income per share:
Basic	$2.59	$2.48	$1.90	$1.52	$1.44
Diluted	$2.55	$2.46	$1.87	$1.51	$1.43
Weighted average shares used in computing net income per share:
Basic	18,326	18,794	18,825	19,418	19,826
Diluted	18,602	19,008	19,042	19,570	20,004
Return on beginning of year equity	24.3%	27.3%	25.7%	22.3%	22.3%
Return on beginning of year assets	14.9%	17.0%	15.2%	13.4%	13.5%

	2020	2019	2018	2017	2016
Balance Sheet Data as of March 31,
Cash and cash equivalents	$83,223	$91,713	$55,771	$28,611	$32,779
Accounts receivable, net	65,767	71,336	64,940	62,841	59,747
Working capital	75,302	98,574	65,328	38,816	42,693
Total assets	416,260	318,018	274,004	235,383	220,269
Retained earnings	552,537	505,160	458,457	422,762	393,283
Treasury stock	(531,764)	(466,156)	(430,989)	(419,802)	(391,803)
Total stockholders’ equity	189,711	194,805	171,176	138,646	131,948

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations may include certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including (without limitation) statements with respect to anticipated future operating and financial performance, including the impact of COVID-19, growth and acquisition opportunities and other similar forecasts and statements of expectation. Words such as “expects,” “anticipates,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “potential,” “continue,” “strive,” “ongoing,” “may,” “will,” “would,” “could,” “should,” and variations of these words and similar expressions, are intended to identify these forward-looking statements. Forward-looking statements made by the Company and its management are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance.

The Company disclaims any obligations to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise. Actual future performance, outcomes, and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of these factors include (without limitation) the impact of global pandemics, such as COVID-19; the impact of possible cybersecurity incidents; changes in interpretations or applications of the Tax Cuts and Jobs Act through regulations and guidance that may be issued by the U.S. Department of Treasury; general industry and economic conditions, including a decreasing number of national claims due to a decreasing number of injured workers; cost of capital and capital requirements; existing and possible litigation and legal liability in the course of operations and the Company’s ability to resolve such litigation; competition from other managed care companies; the ability to expand certain areas of the Company’s business; shifts in customer demands; the ability of the Company to produce market-competitive software; changes in operating expenses including employee wages, benefits, and medical inflation; governmental and public policy changes, including but not limited to legislative and administrative law and rule implementation or change; dependence on key personnel; the continued availability of financing in the amounts and at the terms necessary to support the Company’s future business; the impact of recently issued accounting standards on the Company’s consolidated financial statements; growth in the Company’s sale of TPA services and the other risks identified in Part I, Item 1A of this annual report, “Risk Factors”.

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

Network Solutions Services

The Company’s network solutions services are designed to reduce the price paid by its customers for medical services rendered in workers’ compensation cases, automobile insurance policies, and group health insurance policies. The network solutions services offered by the Company include automated medical fee auditing, preferred provider management and reimbursement services, retrospective utilization review, facility claim review, professional review, pharmacy services, directed care services, Medicare solutions, clearinghouse services, independent medical examinations, and inpatient medical bill review. Network solutions services also includes revenue from the Company’s directed care network (known as CareIQ), including imaging, physical therapy, durable medical equipment, and translation and transportation.

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

Under FASB ASC 280-10, two or more operating segments may be aggregated into a single operating segment for financial reporting purposes if aggregation is consistent with the objective and basic principles, if the segments have similar economic characteristics, and if the segments are similar in each of the following areas: (i) the nature of products and services; (ii) the nature of the production processes; (iii) the type or class of customer for their products and services; and (iv) the methods used to distribute their products or provide their services. The Company believes each of its regions meet these criteria as each provides similar services and products to similar customers using similar methods of production and distribution.

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

Summary of Fiscal 2020 Annual Results

The Company had revenues of $592 million for the fiscal year ended March 31, 2020, a decrease of $4 million, or 1%, compared to $596 million for the fiscal year ended March 31, 2019.  This decrease was primarily due to a 9.7% decrease in network solutions, driven by a decrease in pharmacy bills.  This was partially offset by a 5.1% increase in patient management services, driven by an increase in TPA services.

During fiscal 2020, the Company’s gross profit increased to $126 million from $125 million in fiscal 2019, an increase of $1 million, or 1%.  The increase in gross profit was primarily due to an increase in margins in higher margin enhanced bill review program services.

During fiscal 2020, the Company’s general and administrative expenses increased to $65.2 million from $63.3 million in fiscal 2019, an increase of $1.9 million, or 3.0%.  This increase was primarily due to an increase in legal and marketing costs.

During fiscal 2020, the Company’s net income before tax decreased to $60.7 million from $61.5 million in fiscal 2019, a decrease of $0.8 million, or 1.3%.  The decrease was primarily due to a decrease in revenues, as well as an increase in general and administrative expenses.

During fiscal 2020, the Company’s income tax expense decreased to $13.3 million from $14.8 million in fiscal 2019, a decrease of $1.5 million, or 10.0%.  The Company’s effective income tax rate was 22% for fiscal year 2020 and 24% for fiscal year 2019.

Diluted weighted average shares were 18.6 million shares in fiscal 2020 and 19.0 million shares in fiscal 2019, with a decrease of 406,000 shares, or 2.1%. This decrease was primarily due to the repurchase of 822,353 shares of common stock in fiscal 2020.  Since commencing this program in the fall of 1996, the Company has repurchased 36,285,591 shares of its common stock through March 31, 2020, at a cost of $532 million. These repurchases were funded primarily from the Company’s operating cash flows.

Diluted earnings per share increased to $2.55 in fiscal 2020 from $2.46 in fiscal 2019, an increase of $0.09 per share, or 3.7%. The increase in diluted earnings per share was primarily due to an increase in net income and a decrease in diluted weighted average shares.

COVID-19 Pandemic

The economies of the United States and other countries around the world have rapidly contracted as a result of the COVID-19 pandemic. The decreased level of economic activity is leading to, and is likely to continue to lead to, a decline in exposure units and rising unemployment. While the full impact of the COVID-19 pandemic cannot be fully assessed at this time, the Company expects the ongoing global economic slowdown resulting from the COVID-19 pandemic could have a material adverse effect on its business, results of operations, financial condition, and cash flows in one or more future quarters.  As a result of the economic contraction from the COVID-19 pandemic, cases received in future quarters could be materially below the March 2020 quarter levels.  Additionally, the Company had an 8% reduction in work force that began in the March quarter and continued through the June quarter.

Results of Operations

The Company derives its revenues from providing patient management and network solutions services to payors of workers’ compensation benefits, automobile insurance claims, and group health insurance benefits. Patient management services include claims management and all services sold to claims management customers, case management, 24/7 nurse triage, utilization management, vocational rehabilitation, and life care planning. Network solutions services include fee schedule auditing, hospital bill auditing, independent medical examinations, directed care services, diagnostic imaging review services and preferred provider referral services.  The percentages of total revenues attributable to patient management and network solutions services for the fiscal years ended March 31, 2020, 2019 and 2018 are listed below.

	2020	2019	2018
Patient management services	65.3%	61.8%	56.7%
Network solutions services	34.7%	38.2%	43.3%
	100.0%	100.0%	100.0%

As noted in the table above, from fiscal 2018 to fiscal 2020, the mix of the Company’s revenues moved 8.6 percentage points from network solutions services to patient management services. This mix shift is primarily due to the Company’s increased focus in the sale of TPA and related services, which are included within patient management services.  The Company expects to have more growth in the sale of TPA and related services than in its other services because it is focusing more of its efforts, and believes the opportunities for growth in revenue is better, in this area.

The following table shows the consolidated statements of income for the fiscal years ended March 31, 2020, 2019 and 2018 and the dollar changes, as well as the percentage changes for each fiscal year.  The following amounts are in thousands, except per share data and percentages.

	Fiscal 2020	Fiscal 2019	Fiscal 2018	Amount Change from Fiscal 2019 to 2020	Amount Change from Fiscal 2018 to 2019	Percent Change from Fiscal 2019 to 2020	Percent Change from Fiscal 2018 to 2019
Revenues	$592,225	$595,740	$558,350	$(3,515)	$37,390	(0.6%)	6.7%
Cost of revenues	466,304	470,931	451,097	(4,627)	19,834	(1.0)	4.4
Gross profit	125,921	124,809	107,253	1,112	17,556	0.9	16.4
General and administrative	65,210	63,296	59,350	1,914	3,946	3.0	6.6
Income before income taxes	60,711	61,513	47,903	(802)	13,610	(1.3)	28.4
Income tax provision	13,334	14,810	12,208	(1,476)	2,602	(10.0)	21.3
Net income	$47,377	$46,703	$35,695	$674	$11,008	1.4%	30.8%
Net income per share:
Basic	$2.59	$2.48	$1.90	$0.11	$0.58	4.4%	30.5%
Diluted	$2.55	$2.46	$1.87	$0.09	$0.59	3.7%	31.6%
Weighted average shares used in net income per share:
Basic	18,326	18,794	18,825	(468)	(31)	(2.5%)	(0.2%)
Diluted	18,602	19,008	19,042	(406)	(34)	(2.1%)	(0.2%)

As previously identified in Part I, Item 1A of this annual report, “Risk Factors,” the Company’s ability to maintain or grow revenues is subject to several risks including, but not limited to, the COVID-19 pandemic, prolonged unemployment, changes in government regulations, exposure to litigation and the ability to add or retain customers. Any of these, or a combination of all of them, could have a material and adverse effect on the Company’s results of operations going forward.

The following table sets forth, for the periods indicated, the percentage of revenues represented by certain items reflected in the Company’s consolidated statements of income. The Company’s past operating results are not necessarily indicative of future operating results.  The percentages for the fiscal years ended March 31, 2020, 2019 and 2018 are as follows:

Income Statement Percentages	2020	2019	2018
Revenues	100.0%	100.0%	100.0%
Cost of revenues	78.7%	79.0%	80.8%
Gross profit	21.3%	21.0%	19.2%
General and administrative	11.0%	10.6%	10.6%
Income before income taxes	10.3%	10.4%	8.6%
Income tax provision	2.3%	2.5%	2.2%
Net income	8.0%	7.9%	6.4%

Revenue

The Company derives its revenues from providing patient management and network solutions services to payors of workers’ compensation benefits, automobile insurance claims, and group health insurance benefits.

Change in Revenue

Fiscal 2020 Compared to Fiscal 2019

Revenues decreased to $592 million in fiscal 2020 from $596 million in fiscal 2019, a decrease of $4 million, or 1%.  The decrease in revenues was due to a decrease in network solutions services, which decreased to $205 million from $228 million, a decrease of 9.7%.  The decrease was due to a 4.9% decrease in the number of pharmacy services bills the Company reviewed during fiscal 2020.  The decrease in revenues was offset by an increase in patient management services, which increased to $387 million from $368 million, an increase of 5.1%. The increase in patient management services was due to an increase in TPA services partially offset by a decrease in case management services to non-TPA customers.  The increase in revenues from TPA services was due to a 13% increase in the number of customers, which contributed to a 3.3% increase in the total number of claims opened during the fiscal year.

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

Cost of Revenue

The Company’s cost of revenues consists of direct expenses, costs directly attributable to the generation of revenue, and indirect costs which are incurred to support the operations in the field offices which generate the revenue. Direct expenses primarily include (i) case manager and bill review analysts’ salaries, along with related payroll taxes and fringe benefits, and (ii) costs associated with independent medical examinations (known as IME), prescription drugs, and MRI, physical therapy, and durable medical equipment providers. Most of the Company’s revenues are generated in offices which provide both patient management services and network solutions services. The largest of the field indirect costs are (i) manager salaries and bonuses, (ii) account executive base pay and commissions, (iii) salaries of administrative and clerical support, field systems personnel and PPO network developers, along with related payroll taxes and fringe benefits, and (iv) office rent. During fiscal 2020 and 2019, approximately 38% and 37%, respectively, of the costs incurred in the field were considered field indirect costs, which support both the patient management services and network solutions services operations of the Company’s field operations.

Change in Cost of Revenue

Fiscal 2020 Compared to Fiscal 2019

The Company’s cost of revenues decreased to $466 million in fiscal 2020 from $471 million in fiscal 2019, a decrease of $5 million, or 1%.  The decrease in cost of revenues was primarily due to revenue decreasing in pharmacy services, therefore causing a decrease in prescription costs.

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

General and Administrative Expense

During fiscal years 2020, 2019, and 2018, approximately 53%, 54%, and 54%, respectively, of general and administrative costs consisted of corporate systems costs, which include the corporate systems support, implementation and training, rules engine development, national IT strategy and planning, depreciation of hardware costs in the Company’s corporate offices and backup data center, the Company’s nationwide area network, and other systems related costs. The Company includes all IT-related costs managed by the corporate office in general and administrative whereas the field IT-related costs are included in the cost of revenues.  The remaining general and administrative costs consist of national marketing, national sales support, corporate legal, corporate insurance, human resources, accounting, product management, new business development, and other general corporate expenses.

Change in General and Administrative Expense

Fiscal 2020 Compared to Fiscal 2019

General and administrative expense increased to $65.2 million in fiscal 2020 from $63.3 million in fiscal 2019, an increase of $1.9 million, or 3.0%.   The increase in general and administrative expense was primarily due to an increase in legal expenses of $1.0 million, which was primarily due to resolving customer contract issues and to a much lesser extent the Company’s July 2019 security incident, and an increase in marketing expenses of $0.7 million.

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

Income Tax Provision

Fiscal 2020 Compared to Fiscal 2019

The Company’s income tax expense decreased to $13.3 million for fiscal 2020 from $14.8 million for fiscal 2019, a decrease of $1.5 million. The Company’s effective income tax rate was 22% for fiscal year 2020 and 24% for fiscal year 2019.  Income before income tax provision decreased to $60.7 million in fiscal 2020 from $61.5 million in fiscal 2019, a decrease of $0.8 million.  The decrease in tax rate can also be attributed to an increase of stock options exercised in the current fiscal year.

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

Net Income

Fiscal 2020 Compared to Fiscal 2019

The Company’s net income increased to $47.4 million in fiscal 2020 from $46.7 million in fiscal 2019, an increase of $0.7 million, or 1.4%.  This increase was primarily due to a 10% decrease in income tax provision.

Fiscal 2019 Compared to Fiscal 2018

The Company’s net income increased to $46.7 million in fiscal 2019 from $35.7 million in fiscal 2018, an increase of $11.0 million, or 30.8%. This increase was primarily due to a 28.4% increase in income before income taxes.

Earnings per Share

Fiscal 2020 Compared to Fiscal 2019

The Company’s diluted earnings per share increased to $2.55 in fiscal 2020 from $2.46 in fiscal 2019, an increase of $0.09.  This increase was primarily due to an increase in net income and a decrease in diluted weighted average shares because of shares repurchased under the Company’s stock repurchase program.

Fiscal 2019 Compared to Fiscal 2018

The Company’s diluted earnings per share increased to $2.46 in fiscal 2019 from $1.87 in fiscal 2018, an increase of $0.59. This increase was primarily due to an increase in income before income taxes.

Liquidity and Capital Resources

The Company manages its liquidity and financial position in the context of its overall business strategy. The Company continually forecasts and manages its cash, investments, working capital balances and capital structure to meet the short- and long-term obligations of its businesses while seeking to maintain liquidity and financial flexibility. Cash flows generated from operating activities are principally from earnings before non-cash expenses. The risk of decreased operating cash flow from a decline in earnings is partially mitigated by the diversity of the Company’s services, geographies and customers, and the Company has had virtually no interest-bearing debt for the past 29 years.

The Company has historically funded its operations and capital expenditures primarily from cash flow from operations, and to a lesser extent, stock option exercises.   The Company’s net accounts receivables have ranged from 41 to 43 days of average sales for the fiscal years ended March 31, 2020, 2019 and 2018.  The Company expects days sales outstanding (known as DSO) to remain in the low to mid 40-day range. The Company’s historical profit margins and historical ratio of investments in assets used in the business has allowed the Company to generate sufficient cash flow to repurchase $532 million of its common stock during the past 23 fiscal years, on inception-to-date net earnings of $553 million. The Company repurchases shares during periods of excess liquidity, which has occurred in all 29 years that the Company has been public.  Should the Company have lower income or cash flows, it could reduce or eliminate repurchases under the stock repurchase program until earnings and cash flow improved.  Working capital decreased to $75.3 million at March 31, 2020 from $98.6 million at March 31, 2019.  This is primarily due to an increase in cash used to repurchase shares of the Company’s common stock and due to an increase in operating lease liabilities due to the adoption of ASC 842 during the fiscal year.

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

As of March 31, 2020, the Company had $83.2 million in cash and cash equivalents, invested primarily in short-term, interest-bearing, highly-liquid, investment-grade securities with maturities of 90 days or less.

The Company’s revolving credit facility expired in September 2019, and the Company chose not to renew its line of credit agreement with a financial institution.

The Company believes that the cash balance at March 31, 2020 along with anticipated internally-generated funds will be sufficient to meet the Company’s expected cash requirements for at least the next twelve months.

In response to the COVID-19 pandemic, the Company has taken a number of steps to enhance its liquidity including reducing its planned capital expenditures, temporarily suspending share repurchases under its stock repurchase program, reducing its work force, reducing compensation of highly compensated employees, and deferring the payment of certain compensation for certain employees. The Company does not intend to apply for governmental loans to support the Company’s operations, but is continuing to evaluate the CARES Act and is taking advantage of certain aspects of the CARES Act such as the deferral of payroll tax deposits.

Operating Cash Flows

Fiscal 2020 Compared to Fiscal 2019

Net cash provided by operating activities increased to $80.8 million in fiscal 2020 from $78.6 million in fiscal 2019, an increase of $2.2 million.  The improvement in cash from operating activities was primarily due to a decrease in accounts receivables, offset by a change in accrued liabilities.

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

Investing Activities

Fiscal 2020 Compared to Fiscal 2019

Net cash flow used in investing activities increased to $32.4 million in fiscal 2020 from $15.3 million in fiscal 2019, an increase of $17.1 million.  The increase in capital purchases is primarily due to construction improvements of the building the Company purchased in the greater Portland metropolitan area during fiscal 2018, which was placed into service during fiscal 2020.

Fiscal 2019 Compared to Fiscal 2018

Net cash flow used in investing activities decreased to $15.3 million in fiscal 2019 from $27.7 million in fiscal 2018, a decrease of $12.4 million. The decrease in net cash flow used in investing activities was due to the Company not having large non-recurring purchases of a building and servers in fiscal 2019.

Financing Activities

Fiscal 2020 Compared to Fiscal 2019

Net cash flow used in financing activities increased to $57.0 million in fiscal 2020 from $27.4 million in fiscal 2019, an increase of $29.5 million.  During fiscal 2020, the Company spent $66 million to repurchase 822,353 shares of its common stock (at an average price of $79.78 per share).  During fiscal 2019, the Company spent $35 million to repurchase 582,159 shares of its common stock (at an average price of $60.41 per share).

If the Company continues to generate cash flow from operating activities, the Company may continue to repurchase shares of its common stock on the open market, if authorized by the Company’s Board of Directors pursuant to the resumption of its stock repurchase program, or seek to identify other businesses to acquire.  The Company has historically used cash provided by operating activities and from the exercise of stock options to repurchase stock.  The Company expects that it may use some of the cash on the balance sheet at March 31, 2020 to repurchase additional shares of its common stock in the future.

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

Contractual Obligations

The following table sets forth our contractual obligations at March 31, 2020, which are primarily future minimum lease payments due under non-cancelable operating leases:

		For the Fiscal Years Ended March 31st, Within:
	Total	Less than one year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$99,482,000	$14,421,000	$29,096,000	$26,528,000	$29,437,000
Software licenses	3,790,000	1,895,000	1,895,000	—	—
Total	$103,272,000	$16,316,000	$30,991,000	$26,528,000	$29,437,000

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

We have identified the following accounting policies as critical to us: (i) revenue recognition, (ii) leases, (iii) allowance for uncollectible accounts, (iv) goodwill and long-lived assets, (v) accrual for self-insured costs, (vi) accounting for income taxes, (vii) legal and other contingencies, (viii) share-based compensation, and (ix) software development costs.

Revenue Recognition:  The Company adopted ASC 606 using the modified retrospective method for those contracts which were not substantially completed as of the transition date, which was April 1, 2018. The reported results for the fiscal years ended March 31, 2020 and March 31, 2019 reflect the application of the guidance of ASC 606.

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

In transactions related to third-party service revenue, which includes pharmacy, directed care services and other services provided by the Company’s integrated network solutions services, the Company is considered the principal, as it directs the third party, controls the specified service, performs program utilization review, directs payment to the provider, accepts the financial risk of loss associated with services rendered and combines the services provided into an integrated solution, as specified within the Company’s customer contracts. The Company has the ability to influence contractual fees with customers and possesses the financial risk of loss in certain contractual obligations. These factors indicate the Company is the principal and, as such, it is required to recognize revenue gross and service partner vendor fees in the cost of revenue in the Company’s consolidated income statements.

Leases:  The Company adopted ASC 842 using the modified retrospective method and utilizing the effective date as the date of initial application.  The reported results for the fiscal year ended March 31, 2020 reflect the application of the guidance of ASC 842 while the reported results for the fiscal year ended March 31, 2019 and 2018 were prepared under the guidance of ASC 840.

The Company determines if an arrangement includes a lease at inception.  Right-of-use assets represent the Company’s right to use an underlying asset for the lease term; and lease liabilities represent the Company’s obligation to make lease payments arising from the lease.  Right-of-use assets and lease liabilities are recognized at the commencement date of the lease, renewal date of the lease or significant remodeling of the lease space based on the present value of the remaining future minimum lease payments.  Leases with a term greater than one year are recognized on the balance sheet as right-of-use assets and short-term and long-term lease liabilities, as applicable.

Operating lease liabilities and their corresponding right-of-use assets are initially recorded based on the present value of lease payments over the expected remaining lease term.  The interest rate implicit in lease contracts is typically not readily determinable.  As a result, we utilize our incremental borrowing rate to discount lease payments, which reflects the fixed rate at which we could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment.  The Company’s leases may include options to extend or terminate the lease which are included in the lease term when it is reasonably certain that we will exercise any such options.  Lease expense for lease payments is recognized on a straight-line basis over the lease term.

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

The Company must make significant judgments and estimates in determining contractual and bad debt allowances in any accounting period. One significant uncertainty inherent in the Company’s analysis is whether its past experience will be indicative of future periods. Although the Company considers future projections when estimating contractual and bad debt allowances, the Company ultimately makes its decisions based on the best information available to it at the time the decision is made. Adverse changes in general economic conditions or trends in reimbursement amounts for the Company’s services could affect the Company’s contractual and bad debt allowance estimates, collection of accounts receivable, cash flows, and results of operations. No one customer accounted for 10% or more of accounts receivable at March 31, 2020 and 2019.

Goodwill and Long-Lived Assets:  Goodwill arising from business combinations represents the excess of the purchase price over the estimated fair value of the net assets of the acquired business. Pursuant to ASC 350-10 through ASC 350-30, “Goodwill and Other Intangible Assets,” goodwill is tested annually for impairment or more frequently if circumstances indicate the potential for impairment. Also, management tests for impairment of its amortizable intangible assets and long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The impairment test is conducted at the company level.  The measurement of fair value is based on an evaluation of market capitalization and is further tested using a multiple of earnings approach. In projecting the Company’s cash flows, management considers industry growth rates and trends and cost structure changes. Based on the Company’s tests and reviews, no impairment of its goodwill, intangible assets, or other long-lived assets existed at March 31, 2020 or March 31, 2019.  However, future events or changes in current circumstances could affect the recoverability of the carrying value of goodwill and long-lived assets.

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

Legal and Other Contingencies:  As discussed in Part I, Item 3 of this annual report, “Legal Proceedings” and in Note 10, “Contingencies and Legal Proceedings” of our consolidated financial statements, the Company is subject to various legal proceedings and claims that arise in the ordinary course of business. The Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. There is significant judgment required in both the probability determination and as to whether an exposure can be reasonably estimated.  The outcome of legal proceedings and claims brought against the Company is subject to significant uncertainty.

Share-Based Compensation: The Company accounts for share-based compensation in accordance with the provisions of ASC Topic 718 “Compensation – Stock Compensation”.  Under ASC 718, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).   For the fiscal year ended March 31, 2020, the Company recorded share-based compensation expense of $4,485,000.

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s term, and the Company’s expected annual dividend yield. The Company issues performance-based stock options which vest only upon the Company’s achievement of certain earnings per share targets on a calendar year basis, as determined by the Company’s Board of Directors. These options were valued in the same manner as the time-based options. However, the Company only recognizes stock compensation expense to the extent that the targets are determined to be probable of being achieved, which triggers the vesting of the performance options. The Company’s management believes that this valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in fiscal 2020.  Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

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

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes”.  The pronouncement simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC Topic 740, “Income Taxes”.  The pronouncement also improves consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance.  This standard is effective for fiscal years beginning after December 15, 2020, with early adoption permitted.  The Company is still evaluating the impact this guidance will have on its consolidated financial statements.

Guidance Adopted

In February 2016, the FASB issued ASU No. 2016-02, “Leases”, which sets out the principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for using an approach that is similar to the existing guidance for operating leases.  The standard is to be applied using a modified retrospective transition method. The Company has adopted this standard as of April 1, 2019.  The adoption of this standard did not have a material impact on retained earnings on the consolidated balance sheet and did not have a material impact on the consolidated statements of income. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed the Company to carry forward the historical assessments of whether contracts are or contain leases, lease classification, and initial direct costs. The Company implemented internal controls and key system functionality to enable the preparation of financial information on adoption.  Refer to Note 9 of the accompanying consolidated financial statements for a description of the impact of this adopted guidance.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of CorVel Corporation

Opinions on the Consolidated Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of CorVel Corporation (the “Company”) as of March 31, 2020 and 2019, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2020, and the related notes and financial statement schedule (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of March 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2020, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

Adoption of New Accounting Standard

As described in Notes 1 and 9 to the consolidated financial statements, on April 1, 2019, the Company changed its method of accounting for leases.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (Continued)

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (Continued)

Revenue Recognition - Refer to Note 2 to the Consolidated Financial Statements

Critical Audit Matter Description:

The Company recognizes revenue upon transfer of control of promised services or products to customers in an amount that reflects the consideration the Company expects to receive in exchange for those services or products. Certain customer contracts contain provisions that permit the customer to compensate the Company only for services that it chooses to accept, which directly impacts the amount of revenue recognized by the Company. Significant judgment is exercised by management in determining revenue recognition for these customer contract provisions, including the following:

▪	Determination of whether a reasonable estimate of the transaction price can be made for related customer contracts.
▪	Estimation of the amount of variable consideration to which the Company will be entitled in exchange for transferring the promised services to a customer.
▪	Determination of whether the variable consideration should be constrained.

Given these factors, the related audit effort in evaluating management’s judgments in determining revenue recognition for these customer agreements was extensive and required a high degree of auditor judgment.

How the Critical Matter was Addressed in the Audit:

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s process to estimate the amount of variable consideration to which the Company will be entitled in exchange for transferring the promised services to a customer. Specifically, we tested controls over management’s review of the significant inputs and assumptions used in developing such estimates.

The audit procedures we applied included, among others, evaluating the methodology used, analyzing the significant assumptions discussed above, and testing the accuracy and completeness of key underlying data used in management’s calculations. This included testing inputs to the calculation by comparing historical information to source documents and evaluating the historical accuracy of management’s estimates by comparing such estimates to subsequent actual results.

We also applied the following audit procedures related to the Company’s revenue recognition for these customer contracts:

▪	We tested the effectiveness of internal controls related to the identification of customer contracts that contain such terms and provisions.
▪	We tested the effectiveness of internal controls related to the estimation of variable consideration.
▪	We evaluated management’s significant accounting policies related to these customer agreements for reasonableness.
▪	For significant customer contracts that contain such terms and provisions, we performed the following procedures:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (Continued)

a)	Obtained and read customer contract source documents for each selection, including any other communications that were part of the customer arrangement.
b)	Tested management’s identification of significant terms for completeness, including the identification of distinct performance obligations and variable consideration.
c)

Assessed the terms in the customer contract and evaluated the appropriateness of management’s application of the Company’s accounting policies, along with their use of estimates, in the determination of revenue recognition conclusions.

▪	We tested the mathematical accuracy of management’s calculations of revenue and the associated timing of revenue recognized in the consolidated financial statements.

/s/ HASKELL & WHITE LLP

We have served as the Company’s auditor since 2006.

Irvine, California

June 10, 2020

CORVEL CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,
	2020	2019
ASSETS
Current Assets
Cash and cash equivalents	$83,223,000	$91,713,000
Customer deposits	48,991,000	45,268,000
Accounts receivable (less allowance for doubtful accounts of $5,133,000 at March 31, 2020 and $5,508,000 at March 31, 2019)	65,767,000	71,336,000
Prepaid expenses and income taxes	11,010,000	7,176,000
Total current assets	208,991,000	215,493,000
Property and equipment, net	75,900,000	61,980,000
Goodwill	36,814,000	36,814,000
Other intangible assets, net	2,540,000	2,975,000
Right-of-use asset, net (Note 9)	90,666,000	—
Other assets	1,349,000	756,000
Total assets	$416,260,000	$318,018,000
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts and income taxes payable	$16,363,000	$11,478,000
Accrued liabilities	117,326,000	105,441,000
Total current liabilities	133,689,000	116,919,000
Deferred income taxes, net	7,764,000	6,294,000
Long-term operating lease liabilities (Note 9)	85,096,000	—
Total liabilities	226,549,000	123,213,000
Commitments and contingencies (Notes 6, 7, 10, 11 and 13)
Stockholders' Equity
Common stock, $.0001 par value: 120,000,000 shares authorized at March 31, 2020 and 2019; 54,254,557 shares issued (17,968,966 shares outstanding, net of treasury shares) and 54,021,032 shares issued (18,557,794 shares outstanding, net of treasury shares) at March 31, 2020 and March 31, 2019, respectively	3,000	3,000
Paid-in-capital	168,935,000	155,798,000
Treasury Stock, at cost (36,285,591 and 35,463,238 shares at March 31, 2020 and 2019, respectively)	(531,764,000)	(466,156,000)
Retained earnings	552,537,000	505,160,000
Total stockholders' equity	189,711,000	194,805,000
Total liabilities and stockholders' equity	$416,260,000	$318,018,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Years Ended March 31,
	2020	2019	2018
Revenues	$592,225,000	$595,740,000	$558,350,000
Cost of revenues	466,304,000	470,931,000	451,097,000
Gross profit	125,921,000	124,809,000	107,253,000
General and administrative	65,210,000	63,296,000	59,350,000
Income before income taxes	60,711,000	61,513,000	47,903,000
Income tax provision	13,334,000	14,810,000	12,208,000
Net income	$47,377,000	$46,703,000	$35,695,000
Net income per share:
Basic	$2.59	$2.48	1.90
Diluted	$2.55	$2.46	1.87
Weighted average shares outstanding:
Basic	18,326,000	18,794,000	18,825,000
Diluted	18,602,000	19,008,000	19,042,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Fiscal Years Ended March 31, 2020, 2019 and 2018

	Common Shares	Stock Amount	Paid-in-Capital	Treasury Shares	Treasury Stock	Retained Earnings	Total Stockholders' Equity
Balance – March 31, 2017	53,569,067	$3,000	$135,683,000	(34,631,834)	$(419,802,000)	$422,762,000	$138,646,000
Stock issued under employee stock purchase plan	8,976	—	458,000	—	—	—	458,000
Stock issued under stock option plan, net of shares repurchased	215,943	—	3,426,000	—	—	—	3,426,000
Stock-based compensation expense	—	—	3,164,000	—	—	—	3,164,000
Purchase of treasury stock	—	—	—	(249,245)	(11,187,000)	—	(11,187,000)
Adjustment to deferred income taxes for prior year's stock options	—	—	974,000	—	—	—	974,000
Net income	—	—	—	—	—	35,695,000	35,695,000
Balance – March 31, 2018	53,793,986	3,000	143,705,000	(34,881,079)	(430,989,000)	458,457,000	171,176,000
Stock issued under employee stock purchase plan	8,271	—	503,000	—	—	—	503,000
Stock issued under stock option plan, net of shares repurchased	218,775	—	7,241,000	—	—	—	7,241,000
Stock-based compensation expense	—	—	4,349,000	—	—	—	4,349,000
Purchase of treasury stock	—	—	—	(582,159)	(35,167,000)	—	(35,167,000)
Net income	—	—	—	—	—	46,703,000	46,703,000
Balance – March 31, 2019	54,021,032	3,000	155,798,000	(35,463,238)	(466,156,000)	505,160,000	194,805,000
Stock issued under employee stock purchase plan	8,451	—	505,000	—	—	—	505,000
Stock issued under stock option plan, net of shares repurchased	225,074	—	8,147,000	—	—	—	8,147,000
Stock-based compensation expense	—	—	4,485,000	—	—	—	4,485,000
Purchase of treasury stock	—	—	—	(822,353)	(65,608,000)	—	(65,608,000)
Net income	—	—	—	—	—	47,377,000	47,377,000
Balance – March 31, 2020	54,254,557	$3,000	$168,935,000	(36,285,591)	$(531,764,000)	$552,537,000	$189,711,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended March 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$47,377,000	$46,703,000	$35,695,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,516,000	22,984,000	21,775,000
Loss on write down or disposal of property, capitalized software or investment	149,000	306,000	1,199,000
Stock compensation expense	4,485,000	4,349,000	3,164,000
Provision for doubtful accounts	1,606,000	1,875,000	2,559,000
Deferred income taxes	1,470,000	1,456,000	(874,000)
Changes in operating assets and liabilities:
Accounts receivable	3,964,000	(8,271,000)	(4,658,000)
Customer deposits	(3,723,000)	(9,772,000)	(3,025,000)
Prepaid expenses and income taxes	(3,834,000)	(66,000)	(2,166,000)
Other assets	(595,000)	145,000	545,000
Accounts and income taxes payable	1,095,000	(1,975,000)	(3,130,000)
Accrued liabilities	11,885,000	20,905,000	11,068,000
Operating lease liabilities	(5,569,000)	—	—
Net cash provided by operating activities	80,826,000	78,639,000	62,152,000
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(32,360,000)	(15,274,000)	(27,689,000)
Net cash used in investing activities	(32,360,000)	(15,274,000)	(27,689,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of employee stock purchase options	505,000	503,000	458,000
Exercise of common stock options	8,147,000	7,241,000	3,426,000
Purchase of treasury stock	(65,608,000)	(35,167,000)	(11,187,000)
Net cash used in financing activities	(56,956,000)	(27,423,000)	(7,303,000)
Net (decrease) increase in cash and cash equivalents	(8,490,000)	35,942,000	27,160,000
Cash and cash equivalents at beginning of year	91,713,000	55,771,000	28,611,000
CASH AND CASH EQUIVALENTS AT END OF YEAR	$83,223,000	$91,713,000	$55,771,000
Supplemental cash flow information
Income taxes paid	$15,077,000	$12,854,000	$16,229,000
Accrual of software license purchase	$3,790,000	$—	$1,746,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended March 31, 2020, 2019 and 2018

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

Basis of Presentation:  The consolidated financial statements include the accounts of CorVel and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to fiscal 2020 presentation. These changes had no impact on previously-reported results of operations or shareholders’ equity.

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

Cash and Cash Equivalents:  Cash and cash equivalents consist of short-term, interest-bearing highly-liquid investment-grade securities with maturities of 90 days or less when purchased. The carrying amounts of the Company’s financial instruments approximate their fair values at March 31, 2020 and 2019 due to the short-term nature of those instruments.  Customer deposits represent cash that is expected to be returned or applied towards payment within one year through the Company’s provider reimbursement services.

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

The carrying amount of the Company’s financial instruments (i.e. cash and cash equivalents, accounts receivable, accounts payable, etc.) are all Level 1, and the Company believes their respective carrying values approximates their fair values at March 31, 2020 and 2019 due to the short-term nature of those instruments.  The Company has no Level 2 or Level 3 assets or liabilities.

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

Revenue Recognition: The Company adopted ASC 606 using the modified retrospective method for those contracts which were not substantially completed as of the transition date, which was April 1, 2018. The reported results for the fiscal years ended March 31, 2020 and 2019 reflect the application of the guidance of ASC 606.

Revenue is recognized when control of the promised services is transferred to the Company’s customers in an amount that reflects the consideration expected to be entitled to in exchange for those services. As the Company completes its performance obligations which are identified in Note 2, it has an unconditional right to consideration as outlined in the Company’s contracts. Generally, the Company’s accounts receivable are expected to be collected in 30 days in accordance with the underlying payment terms.  For many of the Company’s services, the Company typically has one performance obligation; however, it also provides the customer with an option to acquire additional services. The Company offers multiple services under its patient management and network solutions service lines. The Company typically provides a menu of offerings from which the customer may choose to purchase. The price of each service is separate and distinct and provides a separate and distinct value to the customer. Pricing is generally consistent for each service irrespective of the other services or quantities requested by the customer.

In transactions related to third-party service revenue, which includes pharmacy, directed care services and other services provided by the Company’s integrated network solutions services, the Company is considered the principal, as it directs the third party, controls the specified service, performs program utilization review, directs payment to the provider, accepts the financial risk of loss associated with services rendered and combines the services provided into an integrated solution, as specified within the Company’s customer contracts. The Company has the ability to influence contractual fees with customers and possesses the financial risk of loss in certain contractual obligations. These factors indicate the Company is the principal and, as such, it is required to recognize revenue gross and service partner vendor fees in the cost of revenue in the Company’s consolidated income statements.

Accounts Receivable:  The majority of the Company’s accounts receivable are due from companies in the property and casualty insurance industries, self-insured employers and governmental entities. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are generally due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Those accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable against the reserve when they become uncollectible. Accounts receivable includes $19,692,000, and $18,434,000 of unbilled receivables at March 31, 2020 and 2019, respectively.  Unbilled receivables represent the revenue for work performed which has not yet been invoiced to the customer.  Unbilled receivables are generally invoiced within one year.

Concentrations of Credit Risk:  Substantially all of the Company’s customers are payors of workers’ compensation benefits and property and casualty insurance, which include insurance companies, third party administrators, self-insured employers and government entities.  Receivables are generally due within 30 days. Credit losses consistently have been within management’s expectations.  Virtually all of the Company’s cash is invested at financial institutions in amounts which exceed the FDIC insurance levels. No customer accounted for 10% or more of revenue for either fiscal 2020, 2019 or 2018.  No customer accounted for 10% or more of accounts receivable at either March 31, 2020 or 2019.

Property and Equipment:  Additions to property and equipment are recorded at cost.   The Company provides for depreciation on property and equipment using the straight-line method by charges to operations in amounts that allocate the cost of depreciable assets over their estimated lives as follows:

Asset Classification Building Building Improvements Land Improvements	Estimated Useful Life 40 years 20 years 20 years
Leasehold Improvements	Shorter of 5 years or the life of lease
Furniture and Equipment	5 to 7 years
Computer Hardware	2 to 5 years
Computer Software	3 to 5 years

The Company accounts for internally-developed software costs in accordance with ASC 350-40, “Internal Use Software”.  Capitalized software development costs, intended for internal use, totaled $27,859,000 (net of $109,749,000 in accumulated amortization) and $27,552,000 (net of $99,045,000 in accumulated amortization), as of March 31, 2020 and 2019, respectively. These costs are included in computer software in property and equipment and are amortized over a period of five years.

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

Goodwill and Indefinite Lived Long-Lived Assets:  The Company accounts for its business combinations in accordance with the ASC 805-10 through ASC 805-50, “Business Combinations,” which (i) requires that the purchase method of accounting be applied to all business combinations and (ii) addresses the criteria for initial recognition of intangible assets and goodwill. In accordance with ASC 350-10 through ASC 350-30, goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment annually, or more frequently if circumstances indicate the possibility of impairment. If the carrying value of goodwill or an intangible asset exceeds its fair value, an impairment loss will be recognized.  Based on the Company’s tests and reviews, no impairment of its goodwill, intangible assets or other long-lived assets existed at March 31, 2020.  However, future events or changes in current circumstances could affect the recoverability of the carrying value of goodwill and long-lived assets. Goodwill amounted to $36,814,000 (net of accumulated amortization of $2,069,000) at March 31, 2020 and at March 31, 2019.

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

The difference between the basic weighted average shares and the diluted weighted average shares for each of the fiscal years ended March 31, 2020, 2019 and 2018 is as follows:

	Fiscal 2020	Fiscal 2019	Fiscal 2018
Basic weighted average shares	18,326,000	18,794,000	18,825,000
Treasury stock impact of stock options	276,000	214,000	217,000
Diluted weighted average shares	18,602,000	19,008,000	19,042,000

Recently Issued Accounting Standards

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

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes”.  The pronouncement simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC Topic 740, “Income Taxes”.  The pronouncement also improves consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance.  This standard is effective for fiscal years beginning after December 15, 2020, with early adoption permitted.  The Company is still evaluating the impact this guidance will have on its consolidated financial statements.

Guidance Adopted

In February 2016, the FASB issued ASU No. 2016-02, “Leases”, which sets out the principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for using an approach that is similar to the existing guidance for operating leases.  The standard is to be applied using a modified retrospective transition method. The Company has adopted this standard as of April 1, 2019.  The adoption of this standard did not have a material impact on retained earnings on the consolidated balance sheet and did not have a material impact on the consolidated statements of income. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed the Company to carry forward the historical assessments of whether contracts are or contain leases, lease classification, and initial direct costs. The Company implemented internal controls and key system functionality to enable the preparation of financial information on adoption.  Refer to Note 9 of the accompanying consolidated financial statements for a description of the impact of this adopted guidance.

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

Note 2 – Revenue Recognition

The Company adopted ASC 606 using the modified retrospective method for those contracts which were not substantially completed as of the transition date, which was April 1, 2018. The reported results for the fiscal years ended March 31, 2020 and March 31, 2019 reflect the application of the guidance of ASC 606, while the reports results for the fiscal year ended March 31, 2018 reflect the application of ASC 605.  There was no material impact to any of the line items within the Company’s Consolidated Statements of Income or Consolidated Balance Sheets as a result of applying ASC 606 for the fiscal year ended March 31, 2019.

Revenue from Contracts with Customers

Revenue is recognized when control of the promised services is transferred to the Company’s customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. As the Company completes its performance obligations which are identified below, it has an unconditional right to consideration as outlined in the Company’s contracts. Generally, the Company’s accounts receivable are expected to be collected in 30 days in accordance with the underlying payment terms.

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

The Company’s obligation to manage claims and cases under the patient management service line can range from less than one year to multi-year contracts. They are generally one year under the terms of the contract; however, many of these contracts contain auto-renewal provisions and the Company’s customer relationships can span multiple years. Under certain claims management agreements, the Company receives consideration from a customer at contract inception prior to transferring services to the customer, however, the Company would begin performing services immediately. The period between a customer’s payment of consideration and the completion of the promised services is generally less than one year. There is no difference between the amount of promised consideration and the cash selling price of the promised services. The fee is billed upfront by the Company in order to provide customers with simplified and predictable ways of purchasing the Company’s services.

The patient management service line also offers the services of case managers who provide administration services by proactively managing medical treatment for claimants while facilitating an understanding of and participation in their rehabilitation process. Revenue for case management services is recognized over time as the performance obligations are satisfied through the effort expended to manage the medical treatment for claimants and control of these services is transferred to the customer. Case management services are generally billed based on time incurred, are considered variable consideration, and revenue is recognized at the amount in which the Company has the right to invoice for services performed. The Company believes this approach reasonably reflects the transfer of the case management service to the customer.

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

Third-party services revenue includes pharmacy, directed care services and other services, and includes amounts received from customers compensating the Company for certain third-party costs associated with providing its integrated network solutions services. The Company is considered the principal in these transactions as it directs the third party, controls the specified service, performs program utilization review, directs payment to the provider, accepts the financial risk of loss associated with services rendered and combines the services provided into an integrated solution, as specified within the Company’s customer contracts. The Company has the ability to influence contractual fees with customers and possesses the financial risk of loss in certain contractual obligations. These factors indicate the Company is the principal and, as such, it is required to recognize revenue gross and service partner vendor fees in the operating expense in the Company’s consolidated statements of income.

The following table presents revenues disaggregated by service line for the fiscal years ended March 31, 2020 and 2019:

	2020	2019
Patient management services	$386,814,000	$368,198,000
Network solutions services	205,411,000	227,542,000
Total services	$592,225,000	$595,740,000

Arrangements with Multiple Performance Obligations

For many of the Company’s services, the Company typically has one performance obligation; however, the Company also provides the customer with an option to acquire additional services. The Company offers multiple services under its patient management and network solutions service lines. The Company typically provides a menu of offerings from which the customer may choose to purchase. The price of each service is separate and distinct and provides a separate and distinct value to the customer. Pricing is generally consistent for each service irrespective of the other services or quantities requested by the customer.

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivables, unbilled receivables, and contract liabilities (reported as deferred revenues) on the Company’s consolidated balance sheets. Unbilled receivables are due to the Company unconditionally for services already rendered except for physical invoicing and the passage of time. Invoicing requirements vary by customer contract but substantially all unbilled revenues are billed within one year.

	March 31, 2020	March 31, 2019
Billed receivables	$51,208,000	$58,410,000
Allowance for doubtful accounts	(5,133,000)	(5,508,000)
Unbilled receivables	19,692,000	18,434,000
Accounts receivable, net	$65,767,000	$71,336,000

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

The table below presents the deferred revenues balance and the significant activity affecting deferred revenues during the fiscal year ended March 31, 2020:

March 31, 2020
Beginning balance at April 1, 2019 (Note 5)	$16,900,000
Additions	29,281,000
Revenue recognized from beginning of period	(8,482,000)
Revenue recognized from additions	(20,054,000)
Ending balance at March 31, 2020 (Note 5)	$17,645,000

Remaining Performance Obligations

As of March 31, 2020, the Company had $17.6 million of remaining performance obligations related to claims and non-claims services for which the price is fixed. Remaining performance obligations consist of deferred revenues.  The Company expects to recognize approximately 97% of its remaining performance obligations as revenues within one year and the remaining balance thereafter. See the discussion below regarding the practical expedients elected for the disclosure of remaining performance obligations.

Costs to Obtain a Contract

The Company has an internal sales force compensation program where remuneration is based solely on the revenues recognized in the period and does not represent an incremental cost to the Company which provides a future benefit expected to be longer than one year and would meet the criteria to be capitalized and presented as unbilled receivables on the Company’s consolidated balance sheets.

Practical Expedients Elected

As a practical expedient, the Company does not adjust the consideration in a contract for the effects of a significant financing component. It expects, at contract inception, that the period between a customer’s payment of consideration and the transfer of promised services to the customer will be one year or less.

For patient management services that are billed on a time-and-expense incurred or per unit basis and for which revenue is recognized over time, the Company recognizes revenue at the amount to which it has the right to invoice for services performed.

The Company does not disclose the value of remaining performance obligations for (i) contracts for which it recognizes revenue at the amount to which it has the right to invoice for services performed, and (ii) contracts with variable consideration allocated entirely to a single performance obligation.

Note 3 — Stock Options and Stock-Based Compensation

Under the Company’s Restated Omnibus Incentive Plan (formerly the Restated 1988 Executive Stock Option Plan) (“the Plan”) as in effect at March 31, 2020, options exercisable for up to 19,865,000 shares of the Company’s common stock may be granted over the life of the Plan to key employees, non-employee directors, and consultants at exercise prices not less than the fair market value of the common stock on the date of grant. Options granted under the Plan are non-statutory stock options and generally vest 25% one year from the date of grant, with the remaining 75% vesting ratably each month for the next 36 months. The options granted to employees and the Company’s Board of Directors expire at the end of five years and ten years from date of grant, respectively.  All options granted in fiscal 2020 and 2019 were granted with an exercise price equal to the fair value of the Company’s common stock on the grant date.

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

The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for the fiscal years ended March 31, 2020, 2019 and 2018:

	Fiscal 2020	Fiscal 2019	Fiscal 2018
Expected volatility	33%	34%	40%
Risk free interest rate	1.42% to 2.33%	2.46% to 2.96%	1.88% to 2.56%
Dividend yield	0.0%	0.0%	0.0%
Weighted average option life	4.4 to 4.5 years	4.4 to 4.5 years	4.4 to 4.5 years

For the fiscal years ended March 31, 2020, 2019 and 2018, the Company recorded share-based compensation expense of $4,485,000, $4,349,000, and $3,164,000, respectively. The table below shows the amounts recognized in the financial statements for the fiscal years ended March 31, 2020, 2019 and 2018.

	Fiscal 2020	Fiscal 2019	Fiscal 2018
Cost of revenue	$2,028,000	$1,896,000	$1,749,000
General and administrative	2,457,000	2,453,000	1,415,000
Total cost of stock-based compensation included in income before income taxes	4,485,000	4,349,000	3,164,000
Amount of income tax benefit recognized	985,000	1,048,000	1,105,000
Amount charged to net income	$3,500,000	$3,301,000	$2,059,000
Effect on basic earnings per share	$0.19	$0.18	$0.11
Effect on diluted earnings per share	$0.19	$0.17	$0.11

The following table summarizes information for all stock options for the fiscal years March 31, 2020, 2019 and 2018:

	Fiscal 2020	Fiscal 2019	Fiscal 2018
Options outstanding – beginning of fiscal year	1,058,411	1,064,439	1,143,928
Options granted	271,575	290,300	334,200
Options exercised	(235,932)	(250,604)	(314,846)
Options cancelled/forfeited	(64,951)	(45,724)	(98,843)
Options outstanding – end of fiscal year	1,029,103	1,058,411	1,064,439
During the fiscal year, weighted average exercise price of:
Options granted	$79.49	$57.27	$52.57
Options exercised	$38.34	$36.44	$27.59
Options cancelled/forfeited	$59.87	$36.71	$35.59
At the end of fiscal year:
Price range of outstanding options	$20.08-$88.22	$12.71-$62.31	$12.71-$57.75
Weighted average exercise price per share	$54.87	$45.17	$39.45
Options available for future grants	316,691	523,415	260,961
Exercisable options	468,107	440,386	445,387

The following table summarizes the status of stock options outstanding and exercisable at March 31, 2020:

Range of Exercise Prices	Number of Outstanding Options	Weighted Average Remaining Contractual Life	Outstanding Options – Weighted Average Exercise Price	Exercisable Options – Number of Exercisable Options	Exercisable Options – Weighted Average Exercise Price
$20.08 to $43.32	264,782	2.19	$31.41	247,798	$30.91
$43.33 to $57.75	363,979	2.91	52.58	185,609	51.83
$57.76 to $77.93	323,392	4.04	68.83	34,700	59.89
$77.94 to $88.22	76,950	5.50	87.76	—	—
Total	1,029,103	3.28	$54.87	468,107	$41.35

The following table summarizes the status of all outstanding options at March 31, 2020, and changes during the fiscal year then ended:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value as of March 31, 2020
Options outstanding, March 31, 2019	1,058,411	$45.17
Granted	271,575	79.49
Exercised	(235,932)	38.34
Cancelled – forfeited	(60,466)	61.23
Cancelled – expired	(4,485)	41.63
Options outstanding, March 31, 2020	1,029,103	$54.87	3.28	$7,345,665
Options vested and expected to vest	877,664	$48.41	2.91	$4,465,053
Ending exercisable	468,107	$41.35	2.42	$6,589,011

The weighted average fair value of options granted during fiscal 2020, 2019 and 2018 was $22.99, $19.83, and $19.24, respectively.  The total intrinsic value of options exercised during fiscal years 2020, 2019 and 2018 was $10,281,000, $5,817,000, and $7,780,000 respectively.

Included in the above-noted stock option grants and stock compensation expense are performance-based stock options which vest only upon the Company’s achievement of certain earnings per share targets on a calendar year basis, as determined by the Company’s Board of Directors. These options were valued in the same manner as the time-based options. However, the Company only recognizes stock compensation expense to the extent that the targets are determined to be probable of being achieved, which triggers the vesting of the performance options.   During the fiscal years ended March 31, 2020, 2019 and 2018, the Company recognized stock compensation expense for performance-based options in the amount of $1,625,000, $1,631,000, and $649,000, respectively.

The Company received $8,147,000, $7,241,000, and $3,426,000 of cash receipts from the exercise of stock options during fiscal 2020, 2019 and 2018, respectively.  As of March 31, 2020, $6,054,000 of total unrecognized compensation costs related to stock options is expected to be recognized over a weighted average period of 3 years.

Note 4 — Property and Equipment

Property and equipment, net consisted of the following at March 31, 2020 and 2019:

	2020	2019
Computer software	$150,780,000	$152,885,000
Office equipment and computers	66,398,000	68,006,000
Land, building and improvements	11,048,000	5,843,000
Leasehold improvements	14,962,000	13,539,000
	243,188,000	240,273,000
Less: accumulated depreciation and amortization	(167,288,000)	(178,293,000)
	$75,900,000	$61,980,000

Depreciation expense totaled $22,081,000, $22,544,000 and $21,338,000 for the fiscal years ended March 31, 2020, 2019 and 2018, respectively.  During fiscal 2020, the Company has occupied the building that was purchased in fiscal 2018.

Note 5 — Accounts and Income Taxes Payable and Accrued Liabilities

Accounts and income taxes payable consisted of the following at March 31, 2020 and 2019:

	2020	2019
Accounts payable	$15,145,000	$9,925,000
Uncertain tax positions	1,218,000	1,553,000
	$16,363,000	$11,478,000

Accrued liabilities consisted of the following at March 31, 2020 and 2019:

	2020	2019
Payroll, payroll taxes and employee benefits	$26,024,000	$23,647,000
Customer deposits	48,991,000	45,268,000
Accrued professional service fees	5,919,000	8,377,000
Self-insurance accruals	3,248,000	3,523,000
Deferred revenue	17,645,000	16,900,000
Operating lease liabilities	13,223,000	5,708,000
Other	2,276,000	2,018,000
	$117,326,000	$105,441,000

Note 6 — Income Taxes

The income tax provision consisted of the following for the fiscal years ended March 31, 2020, 2019 and 2018:

	2020	2019	2018
Current — Federal	$9,212,000	$10,233,000	$11,177,000
Current — State	2,652,000	3,121,000	1,905,000
Subtotal	11,864,000	13,354,000	13,082,000
Deferred — Federal	1,418,000	941,000	(955,000)
Deferred — State	52,000	515,000	81,000
Subtotal	1,470,000	1,456,000	(874,000)
	$13,334,000	$14,810,000	$12,208,000

The following is a reconciliation of the income tax provision from the statutory federal income tax rate to the effective rate for the fiscal years ended March 31, 2020, 2019 and 2018:

	2020	2019	2018
Income taxes at federal statutory rate	$12,749,000	$12,918,000	$15,112,000
State income taxes, net of federal benefit	2,243,000	2,848,000	1,645,000
Uncertain tax positions	(263,000)	(175,000)	(464,000)
Permanent items and tax credits	(1,632,000)	(666,000)	(1,364,000)
Adjustments to returns as filed	110,000	131,000	138,000
Valuation allowance	127,000	317,000	236,000
Impact of tax reform	—	(563,000)	(3,095,000)
	$13,334,000	$14,810,000	$12,208,000

Deferred tax assets and liabilities at March 31, 2020 and 2019 are, as follows:

	2020	2019
Deferred tax assets:
Accrued liabilities not currently deductible	$5,640,000	$6,277,000
Allowance for doubtful accounts	1,293,000	1,422,000
Stock-based compensation	2,058,000	1,833,000
Accrued rent	—	1,474,000
Deferred lease liability	24,765,000	—
Other	938,000	1,123,000
Deferred tax assets	34,694,000	12,129,000
Deferred tax liabilities:
Excess of book over tax basis of fixed assets	(13,024,000)	(10,836,000)
Intangible assets	(4,507,000)	(4,438,000)
Right-of-use asset	(22,837,000)	—
Accrued revenue	(1,143,000)	(2,354,000)
Other	(267,000)	(242,000)
Total deferred tax liabilities	(41,778,000)	(17,870,000)
Valuation allowance	(680,000)	(553,000)
Deferred tax liabilities	(42,458,000)	(18,423,000)
Net deferred tax liability	$(7,764,000)	$(6,294,000)

Prepaid expenses and income taxes include $3,870,000 and $1,160,000 at March 31, 2020 and 2019, respectively.  Accounts and income taxes payable include $0 at March 31, 2020 and $73,000 for March 31, 2019, for income taxes due in the first quarter of the following fiscal year.

A reconciliation of the financial statement recognition and measurement of uncertain tax positions during the current fiscal year is as follows:

Balance as of March 31, 2019	$1,264,000
Additions based on tax positions related to the current year	62,000
Additions for tax positions of prior years	30,000
Reductions for tax positions related to the current year	—
Reductions for tax positions of prior years	(344,000)
Balance as of March 31, 2020	$1,012,000

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  During the fiscal years ended March 31, 2020, 2019 and 2018, the Company recognized approximately $(10,000), $22,000 and $(53,000) in interest and penalties, respectively.  As of March 31, 2020, 2019 and 2018, accrued interest and penalties related to uncertain tax positions were $206,000, $216,000 and $194,000, respectively.

The tax fiscal years from 2016-2019 remain open to examination by the major taxing jurisdictions to which the Company is subject.

On December 22, 2017, the Tax Cuts and Jobs Act was enacted into law. Among numerous provisions included in the new law was the reduction of the corporate federal income tax rate from 35% to 21% effective January 1, 2018. The Company continues to analyze and assess the impact of the Tax Cuts and Jobs Act and believes certain aspects of its impact on the Company’s business may not be fully known for some time. The final impact may differ, possibly materially, due to, among other things, changes in interpretations, assumptions made by the Company, the issuance of federal tax regulations and guidance, and actions the Company may take as a result of the Tax Cuts and Jobs Act.  In the absence of guidance on various uncertainties and ambiguities in the application of certain provisions of the Tax Cuts and Jobs Act, the Company is using what it believes are reasonable interpretations and assumptions in applying the Tax Cuts and Jobs Act, but it is possible that the U.S. Department of Treasury could issue subsequent rules and regulations, or the Internal Revenue Service could issue subsequent guidance or take positions on audit, that differ from the Company’s prior interpretations and assumptions, which could have a material, adverse effect on the Company’s cash, tax assets and liabilities, results of operations, and financial condition.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted into law. The Company does not intend to apply for governmental loans from the CARES Act or any other governmental programs to support the

Company’s operations.  The Company is taking advantage of certain aspects of the CARES Act such as the deferral of payroll tax deposits and continuing to evaluate the other provisions of the CARES Act.

Note 7 — Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (as amended, “ESPP”) which allows employees of the Company and its subsidiaries to purchase shares of common stock on the last day of two six-month purchase periods (i.e. March 31 and September 30) at a purchase price which is 95% of the closing sale price of shares as quoted on NASDAQ on the last day of such purchase period.  Employees are allowed to contribute up to 20% of their gross pay. A maximum of 2,850,000 shares has been authorized for issuance under the ESPP. As of March 31, 2020, 2,486,565 shares had been issued pursuant to the ESPP.  Summarized ESPP information is as follows:

	2020	2019	2018
Employee contributions	$505,000	$503,000	$458,000
Shares acquired	8,451	8,271	8,976
Average purchase price	$59.70	$59.55	$49.78

Note 8 — Treasury Stock

During each of the three fiscal years ended March 31, 2020, the Company continued to repurchase shares of its common stock under a program originally approved by the Company’s Board of Directors in 1996. The total number of shares of common stock authorized to be repurchased over the life of the program is 37,000,000 shares of common stock.  On March 21, 2020, the Company temporarily suspended its stock repurchase program in order to provide the Company maximum flexibility to focus on serving its customers as it navigates through the COVID-19 pandemic. The Company has lifted this temporary suspension and expects to resume its stock repurchase program in the June 2020 quarter.  Purchases may be made from time to time depending on market conditions and other relevant factors. The share repurchases for the fiscal years ended March 31, 2020, 2019 and 2018 and cumulatively since inception of the authorization, are as follows:

	2020	2019	2018	Cumulative
Shares repurchased	822,353	582,159	249,245	36,285,591
Cost	$65,608,000	$35,167,000	$11,187,000	$531,763,000
Average price	$79.78	$60.41	$44.88	$14.65

Note 9 – Leases

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

The components of lease expenses are as follows:

March 31, 2020
Operating lease expense	$14,992,000
Short-term lease expense	323,000
Variable lease expense	124,000
Total lease expenses	$15,439,000

The following table presents the lease related assets and liabilities recorded on the Company’s consolidated balance sheets related to its operating leases:

March 31, 2020
Right-of-use asset, net	$90,666,000
Short-term lease liability	$13,223,000
Long-term lease liability	85,096,000
Total lease liabilities	$98,319,000
Weighted average remaining lease term	8.27 years
Weighted average discount rate	4.0%

Supplemental cash flow information related to operating leases for fiscal year ended March 31, 2020 were as follows:

Cash paid for amounts included in the measurement of operating lease liabilities	$14,992,000
Operating lease liabilities arising from obtaining ROU assets	$110,606,000
Reductions to ROU assets resulting from reductions to operating lease liabilities	$8,354,000

As of March 31, 2020, maturities of operating lease liabilities for each of the next five years and thereafter are as follows:

2021	$14,971,000
2022	14,282,000
2023	14,361,000
2024	12,924,000
2025	12,360,000
Thereafter	47,908,000
Total lease payments	116,806,000
Less interest	(18,487,000)
Total lease liabilities	$98,319,000

As of March 31, 2020, the Company has approximately $4.4 million of additional operating lease commitments that have not yet commenced.  These leases commence in 2020 and have lease terms between 2 years and 11 years.

Note 10 — Contingencies and Legal Proceedings

The Company is involved in litigation arising in the ordinary course of business. Management believes that resolution of these matters will not result in any payment that, in the aggregate, would be material to the consolidated financial position or results of operations of the Company.

Note 11 — Retirement Savings Plan

The Company maintains a retirement savings plan for its employees, which is a qualified plan under Section 401(k) of the Internal Revenue Code. Full-time employees that meet certain requirements are eligible to participate in the plan. Employer contributions are made annually, primarily at the discretion of the Company’s Board of Directors. Contributions of $829,000, $777,000 and $557,000 were charged to operations for the fiscal years ended March 31, 2020, 2019 and 2018, respectively.

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

Note 14 — Segment Reporting

The Company derives the majority of its revenues from providing patient management and network solutions services to payors of workers’ compensation benefits, automobile insurance claims and group health insurance benefits. Patient management services include claims administration, utilization review, medical case management, and vocational rehabilitation. Network solutions services include fee schedule auditing, hospital bill auditing, coordination of independent medical examinations, diagnostic imaging review services and preferred provider referral services. The percentages of revenues attributable to patient management and network solutions services for the fiscal years ended March 31, 2020, 2019 and 2018 are listed below.

	2020	2019	2018
Patient management services	65.3%	61.8%	56.7%
Network solutions services	34.7%	38.2%	43.3%
	100.0%	100.0%	100.0%

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

Under ASC 280-10, two or more operating segments may be aggregated into a single operating segment for financial reporting purposes if aggregation is consistent with the objective and basic principles, if the segments have similar economic characteristics, and if the segments are similar in each of the following areas: (i) the nature of products and services, (ii) the nature of the production processes, (iii) the type or class of customer for their products and services, and (iv) the methods used to distribute their products or provide their services. The Company believes each of the Company’s regions meet these criteria as they provide similar managed care services to similar customers using similar methods of production and distribution.  All of the Company’s regions perform both patient management and network solutions services.

Because the Company believes it meets each of the criteria set forth above and each of the Company’s regions has similar economic characteristics, the Company aggregates its results of operations in one reportable operating segment.

Note 15 — Other Intangible Assets

Other intangible assets consisted of the following at March 31, 2020:

Item	Life	Cost	Fiscal 2020 Amortization Expense	Accumulated Amortization at March 31, 2020	Cost, Net of Accumulated Amortization at March 31, 2020
Covenant Not to Compete	5 years	$775,000	$—	$775,000	$—
Customer Relationships	18-20 years	7,922,000	421,000	5,414,000	2,508,000
Third Party Administrator Licenses	15 years	204,000	14,000	172,000	32,000
Total		$8,901,000	$435,000	$6,361,000	$2,540,000

Other intangible assets consisted of the following at March 31, 2019:

Item	Life	Cost	Fiscal 2019 Amortization Expense	Accumulated Amortization at March 31, 2019	Cost, Net of Accumulated Amortization at March 31, 2019
Covenant Not to Compete	5 years	$775,000	$—	$775,000	$—
Customer Relationships	18-20 years	7,922,000	426,000	4,993,000	2,929,000
Third Party Administrator Licenses	15 years	204,000	14,000	158,000	46,000
Total		$8,901,000	$440,000	$5,926,000	$2,975,000

Amortization expense is expected to be $435,000 in fiscal 2021, $434,000 in fiscal 2022, $425,000 in fiscal 2023, $423,000 in fiscal 2024, $384,000 in fiscal 2025, and $439,000 thereafter.

Note 16 — Quarterly Results (Unaudited)

The following is a summary of unaudited quarterly results of operations for each of the quarters in the fiscal years ended March 31, 2020 and 2019:

	Revenues	Gross Profit	Net Income	Net Income per Basic Common Share	Net Income per Diluted Common Share
Fiscal Year Ended March 31, 2020:
First Quarter	$150,139,000	$33,134,000	$13,407,000	$0.72	$0.71
Second Quarter	146,970,000	32,843,000	12,871,000	0.70	0.69
Third Quarter	148,092,000	29,253,000	9,352,000	0.51	0.50
Fourth Quarter	147,024,000	30,691,000	11,747,000	0.65	0.64
Fiscal Year Ended March 31, 2019:
First Quarter	$150,398,000	$31,353,000	$11,778,000	$0.62	$0.62
Second Quarter	148,176,000	31,490,000	12,789,000	0.68	0.67
Third Quarter	146,082,000	29,354,000	10,298,000	0.55	0.54
Fourth Quarter	151,084,000	32,612,000	11,838,000	0.64	0.63