Form 10-Q
period 2020-06-30
CORVEL CORP
filed 2020-08-06
CIK 874866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The number of shares outstanding of the registrant's Common Stock, $0.0001 par value per share, as of August 4, 2020, was 17,932,274.

CORVEL CORPORATION

FORM 10-Q

Part I – FINANCIAL INFORMATION

Item 1 – Financial Statements

CORVEL CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30, 2020	March 31, 2020
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$94,111,000	$83,223,000
Customer deposits	52,689,000	48,991,000
Accounts receivable, net	67,469,000	65,767,000
Prepaid taxes and expenses	10,167,000	11,010,000
Total current assets	224,436,000	208,991,000
Property and equipment, net	74,360,000	75,900,000
Goodwill	36,814,000	36,814,000
Other intangibles, net	2,431,000	2,540,000
Right-of-use asset, net (Note 10)	86,250,000	90,666,000
Other assets	718,000	1,349,000
TOTAL ASSETS	$425,009,000	$416,260,000
Liabilities and Stockholders' Equity
Current Liabilities
Accounts and taxes payable (Note 9)	$16,618,000	$16,363,000
Accrued liabilities (Note 9)	121,917,000	117,326,000
Total current liabilities	138,535,000	133,689,000
Deferred income taxes	7,515,000	7,764,000
Long-term operating lease liabilities (Note 10)	80,867,000	85,096,000
Total liabilities	226,917,000	226,549,000
Commitments and contingencies (Notes 7 and 8)
Stockholders' Equity
Common stock, $.0001 par value: 120,000,000 shares authorized at June 30, 2020 and March 31, 2020; 54,296,812 shares issued (17,976,583 shares outstanding, net of Treasury shares) and 54,254,557 shares issued (17,968,966 shares outstanding, net of Treasury shares) at June 30, 2020 and March 31, 2020, respectively	3,000	3,000
Paid-in capital	171,412,000	168,935,000
Treasury stock (36,320,229 shares at June 30, 2020 and 36,285,591 shares at March 31, 2020)	(534,162,000)	(531,764,000)
Retained earnings	560,839,000	552,537,000
Total stockholders' equity	198,092,000	189,711,000
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$425,009,000	$416,260,000

See accompanying notes to unaudited consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED INCOME STATEMENTS – UNAUDITED

	Three Months Ended June 30,
	2020	2019
REVENUES	$129,600,000	$150,139,000
Cost of revenues	103,091,000	117,005,000
Gross profit	26,509,000	33,134,000
General and administrative expenses	15,585,000	15,752,000
Income before income tax provision	10,924,000	17,382,000
Income tax provision	2,622,000	3,975,000
NET INCOME	$8,302,000	$13,407,000
Net income per common and common equivalent share
Basic	$0.46	$0.72
Diluted	$0.46	$0.71
Weighted average common and common equivalent shares
Basic	17,983,000	18,524,000
Diluted	18,114,000	18,787,000

See accompanying notes to unaudited consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY – UNAUDITED

	Three Months Ended June 30, 2020
	Common Shares	Stock Amount	Paid-in- Capital	Treasury Shares	Treasury Stock	Retained Earnings	Total Stockholders' Equity
Balance – March 31, 2020	54,254,557	$3,000	$168,935,000	(36,285,591)	$(531,764,000)	$552,537,000	$189,711,000
Stock issued under stock option plan, net of shares repurchased	42,255	—	1,482,000	—	—	—	1,482,000
Stock-based compensation expense	—	—	995,000	—	—	—	995,000
Purchase of treasury stock	—	—	—	(34,638)	(2,398,000)	—	(2,398,000)
Net income	—	—	—	—	—	8,302,000	8,302,000
Balance – June 30, 2020	54,296,812	$3,000	$171,412,000	(36,320,229)	$(534,162,000)	$560,839,000	$198,092,000

	Three Months Ended June 30, 2019
	Common Shares	Stock Amount	Paid-in- Capital	Treasury Shares	Treasury Stock	Retained Earnings	Total Stockholders' Equity
Balance – March 31, 2019	54,021,032	$3,000	$155,798,000	(35,463,238)	$(466,156,000)	$505,160,000	$194,805,000
Stock issued under stock option plan, net of shares repurchased	96,183	—	3,499,000	—	—	—	3,499,000
Stock-based compensation expense	—	—	1,225,000	—	—	—	1,225,000
Purchase of treasury stock	—	—	—	(124,411)	(9,119,000)	—	(9,119,000)
Net income	—	—	—	—	—	13,407,000	13,407,000
Balance – June 30, 2019	54,117,215	$3,000	$160,522,000	(35,587,649)	$(475,275,000)	$518,567,000	$203,817,000

See accompanying notes to unaudited consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED

	Three Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities
NET INCOME	$8,302,000	$13,407,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,828,000	5,678,000
Loss on write down or disposal of property, capitalized software or investment	493,000	24,000
Stock compensation expense	995,000	1,225,000
Provision for doubtful accounts	1,197,000	198,000
Deferred income tax	(249,000)	(306,000)
Changes in operating assets and liabilities
Accounts receivable	(2,899,000)	4,297,000
Customer deposits	(3,698,000)	1,600,000
Prepaid taxes and expenses	843,000	501,000
Other assets	133,000	(904,000)
Accounts and taxes payable	(311,000)	7,866,000
Accrued liabilities	4,591,000	2,160,000
Operating lease liabilities	186,000	(9,384,000)
Net cash provided by operating activities	15,411,000	26,362,000
Cash Flows from Investing Activities
Purchase of property and equipment	(3,607,000)	(8,030,000)
Net cash used in investing activities	(3,607,000)	(8,030,000)
Cash Flows from Financing Activities
Purchase of treasury stock	(2,398,000)	(9,119,000)
Exercise of common stock options	1,482,000	3,499,000
Net cash used in financing activities	(916,000)	(5,620,000)
Increase in cash and cash equivalents	10,888,000	12,712,000
Cash and cash equivalents at beginning of period	83,223,000	91,713,000
Cash and cash equivalents at end of period	$94,111,000	$104,425,000
Supplemental Cash Flow Information:
Income taxes paid	$211,000	$310,000
Purchase of software license under finance agreement	$—	$5,685,000

See accompanying notes to unaudited consolidated financial statements.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

Note 1 — Summary of Significant Accounting Policies

Basis of Presentation: The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

The unaudited consolidated financial statements herein have been prepared by CorVel Corporation (“the Company”, “we”, “our”, “us”) pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).  The accompanying interim unaudited financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited consolidated financial statements for the latest fiscal year ended March 31, 2020.  Accordingly, note disclosures which would substantially duplicate the disclosures contained in the March 31, 2020 audited consolidated financial statements have been omitted from these interim unaudited consolidated financial statements.

The Company evaluated all subsequent events and transactions through the date of filing this report.

Certain information and note disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the three months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2021.  For further information, refer to the audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2020 included in the Company's Annual Report on Form 10-K filed with the SEC on June 10, 2020.

Reclassification:  The Company has reclassified certain amounts in its consolidated statements of cash flows for the period ended June 30, 2019 to conform to the consolidated statements of cash flows presentation for the period ended June 30, 2020.  The reclassification relates to the depreciation and amortization and operating lease liabilities amounts under operating activities.

Impact of COVID-19:  The COVID-19 pandemic has impacted and could further impact our operations and the operations of our suppliers and vendors as a result of quarantines, facility closures, illnesses, reduced medical services, and travel and logistics restrictions. The extent to which the COVID-19 pandemic impacts our business, results of operations, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to the duration, spread, severity, and impact of the COVID-19 pandemic, the effects of the COVID-19 pandemic on our customers, suppliers, vendors, the remedial actions and stimulus measures adopted by federal, state, and local governments, and to what extent normal economic and operating conditions can resume. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any economic recession or depression that has occurred or may occur in the future. Therefore, the Company cannot reasonably estimate the full impact at this time.

Recent Accounting Pronouncements: In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes”.  The pronouncement simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC Topic 740, “Income Taxes”.  The pronouncement also improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance.  This standard is effective for fiscal years beginning after December 15, 2020, with early adoption permitted.  We are still evaluating the impact this guidance will have on our consolidated financial statements.

Guidance Adopted: In June 2016, the FASB issued ASU 2016-13 regarding ASC Topic 326, “Measurement of Credit Losses on Financial Instruments”.  The pronouncement changes the impairment model for most financial assets and will require the use of an "expected loss" model for instruments measured at amortized cost. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. Subsequently, the FASB issued an amendment to clarify the implementation dates and items that fall within the scope of this pronouncement. This standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  The Company has adopted this standard as of April 1, 2020.  The adoption did not have a material impact on our consolidated financial statements.  On an ongoing basis, the Company will contemplate forward-looking economic conditions in recording lifetime expected credit losses for the Company’s financial assets measured at cost.

In January 2017, the FASB issued ASU 2017-04 regarding ASC Topic 350, “Simplifying the Test for Goodwill Impairment”.  The pronouncement simplifies the accounting for goodwill impairments by eliminating step two from the goodwill impairment test. Under this guidance, if the carrying amount of a reporting unit exceeds its estimated fair value, an impairment charge shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. This standard is effective for fiscal years beginning after December 15, 2019, with early adoption permitted.  The Company has adopted this standard as of April 1, 2020.  The adoption did not have a material impact on our consolidated financial statements.

Note 2 – Revenue Recognition

The Company adopted ASC 606 using the modified retrospective method for those contracts which were not substantially completed as of the transition date, which was April 1, 2018.  The reported results for the three months ended June 30, 2020 and 2019 reflect the application of the guidance of ASC 606.  There was no material impact to any of the line items within the Company’s Consolidated Statements of Income or Consolidated Balance Sheets as a result of applying ASC 606 for the three months ended June 30, 2020.

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

The following table presents revenues disaggregated by service line for the three months ended June 30, 2020 and June 30, 2019:

	Three Months Ended	Three Months Ended
	June 30, 2020	June 30, 2019
Patient management services	$85,221,000	$99,491,000
Network solutions services	44,379,000	50,648,000
Total services	$129,600,000	$150,139,000

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

	June 30, 2020	March 31, 2020
Billed receivables	$51,350,000	$51,208,000
Allowance for doubtful accounts	(6,133,000)	(5,133,000)
Unbilled receivables	22,252,000	19,692,000
Accounts receivable, net	$67,469,000	$65,767,000

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

The table below presents the deferred revenues balance and the significant activity affecting deferred revenues during the three months ended June 30, 2020:

Three Months Ended
June 30, 2020
Beginning balance at April 1, 2020 (Note 9)	$17,645,000
Additions	8,418,000
Revenue recognized from beginning of period	(2,354,000)
Revenue recognized from additions	(4,987,000)
Ending balance at June 30, 2020 (Note 9)	$18,722,000

Remaining Performance Obligations

As of June 30, 2020, the Company had $18.7 million of remaining performance obligations related to claims and non-claims services for which the price is fixed. Remaining performance obligations consist of deferred revenues. The Company expects to recognize approximately 97% of its remaining performance obligations as revenues within one year and the remaining balance thereafter. See the discussion below regarding the practical expedients elected for the disclosure of remaining performance obligations.

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

Note 3 — Stock-Based Compensation and Stock Options

Under the Company’s Restated Omnibus Incentive Plan (formerly the Restated 1988 Executive Stock Option Plan) (“the Plan”) as in effect at June 30, 2020, options exercisable for up to 19,865,000 shares of the Company’s common stock may be granted over the life of the Plan to key employees, non-employee directors, and consultants at exercise prices not less than the fair market value of the common stock on the date of grant. Options granted under the Plan are non-statutory stock options and generally vest 25% one year from the date of grant with the remaining 75% vesting ratably each month for the next 36 months. The options granted to employees and the Company’s Board of Directors expire at the end of five years and ten years from the date of grant, respectively.  All options granted in the three months ended June 30, 2020 and 2019 were granted with an exercise price equal to the fair value of the Company’s common stock on the grant date and are non-statutory stock options.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model with the assumptions included in the table below. The Company uses historical data, among other factors, to estimate the expected volatility, the expected dividend yield and the expected option life. The Company accounts for forfeitures as they occur, rather than estimating expected forfeitures.  The risk-free rate is based on the interest rate paid on a U.S. Treasury issue with a term similar to the estimated life of the option.  The following assumptions were used to estimate the fair value of options granted during the three months ended June 30, 2020 and 2019 using the Black-Scholes option-pricing model:

	Three Months Ended
	June 30, 2020	June 30, 2019
Risk-free interest rate	0.36%	2.33%
Expected volatility	34%	32%
Expected dividend yield	0.00%	0.00%
Expected weighted average life of option in years	4.5 years	4.5 years

For the three months ended June 30, 2020 and 2019, the Company recorded share-based compensation expense of $995,000 and $1,225,000, respectively. The table below shows the amounts recognized in the unaudited consolidated financial statements for stock compensation expense for time-based options and performance-based options during the three months ended June 30, 2020 and 2019, respectively.

	Three Months Ended
	June 30, 2020	June 30, 2019
Cost of revenues	$488,000	$485,000
General and administrative	507,000	740,000
Total cost of stock-based compensation included in income before income tax provision	995,000	1,225,000
Amount of income tax benefit recognized	(239,000)	(265,000)
Amount charged against net income	$756,000	$960,000
Effect on basic earnings per share	$(0.04)	$(0.05)
Effect on diluted earnings per share	$(0.04)	$(0.05)

The following table summarizes information for all stock options for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning	1,029,103	$54.87	1,058,411	$45.17
Options granted	45,175	52.69	47,025	70.24
Options exercised	(44,363)	36.15	(100,955)	38.01
Options cancelled/forfeited	(12,421)	58.98	(3,651)	51.43
Options outstanding, ending	1,017,494	$55.54	1,000,830	$47.05

The following table summarizes the status of stock options outstanding and exercisable at June 30, 2020:

Range of Exercise Price	Number of Outstanding Options	Weighted Average Remaining Contractual Life	Outstanding Options – Weighted Average Exercise Price	Exercisable Options – Number of Exercisable Options	Exercisable Options – Weighted Average Exercise Price
$20.08 to $45.90	299,748	2.02	$34.99	274,388	$34.27
$45.91 to $57.75	327,027	3.29	53.95	138,692	53.86
$57.76 to $77.93	314,669	3.84	68.97	46,683	62.68
$77.94 to $88.22	76,050	5.28	87.76	—	—
Total	1,017,494	3.23	$55.54	459,763	$43.07

The following table summarizes the status of all outstanding options at June 30, 2020, and changes during the three months then ended:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value as of June 30, 2020
Options outstanding at April 1, 2020	1,029,103	$54.87
Granted	45,175	52.69
Exercised	(44,363)	36.15
Cancelled – forfeited	(10,951)	61.34
Cancelled – expired	(1,470)	41.44
Ending outstanding	1,017,494	$55.54	3.23	$17,853,276
Ending vested and expected to vest	865,307	$48.31	2.90	$14,950,515
Ending exercisable at June 30, 2020	459,763	$43.07	2.39	$12,792,666

The weighted-average grant-date fair value of options granted during the three months ended June 30, 2020 and 2019, was $15.19 and $21.30, respectively.

Included in the above-noted stock option grants and stock compensation expense are performance-based stock options that vest only upon the Company’s achievement of certain earnings per share targets on a calendar year basis, as determined by the Company’s Board of Directors.  These options were valued in the same manner as the time-based options. However, the Company only recognizes stock compensation expense to the extent that the targets are determined to be probable of being achieved, which triggers the vesting of the performance options.  The Company recognized $294,000 and $543,000 of stock compensation expense for the three months ended June 30, 2020 and 2019, respectively, for performance-based stock options.

Note 4 — Treasury Stock

The Company’s Board of Directors approved the commencement of a stock repurchase program in the fall of 1996.  In February 2019, the Company’s Board of Directors approved a 1,000,000 share expansion to the Company’s existing stock repurchase program, increasing the total number of shares of the Company’s common stock approved for repurchase over the life of the program to 37,000,000 shares.  Since the commencement of the stock repurchase program, the Company has spent $534 million on the repurchase of 36,320,229 shares of its common stock, equal to 67% of the outstanding common stock had there been no repurchases.  The average price of these repurchases was $14.71 per share. These repurchases were funded primarily by the net earnings of the Company, along with proceeds from the exercise of common stock options.  Although the Company had temporarily suspended share repurchases under its stock repurchase program from March 21 through June 14, 2020, the Company repurchased 34,638 shares of its common stock for $2.4 million at an average price of $69.27 per share during the three months ended June 30, 2020 after its stock repurchase program resumed.  The Company had 17,976,583 shares of common stock outstanding as of June 30, 2020, net of the 36,320,229 shares in treasury.  During the period subsequent to the quarter ended June 30, 2020, the Company repurchased 62,903 shares of its common stock for $4.8 million at an average price of $76.11 per share under the Company’s stock repurchase program.

Note 5 — Weighted Average Shares and Net Income Per Share

Basic weighted average common shares outstanding decreased to 17,983,000 for the quarter ended June 30, 2020 from 18,524,000 for the quarter ended June 30, 2019.  Diluted weighted average common and common equivalent shares outstanding decreased to 18,114,000 for the quarter ended June 30, 2020 from 18,787,000 for the quarter ended June 30, 2019.

Net income per common and common equivalent share was computed by dividing net income by the weighted average number of common and common share equivalents outstanding during the period.  The following table sets forth the calculations of the basic and diluted weighted average common shares for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020	2019
Net Income	$8,302,000	$13,407,000
Basic:
Weighted average common shares outstanding	17,983,000	18,524,000
Net Income per share	$0.46	$0.72
Diluted:
Weighted average common shares outstanding	17,983,000	18,524,000
Treasury stock impact of stock options	131,000	263,000
Total common and common equivalent shares	18,114,000	18,787,000
Net Income per share	$0.46	$0.71

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

Note 9 — Accounts and Taxes Payable and Accrued Liabilities

The following table sets forth accounts payable, income taxes payable, and accrued liabilities at June 30, 2020 and March 31, 2020:

	June 30, 2020	March 31, 2020
Accounts payable	$12,897,000	$15,145,000
Income taxes payable and uncertain tax positions	3,721,000	1,218,000
Total accounts and taxes payable	$16,618,000	$16,363,000

	June 30, 2020	March 31, 2020
Payroll, payroll taxes and employee benefits	$25,964,000	$26,024,000
Customer deposits	52,689,000	48,991,000
Accrued professional service fees	5,849,000	5,919,000
Self-insurance accruals	3,311,000	3,248,000
Deferred revenue	18,722,000	17,645,000
Operating lease liabilities	13,086,000	13,223,000
Other	2,296,000	2,276,000
Total accrued liabilities	$121,917,000	$117,326,000

Note 10 – Leases

The Company determines if an arrangement is or contains a lease at contract inception.  These lease agreements have remaining lease terms of 1 to 15 years.  The Company recognizes a right-of-use (“ROU”) asset and a lease liability at the lease commencement date.  The lease liability is initially measured at the present value of the unpaid lease payments as of the lease commencement date. Key estimates and judgments include how the Company determines (1) the discount rate it uses to discount the unpaid lease payments to present value, (2) the lease term, and (3) lease payments.

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

The components of lease expense are as follows:

	Three Months Ended	Three Months Ended
	June 30, 2020	June 30, 2019
Operating lease expense	$3,709,000	$4,261,000
Short-term lease expense	151,000	335,000
Variable lease expense	225,000	67,000
Total lease expenses	$4,085,000	$4,663,000

The following table presents the lease related assets and liabilities recorded on the Company’s consolidated balance sheets related to its operating leases:

	June 30, 2020	March 31, 2020
Right-of-use asset, net	$86,250,000	$90,666,000
Short-term lease liability	$13,086,000	$13,223,000
Long-term lease liability	80,867,000	85,096,000
Total lease liabilities	$93,953,000	$98,319,000
Weighted average remaining lease term	8.13 years	8.27 years
Weighted average discount rate	4.0%	4.0%

Supplemental cash flow information related to operating leases for the three months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended	Three Months Ended
	June 30, 2020	June 30, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$3,660,000	$3,746,000
Operating lease liabilities arising from obtaining ROU assets	$99,064,000	$101,026,000
Reductions to ROU assets resulting from reductions to operating lease liabilities	$1,688,000	$1,267,000

As of June 30, 2020, maturities of operating lease liabilities for each of the next five years and thereafter are as follows:

2021	$11,300,000
2022	13,726,000
2023	13,774,000
2024	12,542,000
2025	12,086,000
Thereafter	47,911,000
Total lease payments	111,339,000
Less interest	(17,386,000)
Total lease liabilities	$93,953,000

As of June 30, 2020, the Company has approximately $13.2 million of additional operating lease commitments that have not yet commenced.  These leases commence in 2020 and have lease terms between 2 years and 10 years.

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

The Company disclaims any obligations to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise. Actual future performance, outcomes, and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of these factors include (without limitation) the impact of global pandemics, such as COVID-19; general industry and economic conditions, including a decreasing number of national claims due to a decreasing number of injured workers; cost of capital and capital requirements; the ability to expand certain areas of the Company’s business; competition from other managed care companies; the impact of possible cybersecurity incidents; existing and possible litigation and legal liability in the course of operations and the Company’s ability to resolve such litigation; the ability to renew and/or maintain contracts with customers on favorable terms or at all; shifts in customer demands; the ability of the Company to produce market-competitive software; changes in operating expenses including employee wages, benefits, and medical inflation; governmental and public policy changes, including but not limited to legislative and administrative law and rule implementation or change; dependence on key personnel; the continued availability of financing in the amounts and at the terms necessary to support the Company’s future business; the impact of recently issued accounting standards on the Company’s consolidated financial statements; growth in the Company’s sale of TPA services and the other risks identified in Part II, Item 1A of this report.

Overview

CorVel Corporation is an independent nationwide provider of medical cost containment and managed care services designed to address the escalating medical costs of workers’ compensation benefits, mobile insurance claims, and group health insurance benefits. The Company’s services are provided to insurance companies, third party administrators, or TPA’s, governmental entities, and self-administered employers to assist them in managing the medical costs and monitoring the quality of care associated with healthcare claims.  In November 2019, the Bureau of Labor Statistics reported that the occupational injury and illness incidence rate for 2018 remained unchanged from the prior year. This is the first year since 2012 that the rate did not decline.

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

Organizational Structure

The Company’s management is structured geographically with regional vice presidents who are responsible for all services provided by the Company within his or her particular region and responsible for the operating results of the Company in multiple states. These regional vice presidents have area and district managers who are also responsible for all services provided by the Company in their given area and district.

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

COVID-19 Pandemic

The economies of the United States and other countries around the world have rapidly contracted as a result of the COVID-19 pandemic. The decreased level of economic activity is leading to, and is likely to continue to lead to, a decline in exposure units and rising unemployment. While the full impact of the COVID-19 pandemic cannot be fully assessed at this time, the Company expects that the ongoing global economic slowdown resulting from the COVID-19 pandemic could have a material adverse effect on its business, results of operations, financial condition, and cash flows in one or more future quarters.

Through the first quarter of our fiscal year 2021, the COVID-19 pandemic had impacted our business. We implemented a 10% reduction in headcount that began in the March 2020 quarter and continued through the June 2020 quarter.  We took actions intended to protect our employees and our customers that adversely affected our results. We reduced discretionary spending, including but not limited to cutting spending in planned capital expenditures, travel, recruiting, consulting and temporary help expenses.  Additionally, we temporarily suspended share repurchase under our stock repurchase program, from March 21 through June 14, 2020.  We do not intend to apply for governmental loans to support our operations, but we are continuing to evaluate the CARES Act and is taking advantage of certain aspects of the CARES Act such as the deferral of payroll tax deposits.  The majority of our workforce continues to work from home, while being able to maintain productivity and responsiveness.   Some of our customers either closed their locations or operated at significantly diminished capacity as a result of local and national actions taken, such as stay-at-home mandates, which reduced business activity and negatively impacted sales through the first quarter of our fiscal year 2021.

The Company cannot provide any assurance that the assumptions used to estimate its liquidity requirements will remain accurate due to the unprecedented nature of the disruption to operations and the unpredictability of the COVID-19 global pandemic. As a consequence, estimates of the duration of the pandemic and the severity of the impact on future earnings and cash flows could change and have a material impact on our results of operations and financial condition. The ultimate duration and impact of the COVID-19 pandemic on the Company’s business, results of operations, financial condition and cash flows is dependent on future developments, including the duration of the pandemic, including repeat or cyclical outbreaks, and the related length of its impact on the global economy, which are uncertain and cannot be predicted at this time. Furthermore, the extent to which the Company’s mitigation efforts are successful, if at all, is not presently ascertainable. However, the Company expects that its results of operations, including revenues, in future periods will continue to be adversely impacted by the COVID-19 pandemic and its negative effects on global economic conditions, which include a global recession.

Summary of Quarterly Results

The Company’s revenues decreased to $129.6 million in the quarter ended June 30, 2020 from $150.1 million in the quarter ended June 30, 2019, a decrease of $20.5 million, or 13.7%.  This decrease was due to a decline in revenues in patient management and network solutions services, primarily due to the economic impact of the COVID-19 pandemic in the United States.

Cost of revenues decreased to $103.1 million in the quarter ended June 30, 2020 from $117.0 million in the quarter ended June 30, 2019, a decrease of $13.9 million, or 11.9%.   This decrease was primarily due to the decrease of 13.7% in revenue mentioned above, in connection with which there was a decrease in salaries resulting from a decrease of 10% in field operations’ headcount.

General and administrative expense decreased to $15.6 million in the quarter ended June 30, 2020 from $15.8 million in the quarter ended June 30, 2019, a decrease of $0.2 million, or 1.1%.  This decrease was primarily due to a decrease in marketing, legal, and information technology costs offset by increases in other minor areas within general and administrative expenses.

Income tax expense decreased to $2.6 million in the quarter ended June 30, 2020 from $4.0 million in the quarter ended June 30, 2019, a decrease of $1.4 million, or 34.0%.  Income before income tax provision decreased to $10.9 million in the quarter ended June 30, 2020 from $17.4 million in the quarter ended June 30, 2019, a decrease of $6.5 million, or 37.2%.  The effective tax rate was 24% for the quarter ended June 30, 2020 compared to 23% in the quarter ended June 30, 2019.

Diluted weighted shares decreased to 18.1 million shares in the quarter ended June 30, 2020 from 18.8 million shares in the quarter ended June 30, 2019, a decrease of 673,000 shares, or 3.6%, due to the weighted impact of options exercised partially offset by the weighted impact of shares repurchased.

Diluted earnings per share decreased to $0.46 per share in the quarter ended June 30, 2020 from $0.71 per share in the quarter ended June 30, 2019, a decrease of $0.25 per share, or 35.2%. The decrease in diluted earnings per share was primarily due to a decrease in net income.

Results of Operations for the three months ended June 30, 2020 and 2019

The Company derives its revenues from providing patient management and network solutions services to payors of workers’ compensation benefits, automobile insurance claims, and group health insurance benefits. The percentages of total revenues attributable to patient management and network solutions services for the quarters ended June 30, 2020 and 2019 are as follows:

	June 30, 2020	June 30, 2019
Patient management services	65.8%	66.3%
Network solutions services	34.2%	33.7%

The following table sets forth, for the periods indicated, the dollar amounts, dollar and percent changes, share changes, and the percentage of revenues represented by certain items reflected in the Company’s unaudited consolidated income statements for the three months ended June 30, 2020 and 2019. The Company’s past operating results are not necessarily indicative of future operating results.

	Three Months Ended	Three Months Ended		Percentage
	June 30, 2020	June 30, 2019	Change	Change
Revenue	$129,600,000	$150,139,000	$(20,539,000)	(13.7%)
Cost of revenues	103,091,000	117,005,000	(13,914,000)	(11.9%)
Gross profit	26,509,000	33,134,000	(6,625,000)	(20.0%)
Gross profit as percentage of revenue	20.5%	22.1%
General and administrative	15,585,000	15,752,000	(167,000)	(1.1%)
General and administrative as percentage of revenue	12.0%	10.5%
Income before income tax provision	10,924,000	17,382,000	(6,458,000)	(37.2%)
Income before income tax provision as percentage of revenue	8.4%	11.6%
Income tax provision	2,622,000	3,975,000	(1,353,000)	(34.0%)
Net income	$8,302,000	$13,407,000	$(5,105,000)	(38.1%)
Weighted Shares
Basic	17,983,000	18,524,000	(541,000)	(2.9%)
Diluted	18,114,000	18,787,000	(673,000)	(3.6%)
Earnings Per Share
Basic	$0.46	$0.72	$(0.26)	(36.1%)
Diluted	$0.46	$0.71	$(0.25)	(35.2%)

Revenues

Change in revenue to the quarter ended June 30, 2020 from the quarter ended June 30, 2019

Revenues decreased to $129.6 million in the quarter ended June 30, 2020 from $150.1 million in the quarter ended June 30, 2019, a decrease of $20.5 million, or 13.7%.  The decrease in revenues was primarily due to the economic impact of the COVID-19 pandemic in the United States. Patient management services revenues decreased to $85.2 million from $99.5 million, a decrease of 14.3%.  Network solutions services revenues decreased to $44.4 million from $50.7 million, a decrease of 12.4%.  Due to the COVID-19 pandemic and economic shutdown, the Company saw a decrease in the number of claims in both patient management and network solutions services.  New claims under patient management decreased by 23% while new claims under network solutions decreased by 35%.

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

Change in cost of revenues to the quarter ended June 30, 2020 from the quarter ended June 30, 2019

Cost of revenues decreased to $103.1 million in the quarter ended June 30, 2020 from $117.0 million in the quarter ended June 30, 2019, a decrease of $13.9 million, or 11.9%. The decrease in cost of revenues was primarily due to the decrease in total revenues of 13.7%, in connection with which there was a decrease in salaries resulting from a decrease of 10% in field operations’ headcount.

General and Administrative Expense

For the quarter ended June 30, 2020, general and administrative expense consisted of approximately 52% of corporate systems costs, which include the corporate systems support, implementation and training, rules engine development, national IT strategy and planning, depreciation of hardware costs in the Company’s corporate offices and backup data center, the Company’s nationwide area network, and other systems related costs. The Company includes all IT-related costs managed by the corporate office in general and administrative expense whereas the field IT-related costs are included in the cost of revenues.  The remaining general and administrative costs consist of national marketing, national sales support, corporate legal, corporate insurance, human resources, accounting, product management, new business development, and other general corporate expenses.

Change in general and administrative expense to the quarter ended June 30, 2020 from the quarter ended June 30, 2019

General and administrative expense decreased to $15.6 million in the quarter ended June 30, 2020 from $15.8 million in the quarter ended June 30, 2019, a decrease of $0.2 million, or 1.1%. This decrease was primarily due to a decrease in marketing, legal, and information technology costs offset by increases in other minor areas within general and administrative expenses.

Income Tax Provision

Change in income tax expense to the quarter ended June 30, 2020 from the quarter ended June 30, 2019

Income tax expense decreased to $2.6 million in the quarter ended June 30, 2020 from $4.0 million in the quarter ended June 30, 2019, a decrease of $1.4 million, or 34.0%. Income before income tax provision decreased to $10.9 million in the quarter ended June 30, 2020 from $17.4 million in the quarter ended June 30, 2019, a decrease of $6.5 million, or 37.2%.  The effective tax rate was 24% for the quarter ended June 30, 2020 compared to 23% in the quarter ended June 30, 2019.

Liquidity and Capital Resources

The Company has historically funded its operations and capital expenditures primarily from cash flow from operations, and to a lesser extent, proceeds from stock option exercises. Working capital increased to $85.9 million as of June 30, 2020 from $75.3 million as of March 31, 2020, an increase of $10.6 million primarily due to an increase in cash and cash equivalents. Cash increased to $94.1 million as of June 30, 2020 from $83.2 million as of March 31, 2020, an increase of $10.9 million. This is primarily due to steps the Company took in response to the COVID-19 pandemic, which included reducing its planned capital expenditures, reducing its work force, reducing compensation of highly compensated employees, and deferring the payment of certain compensation for certain employees. Additionally, the Company temporarily suspended share repurchases under its stock repurchase program, from March 21 through June 14, 2020.  The Company does not intend to apply for governmental loans to support the Company’s operations, but is continuing to evaluate the CARES Act and is taking advantage of certain aspects of the CARES Act such as the deferral of payroll tax deposits.

The Company believes that, after the steps it took in response to the COVID-19 pandemic described above, cash from operations and funds from exercises of stock options granted to employees are adequate to fund existing obligations, repurchase shares of the Company’s common stock under its current stock repurchase program, introduce new services, and continue to develop the Company’s healthcare related services for at least the next twelve months. Should the Company have lower income or cash flows, it could reduce or eliminate repurchases under the stock repurchase program until earnings and cash flow have returned to comfortable levels.  The Company regularly evaluates cash requirements for current operations, commitments, capital acquisitions, and other strategic transactions. The Company may elect to raise additional funds for these purposes, through debt or equity financings or otherwise, as appropriate. However, additional equity or debt financing may not be available when needed, with terms favorable to the Company or at all.

As of June 30, 2020, the Company had $94.1 million in cash and cash equivalents, invested primarily in short term, interest bearing, highly liquid investment grade securities with maturities of 90 days or less.

The Company’s revolving credit facility expired in September 2019, and the Company chose not to renew its line of credit agreement with a financial institution, as the Company deemed it was not necessary due to cash flow.

The Company believes that the cash balance at June 30, 2020 along with anticipated internally-generated funds will be sufficient to meet the Company’s expected cash requirements for at least the next twelve months.

The Company cannot provide any assurance that the assumptions used to estimate its liquidity requirements will remain accurate due to the unprecedented nature of the disruption to operations and the unpredictability of the COVID-19 global pandemic. As a consequence, estimates of the duration of the pandemic and the severity of the impact on future earnings and cash flows could change and have a material impact on our results of operations and financial condition. The ultimate duration and impact of the COVID-19 pandemic on the Company’s business, results of operations, financial condition and cash flows is dependent on future developments, including the duration of the pandemic, including repeat or cyclical outbreaks, and the related length of its impact on the global economy, which are uncertain and cannot be predicted at this time. Furthermore, the extent to which the Company’s mitigation efforts are successful, if at all, is not presently ascertainable. However, the Company expects that its results of operations, including revenues, in future periods will continue to be adversely impacted by the COVID-19 pandemic and its negative effects on global economic conditions, which include a global recession.

Operating Activities

Three months ended June 30, 2020 compared to three months ended June 30, 2019

Net cash provided by operating activities decreased to $15.4 million in the three months ended June 30, 2020 from $26.4 million in the three months ended June 30, 2019, a decrease of $11.0 million. The decrease in cash flow from operating activities was primarily due to a decrease in net income and in accounts receivable.  Days sales outstanding (known as DSO) increased to 47 days from 41 days over the same periods due to a few customers asking for extended payment terms, but are still paying.  The Company will continue to monitor this situation closely.

Investing Activities

Three months ended June 30, 2020 compared to three months ended June 30, 2019

Net cash flow used in investing activities decreased to $3.6 million in the three months ended June 30, 2020 from $8.0 million in the three months ended June 30, 2019, a decrease of $4.4 million.  Capital purchases were $3.6 million for the three months ended June 30, 2020 and $8.0 million for the three months ended June 30, 2019.  This decrease was due to the Company reducing its planned capital expenditures due to the COVID-19 pandemic.

Financing Activities

Three months ended June 30, 2020 compared to three months ended June 30, 2019

Net cash flow used in financing activities decreased to $0.9 million for the three months ended June 30, 2020 from $5.6 million for the three months ended June 30, 2019, a decrease of $4.7 million. The decrease in net cash used in financing activities was primarily due to a decrease in spending on share repurchases to $2.4 million for the three months ended June 30, 2020, when we temporarily suspended share repurchases under our stock repurchase program, from $9.1 million for the three months ended June 30, 2019, which was offset by an increase of $1.5 million in stock option exercises.

Contractual Obligations

The following table summarizes the Company’s contractual obligations outstanding as of June 30, 2020:

	Payments Due by Period
		Within One	Between One and	Between Three and	More than
	Total	Year	Three Years	Five Years	Five Years
Operating leases	$127,118,000	$12,112,000	$29,945,000	$27,550,000	$57,511,000
Software licenses	3,740,000	1,870,000	1,870,000	—	—
Total	$130,858,000	$13,982,000	$31,815,000	$27,550,000	$57,511,000

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

The Company’s significant accounting policies which have the greatest potential impact on its financial statements are more fully described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of its Annual Report on Form 10-K for the fiscal year ended March 31, 2020, filed with the SEC on June 10, 2020. No changes in critical accounting policies have been made since the filing of that Annual Report on Form 10-K. Additional information related to adoption of accounting standards is provided in Notes 1 and 10 to the accompanying unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q.  In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America (“GAAP”), with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting an available alternative would not produce a materially different result.  Actual results could differ from the estimates we use in applying our critical accounting policies.  We are not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

Recent Accounting Standards Update

See Note 1 – Summary of Significant Accounting Policies to the condensed consolidated financial statements for a description of recently issued and adopted accounting pronouncements.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2020, the Company held no market risk sensitive instruments for trading purposes, and the Company did not employ any derivative financial instruments, other financial instruments, or derivative commodity instruments to hedge any market risk. The Company had no debt outstanding as of June 30, 2020, and therefore, had no market risk related to debt.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting  (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings

The Company is involved in litigation arising in the ordinary course of business. Management believes that resolution of these matters will not result in any payment that, individually or in the aggregate, would be material consolidated to the financial position or results of operations of the Company.

Item 1A – Risk Factors

A restated description of the risk factors associated with our business is set forth below.  This description includes any and all changes (whether or not material) to, and supersedes, the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2020, filed with the SEC on June 10, 2020.

Past financial performance is not necessarily a reliable indicator of future performance, and investors in our common stock should not use historical performance to anticipate results or future period trends. Investing in our common stock involves a high degree of risk. Investors should consider carefully the following risk factors, as well as the other information in this report and our other filings with the SEC, including our consolidated financial statements and the related notes, before deciding whether to invest or maintain an investment in shares of our common stock. If any of the following risks actually occurs, our business, financial condition, and results of operations would suffer. In this case, the trading price of our common stock would likely decline. The risks described below are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations.

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

The global spread of the COVID-19 coronavirus has created significant volatility, uncertainty, unemployment and economic disruption. The extent to which the COVID-19 pandemic impacts our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including:

•	the duration and scope of the pandemic;
•	governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic;
•	the impact of the pandemic on economic activity and actions taken in response;
•	the effect on our customers and customer demand for our services and solutions, that could cause a reduction in revenue;
•	our ability to sell and provide our services and solutions, including as a result of travel restrictions and employees working from home and widespread unemployment;
•	the ability of our customers to pay for our services and solutions;
•	the impact on our third party vendors;
•	any closures of our, and our customers’ and providers’ offices and facilities, and
•	any restrictions on our ability to provide services at a claim site or the location of a claimant whether for purposes of evaluating the claim or delivering services.

The closure of offices or restrictions inhibiting our employees’ ability to travel or interact with claimants and access claim sites, has disrupted, and could in the future disrupt our ability to provide our services and solutions to our customers.  In addition, widespread unemployment has resulted in fewer doctor visits and fewer workers’ compensation and general liability claims.  The majority of our workforce continues to work from home, which in the long run could have an impact on our level of service.  This may result in, among other things, decreased demand for our services, terminations of customer contracts, delays in our ability to perform services, an altering of the mix of services requested by customers and claimants, and other losses of revenue. Customers may also slow down decision making, delay planned work or seek to terminate existing agreements. Any of these events could cause or contribute to the risks and uncertainties enumerated in this report and could materially adversely affect our business, financial condition, results of operations and/or stock price.

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

Within the past few years, as the labor market has become less labor intensive and more service oriented, there are flat-to-declining work-related injuries.  Additionally, employers are being more proactive to prevent injuries.  If declines in workers’ compensation costs occur in many states and persist over the long-term, it would have a material adverse impact on our business, financial condition and results of operations.

We provide an outsource service to payors of workers’ compensation benefits, automobile insurance claims, and group health insurance benefits. These payors include insurance companies, TPAs, municipalities, state funds, and self-insured, self-administered employers. If these payors reduce the amount of work they outsource, our results of operations would be materially adversely affected.

The decline in economic activity caused by COVID-19 has already adversely affected, and in future periods, could materially adversely affect our business, results of operations and financial condition.  Continued reductions in our customers’ exposure units (such as headcount, payroll, properties, the market values of their assets, plant and equipment, and other asset utilization levels, among other factors) will reduce the amount of claims administration services they need.  In addition, with unprecedented levels of unemployment and business closures, the number of newly arising workers’ compensation and general liability claims, which directly impact our fee revenues in our risk management operation, have declined.  The decline in economic activity due to COVID-19 has caused some of our customers to become financially less stable, and if this trend continues and customers enter bankruptcy, liquidate their operations or consolidate, our revenues and the collectability of our receivables will be adversely affected.

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

Many states, including a number of those in which we transact business, have licensing and other regulatory requirements applicable to our business. Approximately half of the states have enacted laws that require licensing of businesses which provide medical review services such as ours. Some of these laws apply to medical review of care covered by workers’ compensation. These laws typically establish minimum standards for qualifications of personnel, confidentiality, internal quality control, and dispute resolution procedures. These regulatory programs may result in increased costs of operation for us, which may have an adverse impact upon our ability to compete with other available alternatives for healthcare cost control. In addition, new laws regulating the operation of managed care provider networks have been adopted by a number of states. These laws may apply to managed care provider networks we have contracts with or to provider networks which we may organize. To the extent we are governed by these regulations, we may be subject to additional licensing requirements, financial and operational oversight and procedural standards for beneficiaries and providers.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the period covered by this report. The following table sets forth the repurchases of the Company’s common stock made by or on behalf of the Company in open-market transactions for the quarter ended June 30, 2020 pursuant to its publicly announced stock repurchase plan.

			Total Number of
			Shares Purchased	Maximum Number
			as Part of Publicly	of Shares that may
	Total Number of	Average Price Paid	Announced	yet be Purchased
Period	Shares Purchased	Per Share	Program	Under the Program
April 1 to April 30, 2020	—	$—	—	714,409
May 1 to May 31, 2020	—	$—	—	714,409
June 1 to June 30, 2020	34,638	$69.24	34,638	679,771
Total	34,638	$69.24	34,638	679,771

In 1996, the Company’s Board of Directors authorized a stock repurchase program for up to 100,000 shares of the Company’s common stock. The Company’s Board of Directors has periodically increased the number of shares authorized for repurchase under the repurchase program.  The Company’s Board of Directors has authorized up to 37,000,000 shares of common stock to be repurchased over the life of the program. There is no expiration date for the repurchase program.  Although the Company had temporarily suspended share repurchases under its stock repurchase program from March 21 through June 14, 2020, the Company repurchased 34,638 shares of its common stock for $2.4 million at an average price of $69.27 per share during the three months ended June 30, 2020 after its stock repurchase program resumed.  As of June 30, 2020, the Company had repurchased 36,320,229 shares of its common stock over the life of the program.

Item 3 – Defaults Upon Senior Securities – None.

Item 4 – Mine Safety Disclosures – Not applicable.

Item 5 – Other Information – None.

Item 6 – Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Company.

3.2	Amended and Restated Bylaws of the Company.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

August 6, 2020