Form 10-K/A
period 2020-03-31
CORVEL CORP
filed 2020-08-21
CIK 874866

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

CORVEL CORPORATION

2020 FORM 10-K/A ANNUAL REPORT

i

EXPLANATORY NOTE

CorVel Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended March 31, 2020, as originally filed with the Securities and Exchange Commission on June 10, 2020 (the “Original Form 10-K”), solely to revise Exhibit No. 23.1 to correct an inadvertent typographical error and to revise the related parts of the exhibit list. Exhibit No. 23.1 in the Original Form 10-K incorrectly identified the date of the auditors’ report as June 10, 2019 instead of June 10, 2020. A new consent with the corrected date reference is filed as Exhibit No. 23.1 attached hereto.

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

PART IV

Item 15.  Exhibit and Financial Statement Schedules.

(a)(1) Financial Statements:

The Company’s financial statements appear in a separate section of this annual report, beginning on the pages referenced below:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of March 31, 2020 and 2019

Consolidated Statements of Income for the Fiscal Years Ended March 31, 2020, 2019 and 2018

Consolidated Statements of Stockholders’ Equity for the Fiscal Years Ended March 31, 2020, 2019 and 2018

Consolidated Statements of Cash Flows for the Fiscal Years Ended March 31, 2020, 2019 and 2018

Notes to Consolidated Financial Statements

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

Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 24, 2008.

4.2	Description of Securities	Previously filed.

10.1*	Restated Omnibus Incentive Plan (Formerly The Restated 1988 Executive Stock Option Plan)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 8, 2018.

10.2*	Forms of Notice of Grant of Stock Option, Stock Option Agreement and Notice of Exercise Under the Restated Omnibus Incentive Plan (Formerly The Restated 1988 Executive Stock Option)

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

Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 24, 2008.

10.6*	Stock option agreement dated November 10, 2015, between the Company and Richard J. Schweppe, providing performance vesting.	Incorporated herein by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2019 filed on June 7, 2019.

10.7*	Stock option agreement dated November 10, 2015, between the Company and Michael G. Combs, providing performance vesting.	Incorporated herein by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2019 filed on June 7, 2019.

10.8*	Stock option agreement dated November 10, 2015, between the Company and Diane J. Blaha, providing performance vesting.	Incorporated herein by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2019 filed on June 7, 2019.

10.9*†	Stock option agreement dated November 3, 2016 between the Company and Michael G. Combs, providing for performance vesting.	Previously filed.

10.10*†	Stock option agreement dated November 3, 2016 between the Company and Diane J. Blaha, providing for performance vesting.	Previously filed.

10.11*†	Stock option agreement dated November 3, 2016 between the Company Richard J. Schweppe, providing for performance vesting.	Previously filed.

10.12*†	Stock Option Agreement dated November 2, 2017 by and between CorVel Corporation and Michael G. Combs, providing for performance vesting.	Previously filed.

10.13*†	Stock Option Agreement dated November 2, 2017 by and between CorVel Corporation and Diane J. Blaha, providing for performance vesting.	Previously filed.

10.14*†	Stock Option Agreement dated November 2, 2017 by and between CorVel Corporation and Michael D. Saverien, providing for performance vesting.	Previously filed.

10.15*†	Stock Option Agreement dated November 2, 2017 by and between CorVel and Corporation and Maxim Shishin, providing for performance vesting.	Previously filed.

Exhibit No.	Title	Method of Filing

10.16*†	Stock Option Agreement dated November 1, 2018 by and between CorVel Corporation and Michael G. Combs, providing for performance vesting.	Previously filed.

10.17*†	Stock Option Agreement dated November 1, 2018 by and between CorVel Corporation and Diane J. Blaha, providing for performance vesting.	Previously filed.

10.18*†	Stock Option Agreement dated November 1, 2018 by and between CorVel Corporation and Michael D. Saverien, providing for performance vesting.	Previously filed.

10.19*†	Stock Option Agreement dated November 1, 2018 by and between CorVel and Corporation and Maxim Shishin, providing for performance vesting.	Previously filed.

10.20*†	Stock Option Agreement dated November 1, 2018 by and between CorVel and Corporation and Brandon O’Brien, providing for performance vesting.	Previously filed.

10.21*†	Stock Option Agreement dated November 1, 2018 by and between CorVel and Corporation and Jennifer Yoss, providing for performance vesting.	Previously filed.

10.22*†	Stock Option Agreement granted November 5, 2019 by and between CorVel Corporation and Michael G. Combs, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on December 31, 2019.

10.23*†	Stock Option Agreement granted November 5, 2019 by and between CorVel Corporation and Brandon T. O’Brien, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed on December 31, 2019.

10.24*†	Stock Option Agreement granted November 5, 2019 by and between CorVel Corporation and Diane J. Blaha, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K/A filed on December 31, 2019.

10.25*†	Stock Option Agreement granted November 5, 2019 by and between CorVel Corporation and Michael D. Saverien, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K/A filed on December 31, 2019.

10.26*†	Stock Option Agreement granted November 5, 2019 by and between CorVel Corporation and Maxim Shishin, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K/A filed on December 31, 2019.

10.27*†	Stock Option Agreement granted November 5, 2019 by and between CorVel Corporation and Jennifer L. Yoss, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K/A filed on December 31, 2019.

21.1	Subsidiaries of the Company.	Previously filed.

23.1	Consent of Independent Registered Public Accounting Firm, Haskell & White LLP.	Filed herewith.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

Exhibit No.	Title	Method of Filing

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101.0

The following materials from CorVel Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2020  and March 31, 2019; (ii) Consolidated Statements of Income for the fiscal years ended March 31, 2020, 2019 and 2018; (iii) Consolidated Statements of Stockholders' Equity for the fiscal years ended March 31, 2020, 2019 and 2018; (iv) Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2020, 2019 and 2018; and (v) Notes to Consolidated Financial Statements

Previously furnished.

104The cover page for the Company’s Annual Report on Form 10-K/A for the year ended March 31, 2020, has been formatted in Inline XBRL.

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

(c) Financial Statement Schedule

The Financial Statement Schedule required by Regulation S-X and Item 8 of Form 10-K is listed under Item 15(a)(2) of this annual report.

Item 16.  Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corvel Corporation

By:	/s/ Michael G. Combs
Michael G. Combs
Chief Executive Officer and President

Date: August 21, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael G. Combs	Chief Executive Officer and President	August 21, 2020
Michael G. Combs	(Principal Executive Officer)

/s/ Brandon T. O’Brien	Chief Financial Officer	August 21, 2020
Brandon T. O’Brien	(Principal Financial Officer)

/s/ Jennifer L. Yoss	Vice President, Accounting	August 21, 2020
Jennifer L. Yoss	(Principal Accounting Officer)