Form 10-Q
period 2020-09-30
CORVEL CORP
filed 2020-11-05
CIK 874866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

The number of shares outstanding of the registrant's Common Stock, $0.0001 par value per share, as of November 2, 2020, was 17,897,499.

CORVEL CORPORATION

FORM 10-Q

Part I – FINANCIAL INFORMATION

Item 1 – Financial Statements

CORVEL CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2020	March 31, 2020
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$106,082,000	$83,223,000
Customer deposits	52,570,000	48,991,000
Accounts receivable, net	73,095,000	65,767,000
Prepaid taxes and expenses	10,561,000	11,010,000
Total current assets	242,308,000	208,991,000
Property and equipment, net	71,980,000	75,900,000
Goodwill	36,814,000	36,814,000
Other intangibles, net	2,322,000	2,540,000
Right-of-use asset, net (Note 9)	87,500,000	90,666,000
Other assets	656,000	1,349,000
TOTAL ASSETS	$441,580,000	$416,260,000
Liabilities and Stockholders' Equity
Current Liabilities
Accounts and taxes payable (Note 8)	$13,309,000	$16,363,000
Accrued liabilities (Note 8)	135,768,000	117,326,000
Total current liabilities	149,077,000	133,689,000
Deferred income taxes	7,205,000	7,764,000
Long-term lease liabilities (Note 9)	82,898,000	85,096,000
Total liabilities	239,180,000	226,549,000
Commitments and contingencies (Notes 6 and 7)
Stockholders' Equity
Common stock, $.0001 par value: 120,000,000 shares authorized at September 30, 2020 and March 31, 2020; 54,378,892 shares issued (17,908,338 shares outstanding, net of Treasury shares) and 54,254,557 shares issued (17,968,966 shares outstanding, net of Treasury shares) at September 30, 2020 and March 31, 2020, respectively	3,000	3,000
Paid-in capital	175,897,000	168,935,000
Treasury stock (36,470,554 shares at September 30, 2020 and 36,285,591 shares at March 31, 2020)	(546,204,000)	(531,764,000)
Retained earnings	572,704,000	552,537,000
Total stockholders' equity	202,400,000	189,711,000
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$441,580,000	$416,260,000

See accompanying notes to unaudited consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED INCOME STATEMENTS – UNAUDITED

	Three Months Ended September 30,
	2020	2019
REVENUES	$136,028,000	$146,970,000
Cost of revenues	105,525,000	114,127,000
Gross profit	30,503,000	32,843,000
General and administrative expenses	15,560,000	16,593,000
Income before income tax provision	14,943,000	16,250,000
Income tax provision	3,078,000	3,379,000
NET INCOME	$11,865,000	$12,871,000
Net income per common and common equivalent share
Basic	$0.66	$0.70
Diluted	$0.65	$0.69
Weighted average common and common equivalent shares
Basic	17,937,000	18,452,000
Diluted	18,174,000	18,771,000

See accompanying notes to unaudited consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED INCOME STATEMENTS – UNAUDITED

	Six Months Ended September 30,
	2020	2019
REVENUES	$265,628,000	$297,109,000
Cost of revenues	208,616,000	231,132,000
Gross profit	57,012,000	65,977,000
General and administrative expenses	31,145,000	32,345,000
Income before income tax provision	25,867,000	33,632,000
Income tax provision	5,700,000	7,354,000
NET INCOME	$20,167,000	$26,278,000
Net income per common and common equivalent share
Basic	$1.12	$1.42
Diluted	$1.11	$1.40
Weighted average common and common equivalent shares
Basic	17,960,000	18,488,000
Diluted	18,144,000	18,779,000

See accompanying notes to unaudited consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY – UNAUDITED

	Three Months Ended September 30, 2020
	Common Shares	Stock Amount	Paid-in- Capital	Treasury Shares	Treasury Stock	Retained Earnings	Total Stockholders' Equity
Balance – June 30, 2020	54,296,812	$3,000	$171,412,000	(36,320,229)	$(534,162,000)	$560,839,000	$198,092,000
Stock issued under employee stock purchase plan	3,173	—	257,000	—	—	—	257,000
Stock issued under stock option plan, net of shares repurchased	78,907	—	2,990,000	—	—	—	2,990,000
Stock-based compensation expense	—	—	1,238,000	—	—	—	1,238,000
Purchase of treasury stock	—	—	—	(150,325)	(12,042,000)	—	(12,042,000)
Net income	—	—	—	—	—	11,865,000	11,865,000
Balance – September 30, 2020	54,378,892	$3,000	$175,897,000	(36,470,554)	$(546,204,000)	$572,704,000	$202,400,000

	Three Months Ended September 30, 2019
	Common Shares	Stock Amount	Paid-in- Capital	Treasury Shares	Treasury Stock	Retained Earnings	Total Stockholders' Equity
Balance – June 30, 2019	54,117,215	$3,000	$160,522,000	(35,587,649)	$(475,275,000)	$518,567,000	$203,817,000
Stock issued under employee stock purchase plan	3,323	—	239,000	—	—	—	239,000
Stock issued under stock option plan, net of shares repurchased	55,993	—	1,888,000	—	—	—	1,888,000
Stock-based compensation expense	—	—	1,198,000	—	—	—	1,198,000
Purchase of treasury stock	—	—	—	(224,466)	(19,197,000)	—	(19,197,000)
Net income	—	—	—	—	—	12,871,000	12,871,000
Balance – September 30, 2019	54,176,531	$3,000	$163,847,000	(35,812,115)	$(494,472,000)	$531,438,000	$200,816,000

	Six Months Ended September 30, 2020
	Common Shares	Stock Amount	Paid-in- Capital	Treasury Shares	Treasury Stock	Retained Earnings	Total Stockholders' Equity
Balance – March 31, 2020	54,254,557	$3,000	$168,935,000	(36,285,591)	$(531,764,000)	$552,537,000	$189,711,000
Stock issued under employee stock purchase plan	3,173	—	257,000	—	—	—	257,000
Stock issued under stock option plan, net of shares repurchased	121,162	—	4,472,000	—	—	—	4,472,000
Stock-based compensation expense	—	—	2,233,000	—	—	—	2,233,000
Purchase of treasury stock	—	—	—	(184,963)	(14,440,000)	—	(14,440,000)
Net income	—	—	—	—	—	20,167,000	20,167,000
Balance – September 30, 2020	54,378,892	$3,000	$175,897,000	(36,470,554)	$(546,204,000)	$572,704,000	$202,400,000

	Six Months Ended September 30, 2019
	Common Shares	Stock Amount	Paid-in- Capital	Treasury Shares	Treasury Stock	Retained Earnings	Total Stockholders' Equity
Balance – March 31, 2019	54,021,032	$3,000	$155,798,000	(35,463,238)	$(466,156,000)	$505,160,000	$194,805,000
Stock issued under employee stock purchase plan	3,323	—	239,000	—	—	—	239,000
Stock issued under stock option plan, net of shares repurchased	152,176	—	5,387,000	—	—	—	5,387,000
Stock-based compensation expense	—	—	2,423,000	—	—	—	2,423,000
Purchase of treasury stock	—	—	—	(348,877)	(28,316,000)	—	(28,316,000)
Net income	—	—	—	—	—	26,278,000	26,278,000
Balance – September 30, 2019	54,176,531	$3,000	$163,847,000	(35,812,115)	$(494,472,000)	$531,438,000	$200,816,000

See accompanying notes to unaudited consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED

	Six Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities
NET INCOME	$20,167,000	$26,278,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,643,000	11,209,000
Loss on write down or disposal of property, capitalized software or investment	496,000	26,000
Stock compensation expense	2,233,000	2,423,000
Provision for doubtful accounts	1,498,000	841,000
Deferred income tax	(559,000)	(606,000)
Changes in operating assets and liabilities
Accounts receivable	(8,826,000)	(926,000)
Customer deposits	(3,579,000)	3,146,000
Prepaid taxes and expenses	449,000	(447,000)
Other assets	196,000	(682,000)
Accounts and taxes payable	(3,619,000)	4,389,000
Accrued liabilities	18,442,000	7,843,000
Operating lease liabilities	966,000	(7,055,000)
Net cash provided by operating activities	39,507,000	46,439,000
Cash Flows from Investing Activities
Purchase of property and equipment	(6,937,000)	(17,542,000)
Net cash used in investing activities	(6,937,000)	(17,542,000)
Cash Flows from Financing Activities
Purchase of treasury stock	(14,440,000)	(28,316,000)
Exercise of common stock options	4,472,000	5,387,000
Exercise of employee stock purchase options	257,000	239,000
Net cash used in financing activities	(9,711,000)	(22,690,000)
Increase in cash and cash equivalents	22,859,000	6,207,000
Cash and cash equivalents at beginning of period	83,223,000	91,713,000
Cash and cash equivalents at end of period	$106,082,000	$97,920,000
Supplemental Cash Flow Information:
Income taxes paid	$6,235,000	$8,157,000
Purchase of software license under finance agreement	$—	$3,790,000

See accompanying notes to unaudited consolidated financial statements.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

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

Certain information and note disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the three and six months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2021.  For further information, refer to the audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2020 included in the Company's Annual Report on Form 10-K filed with the SEC on June 10, 2020.

Reclassification:  The Company has reclassified certain amounts in its consolidated statements of cash flows for the period ended September 30, 2019 to conform to the consolidated statements of cash flows presentation for the period ended September 30, 2020.  The reclassification relates to the depreciation and amortization and operating lease liabilities amounts under operating activities.

Impact of COVID-19:  The COVID-19 pandemic has impacted and could further impact our operations and the operations of our suppliers and vendors as a result of quarantines, facility closures, illnesses, reduced medical services, and travel and logistics restrictions. The extent to which the COVID-19 pandemic impacts our business, results of operations, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted. This includes, but is not limited to the duration, spread, severity, and impact of the COVID-19 pandemic, the effects of the COVID-19 pandemic on our customers, suppliers, and vendors, the remedial actions and stimulus measures adopted by federal, state, and local governments, and to what extent normal economic and operating conditions can resume. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any economic recession or depression that has occurred or may occur in the future. Therefore, the Company cannot reasonably estimate the full impact at this time.

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

Note 2 – Revenue Recognition

As for April 1, 2018, the Company adopted ASC 606 using the modified retrospective method for those contracts which were not substantially completed as of the transition date.  The reported results for the three and six months ended September 30, 2020 and 2019 reflect the application of the guidance of ASC 606.

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

The following table presents revenues disaggregated by service line for the three and six months ended September 30, 2020 and 2019:

	Three Months Ended	Three Months Ended
	September 30, 2020	September 30, 2019
Patient management services	$90,250,000	$95,715,000
Network solutions services	45,778,000	51,255,000
Total services	$136,028,000	$146,970,000

	Six Months Ended	Six Months Ended
	September 30, 2020	September 30, 2019
Patient management services	$175,471,000	$195,202,000
Network solutions services	90,157,000	101,907,000
Total services	$265,628,000	$297,109,000

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

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivables, unbilled receivables, and contract liabilities (reported as deferred revenues) on the Company’s consolidated balance sheets. Unbilled receivables are due to the Company unconditionally for services already rendered except for physical invoicing and the passage of time. Invoicing requirements vary by customer contract, but substantially all unbilled revenues are billed within one year.

	September 30, 2020	March 31, 2020
Billed receivables	$58,224,000	$51,208,000
Allowance for doubtful accounts	(6,172,000)	(5,133,000)
Unbilled receivables	21,043,000	19,692,000
Accounts receivable, net	$73,095,000	$65,767,000

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

The table below presents the deferred revenues balance and the significant activity affecting deferred revenues during the six months ended September 30, 2020:

Six Months Ended
September 30, 2020
Beginning balance at April 1, 2020 (Note 8)	$17,645,000
Additions	18,255,000
Revenue recognized from beginning of period	(5,084,000)
Revenue recognized from additions	(10,350,000)
Ending balance at September 30, 2020 (Note 8)	$20,466,000

Remaining Performance Obligations

As of September 30, 2020, the Company had $20.5 million of remaining performance obligations related to claims and non-claims services for which the price is fixed. Remaining performance obligations consist of deferred revenues. The Company expects to recognize approximately 97% of its remaining performance obligations as revenues within one year and the remaining balance thereafter. See the discussion below regarding the practical expedients elected for the disclosure of remaining performance obligations.

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

Note 3 — Stock-Based Compensation and Stock Options

Under the Company’s Restated Omnibus Incentive Plan (formerly the Restated 1988 Executive Stock Option Plan) (“the Plan”) as in effect at September 30, 2020, options exercisable for up to 20,615,000 shares of the Company’s common stock may be granted over the life of the Plan to key employees, non-employee directors, and consultants at exercise prices not less than the fair market value of the common stock on the date of grant. Options granted under the Plan are non-statutory stock options and generally vest 25% one year from the date of grant with the remaining 75% vesting ratably each month for the next 36 months. The options granted to employees and the Company’s Board of Directors expire at the end of five years and ten years from the date of grant, respectively.  All options granted in the six months ended September 30, 2020 and 2019 were granted with an exercise price equal to the fair value of the Company’s common stock on the grant date and are non-statutory stock options.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model with the assumptions included in the table below. The Company uses historical data, among other factors, to estimate the expected volatility, the expected dividend yield and the expected option life. The Company accounts for forfeitures as they occur, rather than estimating expected forfeitures.  The risk-free rate is based on the interest rate paid on a U.S. Treasury issue with a term similar to the estimated life of the option.  The following assumptions were used to estimate the fair value of options granted during the three months ended September 30, 2020 and 2019 using the Black-Scholes option-pricing model:

	Three Months Ended
	September 30, 2020	September 30, 2019
Risk-free interest rate	0.21%	1.54%
Expected volatility	34%	31%
Expected dividend yield	0.00%	0.00%
Expected weighted average life of option in years	4.4 years	4.4 years

For the three months ended September 30, 2020 and 2019, the Company recorded share-based compensation expense of $1,238,000 and $1,198,000, respectively. For the six months ended September 30, 2020 and 2019, the Company recorded share-based compensation expenses of $2,233,000 and $2,423,000, respectively. The table below shows the amounts recognized in the unaudited consolidated financial statements for stock compensation expense for time-based options and performance-based options during the three and six months ended September 30, 2020 and 2019, respectively.

	Three Months Ended
	September 30, 2020	September 30, 2019
Cost of revenues	$506,000	$518,000
General and administrative	732,000	680,000
Total cost of stock-based compensation included in income before income tax provision	1,238,000	1,198,000
Amount of income tax benefit recognized	(255,000)	(249,000)
Amount charged against net income	$983,000	$949,000
Effect on basic earnings per share	$(0.05)	$(0.05)
Effect on diluted earnings per share	$(0.05)	$(0.05)

	Six Months Ended
	September 30, 2020	September 30, 2019
Cost of revenues	$994,000	$1,002,000
General and administrative	1,239,000	1,421,000
Total cost of stock-based compensation included in income before income tax provision	2,233,000	2,423,000
Amount of income tax benefit recognized	(492,000)	(528,000)
Amount charged against net income	$1,741,000	$1,895,000
Effect on basic earnings per share	$(0.10)	$(0.10)
Effect on diluted earnings per share	$(0.10)	$(0.10)

The following table summarizes information for all stock options for the three and six months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020		Three Months Ended September 30, 2019
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning	1,017,494	$55.54	1,000,830	$47.05
Options granted	41,650	79.49	50,450	87.49
Options exercised	(80,455)	38.66	(55,993)	33.72
Options cancelled/forfeited	(2,772)	54.70	(5,223)	51.52
Options outstanding, ending	975,917	$57.97	990,064	$49.84

	Six Months Ended September 30, 2020		Six Months Ended September 30, 2019
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning	1,029,103	$54.87	1,058,411	$45.17
Options granted	86,825	65.55	97,475	79.17
Options exercised	(124,818)	37.77	(156,948)	36.48
Options cancelled/forfeited	(15,193)	57.09	(8,874)	51.24
Options outstanding, ending	975,917	$57.97	990,064	$49.84

The following table summarizes the status of stock options outstanding and exercisable at September 30, 2020:

Range of Exercise Price	Number of Outstanding Options	Weighted Average Remaining Contractual Life	Outstanding Options – Weighted Average Exercise Price	Exercisable Options – Number of Exercisable Options	Exercisable Options – Weighted Average Exercise Price
$21.87 to $48.35	285,745	2.28	$37.55	256,481	$36.58
$48.36 to $57.75	262,904	3.04	55.07	110,308	55.48
$57.76 to $77.93	309,586	3.60	69.07	46,812	63.03
$77.94 to $88.22	117,682	5.59	84.83	12,662	87.49
Total	975,917	3.30	$57.97	426,263	$45.88

The following table summarizes the status of all outstanding options at September 30, 2020, and changes during the three months then ended:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value as of September 30, 2020
Options outstanding at July 1, 2020	1,017,494	$55.54
Granted	41,650	79.49
Exercised	(80,455)	38.66
Cancelled – forfeited	(263)	64.07
Cancelled – expired	(2,509)	47.92
Ending outstanding	975,917	$57.97	3.30	$26,974,518
Ending vested and expected to vest	838,745	$47.03	2.97	$24,141,622
Ending exercisable at September 30, 2020	426,263	$45.88	2.58	$16,882,794

The weighted-average grant-date fair value of options granted during the three months ended September 30, 2020 and 2019, was $22.39 and $24.90, respectively.

Included in the above-noted stock option grants and stock compensation expense are performance-based stock options that vest only upon the Company’s achievement of certain earnings per share targets on a calendar year basis, as determined by the Company’s Board of Directors.  These options were valued in the same manner as the time-based options. However, the Company only recognizes stock compensation expense to the extent that the targets are determined to be probable of being achieved, which triggers the vesting of the performance options.  The Company recognized $510,000 and $470,000 of stock compensation expense for the three months ended September 30, 2020 and 2019, respectively, for performance-based stock options.

Note 4 — Treasury Stock

The Company’s Board of Directors approved the commencement of a stock repurchase program in the fall of 1996.  In February 2019, the Company’s Board of Directors approved a 1,000,000 share expansion to the Company’s existing stock repurchase program, increasing the total number of shares of the Company’s common stock approved for repurchase over the life of the program to 37,000,000 shares.  Since the commencement of the stock repurchase program, the Company has spent $546 million on the repurchase of 36,470,554 shares of its common stock, equal to 67% of the outstanding common stock had there been no repurchases.  The average price of these repurchases was $14.98 per share. These repurchases were funded primarily by the net earnings of the Company, along with proceeds from the exercise of common stock options.  The Company had temporarily suspended share repurchases under its stock repurchase program from March 21 through June 14, 2020.  During the three and six months ended September 30, 2020, the Company repurchased 150,325 shares of its common stock for $12.0 million at an average price of $80.10 per share and 184,963 shares of its common stock for $14.4 million at an average price of $78.07, respectively.  The Company had 17,908,338 shares of common stock outstanding as of September 30, 2020, net of the 36,470,554 shares in treasury.  During the period subsequent to the quarter ended September 30, 2020, the Company repurchased 25,513 shares of its common stock for $2.3 million at an average price of $90.11 per share under the Company’s stock repurchase program.

Note 5 — Weighted Average Shares and Net Income Per Share

Basic weighted average common shares outstanding decreased to 17,937,000 for the quarter ended September 30, 2020 from 18,452,000 for the quarter ended September 30, 2019.  Diluted weighted average common and common equivalent shares outstanding decreased to 18,174,000 for the quarter ended September 30, 2020 from 18,771,000 for the quarter ended September 30, 2019.  Basic weighted average common shares outstanding decreased to 17,960,000 for the six months ended September 30, 2020 from 18,488,000 for the six months ended September 30, 2019. Diluted weighted average common and common equivalent shares outstanding decreased to 18,144,000 for the six months ended September 30, 2020 from 18,779,000 for the six months ended September 30, 2019.

Net income per common and common equivalent share was computed by dividing net income by the weighted average number of common and common share equivalents outstanding during the period.  The following table sets forth the calculations of the basic and diluted weighted average common shares for the three and six months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020	2019
Net Income	$11,865,000	$12,871,000
Basic:
Weighted average common shares outstanding	17,937,000	18,452,000
Net Income per share	$0.66	$0.70
Diluted:
Weighted average common shares outstanding	17,937,000	18,452,000
Treasury stock impact of stock options	237,000	319,000
Total common and common equivalent shares	18,174,000	18,771,000
Net Income per share	$0.65	$0.69

	Six Months Ended September 30,
	2020	2019
Net Income	$20,167,000	$26,278,000
Basic:
Weighted average common shares outstanding	17,960,000	18,488,000
Net Income per share	$1.12	$1.42
Diluted:
Weighted average common shares outstanding	17,960,000	18,488,000
Treasury stock impact of stock options	184,000	291,000
Total common and common equivalent shares	18,144,000	18,779,000
Net Income per share	$1.11	$1.40

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

Note 7 — Contingencies and Legal Proceedings

The Company is involved in litigation arising in the ordinary course of business. Management believes that resolution of these matters will not result in any payment that, individually or in the aggregate, would be material to the consolidated financial position or results of operations of the Company.

Note 8 — Accounts and Taxes Payable and Accrued Liabilities

The following table sets forth accounts payable, income taxes payable, and accrued liabilities at September 30, 2020 and March 31, 2020:

	September 30, 2020	March 31, 2020
Accounts payable	$11,280,000	$15,145,000
Income taxes payable and uncertain tax positions	2,029,000	1,218,000
Total accounts and taxes payable	$13,309,000	$16,363,000

	September 30, 2020	March 31, 2020
Payroll, payroll taxes and employee benefits	$35,935,000	$26,024,000
Customer deposits	52,570,000	48,991,000
Accrued professional service fees	7,957,000	5,919,000
Self-insurance accruals	3,374,000	3,248,000
Deferred revenue	20,466,000	17,645,000
Operating lease liabilities	12,867,000	13,223,000
Other	2,599,000	2,276,000
Total accrued liabilities	$135,768,000	$117,326,000

Note 9 – Leases

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

The components of lease expense are as follows:

	Three Months Ended	Three Months Ended
	September 30, 2020	September 30, 2019
Operating lease expense	$4,249,000	$4,248,000
Finance lease expense	26,000	—
Short-term lease expense	25,000	46,000
Variable lease expense	64,000	38,000
Total lease expenses	$4,364,000	$4,332,000

	Six Months Ended	Six Months Ended
	September 30, 2020	September 30, 2019
Operating lease expense	$7,958,000	$8,509,000
Finance lease expense	26,000	—
Short-term lease expense	165,000	51,000
Variable lease expense	118,000	43,000
Total lease expenses	$8,267,000	$8,603,000

The following table presents the lease related assets and liabilities recorded on the Company’s consolidated balance sheets related to its operating leases:

	September 30, 2020	March 31, 2020
Right-of-use asset, net	$87,500,000	$90,666,000
Short-term lease liability	$12,867,000	$13,223,000
Long-term lease liability	82,898,000	85,096,000
Total lease liabilities	$95,765,000	$98,319,000
Weighted average remaining operating lease term	8.07 years	8.27 years
Weighted average remaining finance lease term	4.75 years	—
Weighted average discount rate	4.0%	4.0%

Supplemental cash flow information related to operating leases for the six months ended September 30, 2020 and 2019 were as follows:

	Six Months Ended	Six Months Ended
	September 30, 2020	September 30, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$7,352,000	$7,438,000
Operating lease liabilities arising from obtaining ROU assets	$104,108,000	$104,476,000
Finance lease liabilities arising from obtaining ROU assets	$358,000	$—
Reductions to ROU assets resulting from reductions to operating lease liabilities	$928,000	$4,073,000

As of September 30, 2020, maturities of operating lease liabilities for each of the next five years and thereafter are as follows:

2021	$7,601,000
2022	14,160,000
2023	14,255,000
2024	13,009,000
2025	12,672,000
Thereafter	51,746,000
Total lease payments	113,443,000
Less interest	(17,678,000)
Total lease liabilities	$95,765,000

As of September 30, 2020, the Company has approximately $7.9 million of additional operating lease commitments that have not yet commenced.  These leases commence in 2020 and have lease terms between 2 years and 10 years.

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

Overview

CorVel Corporation is an independent nationwide provider of medical cost containment and managed care services designed to address the escalating medical costs of workers’ compensation benefits, mobile insurance claims, and group health insurance benefits. The Company’s services are provided to insurance companies, third party administrators, or (TPA’s), governmental entities, and self-administered employers to assist them in managing the medical costs and monitoring the quality of care associated with healthcare claims.  In November 2019, the Bureau of Labor Statistics reported that the occupational injury and illness incidence rate for 2018 remained unchanged from the prior year. This is the first year since 2012 that the rate did not decline.

Patient Management Services

The Company offers a range of patient management services, which involve working one-on-one with injured employees and their various healthcare professionals, employers and insurance company adjusters. Patient management services include claims management and all services sold to claims management customers, case management, 24/7 nurse triage, utilization management, vocational rehabilitation, and life care planning.  The services are designed to monitor the medical necessity and appropriateness of healthcare services provided to workers’ compensation and other healthcare claimants and to expedite return to work. The Company offers these services on a stand-alone basis, or as an integrated component of its medical cost containment services.  Patient management services also include the processing of claims for self-insured payors with respect to property and casualty insurance.

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

Through the September 2020 quarter, the COVID-19 pandemic continues to impact our business, however the impact is not as significant as it was during the June 2020 quarter.  We implemented a 10% reduction in headcount that began in the March 2020 quarter and continued through the June 2020 quarter.  We took actions intended to protect our employees and our customers that adversely affected our results.  We reduced discretionary spending, including but not limited to cutting spending in planned capital expenditures, travel, recruiting, consulting and temporary help expenses.  During the September 2020 quarter, we continued to monitor expenses.  Additionally, we temporarily suspended share repurchases under our stock repurchase program, from March 21 through June 14, 2020.  We do not intend to apply for governmental loans to support our operations, but we have evaluated the CARES Act and are taking advantage of certain aspects of the CARES Act such as the deferral of payroll tax deposits.  The majority of our workforce continues to work from home, while being able to maintain productivity and responsiveness.   Some of our customers either closed their locations or operated at significantly diminished capacity as a result of local and national actions taken, such as stay-at-home mandates, which reduced business activity and negatively impacted sales through the September 2020 quarter.

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

Summary of Quarterly Results

The Company’s revenues decreased to $136.0 million in the quarter ended September 30, 2020 from $147.0 million in the quarter ended September 30, 2019, a decrease of $10.9 million, or 7.4%.  This decrease was due to a decline in revenues in patient management and network solutions services, primarily due to the economic impact of the COVID-19 pandemic in the United States.

Cost of revenues decreased to $105.5 million in the quarter ended September 30, 2020 from $114.1 million in the quarter ended September 30, 2019, a decrease of $8.6 million, or 7.5%.   This decrease was primarily due to the decrease of 7.4% in revenue mentioned above, in connection with which there was a decrease in salaries resulting from decreased headcount of 9% in field operations.

General and administrative expense decreased to $15.6 million in the quarter ended September 30, 2020 from $16.6 million in the quarter ended September 30, 2019, a decrease of $1.0 million, or 6.2%.  This decrease was primarily due to a decrease in information technology and marketing costs offset by minor increases in other areas within general and administrative expenses.

Income tax expense decreased to $3.1 million in the quarter ended September 30, 2020 from $3.4 million in the quarter ended September 30, 2019, a decrease of $0.3 million, or 8.9%.  Income before income tax provision decreased to $14.9 million in the quarter ended September 30, 2020 from $16.3 million in the quarter ended September 30, 2019, a decrease of $1.3 million, or 8.0%.  The effective tax rate was 20.6% for the quarter ended September 30, 2020 compared to 20.8% in the quarter ended September 30, 2019.

Diluted weighted shares decreased to 18.2 million shares in the quarter ended September 30, 2020 from 18.8 million shares in the quarter ended September 30, 2019, a decrease of 597,000 shares, or 3.2%, due to the weighted impact of options exercised partially offset by the weighted impact of shares repurchased.

Diluted earnings per share decreased to $0.65 per share in the quarter ended September 30, 2020 from $0.69 per share in the quarter ended September 30, 2019, a decrease of $0.04 per share, or 5.8%. The decrease in diluted earnings per share was primarily due to a decrease in net income.

Results of Operations for the three months ended September 30, 2020 and 2019

The Company derives its revenues from providing patient management and network solutions services to payors of workers’ compensation benefits, automobile insurance claims, and group health insurance benefits. The percentages of total revenues attributable to patient management and network solutions services for the quarters ended September 30, 2020 and 2019 are as follows:

	September 30, 2020	September 30, 2019
Patient management services	66.1%	65.7%
Network solutions services	33.9%	34.3%

The following table sets forth, for the periods indicated, the dollar amounts, dollar and percent changes, share changes, and the percentage of revenues represented by certain items reflected in the Company’s unaudited consolidated income statements for the three months ended September 30, 2020 and 2019. The Company’s past operating results are not necessarily indicative of future operating results.

	Three Months Ended	Three Months Ended		Percentage
	September 30, 2020	September 30, 2019	Change	Change
Revenue	$136,028,000	$146,970,000	$(10,942,000)	(7.4%)
Cost of revenues	105,525,000	114,127,000	(8,602,000)	(7.5%)
Gross profit	30,503,000	32,843,000	(2,340,000)	(7.1%)
Gross profit as percentage of revenue	22.4%	22.3%
General and administrative	15,560,000	16,593,000	(1,033,000)	(6.2%)
General and administrative as percentage of revenue	11.4%	11.3%
Income before income tax provision	14,943,000	16,250,000	(1,307,000)	(8.0%)
Income before income tax provision as percentage of revenue	11.0%	11.1%
Income tax provision	3,078,000	3,379,000	(301,000)	(8.9%)
Net income	$11,865,000	$12,871,000	$(1,006,000)	(7.8%)
Weighted Shares
Basic	17,937,000	18,452,000	(515,000)	(2.8%)
Diluted	18,174,000	18,771,000	(597,000)	(3.2%)
Earnings Per Share
Basic	$0.66	$0.70	$(0.04)	(5.7%)
Diluted	$0.65	$0.69	$(0.04)	(5.8%)

Revenues

Change in revenue to the quarter ended September 30, 2020 from the quarter ended September 30, 2019

Revenues decreased to $136.0 million in the quarter ended September 30, 2020 from $147.0 million in the quarter ended September 30, 2019, a decrease of $10.9 million, or 7.4%.  The decrease in revenues was primarily due to the economic impact of the COVID-19 pandemic in the United States. Patient management services revenues decreased to $90.3 million from $95.7 million, a decrease of 5.7%.  Network solutions services revenues decreased to $45.8 million from $51.3 million, a decrease of 10.7%.  Due to the COVID-19 pandemic and economic shutdown, an increase in the number of employees working remotely and fewer people leaving the house to seek medical care, the Company saw a decrease in the number of claims in both patient management and network solutions services.  The number of new claims decreased by 10.2%.

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

Change in cost of revenues to the quarter ended September 30, 2020 from the quarter ended September 30, 2019

Cost of revenues decreased to $105.5 million in the quarter ended September 30, 2020 from $114.1 million in the quarter ended September 30, 2019, a decrease of $8.6 million, or 7.5%. The decrease in cost of revenues was primarily due to the decrease in total revenues of 7.4%, in connection with which there was a decrease in salaries resulting from decreased headcount of 9% in field operations, due to a reduction in headcount of 10% during the June 2020 quarter, that was slightly offset by hiring employees during the September 2020 quarter due to customer needs.

General and Administrative Expense

For the quarter ended September 30, 2020, general and administrative expense consisted of approximately 51% of corporate systems costs, which include the corporate systems support, implementation and training, rules engine development, national IT strategy and planning, depreciation of hardware costs in the Company’s corporate offices and backup data center, the Company’s nationwide area network, and other systems related costs. The Company includes all IT-related costs managed by the corporate office in general and administrative expense whereas the field IT-related costs are included in the cost of revenues.  The remaining general and administrative costs consist of national marketing, national sales support, corporate legal, corporate insurance, human resources, accounting, product management, new business development, and other general corporate expenses.

Change in general and administrative expense to the quarter ended September 30, 2020 from the quarter ended September 30, 2019

General and administrative expense decreased to $15.6 million in the quarter ended September 30, 2020 from $16.6 million in the quarter ended September 30, 2019, a decrease of $1.0 million, or 6.2%. This decrease was primarily due to a decrease in information technology and marketing costs offset by minor increases in other areas within general and administrative expenses.

Income Tax Provision

Change in income tax expense to the quarter ended September 30, 2020 from the quarter ended September 30, 2019

Income tax expense decreased to $3.1 million in the quarter ended September 30, 2020 from $3.4 million in the quarter ended September 30, 2019, a decrease of $0.3 million, or 8.9%. Income before income tax provision decreased to $14.9 million in the quarter ended September 30, 2020 from $16.3 million in the quarter ended September 30, 2019, a decrease of $1.3 million, or 8.0%.  The effective tax rate was 20.6% for the quarter ended September 30, 2020 compared to 20.8% in the quarter ended September 30, 2019.  The effective tax rate is less than the statutory tax rate primarily because of the impact of the stock option exercises.

Results of Operations for the six months ended September 30, 2020 and 2019

The following table sets forth, for the periods indicated, the dollar amounts, dollar and percent changes, share changes, and the percentage of revenues represented by certain items reflected in the Company’s consolidated income statements for the six months ended September 30, 2020 and 2019. The Company’s past operating results are not necessarily indicative of future operating results.

	Six Months Ended	Six Months Ended		Percentage
	September 30, 2020	September 30, 2019	Change	Change
Revenue	$265,628,000	$297,109,000	$(31,481,000)	(10.6%)
Cost of revenues	208,616,000	231,132,000	(22,516,000)	(9.7%)
Gross profit	57,012,000	65,977,000	(8,965,000)	(13.6%)
Gross profit as percentage of revenue	21.5%	22.2%
General and administrative	31,145,000	32,345,000	(1,200,000)	(3.7%)
General and administrative as percentage of revenue	11.7%	10.9%
Income before income tax provision	25,867,000	33,632,000	(7,765,000)	(23.1%)
Income before income tax provision as percentage of revenue	9.7%	11.3%
Income tax provision	5,700,000	7,354,000	(1,654,000)	(22.5%)
Net income	$20,167,000	$26,278,000	$(6,111,000)	(23.3%)
Weighted Shares
Basic	17,960,000	18,488,000	(528,000)	(2.9%)
Diluted	18,144,000	18,779,000	(635,000)	(3.4%)
Earnings Per Share
Basic	$1.12	$1.42	$(0.30)	(21.1%)
Diluted	$1.11	$1.40	$(0.29)	(20.7%)

Revenues

Change in revenue to the six months ended September 30, 2020 from the six months ended September 30, 2019

Revenues decreased to $265.6 million for the six months ended September 30, 2020 from $297.1 million for the six months ended September 30, 2019, a decrease of $31.5 million, or 10.6%. The decrease in revenues was primarily due to the economic impact of the COVID-19 pandemic in the United States.  Patient management services revenues decreased to $175.5 million from $195.2 million, a decrease of 10.1%.  Network solutions services revenues decreased to $90.2 million from $101.9 million, a decrease of 11.5%.  Due to the COVID-19 pandemic and economic shutdown, an increase in the number of employees working remotely and fewer people leaving the house to seek medical care, the Company saw a decrease in the number of claims in both patient management and network solutions services.  The number of new claims decreased by 16.4%.

Cost of Revenues

Change in cost of revenues to the six months ended September 30, 2020 from the six months ended September 30, 2019

Cost of revenues decreased to $208.6 million in the six months ended September 30, 2020 from $231.1 million in the six months ended September 30, 2019, a decrease of $22.5 million, or 9.7%. The decrease in cost of revenues was primarily due to the decrease in total revenues of 10.6%, in connection with which there was a decrease in salaries resulting from decreased headcount of 9% in field operations, due to a reduction in headcount of 10% during the June 2020 quarter, that was slightly offset by hiring employees during the September 2020 quarter due to customer needs.

General and Administrative Expense

Change in general and administrative expense to the six months ended September 30, 2020 from the six months ended September 30, 2019

General and administrative expense decreased to $31.1 million in the six months ended September 30, 2020 from $32.3 million in the six months ended September 30, 2019, a decrease of $1.2 million, or 3.7%. The decrease in general and administrative expense was primarily due to a decrease in corporate systems costs.

Income Tax Provision

Change in income tax expense to the six months ended September 30, 2020 from the six months ended September 30, 2019

Income tax expense decreased to $5.7 million for the six months ended September 30, 2020 from $7.4 million for the six months ended September 30, 2019, a decrease of $1.7 million, or 22.5%. Income before income tax provision decreased to $25.9 million in the six months ended September 30, 2020 from $33.6 million in the six months ended September 30, 2019, a decrease of $7.8 million, or 23.1%.  The income tax expense as a percentage of income before income taxes, also known as the effective tax rate, was 22.3% for the six months ended September 30, 2020 and 21.8% for the six months ended September 30, 2019.  The effective tax rate is less than the statutory tax rate primarily because of the impact of the stock option exercises.

Liquidity and Capital Resources

The Company has historically funded its operations and capital expenditures primarily from cash flow from operations, and to a lesser extent, proceeds from stock option exercises. Working capital increased to $93.2 million as of September 30, 2020 from $75.3 million as of March 31, 2020, an increase of $17.9 million primarily due to an increase in cash and cash equivalents. Cash increased to $106.1 million as of September 30, 2020 from $83.2 million as of March 31, 2020, an increase of $22.9 million. This is primarily due to steps the Company took in response to the COVID-19 pandemic, which included reducing its planned capital expenditures and reducing its work force. Additionally, the Company temporarily suspended share repurchases under its stock repurchase program, from March 21 through June 14, 2020.  The Company does not intend to apply for governmental loans to support the Company’s operations, but has evaluated the CARES Act and is taking advantage of certain aspects of the CARES Act such as the deferral of payroll tax deposits.

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

As of September 30, 2020, the Company had $106.1 million in cash and cash equivalents, invested primarily in short term, interest bearing, highly liquid investment grade securities with maturities of 90 days or less.

The Company believes that the cash balance at September 30, 2020 along with anticipated internally-generated funds will be sufficient to meet the Company’s expected cash requirements for at least the next twelve months.

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

Operating Activities

Six months ended September 30, 2020 compared to three months ended September 30, 2019

Net cash provided by operating activities decreased to $39.5 million in the six months ended September 30, 2020 from $46.4 million in the six months ended September 30, 2019, a decrease of $6.9 million. The decrease in cash flow from operating activities was primarily due to a decrease in net income of $6.1 million.

Investing Activities

Six months ended September 30, 2020 compared to three months ended September 30, 2019

Net cash flow used in investing activities decreased to $6.9 million in the six months ended September 30, 2020 from $17.5 million in the six months ended September 30, 2019, a decrease of $10.6 million.  Capital purchases were $6.9 million for the six months ended September 30, 2020 and $17.5 million for the six months ended September 30, 2019.  This decrease was due to the Company reducing its planned capital expenditures due to the COVID-19 pandemic.  The Company expects to see its office space, and the associated capital expenditures, decrease over time due to more employees switching to working remotely.

Financing Activities

Six months ended September 30, 2020 compared to three months ended September 30, 2019

Net cash flow used in financing activities decreased to $9.7 million for the six months ended September 30, 2020 from $22.7 million for the six months ended September 30, 2019, a decrease of $13.0 million. The decrease in net cash used in financing activities was primarily due to a decrease in spending on share repurchases to $14.4 million for the six months ended September 30, 2020, when we temporarily suspended share repurchases under our stock repurchase program, from $28.3 million for the six months ended September 30, 2019.

Contractual Obligations

The following table summarizes the Company’s contractual obligations outstanding as of September 30, 2020:

	Payments Due by Period
		Within One	Between One and	Between Three and	More than
	Total	Year	Three Years	Five Years	Five Years
Operating and finance leases	$122,680,000	$7,806,000	$29,334,000	$27,011,000	$58,529,000
Software licenses	3,125,000	1,230,000	1,895,000	—	—
Total	$125,805,000	$9,036,000	$31,229,000	$27,011,000	$58,529,000

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

The Company’s significant accounting policies which have the greatest potential impact on its financial statements are more fully described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of its Annual Report on Form 10-K for the fiscal year ended March 31, 2020, filed with the SEC on June 10, 2020. No changes in critical accounting policies have been made since the filing of that Annual Report on Form 10-K. Additional information related to adoption of accounting standards is provided in Note 1 to the accompanying unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q.  In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America (“GAAP”), with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting an available alternative would not produce a materially different result.  Actual results could differ from the estimates we use in applying our critical accounting policies.  We are not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

Recent Accounting Standards Update

See Note 1 – Summary of Significant Accounting Policies to the accompanying unaudited financial statements contained elsewhere in this report for a description of recently issued and adopted accounting pronouncements.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2020, the Company held no market risk sensitive instruments for trading purposes, and the Company did not employ any derivative financial instruments, other financial instruments, or derivative commodity instruments to hedge any market risk. The Company had no debt outstanding as of September 30, 2020, and therefore, had no market risk related to debt.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting  (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The closure of offices or restrictions inhibiting our employees’ ability to travel or interact with claimants and access claim sites, has disrupted, and could in the future disrupt, our ability to provide our services and solutions to our customers.  In addition, widespread unemployment has resulted in fewer doctor visits and fewer workers’ compensation and general liability claims.  The majority of our workforce continues to work from home, which in the long run could have an impact on our level of service.  This may result in, among other things, decreased demand for our services, terminations of customer contracts, delays in our ability to perform services, an altering of the mix of services requested by customers and claimants, and other losses of revenue. Customers may also slow down decision making, delay planned work or seek to terminate existing agreements. Any of these events could cause or contribute to the risks and uncertainties enumerated in this report and could materially adversely affect our business, financial condition, results of operations and/or stock price.

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

The rapid and widespread transmission of COVID-19 coronavirus beginning in late 2019 impacts us in significant ways.  To mitigate the spread of the COVID-19 disease, we implemented travel restrictions and remote working arrangements for most of our employees in order to minimize physical contact. These measures might not fully mitigate COVID-19 risks to our workforce and we could experience unusual levels of absenteeism that might impair operations. The pandemic reduces demand for some products due to delays or cancellations of elective medical procedures, consumer self-isolation, widespread unemployment and business closures, among other reasons. The ongoing impacts of the pandemic might cause a prolonged general economic slowdown or recession in one or more markets, disruptions and volatility in global capital markets and other broad and adverse effects on the economy, business conditions, commercial activity and the healthcare industry.  The pandemic might impact our business operations, financial position and results of operations in unpredictable ways that depend on highly-uncertain future developments, such as determining the effectiveness of current or future government actions to address the public health or economic impacts of the pandemic.  Any of these risks might have a materially adverse effect on our business operations and our financial position or results of operations.

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

Increasing regulatory focus on privacy issues and expanding laws could impact our business models and expose us to increased liability.

U.S. privacy and data security laws apply to our various businesses. Governments, privacy advocates and class action attorneys are increasingly scrutinizing how companies collect, process, use, store, share and transmit personal data. Globally, new laws, such as the General Data Protection Regulation (“GDPR”) in Europe, the California Consumer Privacy Act ("CCPA") in California, and industry self-regulatory codes have been enacted and more are being considered that may affect our ability to respond to customer requests under the laws, and to implement our business models effectively. These requirements, among others, may force us to bear the burden of more onerous obligations in our contracts. Any perception of our practices, products or services as a violation of individual privacy rights may subject us to public criticism, class action lawsuits, reputational harm, or investigations or claims by regulators, industry groups or other third parties, all of which could disrupt our business and expose us to increased liability. Additionally, we store information on behalf of our customers and if our customers fail to comply with contractual obligations or applicable laws, it could result in litigation or reputational harm to us.

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

We are sensitive to regional weather conditions and natural disasters that may adversely affect our operations.

Our operations are directly affected in the short term by the weather conditions and natural disasters in certain regions of operation. Therefore our business is sensitive to the weather conditions and natural disasters of these regions. Unusually inclement weather, including significant rain, hurricanes, tropical storms, snow, sleet, freezing rain, or ice, and natural disasters, including fires, can temporarily affect our operations if customers are forced to close operational centers.  Accordingly, our operating results may vary from quarter to quarter, depending on the impact of these weather conditions and natural disasters.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the period covered by this report. The following table sets forth the repurchases of the Company’s common stock made by or on behalf of the Company in open-market transactions for the quarter ended September 30, 2020 pursuant to its publicly announced stock repurchase plan, which represents the total number of shares purchased by the Company and its affiliates.

			Total Number of
			Shares Purchased	Maximum Number
			as Part of Publicly	of Shares that may
	Total Number of	Average Price Paid	Announced	yet be Purchased
Period	Shares Purchased	Per Share	Program	Under the Program
July 1 to July 31, 2020	57,863	$76.00	57,863	621,908
August 1 to August 31, 2020	51,736	$80.92	51,736	570,172
September 1 to September 30, 2020	40,726	$84.81	40,726	529,446
Total	150,325	$80.08	150,325	529,446

In 1996, the Company’s Board of Directors authorized a stock repurchase program for up to 100,000 shares of the Company’s common stock. The Company’s Board of Directors has periodically increased the number of shares authorized for repurchase under the repurchase program.  The Company’s Board of Directors has authorized up to 37,000,000 shares of common stock to be repurchased over the life of the program. There is no expiration date for the repurchase program.  Although the Company had temporarily suspended share repurchases under its stock repurchase program from March 21 through June 14, 2020, the Company repurchased 184,963 shares of its common stock for $14.4 million at an average price of $78.07 per share during the six months ended September 30, 2020 after its stock repurchase program resumed.  As of September 30, 2020, the Company had repurchased 36,470,554 shares of its common stock over the life of the program.

Item 3 – Defaults Upon Senior Securities – None.

Item 4 – Mine Safety Disclosures – Not applicable.

Item 5 – Other Information – None.

Item 6 – Exhibits

3.1

Amended and Restated Certificate of Incorporation of the Company.  Incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020 filed with the SEC on August 6, 2020 (File No. 000-19291).

3.2

Amended and Restated Bylaws of the Company.  Incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly report period ended June 30, 2020 filed with the SEC on August 6, 2020 (File No. 000-19291).

10.1

CorVel Corporation Restated Omnibus Incentive Plan (Formerly The Restated 1988 Executive Stock Option Plan).  Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 4, 2020 (File No. 000-19291).

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

November 5, 2020