Form 10-Q
period 2020-12-31
CORVEL CORP
filed 2021-02-04
CIK 874866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

or

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

The number of shares outstanding of the registrant's Common Stock, $0.0001 par value per share, as of February 1, 2021, was 17,877,055.

CORVEL CORPORATION

FORM 10-Q

Part I – FINANCIAL INFORMATION

Item 1 – Financial Statements

CORVEL CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2020	March 31, 2020
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$128,829,000	$83,223,000
Customer deposits	54,371,000	48,991,000
Accounts receivable, net	63,579,000	65,767,000
Prepaid taxes and expenses	12,453,000	11,010,000
Total current assets	259,232,000	208,991,000
Property and equipment, net	72,483,000	75,900,000
Goodwill	36,814,000	36,814,000
Other intangibles, net	2,213,000	2,540,000
Right-of-use asset, net (Note 9)	86,633,000	90,666,000
Other assets	490,000	1,349,000
TOTAL ASSETS	$457,865,000	$416,260,000
Liabilities and Stockholders' Equity
Current Liabilities
Accounts and taxes payable (Note 8)	$17,494,000	$16,363,000
Accrued liabilities (Note 8)	141,328,000	117,326,000
Total current liabilities	158,822,000	133,689,000
Deferred income taxes	6,893,000	7,764,000
Long-term lease liabilities (Note 9)	82,277,000	85,096,000
Total liabilities	247,992,000	226,549,000
Commitments and contingencies (Notes 6 and 7)
Stockholders' Equity
Common stock, $.0001 par value: 120,000,000 shares authorized at December 31, 2020 and March 31, 2020; 54,439,754 shares issued (17,887,043 shares outstanding, net of Treasury shares) and 54,254,557 shares issued (17,968,966 shares outstanding, net of Treasury shares) at December 31, 2020 and March 31, 2020, respectively	3,000	3,000
Paid-in capital	179,675,000	168,935,000
Treasury stock (36,552,711 shares at December 31, 2020 and 36,285,591 shares at March 31, 2020)	(553,889,000)	(531,764,000)
Retained earnings	584,084,000	552,537,000
Total stockholders' equity	209,873,000	189,711,000
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$457,865,000	$416,260,000

See accompanying notes to unaudited consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED INCOME STATEMENTS – UNAUDITED

	Three Months Ended December 31,
	2020	2019
REVENUES	$141,506,000	$148,092,000
Cost of revenues	110,613,000	118,839,000
Gross profit	30,893,000	29,253,000
General and administrative expenses	16,937,000	17,000,000
Income before income tax provision	13,956,000	12,253,000
Income tax provision	2,576,000	2,901,000
NET INCOME	$11,380,000	$9,352,000
Net income per common and common equivalent share
Basic	$0.64	$0.51
Diluted	$0.63	$0.50
Weighted average common and common equivalent shares
Basic	17,899,000	18,253,000
Diluted	18,180,000	18,526,000

See accompanying notes to unaudited consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED INCOME STATEMENTS – UNAUDITED

	Nine Months Ended December 31,
	2020	2019
REVENUES	$407,134,000	$445,200,000
Cost of revenues	319,228,000	350,024,000
Gross profit	87,906,000	95,176,000
General and administrative expenses	48,084,000	49,290,000
Income before income tax provision	39,822,000	45,886,000
Income tax provision	8,275,000	10,256,000
NET INCOME	$31,547,000	$35,630,000
Net income per common and common equivalent share
Basic	$1.76	$1.94
Diluted	$1.74	$1.91
Weighted average common and common equivalent shares
Basic	17,939,000	18,410,000
Diluted	18,156,000	18,695,000

See accompanying notes to unaudited consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY – UNAUDITED

	Three Months Ended December 31, 2020
	Common Shares	Stock Amount	Paid-in- Capital	Treasury Shares	Treasury Stock	Retained Earnings	Total Stockholders' Equity
Balance – September 30, 2020	54,378,892	$3,000	$175,897,000	(36,470,554)	$(546,204,000)	$572,704,000	$202,400,000
Stock issued under stock option plan, net of shares repurchased	60,862	—	2,527,000	—	—	—	2,527,000
Stock-based compensation expense	—	—	1,251,000	—	—	—	1,251,000
Purchase of treasury stock	—	—	—	(82,157)	(7,685,000)	—	(7,685,000)
Net income	—	—	—	—	—	11,380,000	11,380,000
Balance – December 31, 2020	54,439,754	$3,000	$179,675,000	(36,552,711)	$(553,889,000)	$584,084,000	$209,873,000

	Three Months Ended December 31, 2019
	Common Shares	Stock Amount	Paid-in- Capital	Treasury Shares	Treasury Stock	Retained Earnings	Total Stockholders' Equity
Balance – September 30, 2019	54,176,531	$3,000	$163,847,000	(35,812,115)	$(494,472,000)	$531,438,000	$200,816,000
Stock issued under stock option plan, net of shares repurchased	28,225	—	1,250,000	—	—	—	1,250,000
Stock-based compensation expense	—	—	1,143,000	—	—	—	1,143,000
Purchase of treasury stock	—	—	—	(240,026)	(19,196,000)	—	(19,196,000)
Net income	—	—	—	—	—	9,352,000	9,352,000
Balance – December 31, 2019	54,204,756	$3,000	$166,240,000	(36,052,141)	$(513,668,000)	$540,790,000	$193,365,000

	Nine Months Ended December 31, 2020
	Common Shares	Stock Amount	Paid-in- Capital	Treasury Shares	Treasury Stock	Retained Earnings	Total Stockholders' Equity
Balance – March 31, 2020	54,254,557	$3,000	$168,935,000	(36,285,591)	$(531,764,000)	$552,537,000	$189,711,000
Stock issued under employee stock purchase plan	3,173	—	257,000	—	—	—	257,000
Stock issued under stock option plan, net of shares repurchased	182,024	—	6,999,000	—	—	—	6,999,000
Stock-based compensation expense	—	—	3,484,000	—	—	—	3,484,000
Purchase of treasury stock	—	—	—	(267,120)	(22,125,000)	—	(22,125,000)
Net income	—	—	—	—	—	31,547,000	31,547,000
Balance – December 31, 2020	54,439,754	$3,000	$179,675,000	(36,552,711)	$(553,889,000)	$584,084,000	$209,873,000

	Nine Months Ended December 31, 2019
	Common Shares	Stock Amount	Paid-in- Capital	Treasury Shares	Treasury Stock	Retained Earnings	Total Stockholders' Equity
Balance – March 31, 2019	54,021,032	$3,000	$155,798,000	(35,463,238)	$(466,156,000)	$505,160,000	$194,805,000
Stock issued under employee stock purchase plan	3,323	—	239,000	—	—	—	239,000
Stock issued under stock option plan, net of shares repurchased	180,401	—	6,637,000	—	—	—	6,637,000
Stock-based compensation expense	—	—	3,566,000	—	—	—	3,566,000
Purchase of treasury stock	—	—	—	(588,903)	(47,512,000)	—	(47,512,000)
Net income	—	—	—	—	—	35,630,000	35,630,000
Balance – December 31, 2019	54,204,756	$3,000	$166,240,000	(36,052,141)	$(513,668,000)	$540,790,000	$193,365,000

See accompanying notes to unaudited consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED

	Nine Months Ended December 31,
	2020	2019
Cash Flows from Operating Activities
NET INCOME	$31,547,000	$35,630,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,550,000	16,818,000
Loss on write down or disposal of property, capitalized software or investment	554,000	69,000
Stock compensation expense	3,484,000	3,566,000
Provision for doubtful accounts	1,954,000	(1,421,000)
Deferred income tax	(871,000)	(891,000)
Changes in operating assets and liabilities
Accounts receivable	234,000	6,570,000
Customer deposits	(5,380,000)	(684,000)
Prepaid taxes and expenses	(1,443,000)	(1,609,000)
Other assets	361,000	(813,000)
Accounts and taxes payable	566,000	5,391,000
Accrued liabilities	24,001,000	9,625,000
Operating lease liabilities	1,213,000	(5,954,000)
Net cash provided by operating activities	73,770,000	66,297,000
Cash Flows from Investing Activities
Purchase of property and equipment	(13,295,000)	(27,746,000)
Net cash used in investing activities	(13,295,000)	(27,746,000)
Cash Flows from Financing Activities
Purchase of treasury stock	(22,125,000)	(47,512,000)
Exercise of common stock options	6,999,000	6,637,000
Purchases under employee stock purchase	257,000	239,000
Net cash used in financing activities	(14,869,000)	(40,636,000)
Increase in cash and cash equivalents	45,606,000	(2,085,000)
Cash and cash equivalents at beginning of period	83,223,000	91,713,000
Cash and cash equivalents at end of period	$128,829,000	$89,628,000
Supplemental Cash Flow Information:
Income taxes paid	$9,830,000	$11,927,000
Purchase of software license under finance agreement	$—	$3,790,000

See accompanying notes to unaudited consolidated financial statements.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

Note 1 — Summary of Significant Accounting Policies

Basis of Presentation: The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

The unaudited consolidated financial statements herein have been prepared by CorVel Corporation (“the Company”, “we”, “our”, “us”) pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).  The accompanying interim unaudited consolidated financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited consolidated financial statements for the latest fiscal year ended March 31, 2020.  Accordingly, note disclosures which would substantially duplicate the disclosures contained in the March 31, 2020 audited consolidated financial statements have been omitted from these interim unaudited consolidated financial statements.

The Company evaluated all subsequent events and transactions through the date of filing this report.

Certain information and note disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended December 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2021.  For further information, refer to the audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2020 included in the Company's Annual Report on Form 10-K filed with the SEC on June 10, 2020.

Impact of COVID-19:  The COVID-19 pandemic has impacted and could further impact our operations and the operations of our customers, suppliers and vendors as a result of quarantines, facility closures, illnesses, reduced medical services, and travel and logistics restrictions. The extent to which the COVID-19 pandemic impacts our business, results of operations, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted. This includes, but is not limited to the duration, spread, severity, and impact of the COVID-19 pandemic, the effects of the COVID-19 pandemic on our customers, suppliers, and vendors, the remedial actions and stimulus measures adopted by federal, state, and local governments, the effects of stay at home mandates, the distribution and effectiveness of vaccines, and to what extent normal economic and operating conditions can resume. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any economic recession or depression that has occurred or may occur in the future. Therefore, the Company cannot reasonably estimate the full impact at this time.

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

The following table presents revenues disaggregated by service line for the three and nine months ended December 31, 2020 and 2019:

	Three Months Ended	Three Months Ended
	December 31, 2020	December 31, 2019
Patient management services	$96,554,000	$98,326,000
Network solutions services	44,952,000	49,766,000
Total services	$141,506,000	$148,092,000

	Nine Months Ended	Nine Months Ended
	December 31, 2020	December 31, 2019
Patient management services	$272,025,000	$293,528,000
Network solutions services	135,109,000	151,672,000
Total services	$407,134,000	$445,200,000

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

	December 31, 2020	March 31, 2020
Billed receivables	$52,594,000	$51,208,000
Allowance for doubtful accounts	(3,800,000)	(5,133,000)
Unbilled receivables	14,785,000	19,692,000
Accounts receivable, net	$63,579,000	$65,767,000

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

The table below presents the deferred revenues balance and the significant activity affecting deferred revenues during the nine months ended December 31, 2020:

Nine Months Ended
December 31, 2020
Beginning balance at April 1, 2020 (Note 8)	$17,645,000
Additions	28,687,000
Revenue recognized from beginning of period	(8,311,000)
Revenue recognized from additions	(15,499,000)
Ending balance at December 31, 2020 (Note 8)	$22,522,000

Remaining Performance Obligations

As of December 31, 2020, the Company had $22.5 million of remaining performance obligations related to claims and non-claims services for which the price is fixed. Remaining performance obligations consist of deferred revenues. The Company expects to recognize approximately 98% of its remaining performance obligations as revenues within one year and the remaining balance thereafter. See the discussion below regarding the practical expedients elected for the disclosure of remaining performance obligations.

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

Note 3 — Stock-Based Compensation and Stock Options

Under the Company’s Restated Omnibus Incentive Plan (formerly the Restated 1988 Executive Stock Option Plan) (“the Plan”) as in effect at December 31, 2020, options exercisable for up to 20,615,000 shares of the Company’s common stock may be granted over the life of the Plan to key employees, non-employee directors, and consultants at exercise prices not less than the fair market value of the common stock on the date of grant. Options granted under the Plan are non-statutory stock options and generally vest 25% one year from the date of grant with the remaining 75% vesting ratably each month for the next 36 months. The options granted to employees and the Company’s Board of Directors expire at the end of five years and ten years from the date of grant, respectively.  All options granted in the nine months ended December 31, 2020 and 2019 were granted with an exercise price equal to the fair value of the Company’s common stock on the grant date and are non-statutory stock options.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model with the assumptions included in the table below. The Company uses historical data, among other factors, to estimate the expected volatility, the expected dividend yield and the expected option life. The Company accounts for forfeitures as they occur, rather than estimating expected forfeitures.  The risk-free rate is based on the interest rate paid on a U.S. Treasury issue with a term similar to the estimated life of the option.  The following assumptions were used to estimate the fair value of options granted during the three months ended December 31, 2020 and 2019 using the Black-Scholes option-pricing model:

	Three Months Ended
	December 31, 2020	December 31, 2019
Risk-free interest rate	0.33%	1.66%
Expected volatility	34%	31%
Expected dividend yield	0.00%	0.00%
Expected weighted average life of option in years	4.5 years	4.5 years

For the three months ended December 31, 2020 and 2019, the Company recorded share-based compensation expense of $1,251,000 and $1,143,000, respectively. For the nine months ended December 31, 2020 and 2019, the Company recorded share-based compensation expenses of $3,484,000 and $3,566,000, respectively. The table below shows the amounts recognized in the unaudited consolidated financial statements for stock compensation expense for time-based options and performance-based options during the three and nine months ended December 31, 2020 and 2019, respectively.

	Three Months Ended
	December 31, 2020	December 31, 2019
Cost of revenues	$516,000	$529,000
General and administrative	735,000	614,000
Total cost of stock-based compensation included in income before income tax provision	1,251,000	1,143,000
Amount of income tax benefit recognized	(231,000)	(271,000)
Amount charged against net income	$1,020,000	$872,000
Effect on basic earnings per share	$(0.06)	$(0.05)
Effect on diluted earnings per share	$(0.06)	$(0.05)

	Nine Months Ended
	December 31, 2020	December 31, 2019
Cost of revenues	$1,510,000	$1,531,000
General and administrative	1,974,000	2,035,000
Total cost of stock-based compensation included in income before income tax provision	3,484,000	3,566,000
Amount of income tax benefit recognized	(724,000)	(797,000)
Amount charged against net income	$2,760,000	$2,769,000
Effect on basic earnings per share	$(0.15)	$(0.15)
Effect on diluted earnings per share	$(0.15)	$(0.15)

The following table summarizes information for all stock options for the three and nine months ended December 31, 2020 and 2019:

	Three Months Ended December 31, 2020		Three Months Ended December 31, 2019
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning	975,917	$57.97	990,064	$49.84
Options granted	122,750	87.69	144,650	77.93
Options exercised	(62,997)	44.83	(28,225)	44.28
Options cancelled/forfeited	(2,234)	59.31	(6,975)	48.55
Options outstanding, ending	1,033,436	$62.30	1,099,514	$53.66

	Nine Months Ended December 31, 2020		Nine Months Ended December 31, 2019
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning	1,029,103	$54.87	1,058,411	$45.17
Options granted	209,575	78.52	242,125	78.43
Options exercised	(187,815)	40.13	(185,173)	37.67
Options cancelled/forfeited	(17,427)	57.37	(15,849)	52.13
Options outstanding, ending	1,033,436	$62.30	1,099,514	$53.66

The following table summarizes the status of stock options outstanding and exercisable at December 31, 2020:

Range of Exercise Price	Number of Outstanding Options	Weighted Average Remaining Contractual Life	Outstanding Options – Weighted Average Exercise Price	Exercisable Options – Number of Exercisable Options	Exercisable Options – Weighted Average Exercise Price
$21.87 to $49.40	287,621	2.26	$39.58	249,975	$38.29
$49.41 to $59.32	316,197	2.90	57.32	105,756	57.70
$59.33 to $87.49	278,943	4.32	77.60	39,169	75.48
$87.50 to $88.22	150,675	4.71	87.79	—	—
Total	1,033,436	3.37	$62.30	394,900	$47.18

The following table summarizes the status of all outstanding options at December 31, 2020, and changes during the three months then ended:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value as of December 31, 2020
Options outstanding at October 1, 2020	975,917	$57.97
Granted	122,750	87.69
Exercised	(62,997)	44.83
Cancelled – forfeited	(1,905)	63.54
Cancelled – expired	(329)	34.78
Ending outstanding	1,033,436	$62.30	3.37	$45,161,613
Ending vested and expected to vest	808,294	$53.51	3.41	$22,224,930
Ending exercisable at December 31, 2020	394,900	$47.18	2.50	$23,230,004

The weighted-average grant-date fair value of options granted during the three months ended December 31, 2020 and 2019, was $25.20 and $22.23, respectively.

Included in the above-noted stock option grants and stock compensation expense are performance-based stock options that vest only upon the Company’s achievement of certain earnings per share targets on a calendar year basis, as determined by the Company’s Board of Directors.  These options were valued in the same manner as the time-based options. However, the Company only recognizes stock compensation expense to the extent that the targets are determined to be probable of being achieved, which triggers the vesting of the performance options.  The Company recognized $513,000 and $400,000 of stock compensation expense for the three months ended December 31, 2020 and 2019, respectively, for performance-based stock options.  The Company recognized $1,316,000 and $1,413,000 of stock compensation expense for the nine months ended December 31, 2020 and 2019, respectively, for performance-based stock options.

Note 4 — Treasury Stock

The Company’s Board of Directors approved the commencement of a stock repurchase program in the fall of 1996.  In February 2019, the Company’s Board of Directors approved a 1,000,000 share expansion to the Company’s existing stock repurchase program, increasing the total number of shares of the Company’s common stock approved for repurchase over the life of the program to 37,000,000 shares.  Since the commencement of the stock repurchase program, the Company has spent $554 million on the repurchase of 36,552,711 shares of its common stock, equal to 67% of the outstanding common stock had there been no repurchases.  The average price of these repurchases was $15.15 per share. These repurchases were funded primarily by the net earnings of the Company, along with proceeds from the exercise of common stock options.  The Company had temporarily suspended share repurchases under its stock repurchase program from March 21 through June 14, 2020.  During the three and nine months ended December 31, 2020, the Company repurchased 82,157 shares of its common stock for $7.7 million at an average price of $93.54 per share and 267,120 shares of its common stock for $22.1 million at an average price of $82.83, respectively.  The Company had 17,887,043 shares of common stock outstanding as of December 31, 2020, net of the 36,552,711 shares in treasury.  During the period subsequent to the quarter ended December 31, 2020, the Company repurchased 28,664 shares of its common stock for $3.0 million at an average price of $104.62 per share under the Company’s stock repurchase program.

Note 5 — Weighted Average Shares and Net Income Per Share

Basic weighted average common shares outstanding decreased to 17,899,000 for the quarter ended December 31, 2020 from 18,253,000 for the quarter ended December 31, 2019.  Diluted weighted average common and common equivalent shares outstanding decreased to 18,180,000 for the quarter ended December 31, 2020 from 18,526,000 for the quarter ended December 31, 2019.  Basic weighted average common shares outstanding decreased to 17,939,000 for the nine months ended December 31, 2020 from 18,410,000 for the nine months ended December, 2019. Diluted weighted average common and common equivalent shares outstanding decreased to 18,156,000 for the nine months ended December 31, 2020 from 18,695,000 for the nine months ended December 31, 2019.

Net income per common and common equivalent share was computed by dividing net income by the weighted average number of common and common share equivalents outstanding during the period.  The following table sets forth the calculations of the basic and diluted weighted average common shares for the three and nine months ended December 31, 2020 and 2019:

	Three Months Ended December 31,
	2020	2019
Net Income	$11,380,000	$9,352,000
Basic:
Weighted average common shares outstanding	17,899,000	18,253,000
Net Income per share	$0.64	$0.51
Diluted:
Weighted average common shares outstanding	17,899,000	18,253,000
Treasury stock impact of stock options	281,000	273,000
Total common and common equivalent shares	18,180,000	18,526,000
Net Income per share	$0.63	$0.50

	Nine Months Ended December 31,
	2020	2019
Net Income	$31,547,000	$35,630,000
Basic:
Weighted average common shares outstanding	17,939,000	18,410,000
Net Income per share	$1.76	$1.94
Diluted:
Weighted average common shares outstanding	17,939,000	18,410,000
Treasury stock impact of stock options	217,000	285,000
Total common and common equivalent shares	18,156,000	18,695,000
Net Income per share	$1.74	$1.91

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

Note 8 — Accounts and Taxes Payable and Accrued Liabilities

The following table sets forth accounts payable, income taxes payable, and accrued liabilities at December 31, 2020 and March 31, 2020:

	December 31, 2020	March 31, 2020
Accounts payable	$12,065,000	$15,145,000
Income taxes payable and uncertain tax positions	5,429,000	1,218,000
Total accounts and taxes payable	$17,494,000	$16,363,000

	December 31, 2020	March 31, 2020
Payroll, payroll taxes and employee benefits	$38,254,000	$26,024,000
Customer deposits	54,371,000	48,991,000
Accrued professional service fees	6,443,000	5,919,000
Self-insurance accruals	3,319,000	3,248,000
Deferred revenue	22,522,000	17,645,000
Operating lease liabilities	13,653,000	13,223,000
Other	2,766,000	2,276,000
Total accrued liabilities	$141,328,000	$117,326,000

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

The components of lease expense are as follows:

	Three Months Ended	Three Months Ended
	December 31, 2020	December 31, 2019
Operating lease expense	$3,629,000	$3,832,000
Finance lease expense	26,000	—
Short-term lease expense	4,000	131,000
Variable lease expense	60,000	36,000
Total lease expenses	$3,719,000	$3,999,000

	Nine Months Ended	Nine Months Ended
	December 31, 2020	December 31, 2019
Operating lease expense	$11,587,000	$11,270,000
Finance lease expense	51,000	—
Short-term lease expense	170,000	182,000
Variable lease expense	178,000	82,000
Total lease expenses	$11,986,000	$11,534,000

The following table presents the lease related assets and liabilities recorded on the Company’s consolidated balance sheets related to its operating leases:

	December 31, 2020	March 31, 2020
Right-of-use asset, net	$86,633,000	$90,666,000
Short-term lease liability	$13,653,000	$13,223,000
Long-term lease liability	82,277,000	85,096,000
Total lease liabilities	$95,930,000	$98,319,000
Weighted average remaining operating lease term	7.94 years	8.27 years
Weighted average remaining finance lease term	4.5 years	—
Weighted average discount rate	4.0%	4.0%

Supplemental cash flow information related to operating leases for the nine months ended December 31, 2020 and 2019 was as follows:

	Nine Months Ended	Nine Months Ended
	December 31, 2020	December 31, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$11,250,000	$11,270,000
Operating lease liabilities arising from obtaining ROU assets	$105,164,000	$110,441,000
Finance lease liabilities arising from obtaining ROU assets	$358,000	$—
Reductions to ROU assets resulting from reductions to operating lease liabilities	$1,466,000	$8,254,000

As of December 31, 2020, maturities of operating lease liabilities for each of the next five years and thereafter are as follows:

2021	$3,989,000
2022	14,999,000
2023	14,214,000
2024	13,050,000
2025	12,917,000
Thereafter	54,115,000
Total lease payments	113,284,000
Less interest	(17,354,000)
Total lease liabilities	$95,930,000

As of December 31, 2020, the Company has approximately $6.1 million of additional operating lease commitments that have not yet commenced.  These leases commence in 2021 and have lease terms between 2 years and 8 years.

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

The Company disclaims any obligations to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise. Actual future performance, outcomes, and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of these factors include (without limitation) the impact of global pandemics, such as COVID-19; general industry and economic conditions, including a static number of national claims due to a decreasing number of injured workers; cost of capital and capital requirements; the ability to expand certain areas of the Company’s business; competition from other managed care companies; the impact of possible cybersecurity incidents; existing and possible litigation and legal liability in the course of operations and the Company’s ability to resolve such litigation; the ability to renew and/or maintain contracts with customers on favorable terms or at all; shifts in customer demands; the ability of the Company to produce market-competitive software; changes in operating expenses including employee wages, benefits, and medical inflation; governmental and public policy changes, including but not limited to legislative and administrative law and rule implementation or change; dependence on key personnel; the continued availability of financing in the amounts and at the terms necessary to support the Company’s future business; the impact of recently issued accounting standards on the Company’s consolidated financial statements; growth in the Company’s sale of TPA services and the other risks identified in Part II, Item 1A of this report.

Overview

CorVel Corporation is an independent nationwide provider of medical cost containment and managed care services designed to address the escalating medical costs of workers’ compensation benefits, mobile insurance claims, and group health insurance benefits. The Company’s services are provided to insurance companies, third party administrators, or (TPA’s), governmental entities, and self-administered employers to assist them in managing the medical costs and monitoring the quality of care associated with healthcare claims.  In November 2020, the Bureau of Labor Statistics reported that the occupational injury and illness incidence rate for 2019 remained unchanged from the prior year. This is the second year in a row that the rate did not decline.

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

Through the December 2020 quarter, the COVID-19 pandemic continued to impact our business, however, the impact was not as significant as it was during the June 2020 quarter.  We implemented a 10% reduction in headcount that began late in the March 2020 quarter and continued through the June 2020 quarter.  We took actions intended to protect our employees and our customers that adversely affected our results.  We reduced discretionary spending, including but not limited to cutting spending in planned capital expenditures, travel, recruiting, consulting and temporary help expenses.  During the December 2020 quarter, we continued to monitor expenses.  Additionally, we temporarily suspended share repurchases under our stock repurchase program, from March 21 through June 14, 2020.  We did not apply for governmental loans to support our operations, but we have evaluated the CARES Act and have taken advantage of certain aspects of the CARES Act such as the deferral of payroll tax deposits through December 31, 2020.  The majority of our workforce continues to work from home.  Thus far, the Company has seen the greatest negative impact during the June 2020 quarter. The Company began realizing sequential increases in revenues during the September and December 2020 quarters.  Management expects this trend to continue into 2021, especially with the distribution of vaccines, but there can be no assurance that vaccines will be distributed timely or be effective, that there will not be additional surges in COVID-19 and new stay at home mandates, or that the economic recovery will continue.

The Company cannot provide any assurance that the assumptions used to estimate its liquidity requirements will remain accurate due to the unprecedented nature of the disruption to operations and the unpredictability of the COVID-19 global pandemic. As a consequence, estimates of the duration of the pandemic and the severity of the impact on future earnings and cash flows could change and have a material impact on our results of operations and financial condition. The ultimate duration and impact of the COVID-19 pandemic on the Company’s business, results of operations, financial condition and cash flows is dependent on future developments, including the duration of the pandemic, repeat or cyclical outbreaks, and the related length of its impact on the global economy, which are uncertain and cannot be predicted at this time. Furthermore, the extent to which the Company’s mitigation efforts are successful, if at all, is not presently ascertainable. However, the Company expects that its results of operations, including revenues, in future periods will continue to be adversely impacted by the COVID-19 pandemic and its negative effects on global economic conditions, which include a global recession.

Summary of Quarterly Results

The Company’s revenues decreased to $141.5 million in the quarter ended December 31, 2020 from $148.1 million in the quarter ended December 31, 2019, a decrease of $6.6 million, or 4.4%.  This decrease was due to a decline in revenues in patient management and network solutions services, primarily due to lower bill volume.

Cost of revenues decreased to $110.6 million in the quarter ended December 31, 2020 from $118.8 million in the quarter ended December 31, 2019, a decrease of $8.2 million, or 6.9%.   This decrease was primarily due to the decrease of 4.4% in revenue mentioned above, in connection with which there was a decrease in salaries resulting from decreased headcount of 8% in field operations.

General and administrative expense decreased to $16.9 million in the quarter ended December 31, 2020 from $17.0 million in the quarter ended December 31, 2019, a decrease of $0.1 million, or 0.4%.  This decrease was primarily due to a decrease in information technology and legal costs offset by minor increases in other areas within general and administrative expenses.

Income tax expense decreased to $2.6 million in the quarter ended December 31, 2020 from $2.9 million in the quarter ended December 31, 2019, a decrease of $0.3 million, or 11.2%.  Income before income tax provision increased to $14.0 million in the quarter ended December 31, 2020 from $12.3 million in the quarter ended December 31, 2019, an increase of $1.7 million, or 13.9%.  The effective tax rate was 18.5% for the quarter ended December 31, 2020 compared to 23.7% in the quarter ended December 31, 2019.

Diluted weighted average shares decreased to 18.2 million shares in the quarter ended December 31, 2020 from 18.5 million shares in the quarter ended December 31, 2019, a decrease of 346,000 shares, or 1.9%, due to the weighted impact of options exercised partially offset by the weighted impact of shares repurchased.

Diluted earnings per share increased to $0.63 per share in the quarter ended December 31, 2020 from $0.50 per share in the quarter ended December 31, 2019, an increase of $0.13 per share, or 26.0%. The increase in diluted earnings per share was primarily due to an increase in net income.

Results of Operations for the three months ended December 31, 2020 and 2019

The Company derives its revenues from providing patient management and network solutions services to payors of workers’ compensation benefits, automobile insurance claims, and group health insurance benefits. The percentages of total revenues attributable to patient management and network solutions services for the quarters ended December 31, 2020 and 2019 are as follows:

	December 31, 2020	December 31, 2019
Patient management services	68.2%	66.4%
Network solutions services	31.8%	33.6%

The following table sets forth, for the periods indicated, the dollar amounts, dollar and percent changes, share changes, and the percentage of revenues represented by certain items reflected in the Company’s unaudited consolidated income statements for the three months ended December 31, 2020 and 2019. The Company’s past operating results are not necessarily indicative of future operating results.

	Three Months Ended	Three Months Ended		Percentage
	December 31, 2020	December 31, 2019	Change	Change
Revenue	$141,506,000	$148,092,000	$(6,586,000)	(4.4%)
Cost of revenues	110,613,000	118,839,000	(8,226,000)	(6.9%)
Gross profit	30,893,000	29,253,000	1,640,000	5.6%
Gross profit as percentage of revenue	21.8%	19.8%
General and administrative	16,937,000	17,000,000	(63,000)	(0.4%)
General and administrative as percentage of revenue	12.0%	11.5%
Income before income tax provision	13,956,000	12,253,000	1,703,000	13.9%
Income before income tax provision as percentage of revenue	9.9%	8.3%
Income tax provision	2,576,000	2,901,000	(325,000)	(11.2%)
Net income	$11,380,000	$9,352,000	$2,028,000	21.7%
Weighted Average Shares
Basic	17,899,000	18,253,000	(354,000)	(1.9%)
Diluted	18,180,000	18,526,000	(346,000)	(1.9%)
Earnings Per Share
Basic	$0.64	$0.51	$0.13	25.5%
Diluted	$0.63	$0.50	$0.13	26.0%

Revenues

Change in revenue to the quarter ended December 31, 2020 from the quarter ended December 31, 2019

Revenues decreased to $141.5 million in the quarter ended December 31, 2020 from $148.1 million in the quarter ended December 31, 2019, a decrease of $6.6 million, or 4.4%.  Patient management services revenues decreased to $96.6 million from $98.3 million, a decrease of 1.8%.  Network solutions services revenues decreased to $45.0 million from $49.8 million, a decrease of 9.7%.  The decrease in revenues was primarily due to the lower bill volume.  Bill volume decreased by 20% during the December 31, 2020 quarter compared to the December 31, 2019 quarter, which was offset by an increase in revenue per bill.

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

Change in cost of revenues to the quarter ended December 31, 2020 from the quarter ended December 31, 2019

Cost of revenues decreased to $110.6 million in the quarter ended December 31, 2020 from $118.8 million in the quarter ended December 31, 2019, a decrease of $8.2 million, or 6.9%. The decrease in cost of revenues was primarily due to the decrease in total revenues of 4.4%, in connection with which there was a decrease in salaries resulting from decreased headcount of 8% in field operations, due to a reduction in headcount of 10% during the June 2020 quarter, that was slightly offset by hiring employees during the December 2020 quarter due to customer needs.

General and Administrative Expense

For the quarter ended December 31, 2020, general and administrative expense consisted of approximately 49% of corporate systems costs, which include the corporate systems support, implementation and training, rules engine development, national IT strategy and planning, depreciation of hardware costs in the Company’s corporate offices and backup data center, the Company’s nationwide area network, and other systems related costs. The Company includes all IT-related costs managed by the corporate office in general and administrative expense whereas the field IT-related costs are included in the cost of revenues.  The remaining general and administrative costs consist of national marketing, national sales support, corporate legal, corporate insurance, human resources, accounting, product management, new business development, and other general corporate expenses.

Change in general and administrative expense to the quarter ended December 31, 2020 from the quarter ended December 31, 2019

General and administrative expense decreased to $16.9 million in the quarter ended December 31, 2020 from $17.0 million in the quarter ended December 31, 2019, a decrease of $0.1 million, or 0.4%. This decrease was primarily due to a decrease in information technology and legal costs offset by minor increases in other areas within general and administrative expenses.

Income Tax Provision

Change in income tax expense to the quarter ended December 31, 2020 from the quarter ended December 31, 2019

Income tax expense decreased to $2.6 million in the quarter ended December 31, 2020 from $2.9 million in the quarter ended December 31, 2019, a decrease of $0.3 million, or 11.2%. Income before income tax provision increased to $14.0 million in the quarter ended December 31, 2020 from $12.3 million in the quarter ended December 31, 2019, an increase of $1.7 million, or 13.9%.  The effective tax rate was 18.5% for the quarter ended December 31, 2020 compared to 23.7% in the quarter ended December 31, 2019.  The effective tax rate is less than the statutory tax rate primarily due to the impact of the stock option exercises and due to the Company’s resolutions of previously uncertain tax positions.

Results of Operations for the nine months ended December 31, 2020 and 2019

The following table sets forth, for the periods indicated, the dollar amounts, dollar and percent changes, share changes, and the percentage of revenues represented by certain items reflected in the Company’s consolidated income statements for the nine months ended December 31, 2020 and 2019. The Company’s past operating results are not necessarily indicative of future operating results.

	Nine Months Ended	Nine Months Ended		Percentage
	December 31, 2020	December 31, 2019	Change	Change
Revenue	$407,134,000	$445,200,000	$(38,066,000)	(8.6%)
Cost of revenues	319,228,000	350,024,000	(30,796,000)	(8.8%)
Gross profit	87,906,000	95,176,000	(7,270,000)	(7.6%)
Gross profit as percentage of revenue	21.6%	21.4%
General and administrative	48,084,000	49,290,000	(1,206,000)	(2.4%)
General and administrative as percentage of revenue	11.8%	11.1%
Income before income tax provision	39,822,000	45,886,000	(6,064,000)	(13.2%)
Income before income tax provision as percentage of revenue	9.8%	10.3%
Income tax provision	8,275,000	10,256,000	(1,981,000)	(19.3%)
Net income	$31,547,000	$35,630,000	$(4,083,000)	(11.5%)
Weighted Average Shares
Basic	17,939,000	18,410,000	(471,000)	(2.6%)
Diluted	18,156,000	18,695,000	(539,000)	(2.9%)
Earnings Per Share
Basic	$1.76	$1.94	$(0.18)	(9.3%)
Diluted	$1.74	$1.91	$(0.17)	(8.9%)

Revenues

Change in revenue to the nine months ended December 31, 2020 from the nine months ended December 31, 2019

Revenues decreased to $407.1 million for the nine months ended December 31, 2020 from $445.2 million for the nine months ended December 31, 2019, a decrease of $38.1 million, or 8.6%. The decrease in revenues was primarily due to the economic impact of the COVID-19 pandemic in the United States.  Patient management services revenues decreased to $272.0 million from $293.5 million, a decrease of 7.3%.  Network solutions services revenues decreased to $135.1 million from $151.7 million, a decrease of 10.9%.  Due to the COVID-19 pandemic and economic shutdown, an increase in the number of employees working remotely and fewer people leaving the house to seek medical care, the Company saw a decrease in the number of claims in both patient management and network solutions services.  The number of new claims decreased by 12%.

Cost of Revenues

Change in cost of revenues to the nine months ended December 31, 2020 from the nine months ended December 31, 2019

Cost of revenues decreased to $319.2 million in the nine months ended December 31, 2020 from $350.0 million in the nine months ended December 31, 2019, a decrease of $30.8 million, or 8.8%. The decrease in cost of revenues was primarily due to the decrease in total revenues of 8.6%, in connection with which there was a decrease in salaries resulting from decreased headcount of 8% in field operations, due to a reduction in headcount of 10% during the June 2020 quarter, that was slightly offset by hiring employees during the December 2020 quarter due to customer needs.

General and Administrative Expense

Change in general and administrative expense to the nine months ended December 31, 2020 from the nine months ended December 31, 2019

General and administrative expense decreased to $48.1 million in the nine months ended December 31, 2020 from $49.3 million in the nine months ended December 31, 2019, a decrease of $1.2 million, or 2.4%. The decrease in general and administrative expense was primarily due to a decrease in information systems costs.

Income Tax Provision

Change in income tax expense to the nine months ended December 31, 2020 from the nine months ended December 31, 2019

Income tax expense decreased to $8.3 million for the nine months ended December 31, 2020 from $10.3 million for the nine months ended December 31, 2019, a decrease of $2.0 million, or 19.3%. Income before income tax provision decreased to $39.8 million in the nine months ended December 31, 2020 from $45.9 million in the nine months ended December 31, 2019, a decrease of $6.1 million, or 13.2%.  The income tax expense as a percentage of income before income taxes, also known as the effective tax rate, was 21% for the nine months ended December 31, 2020 and 22.4% for the nine months ended December 31, 2019.  The effective tax rate is less than the federal and state statutory tax rate primarily because of the impact of the stock option exercises.

Liquidity and Capital Resources

The Company has historically funded its operations and capital expenditures primarily from cash flow from operations, and to a lesser extent, proceeds from stock option exercises. Working capital increased to $100.4 million as of December 31, 2020 from $75.3 million as of March 31, 2020, an increase of $25.1 million primarily due to an increase in cash and cash equivalents. Cash increased to $128.8 million as of December 31, 2020 from $83.2 million as of March 31, 2020, an increase of $45.6 million. This is primarily due to steps the Company took in response to the COVID-19 pandemic, which included reducing its planned capital expenditures and reducing its work force. Additionally, the Company temporarily suspended share repurchases under its stock repurchase program, from March 21 through June 14, 2020.  The Company did not apply for governmental loans to support the Company’s operations, but has evaluated the CARES Act and has taken advantage of certain aspects of the CARES Act such as the deferral of payroll tax deposits.  The Company deferred a total of $10.4 million in payroll tax deposits, half of which will be paid back by the end of calendar year 2021 and the other half will be paid back by the end of calendar year 2022.

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

As of December 31, 2020, the Company had $128.8 million in cash and cash equivalents, invested primarily in short term, interest bearing, highly liquid investment grade securities with maturities of 90 days or less.

The Company believes that the cash balance at December 31, 2020 along with anticipated internally-generated funds will be sufficient to meet the Company’s expected cash requirements for at least the next twelve months.

The Company cannot provide any assurance that the assumptions used to estimate its liquidity requirements will remain accurate due to the unprecedented nature of the disruption to operations and the unpredictability of the COVID-19 global pandemic. As a consequence, estimates of the duration of the pandemic and the severity of the impact on future earnings and cash flows could change and have a material impact on our results of operations and financial condition. The ultimate duration and impact of the COVID-19 pandemic on the Company’s business, results of operations, financial condition and cash flows is dependent on future developments, including the duration of the pandemic, the distribution and effectiveness of vaccines, repeat or cyclical outbreaks, and the related length of its impact on the global economy, which are uncertain and cannot be predicted at this time. Furthermore, the extent to which the Company’s mitigation efforts are successful, if at all, is not presently ascertainable. However, the Company expects that its results of operations, including revenues, in future periods will continue to be adversely impacted by the COVID-19 pandemic and its negative effects on global economic conditions, which include a global recession.

Operating Activities

Nine months ended December 31, 2020 compared to nine months ended December 31, 2019

Net cash provided by operating activities increased to $73.8 million in the nine months ended December 31, 2020 from $66.3 million in the nine months ended December 31, 2019, an increase of $7.5 million. The increase in cash flow from operating activities was primarily due to the payroll taxes deferral provided by the CARES Act offset by a decrease in net income.

Investing Activities

Nine months ended December 31, 2020 compared to nine months ended December 31, 2019

Net cash flow used in investing activities decreased to $13.3 million in the nine months ended December 31, 2020 from $27.7 million in the nine months ended December 31, 2019, a decrease of $14.4 million.  Capital purchases were $13.3 million for the nine months ended December 31, 2020 and $27.7 million for the nine months ended December 31, 2019.  This decrease was due to the Company reducing its planned capital expenditures due to the COVID-19 pandemic.  The Company expects to see its office space, and the associated capital expenditures, decrease over time due to more employees switching to working from home.

Financing Activities

Nine months ended December 31, 2020 compared to nine months ended December 31, 2019

Net cash flow used in financing activities decreased to $14.9 million for the nine months ended December 31, 2020 from $40.6 million for the nine months ended December 31, 2019, a decrease of $25.7 million. The decrease in net cash used in financing activities was primarily due to a decrease in spending on share repurchases to $22.1 million for the nine months ended December 31, 2020, when we temporarily suspended share repurchases under our stock repurchase program, from $47.5 million for the nine months ended December 31, 2019.

Contractual Obligations

The following table summarizes the Company’s contractual obligations outstanding as of December 31, 2020:

	Payments Due by Period
		Within One	Between One and	Between Three and	More than
	Total	Year	Three Years	Five Years	Five Years
Operating and finance leases	$89,725,000	$3,603,000	$27,885,000	$26,146,000	$32,091,000
Software licenses	2,510,000	615,000	1,895,000	—	—
Total	$92,235,000	$4,218,000	$29,780,000	$26,146,000	$32,091,000

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

The Company’s significant accounting policies which have the greatest potential impact on its financial statements are more fully described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of its Annual Report on Form 10-K for the fiscal year ended March 31, 2020, filed with the SEC on June 10, 2020. No changes in critical accounting policies have been made since the filing of that Annual Report on Form 10-K. Additional information related to adoption of accounting standards is provided in Notes 1 and 9 to the accompanying unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q.  In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America (“GAAP”), with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting an available alternative would not produce a materially different result.  Actual results could differ from the estimates we use in applying our critical accounting policies.  We are not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

Recent Accounting Standards Update

See Note 1 – Summary of Significant Accounting Policies to the accompanying unaudited consolidated financial statements contained elsewhere in this report for a description of recently issued and adopted accounting pronouncements.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2020, the Company held no market risk sensitive instruments for trading purposes, and the Company did not employ any derivative financial instruments, other financial instruments, or derivative commodity instruments to hedge any market risk. The Company had no debt outstanding as of December 31, 2020, and therefore, had no market risk related to debt.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting  (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business and Our Industry

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

The global spread of the COVID-19 coronavirus has created significant volatility, uncertainty, unemployment and economic disruption. The extent to which the COVID-19 pandemic impacts our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including:

•	the duration and scope of the pandemic;
•	governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic;
•	the distribution and effectiveness of vaccines;
•	the impact of the pandemic on economic activity and actions taken in response;
•	the effect on our customers and customer demand for our services and solutions, that could cause a reduction in revenue;
•	our ability to sell and provide our services and solutions, including as a result of travel restrictions and employees working from home and widespread unemployment;
•	the ability of our customers to pay for our services and solutions;
•	the impact on our third party vendors;
•	any closures of our, and our customers’ and providers’ offices and facilities, and
•	any restrictions on our ability to provide services at a claim site or the location of a claimant whether for purposes of evaluating the claim or delivering services.

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

Risks Related to Cybersecurity and Our Information Systems

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

Risks Related to Potential Litigation

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

Risks Related to Our Regulatory Environment

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

Risks Related to Ownership of Our Common Stock

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the period covered by this report. The following table sets forth the repurchases of the Company’s common stock made by or on behalf of the Company in open-market transactions for the quarter ended December 31, 2020 pursuant to its publicly announced stock repurchase plan.

			Total Number of
			Shares Purchased	Maximum Number
			as Part of Publicly	of Shares that may
	Total Number of	Average Price Paid	Announced	yet be Purchased
Period	Shares Purchased	Per Share	Program	Under the Program
October 1 to October 31, 2020	24,428	$89.99	24,428	505,018
November 1 to November 30, 2020	24,726	$90.93	24,726	480,292
December 1 to December 31, 2020	33,003	$98.05	33,003	447,289
Total	82,157	$93.51	82,157	447,289

In 1996, the Company’s Board of Directors authorized a stock repurchase program for up to 100,000 shares of the Company’s common stock. The Company’s Board of Directors has periodically increased the number of shares authorized for repurchase under the repurchase program.  The Company’s Board of Directors has authorized up to 37,000,000 shares of common stock to be repurchased over the life of the program. There is no expiration date for the repurchase program.  Although the Company had temporarily suspended share repurchases under its stock repurchase program from March 21 through June 14, 2020, the Company repurchased 267,120 shares of its common stock for $22.1 million at an average price of $82.83 per share during the nine months ended December 31, 2020 after its stock repurchase program resumed.  As of December 31, 2020, the Company had repurchased 36,552,711 shares of its common stock over the life of the program.

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

10.2†

Stock Option Agreement granted November 5, 2020 by and between CorVel Corporation and Michael G. Combs, providing for performance vesting.  Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 12, 2020.

10.3†

Stock Option Agreement granted November 5, 2020 by and between CorVel Corporation and Brandon T. O’Brien, providing for performance vesting.  Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 12, 2020.

10.4†

Stock Option Agreement granted November 5, 2020 by and between CorVel Corporation and Diane J. Blaha, providing for performance vesting.  Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 12, 2020.

10.5†

Stock Option Agreement granted November 5, 2020 by and between CorVel Corporation and Maxim Shishin, providing for performance vesting.  Incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 12, 2020.

10.6†

Stock Option Agreement granted November 5, 2020 by and between CorVel Corporation and Jennifer L. Yoss, providing for performance vesting.  Incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on November 12, 2020.

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

†

Certain confidential information contained in this exhibit has been omitted by means of redacting a portion of the text and replacing it with empty brackets indicated by [             ] pursuant to Regulation S-K Item 601(b)(10)(iv) of the Securities Act of 1933, as amended. Certain confidential information has been excluded from the exhibit because it (i) is not material and (ii) would likely cause competitive harm to CorVel if publicly disclosed. An unredacted copy of the exhibit will be provided on a supplemental basis to the SEC upon request.

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

February 4, 2021