Form 10-K
period 2021-03-31
CORVEL CORP
filed 2021-05-28
CIK 874866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number 0-19291

CorVel Corporation

(Exact name of registrant as specified in its charter)

Delaware	33-0282651
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5128 Apache Plume Road, Suite 400 Fort Worth, Texas	76109
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (817) 390-1416

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.0001 Per Share	CRVL	NASDAQ Global Select Market

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

As of September 30, 2020, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was approximately $784,387,000 based on the closing price per share of $85.43 for the registrant’s common stock as reported on the Nasdaq Global Select Market on such date multiplied by 9,181,629 shares (total outstanding shares of 17,908,338 less 8,726,709 shares held by affiliates) of the registrant’s common stock which were outstanding on such date.  For the purposes of the foregoing calculation only, all of registrant’s directors, executive officers and persons known to the registrant to hold ten percent or greater of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of registrant’s Common Stock outstanding as of May 24, 2021 was 17,850,728.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Items 10 through 14 of Part III of this Form 10-K, to the extent not set forth herein, is incorporated herein by reference to portions of the registrant’s definitive proxy statement for the registrant’s 2021 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended March 31, 2021.  Except with respect to the information specifically incorporated by reference in this Form 10-K, the registrant’s definitive proxy statement is not deemed to be filed as a part of this Form 10-K.

CORVEL CORPORATION

2021 FORM 10-K ANNUAL REPORT

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, but not limited to, the statements about our plans, strategies and prospects in Part I, Item 1, “Business”, Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this annual report.  Words such as “expects”, “anticipates”, “intends”, “plans”, “predicts”, “believes”, “seeks”, “estimates”, “potential”, “continue”, “strive”, “ongoing”, “may”, “will”, “would”, “could”, and “should”, and variations of these words or similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on management’s current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by management, and we can give no assurance that we will achieve our plans, intentions or expectations. Certain important factors could cause actual results to differ materially from the forward-looking statements we make in this annual report. Representative examples of these factors include (without limitation):

•	The impact of global pandemics, such as COVID-19;
•	General industry and economic conditions, including a decreasing number of national claims due to decreasing number of injured workers;
•	Competition from other managed care companies and third party administrators;
•	The Company’s ability to renew and/or maintain contracts with its customers on favorable terms or at all;
•	The ability to expand certain areas of the Company’s business;
•	Growth in the Company’s sale of third party administrator (“TPA”) services;
•	Shifts in customer demands;
•	Increases in operating expenses, including employee wages, benefits and medical inflation;
•	The ability of the Company to produce market-competitive software;
•	Cost of capital and capital requirements;
•	The ability to attract and retain key personnel;
•	The impact of possible cybersecurity incidents;
•	Possible litigation and legal liability in the course of operations, and the Company’s ability to settle or otherwise resolve such litigation;
•	Changes in regulations affecting the workers’ compensation, insurance and healthcare industries in general;
•	Governmental and public policy changes, including, but not limited to, legislative and administrative law and rule implementation or change;
•	The impact of recently issued accounting standards on the Company’s consolidated financial statements; and
•	The availability of financing in the amounts, at the times, and on the terms necessary to support the Company’s future business.

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

PART I

Item 1. Business.

INTRODUCTION

CorVel applies technology including artificial intelligence, machine learning and natural language processing to enhance the managing of episodes of care and the related health care costs. We partner with employers, third-party administrators, insurance companies and government agencies in managing worker’s compensation and health, auto and liability services. Our diverse suite of solutions combines our integrated technologies with a human touch. CorVel's customized services, delivered locally, are backed by a national team to support clients as well as their customers and patients.

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

The Company was incorporated in Delaware in 1987, and its principal executive offices are located at 5128 Apache Plume Road, Suite 400, Fort Worth, Texas 76109. The Company’s telephone number is 817-390-1416.  CorVel changed the designation of its corporate headquarters from Irvine, California to Ft. Worth, Texas.  The Company maintains a nationwide presence across a network of branches, and our Ft. Worth location provides a centrally located hub for the Company. The selection provides a sizable property footprint, a concentrated number of employees, and the site for this year’s annual stockholders meeting.  Additionally, the Dallas-Fort Worth Metropolitan area offices perform both Worker’s Compensation and Group Health services.  We believe this positioning of the headquarters puts CorVel in the best position for future growth in both areas.

INDUSTRY OVERVIEW

CorVel provides services to employers and payers in the risk management and insurance services arenas. This includes, but is not limited to, workers compensation, general liability, auto liability, and hospital bill auditing and payment integrity.  Workers’ compensation is a federally mandated, state-legislated insurance program that requires employers to fund medical expenses, lost wages, and other costs resulting from work-related injuries and illnesses. Workers’ compensation benefits and arrangements vary extensively on a state-by-state basis and are often highly complex. State statutes and court decisions control many aspects of the compensation process, including claims handling, impairment or disability evaluation, dispute settlement, benefit amount guidelines, and cost-control strategies.

In addition to the compensation process, cost containment and claims management continue to be significant employer concerns and many look to managed care vendors and third party administrators for cost savings solutions. The Company believes that cost drivers in workers’ compensation include: implementing effective return-to-work and transitional duty programs, coordinating medical care, medical cost management, recognizing fraud and abuse, and improving communications with injured workers. CorVel provides solutions using a holistic approach to cost containment and by looking for a complete savings solution. Often one of the biggest cost drivers is not recognizing a complex claim at the onset of an injury, often resulting in claims being open longer and in a delayed return to work. CorVel uses an integrated claims model that controls claims costs by advocating medical management at the onset of the injury to decrease administrative costs and to shorten the length of the disability.

FISCAL 2021 DEVELOPMENTS

Company Stock Repurchase Program

During fiscal 2021, the Company continued to repurchase shares of its common stock under a plan originally approved by the Company’s Board of Directors in 1996. During fiscal 2021, the Company spent $33 million to repurchase 367,961 shares of its common stock. Since commencing this program in the fall of 1996, the Company has repurchased 36,653,552 shares of its common stock through March 31, 2021, at a cost of $564 million. These repurchases were funded primary from the Company’s operating cash flows.  In May 2021, the Company’s Board of Directors increased the number of shares of common stock authorized to be repurchased over the life of the program by 1,000,000 shares of common stock to 38,000,000 shares of common stock.

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

Network Solutions Services

CorVel offers a complete medical savings solution for all in-network and out-of-network medical bills including professional nurse review, true line item review, expert fee negotiations, specialty networks, PPO management, medical bill repricing, automated adjudication, and electronic reimbursement. Each feature focuses on increasing processing efficiencies and maximizing savings opportunities.

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

CERiS®

CERiS, CorVel’s enhanced review program, performs a clinical review and comparative analysis of itemized billing statements against national and customer payment standards. CERiS is a national provider of cost management solutions to employers, third party administrators, insurance companies and government agencies.  The Company’s comprehensive forensic solution reviews charge utilization, appropriateness of charges, and billing behavior, to verify proper payment of claims. CERiS offers clarity to those who pay facility claims and are unsure if the billing is correct. CERiS produces incremental savings prior to payment, lowers provider friction, increases efficiencies with client and facility relationships, and easily scales to a payor’s enterprise needs.

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

Provider Reimbursement

One of the interfaces of CorVel’s bill review service is the automated issuance of provider reimbursements.  CorVel’s provider reimbursement service allows the ability to determine dollars spent and bills reviewed and to assist in setting reserves through charts available online.  Through the bill review system, CorVel has the capability to provide check writing or provider reimbursement services for its customers. The provider payment check can be added to the bill review analysis to produce one combined document.

SymbeoSM

We continue to leverage our Symbeo technologies, which include scanning, optical character recognition, and document management services. We continue to expand our existing office automation service line and all offices are selling scanning and document management services. We have added scanning operations to most of the Company’s larger offices around the country, designating them “Capture Centers.” Our scanning service also offers a web interface (www.onlinedocumentcenter.com) providing immediate access to documents and data called the Online Document Center (known as ODC). Secure document review, approval, transaction workflow and archival storage are available at subscription-based pricing.

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

Patient Management Services

CorVel offers a unique approach to patient management through the third party administrator (“TPA”) services it offers. Patient management services include claims management and all services sold to claims management customers, case management, 24/7 nurse triage, utilization management, vocational rehabilitation, and life care planning.  This integrated service model controls claims costs by advocating medical management at the onset of the injury to decrease administrative costs and to shorten the length of the disability. This automated solution offers a personalized treatment program for each injured worker, using precise treatment protocols to meet the changing needs of patients on an ongoing basis.  The Company offers these services on a stand-alone basis or as an integrated component of its medical cost containment services.

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

INDUSTRY, CUSTOMERS AND MARKETING

CorVel serves a diverse group of customers that include insurers, third party administrators, self-administered employers, government agencies, municipalities, state funds, and numerous other industries. CorVel is able to provide workers’ compensation services to virtually any size employer and in any state or region of the United States. No single customer of the Company represented more than 10% of revenues in fiscal 2021, 2020 or 2019. One customer accounted for 10% or more of accounts receivable at March 31, 2021.  No customer accounted for 10% or more of accounts receivable at March 31, 2020.  Many claims management decisions in workers’ compensation are the responsibility of the local claims office of national or regional insurers. The Company’s national branch office network enables the Company to market and offer its services at both a local and national account level. The Company has placed increasing emphasis on national account marketing. The sales and marketing activities of the Company are conducted primarily by account executives located in key geographic areas.

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

There has been unprecedented acceleration in mobile and other technology in the past few years. This capability provides immediate access and begins to present business opportunities that were previously predicated on a less connected environment. The Company continues to leverage the latest ideas in technology in order to connect all of the parties involved in the workers' compensation process in ways that were unimaginable in the past. The Company will continue to focus the execution of its strategy on providing industry leading claims management and cost containment solutions to the market.

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

HUMAN CAPITAL

In 2020, the COVID-19 pandemic had a significant impact on our human capital management. Most of our office locations are operating at reduced capacity. Accordingly, the vast majority of our employees continue to work remotely for some or all of their work week. We have instituted safety protocols and procedures for employees when they are in an office.

As of March 31, 2021, CorVel had 3,681 employees, including nurses, therapists, counselors and other employees. No employees are represented by any collective bargaining unit. Management believes the Company’s relationship with its employees to be good.

Human Capital is a key component to our success.  CorVel was recently awarded certification as a Great Place to Work Company based on independent surveys of its employees. Our culture and organizational purpose is embodied by our ACE-IT values of Accountability, Commitment, Excellence, Integrity, and Teamwork. These values define our desired culture, and influence organizational behavior, decision-making and our people priorities.  Our mission is to provide an enduring culture where we are empowered to seek our full potential, working together to change the industry, making a real difference to those we serve.  Our vision is to make a real difference with our partners by creating a new standard of excellence in service and outcomes.

Diversity and inclusion are core to the Company’s values and instrumental in delivering stronger business growth. The more diverse our backgrounds and experiences, the more we can achieve together working side by side.  Our Company’s greatest strength and resource is the talent of our employees. Additionally, we believe in providing opportunities for career progression for our people and as such, establish goals of filling open positions with internal talent.

As of March 31, 2021, over a third of our employees identify as racially/ethnically diverse.  Additionally, over 75% of our employees identify as women. Over 70% of the Company’s managers identify as women.

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

The closure of offices or restrictions inhibiting our employees’ ability to travel or interact with claimants and access claim sites, has disrupted, and could in the future disrupt, our ability to provide our services and solutions to our customers.  In addition, widespread unemployment has resulted in fewer doctor visits and fewer workers’ compensation and general liability claims.  The majority of our workforce continues to work from home, which in the long run could have material adverse impact on our level of service.  This may result in, among other things, decreased demand for our services, terminations of customer contracts, delays in our ability to perform services, an altering of the mix of services requested by customers and claimants, and other losses of revenue. Customers may also slow down decision making, delay planned work or seek to terminate existing agreements. Any of these events could cause or contribute to the risks and uncertainties enumerated in this report and could materially adversely affect our business, financial condition, results of operations and/or stock price.

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

The rapid and widespread transmission of COVID-19 coronavirus beginning in late 2019 impacts us in significant ways.  To mitigate the spread of the COVID-19 disease, we implemented travel restrictions and remote working arrangements for most of our employees in order to minimize physical contact. These measures might not fully mitigate COVID-19 risks to our workforce and we could experience unusual levels of absenteeism that might impair operations. The pandemic reduces demand for some products due to delays or cancellations of elective medical procedures, consumer self-isolation, widespread unemployment and business closures, among other reasons. The ongoing impacts of the pandemic might cause a prolonged general economic slowdown or recession in one or more markets, disruptions and volatility in global capital markets and other broad and adverse effects on the economy, business conditions, commercial activity and the healthcare industry.  If the pandemic does not subside, or if there is a resurgence, it could materially adversely impact our business operations, financial position and results of operations in unpredictable ways that depend on highly-uncertain future developments, such as determining the effectiveness of current or future government actions to address the public health or economic impacts of the pandemic.  Any of these risks might have a materially adverse effect on our business operations and our financial position or results of operations.

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

We face competition from PPOs, TPAs, and other managed healthcare companies. We believe that as managed care techniques continue to gain acceptance in the workers’ compensation marketplace, our competitors will increasingly consist of nationally-focused workers’ compensation managed care service companies, insurance companies, HMOs and other significant providers of managed care products. Legislative reform in some states has been considered, but not enacted, to permit employers to designate health plans such as HMOs and PPOs to cover workers’ compensation claimants. Because many health plans have the ability to manage medical costs for workers’ compensation claimants, such legislation may intensify competition in the markets served by us. Many of our current and potential competitors are significantly larger and have greater financial and marketing resources than we do, and there can be no assurance that we will continue to maintain our existing customers, maintain our past level of operating performance, or be successful with any new products or in any new geographical markets we may enter.

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

We may not be able to develop or acquire necessary IT resources to support and grow our business, and disruptive technologies could impact the volume and pricing of our products, which could materially adversely affect our business, results of operations, and financial condition.

We have made substantial investments in software and related technologies that are critical to the core operations of our business. These IT resources will require future maintenance and enhancements, potentially at substantial costs. Additionally, these IT resources may become obsolete in the future and require replacement, potentially at substantial costs. We may not be able to develop, acquire replacement resources or identify new technology resources necessary to support and grow our business.

In addition, we could face changes in our markets due to disruptive technologies that could impact the volume and pricing of our products, or introduce changes to the claims management processes which could negatively impact our volume of case referrals. Our failure to address these risks, or to do so in a timely manner, or at a cost considered reasonable by us, could materially adversely affect our business, results of operations, and financial condition.

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

The cost of commercial professional and general liability insurance coverage has risen significantly for us in the past several years, and this trend may continue. In addition, if we were to suffer a material loss, our costs may increase over and above the general increases in the industry. If the costs associated with insuring our business continue to increase, it may adversely affect our business. We believe our current level of insurance coverage is adequate for a company of our size engaged in our business.  Additionally, we may have difficulty getting carriers to pay under coverage in certain circumstances.

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

In addition, changes in workers’ compensation, automobile insurance, and group healthcare laws or regulations may reduce demand for our services, which would require us to develop new or modified services to meet the demands of the marketplace, or reduce the fees that we may charge for our services.

Increasing regulatory focus on privacy issues and expanding privacy laws could impact our business models and expose us to increased liability.

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

In 1996, our Board of Directors authorized a stock repurchase program and, since then, has periodically increased the number of shares authorized for repurchase under the repurchase program.  The most recent increase occurred in May 2021 and brought the number of shares authorized for repurchase over the life of the program to 38,000,000 shares. There is no expiration date for the repurchase program. The timing and actual number of shares repurchased, if any, depend on a variety of factors including the timing of open trading windows, price, corporate and regulatory requirements, and other market conditions. The program may be suspended or discontinued at any time without prior notice. Repurchases pursuant to our stock repurchase program could affect our stock price and increase its volatility. The existence of a stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, repurchases under our stock repurchase program will diminish our cash reserves, which could strain our liquidity, could impact our ability to pursue possible future strategic opportunities and acquisitions and could result in lower overall returns on our cash balances. There can be no assurance that any further stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares of stock. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

In fiscal 2021, the Company’s principal executive office was relocated in Fort Worth, Texas in approximately 25,000 square feet of leased space. The lease expires in April 2028. The Company leases 74 branch offices in 43 states, which range in size from 200 square feet up to 59,000 square feet. The lease terms for the branch offices range from monthly to 10 years and expire at various dates through 2029. The Company owns a 32,000 square foot building located in Milwaukie, Oregon. The Company believes that its facilities are adequate for its current needs and that suitable additional space will be available as required.

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

Holders. As of May 24, 2021, there were approximately 843 holders of record of the Company’s common stock according to the information provided by the Company’s transfer agent.

Dividends. The Company has never paid any cash dividends on its common stock and has no current plans to do so in the foreseeable future. The Company intends to retain future earnings, if any, for use in the Company’s business and for purchases of stock under its stock repurchase program. The payment of any future dividends on its common stock will be determined by the Board of Directors in light of conditions then existing, including the Company’s earnings, financial condition and requirements, restrictions in financing agreements, business conditions and other factors.

Recent Sales of Unregistered Equity Securities. None.

Issuer Purchases of Equity Securities. The following table summarizes purchases of the Company’s common stock made by or on behalf of the Company or any affiliated purchaser in the quarter ended March 31, 2021.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that may yet be Purchased Under the Program
January 1 to January 31, 2021	27,164	$104.85	27,164	420,125
February 1 to February 28, 2021	29,907	103.59	29,907	390,218
March 1 to March 31, 2021	43,770	105.04	43,770	346,448
Total	100,841	$104.56	100,841	346,448

In 1996, the Company’s Board of Directors authorized a stock repurchase program initially for up to 100,000 shares of the Company’s common stock. The Company’s Board of Directors has periodically increased the number of shares of common stock authorized for repurchase under the program.  In May 2021, the Company’s Board of Directors increased the number of shares of common stock authorized to be repurchased over the life of the program by 1,000,000 shares of common stock to 38,000,000 shares of common stock. As of March 31, 2021, the Company has repurchased 36,653,552 shares of its common stock over the life of the program.  There is no expiration date for the program.

STOCK PERFORMANCE GRAPH

The graph and the table depicted below show a comparison of cumulative total stockholder returns for the Company, the NASDAQ and the NASDAQ Healthcare Services Index over a five year period beginning on March 31, 2016. The graph assumes that $100 was invested in the Company’s Common Stock on March 31, 2016, and in each index, and that all dividends were reinvested. No cash dividends have been paid or declared on the Common Stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

CorVel Stock Performance Graph
$300
$250
$200
$150
$100
$50
$-
March 31, 2016
March 31, 2017
March 31, 2018
March 31, 2019
March 31, 2020
March 31, 2021
CorVel
Nasdaq U.S.
Nasdaq Health

	2016	2017	2018	2019	2020	2021
CorVel Corporation	100.00	110.35	128.23	165.50	138.28	260.25
U.S. NASDAQ	100.00	121.39	145.04	158.72	158.12	272.02
U.S. NASDAQ Healthcare Services	100.00	111.03	122.97	135.51	128.94	191.96

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control—Integrated Framework. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of March 31, 2021 to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Our independent registered public accounting firm, Haskell & White LLP, has audited our consolidated financial statements included in this annual report and has issued an attestation report on the effectiveness of our internal control over financial reporting as of March 31, 2021 as stated in their report that is included in Part II, Item 8 herein.

Changes to Internal Control over Financial Reporting

During the quarter ended March 31, 2021, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information in the sections titled “Proposal One: Election of Directors,” “Corporate Governance, Board Composition and Board Committees,” and “Information About Our Executive Officers” appearing in the Company’s Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders is incorporated herein by reference.

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

Item 11. Executive Compensation.

The information in the sections titled “Executive Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” and “Compensation of Directors,” appearing in the Company’s Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information in the sections titled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Equity Compensation Plan Information” appearing in the Company’s Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13. Certain Relationships and Related Party Transactions, and Director Independence.

The information in the sections titled “Certain Relationships and Related Person Transactions,” “Proposal One: Election of Directors,” and “Corporate Governance, Board Composition and Board Committees” appearing in the Company’s Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services.

The information under the captions “Principal Accountant Fees and Services”, “Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm” and “Ratification of Appointment of Independent Registered Public Accounting Firm” appearing in the Company’s Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

Item 15.  Exhibit and Financial Statement Schedules.

(a)(1) Financial Statements:

The Company’s financial statements appear in a separate section of this annual report, beginning on the pages referenced below:

(a)(2) Financial Statement Schedule:

The Company’s consolidated financial statements, as listed under Item 15(a)(1), appear in a separate section of this annual report and are incorporated herein by this reference. The Company’s financial statement schedule is as follows:

Schedule II — Valuation and Qualifying Accounts

	Balance at Beginning of Year	Additions Charged to Cost and Expenses	Deductions	Balance at End of Year
Allowance for doubtful accounts:
Fiscal Year Ended March 31, 2021:	$5,133,000	$2,021,000	$(3,880,000)	$3,274,000
Fiscal Year Ended March 31, 2020:	5,508,000	1,606,000	(1,981,000)	5,133,000
Fiscal Year Ended March 31, 2019:	4,551,000	1,875,000	(918,000)	5,508,000

(a)(3) Exhibits:

EXHIBITS

Exhibit No.	Title	Method of Filing

3.1	Fourth Amended and Restated Certificate of Incorporation of the Company	Incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020 filed on August 6, 2020 (File No. 000-19291).

3.2	Second Amended and Restated Bylaws of the Company	Incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020 filed on August 6, 2020 (File No. 000-19291).

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

Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 24, 2008 (File No. 000-19291).

4.2	Description of Securities	Filed herewith.

10.1*	Restated Omnibus Incentive Plan (Formerly The Restated 1988 Executive Stock Option Plan)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 4, 2020 (File No. 000-19291).

10.2*	Forms of Notice of Grant of Stock Option, Stock Option Agreement and Notice of Exercise Under the Restated Omnibus Incentive Plan (Formerly The Restated 1988 Executive Stock Option)

Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 8, 2018 (File No. 000-19291), Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 filed on November 9, 2006 (File No. 000-19291), Exhibits 10.7, 10.8 and 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994 filed on June 29, 1994 (File No. 000-19291), Exhibits 99.2, 99.3, 99.4, 99.5, 99.6, 99.7 and 99.8 to the Company’s Registration Statement on Form S-8 (File No. 333-94440) filed on July 10, 1995, and Exhibits 99.3 and 99.5 to the Company’s Registration Statement on Form S-8 (File No. 333-58455) filed on July 2, 1998.

10.3*	Restated 1991 Employee Stock Purchase Plan, as amended	Incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 filed on November 5, 2015 (File No. 000-19291).

10.4	Fidelity Master Plan for Savings and Investment, and amendments (P) Paper filing	Incorporated herein by reference to Exhibits 10.16 and 10.16A to the Company’s Registration Statement on Form S-1 Registration No. 33-40629 initially filed on May 16, 1991.

Exhibit No.	Title	Method of Filing

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

Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 24, 2008 (File No. 000-19291).

10.6*†	Stock option agreement dated November 3, 2016 between the Company and Michael G. Combs, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020 filed on June 10, 2020 (File No. 000-19291).

10.7*†	Stock option agreement dated November 3, 2016 between the Company and Diane J. Blaha, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020 filed on June 10, 2020 (File No. 000-19291).

10.8*†	Stock option agreement dated November 3, 2016 between the Company Richard J. Schweppe, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020 filed on June 10, 2020 (File No. 000-19291).

10.9*†	Stock Option Agreement dated November 2, 2017 by and between CorVel Corporation and Michael G. Combs, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020 filed on June 10, 2020 (File No. 000-19291).

10.10*†	Stock Option Agreement dated November 2, 2017 by and between CorVel Corporation and Diane J. Blaha, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020 filed on June 10, 2020 (File No. 000-19291).

10.11*†	Stock Option Agreement dated November 2, 2017 by and between CorVel Corporation and Michael D. Saverien, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020 filed on June 10, 2020 (File No. 000-19291).

10.12*†	Stock Option Agreement dated November 2, 2017 by and between CorVel and Corporation and Maxim Shishin, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020 filed on June 10, 2020 (File No. 000-19291).

10.13*†	Stock Option Agreement dated November 1, 2018 by and between CorVel Corporation and Michael G. Combs, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020 filed on June 10, 2020 (File No. 000-19291).

10.14*†	Stock Option Agreement dated November 1, 2018 by and between CorVel Corporation and Diane J. Blaha, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020 filed on June 10, 2020 (File No. 000-19291).

Exhibit No.	Title	Method of Filing

10.15*†	Stock Option Agreement dated November 1, 2018 by and between CorVel Corporation and Michael D. Saverien, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020 filed on June 10, 2020 (File No. 000-19291).

10.16*†	Stock Option Agreement dated November 1, 2018 by and between CorVel and Corporation and Maxim Shishin, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020 filed on June 10, 2020 (File No. 000-19291).

10.17*†	Stock Option Agreement dated November 1, 2018 by and between CorVel and Corporation and Brandon O’Brien, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020 filed on June 10, 2020 (File No. 000-19291).

10.18*†	Stock Option Agreement dated November 1, 2018 by and between CorVel and Corporation and Jennifer Yoss, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020 filed on June 10, 2020 (File No. 000-19291).

10.19*†	Stock Option Agreement granted November 5, 2019 by and between CorVel Corporation and Michael G. Combs, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on December 31, 2019 (File No. 000-19291).

10.20*†	Stock Option Agreement granted November 5, 2019 by and between CorVel Corporation and Brandon T. O’Brien, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed on December 31, 2019 (File No. 000-19291).

10.21*†	Stock Option Agreement granted November 5, 2019 by and between CorVel Corporation and Diane J. Blaha, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K/A filed on December 31, 2019 (File No. 000-19291).

10.22*†	Stock Option Agreement granted November 5, 2019 by and between CorVel Corporation and Michael D. Saverien, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K/A filed on December 31, 2019 (File No. 000-19291).

10.23*†	Stock Option Agreement granted November 5, 2019 by and between CorVel Corporation and Maxim Shishin, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K/A filed on December 31, 2019 (File No. 000-19291).

10.24*†	Stock Option Agreement granted November 5, 2019 by and between CorVel Corporation and Jennifer L. Yoss, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K/A filed on December 31, 2019 (File No. 000-19291).

10.25*†	Stock Option Agreement granted November 5, 2020 by and between CorVel Corporation and Michael G. Combs, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 12, 2020 (File No. 000-19291).

10.26*†	Stock Option Agreement granted November 5, 2020 by and between CorVel Corporation and Brandon T. O’Brien, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 12, 2020 (File No. 000-19291).

10.27*†	Stock Option Agreement granted November 5, 2020 by and between CorVel Corporation and Diane J. Blaha, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 12, 2020 (File No. 000-19291).

10.28*†	Stock Option Agreement granted November 5, 2020 by and between CorVel Corporation and Maxim Shishin, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 12, 2020 (File No. 000-19291).

10.29*†	Stock Option Agreement granted November 5, 2020 by and between CorVel Corporation and Jennifer L. Yoss, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on November 12, 2020 (File No. 000-19291).

Exhibit No.	Title	Method of Filing

21.1	Subsidiaries of the Company.	Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm, Haskell & White LLP.	Filed herewith.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101.INS	Inline XBRL Instance Document	Furnished herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Furnished herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Furnished herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Furnished herewith.

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

Date: May 28, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ V. Gordon Clemons	Chairman of the Board	May 28, 2021
V. Gordon Clemons

/s/ Michael G. Combs	Chief Executive Officer and President	May 28, 2021
Michael G. Combs	(Principal Executive Officer)

/s/ Brandon T. O’Brien	Chief Financial Officer	May 28, 2021
Brandon T. O’Brien	(Principal Financial Officer)

/s/ Jennifer L. Yoss	Vice President, Accounting	May 28, 2021
Jennifer L. Yoss	(Principal Accounting Officer)

/s/ Alan R. Hoops	Director	May 28, 2021
Alan R. Hoops

/s/ Steven J. Hamerslag	Director	May 28, 2021
Steven J. Hamerslag

/s/ R. Judd Jessup	Director	May 28, 2021
R. Judd Jessup

/s/ Jean H. Macino	Director	May 28, 2021
Jean H. Macino

/s/ Jeffrey J. Michael	Director	May 28, 2021
Jeffrey J. Michael

SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data for each of the five fiscal years ended March 31, 2021 have been derived from the Company’s audited consolidated financial statements. The following data should be read in conjunction with the Company’s consolidated financial statements, the related notes thereto, and Part II, Item 7 of this annual report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.  The following amounts are in thousands, except per share data and percentages.

	Fiscal Year Ended March 31,
	2021	2020	2019	2018	2017
Income Statement Data:
Revenues	$552,644	$592,225	$595,740	$558,350	$518,686
Cost of revenues	429,020	466,304	470,931	451,097	413,894
Gross profit	123,624	125,921	124,809	107,253	104,792
General and administrative	64,449	65,210	63,296	59,350	57,243
Income before income taxes	59,175	60,711	61,513	47,903	47,549
Income tax provision	12,819	13,334	14,810	12,208	18,070
Net income	$46,356	$47,377	$46,703	$35,695	$29,479
Net income per share:
Basic	$2.59	$2.59	$2.48	$1.90	$1.52
Diluted	$2.55	$2.55	$2.46	$1.87	$1.51
Weighted average shares used in computing net income per share:
Basic	17,930	18,326	18,794	18,825	19,418
Diluted	18,166	18,602	19,008	19,042	19,570
Return on beginning of year equity	24.4%	24.3%	27.3%	25.7%	22.3%
Return on beginning of year assets	11.1%	14.9%	17.0%	15.2%	13.4%

	2021	2020	2019	2018	2017
Balance Sheet Data as of March 31,
Cash and cash equivalents	$139,716	$83,223	$91,713	$55,771	$28,611
Accounts receivable, net	64,722	65,767	71,336	64,940	62,841
Working capital	106,481	75,302	98,574	65,328	38,816
Total assets	424,760	416,260	318,018	274,004	235,383
Retained earnings	598,893	552,537	505,160	458,457	422,762
Treasury stock	(564,435)	(531,764)	(466,156)	(430,989)	(419,802)
Total stockholders’ equity	220,402	189,711	194,805	171,176	138,646

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

The Company disclaims any obligations to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise. Actual future performance, outcomes, and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of these factors include (without limitation) the impact of global pandemics, such as COVID-19; general industry and economic conditions, including a decreasing number of national claims due to a decreasing number of injured workers; competition from other managed care companies and third party administrators; the ability to expand certain areas of the Company’s business; growth in the Company’s sale of TPA services; shifts in customer demands; the ability of the Company to produce market-competitive software; changes in operating expenses including employee wages, benefits, and medical inflation; cost of capital and capital requirements; dependence on key personnel; the impact of possible cybersecurity incidents; existing and possible litigation and legal liability in the course of operations and the Company’s ability to resolve such litigation; governmental and public policy changes, including but not limited to legislative and administrative law and rule implementation or change; the impact of recently issued accounting standards on the Company’s consolidated financial statements; the continued availability of financing in the amounts and at the terms necessary to support the Company’s future business and the other risks identified in Part I, Item 1A of this annual report, “Risk Factors”.

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

Summary of Fiscal 2021 Annual Results

The Company had revenues of $553 million for the fiscal year ended March 31, 2021, a decrease of $40 million, or 7%, compared to $592 million for the fiscal year ended March 31, 2020.  This decrease was due to a decline in revenues in patient management and network solutions services, primarily due to lower bill volume and the economic impact of the COVID-19 pandemic in the United States during fiscal 2021.

During fiscal 2021, the Company’s gross profit decreased to $124 million from $126 million in fiscal 2020, a decrease of $2 million, or 2%.  This decrease was primarily due to the decrease of 7% in revenue mentioned above, in connection with which there was a decrease in salaries resulting from decreased headcount of 3.8% in field operations.

During fiscal 2021, the Company’s general and administrative expenses decreased to $64.4 million from $65.2 million in fiscal 2020, a decrease of $0.8 million, or 1.2%.  This decrease was primarily due to a decrease in legal expenses.

During fiscal 2021, the Company’s net income before tax decreased to $59.2 million from $60.7 million in fiscal 2020, a decrease of $1.5 million, or 2.5%.  The decrease was primarily due to a decrease in revenues.

During fiscal 2021, the Company’s income tax expense decreased to $12.8 million from $13.3 million in fiscal 2020, a decrease of $0.5 million, or 3.9%.  The decrease was due to a decrease in income before income taxes.  The Company’s effective income tax rate was 22% for fiscal years 2021 and 2020.

Diluted weighted average shares were 18.2 million shares in fiscal 2021 and 18.6 million shares in fiscal 2020, with a decrease of 436,000 shares, or 2.3%. This decrease was primarily due to the repurchase of 367,961 shares of common stock in fiscal 2021.  Since commencing this program in the fall of 1996, the Company has repurchased 36,653,552 shares of its common stock through March 31, 2021, at a cost of $564 million. These repurchases were funded primarily from the Company’s operating cash flows.

Diluted earnings per share was $2.55 in fiscal 2021 and in fiscal 2020. This was primarily due to a decrease in net income and a decrease in diluted weighted average shares because of shares repurchased under the Company’s stock repurchase program.

COVID-19 Pandemic

The economies of the United States and other countries around the world have rapidly contracted as a result of the COVID-19 pandemic. The decreased level of economic activity and uneven economic recovery is leading to, and is likely to continue to lead to, a decline and/or volatility in exposure units and prolonged and uneven unemployment. While the full impact of the COVID-19 pandemic cannot be fully assessed at this time, the Company expects that the ongoing global economic slowdown and uneven recovery resulting from the COVID-19 pandemic could continue to have a material adverse effect on its business, results of operations, financial condition, and cash flows in one or more future quarters.

Through the March 2021 quarter, the COVID-19 pandemic continued to impact our business, even though the impact was not as significant as it was during the June and September 2020 quarters. We implemented a 10% reduction in headcount that began late in the March 2020 quarter and continued through the June 2020 quarter. We took actions intended to protect our employees and our customers that adversely affected our results. We reduced discretionary spending, including but not limited to cutting spending in planned capital expenditures, travel, recruiting, consulting and temporary help expenses. Additionally, we temporarily suspended share repurchases under our stock repurchase program, from March 21 through June 14, 2020. We did not apply for governmental loans to support our operations, but we have taken advantage of certain aspects of the CARES Act such as the deferral of payroll tax deposits through December 31, 2020. The majority of our workforce continues to work from home. The Company began realizing sequential increases in revenues during the September and December 2020 quarters, and the March 2021 quarter. Management expects this trend to continue in 2021, especially with the distribution of vaccines, but there can be no assurance that vaccines will be distributed timely or be effective, that there will not be additional surges in COVID-19 and new stay at home mandates, or that the economic recovery will continue.

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

Results of Operations

The Company derives its revenues from providing patient management and network solutions services to payors of workers’ compensation benefits, automobile insurance claims, and group health insurance benefits. Patient management services include claims management and all services sold to claims management customers, case management, 24/7 nurse triage, utilization management, vocational rehabilitation, and life care planning. Network solutions services include fee schedule auditing, hospital bill auditing, pharmacy, independent medical examinations, directed care services, diagnostic imaging review services and preferred provider referral services.  The percentages of total revenues attributable to patient management and network solutions services for the fiscal years ended March 31, 2021, 2020 and 2019 are listed below.

	2021	2020	2019
Patient management services	66.7%	65.3%	61.8%
Network solutions services	33.3%	34.7%	38.2%
	100.0%	100.0%	100.0%

As noted in the table above, from fiscal 2019 to fiscal 2021, the mix of the Company’s revenues moved 4.9 percentage points from network solutions services to patient management services. This mix shift is primarily due to the Company’s increased focus in the sale of TPA and related services, which are included within patient management services.  The Company expects to have more growth in the sale of TPA and related services than in its other services because it is focusing more of its efforts, and believes the opportunities for growth in revenue is better, in this area.

The following table shows the consolidated statements of income for the fiscal years ended March 31, 2021, 2020 and 2019 and the dollar changes, as well as the percentage changes for each fiscal year.  The following amounts are in thousands, except per share data and percentages.

	Fiscal 2021	Fiscal 2020	Fiscal 2019	Amount Change from Fiscal 2020 to 2021	Amount Change from Fiscal 2019 to 2020	Percent Change from Fiscal 2020 to 2021	Percent Change from Fiscal 2019 to 2020
Revenues	$552,644	$592,225	$595,740	$(39,581)	$(3,515)	(6.7%)	(0.6%)
Cost of revenues	429,020	466,304	470,931	(37,284)	(4,627)	(8.0)	(1.0)
Gross profit	123,624	125,921	124,809	(2,297)	1,112	(1.8)	0.9
General and administrative	64,449	65,210	63,296	(761)	1,914	(1.2)	3.0
Income before income taxes	59,175	60,711	61,513	(1,536)	(802)	(2.5)	(1.3)
Income tax provision	12,819	13,334	14,810	(515)	(1,476)	(3.9)	(10.0)
Net income	$46,356	$47,377	$46,703	$(1,021)	$674	(2.2%)	1.4%
Net income per share:
Basic	$2.59	$2.59	$2.48	$-	$0.11	0.0%	4.4%
Diluted	$2.55	$2.55	$2.46	$-	$0.09	0.0%	3.7%
Weighted average shares used in net income per share:
Basic	17,930	18,326	18,794	(396)	(468)	(2.2%)	(2.5%)
Diluted	18,166	18,602	19,008	(436)	(406)	(2.3%)	(2.1%)

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

The following table sets forth, for the periods indicated, the percentage of revenues represented by certain items reflected in the Company’s consolidated statements of income. The Company’s past operating results are not necessarily indicative of future operating results.  The percentages for the fiscal years ended March 31, 2021, 2020 and 2019 are as follows:

Income Statement Percentages	2021	2020	2019
Revenues	100.0%	100.0%	100.0%
Cost of revenues	77.6%	78.7%	79.0%
Gross profit	22.4%	21.3%	21.0%
General and administrative	11.7%	11.0%	10.6%
Income before income taxes	10.7%	10.3%	10.4%
Income tax provision	2.3%	2.3%	2.5%
Net income	8.4%	8.0%	7.9%

Revenue

The Company derives its revenues from providing patient management and network solutions services to payors of workers’ compensation benefits, automobile insurance claims, and group health insurance benefits.

Change in Revenue

Fiscal 2021 Compared to Fiscal 2020

Revenues decreased to $553 million in fiscal 2021 from $592 million in fiscal 2020, a decrease of $40 million, or 7%.  The decrease in revenues was primarily due to a decrease in network solutions services, which decreased to $184 million from $205 million, a decrease of 10.5%.  Patient management services decreased to $369 million from $387 million, a decrease of 4.6%. The decrease in revenues was primarily due to lower bill volume.  Due to the COVID-19 pandemic and economic shutdown, the Company saw a decrease in bill volume of 22% during fiscal 2021 compared to fiscal 2020, as well as a 2.5% decrease in workers compensation claims, which was partially offset by an increase in revenue per bill.

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

Cost of Revenue

The Company’s cost of revenues consists of direct expenses, costs directly attributable to the generation of revenue, and indirect costs which are incurred to support the operations in the field offices which generate the revenue. Direct expenses primarily include (i) case manager and bill review analysts’ salaries, along with related payroll taxes and fringe benefits, and (ii) costs associated with independent medical examinations (known as IME), prescription drugs, and MRI, physical therapy, and durable medical equipment providers. Most of the Company’s revenues are generated in offices which provide both patient management services and network solutions services. The largest of the field indirect costs are (i) manager salaries and bonuses, (ii) account executive base pay and commissions, (iii) salaries of administrative and clerical support, field systems personnel and PPO network developers, along with related payroll taxes and fringe benefits, and (iv) office rent. During fiscal 2021 and 2020, approximately 37% and 38%, respectively, of the costs incurred in the field were considered field indirect costs, which support both the patient management services and network solutions services operations of the Company’s field operations.

Change in Cost of Revenue

Fiscal 2021 Compared to Fiscal 2020

The Company’s cost of revenues decreased to $429 million in fiscal 2021 from $466 million in fiscal 2020, a decrease of $37 million, or 8%.  The decrease in cost of revenues was primarily due to the decrease in total revenues of 7%. Additionally, the Company reduced headcount by 10% during the June 2020 quarter that was partially offset by hiring employees during the remainder of fiscal 2021 due to customer needs.  In fiscal 2021, headcount in field operations decreased by 3.8% compared to fiscal 2020.  Additionally, mileage, travel and meals expenses decreased by $6.6 million in fiscal 2021.

Fiscal 2020 Compared to Fiscal 2019

The Company’s cost of revenues decreased to $466 million in fiscal 2020 from $471 million in fiscal 2019, a decrease of $5 million, or 1%. The decrease in cost of revenues was primarily due to revenue decreasing in pharmacy services, therefore causing a decrease in prescription costs.

General and Administrative Expense

During fiscal years 2021, 2020, and 2019, approximately 51%, 53%, and 54%, respectively, of general and administrative costs consisted of corporate systems costs, which include the corporate systems support, implementation and training, rules engine development, national IT strategy and planning, depreciation of hardware costs in the Company’s corporate offices and backup data center, the Company’s nationwide area network, and other systems related costs. The Company includes all IT-related costs managed by the corporate office in general and administrative whereas the field IT-related costs are included in the cost of revenues.  The remaining general and administrative costs consist of national marketing, national sales support, corporate legal, corporate insurance, human resources, accounting, product management, new business development, and other general corporate expenses.

Change in General and Administrative Expense

Fiscal 2021 Compared to Fiscal 2020

General and administrative expense decreased to $64.4 million in fiscal 2021 from $65.2 million in fiscal 2020, a decrease of $0.8 million, or 1.2%.   The decrease in general and administrative expense was primarily due to a decrease in legal expenses.

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

Income Tax Provision

Fiscal 2021 Compared to Fiscal 2020

The Company’s income tax expense decreased to $12.8 million for fiscal 2021 from $13.3 million for fiscal 2020, a decrease of $0.5 million. The Company’s effective income tax rate was 22% for fiscal years 2021 and 2020.  Income before income tax provision decreased to $59.2 million in fiscal 2021 from $60.7 million in fiscal 2020, a decrease of $1.5 million.

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

Net Income

Fiscal 2021 Compared to Fiscal 2020

The Company’s net income decreased to $46.4 million in fiscal 2021 from $47.4 million in fiscal 2020, a decrease of $1.0 million, or 2.2%.  This decrease was primarily due to a 7% decrease in revenues.

Fiscal 2020 Compared to Fiscal 2019

The Company’s net income increased to $47.4 million in fiscal 2020 from $46.7 million in fiscal 2019, an increase of $0.7 million, or 1.4%. This increase was primarily due to a 10% decrease in income tax provision.

Earnings per Share

Fiscal 2021 Compared to Fiscal 2020

The Company’s diluted earnings per share was $2.55 in fiscal 2021 and 2020.  This was primarily due to a decrease in net income and a decrease in diluted weighted average shares because of shares repurchased under the Company’s stock repurchase program.

Fiscal 2020 Compared to Fiscal 2019

The Company’s diluted earnings per share increased to $2.55 in fiscal 2020 from $2.46 in fiscal 2019, an increase of $0.09. This increase was primarily due to an increase in net income and a decrease in diluted weighted average shares because of shares repurchased under the Company’s stock repurchase program.

Liquidity and Capital Resources

The Company manages its liquidity and financial position in the context of its overall business strategy. The Company continually forecasts and manages its cash, investments, working capital balances and capital structure to meet the short- and long-term obligations of its businesses while seeking to maintain liquidity and financial flexibility. Cash flows generated from operating activities are principally from earnings before non-cash expenses. The risk of decreased operating cash flow from a decline in earnings is partially mitigated by the diversity of the Company’s services, geographies and customers, and the Company has had virtually no interest-bearing debt for the past 30 years.

The Company has historically funded its operations and capital expenditures primarily from cash flow from operations, and to a lesser extent, stock option exercises.   The Company’s net accounts receivables have ranged from 41 to 43 days of average sales for the fiscal years ended March 31, 2021, 2020 and 2019.  The Company expects days sales outstanding (known as DSO) to remain in the low to mid 40-day range. The Company’s historical profit margins and historical ratio of investments in assets used in the business has allowed the Company to generate sufficient cash flow to repurchase $564 million of its common stock during the past 24 fiscal years, on inception-to-date net earnings of $599 million. The Company repurchases shares during periods of excess liquidity, which has occurred in all 30 years that the Company has been public.  Should the Company have lower income or cash flows, it could reduce or eliminate repurchases under the stock repurchase program until earnings and cash flow improved.  Working capital increased to $106.5 million at March 31, 2021 from $75.3 million at March 31, 2020.  This is primarily due to steps the Company took in response to the COVID-19 pandemic, which included reducing its planned capital expenditures and reducing its work force. Additionally, the Company temporarily suspended share repurchases under its stock repurchase program, from March 21 through June 14, 2020. The Company did not apply for governmental loans to support the Company’s operations, but has taken advantage of certain aspects of the CARES Act such as the deferral of payroll tax deposits. The Company deferred a total of $10.4 million in payroll tax deposits, half of which will be paid back by the end of calendar year 2021 and the other half will be paid back by the end of calendar year 2022.

The Company believes that, after the steps it took in response to the COVID-19 pandemic described above, cash from operations and funds from exercises of stock options granted to employees are adequate to fund existing obligations, repurchase shares of the Company’s common stock under its current stock repurchase program, introduce new services, and continue to develop the Company’s healthcare related services for at least the next twelve months. Should the Company have lower income or cash flows, it may reduce or eliminate repurchases under the stock repurchase program until earnings and cash flow have returned to comfortable levels. The Company regularly evaluates cash requirements for current operations, commitments, capital acquisitions, and other strategic transactions. The Company may elect to raise additional funds for these purposes, through debt or equity financings or otherwise, as appropriate. However, additional equity or debt financing may not be available when needed, with terms favorable to the Company or at all.

As of March 31, 2021, the Company had $139.7 million in cash and cash equivalents, invested primarily in short-term, interest-bearing, highly-liquid, investment-grade securities with maturities of 90 days or less.

The Company believes that the cash balance at March 31, 2021 along with anticipated internally-generated funds will be sufficient to meet the Company’s expected cash requirements for at least the next twelve months.

The Company cannot provide any assurance that the assumptions used to estimate its liquidity requirements will remain accurate due to the unprecedented nature of the disruption to operations and the unpredictability of the COVID-19 global pandemic. As a consequence, estimates of the duration of the pandemic and the severity of the impact on future earnings and cash flows could change and have a material impact on our results of operations and financial condition. The ultimate duration and impact of the COVID-19 pandemic on the Company’s business, results of operations, financial condition and cash flows is dependent on future developments, including the duration of the pandemic, the distribution and effectiveness of vaccines, repeat or cyclical outbreaks, and the related length of its impact on the global economy, which are uncertain and cannot be predicted at this time. Furthermore, the extent to which the Company’s mitigation efforts are successful, if at all, is not presently ascertainable. However, the Company expects that its results of operations, including revenues, in future periods will continue to be adversely impacted by the COVID-19 pandemic and its negative effects on global economic conditions, which have included a global recession.

Operating Cash Flows

Fiscal 2021 Compared to Fiscal 2020

Net cash provided by operating activities increased to $94.4 million in fiscal 2021 from $80.8 million in fiscal 2020, an increase of $13.6 million.  The improvement in cash from operating activities was primarily due to the payroll taxes deferral provided by the CARES Act partially offset by a decrease in net income.

Fiscal 2020 Compared to Fiscal 2019

Net cash provided by operating activities increased to $80.8 million in fiscal 2020 from $78.6 million in fiscal 2019, an increase of $2.2 million. The improvement in cash from operating activities was primarily due to a decrease in accounts receivables, offset by a change in accrued liabilities.

Investing Activities

Fiscal 2021 Compared to Fiscal 2020

Net cash flow used in investing activities decreased to $17.2 million in fiscal 2021 from $32.4 million in fiscal 2020, a decrease of $15.1 million.  This decrease was due to the Company reducing its planned capital expenditures due to the COVID-19 pandemic.  The Company expects to see its office space, and the associated capital expenditures, decrease over time due to more employees switching to working from home.

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

Financing Activities

Fiscal 2021 Compared to Fiscal 2020

Net cash flow used in financing activities decreased to $20.6 million in fiscal 2021 from $57.0 million in fiscal 2020, a decrease of $36.3 million.  During fiscal 2021, the Company spent $33 million to repurchase 367,961 shares of its common stock (at an average price of $88.79 per share).  During fiscal 2020, the Company spent $66 million to repurchase 822,353 shares of its common stock (at an average price of $79.78 per share).

If the Company continues to generate cash flow from operating activities, the Company may continue to repurchase shares of its common stock on the open market, if authorized by the Company’s Board of Directors pursuant to the resumption of its stock repurchase program, or seek to identify other businesses to acquire.  The Company has historically used cash provided by operating activities and from the exercise of stock options to repurchase stock.  The Company expects that it may use some of the cash on the balance sheet at March 31, 2021 to repurchase additional shares of its common stock in the future.

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

Contractual Obligations

The following table sets forth our contractual obligations at March 31, 2021, which are primarily future minimum lease payments due under non-cancelable operating leases:

		For the Fiscal Years Ended March 31st, Within:
	Total	Less than one year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$58,392,000	$12,952,000	$20,578,000	$13,334,000	$11,528,000
Software licenses	1,990,000	95,000	1,895,000	—	—
Total	$60,382,000	$13,047,000	$22,473,000	$13,334,000	$11,528,000

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

Revenue Recognition:  The Company adopted ASC 606 using the modified retrospective method for those contracts which were not substantially completed as of the transition date, which was April 1, 2018. The reported results for the fiscal years ended March 31, 2021, 2020, and 2019 reflect the application of the guidance of ASC 606.

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

Leases:  The Company adopted ASC 842 using the modified retrospective method and utilizing the effective date as the date of initial application.  The reported results for the fiscal years ended March 31, 2021 and 2020 reflect the application of the guidance of ASC 842 while the reported results for the fiscal year ended March 31, 2019 were prepared under the guidance of ASC 840.

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

The Company must make significant judgments and estimates in determining contractual and bad debt allowances in any accounting period. One significant uncertainty inherent in the Company’s analysis is whether its past experience will be indicative of future periods. Although the Company considers future projections when estimating contractual and bad debt allowances, the Company ultimately makes its decisions based on the best information available to it at the time the decision is made. Adverse changes in general economic conditions or trends in reimbursement amounts for the Company’s services could affect the Company’s contractual and bad debt allowance estimates, collection of accounts receivable, cash flows, and results of operations. One customer accounted for 10% or more of accounts receivable at March 31, 2021.  No customer accounted for 10% or more of accounts receivable at March 31, 2020.

Goodwill and Long-Lived Assets:  Goodwill arising from business combinations represents the excess of the purchase price over the estimated fair value of the net assets of the acquired business. Pursuant to ASC 350-10 through ASC 350-30, “Goodwill and Other Intangible Assets,” goodwill is tested annually for impairment or more frequently if circumstances indicate the potential for impairment. Also, management tests for impairment of its amortizable intangible assets and long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The impairment test is conducted at the company level.  The measurement of fair value is based on an evaluation of market capitalization and is further tested using a multiple of earnings approach. In projecting the Company’s cash flows, management considers industry growth rates and trends and cost structure changes. Based on the Company’s tests and reviews, no impairment of its goodwill, intangible assets, or other long-lived assets existed at March 31, 2021 or March 31, 2020.  However, future events or changes in current circumstances could affect the recoverability of the carrying value of goodwill and long-lived assets.

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

Share-Based Compensation: The Company accounts for share-based compensation in accordance with the provisions of ASC Topic 718 “Compensation – Stock Compensation”.  Under ASC 718, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).   For the fiscal year ended March 31, 2021, the Company recorded share-based compensation expense of $4,978,000.

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s term, and the Company’s expected annual dividend yield. The Company issues performance-based stock options which vest only upon the Company’s achievement of certain earnings per share targets on a calendar year basis, as determined by the Company’s Board of Directors. These options were valued in the same manner as the time-based options. However, the Company only recognizes stock compensation expense to the extent that the targets are determined to be probable of being achieved, which triggers the vesting of the performance options. The Company’s management believes that this valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in fiscal 2021.  Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

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

Recently Issued Accounting Standards

Guidance Adopted

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes”.  The pronouncement simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC Topic 740, “Income Taxes”.  The pronouncement also improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance.  This standard is effective for fiscal years beginning after December 15, 2020, with early adoption permitted.  Effective April 1, 2020, the Company adopted ASU 2019-12.  Adoption of the standard did not have a material impact on the Company's consolidated financial statements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of CorVel Corporation

Opinions on the Consolidated Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of CorVel Corporation (the “Company”) as of March 31, 2021 and 2020, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2021, and the related notes and financial statement schedule (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of March 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2021, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

Change in Accounting Principle

As discussed in Notes 1 and 9 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2020.

Basis for Opinions

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

Critical Audit Matter

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (Continued)

Revenue Recognition - Refer to Note 2 to the Consolidated Financial Statements

Critical Audit Matter Description:

The Company recognizes revenue upon transfer of control of promised services or products to customers in an amount that reflects the consideration the Company expects to receive in exchange for those services or products. Certain services and products involve estimation of the related transaction price that, in turn, led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to management’s judgments. Revenues that are most significantly impacted by management’s estimates and judgments include (i) bill review services that contain contractual provisions that allow the customer to compensate the Company only for services that it utilizes and (ii) directed care services at period-end for which the Company has not been billed by the related provider.

How the Critical Matter was Addressed in the Audit:

The primary procedures we performed to address this critical audit matter included the following, among others:

▪

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s process to estimate the most likely amount of consideration to which the Company will be entitled in exchange for transferring the promised services or products to a customer. We tested the effectiveness of certain controls over revenue recognition, including management’s controls over the methodology used to determine estimated revenues.

▪

We tested the underlying data used by the Company to determine related bill review revenue estimates by examining customer contracts and analyzing historical utilization analyses completed by the Company. We also examined subsequent period invoicing and cash collection activities to evaluate the reasonableness of management’s estimates.

▪

We tested significant assumptions used in management’s calculations of period-end directed care revenues by analyzing historical time lag patterns between the provision of service and provider invoicing. We also examined trends associated with the number of period-end provider referrals and performed gross margin reasonableness analyses to evaluate management’s estimates.

▪	We tested the mathematical accuracy of management’s calculations of revenue and the associated timing of revenue recognized in the consolidated financial statements.

/s/ HASKELL & WHITE LLP

We have served as the Company’s auditor since 2006.

Irvine, California

May 28, 2021

CORVEL CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,
	2021	2020
ASSETS
Current Assets
Cash and cash equivalents	$139,716,000	$83,223,000
Customer deposits	56,497,000	48,991,000
Accounts receivable (less allowance for doubtful accounts of $3,274,000 at March 31, 2021 and $5,133,000 at March 31, 2020)	64,722,000	65,767,000
Prepaid expenses and income taxes	8,006,000	11,010,000
Total current assets	268,941,000	208,991,000
Property and equipment, net	70,619,000	75,900,000
Goodwill	36,814,000	36,814,000
Other intangible assets, net	2,104,000	2,540,000
Right-of-use asset, net	45,324,000	90,666,000
Deferred tax asset, net	613,000	—
Other assets	345,000	1,349,000
Total assets	$424,760,000	$416,260,000
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts and income taxes payable	$13,574,000	$16,363,000
Accrued liabilities	148,886,000	117,326,000
Total current liabilities	162,460,000	133,689,000
Deferred income taxes, net	—	7,764,000
Long-term lease liabilities	41,898,000	85,096,000
Total liabilities	204,358,000	226,549,000
Commitments and contingencies
Stockholders' Equity
Common stock, $.0001 par value: 120,000,000 shares authorized at March 31, 2021 and 2020; 54,529,642 shares issued (17,876,090 shares outstanding, net of treasury shares) and 54,254,557 shares issued (17,968,966 shares outstanding, net of treasury shares) at March 31, 2021 and March 31, 2020, respectively	3,000	3,000
Paid-in-capital	185,941,000	168,935,000
Treasury stock, at cost (36,653,552 and 36,285,591 shares at March 31, 2021 and 2020, respectively)	(564,435,000)	(531,764,000)
Retained earnings	598,893,000	552,537,000
Total stockholders' equity	220,402,000	189,711,000
Total liabilities and stockholders' equity	$424,760,000	$416,260,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Years Ended March 31,
	2021	2020	2019
Revenues	$552,644,000	$592,225,000	$595,740,000
Cost of revenues	429,020,000	466,304,000	470,931,000
Gross profit	123,624,000	125,921,000	124,809,000
General and administrative	64,449,000	65,210,000	63,296,000
Income before income taxes	59,175,000	60,711,000	61,513,000
Income tax provision	12,819,000	13,334,000	14,810,000
Net income	$46,356,000	$47,377,000	$46,703,000
Net income per share:
Basic	$2.59	$2.59	2.48
Diluted	$2.55	$2.55	2.46
Weighted average shares outstanding:
Basic	17,930,000	18,326,000	18,794,000
Diluted	18,166,000	18,602,000	19,008,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Fiscal Years Ended March 31, 2021, 2020 and 2019

	Common Shares	Stock Amount	Paid-in-Capital	Treasury Shares	Treasury Stock	Retained Earnings	Total Stockholders' Equity
Balance – March 31, 2018	53,793,986	$3,000	$143,705,000	(34,881,079)	$(430,989,000)	$458,457,000	$171,176,000
Stock issued under employee stock purchase plan	8,271	—	503,000	—	—	—	503,000
Stock issued under stock option plan, net of shares repurchased	218,775	—	7,241,000	—	—	—	7,241,000
Stock-based compensation expense	—	—	4,349,000	—	—	—	4,349,000
Purchase of treasury stock	—	—	—	(582,159)	(35,167,000)	—	(35,167,000)
Net income	—	—	—	—	—	46,703,000	46,703,000
Balance – March 31, 2019	54,021,032	3,000	155,798,000	(35,463,238)	(466,156,000)	505,160,000	194,805,000
Stock issued under employee stock purchase plan	8,451	—	505,000	—	—	—	505,000
Stock issued under stock option plan, net of shares repurchased	225,074	—	8,147,000	—	—	—	8,147,000
Stock-based compensation expense	—	—	4,485,000	—	—	—	4,485,000
Purchase of treasury stock	—	—	—	(822,353)	(65,608,000)	—	(65,608,000)
Net income	—	—	—	—	—	47,377,000	47,377,000
Balance – March 31, 2020	54,254,557	3,000	168,935,000	(36,285,591)	(531,764,000)	552,537,000	189,711,000
Stock issued under employee stock purchase plan	6,007	—	534,000	—	—	—	534,000
Stock issued under stock option plan, net of shares repurchased	269,078	—	11,494,000	—	—	—	11,494,000
Stock-based compensation expense	—	—	4,978,000	—	—	—	4,978,000
Purchase of treasury stock	—	—	—	(367,961)	(32,671,000)	—	(32,671,000)
Net income	—	—	—	—	—	46,356,000	46,356,000
Balance – March 31, 2021	54,529,642	$3,000	$185,941,000	(36,653,552)	$(564,435,000)	$598,893,000	$220,402,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended March 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$46,356,000	$47,377,000	$46,703,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,436,000	22,516,000	22,984,000
Loss on write down or disposal of property, capitalized software or investment	590,000	149,000	306,000
Stock compensation expense	4,978,000	4,485,000	4,349,000
Provision for doubtful accounts	2,021,000	1,606,000	1,875,000
Deferred income taxes	(8,376,000)	1,470,000	1,456,000
Changes in operating assets and liabilities:
Accounts receivable	(976,000)	3,964,000	(8,271,000)
Customer deposits	(7,507,000)	(3,723,000)	(9,772,000)
Prepaid expenses and income taxes	3,003,000	(3,834,000)	(66,000)
Other assets	504,000	(595,000)	145,000
Accounts and income taxes payable	(3,355,000)	1,095,000	(1,975,000)
Accrued liabilities	31,561,000	11,885,000	20,905,000
Operating lease liabilities	2,144,000	(5,569,000)	—
Net cash provided by operating activities	94,379,000	80,826,000	78,639,000
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(17,243,000)	(32,360,000)	(15,274,000)
Net cash used in investing activities	(17,243,000)	(32,360,000)	(15,274,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of employee stock purchase options	534,000	505,000	503,000
Exercise of common stock options	11,494,000	8,147,000	7,241,000
Purchase of treasury stock	(32,671,000)	(65,608,000)	(35,167,000)
Net cash used in financing activities	(20,643,000)	(56,956,000)	(27,423,000)
Net increase (decrease) in cash and cash equivalents	56,493,000	(8,490,000)	35,942,000
Cash and cash equivalents at beginning of year	83,223,000	91,713,000	55,771,000
CASH AND CASH EQUIVALENTS AT END OF YEAR	$139,716,000	$83,223,000	$91,713,000
Supplemental cash flow information
Income taxes paid	$20,760,000	$15,077,000	$12,854,000
Accrual of software license purchase	$—	$3,790,000	$—

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended March 31, 2021, 2020 and 2019

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

Basis of Presentation:  The consolidated financial statements include the accounts of CorVel and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to fiscal 2021 presentation. These changes had no impact on previously-reported results of operations or shareholders’ equity.

The Company evaluated all subsequent events and transactions through the date of this filing.

Use of Estimates:  The preparation of financial statements in compliance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements. Actual results could differ from those estimates.  Significant estimates include the values assigned to intangible assets, capitalized software development, the allowance for doubtful accounts, work in process, accrual for income taxes, share-based payments related to performance-based awards, loss contingencies, estimated lives of claims for claims administration revenue recognition, estimates used in stock options valuations, and accrual for self-insurance reserves.

Cash and Cash Equivalents:  Cash and cash equivalents consist of short-term, interest-bearing highly-liquid investment-grade securities with maturities of 90 days or less when purchased. The carrying amounts of the Company’s financial instruments approximate their fair values at March 31, 2021 and 2020 due to the short-term nature of those instruments.  Customer deposits represent cash that is expected to be returned or applied towards payment within one year through the Company’s provider reimbursement services.

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

The carrying amount of the Company’s financial instruments (i.e. cash and cash equivalents, accounts receivable, accounts payable, etc.) approximates their fair values at March 31, 2021 and 2020 due to the short-term nature of those instruments.  The Company has no financial instruments that are measured at fair value on a recurring basis.

Revenue Recognition: The Company adopted ASC 606 using the modified retrospective method for those contracts which were not substantially completed as of the transition date, which was April 1, 2018. The reported results for the three fiscal years ended March 31, 2021, 2020, and 2019 reflect the application of the guidance of ASC 606.

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

Accounts Receivable:  The majority of the Company’s accounts receivable are due from companies in the property and casualty insurance industries, self-insured employers and governmental entities. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are generally due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Those accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable against the reserve when they become uncollectible. Accounts receivable includes $17,213,000, and $19,692,000 of unbilled receivables at March 31, 2021 and 2020, respectively.  Unbilled receivables represent the amounts expected to be collected for work performed which has not yet been invoiced to the customer.  Unbilled receivables are generally invoiced within one year.

Concentrations of Credit Risk:  Substantially all of the Company’s customers are payors of workers’ compensation benefits and property and casualty insurance, which include insurance companies, third party administrators, self-insured employers and government entities.  Credit losses consistently have been within management’s expectations.  Virtually all of the Company’s cash is invested at financial institutions in amounts which exceed the FDIC insurance levels. No customer accounted for 10% or more of revenue for either fiscal 2021, 2020 or 2019.  One customer accounted for 10% or more of accounts receivable at March 31, 2021.  No customer accounted for 10% or more of accounts receivable at March 31, 2020.

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

The Company accounts for internally-developed software costs in accordance with ASC 350-40, “Internal Use Software”.  Capitalized software development costs, intended for internal use, totaled $27,902,000 (net of $120,832,000 in accumulated amortization) and $27,859,000 (net of $109,749,000 in accumulated amortization), as of March 31, 2021 and 2020, respectively. These costs are included in computer software in property and equipment and are amortized over a period of five years.

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

Leases:  The Company adopted ASC 842 using the modified retrospective method and utilizing the effective date as the date of initial application.  The reported results for the fiscal years ended March 31, 2021 and 2020 reflect the application of the guidance of ASC 842 while the reported results for the fiscal year ended March 31, 2019 were prepared under the guidance of ASC 840.

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

Goodwill and Indefinite Lived Long-Lived Assets:  The Company accounts for its business combinations in accordance with the ASC 805-10 through ASC 805-50, “Business Combinations,” which (i) requires that the purchase method of accounting be applied to all business combinations and (ii) addresses the criteria for initial recognition of intangible assets and goodwill. In accordance with ASC 350-10 through ASC 350-30, goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment annually at December 31, 2020, or more frequently if circumstances indicate the possibility of impairment. If the carrying value of goodwill or an intangible asset exceeds its fair value, an impairment loss will be recognized.  Based on the Company’s tests and reviews, no impairment of its goodwill, intangible assets or other long-lived assets existed at March 31, 2021.  However, future events or changes in current circumstances could affect the recoverability of the carrying value of goodwill and long-lived assets. Goodwill amounted to $36,814,000 (net of accumulated amortization of $2,069,000) at March 31, 2021 and at March 31, 2020.

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

Share-Based Compensation: The Company accounts for share-based compensation in accordance with the provisions of ASC Topic 718 “Compensation – Stock Compensation”.  Under ASC 718, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite service period (generally the vesting period of the equity grant). The Company issues performance-based stock options which vest only upon the Company’s achievement of certain earnings per share targets on a calendar year basis, as determined by the Company’s Board of Directors. These options were valued in the same manner as the time-based options. However, the Company only recognizes stock compensation expense to the extent that the targets are determined to be probable of being achieved, which triggers the vesting of the performance options.

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

The difference between the basic weighted average shares and the diluted weighted average shares for each of the fiscal years ended March 31, 2021, 2020 and 2019 is as follows:

	Fiscal 2021	Fiscal 2020	Fiscal 2019
Basic weighted average shares	17,930,000	18,326,000	18,794,000
Treasury stock impact of stock options	236,000	276,000	214,000
Diluted weighted average shares	18,166,000	18,602,000	19,008,000

Recently Issued Accounting Standards

Guidance Adopted

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes”.  The pronouncement simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC Topic 740, “Income Taxes”.  The pronouncement also improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance.  This standard is effective for fiscal years beginning after December 15, 2020, with early adoption permitted.  Effective April 1, 2020, the Company adopted ASU 2019-12.  Adoption of the standard did not have a material impact on the Company's consolidated financial statements.

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

Network Solutions Service Line

The network solutions service line consists primarily of medical bill review and third-party services. Medical bill review services provide an analysis of medical charges for customers’ claims to identify opportunities for savings. Medical bill review services revenues are recognized at a point in time when control of the service is transferred to the customer. Revenue is recognized based upon the transfer of the results of the medical bill review service to the customer as this is the most accurate depiction of the transfer of the service to the customer. Medical bill review revenues are variable, generally based on performance metrics set forth in the underlying contracts. Each period, the Company bases its estimates on a contract-by-contract basis. The Company makes its best estimate of amounts the Company has earned and expects to be collected using historical averages and other factors to project such revenues.  Variable consideration is recognized in the amount that the Company concludes is probable that a significant revenue reversal will not occur in future periods.

Third-party services revenue includes pharmacy, directed care services and other services, and includes amounts received from customers compensating the Company for certain third-party costs associated with providing its integrated network solutions services. The Company is considered the principal in these transactions as it directs the third party, controls the specified service and its pricing, performs program utilization review, directs payment to the provider, accepts the financial risk of loss associated with services rendered and combines the services provided into an integrated solution, as specified within the Company’s customer contracts. The Company has the ability to influence contractual fees with customers and possesses the financial risk of loss in certain contractual obligations. These factors indicate the Company is the principal and, as such, it is required to recognize revenue gross and service partner vendor fees in the operating expense in the Company’s consolidated statements of income.

The following table presents revenues disaggregated by service line for the fiscal years ended March 31, 2021 and 2020:

	2021	2020	2019
Patient management services	$368,853,000	$386,814,000	$368,198,000
Network solutions services	183,791,000	205,411,000	227,542,000
Total services	$552,644,000	$592,225,000	$595,740,000

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

	March 31, 2021	March 31, 2020
Billed receivables	$50,783,000	$51,208,000
Allowance for doubtful accounts	(3,274,000)	(5,133,000)
Unbilled receivables	17,213,000	19,692,000
Accounts receivable, net	$64,722,000	$65,767,000

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

The table below presents the deferred revenues balance and the significant activity affecting deferred revenues during the fiscal year ended March 31, 2021:

March 31, 2021
Beginning balance at April 1, 2020	$17,645,000
Additions	37,970,000
Revenue recognized from beginning of period	(8,844,000)
Revenue recognized from additions	(24,257,000)
Ending balance at March 31, 2021	$22,514,000

Remaining Performance Obligations

As of March 31, 2021, the Company had $22.5 million of remaining performance obligations related to claims and non-claims services for which the price is fixed. Remaining performance obligations consist of deferred revenues.  The Company expects to recognize approximately 98% of its remaining performance obligations as revenues within one year and the remaining balance thereafter. See the discussion below regarding the practical expedients elected for the disclosure of remaining performance obligations.

Costs to Obtain a Contract

  The Company has an internal sales force compensation program where remuneration is based solely on the revenues recognized in the period and does not represent an incremental cost to the Company which provides a future benefit expected to be longer than one year and would meet the criteria to be capitalized and presented on the Company’s consolidated balance sheets.

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

Note 3 — Stock Options and Stock-Based Compensation

Under the Company’s Restated Omnibus Incentive Plan (formerly the Restated 1988 Executive Stock Option Plan) (“the Plan”) as in effect at March 31, 2021, options exercisable for up to 20,615,000 shares of the Company’s common stock may be granted over the life of the Plan to key employees, non-employee directors, and consultants at exercise prices not less than the fair market value of the common stock on the date of grant. Options granted under the Plan are non-statutory stock options and generally vest 25% one year from the date of grant, with the remaining 75% vesting ratably each month for the next 36 months. The options granted to employees and the Company’s Board of Directors expire at the end of five years and ten years from date of grant, respectively.  All options granted in fiscal 2021 and 2020 were granted with an exercise price equal to the fair value of the Company’s common stock on the grant date.

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

The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for the fiscal years ended March 31, 2021, 2020 and 2019:

	Fiscal 2021	Fiscal 2020	Fiscal 2019
Expected volatility	34%	33%	34%
Risk free interest rate	0.21% to 0.46%	1.42% to 2.33%	2.46% to 2.96%
Dividend yield	0.0%	0.0%	0.0%
Weighted average option life	4.4 to 4.5 years	4.4 to 4.5 years	4.4 to 4.5 years

For the fiscal years ended March 31, 2021, 2020 and 2019, the Company recorded share-based compensation expense of $4,978,000, $4,485,000, and $4,349,000, respectively. The table below shows the amounts recognized in the financial statements for the fiscal years ended March 31, 2021, 2020 and 2019.

	Fiscal 2021	Fiscal 2020	Fiscal 2019
Cost of revenue	$2,020,000	$2,028,000	$1,896,000
General and administrative	2,958,000	2,457,000	2,453,000
Total cost of stock-based compensation included in income before income taxes	4,978,000	4,485,000	4,349,000
Amount of income tax benefit recognized	1,057,000	985,000	1,048,000
Amount charged to net income	$3,921,000	$3,500,000	$3,301,000
Effect on basic earnings per share	$0.22	$0.19	$0.18
Effect on diluted earnings per share	$0.22	$0.19	$0.17

The following table summarizes information for all stock options for the fiscal years March 31, 2021, 2020 and 2019:

	Fiscal 2021	Fiscal 2020	Fiscal 2019
Options outstanding – beginning of fiscal year	1,029,103	1,058,411	1,064,439
Options granted	234,175	271,575	290,300
Options exercised	(278,094)	(235,932)	(250,604)
Options cancelled/forfeited	(48,026)	(64,951)	(45,724)
Options outstanding – end of fiscal year	937,158	1,029,103	1,058,411
During the fiscal year, weighted average exercise price of:
Options granted	$81.12	$79.49	$57.27
Options exercised	$44.17	$38.34	$36.44
Options cancelled/forfeited	$61.26	$59.87	$36.71
At the end of fiscal year:
Price range of outstanding options	$21.87-$103.31	$20.08-$88.22	$12.71-$62.31
Weighted average exercise price per share	$64.28	$54.87	$45.17
Options available for future grants	880,542	316,691	523,415
Exercisable options	421,964	468,107	440,386

The following table summarizes the status of stock options outstanding and exercisable at March 31, 2021:

Range of Exercise Prices	Number of Outstanding Options	Weighted Average Remaining Contractual Life	Outstanding Options – Weighted Average Exercise Price	Exercisable Options – Number of Exercisable Options	Exercisable Options – Weighted Average Exercise Price
$21.87 to $49.40	253,107	2.18	$39.70	226,736	$38.65
$49.41 to $59.32	247,080	2.86	57.14	122,803	57.97
$59.33 to $87.49	263,715	4.11	77.66	65,983	76.49
$87.50 to $103.31	173,256	4.52	89.97	6,442	88.22
Total	937,158	3.34	$64.28	421,964	$50.95

The following table summarizes the status of all outstanding options at March 31, 2021, and changes during the fiscal year then ended:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value as of March 31, 2021
Options outstanding, March 31, 2020	1,029,103	$54.87
Granted	234,175	81.12
Exercised	(278,094)	44.17
Cancelled – forfeited	(43,436)	62.99
Cancelled – expired	(4,590)	44.93
Options outstanding, March 31, 2021	937,158	$64.28	3.34	$35,924,719
Options vested and expected to vest	772,156	$52.45	3.33	$33,914,366
Ending exercisable	421,964	$50.95	2.48	$21,790,325

The weighted average fair value of options granted during fiscal 2021, 2020 and 2019 was $23.24, $22.99, and $19.83, respectively.  The total intrinsic value of options exercised during fiscal years 2021, 2020 and 2019 was $12,272,000, $10,281,000, and $5,817,000 respectively.

Included in the above-noted stock option grants and stock compensation expense are performance-based stock options which vest only upon the Company’s achievement of certain earnings per share targets on a calendar year basis, as determined by the Company’s Board of Directors. These options were valued in the same manner as the time-based options. However, the Company only recognizes stock compensation expense to the extent that the targets are determined to be probable of being achieved, which triggers the vesting of the performance options.   During the fiscal years ended March 31, 2021, 2020 and 2019, the Company recognized stock compensation expense for performance-based options in the amount of $2,080,000, $1,625,000, and $1,631,000, respectively.

The Company received $11,494,000, $8,147,000, and $7,241,000 of cash receipts from the exercise of stock options during fiscal 2021, 2020 and 2019, respectively.  As of March 31, 2021, $5,689,000 of total unrecognized compensation costs related to stock options is expected to be recognized over a weighted average period of 3 years.

Note 4 — Property and Equipment

Property and equipment, net consisted of the following at March 31, 2021 and 2020:

	2021	2020
Computer software	$163,829,000	$150,780,000
Office equipment and computers	66,714,000	66,398,000
Land, building and improvements	11,081,000	11,048,000
Leasehold improvements	17,562,000	14,962,000
	259,186,000	243,188,000
Less: accumulated depreciation and amortization	(188,567,000)	(167,288,000)
	$70,619,000	$75,900,000

Depreciation expense totaled $23,001,000, $22,081,000 and $22,544,000 for the fiscal years ended March 31, 2021, 2020 and 2019, respectively.

Note 5 — Accounts and Income Taxes Payable and Accrued Liabilities

Accounts and income taxes payable consisted of the following at March 31, 2021 and 2020:

	2021	2020
Accounts payable	$12,353,000	$15,145,000
Income taxes payable	1,221,000	1,218,000
	$13,574,000	$16,363,000

Accrued liabilities consisted of the following at March 31, 2021 and 2020:

	2021	2020
Payroll, payroll taxes and employee benefits	$43,998,000	$26,024,000
Customer deposits	56,498,000	48,991,000
Accrued professional service fees	7,016,000	5,919,000
Self-insurance accruals	3,704,000	3,248,000
Deferred revenue	22,514,000	17,645,000
Operating lease liabilities	12,765,000	13,223,000
Other	2,391,000	2,276,000
	$148,886,000	$117,326,000

Note 6 — Income Taxes

The income tax provision consisted of the following for the fiscal years ended March 31, 2021, 2020 and 2019:

	2021	2020	2019
Current — Federal	$16,608,000	$9,212,000	$10,233,000
Current — State	4,587,000	2,652,000	3,121,000
Subtotal	21,195,000	11,864,000	13,354,000
Deferred — Federal	(6,809,000)	1,418,000	941,000
Deferred — State	(1,567,000)	52,000	515,000
Subtotal	(8,376,000)	1,470,000	1,456,000
	$12,819,000	$13,334,000	$14,810,000

The following is a reconciliation of the income tax provision from the statutory federal income tax rate to the effective rate for the fiscal years ended March 31, 2021, 2020 and 2019:

	2021	2020	2019
Income taxes at federal statutory rate	$12,427,000	$12,749,000	$12,918,000
State income taxes, net of federal benefit	3,102,000	2,243,000	2,848,000
Uncertain tax positions	(693,000)	(263,000)	(175,000)
Permanent items and tax credits	(2,018,000)	(1,632,000)	(666,000)
Adjustments to returns as filed	192,000	110,000	131,000
Valuation allowance	(191,000)	127,000	317,000
Impact of tax reform	—	—	(563,000)
	$12,819,000	$13,334,000	$14,810,000

Deferred tax assets and liabilities at March 31, 2021 and 2020 are, as follows:

	2021	2020
Deferred tax assets:
Accrued liabilities not currently deductible	$7,908,000	$5,640,000
Allowance for doubtful accounts	849,000	1,293,000
Stock-based compensation	2,242,000	2,058,000
Deferred lease liability	14,080,000	24,765,000
Deferred payroll taxes	2,693,000	—
Other	877,000	938,000
Deferred tax assets	28,649,000	34,694,000
Deferred tax liabilities:
Excess of book over tax basis of fixed assets	(9,166,000)	(13,024,000)
Intangible assets	(4,820,000)	(4,507,000)
Right-of-use asset	(11,668,000)	(22,837,000)
Accrued revenue	(1,526,000)	(1,143,000)
Other	(367,000)	(267,000)
Total deferred tax liabilities	(27,547,000)	(41,778,000)
Valuation allowance	(489,000)	(680,000)
Deferred tax liabilities	(28,036,000)	(42,458,000)
Net deferred tax assets (liabilities)	$613,000	$(7,764,000)

There were no prepaid expenses and taxes at March 31, 2021.  Prepaid expenses and taxes were $3,870,000 at March 31, 2020.  Accounts and income taxes payable include $696,000 at March 31, 2021, for income taxes due in the first quarter of the following fiscal year.

A reconciliation of the financial statement recognition and measurement of uncertain tax positions during the current fiscal year is as follows:

Balance as of March 31, 2020	$1,012,000
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions related to the current year	—
Reductions for tax positions of prior years	(594,000)
Balance as of March 31, 2021	$418,000

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  During the fiscal years ended March 31, 2021, 2020 and 2019, the Company recognized approximately $(99,000), $(10,000) and $22,000 in interest and penalties, respectively.  As of March 31, 2021, 2020 and 2019, accrued interest and penalties related to uncertain tax positions were $107,000, $206,000 and $216,000, respectively.

The tax fiscal years from 2017-2020 remain open to examination by the major taxing jurisdictions to which the Company is subject.

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

Note 7 — Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (as amended, “ESPP”) which allows employees of the Company and its subsidiaries to purchase shares of common stock on the last day of two six-month purchase periods (i.e. March 31 and September 30) at a purchase price which is 95% of the closing sale price of shares as quoted on NASDAQ on the last day of such purchase period.  Employees are allowed to contribute up to 20% of their gross pay. A maximum of 2,850,000 shares have been authorized for issuance under the ESPP. As of March 31, 2021, 2,492,572 shares had been issued pursuant to the ESPP.  Summarized ESPP information is as follows:

	2021	2020	2019
Employee contributions	$534,000	$505,000	$503,000
Shares acquired	6,007	8,451	8,271
Average purchase price	$88.85	$59.70	$59.55

Note 8 — Treasury Stock

During each of the three fiscal years ended March 31, 2021, the Company continued to repurchase shares of its common stock under a program originally approved by the Company’s Board of Directors in 1996. Including a 1,000,000 share expansion authorized in May 2021 by the Company’s Board of Directors, the total number of shares of common stock authorized to be repurchased over the life of the program is 38,000,000 shares of common stock.  Purchases may be made from time to time depending on market conditions and other relevant factors. The share repurchases for the fiscal years ended March 31, 2021, 2020 and 2019 and cumulatively since inception of the authorization, are as follows:

	2021	2020	2019	Cumulative
Shares repurchased	367,961	822,353	582,159	36,653,552
Cost	$32,671,000	$65,608,000	$35,167,000	$564,435,000
Average price	$88.79	$79.78	$60.41	$15.40

During the period subsequent to March 31, 2021, through the date of filing this annual report, the Company repurchased 64,752 shares for $7.4 million, or an average of $114.25 per share.  The repurchased shares were recorded as treasury stock, at cost, and are available for general corporate purposes.  The repurchases were primarily financed from cash generated from operations and from cash proceeds from the exercise of stock options.

Note 9 – Leases

The Company determines if an arrangement is, or contains, a lease at contract inception.  These lease agreements have remaining lease terms of 1 to 10 years.  The Company recognizes a right-of-use (“ROU”) asset and a lease liability at the lease commencement date.  The lease liability is initially measured at the present value of the unpaid lease payments as of the lease commencement date. Key estimates and judgments include how the Company determines (1) the discount rate it uses to discount the unpaid lease payments to present value, (2) the lease term, and (3) lease payments.

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

The Company’s lease agreements may include options to extend the lease following the initial term.  When adopting ASC 842, the Company determined that it was reasonably certain it would exercise the option to renew; accordingly, these options were considered in determining the initial lease term.  The Company elected the practical expedient of hindsight in determining the option to renew.  The Company has since reassessed the assumption of the renewal term and determined that due to the COVID-19 pandemic, the Company is expecting more of the workforce to be working from home permanently.  Therefore, expecting a reduction in overall square footage of office space, the Company no longer believed it is reasonable certain it will exercise most of its options to renew, and was therefore, removed the renewal term of several lease obligations. The subsequent re-measurement reduced the right-of-use asset and related lease liability on the consolidated balance sheet, but had an immaterial impact on the income statement.

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

Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet.  The Company recognizes lease expense for these leases on a straight-line basis over the lease term.

The components of lease expenses are as follows:

	March 31, 2021	March 31, 2020
Operating lease expense	$15,591,000	$14,992,000
Finance lease expense	77,000	—
Short-term lease expense	174,000	323,000
Variable lease expense	328,000	124,000
Total lease expenses	$16,170,000	$15,439,000

The following table presents assets and liabilities recorded on the Company’s consolidated balance sheets related to its operating leases:

	March 31, 2021	March 31, 2020
Right-of-use asset, net	$45,324,000	$90,666,000
Short-term lease liability	$12,765,000	$13,223,000
Long-term lease liability	41,898,000	85,096,000
Total lease liabilities	$54,663,000	$98,319,000
Weighted average remaining lease term	5.42 years	8.27 years
Weighted average finance lease term	4.25 years	—
Weighted average discount rate	3.9%	4.0%

Supplemental cash flow information related to operating leases for fiscal years ended March 31, 2021 and 2020 were as follows:

	March 31, 2021	March 31, 2020
Cash paid for amounts included in the measurement of operating lease liabilities	$15,218,000	$14,992,000
Operating lease liabilities arising from obtaining ROU assets	$59,145,000	$110,606,000
Finance lease liabilities arising from obtaining ROU assets	$358,000	$—
Reductions to ROU assets resulting from reductions to operating lease liabilities	$36,145,000	$8,354,000

As of March 31, 2021, maturities of operating and financing lease liabilities for each of the next five years and thereafter are as follows:

2022	$14,217,000
2023	12,280,000
2024	8,649,000
2025	7,639,000
2026	5,858,000
Thereafter	12,425,000
Total lease payments	61,068,000
Less interest	(6,405,000)
Total lease liabilities	$54,663,000

As of March 31, 2021, the Company has approximately $5.2 million of additional operating lease commitments that have not yet commenced.  These leases commence in 2021 and have lease terms between 2 years and 5 years.

Note 10 — Contingencies and Legal Proceedings

The Company is involved in litigation arising in the ordinary course of business. Management believes that resolution of these matters will not result in any payment that, in the aggregate, would be material to the consolidated financial position or results of operations of the Company.

Note 11 — Retirement Savings Plan

The Company maintains a retirement savings plan for its employees, which is a qualified plan under Section 401(k) of the Internal Revenue Code. Full-time employees that meet certain requirements are eligible to participate in the plan. Employer contributions are made annually, primarily at the discretion of the Company’s Board of Directors. Contributions of $853,000, $829,000 and $777,000 were charged to operations for the fiscal years ended March 31, 2021, 2020 and 2019, respectively.

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

Note 14 — Segment Reporting

The Company derives the majority of its revenues from providing patient management and network solutions services to payors of workers’ compensation benefits, automobile insurance claims and group health insurance benefits. Patient management services include claims administration, utilization review, medical case management, and vocational rehabilitation. Network solutions services include fee schedule auditing, hospital bill auditing, coordination of independent medical examinations, diagnostic imaging review services and preferred provider referral services. The percentages of revenues attributable to patient management and network solutions services for the fiscal years ended March 31, 2021, 2020 and 2019 are listed below.

	2021	2020	2019
Patient management services	66.7%	65.3%	61.8%
Network solutions services	33.3%	34.7%	38.2%
	100.0%	100.0%	100.0%

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

Note 15 — Other Intangible Assets

Other intangible assets consisted of the following at March 31, 2021:

Item	Life	Cost	Fiscal 2021 Amortization Expense	Accumulated Amortization at March 31, 2021	Cost, Net of Accumulated Amortization at March 31, 2021
Covenant Not to Compete	5 years	$775,000	$—	$775,000	$—
Customer Relationships	18-20 years	7,922,000	421,000	5,836,000	2,086,000
Third Party Administrator Licenses	15 years	204,000	14,000	186,000	18,000
Total		$8,901,000	$435,000	$6,797,000	$2,104,000

Other intangible assets consisted of the following at March 31, 2020:

Item	Life	Cost	Fiscal 2020 Amortization Expense	Accumulated Amortization at March 31, 2020	Cost, Net of Accumulated Amortization at March 31, 2020
Covenant Not to Compete	5 years	$775,000	$—	$775,000	$—
Customer Relationships	18-20 years	7,922,000	421,000	5,414,000	2,508,000
Third Party Administrator Licenses	15 years	204,000	14,000	172,000	32,000
Total		$8,901,000	$435,000	$6,361,000	$2,540,000

Amortization expense is expected to be $435,000 in fiscal 2022, $427,000 in fiscal 2023, $422,000 in fiscal 2024, $384,000 in fiscal 2025, $175,000 in fiscal 2026, and $261,000 thereafter.

Note 16 — Quarterly Results (Unaudited)

The following is a summary of unaudited quarterly results of operations for each of the quarters in the fiscal years ended March 31, 2021 and 2020:

	Revenues	Gross Profit	Net Income	Net Income per Basic Common Share	Net Income per Diluted Common Share
Fiscal Year Ended March 31, 2021:
First Quarter	$129,600,000	$26,509,000	$8,302,000	$0.46	$0.46
Second Quarter	136,028,000	30,503,000	11,865,000	0.66	0.65
Third Quarter	141,506,000	30,893,000	11,380,000	0.64	0.63
Fourth Quarter	145,510,000	35,719,000	14,809,000	0.83	0.81
Fiscal Year Ended March 31, 2020:
First Quarter	$150,139,000	$33,134,000	$13,407,000	$0.72	$0.71
Second Quarter	146,970,000	32,843,000	12,871,000	0.70	0.69
Third Quarter	148,092,000	29,253,000	9,352,000	0.51	0.50
Fourth Quarter	147,024,000	30,691,000	11,747,000	0.65	0.64