Form 10-Q
period 2021-06-30
CORVEL CORP
filed 2021-08-05
CIK 874866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 0-19291

CORVEL CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	33-0282651
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5128 Apache Plume Road, Suite 400
Fort Worth, TX	76109
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the registrant's Common Stock, $0.0001 par value per share, as of August 2, 2021, was 17,813,680.

CORVEL CORPORATION

FORM 10-Q

Part I – FINANCIAL INFORMATION

Item 1 – Financial Statements

CORVEL CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30, 2021	March 31, 2021
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$138,662,000	$139,716,000
Customer deposits	52,470,000	56,497,000
Accounts receivable, net	67,257,000	64,722,000
Prepaid taxes and expenses	8,488,000	8,006,000
Total current assets	266,877,000	268,941,000
Property and equipment, net	70,736,000	70,619,000
Goodwill	36,814,000	36,814,000
Other intangibles, net	1,996,000	2,104,000
Right-of-use asset, net	44,391,000	45,324,000
Deferred tax asset, net	949,000	613,000
Other assets	720,000	345,000
TOTAL ASSETS	$422,483,000	$424,760,000
Liabilities and Stockholders' Equity
Current Liabilities
Accounts and taxes payable	$16,265,000	$13,574,000
Accrued liabilities	135,993,000	148,886,000
Total current liabilities	152,258,000	162,460,000
Long-term lease liabilities	40,686,000	41,898,000
Total liabilities	192,944,000	204,358,000
Commitments and contingencies
Stockholders' Equity
Common stock, $.0001 par value: 120,000,000 shares authorized at June 30, 2021 and March 31, 2021; 54,642,752 shares issued (17,870,307 shares outstanding, net of Treasury shares) and 54,529,642 shares issued (17,876,090 shares outstanding, net of Treasury shares) at June 30, 2021 and March 31, 2021, respectively	3,000	3,000
Paid-in capital	192,431,000	185,941,000
Treasury stock (36,772,445 shares at June 30, 2021 and 36,653,552 shares at March 31, 2021)	(578,631,000)	(564,435,000)
Retained earnings	615,736,000	598,893,000
Total stockholders' equity	229,539,000	220,402,000
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$422,483,000	$424,760,000

See accompanying notes to unaudited consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED INCOME STATEMENTS – UNAUDITED

	Three Months Ended June 30,
	2021	2020
REVENUES	$152,620,000	$129,600,000
Cost of revenues	115,407,000	103,091,000
Gross profit	37,213,000	26,509,000
General and administrative expenses	16,645,000	15,585,000
Income before income tax provision	20,568,000	10,924,000
Income tax provision	3,725,000	2,622,000
NET INCOME	$16,843,000	$8,302,000
Net income per common and common equivalent share
Basic	$0.94	$0.46
Diluted	$0.92	$0.46
Weighted average common and common equivalent shares
Basic	17,897,000	17,983,000
Diluted	18,220,000	18,114,000

See accompanying notes to unaudited consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY – UNAUDITED

	Three Months Ended June 30, 2021
	Common Shares	Stock Amount	Paid-in- Capital	Treasury Shares	Treasury Stock	Retained Earnings	Total Stockholders' Equity
Balance – March 31, 2021	54,529,642	$3,000	$185,941,000	(36,653,552)	$(564,435,000)	$598,893,000	$220,402,000
Stock issued under stock option plan, net of shares repurchased	113,110	—	5,145,000	—	—	—	5,145,000
Stock-based compensation expense	—	—	1,345,000	—	—	—	1,345,000
Purchase of treasury stock	—	—	—	(118,893)	(14,196,000)	—	(14,196,000)
Net income	—	—	—	—	—	16,843,000	16,843,000
Balance – June 30, 2021	54,642,752	$3,000	$192,431,000	(36,772,445)	$(578,631,000)	$615,736,000	$229,539,000

	Three Months Ended June 30, 2020
	Common Shares	Stock Amount	Paid-in- Capital	Treasury Shares	Treasury Stock	Retained Earnings	Total Stockholders' Equity
Balance – March 31, 2020	54,254,557	$3,000	$168,935,000	(36,285,591)	$(531,764,000)	$552,537,000	$189,711,000
Stock issued under stock option plan, net of shares repurchased	42,255	—	1,482,000	—	—	—	1,482,000
Stock-based compensation expense	—	—	995,000	—	—	—	995,000
Purchase of treasury stock	—	—	—	(34,638)	(2,398,000)	—	(2,398,000)
Net income	—	—	—	—	—	8,302,000	8,302,000
Balance – June 30, 2020	54,296,812	$3,000	$171,412,000	(36,320,229)	$(534,162,000)	$560,839,000	$198,092,000

See accompanying notes to unaudited consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED

	Three Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities
NET INCOME	$16,843,000	$8,302,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,900,000	5,828,000
(Gain) loss on write down or disposal of property, capitalized software or investment	(11,000)	493,000
Stock compensation expense	1,345,000	995,000
Provision for doubtful accounts	170,000	1,197,000
Deferred income tax	(336,000)	(249,000)
Changes in operating assets and liabilities
Accounts receivable	(2,705,000)	(2,899,000)
Customer deposits	4,028,000	(3,698,000)
Prepaid taxes and expenses	(481,000)	843,000
Other assets	(377,000)	133,000
Accounts and taxes payable	3,257,000	(311,000)
Accrued liabilities	(12,894,000)	4,591,000
Operating lease liabilities	(279,000)	186,000
Net cash provided by operating activities	14,460,000	15,411,000
Cash Flows from Investing Activities
Purchase of property and equipment	(6,463,000)	(3,607,000)
Net cash used in investing activities	(6,463,000)	(3,607,000)
Cash Flows from Financing Activities
Purchase of treasury stock	(14,196,000)	(2,398,000)
Exercise of common stock options	5,145,000	1,482,000
Net cash used in financing activities	(9,051,000)	(916,000)
(Decrease)/increase in cash and cash equivalents	(1,054,000)	10,888,000
Cash and cash equivalents at beginning of period	139,716,000	83,223,000
Cash and cash equivalents at end of period	$138,662,000	$94,111,000
Supplemental Cash Flow Information:
Income taxes paid	$442,000	$211,000

See accompanying notes to unaudited consolidated financial statements.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

Note 1 — Summary of Significant Accounting Policies

Basis of Presentation: The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

The unaudited consolidated financial statements herein have been prepared by CorVel Corporation (“the Company”, “we”, “our”, “us”) pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).  The accompanying interim unaudited consolidated financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited consolidated financial statements for the latest fiscal year ended March 31, 2021.  Accordingly, note disclosures which would substantially duplicate the disclosures contained in the March 31, 2021 audited consolidated financial statements have been omitted from these interim unaudited consolidated financial statements.

The Company evaluated all subsequent events and transactions through the date of filing this report.

Certain information and note disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the three months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2022.  For further information, refer to the audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2021 included in the Company's Annual Report on Form 10-K filed with the SEC on May 28, 2021.

Impact of COVID-19:  The COVID-19 pandemic has impacted and could further impact our operations and the operations of our customers, suppliers and vendors as a result of quarantines, facility closures, illnesses, reduced medical services, and travel and logistics restrictions. The extent to which the COVID-19 pandemic impacts our business, results of operations, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted. This includes, but is not limited to the duration, spread, severity, and impact of the COVID-19 pandemic, the effects of the COVID-19 pandemic on our customers, suppliers, and vendors, the remedial actions and stimulus measures adopted by federal, state, and local governments, the effects of stay at home mandates, the distribution and effectiveness of vaccines, and to what extent normal economic and operating conditions can resume. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any economic recession or depression that has occurred or may occur in the future. Therefore, the Company cannot reasonably estimate the full impact at this time, however, the Company feels the impact has decreased over time.

Recent Accounting Pronouncements: The Company has evaluated recent accounting pronouncements through the date the financial statements were issued and filed with the Securities and Exchange Commission and believe that there are none that will have a material impact on the Company’s financial statements.

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

Network Solutions Service Line

The network solutions service line consists primarily of medical bill review and third-party services. Medical bill review services provide an analysis of medical charges for customers’ claims to identify opportunities for savings. Medical bill review services revenues are recognized at a point in time when control of the service is transferred to the customer. Revenue is recognized based upon the transfer of the results of the medical bill review service to the customer as this is the most accurate depiction of the transfer of the service to the customer. Medical bill review revenues are variable and generally based on performance metrics set forth in the underlying contracts. Each period, the Company bases its estimates on a contract-by-contract basis. The Company makes its best estimate of amounts the Company has earned and expects to be collected using historical averages and other factors to project such revenues.  Variable consideration is recognized when the Company concludes that it is probable that a significant revenue reversal will not occur in future periods.

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

The following table presents revenues disaggregated by service line for the three months ended June 30, 2021 and 2020:

	Three Months Ended	Three Months Ended
	June 30, 2021	June 30, 2020
Patient management services	$100,449,000	$85,221,000
Network solutions services	52,171,000	44,379,000
Total services	$152,620,000	$129,600,000

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

	June 30, 2021	March 31, 2021
Billed receivables	$51,601,000	$50,783,000
Allowance for doubtful accounts	(3,154,000)	(3,274,000)
Unbilled receivables	18,810,000	17,213,000
Accounts receivable, net	$67,257,000	$64,722,000

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

The table below presents the deferred revenues balance and the significant activity affecting deferred revenues during the three months ended June 30, 2021:

Three Months Ended
June 30, 2021
Beginning balance at April 1, 2021	$22,514,000
Additions	8,752,000
Revenue recognized from beginning of period	(2,822,000)
Revenue recognized from additions	(6,348,000)
Ending balance at June 30, 2021	$22,096,000

Remaining Performance Obligations

As of June 30, 2021, the Company had $22.1 million of remaining performance obligations related to claims and non-claims services for which the price is fixed. Remaining performance obligations consist of deferred revenues. The Company expects to recognize approximately 97% of its remaining performance obligations as revenues within one year and the remaining balance thereafter. See the discussion below regarding the practical expedients elected for the disclosure of remaining performance obligations.

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

Note 3 — Stock-Based Compensation and Stock Options

Under the Company’s Restated Omnibus Incentive Plan (formerly the Restated 1988 Executive Stock Option Plan) (“the Plan”) as in effect at June 30, 2021, options exercisable for up to 20,615,000 shares of the Company’s common stock may be granted over the life of the Plan to key employees, non-employee directors, and consultants at exercise prices not less than the fair market value of the common stock on the date of grant. Options granted under the Plan are non-statutory stock options and generally vest 25% one year from the date of grant with the remaining 75% vesting ratably each month for the next 36 months. The options granted to employees and the Company’s Board of Directors expire at the end of five years and ten years from the date of grant, respectively.  All options granted in the three months ended June 30, 2021 and 2020 were granted with an exercise price equal to the fair value of the Company’s common stock on the grant date and are non-statutory stock options.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model with the assumptions included in the table below. The Company uses historical data, among other factors, to estimate the expected volatility, the expected dividend yield and the expected option life. The Company accounts for forfeitures as they occur, rather than estimating expected forfeitures.  The risk-free rate is based on the interest rate paid on a U.S. Treasury issue with a term similar to the estimated life of the option.  The following assumptions were used to estimate the fair value of options granted during the three months ended June 30, 2021 and 2020 using the Black-Scholes option-pricing model:

	Three Months Ended
	June 30, 2021	June 30, 2020
Risk-free interest rate	0.81%	0.36%
Expected volatility	34%	34%
Expected dividend yield	0.00%	0.00%
Expected weighted average life of option in years	4.4 years	4.5 years

For the three months ended June 30, 2021 and 2020, the Company recorded share-based compensation expense of $1,345,000 and $995,000, respectively. The table below shows the amounts recognized in the unaudited consolidated financial statements for stock compensation expense for time-based options and performance-based options during the three months ended June, 2021 and 2020, respectively.

	Three Months Ended
	June 30, 2021	June 30, 2020
Cost of revenues	$524,000	$488,000
General and administrative	821,000	507,000
Total cost of stock-based compensation included in income before income tax provision	1,345,000	995,000
Amount of income tax benefit recognized	(244,000)	(239,000)
Amount charged against net income	$1,101,000	$756,000
Effect on basic earnings per share	$(0.06)	$(0.04)
Effect on diluted earnings per share	$(0.06)	$(0.04)

The following table summarizes information for all stock options for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021		Three Months Ended June 30, 2020
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning	937,158	$64.28	1,029,103	$54.87
Options granted	33,000	119.48	45,175	52.69
Options exercised	(118,756)	49.17	(44,363)	36.15
Options cancelled/forfeited	(4,777)	72.97	(12,421)	58.98
Options outstanding, ending	846,625	$68.50	1,017,494	$55.54

The following table summarizes the status of stock options outstanding and exercisable at June 30, 2021:

Range of Exercise Price	Number of Outstanding Options	Weighted Average Remaining Contractual Life	Outstanding Options – Weighted Average Exercise Price	Exercisable Options – Number of Exercisable Options	Exercisable Options – Weighted Average Exercise Price
$22.07 to $52.69	227,709	2.65	$42.38	179,507	$39.97
$52.70 to $70.24	215,188	2.54	60.35	112,512	59.80
$70.25 to $87.69	321,910	4.25	83.08	39,320	81.33
$87.70 to $119.48	81,818	4.39	105.25	6,670	88.22
Total	846,625	3.40	$68.50	338,009	$52.33

The following table summarizes the status of all outstanding options at June 30, 2021, and changes during the three months then ended:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value as of June 30, 2021
Options outstanding at April 1, 2021	937,158	$64.28
Granted	33,000	119.48
Exercised	(118,756)	49.17
Cancelled – forfeited	(4,689)	73.02
Cancelled – expired	(88)	70.24
Ending outstanding	846,625	$68.50	3.40	$55,710,460
Ending vested and expected to vest	681,064	$69.06	3.54	$51,692,094
Ending exercisable at June 30, 2021	338,009	$52.33	2.60	$27,706,387

The weighted-average grant-date fair value of options granted during the three months ended June 30, 2021 and 2020, was $34.43 and $15.19, respectively.

Included in the above-noted stock option grants and stock compensation expense are performance-based stock options that vest only upon the Company’s achievement of certain earnings per share targets on a calendar year basis, as determined by the Company’s Board of Directors.  These options were valued in the same manner as the time-based options. However, the Company only recognizes stock compensation expense to the extent that the targets are determined to be probable of being achieved, which triggers the vesting of the performance options.  The Company recognized $605,000 and $294,000 of stock compensation expense for the three months ended June 30, 2021 and 2020, respectively, for performance-based stock options.

Note 4 — Treasury Stock

The Company’s Board of Directors approved the commencement of a stock repurchase program in the fall of 1996.  In May 2021, the Company’s Board of Directors approved a 1,000,000 share expansion to the Company’s existing stock repurchase program, increasing the total number of shares of the Company’s common stock approved for repurchase over the life of the program to 38,000,000 shares.  Since the commencement of the stock repurchase program, the Company has spent $579 million on the repurchase of 36,772,445 shares of its common stock, equal to 67% of the outstanding common stock had there been no repurchases.  The average price of these repurchases was $15.74 per share. These repurchases were funded primarily by the net earnings of the Company, along with proceeds from the exercise of common stock options.  During the three months ended June 30, 2021, the Company repurchased 118,893 shares of its common stock for $14.2 million at an average price of $119.40 per share.  The Company had 17,870,307 shares of common stock outstanding as of June 30, 2021, net of the 36,772,445 shares in treasury.  During the period subsequent to the quarter ended June 30, 2021, the Company repurchased 63,984 shares of its common stock for $8.8 million at an average price of $137.50 per share under the Company’s stock repurchase program.

Note 5 — Weighted Average Shares and Net Income Per Share

Basic weighted average common shares outstanding decreased to 17,897,000 for the quarter ended June 30, 2021 from 17,983,000 for the quarter ended June 30, 2020.  Diluted weighted average common and common equivalent shares outstanding increased to 18,220,000 for the quarter ended June 30, 2021 from 18,114,000 for the quarter ended June 30, 2020.

Net income per common and common equivalent share was computed by dividing net income by the weighted average number of common and common share equivalents outstanding during the period.  The following table sets forth the calculations of the basic and diluted weighted average common shares for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	2020
Net Income	$16,843,000	$8,302,000
Basic:
Weighted average common shares outstanding	17,897,000	17,983,000
Net Income per share	$0.94	$0.46
Diluted:
Weighted average common shares outstanding	17,897,000	17,983,000
Treasury stock impact of stock options	323,000	131,000
Total common and common equivalent shares	18,220,000	18,114,000
Net Income per share	$0.92	$0.46

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

Note 8 — Accounts and Income Taxes Payable and Accrued Liabilities

The following table sets forth accounts payable, income taxes payable, and accrued liabilities at June 30, 2021 and March 31, 2021:

	June 30, 2021	March 31, 2021
Accounts payable	$11,329,000	$12,353,000
Income taxes payable and uncertain tax positions	4,936,000	1,221,000
Total accounts and taxes payable	$16,265,000	$13,574,000

	June 30, 2021	March 31, 2021
Payroll, payroll taxes and employee benefits	$36,332,000	$43,998,000
Customer deposits	52,470,000	56,498,000
Accrued professional service fees	6,720,000	7,016,000
Self-insurance accruals	3,245,000	3,704,000
Deferred revenue	22,096,000	22,514,000
Operating lease liabilities	12,879,000	12,765,000
Other	2,251,000	2,391,000
Total accrued liabilities	$135,993,000	$148,886,000

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

The Company’s lease agreements may include options to extend the lease following the initial term.  At the time of adopting ASC 842, the Company determined that it was reasonably certain it would exercise the option to renew; accordingly, these options were considered in determining the initial lease term.  The Company elected the practical expedient of hindsight in determining the option to renew.  The Company has since reassessed the assumption of the renewal term and determined that due to the COVID-19 pandemic, the Company is now expecting more of its workforce to be working from home permanently.  Therefore, expecting a reduction in overall square footage of office space needs, the Company no longer believes it is reasonably certain it will exercise most of its options to renew, and therefore, has removed the renewal term of several lease obligations. The subsequent re-measurement reduced the right-of-use asset and related lease liability on the consolidated balance sheet, but had an immaterial impact on the income statement.

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

The components of lease expense are as follows:

	Three Months Ended	Three Months Ended
	June 30, 2021	June 30, 2020
Operating lease expense	$3,612,000	$3,709,000
Finance lease expense	25,000	—
Short-term lease expense	35,000	151,000
Variable lease expense	387,000	225,000
Total lease expenses	$4,059,000	$4,085,000

The following table presents the lease related assets and liabilities recorded on the Company’s consolidated balance sheets related to its operating leases:

	June 30, 2021	March 31, 2021
Right-of-use asset, net	$44,391,000	$45,324,000
Short-term lease liability	$12,879,000	$12,765,000
Long-term lease liability	40,686,000	41,898,000
Total lease liabilities	$53,565,000	$54,663,000
Weighted average remaining operating lease term	5.28 years	5.42 years
Weighted average remaining finance lease term	4 years	4.25 years
Weighted average discount rate	2.8%	3.9%

Supplemental cash flow information related to operating leases for the three months ended June 30, 2021 and 2020 was as follows:

	Three Months Ended	Three Months Ended
	June 30, 2021	June 30, 2020
Cash paid for amounts included in the measurement of operating lease liabilities	$3,780,000	$3,660,000
Operating lease liabilities arising from obtaining ROU assets	$59,448,000	$99,064,000
Finance lease liabilities arising from obtaining ROU assets	$358,000	$—
Reductions to ROU assets resulting from reductions to operating lease liabilities	$2,929,000	$1,688,000

As of June 30, 2021, maturities of operating lease liabilities for each of the next five years and thereafter are as follows:

2022	$10,557,000
2023	12,471,000
2024	8,838,000
2025	7,833,000
2026	6,050,000
Thereafter	12,594,000
Total lease payments	58,343,000
Less interest	(4,778,000)
Total lease liabilities	$53,565,000

As of June 30, 2021, the Company has approximately $5.4 million of additional operating lease commitments that have not yet commenced.  These additional leases commence in 2021 and have lease terms between 2 years and 5 years.

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

The Company disclaims any obligations to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise. Actual future performance, outcomes, and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of these factors include (without limitation) the impact of global pandemics, such as COVID-19; general industry and economic conditions, including a decreasing number of national claims due to a decreasing number of injured workers; competition from other managed care companies and third party administrators; the ability to expand certain areas of the Company’s business; growth in the Company’s sale of TPA services; shifts in customer demands; the ability of the Company to produce market-competitive software; changes in operating expenses including employee wages, benefits, and medical inflation; cost of capital and capital requirements; dependence on key personnel; the impact of possible cybersecurity incidents; existing and possible litigation and legal liability in the course of operations and the Company’s ability to resolve such litigation; governmental and public policy changes, including but not limited to legislative and administrative law and rule implementation or change; the impact of recently issued accounting standards on the Company’s consolidated financial statements; the continued availability of financing in the amounts and at the terms necessary to support the Company’s future business and the other risks identified in Part II, Item 1A of this report.

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

The COVID-19 pandemic impacted our business, most significantly during the June and September 2020 quarters. We implemented a 10% reduction in headcount that began late in the March 2020 quarter and continued through the June 2020 quarter. We took actions intended to protect our employees and our customers that adversely affected our results. We reduced discretionary spending, including but not limited to cutting spending in planned capital expenditures, travel, recruiting, consulting and temporary help expenses. Additionally, we temporarily suspended share repurchases under our stock repurchase program, from March 21 through June 14, 2020. We did not apply for governmental loans to support our operations, but we have taken advantage of certain aspects of the CARES Act such as the deferral of payroll tax deposits through December 31, 2020. The majority of our workforce continues to work from home. The Company began realizing sequential increases in revenues during the September and December 2020 quarters, and the March and June 2021 quarters. Management expects this trend to continue in 2021, especially with the distribution of vaccines, but there can be no assurance that vaccines will be distributed timely or be effective, that there will not be additional surges in COVID-19 and new stay-at-home mandates, or that the economic recovery will continue.

Summary of Quarterly Results

The Company’s revenues increased to $152.6 million in the quarter ended June 30, 2021 from $129.6 million in the quarter ended June 30, 2020, an increase of $23.0 million, or 17.8%.  This increase was due to an increase in revenues in patient management and network solutions services primarily as a result of the economy recovering from the impact of the economic shutdown due to the COVID-19 pandemic in the United States that started during the June 2020 quarter.

Cost of revenues increased to $115.4 million in the quarter ended June 30, 2021 from $103.1 million in the quarter ended June 30, 2020, an increase of $12.3 million, or 11.9%.   This increase was primarily due to the increase of 17.8% in revenue mentioned above, in connection with which there was an increase in salaries resulting from increased headcount of 7% in field operations.

General and administrative expense increased to $16.6 million in the quarter ended June 30, 2021 from $15.6 million in the quarter ended June 30, 2020, an increase of $1.1 million, or 6.8%.  This increase was primarily due to an increase in marketing, legal, and information technology costs.

Income tax expense increased to $3.7 million in the quarter ended June 30, 2021 from $2.6 million in the quarter ended June 30, 2020, an increase of $1.1 million, or 42.1%.  Income before income tax provision increased to $20.6 million in the quarter ended June 30, 2021 from $10.9 million in the quarter ended June 30, 2020, an increase of $9.6 million, or 88.3%.  The effective tax rate was 18.1% for the quarter ended June 30, 2021 compared to 24.0% in the quarter ended June 30, 2020.

Diluted weighted average shares increased to 18.2 million shares in the quarter ended June 30, 2021 from 18.1 million shares in the quarter ended June 30, 2020, an increase of 106,000 shares, or 0.6%, due to the weighted impact of options exercised partially offset by the weighted impact of shares repurchased under the Company’s stock repurchase program.

Diluted earnings per share increased to $0.92 per share in the quarter ended June 30, 2021 from $0.46 per share in the quarter ended June 30, 2020, an increase of $0.46 per share, or 100.0%. The increase in diluted earnings per share was primarily due to an increase in net income.

Results of Operations for the three months ended June 30, 2021 and 2020

The Company derives its revenues from providing patient management and network solutions services to payors of workers’ compensation benefits, automobile insurance claims, and group health insurance benefits. The percentages of total revenues attributable to patient management and network solutions services for the quarters ended June 30, 2021 and 2020 are as follows:

	June 30, 2021	June 30, 2020
Patient management services	65.8%	65.8%
Network solutions services	34.2%	34.2%

The following table sets forth, for the periods indicated, the dollar amounts, dollar and percent changes, share changes, and the percentage of revenues represented by certain items reflected in the Company’s unaudited consolidated income statements for the three months ended June 30, 2021 and 2020. The Company’s past operating results are not necessarily indicative of future operating results.

	Three Months Ended	Three Months Ended		Percentage
	June 30, 2021	June 30, 2020	Change	Change
Revenue	$152,620,000	$129,600,000	$23,020,000	17.8%
Cost of revenues	115,407,000	103,091,000	12,316,000	11.9%
Gross profit	37,213,000	26,509,000	10,704,000	40.4%
Gross profit as percentage of revenue	24.4%	20.5%
General and administrative	16,645,000	15,585,000	1,060,000	6.8%
General and administrative as percentage of revenue	10.9%	12.0%
Income before income tax provision	20,568,000	10,924,000	9,644,000	88.3%
Income before income tax provision as percentage of revenue	13.5%	8.4%
Income tax provision	3,725,000	2,622,000	1,103,000	42.1%
Net income	$16,843,000	$8,302,000	$8,541,000	102.9%
Weighted Average Shares
Basic	17,897,000	17,983,000	(86,000)	(0.5%)
Diluted	18,220,000	18,114,000	106,000	0.6%
Earnings Per Share
Basic	$0.94	$0.46	$0.48	104.3%
Diluted	$0.92	$0.46	$0.46	100.0%

Revenues

Change in revenue to the quarter ended June 30, 2021 from the quarter ended June 30, 2020

Revenues increased to $152.6 million in the quarter ended June 30, 2021 from $129.6 million in the quarter ended June 30, 2020, an increase of $23.0 million, or 17.8%.  Patient management services revenues increased to $100.4 million from $85.2 million, an increase of 17.9%.  This increase is primarily due to higher revenue from the Company’s TPA and related services.  Total new claims increased by 22% during the June 30, 2021 quarter compared to the June 30, 2020 quarter.  Network solutions services revenues increased to $52.2 million from $44.4 million, an increase of 17.6%.  This increase is primarily due to increases in enhanced bill review programs services, which resulted in higher revenue per bill.

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

Change in cost of revenues to the quarter ended June 30, 2021 from the quarter ended June 30, 2020

Cost of revenues increased to $115.4 million in the quarter ended June 30, 2021 from $103.1 million in the quarter ended June 30, 2020, an increase of $12.3 million, or 11.9%. The increase in cost of revenues was primarily due to the increase in total revenues of 17.8%, in connection with which there was an increase in salaries resulting from increased headcount of 7% in field operations.

General and Administrative Expense

For the quarter ended June 30, 2021, general and administrative expense consisted of approximately 51% of corporate systems costs, which include the corporate systems support, implementation and training, rules engine development, national IT strategy and planning, depreciation of hardware costs in the Company’s corporate offices and backup data center, the Company’s nationwide area network, and other systems related costs. The Company includes all IT-related costs managed by the corporate office in general and administrative expense whereas the field IT-related costs are included in the cost of revenues.  The remaining general and administrative costs consist of national marketing, national sales support, corporate legal, corporate insurance, human resources, accounting, product management, new business development, and other general corporate expenses.

Change in general and administrative expense to the quarter ended June 30, 2021 from the quarter ended June 30, 2020

General and administrative expense increased to $16.6 million in the quarter ended June 30, 2021 from $15.6 million in the quarter ended June 30, 2020, an increase of $1.1 million, or 6.8%. This increase was primarily due to an increase in marketing as corporate marketing events are starting to occur again in 2021 after being cancelled in 2020 due to the COVID-19 pandemic.  Additionally, legal and information technology costs also increased.

Income Tax Provision

Change in income tax expense to the quarter ended June 30, 2021 from the quarter ended June 30, 2020

Income tax expense increased to $3.7 million in the quarter ended June 30, 2021 from $2.6 million in the quarter ended June 30, 2020, an increase of $1.1 million, or 42.1%. Income before income tax provision increased to $20.6 million in the quarter ended June 30, 2021 from $10.9 million in the quarter ended June 30, 2020, an increase of $9.6 million, or 88.3%.  The effective tax rate was 18.1% for the quarter ended June 30, 2021 compared to 24.0% in the quarter ended June 30, 2020.  The effective tax rate is less than the statutory tax rate primarily due to the impact of stock option exercises.

Liquidity and Capital Resources

The Company has historically funded its operations and capital expenditures primarily from cash flow from operations, and to a lesser extent, proceeds from stock option exercises. Working capital increased to $114.6 million as of June 30, 2021 from $106.5 million as of March 31, 2021, an increase of $8.1 million. Cash decreased to $138.7 million as of June 30, 2021 from $139.7 million as of March 31, 2021, a decrease of $1.1 million. This is primarily due to an increase in net income and proceeds from stock options exercised, partially offset by cash used to repurchase shares of the Company’s common stock.  The Company did not apply for governmental loans to support the Company’s operations, but has taken advantage of certain aspects of the CARES Act such as the deferral of payroll tax deposits.  The Company deferred a total of $10.4 million in payroll tax deposits, half of which will be paid back by the end of calendar year 2021 and the other half will be paid back by the end of calendar year 2022.

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

As of June 30, 2021, the Company had $138.7 million in cash and cash equivalents, invested primarily in short term, interest bearing, highly liquid investment grade securities with maturities of 90 days or less.

The Company believes that the cash balance at June 30, 2021 along with anticipated internally-generated funds will be sufficient to meet the Company’s expected cash requirements for at least the next twelve months.

The Company cannot provide any assurance that the assumptions used to estimate its liquidity requirements will remain accurate due to the unprecedented nature of the disruption to operations and the unpredictability of the COVID-19 global pandemic. Consequently, estimates of the duration of the pandemic and the severity of the impact on future earnings and cash flows could change and have a material impact on our results of operations and financial condition. The ultimate duration and impact of the COVID-19 pandemic on the Company’s business, results of operations, financial condition and cash flows is dependent on future developments, including the duration of the pandemic, the distribution and effectiveness of vaccines, repeat or cyclical outbreaks, and the related length of its impact on the global economy, which are uncertain and cannot be predicted at this time. Furthermore, the extent to which the Company’s mitigation efforts are successful, if at all, is not presently ascertainable. However, the Company expects that its results of operations, including revenues, in future periods will continue to be adversely impacted by the COVID-19 pandemic and its negative effects on global economic conditions, which include a global recession.

Operating Activities

Three months ended June 30, 2021 compared to three months ended June 30, 2020

Net cash provided by operating activities decreased to $14.5 million in the three months ended June 30, 2021 from $15.4 million in the three months ended June 30, 2020, a decrease of $1.0 million. The decrease in cash flow from operating activities was primarily due to the fact that the Company had a prior year deferral of payroll taxes provided by the CARES Act that was no longer available during the current quarter.

Investing Activities

Three months ended June 30, 2021 compared to three months ended June 30, 2020

Net cash flow used in investing activities increased to $6.5 million in the three months ended June 30, 2021 from $3.6 million in the three months ended June 30, 2020, an increase of $2.9 million.  Capital purchases were $6.5 million for the three months ended June 30, 2021 and $3.6 million for the three months ended June 30, 2020.  This increase was due to the Company returning their capital spend to a more consistent amount while during the three months ended June 30, 2020, the Company reduced its planned capital expenditures due to the COVID-19 pandemic.

Financing Activities

Three months ended June 30, 2021 compared to three months ended June 30, 2020

Net cash flow used in financing activities increased to $9.1 million for the three months ended June 30, 2021 from $0.9 million for the three months ended June 30, 2020, an increase of $8.1 million. The increase in net cash used in financing activities was primarily due to an increase in spending on share repurchases to $14.2 million for the three months ended June 30, 2021.  The

Company spent $2.4 million on share repurchases for the three months ended June 30, 2020, when the stock repurchase program was temporarily suspended due to the COVID-19 pandemic.

Contractual Obligations

The following table summarizes the Company’s contractual obligations outstanding as of June 30, 2021:

	Payments Due by Period
		Within One	Between One and	Between Three and	More than
	Total	Year	Three Years	Five Years	Five Years
Operating and finance leases	$56,352,000	$9,748,000	$21,184,000	$13,786,000	$11,634,000
Total	$56,352,000	$9,748,000	$21,184,000	$13,786,000	$11,634,000

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

The Company’s significant accounting policies which have the greatest potential impact on its financial statements are more fully described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of its Annual Report on Form 10-K for the fiscal year ended March 31, 2021, filed with the SEC on May 28, 2021. No changes in critical accounting policies have been made since the filing of that Annual Report on Form 10-K. Additional information related to adoption of accounting standards is provided in Note 1 to the accompanying unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q.  In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America (“GAAP”), with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting an available alternative would not produce a materially different result.  Actual results could differ from the estimates we use in applying our critical accounting policies.  We are not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

Recent Accounting Standards Update

See Note 1 – Summary of Significant Accounting Policies to the accompanying unaudited consolidated financial statements contained elsewhere in this report for a description of recently issued and adopted accounting pronouncements.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2021, the Company held no market risk sensitive instruments for trading purposes, and the Company did not employ any derivative financial instruments, other financial instruments, or derivative commodity instruments to hedge any market risk. The Company had no debt outstanding as of June 30, 2021, and therefore, had no market risk related to debt.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting  (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings

The Company is involved in litigation arising in the ordinary course of business. Management believes that resolution of these matters will not result in any payment that, individually or in the aggregate, would be material to the consolidated financial position or results of operations of the Company.

Item 1A – Risk Factors

A restated description of the risk factors associated with our business is set forth below.  This description includes any and all changes (whether or not material) to, and supersedes, the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2021, filed with the SEC on May 28, 2021.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the period covered by this report. The following table sets forth the repurchases of the Company’s common stock made by or on behalf of the Company in open-market transactions for the quarter ended June 30, 2021 pursuant to its publicly announced stock repurchase plan.

			Total Number of
			Shares Purchased	Maximum Number
			as Part of Publicly	of Shares that may
	Total Number of	Average Price Paid	Announced	yet be Purchased
Period	Shares Purchased	Per Share	Program	Under the Program
April 1 to April 30, 2021	37,646	$111.50	37,646	308,802
May 1 to May 31, 2021	33,709	$118.60	33,709	1,275,093
June 1 to June 30, 2021	47,538	$126.15	47,538	1,227,555
Total	118,893	$119.37	118,893	1,227,555

In 1996, the Company’s Board of Directors authorized a stock repurchase program for up to 100,000 shares of the Company’s common stock. The Company’s Board of Directors has periodically increased the number of shares authorized for repurchase under the repurchase program.  In May 2021, the Company’s Board of Directors increased the number of shares of common stock authorized to be repurchased over the life of the program by 1,000,000 shares of common stock to 38,000,000 shares of common stock. There is no expiration date for the repurchase program.  The Company repurchased 118,893 shares of its common stock for $14.2 million at an average price of $119.40 per share during the three months ended June 30, 2021. As of June 30, 2021, the Company had repurchased 36,772,445 shares of its common stock over the life of the program.

Item 3 – Defaults Upon Senior Securities – None.

Item 4 – Mine Safety Disclosures – Not applicable.

Item 5 – Other Information – None.

Item 6 – Exhibits

3.1

Fourth Amended and Restated Certificate of Incorporation of the Company.  Incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020 filed with the SEC on August 6, 2020 (File No. 000-19291).

3.2

Second Amended and Restated Bylaws of the Company.  Incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly report period ended June 30, 2020 filed with the SEC on August 6, 2020 (File No. 000-19291).

10.1	CorVel Corporation Amended and Restated 1991 Employee Stock Purchase Plan. Filed herewith.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

August 5, 2021