Form 10-Q
period 2021-09-30
CORVEL CORP
filed 2021-11-04
CIK 874866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

The number of shares outstanding of the registrant's Common Stock, $0.0001 par value per share, as of November 1, 2021, was 17,719,870.

CORVEL CORPORATION

FORM 10-Q

Part I – FINANCIAL INFORMATION

Item 1 – Financial Statements

CORVEL CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2021	March 31, 2021
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$131,075,000	$139,716,000
Customer deposits	61,061,000	56,497,000
Accounts receivable, net	69,438,000	64,722,000
Prepaid taxes and expenses	10,472,000	8,006,000
Total current assets	272,046,000	268,941,000
Property and equipment, net	70,053,000	70,619,000
Goodwill	36,814,000	36,814,000
Other intangibles, net	1,887,000	2,104,000
Right-of-use asset, net	42,177,000	45,324,000
Deferred tax asset, net	1,288,000	613,000
Other assets	636,000	345,000
TOTAL ASSETS	$424,901,000	$424,760,000
Liabilities and Stockholders' Equity
Current Liabilities
Accounts and taxes payable	$13,459,000	$13,574,000
Accrued liabilities	149,189,000	148,886,000
Total current liabilities	162,648,000	162,460,000
Long-term lease liabilities	38,458,000	41,898,000
Total liabilities	201,106,000	204,358,000
Commitments and contingencies
Stockholders' Equity
Common stock, $.0001 par value: 120,000,000 shares authorized at September 30, 2021 and March 31, 2021; 54,701,476 shares issued (17,763,576 shares outstanding, net of Treasury shares) and 54,529,642 shares issued (17,876,090 shares outstanding, net of Treasury shares) at September 30, 2021 and March 31, 2021, respectively	3,000	3,000
Paid-in capital	196,174,000	185,941,000
Treasury stock (36,937,900 shares at September 30, 2021 and 36,653,552 shares at March 31, 2021)	(604,190,000)	(564,435,000)
Retained earnings	631,808,000	598,893,000
Total stockholders' equity	223,795,000	220,402,000
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$424,901,000	$424,760,000

See accompanying notes to unaudited consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED INCOME STATEMENTS – UNAUDITED

	Three Months Ended September 30,
	2021	2020
REVENUES	$157,743,000	$136,028,000
Cost of revenues	121,082,000	105,525,000
Gross profit	36,661,000	30,503,000
General and administrative expenses	16,658,000	15,560,000
Income before income tax provision	20,003,000	14,943,000
Income tax provision	3,931,000	3,078,000
NET INCOME	$16,072,000	$11,865,000
Net income per common and common equivalent share
Basic	$0.90	$0.66
Diluted	$0.88	$0.65
Weighted average common and common equivalent shares
Basic	17,841,000	17,937,000
Diluted	18,232,000	18,174,000

See accompanying notes to unaudited consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED INCOME STATEMENTS – UNAUDITED

	Six Months Ended September 30,
	2021	2020
REVENUES	$310,363,000	$265,628,000
Cost of revenues	236,489,000	208,616,000
Gross profit	73,874,000	57,012,000
General and administrative expenses	33,303,000	31,145,000
Income before income tax provision	40,571,000	25,867,000
Income tax provision	7,656,000	5,700,000
NET INCOME	$32,915,000	$20,167,000
Net income per common and common equivalent share
Basic	$1.84	$1.12
Diluted	$1.81	$1.11
Weighted average common and common equivalent shares
Basic	17,869,000	17,960,000
Diluted	18,226,000	18,144,000

See accompanying notes to unaudited consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY – UNAUDITED

	Three Months Ended September 30, 2021
	Common Shares	Stock Amount	Paid-in- Capital	Treasury Shares	Treasury Stock	Retained Earnings	Total Stockholders' Equity
Balance – June 30, 2021	54,642,752	$3,000	$192,431,000	(36,772,445)	$(578,631,000)	$615,736,000	$229,539,000
Stock issued under employee stock purchase plan	1,534	—	271,000	—	—	—	271,000
Stock issued under stock option plan, net of shares repurchased	57,190	—	2,117,000	—	—	—	2,117,000
Stock-based compensation expense	—	—	1,355,000	—	—	—	1,355,000
Purchase of treasury stock	—	—	—	(165,455)	(25,559,000)	—	(25,559,000)
Net income	—	—	—	—	—	16,072,000	16,072,000
Balance – September 30, 2021	54,701,476	$3,000	$196,174,000	(36,937,900)	$(604,190,000)	$631,808,000	$223,795,000

	Three Months Ended September 30, 2020
	Common Shares	Stock Amount	Paid-in- Capital	Treasury Shares	Treasury Stock	Retained Earnings	Total Stockholders' Equity
Balance – June 30, 2020	54,296,812	$3,000	$171,412,000	(36,320,229)	$(534,162,000)	$560,839,000	$198,092,000
Stock issued under employee stock purchase plan	3,173	—	257,000	—	—	—	257,000
Stock issued under stock option plan, net of shares repurchased	78,907	—	2,990,000	—	—	—	2,990,000
Stock-based compensation expense	—	—	1,238,000	—	—	—	1,238,000
Purchase of treasury stock	—	—	—	(150,325)	(12,042,000)	—	(12,042,000)
Net income	—	—	—	—	—	11,865,000	11,865,000
Balance – September 30, 2020	54,378,892	$3,000	$175,897,000	(36,470,554)	$(546,204,000)	$572,704,000	$202,400,000

	Six Months Ended September 30, 2021
	Common Shares	Stock Amount	Paid-in- Capital	Treasury Shares	Treasury Stock	Retained Earnings	Total Stockholders' Equity
Balance – March 31, 2021	54,529,642	$3,000	$185,941,000	(36,653,552)	$(564,435,000)	$598,893,000	$220,402,000
Stock issued under employee stock purchase plan	1,534	—	271,000	—	—	—	271,000
Stock issued under stock option plan, net of shares repurchased	170,300	—	7,261,000	—	—	—	7,261,000
Stock-based compensation expense	—	—	2,701,000	—	—	—	2,701,000
Purchase of treasury stock	—	—	—	(284,348)	(39,755,000)	—	(39,755,000)
Net income	—	—	—	—	—	32,915,000	32,915,000
Balance – September 30, 2021	54,701,476	$3,000	$196,174,000	(36,937,900)	$(604,190,000)	$631,808,000	$223,795,000

	Six Months Ended September 30, 2020
	Common Shares	Stock Amount	Paid-in- Capital	Treasury Shares	Treasury Stock	Retained Earnings	Total Stockholders' Equity
Balance – March 31, 2020	54,254,557	$3,000	$168,935,000	(36,285,591)	$(531,764,000)	$552,537,000	$189,711,000
Stock issued under employee stock purchase plan	3,173	—	257,000	—	—	—	257,000
Stock issued under stock option plan, net of shares repurchased	121,162	—	4,472,000	—	—	—	4,472,000
Stock-based compensation expense	—	—	2,233,000	—	—	—	2,233,000
Purchase of treasury stock	—	—	—	(184,963)	(14,440,000)	—	(14,440,000)
Net income	—	—	—	—	—	20,167,000	20,167,000
Balance – September 30, 2020	54,378,892	$3,000	$175,897,000	(36,470,554)	$(546,204,000)	$572,704,000	$202,400,000

See accompanying notes to unaudited consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED

	Six Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities
NET INCOME	$32,915,000	$20,167,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,845,000	11,643,000
(Gain) loss on write down or disposal of property, capitalized software or investment	(11,000)	496,000
Stock compensation expense	2,701,000	2,233,000
Provision for doubtful accounts	129,000	1,498,000
Deferred income tax	(675,000)	(559,000)
Changes in operating assets and liabilities
Accounts receivable	(4,846,000)	(8,826,000)
Customer deposits	(4,563,000)	(3,579,000)
Prepaid taxes and expenses	(2,464,000)	449,000
Other assets	(292,000)	196,000
Accounts and taxes payable	450,000	(3,619,000)
Accrued liabilities	302,000	18,442,000
Operating lease liabilities	(292,000)	966,000
Net cash provided by operating activities	35,199,000	39,507,000
Cash Flows from Investing Activities
Purchase of property and equipment	(11,617,000)	(6,937,000)
Net cash used in investing activities	(11,617,000)	(6,937,000)
Cash Flows from Financing Activities
Purchase of treasury stock	(39,755,000)	(14,440,000)
Exercise of common stock options	7,261,000	4,472,000
Purchases under employee stock purchase plan	271,000	257,000
Net cash used in financing activities	(32,223,000)	(9,711,000)
(Decrease)/increase in cash and cash equivalents	(8,641,000)	22,859,000
Cash and cash equivalents at beginning of period	139,716,000	83,223,000
Cash and cash equivalents at end of period	$131,075,000	$106,082,000
Supplemental Cash Flow Information:
Income taxes paid	$12,534,000	$6,235,000

See accompanying notes to unaudited consolidated financial statements.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

Note 1 — Summary of Significant Accounting Policies

Basis of Presentation: The unaudited consolidated financial statements include the accounts of CorVel Corporation and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

Certain information and note disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2022. For further information, refer to the audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2021 included in the Company's Annual Report on Form 10-K filed with the SEC on May 28, 2021.

Impact of COVID-19: The COVID-19 pandemic has impacted and could further impact our operations and the operations of our customers, suppliers and vendors as a result of quarantines, facility closures, illnesses, reduced medical services, and travel and logistics restrictions. The extent to which the COVID-19 pandemic impacts our business, results of operations, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted. This includes, but is not limited to the duration, spread, severity, and impact of the COVID-19 pandemic, the effects of the COVID-19 pandemic on our customers, suppliers, and vendors, the remedial actions and stimulus measures adopted by federal, state, and local governments, the effects of stay at home mandates, the distribution and effectiveness of vaccines, and to what extent normal economic and operating conditions can resume. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any economic recession or depression that has occurred or may occur in the future. Therefore, Management cannot reasonably estimate the full impact at this time, however, the Company feels the impact has decreased over time.

Recent Accounting Pronouncements: Management has evaluated recent accounting pronouncements through the date the financial statements were issued and filed with the Securities and Exchange Commission and believe that there are none that will have a material impact on the Company’s financial statements.

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

The following table presents revenues disaggregated by service line for the three and six months ended September 30, 2021 and 2020:

	Three Months Ended	Three Months Ended
	September 30, 2021	September 30, 2020
Patient management services	$104,669,000	$90,250,000
Network solutions services	53,074,000	45,778,000
Total services	$157,743,000	$136,028,000

	Six Months Ended	Six Months Ended
	September 30, 2021	September 30, 2020
Patient management services	$205,118,000	$175,471,000
Network solutions services	105,245,000	90,157,000
Total services	$310,363,000	$265,628,000

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

	September 30, 2021	March 31, 2021
Billed receivables	$52,163,000	$50,783,000
Allowance for doubtful accounts	(2,942,000)	(3,274,000)
Unbilled receivables	20,217,000	17,213,000
Accounts receivable, net	$69,438,000	$64,722,000

When the Company receives consideration from a customer prior to transferring services to the customer under the terms of certain claims management agreements, it records deferred revenues on the Company’s consolidated balance sheets, which represents a contract liability. Such deferred revenue is included within accrued liabilities on the accompanying consolidated balance sheets.

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

The table below presents the deferred revenues balance and the significant activity affecting deferred revenues during the six months ended September 30, 2021:

Six Months Ended
September 30, 2021
Beginning balance at April 1, 2021	$22,514,000
Additions	19,370,000
Revenue recognized from beginning of period	(5,701,000)
Revenue recognized from additions	(13,435,000)
Ending balance at September 30, 2021	$22,748,000

Remaining Performance Obligations

As of September 30, 2021, the Company had $22.7 million of remaining performance obligations related to claims and non-claims services for which the price is fixed. Remaining performance obligations consist of deferred revenues. The Company expects to recognize approximately 81% of its remaining performance obligations as revenues within one year and the remaining balance thereafter. See the discussion below regarding the practical expedients elected for the disclosure of remaining performance obligations.

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

Note 3 — Stock-Based Compensation and Stock Options

Under the Company’s Restated Omnibus Incentive Plan (formerly the Restated 1988 Executive Stock Option Plan) (“the Plan”) as in effect at September 30, 2021, options exercisable for up to 20,615,000 shares of the Company’s common stock may be granted over the life of the Plan to key employees, non-employee directors, and consultants at exercise prices not less than the fair market value of the common stock on the date of grant. Options granted under the Plan are non-statutory stock options and generally vest 25% one year from the date of grant with the remaining 75% vesting ratably each month for the next 36 months. The options granted to employees and the Company’s Board of Directors expire at the end of five years and ten years from the date of grant, respectively. All options granted in the six months ended September 30, 2021 and 2020 were granted with an exercise price equal to the fair value of the Company’s common stock on the grant date and are non-statutory stock options.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model with the assumptions included in the table below. The Company uses historical data, among other factors, to estimate the expected volatility, the expected dividend yield and the expected option life. The Company accounts for forfeitures as they occur, rather than estimating expected forfeitures. The risk-free rate is based on the interest rate paid on a U.S. Treasury issue with a term similar to the estimated life of the option. The following assumptions were used to estimate the fair value of options granted during the three months ended September 30, 2021 and 2020 using the Black-Scholes option-pricing model:

	Three Months Ended
	September 30, 2021	September 30, 2020
Risk-free interest rate	0.72%	0.21%
Expected volatility	36%	34%
Expected dividend yield	0.00%	0.00%
Expected weighted average life of option in years	4.3 years	4.4 years

For the three months ended September 30, 2021 and 2020, the Company recorded share-based compensation expense of $1,355,000 and $1,238,000, respectively. For the six months ended September 30, 2021 and 2020, the Company recorded share-based compensation expenses of $2,701,000 and $2,233,000, respectively. The table below shows the amounts recognized in the unaudited consolidated financial statements for stock compensation expense for time-based options and performance-based options during the three and six months ended September 30, 2021 and 2020, respectively.

	Three Months Ended
	September 30, 2021	September 30, 2020
Cost of revenues	$528,000	$506,000
General and administrative	827,000	732,000
Total cost of stock-based compensation included in income before income tax provision	1,355,000	1,238,000
Amount of income tax benefit recognized	(266,000)	(255,000)
Amount charged against net income	$1,089,000	$983,000
Effect on basic earnings per share	$(0.06)	$(0.05)
Effect on diluted earnings per share	$(0.06)	$(0.05)

	Six Months Ended
	September 30, 2021	September 30, 2020
Cost of revenues	$1,052,000	$994,000
General and administrative	1,649,000	1,239,000
Total cost of stock-based compensation included in income before income tax provision	2,701,000	2,233,000
Amount of income tax benefit recognized	(510,000)	(492,000)
Amount charged against net income	$2,191,000	$1,741,000
Effect on basic earnings per share	$(0.12)	$(0.10)
Effect on diluted earnings per share	$(0.12)	$(0.10)

The following table summarizes information for all stock options for the three and six months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning	846,625	$68.50	1,017,494	$55.54
Options granted	27,250	154.97	41,650	79.49
Options exercised	(67,915)	56.83	(80,455)	38.66
Options cancelled/forfeited	(26,978)	79.26	(2,772)	54.70
Options outstanding, ending	778,982	$72.17	975,917	$57.97

	Six Months Ended September 30, 2021		Six Months Ended September 30, 2020
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning	937,158	$64.28	1,029,103	$54.87
Options granted	60,250	135.53	86,825	65.55
Options exercised	(186,671)	51.95	(124,818)	37.77
Options cancelled/forfeited	(31,755)	78.31	(15,193)	57.09
Options outstanding, ending	778,982	$72.17	975,917	$57.97

The following table summarizes the status of stock options outstanding and exercisable at September 30, 2021:

Range of Exercise Price	Number of Outstanding Options	Weighted Average Remaining Contractual Life	Outstanding Options – Weighted Average Exercise Price	Exercisable Options – Number of Exercisable Options	Exercisable Options – Weighted Average Exercise Price
$22.07 to $52.69	195,901	2.64	$41.88	160,153	$39.64
$52.70 to $77.93	286,859	2.63	66.65	122,044	62.95
$77.94 to $88.22	213,272	4.43	86.24	33,377	85.44
$88.23 to $157.94	82,950	5.37	126.60	—	—
Total	778,982	3.42	$72.17	315,574	$53.50

The following table summarizes the status of all outstanding options at September 30, 2021, and changes during the three months then ended:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value as of September 30, 2021
Options outstanding at July 1, 2021	846,625	$68.50
Granted	27,250	154.97
Exercised	(67,915)	56.83
Cancelled – forfeited	(26,823)	79.33
Cancelled – expired	(155)	66.77
Ending outstanding	778,982	$72.17	3.42	$88,845,644
Ending vested and expected to vest	613,980	$72.50	3.64	$81,650,022
Ending exercisable at September 30, 2021	315,574	$53.50	2.76	$41,883,649

The weighted-average grant-date fair value of options granted during the three months ended September 30, 2021 and 2020, was $51.88 and $22.39, respectively.

Included in the above-noted stock option grants and stock compensation expense are performance-based stock options that vest only upon the Company’s achievement of certain earnings per share targets on a calendar year basis, as determined by the Company’s Board of Directors. These options were valued in the same manner as the time-based options. However, the Company only recognizes stock compensation expense to the extent that the targets are determined to be probable of being achieved, which triggers the vesting of the performance options. The Company recognized $617,000 and $510,000 of stock compensation expense for the three months ended September 30, 2021 and 2020, respectively, for performance-based stock options.

Note 4 — Treasury Stock

The Company’s Board of Directors approved the commencement of a stock repurchase program in the fall of 1996. In May 2021, the Company’s Board of Directors approved a 1,000,000 share expansion to the Company’s existing stock repurchase program, increasing the total number of shares of the Company’s common stock approved for repurchase over the life of the program to 38,000,000 shares. Since the commencement of the stock repurchase program, the Company has spent $604 million on the repurchase of 36,937,900 shares of its common stock, equal to 68% of the outstanding common stock had there been no repurchases. The average price of these repurchases was $16.36 per share. These repurchases were funded primarily by the net earnings of the Company, along with proceeds from the exercise of common stock options. During the three and six months ended September 30, 2021, the Company repurchased 165,455 shares of its common stock for $25.6 million at an average price of $154.48 per share and 284,348 shares of its common stock for $39.8 million at an average price of $139.81, respectively. The Company had 17,763,576 shares of common stock outstanding as of September 30, 2021, net of the 36,937,900 shares in treasury. During the period subsequent to the quarter ended September 30, 2021, the Company repurchased 49,663 shares of its common stock for $8.7 million at an average price of $176.02 per share under the Company’s stock repurchase program.

Note 5 — Weighted Average Shares and Net Income Per Share

Basic weighted average common shares outstanding decreased to 17,841,000 for the quarter ended September 30, 2021 from 17,937,000 for the quarter ended September 30, 2020. Diluted weighted average common and common equivalent shares outstanding increased to 18,232,000 for the quarter ended September 30, 2021 from 18,174,000 for the quarter ended September 30, 2020. Basic weighted average common shares outstanding decreased to 17,869,000 for the six months ended September 30, 2021 from 17,960,000 for the six months ended September 30, 2020. Diluted weighted average common and common equivalent shares outstanding increased to 18,226,000 for the six months ended September 30, 2021 from 18,144,000 for the six months ended September 30, 2020.

Net income per common and common equivalent share was computed by dividing net income by the weighted average number of common and common share equivalents outstanding during the period. The following table sets forth the calculations of the basic and diluted weighted average common shares for the three and six months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020
Net Income	$16,072,000	$11,865,000
Basic:
Weighted average common shares outstanding	17,841,000	17,937,000
Net Income per share	$0.90	$0.66
Diluted:
Weighted average common shares outstanding	17,841,000	17,937,000
Treasury stock impact of stock options	391,000	237,000
Total common and common equivalent shares	18,232,000	18,174,000
Net Income per share	$0.88	$0.65

	Six Months Ended September 30,
	2021	2020
Net Income	$32,915,000	$20,167,000
Basic:
Weighted average common shares outstanding	17,869,000	17,960,000
Net Income per share	$1.84	$1.12
Diluted:
Weighted average common shares outstanding	17,869,000	17,960,000
Treasury stock impact of stock options	357,000	184,000
Total common and common equivalent shares	18,226,000	18,144,000
Net Income per share	$1.81	$1.11

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

Note 8 — Accounts and Income Taxes Payable and Accrued Liabilities

The following table sets forth accounts payable, income taxes payable, and accrued liabilities at September 30, 2021 and March 31, 2021:

	September 30, 2021	March 31, 2021
Accounts payable	$12,934,000	$12,353,000
Income taxes payable and uncertain tax positions	525,000	1,221,000
Total accounts and taxes payable	$13,459,000	$13,574,000

	September 30, 2021	March 31, 2021
Payroll, payroll taxes and employee benefits	$40,644,000	$43,998,000
Customer deposits	61,061,000	56,498,000
Accrued professional service fees	6,804,000	7,016,000
Self-insurance accruals	3,247,000	3,704,000
Deferred revenue	22,748,000	22,514,000
Operating lease liabilities	12,446,000	12,765,000
Other	2,239,000	2,391,000
Total accrued liabilities	$149,189,000	$148,886,000

Note 9 — Leases

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

The components of lease expense are as follows:

	Three Months Ended	Three Months Ended
	September 30, 2021	September 30, 2020
Operating lease expense	$3,327,000	$4,249,000
Finance lease expense	25,000	26,000
Short-term lease expense	3,000	25,000
Variable lease expense	131,000	64,000
Total lease expenses	$3,486,000	$4,364,000

	Six Months Ended	Six Months Ended
	September 30, 2021	September 30, 2020
Operating lease expense	$6,939,000	$7,958,000
Finance lease expense	50,000	26,000
Short-term lease expense	7,000	165,000
Variable lease expense	267,000	118,000
Total lease expenses	$7,263,000	$8,267,000

The following table presents the lease related assets and liabilities recorded on the Company’s consolidated balance sheets related to its operating leases:

	September 30, 2021	March 31, 2021
Right-of-use asset, net	$42,177,000	$45,324,000
Short-term lease liability	$12,446,000	$12,765,000
Long-term lease liability	38,458,000	41,898,000
Total lease liabilities	$50,904,000	$54,663,000
Weighted average remaining operating lease term	5.01 years	5.42 years
Weighted average remaining finance lease term	3.75 years	4.25 years
Weighted average discount rate	2.8%	3.9%

Supplemental cash flow information related to operating leases for the six months ended September 30, 2021 and 2020 was as follows:

	Six Months Ended	Six Months Ended
	September 30, 2021	September 30, 2020
Cash paid for amounts included in the measurement of operating lease liabilities	$7,557,000	$7,352,000
Operating lease liabilities arising from obtaining ROU assets	$58,752,000	$104,108,000
Finance lease liabilities arising from obtaining ROU assets	$358,000	$358,000
Reductions to ROU assets resulting from reductions to operating lease liabilities	$3,694,000	$928,000

As of September 30, 2021, maturities of operating lease liabilities for each of the next five years and thereafter are as follows:

2022	$6,881,000
2023	12,643,000
2024	10,140,000
2025	8,169,000
2026	6,121,000
Thereafter	11,158,000
Total lease payments	55,112,000
Less interest	(4,208,000)
Total lease liabilities	$50,904,000

As of September 30, 2021, the Company has approximately $6.7 million of additional operating lease commitments that have not yet commenced. These additional leases commence in 2021 and have lease terms between 2 years and 7 years.

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

Overview

CorVel Corporation is an independent nationwide provider of medical cost containment and managed care services designed to address the escalating medical costs of workers’ compensation benefits, automobile insurance claims, and group health insurance benefits. The Company’s services are provided to insurance companies, TPAs, governmental entities, and self-administered employers to assist them in managing the medical costs and monitoring the quality of care associated with healthcare claims. In November 2020, the Bureau of Labor Statistics reported that the occupational injury and illness incidence rate for 2019 remained unchanged from the prior year, which was the second year in a row that the rate did not decline.

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

The COVID-19 pandemic impacted our business, most significantly during the June and September 2020 quarters. We implemented a 10% reduction in headcount that began late in the March 2020 quarter and continued through the June 2020 quarter. We took actions intended to protect our employees and our customers that adversely affected our results. We reduced discretionary spending, including but not limited to cutting spending in planned capital expenditures, travel, recruiting, consulting and temporary help expenses. We did not apply for governmental loans to support our operations, but we have taken advantage of certain aspects of the CARES Act such as the deferral of payroll tax deposits through December 31, 2020. The Company expects to be paying back half the deferral of payroll tax deposits during the December 31, 2021 quarter. The majority of our workforce continues to work from home. The Company began realizing sequential increases in revenues during the September and December 2020 quarters, and the March, June and September 2021 quarters. Management expects this trend to continue in 2021, especially with the distribution of vaccines, but there can be no assurance that vaccines will be distributed timely or be effective, that there will not be additional surges in COVID-19 and new stay-at-home mandates, or that the economic recovery will continue.

Summary of Quarterly Results

The Company’s revenues increased to $157.7 million in the quarter ended September 30, 2021 from $136.0 million in the quarter ended September 30, 2020, an increase of $21.7 million, or 16.0%. This increase was due to an increase in revenues in patient management and network solutions services primarily as a result of the economy recovering from the impact of the economic shutdown due to the COVID-19 pandemic in the United States that continued during the September 2020 quarter.

Cost of revenues increased to $121.1 million in the quarter ended September 30, 2021 from $105.5 million in the quarter ended September 30, 2020, an increase of $15.6 million, or 14.7%. This increase was primarily due to the increase of 16% in revenue mentioned above. Additionally, there was an increase in salaries resulting from increased headcount of 12% in field operations.

General and administrative expense increased to $16.7 million in the quarter ended September 30, 2021 from $15.6 million in the quarter ended September 30, 2020, an increase of $1.1 million, or 7.1%. This increase was primarily due to an increase in marketing and information technology costs.

Income tax expense increased to $3.9 million in the quarter ended September 30, 2021 from $3.1 million in the quarter ended September 30, 2020, an increase of $0.9 million, or 27.7%. Income before income tax provision increased to $20.0 million in the quarter ended September 30, 2021 from $14.9 million in the quarter ended September 30, 2020, an increase of $5.1 million, or 33.9%. The effective tax rate was 19.7% for the quarter ended September 30, 2021 compared to 20.6% in the quarter ended September 30, 2020.

Diluted weighted average common and common equivalent shares were 18.2 million shares for the quarters ended September 30, 2021 and 2020. The weighted impact of options exercised and the increased dilution impact of the outstanding options offset the weighted impact of shares repurchased under the Company’s stock repurchase program.

Diluted earnings per share increased to $0.88 per share in the quarter ended September 30, 2021 from $0.65 per share in the quarter ended September 30, 2020, an increase of $0.23 per share, or 35.4%. The increase in diluted earnings per share was primarily due to an increase in net income.

Results of Operations for the three months ended September 30, 2021 and 2020

The Company derives its revenues from providing patient management and network solutions services to payors of workers’ compensation benefits, automobile insurance claims, and group health insurance benefits. The percentages of total revenues attributable to patient management and network solutions services for the quarters ended September 30, 2021 and 2020 are as follows:

	September 30, 2021	September 30, 2020
Patient management services	66.4%	66.1%
Network solutions services	33.6%	33.9%

The following table sets forth, for the periods indicated, the dollar amounts, dollar and percent changes, share changes, and the percentage of revenues represented by certain items reflected in the Company’s unaudited consolidated income statements for the three months ended September 30, 2021 and 2020. The Company’s past operating results are not necessarily indicative of future operating results.

	Three Months Ended	Three Months Ended		Percentage
	September 30, 2021	September 30, 2020	Change	Change
Revenue	$157,743,000	$136,028,000	$21,715,000	16.0%
Cost of revenues	121,082,000	105,525,000	15,557,000	14.7%
Gross profit	36,661,000	30,503,000	6,158,000	20.2%
Gross profit as percentage of revenue	23.2%	22.4%
General and administrative	16,658,000	15,560,000	1,098,000	7.1%
General and administrative as percentage of revenue	10.6%	11.4%
Income before income tax provision	20,003,000	14,943,000	5,060,000	33.9%
Income before income tax provision as percentage of revenue	12.7%	11.0%
Income tax provision	3,931,000	3,078,000	853,000	27.7%
Net income	$16,072,000	$11,865,000	$4,207,000	35.5%
Weighted Average Shares
Basic	17,841,000	17,937,000	(96,000)	(0.5%)
Diluted	18,232,000	18,174,000	58,000	0.3%
Earnings Per Share
Basic	$0.90	$0.66	$0.24	36.4%
Diluted	$0.88	$0.65	$0.23	35.4%

Revenues

Change in revenue to the quarter ended September 30, 2021 from the quarter ended September 30, 2020

Revenues increased to $157.7 million in the quarter ended September 30, 2021 from $136.0 million in the quarter ended September 30, 2020, an increase of $21.7 million, or 16.0%. Patient management services revenues increased to $104.7 million from $90.3 million, an increase of 16%. This increase is primarily due to higher revenue from the Company’s TPA and related services. Total new claims increased by 16% during the September 30, 2021 quarter compared to the September 30, 2020 quarter. Network solutions services revenues increased to $53.1 million from $45.8 million, an increase of 15.9%. This increase is primarily due to increases in enhanced bill review programs services, which resulted in higher revenue per bill. Most of the increase came from growth with existing customers.

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

Change in cost of revenues to the quarter ended September 30, 2021 from the quarter ended September 30, 2020

Cost of revenues increased to $121.1 million in the quarter ended September 30, 2021 from $105.5 million in the quarter ended September 30, 2020, an increase of $15.6 million, or 14.7%. The increase in cost of revenues was primarily due to the increase in total revenues of 16%. Additionally, there was an increase in salaries resulting from increased headcount of 12% in field operations.

General and Administrative Expense

For the quarter ended September 30, 2021, general and administrative expense consisted of approximately 50% of corporate systems costs, which include the corporate systems support, implementation and training, rules engine development, national IT strategy and planning, depreciation of hardware costs in the Company’s corporate offices and backup data center, the Company’s nationwide area network, and other systems related costs. The Company includes all IT-related costs managed by the corporate office in general and administrative expense whereas the field IT-related costs are included in the cost of revenues. The remaining general and administrative costs consist of national marketing, national sales support, corporate legal, corporate insurance, human resources, accounting, product management, new business development, and other general corporate expenses.

Change in general and administrative expense to the quarter ended September 30, 2021 from the quarter ended September 30, 2020

General and administrative expense increased to $16.7 million in the quarter ended September 30, 2021 from $15.6 million in the quarter ended September 30, 2020, an increase of $1.1 million, or 7.1%. This increase was primarily due to an increase in marketing as corporate marketing events are starting to occur again in 2021 after being cancelled in 2020 due to the COVID-19 pandemic. Additionally, information technology costs also increased.

Income Tax Provision

Change in income tax expense to the quarter ended September 30, 2021 from the quarter ended September 30, 2020

Income tax expense increased to $3.9 million in the quarter ended September 30, 2021 from $3.1 million in the quarter ended September 30, 2020, an increase of $0.9 million, or 27.7%. Income before income tax provision increased to $20.0 million in the quarter ended September 30, 2021 from $14.9 million in the quarter ended September 30, 2020, an increase of $5.1 million, or 33.9%. The effective tax rate was 19.7% for the quarter ended September 30, 2021 compared to 20.6% in the quarter ended September 30, 2020. The effective tax rate is less than the statutory tax rate primarily due to the impact of stock option exercises.

Results of Operations for the six months ended September 30, 2021 and 2020

The following table sets forth, for the periods indicated, the dollar amounts, dollar and percent changes, share changes, and the percentage of revenues represented by certain items reflected in the Company’s consolidated income statements for the six months ended September 30, 2021 and 2020. The Company’s past operating results are not necessarily indicative of future operating results.

	Six Months Ended	Six Months Ended		Percentage
	September 30, 2021	September 30, 2020	Change	Change
Revenue	$310,363,000	$265,628,000	$44,735,000	16.8%
Cost of revenues	236,489,000	208,616,000	27,873,000	13.4%
Gross profit	73,874,000	57,012,000	16,862,000	29.6%
Gross profit as percentage of revenue	23.8%	21.5%
General and administrative	33,303,000	31,145,000	2,158,000	6.9%
General and administrative as percentage of revenue	10.7%	11.7%
Income before income tax provision	40,571,000	25,867,000	14,704,000	56.8%
Income before income tax provision as percentage of revenue	13.1%	9.7%
Income tax provision	7,656,000	5,700,000	1,956,000	34.3%
Net income	$32,915,000	$20,167,000	$12,748,000	63.2%
Weighted Average Shares
Basic	17,869,000	17,960,000	(91,000)	(0.5%)
Diluted	18,226,000	18,144,000	82,000	0.5%
Earnings Per Share
Basic	$1.84	$1.12	$0.72	64.3%
Diluted	$1.81	$1.11	$0.70	63.1%

Revenues

Change in revenue to the six months ended September 30, 2021 from the six months ended September 30, 2020

Revenues increased to $310.4 million for the six months ended September 30, 2021 from $265.6 million for the six months ended September 30, 2020, an increase of $44.7 million, or 16.8%. Patient management services revenues increased to $205.1 million from $175.5 million, an increase of 16.9%. This increase is primarily due to higher revenue from the Company’s TPA and related services. Total new claims increased by 18% during the six months ended September 30, 2021 compared to the six months ended September 30, 2020. Network solutions services revenues increased to $105.2 million from $90.2 million, an increase of 16.7%. This increase is primarily due to increases in enhanced bill review programs services, which resulted in higher revenue per bill. Most of the increase came from growth with existing customers.

Cost of Revenues

Change in cost of revenues to the six months ended September 30, 2021 from the six months ended September 30, 2020

Cost of revenues increased to $236.5 million in the six months ended September 30, 2021 from $208.6 million in the six months ended September 30, 2020, an increase of $27.9 million, or 13.4%. The increase in cost of revenues was primarily due to the increase in total revenues of 16.8%. Additionally, there was an increase in salaries resulting from increased headcount of 12% in field operations.

General and Administrative Expense

Change in administrative expense to the six months ended September 30, 2021 from the six months ended September 30, 2020

General and administrative expense increased to $33.3 million in the six months ended September 30, 2021 from $31.1 million in the six months ended September 30, 2020, an increase of $2.2 million, or 6.9%. This increase was primarily due to an increase in marketing as corporate marketing events are starting to occur again in 2021 after being cancelled in 2020 due to the COVID-19 pandemic. Additionally, information technology costs also increased.

Income Tax Provision

Change in income tax expense to the six months ended September 30, 2021 from the six months ended September 30, 2020

Income tax expense increased to $7.7 million for the six months ended September 30, 2021 from $5.7 million for the six months ended September 30, 2020, an increase of $2.0 million, or 34.3%. Income before income tax provision increased to $40.6 million in the six months ended September 30, 2021 from $25.9 million in the six months ended September 30, 2020, an increase of $14.7 million, or 56.8%. The income tax expense as a percentage of income before income taxes, also known as the effective tax rate, was 18.9% for the six months ended September 30, 2021 and 22.3% for the six months ended September 30, 2020. For the six months ended September 30, 2021, the effective tax rate is less than the statutory tax rate primarily because of the impact of the stock option exercises.

Liquidity and Capital Resources

The Company has historically funded its operations and capital expenditures primarily from cash flow from operations, and to a lesser extent, proceeds from stock option exercises. Working capital increased to $109.4 million as of September 30, 2021 from $106.5 million as of March 31, 2021, an increase of $2.9 million. Cash decreased to $131.1 million as of September 30, 2021 from $139.7 million as of March 31, 2021, a decrease of $8.6 million. This is primarily due to the increase in spending to repurchase shares of the Company’s common stock. The Company did not apply for governmental loans to support the Company’s operations, but has taken advantage of certain aspects of the CARES Act such as the deferral of payroll tax deposits. The Company deferred a total of $10.4 million in payroll tax deposits, half of which will be paid back by the end of calendar year 2021 and the other half will be paid back by the end of calendar year 2022.

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

As of September 30, 2021, the Company had $131.1 million in cash and cash equivalents, invested primarily in short term, interest bearing, highly liquid investment grade securities with maturities of 90 days or less.

The Company believes that the cash balance at September 30, 2021 along with anticipated internally-generated funds will be sufficient to meet the Company’s expected cash requirements for at least the next twelve months.

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

Operating Activities

Six months ended September 30, 2021 compared to six months ended September 30, 2020

Net cash provided by operating activities decreased to $35.2 million in the six months ended September 30, 2021 from $39.5 million in the six months ended September 30, 2020, a decrease of $4.3 million. The decrease in cash flow from operating activities was primarily due to the fact that the Company had a prior year deferral of payroll taxes provided by the CARES Act in 2020 that was no longer available during the same period in 2021.

Investing Activities

Six months ended September 30, 2021 compared to six months ended September 30, 2020

Net cash flow used in investing activities increased to $11.6 million in the six months ended September 30, 2021 from $6.9 million in the six months ended September 30, 2020, an increase of $4.7 million. Capital purchases were $11.6 million for the six months ended September 30, 2021 and $6.9 million for the six months ended September 30, 2020. The Company increased its spending primarily on developed software and reduced its spending on furniture and leasehold improvements as the Company reduces its lease footprint. This increase is generally reflective of the Company returning its capital spending to a more consistent amount in comparison to the six months ended September 30, 2020 when the Company had reduced its planned capital expenditures due to the COVID-19 pandemic.

Financing Activities

Six months ended September 30, 2021 compared to six months ended September 30, 2020

Net cash flow used in financing activities increased to $32.2 million for the six months ended September 30, 2021 from $9.7 million for the six months ended September 30, 2020, an increase of $22.5 million. The increase in net cash used in financing activities was primarily due to an increase in spending on share repurchases to $39.8 million for the six months ended September 30, 2021. The Company spent $14.4 million on share repurchases for the six months ended September 30, 2020, when the stock repurchase program was temporarily suspended due to the COVID-19 pandemic.

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

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2021, the Company held no market risk sensitive instruments for trading purposes, and the Company did not employ any derivative financial instruments, other financial instruments, or derivative commodity instruments to hedge any market risk. The Company had no debt outstanding as of September 30, 2021, and therefore, had no market risk related to debt.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The rapid and widespread transmission of COVID-19 coronavirus beginning in late 2019 impacted us in significant ways. To mitigate the spread of the COVID-19 disease, we implemented travel restrictions and remote working arrangements for most of our employees in order to minimize physical contact. These measures might not fully mitigate COVID-19 risks to our workforce and we could experience unusual levels of absenteeism that might impair operations. The pandemic reduces demand for some products due to delays or cancellations of elective medical procedures, consumer self-isolation, widespread unemployment and business closures, among other reasons. The ongoing impacts of the pandemic might cause a prolonged general economic slowdown or recession in one or more markets, disruptions and volatility in global capital markets and other broad and adverse effects on the economy, business conditions, commercial activity and the healthcare industry. If the pandemic does not subside, or if there is a resurgence, it could materially adversely impact our business operations, financial position and results of operations in unpredictable ways that depend on highly-uncertain future developments, such as determining the effectiveness of current or future government actions to address the public health or economic impacts of the pandemic. Any of these risks might have a materially adverse effect on our business operations and our financial position or results of operations.

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

The decline in economic activity caused by COVID-19 had adversely affected, and in future periods, could materially adversely affect our business, results of operations and financial condition. Continued reductions in our customers’ exposure units (such as headcount, payroll, properties, the market values of their assets, plant and equipment, and other asset utilization levels, among other factors) will reduce the amount of claims administration services they need. In addition, with unprecedented levels of unemployment and business closures, the number of newly arising workers’ compensation and general liability claims, which directly impact our fee revenues in our risk management operation, have declined. The decline in economic activity due to COVID-19 has caused some of our customers to become financially less stable, and if this trend continues and customers enter bankruptcy, liquidate their operations or consolidate, our revenues and the collectability of our receivables will be adversely affected.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the period covered by this report. The following table sets forth the repurchases of the Company’s common stock made by or on behalf of the Company in open-market transactions for the quarter ended September 30, 2021 pursuant to its publicly announced stock repurchase plan.

			Total Number of
			Shares Purchased	Maximum Number
			as Part of Publicly	of Shares that may
	Total Number of	Average Price Paid	Announced	yet be Purchased
Period	Shares Purchased	Per Share	Program	Under the Program
July 1 to July 31, 2021	61,175	$137.25	61,175	1,166,380
August 1 to August 31, 2021	56,537	$155.59	56,537	1,109,843
September 1 to September 30, 2021	47,743	$175.17	47,743	1,062,100
Total	165,455	$154.46	165,455	1,062,100

In 1996, the Company’s Board of Directors authorized a stock repurchase program for up to 100,000 shares of the Company’s common stock. The Company’s Board of Directors has periodically increased the number of shares authorized for repurchase under the repurchase program. In May 2021, the Company’s Board of Directors increased the number of shares of common stock authorized to be repurchased over the life of the program by 1,000,000 shares of common stock to 38,000,000 shares of common stock. There is no expiration date for the repurchase program. The Company repurchased 284,348 shares of its common stock for $39.8 million at an average price of $139.81 per share during the six months ended September 30, 2021. As of September 30, 2021, the Company had repurchased 36,937,900 shares of its common stock over the life of the program.

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

10.1

CorVel Corporation Amended and Restated 1991 Employee Stock Purchase Plan. Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 11, 2021 (File No. 000-19291).

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

November 4, 2021