Form 10-Q
period 2021-12-31
CORVEL CORP
filed 2022-02-03
CIK 874866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to x

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

The number of shares outstanding of the registrant's Common Stock, $0.0001 par value per share, as of January 31, 2022, was 17,620,510.

CORVEL CORPORATION

FORM 10-Q

Part I – FINANCIAL INFORMATION

Item 1 – Financial Statements

CORVEL CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2021	March 31, 2021
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$115,538,000	$139,716,000
Customer deposits	70,163,000	56,497,000
Accounts receivable, net	69,545,000	64,722,000
Prepaid taxes and expenses	13,429,000	8,006,000
Total current assets	268,675,000	268,941,000
Property and equipment, net	70,884,000	70,619,000
Goodwill	36,814,000	36,814,000
Other intangibles, net	1,778,000	2,104,000
Right-of-use asset, net	43,387,000	45,324,000
Deferred tax asset, net	1,584,000	613,000
Other assets	586,000	345,000
TOTAL ASSETS	$423,708,000	$424,760,000
Liabilities and Stockholders' Equity
Current Liabilities
Accounts and taxes payable	$12,346,000	$13,574,000
Accrued liabilities	158,191,000	148,886,000
Total current liabilities	170,537,000	162,460,000
Long-term lease liabilities	38,244,000	41,898,000
Total liabilities	208,781,000	204,358,000
Commitments and contingencies
Stockholders' Equity
Common stock, $.0001 par value: 120,000,000 shares authorized at December 31, 2021 and March 31, 2021; 54,727,393 shares issued (17,653,759 shares outstanding, net of Treasury shares) and 54,529,642 shares issued (17,876,090 shares outstanding, net of Treasury shares) at December 31, 2021 and March 31, 2021, respectively	3,000	3,000
Paid-in capital	198,984,000	185,941,000
Treasury stock (37,073,634 shares at December 31, 2021 and 36,653,552 shares at March 31, 2021)	(629,726,000)	(564,435,000)
Retained earnings	645,666,000	598,893,000
Total stockholders' equity	214,927,000	220,402,000
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$423,708,000	$424,760,000

See accompanying notes to unaudited consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED INCOME STATEMENTS – UNAUDITED

	Three Months Ended December 31,
	2021	2020
REVENUES	$164,508,000	$141,506,000
Cost of revenues	129,320,000	110,613,000
Gross profit	35,188,000	30,893,000
General and administrative expenses	17,506,000	16,937,000
Income before income tax provision	17,682,000	13,956,000
Income tax provision	3,824,000	2,576,000
NET INCOME	$13,858,000	$11,380,000
Net income per common and common equivalent share
Basic	$0.78	$0.64
Diluted	$0.76	$0.63
Weighted average common and common equivalent shares
Basic	17,785,000	17,899,000
Diluted	18,211,000	18,180,000

See accompanying notes to unaudited consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED INCOME STATEMENTS – UNAUDITED

	Nine Months Ended December 31,
	2021	2020
REVENUES	$474,871,000	$407,134,000
Cost of revenues	365,808,000	319,228,000
Gross profit	109,063,000	87,906,000
General and administrative expenses	50,810,000	48,084,000
Income before income tax provision	58,253,000	39,822,000
Income tax provision	11,480,000	8,275,000
NET INCOME	$46,773,000	$31,547,000
Net income per common and common equivalent share
Basic	$2.62	$1.76
Diluted	$2.57	$1.74
Weighted average common and common equivalent shares
Basic	17,841,000	17,939,000
Diluted	18,221,000	18,156,000

See accompanying notes to unaudited consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY – UNAUDITED

	Three Months Ended December 31, 2021
	Common Shares	Stock Amount	Paid-in- Capital	Treasury Shares	Treasury Stock	Retained Earnings	Total Stockholders' Equity
Balance – September 30, 2021	54,701,476	$3,000	$196,174,000	(36,937,900)	$(604,190,000)	$631,808,000	$223,795,000
Stock issued under stock option plan, net of shares repurchased	25,917	—	1,627,000	—	—	—	1,627,000
Stock-based compensation expense	—	—	1,183,000	—	—	—	1,183,000
Purchase of treasury stock	—	—	—	(135,734)	(25,536,000)	—	(25,536,000)
Net income	—	—	—	—	—	13,858,000	13,858,000
Balance – December 31, 2021	54,727,393	$3,000	$198,984,000	(37,073,634)	$(629,726,000)	$645,666,000	$214,927,000

	Three Months Ended December 31, 2020
	Common Shares	Stock Amount	Paid-in- Capital	Treasury Shares	Treasury Stock	Retained Earnings	Total Stockholders' Equity
Balance – September 30, 2020	54,378,892	$3,000	$175,897,000	(36,470,554)	$(546,204,000)	$572,704,000	$202,400,000
Stock issued under stock option plan, net of shares repurchased	60,862	—	2,527,000	—	—	—	2,527,000
Stock-based compensation expense	—	—	1,251,000	—	—	—	1,251,000
Purchase of treasury stock	—	—	—	(82,157)	(7,685,000)	—	(7,685,000)
Net income	—	—	—	—	—	11,380,000	11,380,000
Balance – December 31, 2020	54,439,754	$3,000	$179,675,000	(36,552,711)	$(553,889,000)	$584,084,000	$209,873,000

	Nine Months Ended December 31, 2021
	Common Shares	Stock Amount	Paid-in- Capital	Treasury Shares	Treasury Stock	Retained Earnings	Total Stockholders' Equity
Balance – March 31, 2021	54,529,642	$3,000	$185,941,000	(36,653,552)	$(564,435,000)	$598,893,000	$220,402,000
Stock issued under employee stock purchase plan	1,534	—	271,000	—	—	—	271,000
Stock issued under stock option plan, net of shares repurchased	196,217	—	8,888,000	—	—	—	8,888,000
Stock-based compensation expense	—	—	3,884,000	—	—	—	3,884,000
Purchase of treasury stock	—	—	—	(420,082)	(65,291,000)	—	(65,291,000)
Net income	—	—	—	—	—	46,773,000	46,773,000
Balance – December 31, 2021	54,727,393	$3,000	$198,984,000	(37,073,634)	$(629,726,000)	$645,666,000	$214,927,000

	Nine Months Ended December 31, 2020
	Common Shares	Stock Amount	Paid-in- Capital	Treasury Shares	Treasury Stock	Retained Earnings	Total Stockholders' Equity
Balance – March 31, 2020	54,254,557	$3,000	$168,935,000	(36,285,591)	$(531,764,000)	$552,537,000	$189,711,000
Stock issued under employee stock purchase plan	3,173	—	257,000	—	—	—	257,000
Stock issued under stock option plan, net of shares repurchased	182,024	—	6,999,000	—	—	—	6,999,000
Stock-based compensation expense	—	—	3,484,000	—	—	—	3,484,000
Purchase of treasury stock	—	—	—	(267,120)	(22,125,000)	—	(22,125,000)
Net income	—	—	—	—	—	31,547,000	31,547,000
Balance – December 31, 2020	54,439,754	$3,000	$179,675,000	(36,552,711)	$(553,889,000)	$584,084,000	$209,873,000

See accompanying notes to unaudited consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED

	Nine Months Ended December 31,
	2021	2020
Cash Flows from Operating Activities
NET INCOME	$46,773,000	$31,547,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,901,000	17,550,000
Loss on write down or disposal of property, capitalized software or investment	34,000	554,000
Stock compensation expense	3,884,000	3,484,000
Provision for doubtful accounts	146,000	1,954,000
Deferred income tax	(971,000)	(871,000)
Changes in operating assets and liabilities
Accounts receivable	(4,969,000)	234,000
Customer deposits	(13,666,000)	(5,380,000)
Prepaid taxes and expenses	(5,422,000)	(1,443,000)
Other assets	(241,000)	361,000
Accounts and taxes payable	(662,000)	566,000
Accrued liabilities	9,304,000	24,001,000
Operating lease liabilities	(1,716,000)	1,213,000
Net cash provided by operating activities	50,395,000	73,770,000
Cash Flows from Investing Activities
Purchase of property and equipment	(18,441,000)	(13,295,000)
Net cash used in investing activities	(18,441,000)	(13,295,000)
Cash Flows from Financing Activities
Purchase of treasury stock	(65,291,000)	(22,125,000)
Exercise of common stock options	8,888,000	6,999,000
Purchases under employee stock purchase plan	271,000	257,000
Net cash used in financing activities	(56,132,000)	(14,869,000)
(Decrease)/increase in cash and cash equivalents	(24,178,000)	45,606,000
Cash and cash equivalents at beginning of period	139,716,000	83,223,000
Cash and cash equivalents at end of period	$115,538,000	$128,829,000
Supplemental Cash Flow Information:
Income taxes paid	$17,879,000	$9,830,000

See accompanying notes to unaudited consolidated financial statements.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

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

Certain information and note disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2022. For further information, refer to the audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2021 included in the Company's Annual Report on Form 10-K filed with the SEC on May 28, 2021.

Impact of COVID-19: The COVID-19 pandemic has impacted and could further impact our operations and the operations of our customers, suppliers and vendors as a result of quarantines, facility closures, illnesses, reduced medical services, and travel and logistics restrictions. The extent to which the COVID-19 pandemic impacts our business, results of operations, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted. This includes, but is not limited to the duration, spread, severity, and impact of the COVID-19 pandemic, the effects of the COVID-19 pandemic on our customers, suppliers, and vendors, the remedial actions and stimulus measures adopted by federal, state, and local governments, the effects of stay at home mandates, the distribution and effectiveness of vaccines, and to what extent normal economic and operating conditions can resume. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any economic recession or depression that has occurred or may occur in the future. Therefore, the Company cannot reasonably estimate the full impact at this time, however, the Company believes the impact has decreased over time.

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

The following table presents revenues disaggregated by service line for the three and nine months ended December 31, 2021 and 2020:

	Three Months Ended	Three Months Ended
	December 31, 2021	December 31, 2020
Patient management services	$107,711,000	$96,554,000
Network solutions services	56,797,000	44,952,000
Total services	$164,508,000	$141,506,000

	Nine Months Ended	Nine Months Ended
	December 31, 2021	December 31, 2020
Patient management services	$312,829,000	$272,025,000
Network solutions services	162,042,000	135,109,000
Total services	$474,871,000	$407,134,000

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

	December 31, 2021	March 31, 2021
Billed receivables	$48,963,000	$50,783,000
Allowance for doubtful accounts	(2,668,000)	(3,274,000)
Unbilled receivables	23,250,000	17,213,000
Accounts receivable, net	$69,545,000	$64,722,000

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

The table below presents the deferred revenues balance and the significant activity affecting deferred revenues during the nine months ended December 31, 2021:

Nine Months Ended
December 31, 2021
Beginning balance at April 1, 2021	$22,514,000
Additions	29,160,000
Revenue recognized from beginning of period	(9,217,000)
Revenue recognized from additions	(19,637,000)
Ending balance at December 31, 2021	$22,820,000

Remaining Performance Obligations

As of December 31, 2021, the Company had $22.8 million of remaining performance obligations related to claims and non-claims services for which the price is fixed. Remaining performance obligations consist of deferred revenues. The Company expects to recognize approximately 95% of its remaining performance obligations as revenues within one year and the remaining balance thereafter. See the discussion below regarding the practical expedients elected for the disclosure of remaining performance obligations.

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

Note 3 — Stock-Based Compensation and Stock Options

Under the Company’s Restated Omnibus Incentive Plan (formerly the Restated 1988 Executive Stock Option Plan) (“the Plan”) as in effect at December 31, 2021, options exercisable for up to 20,615,000 shares of the Company’s common stock may be granted over the life of the Plan to key employees, non-employee directors, and consultants at exercise prices not less than the fair market value of the common stock on the date of grant. Options granted under the Plan are non-statutory stock options and generally vest 25% one year from the date of grant with the remaining 75% vesting ratably each month for the next 36 months. The options granted to employees and the Company’s Board of Directors expire at the end of five years and ten years from the date of grant, respectively. All options granted in the nine months ended December 31, 2021 and 2020 were granted with an exercise price equal to the fair value of the Company’s common stock on the grant date and are non-statutory stock options.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model with the assumptions included in the table below. The Company uses historical data, among other factors, to estimate the expected volatility, the expected dividend yield and the expected option life. The Company accounts for forfeitures as they occur, rather than estimating expected forfeitures. The risk-free rate is based on the interest rate paid on a U.S. Treasury issue with a term similar to the estimated life of the option. The following assumptions were used to estimate the fair value of options granted during the three months ended December 31, 2021 and 2020 using the Black-Scholes option-pricing model:

	Three Months Ended
	December 31, 2021	December 31, 2020
Risk-free interest rate	1.27%	0.33%
Expected volatility	36%	34%
Expected dividend yield	0.00%	0.00%
Expected weighted average life of option in years	4.4 years	4.5 years

For the three months ended December 31, 2021 and 2020, the Company recorded share-based compensation expense of $1,183,000 and $1,251,000, respectively. For the nine months ended December 31, 2021 and 2020, the Company recorded share-based compensation expenses of $3,884,000 and $3,484,000, respectively. The table below shows the amounts recognized in the unaudited consolidated financial statements for stock compensation expense for time-based options and performance-based options during the three and nine months ended December 31, 2021 and 2020, respectively.

	Three Months Ended
	December 31, 2021	December 31, 2020
Cost of revenues	$487,000	$516,000
General and administrative	696,000	735,000
Total cost of stock-based compensation included in income before income tax provision	1,183,000	1,251,000
Amount of income tax benefit recognized	(256,000)	(231,000)
Amount charged against net income	$927,000	$1,020,000
Effect on basic earnings per share	$(0.05)	$(0.06)
Effect on diluted earnings per share	$(0.05)	$(0.06)

	Nine Months Ended
	December 31, 2021	December 31, 2020
Cost of revenues	$1,539,000	$1,510,000
General and administrative	2,345,000	1,974,000
Total cost of stock-based compensation included in income before income tax provision	3,884,000	3,484,000
Amount of income tax benefit recognized	(765,000)	(724,000)
Amount charged against net income	$3,119,000	$2,760,000
Effect on basic earnings per share	$(0.17)	$(0.15)
Effect on diluted earnings per share	$(0.17)	$(0.15)

The following table summarizes information for all stock options for the three and nine months ended December 31, 2021 and 2020:

	Three Months Ended December 31, 2021		Three Months Ended December 31, 2020
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning	778,982	$72.17	975,917	$57.97
Options granted	50,200	197.16	122,750	87.69
Options exercised	(25,917)	62.78	(62,997)	44.83
Options cancelled/forfeited	(6,407)	81.62	(2,234)	59.31
Options outstanding, ending	796,858	$80.27	1,033,436	$62.30

	Nine Months Ended December 31, 2021		Nine Months Ended December 31, 2020
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning	937,158	$64.28	1,029,103	$54.87
Options granted	110,450	163.54	209,575	78.52
Options exercised	(212,588)	53.27	(187,815)	40.13
Options cancelled/forfeited	(38,162)	78.87	(17,427)	57.37
Options outstanding, ending	796,858	$80.27	1,033,436	$62.30

The following table summarizes the status of stock options outstanding and exercisable at December 31, 2021:

Range of Exercise Price	Number of Outstanding Options	Weighted Average Remaining Contractual Life	Outstanding Options – Weighted Average Exercise Price	Exercisable Options – Number of Exercisable Options	Exercisable Options – Weighted Average Exercise Price
$22.07 to $57.35	232,852	2.58	$44.60	192,721	$42.75
$57.36 to $77.93	227,247	2.27	68.91	85,914	65.74
$77.94 to $88.22	205,159	4.24	86.24	36,754	85.51
$88.23 to $197.16	131,600	5.06	153.70	—	—
Total	796,858	3.33	$80.27	315,389	$53.99

The following table summarizes the status of all outstanding options at December 31, 2021, and changes during the three months then ended:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value as of December 31, 2021
Options outstanding at October 1, 2021	778,982	$72.17
Granted	50,200	197.16
Exercised	(25,917)	62.78
Cancelled – forfeited	(6,328)	81.70
Cancelled – expired	(79)	75.32
Ending outstanding	796,858	$80.27	3.33	$101,782,689
Ending vested and expected to vest	670,531	$77.62	3.35	$99,764,662
Ending exercisable at December 31, 2021	315,389	$53.99	2.59	$48,571,633

The weighted-average grant-date fair value of options granted during the three months ended December 31, 2021 and 2020, was $60.55 and $25.20, respectively.

Included in the above-noted stock option grants and stock compensation expense are performance-based stock options that vest only upon the Company’s achievement of certain earnings per share targets on a calendar year basis, as determined by the Company’s Board of Directors. These options were valued in the same manner as the time-based options. However, the Company only recognizes stock compensation expense to the extent that the targets are determined to be probable of being achieved, which triggers the vesting of the performance options. The Company recognized $481,000 and $513,000 of stock compensation expense for the three months ended December 31, 2021 and 2020, respectively, for performance-based stock options. The Company recognized $1,702,000 and $1,316,000 of stock compensation expense for the nine months ended December 31, 2021 and 2020, respectively, for performance-based stock options.

Note 4 — Treasury Stock

The Company’s Board of Directors approved the commencement of a stock repurchase program in the fall of 1996. In May 2021, the Company’s Board of Directors approved a 1,000,000 share expansion to the Company’s existing stock repurchase program, increasing the total number of shares of the Company’s common stock approved for repurchase over the life of the program to 38,000,000 shares. Since the commencement of the stock repurchase program, the Company has spent $630 million on the repurchase of 37,073,634 shares of its common stock, equal to 68% of the outstanding common stock had there been no repurchases. The average price of these repurchases was $16.99 per share. These repurchases were funded primarily by the net earnings of the Company, along with proceeds from the exercise of common stock options. During the three and nine months ended December 31, 2021, the Company repurchased 135,734 shares of its common stock for $25.5 million at an average price of $188.13 per share and 420,082 shares of its common stock for $65.3 million at an average price of $155.42, respectively. The Company had 17,653,759 shares of common stock outstanding as of December 31, 2021, net of the 37,073,634 shares in treasury. During the period subsequent to the quarter ended December 31, 2021, the Company repurchased 42,629 shares of its common stock for $8.0 million at an average price of $187.62 per share under the Company’s stock repurchase program.

Note 5 — Weighted Average Shares and Net Income Per Share

Basic weighted average common shares outstanding decreased to 17,785,000 for the quarter ended December 31, 2021 from 17,899,000 for the quarter ended December 31, 2020. Diluted weighted average common and common equivalent shares outstanding increased to 18,211,000 for the quarter ended December 31, 2021 from 18,180,000 for the quarter ended December 31, 2020. Basic weighted average common shares outstanding decreased to 17,841,000 for the nine months ended December 31, 2021 from 17,939,000 for the nine months ended December 31, 2020. Diluted weighted average common and common equivalent shares outstanding increased to 18,221,000 for the nine months ended December 31, 2021 from 18,156,000 for the nine months ended December 31, 2020.

Net income per common and common equivalent share was computed by dividing net income by the weighted average number of common and common share equivalents outstanding during the period. The following table sets forth the calculations of the basic and diluted weighted average common shares for the three and nine months ended December 31, 2021 and 2020:

	Three Months Ended December 31,
	2021	2020
Net Income	$13,858,000	$11,380,000
Basic:
Weighted average common shares outstanding	17,785,000	17,899,000
Net Income per share	$0.78	$0.64
Diluted:
Weighted average common shares outstanding	17,785,000	17,899,000
Treasury stock impact of stock options	426,000	281,000
Total common and common equivalent shares	18,211,000	18,180,000
Net Income per share	$0.76	$0.63

	Nine Months Ended December 31,
	2021	2020
Net Income	$46,773,000	$31,547,000
Basic:
Weighted average common shares outstanding	17,841,000	17,939,000
Net Income per share	$2.62	$1.76
Diluted:
Weighted average common shares outstanding	17,841,000	17,939,000
Treasury stock impact of stock options	380,000	217,000
Total common and common equivalent shares	18,221,000	18,156,000
Net Income per share	$2.57	$1.74

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

Note 8 — Accounts and Income Taxes Payable and Accrued Liabilities

The following table sets forth accounts payable, income taxes payable, and accrued liabilities at December 31, 2021 and March 31, 2021:

	December 31, 2021	March 31, 2021
Accounts payable	$11,821,000	$12,353,000
Income taxes payable and uncertain tax positions	525,000	1,221,000
Total accounts and taxes payable	$12,346,000	$13,574,000

	December 31, 2021	March 31, 2021
Payroll, payroll taxes and employee benefits	$38,570,000	$43,998,000
Customer deposits	70,163,000	56,498,000
Accrued professional service fees	7,590,000	7,016,000
Self-insurance accruals	2,968,000	3,704,000
Deferred revenue	22,820,000	22,514,000
Operating lease liabilities	13,807,000	12,765,000
Other	2,273,000	2,391,000
Total accrued liabilities	$158,191,000	$148,886,000

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

The components of lease expense are as follows:

	Three Months Ended	Three Months Ended
	December 31, 2021	December 31, 2020
Operating lease expense	$3,580,000	$3,629,000
Finance lease expense	24,000	26,000
Short-term lease expense	3,000	4,000
Variable lease expense	136,000	60,000
Total lease expenses	$3,743,000	$3,719,000

	Nine Months Ended	Nine Months Ended
	December 31, 2021	December 31, 2020
Operating lease expense	$10,519,000	$11,587,000
Finance lease expense	74,000	51,000
Short-term lease expense	10,000	170,000
Variable lease expense	403,000	178,000
Total lease expenses	$11,006,000	$11,986,000

The following table presents the lease related assets and liabilities recorded on the Company’s consolidated balance sheets related to its operating leases:

	December 31, 2021	March 31, 2021
Right-of-use asset, net	$43,387,000	$45,324,000
Short-term lease liability	$13,807,000	$12,765,000
Long-term lease liability	38,244,000	41,898,000
Total lease liabilities	$52,051,000	$54,663,000
Weighted average remaining operating lease term	4.83 years	5.42 years
Weighted average remaining finance lease term	3.50 years	4.25 years
Weighted average discount rate	2.8%	3.9%

Supplemental cash flow information related to operating leases for the nine months ended December 31, 2021 and 2020 was as follows:

	Nine Months Ended	Nine Months Ended
	December 31, 2021	December 31, 2020
Cash paid for amounts included in the measurement of operating lease liabilities	$11,204,000	$11,250,000
Operating lease liabilities arising from obtaining ROU assets	$60,420,000	$105,164,000
Finance lease liabilities arising from obtaining ROU assets	$358,000	$358,000
Reductions to ROU assets resulting from reductions to operating lease liabilities	$6,446,000	$1,466,000

As of December 31, 2021, maturities of operating lease liabilities for each of the next five years and thereafter are as follows:

2022	$3,793,000
2023	14,148,000
2024	10,773,000
2025	8,771,000
2026	6,593,000
Thereafter	12,076,000
Total lease payments	56,154,000
Less interest	(4,103,000)
Total lease liabilities	$52,051,000

As of December 31, 2021, the Company has approximately $5.2 million of additional operating lease commitments that have not yet commenced. These additional leases commence in 2023 and have lease terms between 2 years and 5 years.

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

Overview

CorVel Corporation is an independent nationwide provider of medical cost containment and managed care services designed to address the escalating medical costs of workers’ compensation benefits, automobile insurance claims, and group health insurance benefits. The Company’s services are provided to insurance companies, TPAs, governmental entities, and self-administered employers to assist them in managing the medical costs and monitoring the quality of care associated with healthcare claims. In November 2021, the Bureau of Labor Statistics reported that the occupational injury and illness incidence rate for 2020 decreased by 5.7% from the prior year.

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

The COVID-19 pandemic impacted our business, most significantly during the June and September 2020 quarters. We implemented a 10% reduction in headcount that began late in the March 2020 quarter and continued through the June 2020 quarter. We took actions intended to protect our employees and our customers that adversely affected our results. We reduced discretionary spending, including but not limited to cutting spending in planned capital expenditures, travel, recruiting, consulting and temporary help expenses. We did not apply for governmental loans to support our operations, but we have taken advantage of certain aspects of the CARES Act such as the deferral of payroll tax deposits through December 31, 2020. The Company paid back half the deferral of payroll tax deposits during the December 31, 2021 quarter. The Company will pay back the rest of payroll tax deposits during the December 31, 2022 quarter. The majority of our workforce continues to work from home.

Summary of Quarterly Results

The Company’s revenues increased to $164.5 million in the quarter ended December 31, 2021 from $141.5 million in the quarter ended December 31, 2020, an increase of $23.0 million, or 16.3%. This increase was due to an increase in revenues in patient management and network solutions services primarily as a result of the economy recovering from the impact of the economic shutdown due to the COVID-19 pandemic in the United States that continued during the December 2020 quarter. Most of the increase in revenues resulted primarily from an increase in activity with existing customers and, to a lesser extent, an increase in new customers.

Cost of revenues increased to $129.3 million in the quarter ended December 31, 2021 from $110.6 million in the quarter ended December 31, 2020, an increase of $18.7 million, or 16.9%. This increase was primarily due to the increase of 16.3% in revenue mentioned above. Additionally, there was an increase in salaries resulting from increased headcount of 15% in field operations.

General and administrative expense increased to $17.5 million in the quarter ended December 31, 2021 from $16.9 million in the quarter ended December 31, 2020, an increase of $0.6 million, or 3.4%. This increase was primarily due to an increase in marketing and software development costs in support of the Company's proprietary systems.

Income tax expense increased to $3.8 million in the quarter ended December 31, 2021 from $2.6 million in the quarter ended December 31, 2020, an increase of $1.2 million, or 48.4%. Income before income tax provision increased to $17.7 million in the quarter ended December 31, 2021 from $14.0 million in the quarter ended December 31, 2020, an increase of $3.7 million, or 26.7%. The effective tax rate was 21.6% for the quarter ended December 31, 2021 compared to 18.5% in the quarter ended December 31, 2020.

Diluted weighted average common and common equivalent shares were 18.2 million shares for the quarters ended December 31, 2021 and 2020. The weighted impact of options exercised and the increased dilution impact of the outstanding options offset the weighted impact of shares repurchased under the Company’s stock repurchase program.

Diluted earnings per share increased to $0.76 per share in the quarter ended December 31, 2021 from $0.63 per share in the quarter ended December 31, 2020, an increase of $0.13 per share, or 20.6%. The increase in diluted earnings per share was primarily due to an increase in net income.

Results of Operations for the three months ended December 31, 2021 and 2020

The Company derives its revenues from providing patient management and network solutions services to payors of workers’ compensation benefits, automobile insurance claims, and group health insurance benefits. The percentages of total revenues attributable to patient management and network solutions services for the quarters ended December 31, 2021 and 2020 are as follows:

	December 31, 2021	December 31, 2020
Patient management services	65.5%	68.2%
Network solutions services	34.5%	31.8%

The following table sets forth, for the periods indicated, the dollar amounts, dollar and percent changes, share changes, and the percentage of revenues represented by certain items reflected in the Company’s unaudited consolidated income statements for the three months ended December 31, 2021 and 2020. The Company’s past operating results are not necessarily indicative of future operating results.

	Three Months Ended	Three Months Ended		Percentage
	December 31, 2021	December 31, 2020	Change	Change
Revenue	$164,508,000	$141,506,000	$23,002,000	16.3%
Cost of revenues	129,320,000	110,613,000	18,707,000	16.9%
Gross profit	35,188,000	30,893,000	4,295,000	13.9%
Gross profit as percentage of revenue	21.4%	21.8%
General and administrative	17,506,000	16,937,000	569,000	3.4%
General and administrative as percentage of revenue	10.6%	12.0%
Income before income tax provision	17,682,000	13,956,000	3,726,000	26.7%
Income before income tax provision as percentage of revenue	10.7%	9.9%
Income tax provision	3,824,000	2,576,000	1,248,000	48.4%
Net income	$13,858,000	$11,380,000	$2,478,000	21.8%
Weighted Average Shares
Basic	17,785,000	17,899,000	(114,000)	(0.6%)
Diluted	18,211,000	18,180,000	31,000	0.2%
Earnings Per Share
Basic	$0.78	$0.64	$0.14	21.9%
Diluted	$0.76	$0.63	$0.13	20.6%

Revenues

Change in revenue to the quarter ended December 31, 2021 from the quarter ended December 31, 2020

Revenues increased to $164.5 million in the quarter ended December 31, 2021 from $141.5 million in the quarter ended December 31, 2020, an increase of $23.0 million, or 16.3%. Patient management services revenues increased to $107.7 million from $96.6 million, an increase of 11.6%. This increase is primarily due to higher revenue from the Company’s TPA and related services. Total new claims increased by 6% during the December 31, 2021 quarter compared to the December 31, 2020 quarter. Network solutions services revenues increased to $56.8 million from $45.0 million, an increase of 26.4%. This increase is primarily due to increases in enhanced bill review programs services, which resulted in higher revenue per bill. Most of the increase came from growth with existing customers and, to a lesser extent, growth with new customers.

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

Change in cost of revenues to the quarter ended December 31, 2021 from the quarter ended December 31, 2020

Cost of revenues increased to $129.3 million in the quarter ended December 31, 2021 from $110.6 million in the quarter ended December 31, 2020, an increase of $18.7 million, or 16.9%. The increase in cost of revenues was primarily due to the increase in total revenues of 16.3%. Additionally, there was an increase in salaries resulting from increased headcount of 15% in field operations. Headcount has increased due to an increase in new business and volume of business.

General and Administrative Expense

For the quarter ended December 31, 2021, general and administrative expense consisted of approximately 49% of corporate systems costs, which include the corporate systems support, implementation and training, rules engine development, national IT strategy and planning, depreciation of hardware costs in the Company’s corporate offices and backup data center, the Company’s nationwide area network, and other systems related costs. The Company includes all IT-related costs managed by the corporate office in general and administrative expense whereas the field IT-related costs are included in the cost of revenues. The remaining general and administrative costs consist of national marketing, national sales support, corporate legal, corporate insurance, human resources, accounting, product management, new business development, and other general corporate expenses.

Change in general and administrative expense to the quarter ended December 31, 2021 from the quarter ended December 31, 2020

General and administrative expense increased to $17.5 million in the quarter ended December 31, 2021 from $16.9 million in the quarter ended December 31, 2020, an increase of $0.6 million, or 3.4%. This increase was primarily due to an increase in advertising and corporate marketing events which are starting to occur again in 2021 after being cancelled in 2020 due to the COVID-19 pandemic. Additionally, software development costs also increased due to an increase in headcount and consulting expenses.

Income Tax Provision

Change in income tax expense to the quarter ended December 31, 2021 from the quarter ended December 31, 2020

Income tax expense increased to $3.8 million in the quarter ended December 31, 2021 from $2.6 million in the quarter ended December 31, 2020, an increase of $1.2 million, or 48.4%. Income before income tax provision increased to $17.7 million in the quarter ended December 31, 2021 from $14.0 million in the quarter ended December 31, 2020, an increase of $3.7 million, or 26.7%. The effective tax rate was 21.6% for the quarter ended December 31, 2021 compared to 18.5% in the quarter ended December 31, 2020. The effective tax rate is less than the statutory tax rate primarily due to the impact of stock option exercises for both periods.

Results of Operations for the nine months ended December 31, 2021 and 2020

The following table sets forth, for the periods indicated, the dollar amounts, dollar and percent changes, share changes, and the percentage of revenues represented by certain items reflected in the Company’s consolidated income statements for the nine months ended December 31, 2021 and 2020. The Company’s past operating results are not necessarily indicative of future operating results.

	Nine Months Ended	Nine Months Ended		Percentage
	December 31, 2021	December 31, 2020	Change	Change
Revenue	$474,871,000	$407,134,000	$67,737,000	16.6%
Cost of revenues	365,808,000	319,228,000	46,580,000	14.6%
Gross profit	109,063,000	87,906,000	21,157,000	24.1%
Gross profit as percentage of revenue	23.0%	21.6%
General and administrative	50,810,000	48,084,000	2,726,000	5.7%
General and administrative as percentage of revenue	10.7%	11.8%
Income before income tax provision	58,253,000	39,822,000	18,431,000	46.3%
Income before income tax provision as percentage of revenue	12.3%	9.8%
Income tax provision	11,480,000	8,275,000	3,205,000	38.7%
Net income	$46,773,000	$31,547,000	$15,226,000	48.3%
Weighted Average Shares
Basic	17,841,000	17,939,000	(98,000)	(0.5%)
Diluted	18,221,000	18,156,000	65,000	0.4%
Earnings Per Share
Basic	$2.62	$1.76	$0.86	48.9%
Diluted	$2.57	$1.74	$0.83	47.7%

Revenues

Change in revenue to the nine months ended December 31, 2021 from the nine months ended December 31, 2020

Revenues increased to $474.9 million for the nine months ended December 31, 2021 from $407.1 million for the nine months ended December 31, 2020, an increase of $67.7 million, or 16.6%. Patient management services revenues increased to $312.8 million from $272.0 million, an increase of 15.0%. This increase is primarily due to higher revenue from the Company’s TPA and related services. Total new claims increased by 14% during the nine months ended December 31, 2021 compared to the nine months ended December 31, 2020. Network solutions services revenues increased to $162.0 million from $135.1 million, an increase of 19.9%. This increase is primarily due to increases in enhanced bill review program services, which resulted in higher revenue per bill. Most of the increase came from growth with existing customers and, to a lesser extent, growth with new customers.

Cost of Revenues

Change in cost of revenues to the nine months ended December 31, 2021 from the nine months ended December 31, 2020

Cost of revenues increased to $365.8 million in the nine months ended December 31, 2021 from $319.2 million in the nine months ended December 31, 2020, an increase of $46.6 million, or 14.6%. The increase in cost of revenues was primarily due to the increase in total revenues of 16.6%. Additionally, there was an increase in salaries resulting from increased headcount of 15% in field operations. Headcount has increased due to an increase in new business and volume of business.

General and Administrative Expense

Change in administrative expense to the nine months ended December 31, 2021 from the nine months ended December 31, 2020

General and administrative expense increased to $50.8 million in the nine months ended December 31, 2021 from $48.1 million in the nine months ended December 31, 2020, an increase of $2.7 million, or 5.7%. This increase was primarily due to an increase in advertising and corporate marketing events which are starting to occur again in 2021 after being cancelled in 2020 due to the COVID-19 pandemic. Additionally, software development costs also increased due to an increase in headcount and consulting expenses.

Income Tax Provision

Change in income tax expense to the nine months ended December 31, 2021 from the nine months ended December 31, 2020

Income tax expense increased to $11.5 million for the nine months ended December 31, 2021 from $8.3 million for the nine months ended December 31, 2020, an increase of $3.2 million, or 38.7%. Income before income tax provision increased to $58.3 million in the nine months ended December 31, 2021 from $39.8 million in the nine months ended December 31, 2020, an increase of $18.4 million, or 46.3%. The income tax expense as a percentage of income before income taxes, also known as the effective tax rate, was 19.8% for the nine months ended December 31, 2021 and 21.0% for the nine months ended December 31, 2020. For the nine months ended December 31, 2021, the effective tax rate is less than the statutory tax rate primarily because of the impact of the stock option exercises.

Liquidity and Capital Resources

The Company has historically funded its operations and capital expenditures primarily from cash flow from operations, and to a lesser extent, proceeds from stock option exercises. Working capital decreased to $98.1 million as of December 31, 2021 from $106.5 million as of March 31, 2021, a decrease of $8.3 million. Cash decreased to $115.5 million as of December 31, 2021 from $139.7 million as of March 31, 2021, a decrease of $24.2 million. This is primarily due to the increase in spending to repurchase shares of the Company’s common stock. The Company did not apply for governmental loans to support the Company’s operations, but has taken advantage of certain aspects of the CARES Act such as the deferral of payroll tax deposits. The Company deferred a total of $10.4 million in payroll tax deposits, half of which was paid during the December 31, 2021 quarter, and the other half of which will be paid back by the end of calendar year 2022.

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

As of December 31, 2021, the Company had $115.5 million in cash and cash equivalents, invested primarily in short term, interest bearing, highly liquid investment grade securities with maturities of 90 days or less.

The Company believes that the cash balance at December 31, 2021 along with anticipated internally-generated funds will be sufficient to meet the Company’s expected cash requirements for at least the next twelve months.

Operating Activities

Nine months ended December 31, 2021 compared to nine months ended December 31, 2020

Net cash provided by operating activities decreased to $50.4 million in the nine months ended December 31, 2021 from $73.8 million in the nine months ended December 31, 2020, a decrease of $23.4 million. The decrease in cash flow from operating activities was primarily due to the fact that the Company had a prior year deferral of payroll taxes provided by the CARES Act in 2020 that was no longer available during the same period in 2021. The Company paid back half of the deferral of payroll taxes during the December 31, 2021 quarter. Additionally, there was an increase in accounts receivable due to an increase in revenues.

Investing Activities

Nine months ended December 31, 2021 compared to nine months ended December 31, 2020

Net cash flow used in investing activities increased to $18.4 million in the nine months ended December 31, 2021 from $13.3 million in the nine months ended December 31, 2020, an increase of $5.1 million. Capital purchases were $18.4 million for the nine months ended December 31, 2021 and $13.3 million for the nine months ended December 31, 2020. The Company increased its spending primarily on developed software and reduced its spending on furniture and leasehold improvements as the Company reduces its lease footprint.

Financing Activities

Nine months ended December 31, 2021 compared to nine months ended December 31, 2020

Net cash flow used in financing activities increased to $56.1 million for the nine months ended December 31, 2021 from $14.9 million for the nine months ended December 31, 2020, an increase of $41.3 million. The increase in net cash used in financing activities was primarily due to an increase in spending on share repurchases to $65.3 million for the nine months ended December 31, 2021. The Company spent $22.1 million on share repurchases for the nine months ended December 31, 2020, when the stock repurchase program was temporarily suspended, from March 21 through June 14, 2020, due to the COVID-19 pandemic.

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

Recent Accounting Standards Update

See Note 1 – Summary of Significant Accounting Policies to the accompanying unaudited consolidated financial statements contained elsewhere in this report for information about recently issued and adopted accounting pronouncements.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2021, the Company held no market risk sensitive instruments for trading purposes, and the Company did not employ any derivative financial instruments, other financial instruments, or derivative commodity instruments to hedge any market risk. The Company had no debt outstanding as of December 31, 2021, and therefore, had no market risk related to debt.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our sequential revenue growth may not increase and may decline in the future as a result of a variety of factors, many of which are outside of our control. If changes in our sequential revenue fall below the expectations of investors or analysts, the price of our common stock could decline substantially. Fluctuations or declines in sequential revenue growth may be due to a number of factors, including, but not limited to, those listed below and identified throughout this “Risk Factors” section: the decline in manufacturing employment, the decline in workers’ compensation claims, the decline in healthcare expenditures, the considerable price competition in a declining workers’ compensation market, litigation, the increase in competition, and the changes and the potential changes in state workers’ compensation and automobile-managed care laws which can reduce demand for our services. These factors create an environment where revenue and margin growth is more difficult to attain and where revenue growth is less certain than historically experienced. Additionally, our technology and preferred provider network face competition from companies that have more resources available to them than we do. Also, some customers may handle their managed care services in-house and may reduce the amount of services which are outsourced to managed care companies such as us. These factors could cause the market price of our common stock to fluctuate substantially. There can be no assurance that our growth rate in the future, if any, will be at or near historical levels.

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

Within the past few years, as the labor market has become less labor intensive and more service oriented, there are declining work-related injuries. Additionally, employers are being more proactive to prevent injuries. If declines in workers’ compensation costs occur in many states and persist over the long-term, it would have a material adverse impact on our business, financial condition and results of operations.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the period covered by this report. The following table sets forth the repurchases of the Company’s common stock made by or on behalf of the Company in open-market transactions for the quarter ended December 31, 2021 pursuant to its publicly announced stock repurchase plan.

			Total Number of
			Shares Purchased	Maximum Number
			as Part of Publicly	of Shares that may
	Total Number of	Average Price Paid	Announced	yet be Purchased
Period	Shares Purchased	Per Share	Program	Under the Program
October 1 to October 31, 2021	47,473	$175.70	47,473	1,014,627
November 1 to November 30, 2021	43,889	$191.30	43,889	970,738
December 1 to December 31, 2021	44,372	$198.22	44,372	926,366
Total	135,734	$188.10	135,734	926,366

In 1996, the Company’s Board of Directors authorized a stock repurchase program for up to 100,000 shares of the Company’s common stock. The Company’s Board of Directors has periodically increased the number of shares authorized for repurchase under the repurchase program. In May 2021, the Company’s Board of Directors increased the number of shares of common stock authorized to be repurchased over the life of the program by 1,000,000 shares of common stock to 38,000,000 shares of common stock. There is no expiration date for the repurchase program. The Company repurchased 420,082 shares of its common stock for $65.3 million at an average price of $155.42 per share during the nine months ended December 31, 2021. As of December 31, 2021, the Company had repurchased 37,073,634 shares of its common stock over the life of the program.

Item 3 – Defaults Upon Senior Securities – None.

Item 4 – Mine Safety Disclosures – Not applicable.

Item 5 – Other Information

On December 8, 2021, CorVel Corporation granted performance options to (i) its Chief Executive Officer and President, Michael G. Combs, (ii) its Chief Financial Officer, Brandon T. O’Brien, (iii) its Chief Marketing Officer, Diane J. Blaha, (iv) its Chief Information Officer, Maxim Shishin and (v) its Vice President, Accounting, Jennifer L. Yoss, to purchase 4,000 shares, 2,500 shares,

2,500 shares, 3,000 shares and 1,750 shares, respectively, of CorVel’s common stock under and pursuant to the terms of the CorVel Restated Omnibus Incentive Plan (Formerly the Restated 1988 Executive Stock Option Plan). These performance options will vest based on the achievement of certain performance criteria, approved by CorVel’s Board of Directors and Compensation Committee, relating to certain earnings per share targets in calendar years 2022, 2023 and 2024. The exercise price of the options equaled the closing price of CorVel’s common stock as quoted by the Nasdaq Global Select Market on the date of grant.

The foregoing description does not purport to be complete and is qualified in its entirety by reference to the text of the Stock Option Agreements, which are filed as Exhibits Nos. 10.1 through 10.5 to this Quarterly Report on Form 10-Q and are incorporated by reference herein.

CONFIDENTIAL PORTIONS OF THE STOCK OPTION AGREEMENTS HAVE BEEN OMITTED PURSUANT TO REGULATION S-K ITEM 601(b)(10)(iv) OF THE SECURITIES ACT OF 1933, AS AMENDED. CERTAIN CONFIDENTIAL INFORMATION HAS BEEN EXCLUDED FROM THE EXHIBITS BECAUSE IT (i) IS NOT MATERIAL AND (ii) WOULD LIKELY CAUSE COMPETITIVE HARM TO CORVEL IF PUBLICLY DISCLOSED. THE REDACTED TERMS HAVE BEEN MARKED IN THE EXHIBITS AT THE APPROPRIATE PLACES WITH EMPTY BRACKETS INDICATED BY [ ].

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

10.1†	Stock Option Agreement granted December 8, 2021 by and between CorVel Corporation and Michael G. Combs, providing for performance vesting.

10.2†	Stock Option Agreement granted December 8, 2021 by and between CorVel Corporation and Brandon T. O’Brien, providing for performance vesting.

10.3†	Stock Option Agreement granted December 8, 2021 by and between CorVel Corporation and Diane J. Blaha, providing for performance vesting.

10.4†	Stock Option Agreement granted December 8, 2021 by and between CorVel Corporation and Maxim Shishin, providing for performance vesting.

10.5†	Stock Option Agreement granted December 8, 2021 by and between CorVel Corporation and Jennifer L. Yoss, providing for performance vesting.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

February 3, 2022