Form 10-K
period 2022-03-31
CORVEL CORP
filed 2022-05-27
CIK 874866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission File Number 0-19291

CorVel Corporation

(Exact name of registrant as specified in its charter)

Delaware	33-0282651
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5128 Apache Plume Road, Suite 400 Fort Worth, Texas	76109
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (817) 390-1416

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.0001 Per Share	CRVL	The Nasdaq Global Select Market

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

As of September 30, 2021, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,725,578,000 based on the closing price per share of $186.22 for the registrant’s common stock as reported on The Nasdaq Global Select Market on such date multiplied by 9,266,340 shares (total outstanding shares of 17,763,576 less 8,497,236 shares held by affiliates) of the registrant’s common stock which were outstanding on such date. For the purposes of the foregoing calculation only, all of registrant’s directors, executive officers and persons known to the registrant to hold ten percent or greater of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of registrant’s Common Stock outstanding as of May 23, 2022 was 17,488,588.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Items 10 through 14 of Part III of this Form 10-K, to the extent not set forth herein, is incorporated herein by reference to portions of the registrant’s definitive proxy statement for the registrant’s 2022 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended March 31, 2022. Except with respect to the information specifically incorporated by reference in this Form 10-K, the registrant’s definitive proxy statement is not deemed to be filed as a part of this Form 10-K.

Auditor Firm Id: 200	Auditor Name: Haskell & White LLP	Irvine, California, United States

CORVEL CORPORATION

2022 ANNUAL REPORT ON FORM 10-K

i

In this Annual Report on Form 10-K (this “annual report”), the terms “CorVel,” “Company,” “we,” “us,” and “our” refer to CorVel Corporation and its subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report and information incorporated by reference herein contain forward-looking statements within the meaning of the Securities Act of 1933, as amended (the "Securities Act"), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, but not limited to, the statements about our plans, strategies and prospects in Part I, Item 1, “Business,” Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this annual report. Words such as “expects,” “anticipates,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “potential,” “continue,” “strive,” “ongoing,” “may,” “will,” “would,” “could,” and “should,” as well as variations of these words or similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on management’s current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by management, and we can give no assurance that we will achieve our plans, intentions or expectations. Certain important factors could cause actual results to differ materially from the forward-looking statements we make in this annual report. Representative examples of these factors include (without limitation):

•
The impact of global pandemics, such as COVID-19;
•
General industry and economic conditions, including a decreasing number of national claims due to decreasing number of injured workers;
•
Competition from other managed care companies and third-party administrators;
•
The Company's ability to renew or maintain contracts with its customers on favorable terms or at all;
•
The ability to expand certain areas of the Company's business;
•
Growth in the the Company's sale of third-party administrator (“TPA”) services;
•
Shifts in customer demands;
•
Increases in operating expenses, including employee wages, benefits and medical inflation;
•
The ability of the Company to produce market-competitive software;
•
Cost of capital and capital requirements;
•
Our ability to attract and retain key personnel;
•
The impact of possible cybersecurity incidents on its business;
•
Possible litigation and legal liability in the course of operations, and the Company's ability to resolve such litigation;
•
Changes in regulations affecting the workers’ compensation, insurance and healthcare industries in general;
•
Governmental and public policy changes, including, but not limited to, legislative and administrative law and rule implementation or change; and
•
The availability of financing in the amounts, at the times, and on the terms necessary to support the Company's future business.

Part I, Item 1A of this annual report, “Risk Factors,” discusses these and other important risk factors that may affect our business, results of operations and financial condition. The factors listed above and the factors described in Part I, Item 1A of this annual report, as well as similar discussions in our other filings with the Securities and Exchange Commission ("SEC") are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could have material adverse effects on our future results. Investors should consider these factors before deciding to make or maintain an investment in our securities. The forward-looking statements included in this annual report are based on information available to us as of the date of this annual report. We expressly disclaim any intent or obligation to update any forward-looking statements to reflect subsequent events or circumstances.

PART I

Item 1. Business.

INTRODUCTION

CorVel applies certain technology, including artificial intelligence, machine learning and natural language processing, to enhance the management of episodes of care and the related health-care costs. We partner with employers, TPAs, insurance companies and government agencies to assist our customers in managing the increasing medical cost of workers' compensation, group health and auto insurance, and in monitoring the quality of care provided to claimants. Our diverse suite of solutions combines our integrated technologies with a human touch. CorVel's customized services, delivered locally, are backed by a national team to support its clients, as well as their customers and patients.

The Company's services include claims management, bill review, preferred provider networks, utilization management, case management, pharmacy services, directed care and Medicare services. CorVel offers its services as a bundled solution (i.e. claims management), on a standalone basis, or as add-ons to existing customers. Customers that do not purchase a bundled solution generally use another provider, an in-house solution, or choose not to utilize such a service to manage their workers’ compensation, health, auto or other liability costs. The price of the bundled services is generally the same as if the products were purchased on an individual basis. Bundled products are generally delivered in the same accounting period.

CorVel was incorporated in Delaware in 1987, and its principal executive offices are located at 5128 Apache Plume Road, Suite 400, Fort Worth, Texas 76109. The Company's telephone number is (817) 390-1416. The Company maintains a nationwide presence across a network of branches, and our Fort Worth, Texas location provides a centrally located hub for the Company. The location provides a sizable property footprint, a concentrated number of employees, and serve as the site for this year’s annual meeting of stockholders. Additionally, our Dallas-Fort Worth metropolitan area offices perform both worker’s compensation and group health services. We believe the location of our headquarters puts us in the best position for future growth across our business in these area or service.

INDUSTRY OVERVIEW

CorVel provides services to employers and payors in the risk management and insurance services arenas, including workers' compensation, general liability, auto liability, and hospital bill auditing and payment integrity. Workers’ compensation is a federally mandated, state-legislated insurance program that requires employers to fund medical expenses, lost wages, and other costs resulting from work-related injuries and illnesses. Workers’ compensation benefits and arrangements vary extensively on a state-by-state basis and are often highly complex. State statutes and court decisions control many aspects of the compensation process, including claims handling, impairment or disability evaluation, dispute settlement, benefit amount guidelines, and cost-control strategies.

In addition to the compensation process, cost containment and claims management continue to be significant employer concerns and many look to managed care vendors and TPAs for cost savings solutions. Cost drivers in workers’ compensation include implementing effective return-to-work and transitional duty programs, coordinating medical care, medical cost management, recognizing fraud and abuse, and improving communications with injured workers. Further, failing to recognize a complex claim at the onset of an injury, often results in a lengthier claims process and a delayed return to work, which drives costs. We offer holistic savings solutions to cost containment using an integrated claims model, which controls costs by advocating medical management at the onset of injury to decrease administrative costs and to reduce the duration of a claimant's disability.

FISCAL 2022 DEVELOPMENTS — Stock Repurchase Program

During fiscal year ended March 31, 2022 ("fiscal 2022"), the Company spent $90 million to repurchase 566,073 shares of its common stock under a plan approved by the Company’s Board of Directors in 1996. Since the commencement of this program in the fall of 1996 through fiscal 2022, the Company has repurchased 37,219,625 shares of its common stock, at a cost of approximately $655 million, and we had 780,375 shares of common stock authorized for repurchase remaining under our share repurchase program as of March 31, 2022. These repurchases were funded primarily from the Company’s operating cash flows.

Expiration of Shareholder Rights Plan

On February 10, 2022, the Second Amended and Restated Preferred Shares Rights Agreement, dated as of November 17, 2008, by and between the Company and Computershare Trust Company, N.A., as amended (the “Shareholder Rights Plan”), and all preferred stock purchase rights distributed to holders of the Company’s common stock pursuant to the Shareholder Rights Plan, expired by their respective terms. Accordingly, the Shareholder Rights Plan is of no further force and effect.

BUSINESS — SERVICES

The Company's network solutions and patient management services reduces claim costs by advocating medical management at the onset of an injury. These solutions offer personalized treatment programs that use precise protocols to advocate timely, quality care for injured workers.

Network Solutions Services

CorVel offers a complete medical savings solution for all in-network and out-of-network medical bills. The Company's services include professional nurse review, true line item review, expert fee negotiations, specialty networks, preferred provider organization ("PPO") management, medical bill repricing, automated adjudication, and electronic reimbursement. Each feature focuses on increasing process efficiencies and maximizing savings opportunities for our customers.

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

Our online portal, CareMC, offers a paperless and cost-effective solution for payors to review and approve bills online and access savings reports. Further, CorVel’s solutions are fully customizable and can be tailored to meet unique payor requirements.

As discussed in greater detail below, bill review services include:

•
Coding review and re-bundling;
•
Reasonable and customary review;
•
Fee schedule analysis;
•
Out-of-network bill review;
•
Pharmacy review;
•
PPO management;
•
Repricing.

PPO Management

PPOs are groups of hospitals, physicians and other healthcare providers that offer services at pre-negotiated rates to employee groups. The Company believes that PPO networks offer employerS an additional means of managing healthcare costs by reducing the per-unit price of medical services provided to employees. CorVel began offering a proprietary national PPO network in 1992 and added leased network agreements to offer our customers extensive coverage and optimal network performance. As of March 31, 2022, the Company's PPO network was comprised of over 1.2 million providers nationwide, which are searchable based on quality, types of services, and location by the public through the Company's mobile application.

CorVel has a long-term strategy of network development, providing comprehensive networks to our customers and customization of networks to meet the specific needs of our customers. The Company believes that the strength of its national PPO network, combined with local PPO developers’ commitment and community involvement, enables CorVel to grow its PPO network's size, quality, depth of discount, and commitment to service.

The Company has a team of national, regional and local personnel supporting the CorVel network. This team of developers is responsible for local recruitment, contract negotiations, credentialing and re-credentialing of providers, and working with customers to develop customer-specific provider networks. Each bill review operation has provider relations support staff to address provider grievances and other billing issues.

The Company selects its providers based on their quality, range of services, price and location. The Company evaluates and credential each provider before inviting them to join its network, and re-credential them every three years. Through this extensive evaluation process, we are able to provide significant hospital, physician and ancillary medical savings, while maintaining high quality care. Provider network services include a national network for all medical coverages, board-certified physicians, provider credentialing, patient channeling, online PPO look-up, printable directories and driving directions, and medical care organizations ("MCOs").

CERiS®

CERiS, CorVel’s enhanced review program, performs a clinical review and comparative analysis of itemized billing statements against national and customer payment standards. CERiS is a national provider of cost management solutions to employers, TPAs, insurance companies and government agencies. The Company’s comprehensive forensic solution reviews charge utilization, appropriateness of charges, and billing behavior, to verify proper payment of claims. CERiS offers clarity to those who pay facility claims and are unsure if the billing is correct. CERiS produces incremental savings both prior and post payment, lowers provider friction, increases efficiencies with client and facility relationships, and easily scales to a payor’s enterprise needs.

Professional Review

CorVel’s professional review service audits and validates facility bill accuracy. This solution also includes review of in-network facility bills. If a bill is identified for professional review, the bill image and its associated medical reports are routed within the system to an experienced medical nurse for review and auditing. The Company’s experienced nurse auditors have clinical backgrounds in all areas of medicine, medical billing and coding to ensure an accurate, consistent and thorough review.

Provider Reimbursement

CorVel’s bill review service automatically issues provider reimbursements, and allows its customers to track dollars spent and bills reviewed, and set reserves through charts available online.

SymbeoSM

We complement our comprehensive solutions by offering our Symbeo technologies, which include scanning, optical character recognition, and document management services. We have added scanning operations to most of the Company’s larger offices around the country, designating them “Capture Centers,” and sell scanning and document management services through all offices. Our scanning service includes a web interface, which provides immediate access to documents and data. Secure document review, approval, transaction workflow and archival storage are available at subscription-based pricing.

Additionally, Symbeo automates the accounts payable process, configuring coding and approvals to customer specific workflows.

Pharmacy Services

CorVel provides patients with a full-feature pharmacy program that offers formulary management, discounted prescriptions, drug interaction monitoring, utilization management and eligibility confirmation. Our network of nationally recognized pharmacies offers claimants savings on the retail price of prescriptions associated with a workers’ compensation claim. The Company’s pharmacy services program includes preferred access to a national pharmacy network, streamlined processing for pharmacies at point of sale, first fill and next fill programs, out-of-network management, medication review services and clinical modeling.

Directed Care Services

CorVel offers a national directed care network that provides access to specialty medical services, which may be required to support an injured worker’s medical treatment plan. CorVel has contracted with medical imaging, physical therapy, diagnostics and ancillary service networks to offer convenient access, timely appointments and preferred rates for these services. The Company manages the entire coordination of care from appointment scheduling through reimbursement, working to achieve timely recovery and increased savings. The Company has directed care networks for CTs and MRIs, diagnostic imaging, physical and occupational therapy, independent medical evaluations, durable medical equipment and transportation and translation.

Medicare Solutions

The Company offers solutions to help manage the requirements mandated by the Centers for Medicare and Medicaid Services (“CMS”). Services include Medicare set asides and agent reporting services to help employers comply with new CMS reporting legislation. As an assigned agent, CorVel can provide services for responsible reporting entities (known as RREs), such as insurers and employers. As an experienced information-processing provider, CorVel is able to electronically submit files to the CMS in compliance with timelines and reporting requirements.

Clearinghouse Services

CorVel’s proprietary medical review software and claims management technology interfaces with multiple clearinghouses to provide for medical review, conversion of electronic forms to appropriate payment formats, seamless submission of bills for payments and rules engines used to help ensure jurisdictional compliance.

Patient Management Services

CorVel offers a unique approach to patient management through the TPA services it offers. Patient management services include claims management and all services sold to claims management customers, as well as case management, its 24/7 virtual care platform with nurse triage, utilization management, vocational rehabilitation, and disability, liability claims, and auto claims management. This integrated service model controls claims costs by advocating medical management at the onset of a claimant's injury to decrease administrative costs and to shorten the duration of the claimant's disability. This automated solution offers a personalized treatment program for each injured worker, using precise treatment protocols to meet the changing needs of patients on an ongoing basis. The Company offers these services on a stand-alone basis or as an integrated component of its medical cost containment services.

Claims Management

The Company serves customers in the self-insured and commercially-insured markets. Incidents and injuries are reported through a variety of intake methods including a 24/7 nurse triage call center, website, mobile applications, toll-free call centers and traditional methods of paper and fax reporting. Reported incidents and injuries are immediately processed by CorVel’s proprietary rules engine, which provides alerts and recommendations throughout the life of a claim. This technology instantly assigns the claimant an expert claims professional, while simultaneously determining if a claim requires immediate attention for triage.

The Company serves customers through alternative loss-funding methods and provides them with a complete range of services, including claims administration, case management, and medical bill review. In addition to the field investigation and evaluation of claims, the Company may also provide initial loss reporting services for claims, loss mitigation services, vocational rehabilitation, administration of trust funds established to pay claims, and risk management information services.

Features of claims management services include automated first notice of loss, three-point contact within 24 hours, prompt claims investigations, detailed diary notes for each step of the claim, graphical dashboards and claim history scorecards, and litigation management and expert testimony.

Case Management

CorVel’s case management and utilization review services address all aspects of disability management and recovery, including utilization review (pre-certification, concurrent review and discharge planning), early intervention, telephonic, field and catastrophic case management, as well as vocational rehabilitation.

The medical management components of CorVel’s program focus on medical intervention, management and appropriateness. In these cases, the Company’s case managers confer with the attending physician, other providers, the patient and the patient’s family to identify the appropriate rehabilitative treatment and most cost-effective healthcare alternatives. The program is designed to offer the injured party prompt access to appropriate medical providers who will provide quality cost-effective medical care. Case managers may coordinate the services or care required and arrange for special pricing of the services.

A telephonic case manager focuses on assisting the claimant's early return to work, medical improvement and determining the appropriate duration of disability. Further, the telephonic case manager facilitates treatment, negotiates with medical providers on behalf of the injured worker and directs the worker's care until certain case closure criteria is met. Utilization review of provider treatment remains ongoing until discharge from treatment.

A field case manager ("FCM") is assigned to claims requiring an onsite referral. Cases are referred to the most appropriate FCM based on geographic location and injury type. Specialized case management services include catastrophic management, life care planning, and vocational rehabilitation services.

Virtual Care Platform

Injured workers can contact our 24/7 nurse triage hotline to speak with a registered nurse who specializes in occupational injuries. An assessment is immediately made to recommend self-care, or refer the worker to seek further medical care from our network of preferred providers. CorVel is able to provide quick and accurate care intervention, often preventing a minor injury from becoming an expensive claim. Our virtual platform allows employer access to online case information, comprehensive incident gathering, and healthcare advocacy for injured workers. Additionally, after being screened by a triage nurse, the service now offers Telehealth, which connects injured workers with doctors for virtual appointments via their computers and smart mobile devices. Telehealth, which is approved in nearly all states, is integrated into CorVel’s healthcare model as an option for qualified injuries, primarily musculoskeletal. Telehealth preserves the integrity of the patient-physician relationship with confidential, HIPAA compliant transactions, while also channeling injured workers to network providers for physical therapy or prescriptions when needed.

Utilization Management

CorVel's utilization management programs review proposed care to determine appropriateness, frequency, duration and setting. These programs utilize experienced registered nurses, proprietary medical treatment protocols and systems technology to avoid unnecessary treatments and associated costs. Utilization management processes include injury review, diagnosis and treatment planning, contacting and negotiating provider treatment requirements, certifying appropriateness of treatment parameters, and responding to provider requests for additional treatment. Utilization management services include prospective review, retrospective review, concurrent review, professional nurse review, second opinion, peer review, precertifications and independent medical evaluation.

Vocational Rehabilitation

CorVel’s vocational rehabilitation program is designed for injured workers needing assistance returning to work or retaining employment. This comprehensive suite of services helps employees who are unable to perform their work functions and who face the possibility of joining the open labor market to seek re-employment. These services are available unbundled on an integrated basis as dictated by the requirement of each case and customer preference, or by individual statutory requirements. Vocational rehabilitation services include: ergonomic assessments, rehabilitation plans, transferable skills analysis, labor market services, job seeking skills, resumé development, job analysis and development, job placement, career counseling and expert testimony.

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

Liability Claims Management

CorVel also offers liability claims management services that can be sold on a stand-alone basis or as part of patient management. Liability claims management services include claims management, adjusting services, litigation management, claims subrogation, and investigations regarding auto liability, general liability, product liability, personal injury, professional liability, property damage, accidents and weather-related damage.

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

SYSTEMS AND TECHNOLOGY

Infrastructure and Data Center

The Company utilizes a tier III-rated data center as its primary processing site. Redundancy is provided at many levels in power, cooling, and computing resources, with the goal of ensuring maximum uptime and system availability for the Company’s production systems. The Company has embraced server virtualization and consolidation techniques to push the fault-tolerance of systems even further. These technologies bring increased availability, speed-to-production and scalability.

Adoption of Imaging Technologies and Paperless Workflow

Utilizing scanning and automated data capture processes allows the Company to process incoming paper and electronic claims documents, including medical bills, with less manual handling, which has improved the Company’s workflow processes and resulted in cost savings to us and our customers. Through the Company’s online portal, CareMC, customers can review bills as soon as they are processed and approve a bill for payment, streamlining their workflows and expediting the payment process.

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

CareMC®

The Company's CareMC (www.caremc.com) platform offers customers direct and immediate access to the Company’s primary service lines. CareMC allows for electronic communication and reporting between providers, payors, employers and patients. The website allows customers to report an incident/injury, request service, schedule an appointment, review bills, manage claims, access their treatment calendar, contest medical bills, and access automated provider reimbursement.

In addition, through CareMC, customers can:

•
Manage files throughout the life of the claim;
•
Receive and relay case notes from case managers; and
•
Integrate information from multiple claims management sources into one database.

CareMC facilitates healthcare transaction processing. Using artificial intelligence technology, the website provides situation alerts and event triggers, to facilitate prompt and effective decisions. CareMC users can quickly see where event outliers are occurring within the claims management process. If costs exceed pre-determined thresholds or activities fall outside expected timelines, the customer can be quickly notified. The latest feature within CareMC, the Edge, modernizes claims processing and adapts to the way people work. This module facilitates quicker decision making by prioritizing information that is easily actionable. Seamlessly integrated within the platform, the Edge browses codified data and prioritizes claims, alerting adjusters to those claims needing attention and actions that need to be taken. The Edge displays live, claims information on one screen to help guide users toward their next action.

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

CUSTOMERS AND MARKETING

CorVel serves a diverse group of customers, which include insurers, TPAs, self-administered employers, government agencies, municipalities, state funds, and numerous other stakeholders in the health care industry. CorVel provides workers’ compensation services to virtually any size employer and in any state or region of the United States. No single customer represented more than 10% of revenues in fiscal 2022, or in fiscal years ended March 31, 2021 and 2020. One customer accounted for 10% or more of accounts receivable as of March 31, 2022 and 2021. Many claims management decisions in workers’ compensation are the responsibility of the local claims office of national or regional insurers. The Company’s national branch office network enables the Company to market and offer its services at both a local and national account level, though the Company placed increasing emphasis on national account marketing. The sales and marketing activities are conducted primarily by account executives located in key geographic areas.

COMPETITION AND MARKET CONDITIONS

The healthcare cost containment industry is competitive and is subject to economic pressures for cost savings and legislative reforms. CorVel’s primary competitors in the workers’ compensation market include TPAs, MCOs, large insurance carriers and numerous independent companies. Many of the Company’s competitors are significantly larger and have greater financial and marketing resources than the Company. Moreover, the Company’s customers may establish the in-house capability of performing the kinds of services offered by the Company. If the Company is unable to compete effectively, it will be difficult to add and retain customers, and the Company’s business, financial condition and results of operations will be materially and adversely affected.

There has been unprecedented acceleration in mobile and other technology in the past few years. This capability provides immediate access and begins to present business opportunities that were previously predicated on a less connected environment. The Company continues to leverage the latest technological innovation to connect all parties involved in the workers' compensation, risk management, and insurance processes in ways that were unimaginable in the past. The Company remains focused on executing its strategy to offer industry-leading claims management and cost containment solutions to the market.

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

In contrast, the management and information services provided by the Company to its customers typically have not been the subject of regulation by the federal government or the states. Since the managed healthcare field is a rapidly expanding and changing industry and the cost of healthcare continues to increase, it is possible that state and federal regulatory frameworks will expand to have a greater impact on the conduct and operation of the Company’s business.

Under the current workers’ compensation system, employer insurance or self-funded coverage is governed by individual laws in each of the 50 states and by certain federal laws. The management and information services that make up the Company’s managed care program serve markets that have developed largely in response to needs of insurers, employers and large TPAs, and generally have not been mandated by legislation or other government action. On the other hand, the vocational rehabilitation case management marketplace within the workers’ compensation system has been dependent upon the laws and regulations within those states that require the availability of specified rehabilitation services for injured workers. Similarly, the Company’s fee schedule auditing services address market needs created by certain states’ enactment of maximum permissible fee schedules for workers’ compensation services. Changes in individual state regulation of workers’ compensation may create a greater or lesser demand for some or all of the Company’s services or require the Company to develop new or modified services to meet the needs of and compete effectively in the marketplace.

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

HUMAN CAPITAL

As of March 31, 2022, CorVel had 4,233 employees, including nurses, claims adjusters, and other employees. Our entire workforce is concentrated in the United States. No employees are represented by any collective bargaining unit. Management believes the Company’s relationship with its employees to be good.

The COVID-19 pandemic had a significant impact on our human capital management. Most of our office locations are operating at reduced capacity as 62% of our employees are permanent work from home. We have instituted safety protocols and procedures for employees when they are in an office.

Human Capital is a key component to our success. CorVel was recently awarded, for the second year in a row, certification as a Great Place to Work Company based on independent surveys of its employees. Our culture and organizational purpose is embodied by our ACE-IT values of Accountability, Commitment, Excellence, Integrity, and Teamwork. These values define our desired culture, and influence organizational behavior, decision-making and our people priorities. Our mission is to provide an enduring culture where we are empowered to seek our full potential, working together to change the industry, making a real difference to those we serve. Our vision is to make a real difference with our partners by creating a new standard of excellence in service and outcomes.

Diversity, Equity and Inclusion

Diversity and inclusion are core to the Company’s values and instrumental in delivering stronger business growth. The more diverse our backgrounds and experiences, the more we can achieve together working side by side. We are committed to recruiting the most qualified people for the job regardless of gender, ethnicity or other protected traits and to comply fully with all domestic, foreign and local laws relating to discrimination in the workplace. Additionally, we believe in providing opportunities for career progression for our people and as such, we strive to fill our open positions with internal talent whenever possible. Our Company’s greatest strength and resource is the talent of our employees.

To ensure that our leaders and employees model fairness and inclusivity in their behaviors; diversity, equity and inclusion training was completed by our leaders and mandated for all employees. We are proud of having a diverse workforce and remain committed to increasing the empowerment of women and minorities across our operations.

As of March 31, 2022, over a third of our employees identify as racially/ethnically diverse. Additionally, over 79% of our employees identify as women. Over 71% of the Company’s managers identify as women.

Employee Wellness

At CorVel, we provide a variety of comprehensive benefit programs that are designed to support the physical, mental and financial well-being of our people. Examples of such programs include: formal wellness programs with fitness challenges and incentives for prioritizing physical exercise; employee assistance programs; group healthcare and telemedicine programs; company-sponsored retirement savings plans; tuition assistance; and programs that support work-life balance such as remote work arrangements and paid-time off.

Employee Development

Employee development continues to be of strategic importance in fiscal 2022. We require our adjusters and nurse case managers to take specific trainings related to their responsibilities as part of the onboarding process. In 2021, we held our first leadership development program for managers. In 2022, the leadership program is being expanded to additional cohorts and is open to managers and supervisors. The program was designed internally and is a combination of six focused workshops facilitated by different members of our executive team and a curated reading list. During the program, the participants work individually and in group sessions to learn and improve leadership skills from proven resources and have the opportunity to roundtable situations to provide optimal resolutions for their teams.

AVAILABLE INFORMATION

Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and any amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Exchange Act, as well as other filings made with the SEC, are available free of charge through our website (http://www.corvel.com, under the Investor section) as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

The inclusion of our website address and the address of any of our portals, such as www.caremc.com, in this annual report does not include or incorporate by reference into this annual report any information contained on, or accessible through, such websites.

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

Risks Related to Our Business and Industry

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

Our results of operations have been adversely affected and could in the future be materially adversely affected by the COVID-19 coronavirus pandemic, or other pandemics or incidents of disease.

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

The rapid and widespread transmission of COVID-19 continues to impact us in significant ways. If the pandemic does not subside, or if there is a resurgence, it could materially adversely impact our business operations, financial position and results of operations in unpredictable ways that depend on highly-uncertain future developments, such as determining the effectiveness of current or future government actions to address the public health or economic impacts of the pandemic. Any of these risks might have a materially adverse effect on our business operations and our financial position or results of operations.

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

U.S. privacy and data security laws apply to our various businesses. Governments, privacy advocates and class action attorneys are increasingly scrutinizing how companies collect, process, use, store, share and transmit personal data. Globally, new laws, such as the General Data Protection Regulation in Europe, the California Consumer Privacy Act in California, and industry self-regulatory codes have been enacted and more are being considered that may affect our ability to respond to customer requests under the laws, and to implement our business models effectively. These requirements, among others, may force us to bear the burden of more onerous obligations in our contracts. Any perception of our practices, products or services as a violation of individual privacy rights may subject us to public criticism, class action lawsuits, reputational harm, or investigations or claims by regulators, industry groups or other third parties, all of which could disrupt our business and expose us to increased liability. Additionally, we store information on behalf of our customers and if our customers fail to comply with contractual obligations or applicable laws, it could result in litigation or reputational harm to us.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

In its fiscal year ended March 31, 2021, the Company relocated its principal executive office to Fort Worth, Texas. The Company entered into a lease for approximately 25,000 square feet for its headquarters, which expires in April 2028. The Company leases 71 branch offices in 43 states, which range in size from 200 square feet up to 59,000 square feet. The lease terms for the branch offices range from monthly to ten years and expire at various dates through 2029. In addition to its leased properties, the Company owns a 32,000 square foot building located in Milwaukie, Oregon. The Company believes that its facilities are adequate for its current needs and that suitable additional space will be available as required to scale its business.

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

Item 3. Legal Proceedings.

From time to time the Company is involved in litigation arising in the ordinary course of business. Management believes that resolution of these matters will not result in any payment that, in the aggregate, would be material to its financial position or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s common stock is traded on The Nasdaq Global Select Market under the symbol CRVL.

Holders. As of May 23, 2022, there were approximately 804 holders of record of the Company’s common stock according to the information provided by the Company’s transfer agent.

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

Recent Sales of Unregistered Equity Securities. None.

Issuer Purchases of Equity Securities. The following table summarizes purchases of the Company’s common stock made by or on behalf of the Company or on behalf of any affiliated purchaser in the quarter ended March 31, 2022.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that may yet be Purchased Under the Program
January 1 to January 31, 2022	42,629	$187.59	42,629	883,737
February 1 to February 28, 2022	47,586	159.65	47,586	836,151
March 1 to March 31, 2022	55,776	164.89	55,776	780,375
Total	145,991	$169.81	145,991	780,375

In 1996, the Company’s Board of Directors authorized a stock repurchase program initially for up to 100,000 shares of the Company’s common stock. The Company’s Board of Directors has periodically increased the number of shares of common stock authorized for repurchase under the program. In May 2021, the Company’s Board of Directors increased the number of shares of common stock authorized to be repurchased over the life of the program by 1,000,000 shares of common stock to 38,000,000 shares of common stock. As of March 31, 2022, the Company has repurchased 37,219,625 shares of its common stock over the life of the program. There is no expiration date for the program.

STOCK PERFORMANCE GRAPH

The graph and the table depicted below show a comparison of cumulative total stockholder returns for the Company, the Nasdaq and the Nasdaq Healthcare Services Index over a five year period beginning on March 31, 2017. The graph assumes that $100 was invested in the Company’s Common Stock on March 31, 2017, and in each index, and that all dividends were reinvested. No cash dividends have been paid or declared on the Common Stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

CorVel Stock Performance Graph
$400
$350
$300
$250
$200
$150
$100
$50
$-
March 31, 2017
March 31, 2018
March 31, 2019
March 31, 2020
March 31, 2021
March 31, 2022
CorVel
Nasdaq U.S.
Nasdaq Health

	2017	2018	2019	2020	2021	2022
CorVel Corporation	100.00	116.21	149.98	125.31	235.84	387.22
U.S. Nasdaq	100.00	119.48	130.75	130.25	224.08	240.55
U.S. Nasdaq Healthcare Services	100.00	110.76	122.05	116.14	172.90	144.11

Notwithstanding anything to the contrary set forth in any of our previous filings made under the Securities Act or the Exchange Act that might incorporate future filings made by us under those statutes, neither the preceding Stock Performance Graph, nor the information relating to it, is “soliciting material” or is “filed” or is to be incorporated by reference into any such prior filings, nor shall such graph or information be incorporated by reference into any future filings made by us under those statutes.

Item 6. [Reserved.]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management's Discussion and Analysis of Financial Condition and Results of Operations financial condition appears in a separate section of this annual report immediately following the "Signatures" section, and is incorporated herein by this reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates. We do not hold or issue financial instruments for trading purposes.

Our invested assets are primarily held as cash and cash equivalents, which are subject to various market risk exposures such as interest rate risk. The fair value of our portfolio of cash and cash equivalents as of March 31, 2022 approximated its carrying value due to its short-term duration. We estimated market risk as the potential decrease in fair value resulting from a hypothetical one-percentage point increase in interest rates for the instruments contained in the cash and cash equivalents investment portfolio. The resulting fair values were not materially different from their carrying values at March 31, 2022.

Item 8. Financial Statements and Supplementary Data.

The Company’s consolidated financial statements, as listed under Item 15(a)(1), appear in a separate section of this annual report, and are incorporated herein by this reference. The financial statement schedule is included below under Item 15(a)(2). The Company’s selected quarterly financial data appears in Note 14 to the Company’s consolidated financial statements in a separate section of this annual report, and is incorporated herein by this reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining a system of internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America; providing reasonable assurance that our receipts and expenditures are made in accordance with authorizations of our management and directors; and providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.

Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control—Integrated Framework. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of March 31, 2022 to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Our independent registered public accounting firm, Haskell & White LLP, has audited our consolidated financial statements included in this annual report and has issued an attestation report on the effectiveness of our internal control over financial reporting as of March 31, 2022 as stated in their report that is included in Part II, Item 8 herein.

Changes to Internal Control over Financial Reporting

During the quarter ended March 31, 2022, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information in the sections titled “Proposal One: Election of Directors,” “Corporate Governance, Board Composition and Board Committees,” and “Information About Our Executive Officers” appearing in the Company’s definitive proxy statement for the 2022 annual meeting of stockholders ("2022 Annual Meeting") is incorporated herein by reference.

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

Item 11. Executive Compensation.

The information in the sections titled “Executive Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” and “Compensation of Directors,” appearing in the Company’s definitive proxy statement for the 2022 Annual Meeting is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information in the sections titled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Equity Compensation Plan Information” appearing in the Company’s definitive proxy statement for the 2022 Annual Meeting is incorporated herein by reference.

Item 13. Certain Relationships and Related Party Transactions, and Director Independence.

The information in the sections titled “Certain Relationships and Related Person Transactions,” “Proposal One: Election of Directors,” and “Corporate Governance, Board Composition and Board Committees” appearing in the Company’s definitive proxy statement for the 2022 Annual Meeting is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information under the captions “Principal Accountant Fees and Services,” “Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm” and “Ratification of Appointment of Independent Registered Public Accounting Firm” appearing in the Company’s definitive proxy statement for the 2022 Annual Meeting is incorporated herein by reference.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)(1) Financial Statements:

The Company’s financial statements appear in a separate section of this annual report, beginning on the pages referenced below:

(a)(2) Financial Statement Schedule:

The Company’s consolidated financial statements, as listed under Item 15(a)(1), appear in a separate section of this annual report and are incorporated herein by this reference. The Company’s financial statement schedule is as follows:

Schedule II — Valuation and Qualifying Accounts

	Balance at Beginning of Year	Additions Charged to Cost and Expenses	Deductions	Balance at End of Year
Allowance for doubtful accounts:
Fiscal Year Ended March 31, 2022:	$3,274,000	$158,000	$(870,000)	$2,562,000
Fiscal Year Ended March 31, 2021:	5,133,000	2,021,000	(3,880,000)	3,274,000
Fiscal Year Ended March 31, 2020:	5,508,000	1,606,000	(1,981,000)	5,133,000

(a)(3) Exhibits:

EXHIBITS

Exhibit No.	Title	Method of Filing

3.1	Fourth Amended and Restated Certificate of Incorporation of CorVel Corporation.	Incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020 filed on August 6, 2020 (File No. 000-19291).

3.2	Second Amended and Restated Bylaws of CorVel Corporation.	Incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020 filed on August 6, 2020 (File No. 000-19291).

4.1	Description of Securities	Filed herewith.

10.1*	Restated Omnibus Incentive Plan (Formerly The Restated 1988 Executive Stock Option Plan)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 4, 2020 (File No. 000-19291).

10.2*	Forms of Notice of Grant of Stock Option, Stock Option Agreement and Notice of Exercise Under the Restated Omnibus Incentive Plan (Formerly The Restated 1988 Executive Stock Option)

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

10.3*	Restated 1991 Employee Stock Purchase Plan, as amended	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 11, 2021 (File No. 000-19291).

10.4	Fidelity Master Plan for Savings and Investment, and amendments (P) Paper filing	Incorporated herein by reference to Exhibits 10.16 and 10.16A to the Company’s Registration Statement on Form S-1 Registration No. 33-40629 initially filed on May 16, 1991.

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

Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 24, 2008 (File No. 000-19291).

10.6*†	Stock option agreement, dated November 3, 2016, between the Company and Michael G. Combs, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020 filed on June 10, 2020 (File No. 000-19291).

10.7*†	Stock option agreement, dated November 3, 2016, between the Company and Diane J. Blaha, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020 filed on June 10, 2020 (File No. 000-19291).

10.8*†	Stock option agreement, dated November 3, 2016, between the Company Richard Schweppe, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020 filed on June 10, 2020 (File No. 000-19291).

10.9*†	Stock Option Agreement, dated November 2, 2017, by and between CorVel Corporation and Michael G. Combs, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020 filed on June 10, 2020 (File No. 000-19291).

10.10*†	Stock Option Agreement, dated November 2, 2017, by and between CorVel Corporation and Diane J. Blaha, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020 filed on June 10, 2020 (File No. 000-19291).

10.11*†	Stock Option Agreement, dated November 2, 2017, by and between CorVel Corporation and Michael Saverien, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020 filed on June 10, 2020 (File No. 000-19291).

10.12*†	Stock Option Agreement, dated November 2, 2017, by and between CorVel and Corporation and Maxim Shishin, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020 filed on June 10, 2020 (File No. 000-19291).

10.13*†	Stock Option Agreement, dated November 1, 2018, by and between CorVel Corporation and Michael G. Combs, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020 filed on June 10, 2020 (File No. 000-19291).

10.14*†	Stock Option Agreement, dated November 1, 2018, by and between CorVel Corporation and Diane J. Blaha, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020 filed on June 10, 2020 (File No. 000-19291).

10.15*†	Stock Option Agreement, dated November 1, 2018, by and between CorVel Corporation and Michael Saverien, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020 filed on June 10, 2020 (File No. 000-19291).

10.16*†	Stock Option Agreement, dated November 1, 2018, by and between CorVel and Corporation and Maxim Shishin, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020 filed on June 10, 2020 (File No. 000-19291).

10.17*†	Stock Option Agreement, dated November 1, 2018, by and between CorVel and Corporation and Brandon O’Brien, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020 filed on June 10, 2020 (File No. 000-19291).

10.18*†	Stock Option Agreement, dated November 1, 2018, by and between CorVel and Corporation and Jennifer Yoss, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020 filed on June 10, 2020 (File No. 000-19291).

10.19*†	Stock Option Agreement, dated November 5, 2019, by and between CorVel Corporation and Michael Combs, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on December 31, 2019 (File No. 000-19291).

10.20*†	Stock Option Agreement, dated November 5, 2019, by and between CorVel Corporation and Brandon O’Brien, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed on December 31, 2019 (File No. 000-19291).

10.21*†	Stock Option Agreement, dated November 5, 2019, by and between CorVel Corporation and Diane J. Blaha, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K/A filed on December 31, 2019 (File No. 000-19291).

10.22*†	Stock Option Agreement, dated November 5, 2019, by and between CorVel Corporation and Michael Saverien, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K/A filed on December 31, 2019 (File No. 000-19291).

10.23*†	Stock Option Agreement, dated November 5, 2019, by and between CorVel Corporation and Maxim Shishin, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K/A filed on December 31, 2019 (File No. 000-19291).

10.24*†	Stock Option Agreement, dated November 5, 2019, by and between CorVel Corporation and Jennifer Yoss, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K/A filed on December 31, 2019 (File No. 000-19291).

10.25*†	Stock Option Agreement, dated November 5, 2020, by and between CorVel Corporation and Michael Combs, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 12, 2020 (File No. 000-19291).

10.26*†	Stock Option Agreement, dated November 5, 2020, by and between CorVel Corporation and Brandon O’Brien, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 12, 2020 (File No. 000-19291).

10.27*†	Stock Option Agreement, dated November 5, 2020, by and between CorVel Corporation and Diane J. Blaha, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 12, 2020 (File No. 000-19291).

10.28*†	Stock Option Agreement, dated November 5, 2020, by and between CorVel Corporation and Maxim Shishin, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 12, 2020 (File No. 000-19291).

10.29*†	Stock Option Agreement, dated November 5, 2020, by and between CorVel Corporation and Jennifer Yoss, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on November 12, 2020 (File No. 000-19291).

10.30*†	Stock Option Agreement, dated December 8, 2021, by and between CorVel Corporation and Michael Combs, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2021 filed on February 3, 2022 (File No. 000-19291).

10.31*†	Stock Option Agreement, dated December 8, 2021, by and between CorVel Corporation and Brandon O’Brien, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2021 filed on February 3, 2022 (File No. 000-19291).

10.32*†	Stock Option Agreement, dated December 8, 2021, by and between CorVel Corporation and Diane J. Blaha, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2021 filed on February 3, 2022 (File No. 000-19291).

10.33*†	Stock Option Agreement, dated December 8, 2021, by and between CorVel Corporation and Maxim Shishin, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2021 filed on February 3, 2022 (File No. 000-19291).

10.34*†	Stock Option Agreement, dated December 8, 2021, by and between CorVel Corporation and Jennifer Yoss, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2021 filed on February 3, 2022 (File No. 000-19291).

21.1	Subsidiaries of the Company.	Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm, Haskell & White LLP.	Filed herewith.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101.INS	Inline XBRL Instance Document	Furnished herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Furnished herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Furnished herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Furnished herewith.

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

Date: May 27, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ V. Gordon Clemons	Chairman of the Board	May 27, 2022
V. Gordon Clemons

/s/ Michael G. Combs	Chief Executive Officer and President	May 27, 2022
Michael G. Combs	(Principal Executive Officer)

/s/ Brandon T. O’Brien	Chief Financial Officer	May 27, 2022
Brandon T. O’Brien	(Principal Financial Officer)

/s/ Jennifer L. Yoss	Vice President, Accounting	May 27, 2022
Jennifer L. Yoss	(Principal Accounting Officer)

/s/ Alan R. Hoops	Director	May 27, 2022
Alan R. Hoops

/s/ Steven J. Hamerslag	Director	May 27, 2022
Steven J. Hamerslag

/s/ R. Judd Jessup	Director	May 27, 2022
R. Judd Jessup

/s/ Jean H. Macino	Director	May 27, 2022
Jean H. Macino

/s/ Jeffrey J. Michael	Director	May 27, 2022
Jeffrey J. Michael

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations may include certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including (without limitation) statements with respect to anticipated future operating and financial performance, including the impact of COVID-19, growth and acquisition opportunities and other similar forecasts and statements of expectation. Words such as “expects,” “anticipates,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “potential,” “continue,” “strive,” “ongoing,” “may,” “will,” “would,” “could,” “should,” as well as variations of these words and similar expressions, are intended to identify these forward-looking statements. Forward-looking statements made by the Company and its management are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance.

The Company disclaims any obligations to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise. Actual future performance, outcomes, and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of these factors include (without limitation) the impact of global pandemics, such as COVID-19; general industry and economic conditions, including a decreasing number of national claims due to a decreasing number of injured workers; competition from other managed care companies and third party administrators; the ability to expand certain areas of the Company’s business; growth in the Company’s sale of TPA services; shifts in customer demands; the ability of the Company to produce market-competitive software; changes in operating expenses including employee wages, benefits, and medical inflation; cost of capital and capital requirements; dependence on key personnel; the impact of possible cybersecurity incidents; existing and possible litigation and legal liability in the course of operations and the Company’s ability to resolve such litigation; governmental and public policy changes, including but not limited to legislative and administrative law and rule implementation or change; the impact of recently issued accounting standards on the Company’s consolidated financial statements; the continued availability of financing in the amounts and at the terms necessary to support the Company’s future business and the other risks identified in Part I, Item 1A of this annual report, “Risk Factors.”

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

Summary of Fiscal 2022 Annual Results

The Company had revenues of $646 million in fiscal 2022, an increase of $94 million, or 17%, compared to $553 million for fiscal 2021. This increase was due to an increase in revenues in patient management and network solutions services primarily as a result of the economy recovering from the impact of the economic shutdown due to the COVID-19 pandemic in the United States. Most of the increase in revenues resulted from an increase in activity and services provided for existing customers and, to a lesser extent, an increase in new customers.

During fiscal 2022, the Company’s gross profit increased to $152 million from $124 million in fiscal 2021, an increase of $28 million, or 23%. This increase was primarily due to the increase of 17% in revenue mentioned above. Additionally, there was an increase in salaries resulting from increased headcount of 15% in field operations.

During fiscal 2022, the Company’s general and administrative expenses increased to $67.6 million from $64.4 million in fiscal 2021, an increase of $3.2 million, or 4.9%. This increase was primarily due to an increase in marketing and software development costs in support of the Company's proprietary systems.

During fiscal 2022, the Company’s net income before tax increased to $84.5 million from $59.2 million in fiscal 2021, an increase of $25.3 million, or 42.8%. The increase was primarily due to an increase in revenues and pretax margin.

During fiscal 2022, the Company’s income tax expense increased to $18.1 million from $12.8 million in fiscal 2021, an increase of $5.3 million, or 41.2%. The increase was due to an increase in income before income taxes. The Company’s effective income tax rate was 21% for fiscal year 2022 and 22% for fiscal year 2021.

Diluted weighted average shares were 18.1 million shares in fiscal 2022 and 18.2 million shares in fiscal 2021, with a decrease of 39,000 shares, or 0.2%. This decrease was primarily due to the repurchase of 566,073 shares of common stock in fiscal 2022 offset by stock issuances to employees. Since commencing this program in the fall of 1996, the Company has repurchased 37,219,625 shares of its common stock through March 31, 2022, at a cost of $655 million. These repurchases were funded primarily from the Company’s operating cash flows.

Diluted earnings per share increased to $3.66 per share in fiscal 2022 from $2.55 per share in fiscal 2021, an increase of $1.11 per share, or 43.5%. This was primarily due to an increase in net income.

COVID-19 Pandemic

The COVID-19 pandemic impacted our business, most significantly during the June and September 2020 quarters. We implemented a 10% reduction in headcount that began late in the March 2020 quarter and continued through the June 2020 quarter. We took actions intended to protect our employees and our customers that adversely affected our results. We reduced discretionary spending, including but not limited to cutting spending in planned capital expenditures, travel, recruiting, consulting and temporary help expenses. We did not apply for governmental loans to support our operations, but we have taken advantage of certain aspects of the CARES Act such as the deferral of payroll tax deposits through December 31, 2020. The Company paid back half the deferral of payroll tax deposits during the December 31, 2021 quarter. The Company will pay back the rest of the payroll tax deposits by the end of calendar year 2022. The majority of our workforce continues to work from home.

Results of Operations

The Company derives its revenues from providing patient management and network solutions services to payors of workers’ compensation benefits, automobile insurance claims, and group health insurance benefits. Patient management services include claims management and all services sold to claims management customers, case management, 24/7 nurse triage, utilization management, vocational rehabilitation, and life care planning. Network solutions services include fee schedule auditing, hospital bill auditing, pharmacy, independent medical examinations, directed care services, diagnostic imaging review services and preferred provider referral services. The percentages of total revenues attributable to patient management and network solutions services for the fiscal years ended March 31, 2022, 2021 and 2020 are listed below.

	2022	2021	2020
Patient management services	65.6%	66.7%	65.3%
Network solutions services	34.4%	33.3%	34.7%
	100.0%	100.0%	100.0%

As noted in the table above, patient management services grew slightly, from fiscal 2020 to fiscal 2022. This is primarily due to the Company’s increased focus in the sale of TPA and related services, which are included within patient management services.

The following table shows the consolidated statements of income for the fiscal years ended March 31, 2022, 2021 and 2020 and the dollar changes, as well as the percentage changes for each fiscal year. The following amounts are in thousands, except per share data and percentages.

	Fiscal 2022	Fiscal 2021	Fiscal 2020	Amount Change from Fiscal 2021 to 2022	Amount Change from Fiscal 2020 to 2021	Percent Change from Fiscal 2021 to 2022	Percent Change from Fiscal 2020 to 2021
Revenues	$646,230	$552,644	$592,225	$93,586	$(39,581)	16.9%	(6.7%)
Cost of revenues	494,116	429,020	466,304	65,096	(37,284)	15.2	(8.0)
Gross profit	152,114	123,624	125,921	28,490	(2,297)	23.0	(1.8)
General and administrative	67,602	64,449	65,210	3,153	(761)	4.9	(1.2)
Income before income taxes	84,512	59,175	60,711	25,337	(1,536)	42.8	(2.5)
Income tax provision	18,102	12,819	13,334	5,283	(515)	41.2	(3.9)
Net income	$66,410	$46,356	$47,377	$20,054	$(1,021)	43.3%	(2.2%)
Net income per share:
Basic	$3.74	$2.59	$2.59	$1.15	$-	44.4%	0.0%
Diluted	$3.66	$2.55	$2.55	$1.11	$-	43.5%	0.0%
Weighted average shares used in net income per share:
Basic	17,753	17,930	18,326	(177)	(396)	(1.0%)	(2.2%)
Diluted	18,127	18,166	18,602	(39)	(436)	(0.2%)	(2.3%)

As previously identified in Part I, Item 1A of this annual report, “Risk Factors,” the Company’s ability to maintain or grow revenues is subject to several risks including, but not limited to, the COVID-19 pandemic, changes in government regulations, exposure to litigation and the ability to add or retain customers. Any of these, or a combination of all of them, could have a material and adverse effect on the Company’s results of operations going forward.

The following table sets forth, for the periods indicated, the percentage of revenues represented by certain items reflected in the Company’s consolidated statements of income. The Company’s past operating results are not necessarily indicative of future operating results. The percentages for the fiscal years ended March 31, 2022, 2021 and 2020 are as follows:

Income Statement Percentages	2022	2021	2020
Revenues	100.0%	100.0%	100.0%
Cost of revenues	76.5%	77.6%	78.7%
Gross profit	23.5%	22.4%	21.3%
General and administrative	10.5%	11.7%	11.0%
Income before income taxes	13.0%	10.7%	10.3%
Income tax provision	2.8%	2.3%	2.3%
Net income	10.2%	8.4%	8.0%

Revenue

The Company derives its revenues from providing patient management and network solutions services to payors of workers’ compensation benefits, automobile insurance claims, and group health insurance benefits.

Change in Revenue

Fiscal 2022 Compared to Fiscal 2021

Revenues increased to $646 million in fiscal 2022 from $553 million in fiscal 2021, an increase of $94 million, or 17%. Patient management services increased to $424 million from $369 million, an increase of 15%. This increase is primarily due to higher revenue from the Company’s TPA and related services. Total new claims increased by 17% during fiscal 2022 compared to fiscal 2021. Network solutions services revenues increased to $222 million from $184 million, an increase of 21%. This increase is primarily due to increases in enhanced bill review programs services, which resulted in higher revenue per bill. Most of the increase in revenues resulted from an increase in activity and services provided for existing customers and, to a lesser extent, an increase in new customers.

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

Cost of Revenue

The Company’s cost of revenues consists of direct expenses, costs directly attributable to the generation of revenue, and indirect costs which are incurred to support the operations in the field offices which generate the revenue. Direct expenses primarily include (i) case manager and bill review analysts’ salaries, along with related payroll taxes and fringe benefits, and (ii) costs associated with independent medical examinations (known as IME), prescription drugs, and MRI, physical therapy, and durable medical equipment providers. Most of the Company’s revenues are generated in offices which provide both patient management services and network solutions services. The largest of the field indirect costs are (i) manager salaries and bonuses, (ii) account executive base pay and commissions, (iii) salaries of administrative and clerical support, field systems personnel and PPO network developers, along with related payroll taxes and fringe benefits, and (iv) office rent. During fiscal 2022 and 2021, approximately 36% and 37%, respectively, of the costs incurred in the field were considered field indirect costs, which support both the patient management services and network solutions services operations of the Company’s field operations.

Change in Cost of Revenue

Fiscal 2022 Compared to Fiscal 2021

The Company’s cost of revenues increased to $494 million in fiscal 2022 from $429 million in fiscal 2021, an increase of $65 million, or 15%. The increase in cost of revenues was primarily due to the increase in total revenues of 17%. Additionally, there was an increase in salaries resulting from increased headcount of 15% in field operations. Headcount has increased due to an increase in new business and volume of business.

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

General and Administrative Expense

During fiscal years 2022, 2021 and 2020, approximately 51%, 51%, and 53%, respectively, of general and administrative costs consisted of corporate systems costs, which include the corporate systems support, implementation and training, rules engine development, national IT strategy and planning, depreciation of hardware costs in the Company’s corporate offices and backup data center, the Company’s nationwide area network, and other systems related costs. The Company includes all IT-related costs managed by the corporate office in general and administrative whereas the field IT-related costs are included in the cost of revenues. The remaining general and administrative costs consist of national marketing, national sales support, corporate legal, corporate insurance, human resources, accounting, product management, new business development, and other general corporate expenses.

Change in General and Administrative Expense

Fiscal 2022 Compared to Fiscal 2021

General and administrative expenses increased to $67.6 million in fiscal 2022 from $64.4 million in fiscal 2021, an increase of $3.2 million, or 4.9%. This increase was primarily due to an increase in advertising and corporate marketing events which started to occurring again in calendar year 2021 after being cancelled in 2020 due to the COVID-19 pandemic. Additionally, software development costs also increased due to an increase in headcount and consulting expenses.

Fiscal 2021 Compared to Fiscal 2020

General and administrative expense decreased to $64.4 million in fiscal 2021 from $65.2 million in fiscal 2020, a decrease of $0.8 million, or 1.2%. The decrease in general and administrative expense was primarily due to a decrease in legal expenses.

Income Tax Provision

Fiscal 2022 Compared to Fiscal 2021

The Company’s income tax expense increased to $18.1 million for fiscal 2022 from $12.8 million for fiscal 2021, an increase of $5.3 million. Income before income tax provision increased to $84.5 million in fiscal 2022 from $59.2 million in fiscal 2021, an increase of $25.3 million, or 42.8%.The Company’s effective income tax rate was 21% for fiscal 2022 and 22% for fiscal 2021. The effective tax rate is less than the statutory tax rate primarily due to the impact of stock option exercises for both periods.

Fiscal 2021 Compared to Fiscal 2020

The Company’s income tax expense decreased to $12.8 million for fiscal 2021 from $13.3 million for fiscal 2020, a decrease of $0.5 million. The Company’s effective income tax rate was 22% for fiscal years 2021 and 2020. Income before income tax provision decreased to $59.2 million in fiscal 2021 from $60.7 million in fiscal 2020, a decrease of $1.5 million.

Net Income

Fiscal 2022 Compared to Fiscal 2021

The Company’s net income increased to $66.4 million in fiscal 2022 from $46.4 million in fiscal 2021, an increase of $20.1 million, or 43.3%. This increase was primarily due to an increase in pretax margin, which increased to 13.1% from 10.7%, and a 17% increase in revenues.

Fiscal 2021 Compared to Fiscal 2020

The Company’s net income decreased to $46.4 million in fiscal 2021 from $47.4 million in fiscal 2020, a decrease of $1.0 million, or 2.2%. This decrease was primarily due to a 7% decrease in revenues.

Earnings per Share

Fiscal 2022 Compared to Fiscal 2021

The Company’s diluted earnings per share increased to $3.66 per share in fiscal 2022 from $2.55 per share in fiscal 2021, an increase of $1.11 per share, or 43.5%. This was primarily due to an increase in net income.

Fiscal 2021 Compared to Fiscal 2020

The Company’s diluted earnings per share was $2.55 in fiscal 2021 and 2020. This was primarily due to a decrease in net income and a decrease in diluted weighted average shares because of shares repurchased under the Company’s stock repurchase program.

Liquidity and Capital Resources

The Company manages its liquidity and financial position in the context of its overall business strategy. The Company continually forecasts and manages its cash, investments, working capital balances and capital structure to meet the short- and long-term obligations of its businesses while seeking to maintain liquidity and financial flexibility. Cash flows generated from operating activities are principally from earnings before non-cash expenses. The risk of decreased operating cash flow from a decline in earnings is partially mitigated by the diversity of the Company’s services, geographies and customers, and the Company has had virtually no interest-bearing debt for the past 31 years.

The Company has historically funded its operations and capital expenditures primarily from cash flow from operations, and to a lesser extent, stock option exercises. The Company’s net accounts receivables have ranged from 39 to 44 days of average sales for the fiscal years ended March 31, 2022, 2021 and 2020. The Company expects days sales outstanding (known as DSO) to remain in the low to mid 40-day range. The Company’s historical profit margins and historical ratio of investments in assets used in the business has allowed the Company to generate sufficient cash flow to repurchase $655 million of its common stock during the past 25 fiscal years, on inception-to-date net earnings of $665 million. The Company repurchases shares during periods of excess liquidity, which has occurred in all 31 years that the Company has been public. Should the Company have lower income or cash flows, it could reduce or eliminate repurchases under the stock repurchase program until earnings and cash flow improved. Working capital decreased to $93.6 million at March 31, 2022 from $106.5 million at March 31, 2021. This is primarily due to the increase in spending to repurchase shares of the Company’s common stock. The Company did not apply for governmental loans to support the Company’s operations, but has taken advantage of certain aspects of the CARES Act such as the deferral of payroll tax deposits. The Company deferred a total of $10.4 million in payroll tax deposits, half of which was paid during the December 31, 2021 quarter, and the other half of which will be paid back by the end of calendar year 2022.

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

As of March 31, 2022, the Company had $97.5 million in cash and cash equivalents, invested primarily in short-term, interest-bearing, highly-liquid, investment-grade securities with maturities of 90 days or less.

The Company believes that the cash balance at March 31, 2022 along with anticipated internally-generated funds will be sufficient to meet the Company’s expected cash requirements for at least the next twelve months.

Operating Cash Flows

Fiscal 2022 Compared to Fiscal 2021

Net cash provided by operating activities decreased to $67.2 million in fiscal 2022 from $94.4 million in fiscal 2021, a decrease of $27.2 million. The decrease in cash flow from operating activities was primarily due to the fact that the Company had a prior year deferral of payroll taxes provided by the CARES Act in 2020 that was no longer available during the same period in 2021. The Company paid back half of the deferral of payroll taxes during the December 31, 2021 quarter. There was an increase in accounts receivable due to an increase in revenues. Additionally, annual bonuses for calendar years 2021 and 2022 were paid in fiscal 2022.

Fiscal 2021 Compared to Fiscal 2020

Net cash provided by operating activities increased to $94.4 million in fiscal 2021 from $80.8 million in fiscal 2020, an increase of $13.6 million. The improvement in cash from operating activities was primarily due to the payroll taxes deferral provided by the CARES Act partially offset by a decrease in net income.

Investing Activities

Fiscal 2022 Compared to Fiscal 2021

Net cash flow used in investing activities increased to $29.8 million in fiscal 2022 from $17.2 million in fiscal 2021, an increase of $12.6 million. The Company increased its spending primarily on developed software and reduced its spending on furniture and leasehold improvements as the Company reduces its lease footprint.

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

Financing Activities

Fiscal 2022 Compared to Fiscal 2021

Net cash flow used in financing activities increased to $79.6 million in fiscal 2022 from $20.6 million in fiscal 2021, an increase of $59.0 million. During fiscal 2022, the Company spent $90 million to repurchase 566,073 shares of its common stock (at an average price of $159.14 per share). During fiscal 2021, the Company spent $33 million to repurchase 367,961 shares of its common stock (at an average price of $88.79 per share).

If the Company continues to generate cash flow from operating activities, the Company may continue to repurchase shares of its common stock on the open market, if authorized by the Company’s Board of Directors pursuant to the Company's stock repurchase program, or seek to identify other businesses to acquire. The Company has historically used cash provided by operating activities and from the exercise of stock options to repurchase stock. The Company expects that it may use some of the cash on the balance sheet at March 31, 2022 to repurchase additional shares of its common stock in the future.

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

Inflation

The Company experiences pricing pressures in the form of competitive prices. The Company is also impacted by rising costs for certain inflation-sensitive operating expenses such as labor, employee benefits, and facility leases. The Company does not believe these impacts were material to its revenues or net income in fiscal 2022; however, the Company believes inflation could have a material impact to pricing and operating expenses in future years due to the state of the economy and current inflation rates.

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

Revenue Recognition: Revenue is recognized when control of the promised services is transferred to the Company’s customers in an amount that reflects the consideration expected to be entitled to in exchange for those services. As the Company completes its performance obligations which are identified below, it has an unconditional right to consideration as outlined in the Company’s contracts. Generally, the Company’s billed accounts receivable are expected to be collected in 30 days in accordance with the underlying payment terms. For many of the Company’s services, the Company typically has one performance obligation; however, it also provides the customer with an option to acquire additional services. The Company offers multiple services under its patient management and network solutions service lines. The Company typically provides a menu of offerings from which the customer may choose to purchase. The price of each service is separate and distinct and provides a separate and distinct value to the customer. Pricing is generally consistent for each service irrespective of the other services or quantities requested by the customer.

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

Operating and financing lease liabilities and their corresponding right-of-use assets are initially recorded based on the present value of lease payments over the expected remaining lease term. The interest rate implicit in lease contracts is typically not readily determinable. As a result, we utilize our incremental borrowing rate to discount lease payments, which reflects the fixed rate at which we could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment. The Company’s leases may include options to extend or terminate the lease which are included in the lease term when it is reasonably certain that we will exercise any such options. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

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

The Company must make significant judgments and estimates in determining contractual and bad debt allowances in any accounting period. One significant uncertainty inherent in the Company’s analysis is whether its past experience will be indicative of future periods. Although the Company considers future projections when estimating contractual and bad debt allowances, the Company ultimately makes its decisions based on the best information available to it at the time the decision is made. Adverse changes in general economic conditions or trends in reimbursement amounts for the Company’s services could affect the Company’s contractual and bad debt allowance estimates, collection of accounts receivable, cash flows, and results of operations. One customer accounted for 10% or more of accounts receivable at March 31, 2022 and 2021.

Goodwill and Long-Lived Assets: Goodwill arising from business combinations represents the excess of the purchase price over the estimated fair value of the net assets of the acquired business. Pursuant to ASC 350-10 through ASC 350-30, “Goodwill and Other Intangible Assets,” goodwill is tested annually for impairment or more frequently if circumstances indicate the potential for impairment. Also, management tests for impairment of its amortizable intangible assets and long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The impairment test is conducted at the company level. The measurement of fair value is based on an evaluation of market capitalization and is further tested using a multiple of earnings approach. In projecting the Company’s cash flows, management considers industry growth rates and trends and cost structure changes. Based on the Company’s tests and reviews, no impairment of its goodwill, intangible assets, or other long-lived assets existed at March 31, 2022 or March 31, 2021. However, future events or changes in current circumstances could affect the recoverability of the carrying value of goodwill and long-lived assets.

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

Legal and Other Contingencies: As discussed in Part I, Item 3 of this annual report, “Legal Proceedings” and in Note 10, “Contingencies and Legal Proceedings” in the notes to our consolidated financial statements, the Company is subject to various legal proceedings and claims that arise in the ordinary course of business. The Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. There is significant judgment required in both the probability determination and as to whether an exposure can be reasonably estimated. The outcomes of legal proceedings and claims brought against the Company are subject to significant uncertainty.

Share-Based Compensation: The Company accounts for share-based compensation in accordance with the provisions of ASC Topic 718 “Compensation – Stock Compensation”. Under ASC 718, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). For the fiscal year ended March 31, 2022, the Company recorded share-based compensation expense of $5,198,000.

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s term, and the Company’s expected annual dividend yield. The Company issues performance-based stock options which vest only upon the Company’s achievement of certain earnings per share targets on a calendar year basis, as determined by the Company’s Board of Directors. These options were valued in the same manner as the time-based options. However, the Company only recognizes stock compensation expense to the extent that the targets are determined to be probable of being achieved, which triggers the vesting of the performance options. The Company’s management believes that this valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in fiscal 2022. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

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

Recently Issued Accounting Standards

Management has evaluated recent accounting pronouncements through the date the financial statements were issued and filed with the SEC and believes that there are none that will have a material impact on the Company’s financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of CorVel Corporation

Opinions on the Consolidated Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of CorVel Corporation (the “Company”) as of March 31, 2022 and 2021, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2022, and the related notes and financial statement schedule (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of March 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2022 and 2021, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2022, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (Continued)

Revenue Recognition - Refer to Note 2 to the Consolidated Financial Statements

Critical Audit Matter Description:

The Company recognizes revenue upon transfer of control of promised services or products to customers in an amount that reflects the consideration the Company expects to receive in exchange for those services or products. Certain services and products involve estimation of the related transaction price that, in turn, led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to management’s judgments. Revenues that are most significantly impacted by management’s estimates and judgments include (i) bill review services that contain contractual provisions that allow the customer to compensate the Company only for services that it utilizes and (ii) directed care services at period-end for which the Company has not been billed by the related providers.

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

Irvine, California

May 27, 2022

CORVEL CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,
	2022	2021
ASSETS
Current Assets
Cash and cash equivalents	$97,504,000	$139,716,000
Customer deposits	69,781,000	56,497,000
Accounts receivable (less allowance for doubtful accounts of $2,562,000 at March 31, 2022 and $3,274,000 at March 31, 2021)	82,586,000	64,722,000
Prepaid expenses and income taxes	15,123,000	8,006,000
Total current assets	264,994,000	268,941,000
Property and equipment, net	76,268,000	70,619,000
Goodwill	36,814,000	36,814,000
Other intangible assets, net	1,669,000	2,104,000
Right-of-use asset, net	35,020,000	45,324,000
Deferred tax asset, net	—	613,000
Other assets	481,000	345,000
Total assets	$415,246,000	$424,760,000
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts and income taxes payable	$14,431,000	$13,574,000
Accrued liabilities	156,939,000	148,886,000
Total current liabilities	171,370,000	162,460,000
Deferred income taxes, net	1,689,000	—
Long-term lease liabilities	29,792,000	41,898,000
Total liabilities	202,851,000	204,358,000
Commitments and contingencies
Stockholders' Equity
Common stock, $.0001 par value: 120,000,000 shares authorized at March 31, 2022 and 2021; 54,788,712 shares issued (17,569,087 shares outstanding, net of treasury shares) and 54,529,642 shares issued (17,876,090 shares outstanding, net of treasury shares) at March 31, 2022 and March 31, 2021, respectively	3,000	3,000
Paid-in-capital	201,609,000	185,941,000
Treasury stock, at cost (37,219,625 and 36,653,552 shares at March 31, 2022 and 2021, respectively)	(654,520,000)	(564,435,000)
Retained earnings	665,303,000	598,893,000
Total stockholders' equity	212,395,000	220,402,000
Total liabilities and stockholders' equity	$415,246,000	$424,760,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Years Ended March 31,
	2022	2021	2020
Revenues	$646,230,000	$552,644,000	$592,225,000
Cost of revenues	494,116,000	429,020,000	466,304,000
Gross profit	152,114,000	123,624,000	125,921,000
General and administrative	67,602,000	64,449,000	65,210,000
Income before income taxes	84,512,000	59,175,000	60,711,000
Income tax provision	18,102,000	12,819,000	13,334,000
Net income	$66,410,000	$46,356,000	$47,377,000
Net income per share:
Basic	$3.74	$2.59	$2.59
Diluted	$3.66	$2.55	$2.55
Weighted average shares outstanding:
Basic	17,753,000	17,930,000	18,326,000
Diluted	18,127,000	18,166,000	18,602,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Fiscal Years Ended March 31, 2022, 2021 and 2020

	Common Shares	Stock Amount	Paid-in-Capital	Treasury Shares	Treasury Stock	Retained Earnings	Total Stockholders' Equity
Balance – March 31, 2019	54,021,032	$3,000	$155,798,000	(35,463,238)	$(466,156,000)	$505,160,000	$194,805,000
Stock issued under employee stock purchase plan	8,451	—	505,000	—	—	—	505,000
Stock issued under stock option plan, net of shares repurchased	225,074	—	8,147,000	—	—	—	8,147,000
Stock-based compensation expense	—	—	4,485,000	—	—	—	4,485,000
Purchase of treasury stock	—	—	—	(822,353)	(65,608,000)	—	(65,608,000)
Net income	—	—	—	—	—	47,377,000	47,377,000
Balance – March 31, 2020	54,254,557	3,000	168,935,000	(36,285,591)	(531,764,000)	552,537,000	189,711,000
Stock issued under employee stock purchase plan	6,007	—	534,000	—	—	—	534,000
Stock issued under stock option plan, net of shares repurchased	269,078	—	11,494,000	—	—	—	11,494,000
Stock-based compensation expense	—	—	4,978,000	—	—	—	4,978,000
Purchase of treasury stock	—	—	—	(367,961)	(32,671,000)	—	(32,671,000)
Net income	—	—	—	—	—	46,356,000	46,356,000
Balance – March 31, 2021	54,529,642	3,000	185,941,000	(36,653,552)	(564,435,000)	598,893,000	220,402,000
Stock issued under employee stock purchase plan	3,363	—	564,000	—	—	—	564,000
Stock issued under stock option plan, net of shares repurchased	255,707	—	9,906,000	—	—	—	9,906,000
Stock-based compensation expense	—	—	5,198,000	—	—	—	5,198,000
Purchase of treasury stock	—	—	—	(566,073)	(90,085,000)	—	(90,085,000)
Net income	—	—	—	—	—	66,410,000	66,410,000
Balance – March 31, 2022	54,788,712	$3,000	$201,609,000	(37,219,625)	$(654,520,000)	$665,303,000	$212,395,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended March 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$66,410,000	$46,356,000	$47,377,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,916,000	23,436,000	22,516,000
Loss on write down or disposal of property, capitalized software or investment	122,000	590,000	149,000
Stock compensation expense	5,198,000	4,978,000	4,485,000
Provision for doubtful accounts	158,000	2,021,000	1,606,000
Deferred income taxes	2,302,000	(8,376,000)	1,470,000
Changes in operating assets and liabilities:
Accounts receivable	(18,022,000)	(976,000)	3,964,000
Customer deposits	(13,284,000)	(7,507,000)	(3,723,000)
Prepaid expenses and income taxes	(7,116,000)	3,003,000	(3,834,000)
Other assets	(135,000)	504,000	(595,000)
Accounts and income taxes payable	1,423,000	(3,355,000)	1,095,000
Accrued liabilities	8,052,000	31,561,000	11,885,000
Operating lease liabilities	(1,802,000)	2,144,000	(5,569,000)
Net cash provided by operating activities	67,222,000	94,379,000	80,826,000
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(29,819,000)	(17,243,000)	(32,360,000)
Net cash used in investing activities	(29,819,000)	(17,243,000)	(32,360,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of employee stock purchase options	564,000	534,000	505,000
Exercise of common stock options	9,906,000	11,494,000	8,147,000
Purchase of treasury stock	(90,085,000)	(32,671,000)	(65,608,000)
Net cash used in financing activities	(79,615,000)	(20,643,000)	(56,956,000)
Net (decrease) increase in cash and cash equivalents	(42,212,000)	56,493,000	(8,490,000)
Cash and cash equivalents at beginning of year	139,716,000	83,223,000	91,713,000
CASH AND CASH EQUIVALENTS AT END OF YEAR	$97,504,000	$139,716,000	$83,223,000
Supplemental cash flow information
Income taxes paid	$19,405,000	$20,760,000	$15,077,000
Accrual of software license purchase	$—	$—	$3,790,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended March 31, 2022, 2021 and 2020

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

Basis of Presentation: The consolidated financial statements include the accounts of CorVel and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to fiscal 2022 presentation. These changes had no impact on previously-reported results of operations or shareholders’ equity.

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

Cash and Cash Equivalents: Cash and cash equivalents consist of short-term, interest-bearing highly-liquid investment-grade securities with maturities of 90 days or less when purchased. The carrying amounts of the Company’s financial instruments approximate their fair values at March 31, 2022 and 2021 due to the short-term nature of those instruments. Customer deposits represent cash that is expected to be returned or applied towards payment within one year through the Company’s provider reimbursement services.

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

The carrying amount of the Company’s financial instruments (i.e. cash and cash equivalents, accounts receivable, accounts payable, etc.) approximates their fair values at March 31, 2022 and 2021 due to the short-term nature of those instruments. The Company has no financial instruments that are measured at fair value on a recurring basis.

Revenue Recognition: Revenue is recognized when control of the promised services is transferred to the Company’s customers in an amount that reflects the consideration expected to be entitled to in exchange for those services. As the Company completes its performance obligations which are identified in Note 2, it has an unconditional right to consideration as outlined in the Company’s contracts. Generally, the Company’s billed accounts receivable are expected to be collected in 30 days in accordance with the underlying payment terms. For many of the Company’s services, the Company typically has one performance obligation; however, it also provides the customer with an option to acquire additional services. The Company offers multiple services under its patient management and network solutions service lines. The Company typically provides a menu of offerings from which the customer may choose to purchase. The price of each service is separate and distinct and provides a separate and distinct value to the customer. Pricing is generally consistent for each service irrespective of the other services or quantities requested by the customer.

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

Accounts Receivable: The majority of the Company’s accounts receivable are due from companies in the property and casualty insurance industries, self-insured employers and governmental entities. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are generally due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Those accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable against the reserve when they become uncollectible. Accounts receivable includes $27,307,000, and $17,213,000 of unbilled receivables at March 31, 2022 and 2021, respectively. Unbilled receivables represent the amounts expected to be collected for work performed which has not yet been invoiced to the customer. Unbilled receivables are generally invoiced within one year.

Concentrations of Credit Risk: Substantially all of the Company’s customers are payors of workers’ compensation benefits and property and casualty insurance, which include insurance companies, third party administrators, self-insured employers and government entities. Credit losses consistently have been within management’s expectations. Virtually all of the Company’s cash is invested at financial institutions in amounts which exceed the FDIC insurance levels. No customer accounted for 10% or more of revenue for fiscal 2022, 2021 or 2020. One customer accounted for 10% or more of accounts receivable at March 31, 2022 and 2021.

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

The Company accounts for internally-developed software costs in accordance with ASC 350-40, “Internal Use Software”. Capitalized software development costs, intended for internal use, totaled $29,806,000 (net of $131,907,000 in accumulated amortization) and $27,902,000 (net of $120,832,000 in accumulated amortization), as of March 31, 2022 and 2021, respectively. These costs are included in computer software in property and equipment and are amortized over a period of five years.

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

Operating and financing lease liabilities and their corresponding right-of-use assets are initially recorded based on the present value of lease payments over the expected remaining lease term. The interest rate implicit in lease contracts is typically not readily determinable. As a result, we utilize our incremental borrowing rate to discount lease payments, which reflects the fixed rate at which we could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment. The Company’s leases may include options to extend or terminate the lease which are included in the lease term when it is reasonably certain that we will exercise any such options. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Goodwill and Indefinite Lived Long-Lived Assets: The Company accounts for its business combinations in accordance with the ASC 805-10 through ASC 805-50, “Business Combinations,” which (i) requires that the purchase method of accounting be applied to all business combinations and (ii) addresses the criteria for initial recognition of intangible assets and goodwill. In accordance with ASC 350-10 through ASC 350-30, goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment annually, or more frequently if circumstances indicate the possibility of impairment. If the carrying value of goodwill or an intangible asset exceeds its fair value, an impairment loss will be recognized. Based on the Company’s tests and reviews, no impairment of its goodwill, intangible assets or other long-lived assets existed at March 31, 2022 and 2021. However, future events or changes in current circumstances could affect the recoverability of the carrying value of goodwill and long-lived assets. Goodwill amounted to $36,814,000 (net of accumulated amortization of $2,069,000) at March 31, 2022 and at March 31, 2021.

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

Share-Based Compensation: The Company accounts for share-based compensation in accordance with the provisions of ASC Topic 718 “Compensation – Stock Compensation.” Under ASC 718, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite service period (generally the vesting period of the equity grant). The Company issues performance-based stock options which vest only upon the Company’s achievement of certain earnings per share targets on a calendar year basis, as determined by the Company’s Board of Directors. These options were valued in the same manner as the time-based options. However, the Company only recognizes stock compensation expense to the extent that the targets are determined to be probable of being achieved, which triggers the vesting of the performance options.

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

The difference between the basic weighted average shares and the diluted weighted average shares for each of the fiscal years ended March 31, 2022, 2021 and 2020 is as follows:

	Fiscal 2022	Fiscal 2021	Fiscal 2020
Basic weighted average shares	17,753,000	17,930,000	18,326,000
Treasury stock impact of stock options	374,000	236,000	276,000
Diluted weighted average shares	18,127,000	18,166,000	18,602,000

Recently Issued Accounting Standards

Management has evaluated recent accounting pronouncements through the date the financial statements were issued and filed with the SEC and believes that there are none that will have a material impact on the Company’s financial statements.

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

The following table presents revenues disaggregated by service line for the fiscal years ended March 31, 2022 and 2021:

	2022	2021	2020
Patient management services	$424,050,000	$368,853,000	$386,814,000
Network solutions services	222,180,000	183,791,000	205,411,000
Total services	$646,230,000	$552,644,000	$592,225,000

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

	March 31, 2022	March 31, 2021
Billed receivables	$57,841,000	$50,783,000
Allowance for doubtful accounts	(2,562,000)	(3,274,000)
Unbilled receivables	27,307,000	17,213,000
Accounts receivable, net	$82,586,000	$64,722,000

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

The table below presents the deferred revenues balance and the significant activity affecting deferred revenues during the fiscal year ended March 31, 2022:

March 31, 2022
Beginning balance at April 1, 2021	$22,514,000
Additions	41,451,000
Revenue recognized from beginning of period	(12,825,000)
Revenue recognized from additions	(25,344,000)
Ending balance at March 31, 2022	$25,796,000

Remaining Performance Obligations

As of March 31, 2022, the Company had $25.8 million of remaining performance obligations related to claims and non-claims services for which the price is fixed. Remaining performance obligations consist of deferred revenues. The Company expects to recognize approximately 96% of its remaining performance obligations as revenues within one year and the remaining balance thereafter. See the discussion below regarding the practical expedients elected for the disclosure of remaining performance obligations.

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

Note 3 — Stock Options and Stock-Based Compensation

Under the Company’s Restated Omnibus Incentive Plan (formerly the Restated 1988 Executive Stock Option Plan) (“the Plan”) as in effect at March 31, 2022, options exercisable for up to 20,615,000 shares of the Company’s common stock may be granted over the life of the Plan to key employees, non-employee directors, and consultants at exercise prices not less than the fair market value of the common stock on the date of grant. Options granted under the Plan are non-statutory stock options and generally vest 25% one year from the date of grant, with the remaining 75% vesting ratably each month for the next 36 months. The options granted to employees and the Company’s Board of Directors expire at the end of five years and ten years from date of grant, respectively. All options granted in fiscal 2022 and 2021 were granted with an exercise price equal to the fair value of the Company’s common stock on the grant date.

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

The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for the fiscal years ended March 31, 2022, 2021 and 2020:

	Fiscal 2022	Fiscal 2021	Fiscal 2020
Expected volatility	36%	34%	33%
Risk free interest rate	0.71% to 1.66%	0.21% to 0.46%	1.42% to 2.33%
Dividend yield	0.0%	0.0%	0.0%
Weighted average option life	4.3 to 4.4 years	4.4 to 4.5 years	4.4 to 4.5 years

For the fiscal years ended March 31, 2022, 2021 and 2020, the Company recorded share-based compensation expense of $5,198,000, $4,978,000, and $4,485,000, respectively. The table below shows the amounts recognized in the financial statements for the fiscal years ended March 31, 2022, 2021 and 2020.

	Fiscal 2022	Fiscal 2021	Fiscal 2020
Cost of revenue	$2,063,000	$2,020,000	$2,028,000
General and administrative	3,135,000	2,958,000	2,457,000
Total cost of stock-based compensation included in income before income taxes	5,198,000	4,978,000	4,485,000
Amount of income tax benefit recognized	(1,119,000)	(1,057,000)	(985,000)
Amount charged to net income	$4,079,000	$3,921,000	$3,500,000
Effect on basic earnings per share	$0.23	$0.22	$0.19
Effect on diluted earnings per share	$0.23	$0.22	$0.19

The following table summarizes information for all stock options for the fiscal years March 31, 2022, 2021 and 2020:

	Fiscal 2022	Fiscal 2021	Fiscal 2020
Options outstanding – beginning of fiscal year	937,158	1,029,103	1,058,411
Options granted	130,200	234,175	271,575
Options exercised	(298,570)	(278,094)	(235,932)
Options cancelled/forfeited	(44,912)	(48,026)	(64,951)
Options outstanding – end of fiscal year	723,876	937,158	1,029,103
During the fiscal year, weighted average exercise price of:
Options granted	$161.95	$81.12	$79.49
Options exercised	$55.44	$44.17	$38.34
Options cancelled/forfeited	$79.30	$61.26	$59.87
At the end of fiscal year:
Price range of outstanding options	$22.07-$197.16	$21.87-$103.31	$20.08-$88.22
Weighted average exercise price per share	$84.55	$64.28	$54.87
Options available for future grants	805,097	880,542	316,691
Exercisable options	354,460	421,964	468,107

The following table summarizes the status of stock options outstanding and exercisable at March 31, 2022:

Range of Exercise Prices	Number of Outstanding Options	Weighted Average Remaining Contractual Life	Outstanding Options – Weighted Average Exercise Price	Exercisable Options – Number of Exercisable Options	Exercisable Options – Weighted Average Exercise Price
$22.07 to $57.35	194,471	2.60	$43.39	163,658	$41.46
$57.36 to $77.93	183,160	2.06	69.75	122,565	67.29
$77.94 to $88.22	196,330	4.02	86.21	63,082	86.34
$88.23 to $197.16	149,915	4.82	153.87	5,155	103.31
Total	723,876	3.31	$84.55	354,460	$59.28

The following table summarizes the status of all outstanding options at March 31, 2022, and changes during the fiscal year then ended:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value as of March 31, 2022
Options outstanding, March 31, 2021	937,158	$64.28
Granted	130,200	161.95
Exercised	(298,570)	55.44
Cancelled – forfeited	(44,546)	79.37
Cancelled – expired	(366)	70.98
Options outstanding, March 31, 2022	723,876	$84.55	3.31	$62,156,642
Options vested and expected to vest	659,402	$82.53	3.30	$57,717,373
Ending exercisable	354,460	$59.28	2.57	$38,692,989

The weighted average fair value of options granted during fiscal 2022, 2021 and 2020 was $50.29, $23.24, and $22.99, respectively. The total intrinsic value of options exercised during fiscal years 2022, 2021 and 2020 was $27,615,000, $12,272,000, and $10,281,000 respectively.

Included in the above-noted stock option grants and stock compensation expense are performance-based stock options which vest only upon the Company’s achievement of certain earnings per share targets on a calendar year basis, as determined by the Company’s Board of Directors. These options were valued in the same manner as the time-based options. However, the Company only recognizes stock compensation expense to the extent that the targets are determined to be probable of being achieved, which triggers the vesting of the performance options. During the fiscal years ended March 31, 2022, 2021 and 2020, the Company recognized stock compensation expense for performance-based options in the amount of $2,280,000, $2,080,000, and $1,625,000, respectively.

The Company received $9,906,000, $11,494,000, and $8,147,000 of cash receipts from the exercise of stock options during fiscal 2022, 2021 and 2020, respectively. As of March 31, 2022, $6,566,000 of total unrecognized compensation costs related to stock options is expected to be recognized over a weighted average period of 3 years.

Note 4 — Property and Equipment

Property and equipment, net consisted of the following at March 31, 2022 and 2021:

	2022	2021
Computer software	$177,150,000	$163,829,000
Office equipment and computers	77,380,000	66,714,000
Land, building and improvements	11,081,000	11,081,000
Leasehold improvements	18,582,000	17,562,000
	284,193,000	259,186,000
Less: accumulated depreciation and amortization	(207,925,000)	(188,567,000)
	$76,268,000	$70,619,000

Depreciation expense totaled $23,481,000, $23,001,000 and $22,081,000 for the fiscal years ended March 31, 2022, 2021 and 2020, respectively.

Note 5 — Accounts and Income Taxes Payable and Accrued Liabilities

Accounts and income taxes payable consisted of the following at March 31, 2022 and 2021:

	2022	2021
Accounts payable	$14,080,000	$12,353,000
Income taxes payable	351,000	1,221,000
	$14,431,000	$13,574,000

Accrued liabilities consisted of the following at March 31, 2022 and 2021:

	2022	2021
Payroll, payroll taxes and employee benefits	$36,066,000	$43,998,000
Customer deposits	69,781,000	56,498,000
Accrued professional service fees	8,073,000	7,016,000
Self-insurance accruals	2,798,000	3,704,000
Deferred revenue	25,796,000	22,514,000
Operating lease liabilities	13,348,000	12,765,000
Other	1,077,000	2,391,000
	$156,939,000	$148,886,000

Note 6 — Income Taxes

The income tax provision consisted of the following for the fiscal years ended March 31, 2022, 2021 and 2020:

	2022	2021	2020
Current — Federal	$11,977,000	$16,608,000	$9,212,000
Current — State	3,823,000	4,587,000	2,652,000
Subtotal	15,800,000	21,195,000	11,864,000
Deferred — Federal	1,784,000	(6,809,000)	1,418,000
Deferred — State	518,000	(1,567,000)	52,000
Subtotal	2,302,000	(8,376,000)	1,470,000
	$18,102,000	$12,819,000	$13,334,000

The following is a reconciliation of the income tax provision from the statutory federal income tax rate to the effective rate for the fiscal years ended March 31, 2022, 2021 and 2020:

	2022	2021	2020
Income taxes at federal statutory rate	$17,748,000	$12,427,000	$12,749,000
State income taxes, net of federal benefit	3,658,000	3,102,000	2,243,000
Uncertain tax positions	(222,000)	(693,000)	(263,000)
Stock-based compensation and §162(m) limitation	(2,697,000)	(1,654,000)	(1,453,000)
Permanent items and tax credits	(465,000)	(364,000)	(179,000)
Adjustments to returns as filed	176,000	192,000	110,000
Valuation allowance	(96,000)	(191,000)	127,000
	$18,102,000	$12,819,000	$13,334,000

Deferred tax assets and liabilities at March 31, 2022 and 2021 are, as follows:

	2022	2021
Deferred tax assets:
Accrued liabilities not currently deductible	$6,277,000	$7,908,000
Allowance for doubtful accounts	658,000	849,000
Stock-based compensation	2,090,000	2,242,000
Deferred lease liability	11,002,000	14,080,000
Deferred payroll taxes	1,332,000	2,693,000
Other	675,000	877,000
Deferred tax assets	22,034,000	28,649,000
Deferred tax liabilities:
Excess of book over tax basis of fixed assets	(7,313,000)	(9,166,000)
Intangible assets	(4,937,000)	(4,820,000)
Right-of-use asset	(8,939,000)	(11,668,000)
Accrued revenue	(1,665,000)	(1,526,000)
Other	(476,000)	(367,000)
Total deferred tax liabilities	(23,330,000)	(27,547,000)
Valuation allowance	(393,000)	(489,000)
Deferred tax liabilities	(23,723,000)	(28,036,000)
Net deferred tax assets (liabilities)	$(1,689,000)	$613,000

Prepaid income taxes are $2,367,000 at March 31, 2022. There were no prepaid taxes at March 31, 2021.

A reconciliation of the financial statement recognition and measurement of uncertain tax positions during the current fiscal year is as follows:

Balance as of March 31, 2021	$418,000
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions related to the current year	—
Reductions for tax positions of prior years	(201,000)
Balance as of March 31, 2022	$217,000

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. During the fiscal years ended March 31, 2022, 2021 and 2020, the Company recognized approximately $(40,000), $(99,000) and $(10,000) in interest and penalties, respectively. As of March 31, 2022, 2021 and 2020, accrued interest and penalties related to uncertain tax positions were $67,000, $107,000 and $206,000, respectively.

The tax fiscal years from 2016-2021 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Note 7 — Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (as amended, “ESPP”) which allows employees of the Company and its subsidiaries to purchase shares of common stock on the last day of two six-month purchase periods (i.e. March 31 and September 30) at a purchase price which is 95% of the closing sale price of shares as quoted on NASDAQ on the last day of such purchase period. Employees are allowed to contribute up to 20% of their gross pay. A maximum of 2,850,000 shares have been authorized for issuance under the ESPP. As of March 31, 2022, 2,495,935 shares had been issued pursuant to the ESPP. Summarized ESPP information is as follows:

	2022	2021	2020
Employee contributions	$564,000	$534,000	$505,000
Shares acquired	3,363	6,007	8,451
Average purchase price	$167.71	$88.85	$59.70

Note 8 — Treasury Stock

During each of the three fiscal years ended March 31, 2022, the Company continued to repurchase shares of its common stock under a program originally approved by the Company’s Board of Directors in 1996. Including a 1,000,000 share expansion authorized in May 2021 by the Company’s Board of Directors, the total number of shares of common stock authorized to be repurchased over the life of the program is 38,000,000 shares of common stock. Purchases may be made from time to time depending on market conditions and other relevant factors. The share repurchases for the fiscal years ended March 31, 2022, 2021 and 2020 and cumulatively since inception of the authorization, are as follows:

	2022	2021	2020	Cumulative
Shares repurchased	566,073	367,961	822,353	37,219,625
Cost	$90,085,000	$32,671,000	$65,608,000	$654,520,000
Average price	$159.14	$88.79	$79.78	$17.59

During the period subsequent to March 31, 2022, through the date of filing this annual report, the Company repurchased 88,833 shares for $14 million, or an average of $162.06 per share. The repurchased shares were recorded as treasury stock, at cost, and are available for general corporate purposes. The repurchases were primarily financed from cash generated from operations and from cash proceeds from the exercise of stock options.

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

The components of lease expenses are as follows:

	March 31, 2022	March 31, 2021	March 31, 2020
Operating lease expense	$13,768,000	$15,591,000	$14,992,000
Finance lease expense	98,000	77,000	—
Short-term lease expense	13,000	174,000	323,000
Variable lease expense	495,000	328,000	124,000
Total lease expenses	$14,374,000	$16,170,000	$15,439,000

The following table presents assets and liabilities recorded on the Company’s consolidated balance sheets related to its operating leases:

	March 31, 2022	March 31, 2021
Right-of-use asset, net	$35,020,000	$45,324,000
Short-term lease liability	$13,348,000	$12,765,000
Long-term lease liability	29,792,000	41,898,000
Total lease liabilities	$43,140,000	$54,663,000
Weighted average remaining lease term	4.32 years	5.42 years
Weighted average finance lease term	3.25 years	4.25 years
Weighted average discount rate	2.6%	3.9%

Supplemental cash flow information related to operating leases for fiscal years ended March 31, 2022 and 2021 were as follows:

	March 31, 2022	March 31, 2021
Cash paid for amounts included in the measurement of operating lease liabilities	$15,001,000	$15,218,000
Operating lease liabilities arising from obtaining ROU assets	$54,311,000	$59,145,000
Finance lease liabilities arising from obtaining ROU assets	$358,000	$358,000
Reductions to ROU assets resulting from reductions to operating lease liabilities	$1,550,000	$36,145,000

As of March 31, 2022, maturities of operating and financing lease liabilities for each of the next five years and thereafter are as follows:

2023	$14,165,000
2024	9,658,000
2025	7,430,000
2026	5,253,000
2027	3,629,000
Thereafter	5,861,000
Total lease payments	45,996,000
Less interest	(2,856,000)
Total lease liabilities	$43,140,000

As of March 31, 2022, the Company has approximately $5.7 million of additional operating lease commitments that have not yet commenced. These leases commence in 2022 and have lease terms between 2 years and 5 years.

Note 10 — Contingencies and Legal Proceedings

The Company is involved in litigation arising in the ordinary course of business. Management believes that resolution of these matters will not result in any payment that, in the aggregate, would be material to the consolidated financial position or results of operations of the Company.

Note 11 — Retirement Savings Plan

The Company maintains a retirement savings plan for its employees, which is a qualified plan under Section 401(k) of the Internal Revenue Code. Full-time employees that meet certain requirements are eligible to participate in the plan. Employer contributions are made annually, primarily at the discretion of the Company’s Board of Directors. Contributions of $1,088,000, $853,000 and $829,000 were charged to operations for the fiscal years ended March 31, 2022, 2021 and 2020, respectively.

Note 12 — Segment Reporting

The Company derives the majority of its revenues from providing patient management and network solutions services to payors of workers’ compensation benefits, automobile insurance claims and group health insurance benefits. Patient management services include claims administration, utilization review, medical case management, and vocational rehabilitation. Network solutions services include fee schedule auditing, hospital bill auditing, coordination of independent medical examinations, diagnostic imaging review services and preferred provider referral services. The percentages of revenues attributable to patient management and network solutions services for the fiscal years ended March 31, 2022, 2021 and 2020 are listed below.

	2022	2021	2020
Patient management services	65.6%	66.7%	65.3%
Network solutions services	34.4%	33.3%	34.7%
	100.0%	100.0%	100.0%

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

Note 13 — Other Intangible Assets

Other intangible assets consisted of the following at March 31, 2022:

Item	Life	Cost	Fiscal 2022 Amortization Expense	Accumulated Amortization at March 31, 2022	Cost, Net of Accumulated Amortization at March 31, 2022
Covenant Not to Compete	5 years	$775,000	$—	$775,000	$—
Customer Relationships	18-20 years	7,922,000	422,000	6,258,000	1,664,000
Third Party Administrator Licenses	15 years	204,000	13,000	199,000	5,000
Total		$8,901,000	$435,000	$7,232,000	$1,669,000

Other intangible assets consisted of the following at March 31, 2021:

Item	Life	Cost	Fiscal 2021 Amortization Expense	Accumulated Amortization at March 31, 2021	Cost, Net of Accumulated Amortization at March 31, 2021
Covenant Not to Compete	5 years	$775,000	$—	$775,000	$—
Customer Relationships	18-20 years	7,922,000	421,000	5,836,000	2,086,000
Third Party Administrator Licenses	15 years	204,000	14,000	186,000	18,000
Total		$8,901,000	$435,000	$6,797,000	$2,104,000

Amortization expense is expected to be $427,000 in fiscal 2023, $422,000 in fiscal 2024, $384,000 in fiscal 2025, $175,000 in fiscal 2026, $174,000 in fiscal 2027, and $87,000 thereafter.

Note 14 — Quarterly Results (Unaudited)

The following is a summary of unaudited quarterly results of operations for each of the quarters in the fiscal years ended March 31, 2022 and 2021:

	Revenues	Gross Profit	Net Income	Net Income per Basic Common Share	Net Income per Diluted Common Share
Fiscal Year Ended March 31, 2022:
First Quarter	$152,620,000	$37,213,000	$16,843,000	$0.94	$0.92
Second Quarter	157,743,000	36,661,000	16,072,000	0.90	0.88
Third Quarter	164,508,000	35,188,000	13,858,000	0.78	0.76
Fourth Quarter	171,359,000	43,052,000	19,637,000	1.11	1.09
Fiscal Year Ended March 31, 2021:
First Quarter	$129,600,000	$26,509,000	$8,302,000	$0.46	$0.46
Second Quarter	136,028,000	30,503,000	11,865,000	0.66	0.65
Third Quarter	141,506,000	30,893,000	11,380,000	0.64	0.63
Fourth Quarter	145,510,000	35,719,000	14,809,000	0.83	0.81