Form 10-Q
period 2022-06-30
CORVEL CORP
filed 2022-08-04
CIK 874866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares outstanding of the registrant's Common Stock, $0.0001 par value per share, as of August 1, 2022, was 17,404,962.

Auditor Firm Id: 200	Auditor Name: Haskell & White LLP	Irvine, California, United States

CORVEL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

CORVEL CORPORATION

Consolidated Balance Sheets

	June 30, 2022	March 31, 2022
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$94,308,000	$97,504,000
Customer deposits	74,421,000	69,781,000
Accounts receivable, net	81,090,000	82,586,000
Prepaid taxes and expenses	10,816,000	15,123,000
Total current assets	260,635,000	264,994,000
Property and equipment, net	83,707,000	76,268,000
Goodwill	36,814,000	36,814,000
Other intangibles, net	1,562,000	1,669,000
Right-of-use asset, net	32,448,000	35,020,000
Other assets	511,000	481,000
TOTAL ASSETS	$415,677,000	$415,246,000
Liabilities and Stockholders' Equity
Current Liabilities
Accounts and taxes payable	$23,901,000	$14,431,000
Accrued liabilities	157,504,000	156,939,000
Total current liabilities	181,405,000	171,370,000
Deferred income taxes, net	1,345,000	1,689,000
Long-term lease liabilities	27,299,000	29,792,000
Total liabilities	210,049,000	202,851,000
Commitments and contingencies
Stockholders' Equity
Common stock, $.0001 par value: 120,000,000 shares authorized at June 30, 2022 and March 31, 2022; 54,832,358 shares issued (17,437,851 shares outstanding, net of Treasury shares) and 54,788,712 shares issued (17,569,087 shares outstanding, net of Treasury shares) at June 30, 2022 and March 31, 2022, respectively	3,000	3,000
Paid-in capital	204,839,000	201,609,000
Treasury stock (37,394,507 shares at June 30, 2022 and 37,219,625 shares at March 31, 2022)	(681,208,000)	(654,520,000)
Retained earnings	681,994,000	665,303,000
Total stockholders' equity	205,628,000	212,395,000
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$415,677,000	$415,246,000

See accompanying notes to unaudited consolidated financial statements.

CORVEL CORPORATION

Consolidated Income Statements – (Unaudited)

	Three Months Ended June 30,
	2022	2021
REVENUES	$176,307,000	$152,620,000
Cost of revenues	136,438,000	115,407,000
Gross profit	39,869,000	37,213,000
General and administrative expenses	18,671,000	16,645,000
Income before income tax provision	21,198,000	20,568,000
Income tax provision	4,507,000	3,725,000
NET INCOME	$16,691,000	$16,843,000
Net income per common and common equivalent share
Basic	$0.95	$0.94
Diluted	$0.94	$0.92
Weighted average common and common equivalent shares
Basic	17,506,000	17,897,000
Diluted	17,803,000	18,220,000

See accompanying notes to unaudited consolidated financial statements.

CORVEL CORPORATION

Consolidated Statements of Stockholders’ Equity – (Unaudited)

	Three Months Ended June 30, 2022
	Common Shares	Stock Amount	Paid-in- Capital	Treasury Shares	Treasury Stock	Retained Earnings	Total Stockholders' Equity
Balance – March 31, 2022	54,788,712	$3,000	$201,609,000	(37,219,625)	$(654,520,000)	$665,303,000	$212,395,000
Stock issued under stock option plan, net of shares repurchased	43,646	—	1,851,000	—	—	—	1,851,000
Stock-based compensation expense	—	—	1,379,000	—	—	—	1,379,000
Purchase of treasury stock	—	—	—	(174,882)	(26,688,000)	—	(26,688,000)
Net income	—	—	—	—	—	16,691,000	16,691,000
Balance – June 30, 2022	54,832,358	$3,000	$204,839,000	(37,394,507)	$(681,208,000)	$681,994,000	$205,628,000

	Three Months Ended June 30, 2021
	Common Shares	Stock Amount	Paid-in- Capital	Treasury Shares	Treasury Stock	Retained Earnings	Total Stockholders' Equity
Balance – March 31, 2021	54,529,642	$3,000	$185,941,000	(36,653,552)	$(564,435,000)	$598,893,000	$220,402,000
Stock issued under stock option plan, net of shares repurchased	113,110	—	5,145,000	—	—	—	5,145,000
Stock-based compensation expense	—	—	1,345,000	—	—	—	1,345,000
Purchase of treasury stock	—	—	—	(118,893)	(14,196,000)	—	(14,196,000)
Net income	—	—	—	—	—	16,843,000	16,843,000
Balance – June 30, 2021	54,642,752	$3,000	$192,431,000	(36,772,445)	$(578,631,000)	$615,736,000	$229,539,000

See accompanying notes to unaudited consolidated financial statements.

CORVEL CORPORATION

Consolidated Statements of Cash Flows – (Unaudited)

	Three Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities
NET INCOME	$16,691,000	$16,843,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,319,000	5,900,000
Loss (gain) on write down or disposal of property, capitalized software or investment	2,000	(11,000)
Stock compensation expense	1,379,000	1,345,000
Provision for doubtful accounts	452,000	170,000
Deferred income tax	(344,000)	(336,000)
Changes in operating assets and liabilities
Accounts receivable	1,044,000	(2,705,000)
Customer deposits	(4,640,000)	4,028,000
Prepaid taxes and expenses	4,307,000	(481,000)
Other assets	(30,000)	(377,000)
Accounts and taxes payable	4,197,000	3,257,000
Accrued liabilities	565,000	(12,894,000)
Operating lease liabilities	79,000	(279,000)
Net cash provided by operating activities	30,021,000	14,460,000
Cash Flows from Investing Activities
Purchase of property and equipment	(8,380,000)	(6,463,000)
Net cash used in investing activities	(8,380,000)	(6,463,000)
Cash Flows from Financing Activities
Purchase of treasury stock	(26,688,000)	(14,196,000)
Proceeds from employee stock purchase plan	1,851,000	5,145,000
Net cash used in financing activities	(24,837,000)	(9,051,000)
Decrease in cash and cash equivalents	(3,196,000)	(1,054,000)
Cash and cash equivalents at beginning of period	97,504,000	139,716,000
Cash and cash equivalents at end of period	$94,308,000	$138,662,000
Supplemental Cash Flow Information:
Income taxes paid	$226,000	$442,000
Purchase of software license under finance agreement	$5,273,000	$—

See accompanying notes to unaudited consolidated financial statements.

CORVEL CORPORATION

Notes to Consolidated Financial Statements

June 30, 2022

Note 1 — Summary of Significant Accounting Policies

Basis of Presentation: The unaudited consolidated financial statements include the accounts of CorVel Corporation and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

The unaudited consolidated financial statements herein have been prepared by CorVel Corporation (“the Company”, “we”, “our”, “us”) pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The accompanying interim unaudited consolidated financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited consolidated financial statements for the latest fiscal year ended March 31, 2022. Accordingly, note disclosures which would substantially duplicate the disclosures contained in the March 31, 2022 audited consolidated financial statements have been omitted from these interim unaudited consolidated financial statements.

The Company evaluated all subsequent events and transactions through the date of filing this report.

Certain information and note disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2023. For further information, refer to the audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2022 included in the Company's Annual Report on Form 10-K filed with the SEC on May 27, 2022.

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

The following table presents revenues disaggregated by service line for the three months ended June 30, 2022 and 2021:

	Three Months Ended	Three Months Ended
	June 30, 2022	June 30, 2021
Patient management services	$114,810,000	$100,449,000
Network solutions services	61,497,000	52,171,000
Total services	$176,307,000	$152,620,000

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

	June 30, 2022	March 31, 2022
Billed receivables	$56,967,000	$57,841,000
Allowance for doubtful accounts	(2,924,000)	(2,562,000)
Unbilled receivables	27,047,000	27,307,000
Accounts receivable, net	$81,090,000	$82,586,000

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

The table below presents the deferred revenues balance and the significant activity affecting deferred revenues during the three months ended June 30, 2022:

Three Months Ended
June 30, 2022
Beginning balance at April 1, 2022	$25,796,000
Additions	10,288,000
Revenue recognized from beginning of period	(6,980,000)
Revenue recognized from additions	(3,082,000)
Ending balance at June 30, 2022	$26,022,000

Remaining Performance Obligations

As of June 30, 2022, the Company had $26.0 million of remaining performance obligations related to claims and non-claims services for which the price is fixed. Remaining performance obligations consist of deferred revenues. The Company expects to recognize approximately 98% of its remaining performance obligations as revenues within one year and the remaining balance thereafter. See the discussion below regarding the practical expedients elected for the disclosure of remaining performance obligations.

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

Note 3 — Stock-Based Compensation and Stock Options

Under the Company’s Restated Omnibus Incentive Plan (formerly the Restated 1988 Executive Stock Option Plan) (“the Plan”) as in effect at June 30, 2022, options exercisable for up to 20,615,000 shares of the Company’s common stock may be granted over the life of the Plan to key employees, non-employee directors, and consultants at exercise prices not less than the fair market value of the common stock on the date of grant. Options granted under the Plan are non-statutory stock options and generally vest 25% one year from the date of grant with the remaining 75% vesting ratably each month for the next 36 months. The options granted to employees and the Company’s Board of Directors expire at the end of five years and ten years from the date of grant, respectively. All options granted in the three months ended June 30, 2022 and 2021 were granted with an exercise price equal to the fair value of the Company’s common stock on the grant date and are non-statutory stock options.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model with the assumptions included in the table below. The Company uses historical data, among other factors, to estimate the expected volatility, the expected dividend yield and the expected option life. The Company accounts for forfeitures as they occur, rather than estimating expected forfeitures. The risk-free rate is based on the interest rate paid on a U.S. Treasury issue with a term similar to the estimated life of the option. The following assumptions were used to estimate the fair value of options granted during the three months ended June 30, 2022 and 2021 using the Black-Scholes option-pricing model:

	Three Months Ended
	June 30, 2022	June 30, 2021
Risk-free interest rate	2.81%	0.81%
Expected volatility	36%	34%
Expected dividend yield	0.00%	0.00%
Expected weighted average life of option in years	4.3 years	4.4 years

For the three months ended June 30, 2022 and 2021, the Company recorded share-based compensation expense of $1,379,000 and $1,345,000, respectively. The table below shows the amounts recognized in the unaudited consolidated financial statements for stock compensation expense for time-based options and performance-based options during the three months ended June 30, 2022 and 2021, respectively.

	Three Months Ended
	June 30, 2022	June 30, 2021
Cost of revenues	$580,000	$524,000
General and administrative	799,000	821,000
Total cost of stock-based compensation included in income before income tax provision	1,379,000	1,345,000
Amount of income tax benefit recognized	(293,000)	(244,000)
Amount charged against net income	$1,086,000	$1,101,000
Effect on basic earnings per share	$(0.06)	$(0.06)
Effect on diluted earnings per share	$(0.06)	$(0.06)

The following table summarizes information for all stock options for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning	723,876	$84.55	937,158	$64.28
Options granted	44,600	148.89	33,000	119.48
Options exercised	(43,739)	42.69	(118,756)	49.17
Options cancelled/forfeited	(2,394)	121.79	(4,777)	72.97
Options outstanding, ending	722,343	$90.94	846,625	$68.50

The following table summarizes the status of stock options outstanding and exercisable at June 30, 2022:

Range of Exercise Price	Number of Outstanding Options	Weighted Average Remaining Contractual Life	Outstanding Options – Weighted Average Exercise Price	Exercisable Options – Number of Exercisable Options	Exercisable Options – Weighted Average Exercise Price
$22.07 to $59.32	213,617	2.32	$48.76	187,864	$48.03
$59.33 to $87.49	191,401	3.11	77.92	99,870	77.16
$87.50 to $148.89	221,425	3.67	105.87	51,057	94.44
$148.90 to $197.16	95,900	5.03	176.39	—	—
Total	722,343	3.30	$90.94	338,791	$63.61

The following table summarizes the status of all outstanding options at June 30, 2022, and changes during the three months then ended:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value as of June 30, 2022
Options outstanding at April 1, 2022	723,876	$84.55
Granted	44,600	148.89
Exercised	(43,739)	42.69
Cancelled – forfeited	(2,394)	121.79
Ending outstanding	722,343	$90.94	3.30	$43,555,855
Ending vested and expected to vest	657,869	$89.54	3.32	$40,212,900
Ending exercisable at June 30, 2022	338,791	$63.61	2.55	$28,342,859

The weighted-average grant-date fair value of options granted during the three months ended June 30, 2022 and 2021, was $49.97 and $34.43, respectively.

Included in the above-noted stock option grants and stock compensation expense are performance-based stock options that vest only upon the Company’s achievement of certain earnings per share targets on a calendar year basis, as determined by the Company’s Board of Directors. These options were valued in the same manner as the time-based options. However, the Company only recognizes stock compensation expense to the extent that the targets are determined to be probable of being achieved, which triggers the vesting of the performance options. The Company recognized $578,000 and $605,000 of stock compensation expense for the three months ended June 30, 2022 and 2021, respectively, for performance-based stock options.

Note 4 — Treasury Stock

The Company’s Board of Directors approved the commencement of a stock repurchase program in the fall of 1996. In May 2021, the Company’s Board of Directors approved a 1,000,000 share expansion to the Company’s existing stock repurchase program, increasing the total number of shares of the Company’s common stock approved for repurchase over the life of the program to 38,000,000 shares. Since the commencement of the stock repurchase program, the Company has spent $681 million on the repurchase of 37,394,507 shares of its common stock, equal to 68% of the outstanding common stock had there been no repurchases. The average price of these repurchases was $18.22 per share. These repurchases were funded primarily by the net earnings of the Company, along with proceeds from the exercise of common stock options. During the three months ended June 30, 2022, the Company repurchased 174,882 shares of its common stock for $26.7 million at an average price of $152.60 per share. The Company had 17,437,851 shares of common stock outstanding as of June 30, 2022, net of the 37,394,507 shares in treasury. During the period subsequent to the quarter ended June 30, 2022, the Company repurchased 54,619 shares of its common stock for $8.4 million at an average price of $153.75 per share under the Company’s stock repurchase program.

Note 5 — Weighted Average Shares and Net Income Per Share

Basic weighted average common shares outstanding decreased to 17,506,000 for the quarter ended June 30, 2022 from 17,897,000 for the quarter ended June 30, 2021. Diluted weighted average common and common equivalent shares outstanding decreased to 17,803,000 for the quarter ended June 30, 2022 from 18,220,000 for the quarter ended June 30, 2021.

Net income per common and common equivalent share was computed by dividing net income by the weighted average number of common and common share equivalents outstanding during the period. The following table sets forth the calculations of the basic and diluted weighted average common shares for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021
Net Income	$16,691,000	$16,843,000
Basic:
Weighted average common shares outstanding	17,506,000	17,897,000
Net Income per share	$0.95	$0.94
Diluted:
Weighted average common shares outstanding	17,506,000	17,897,000
Treasury stock impact of stock options	297,000	323,000
Total common and common equivalent shares	17,803,000	18,220,000
Net Income per share	$0.94	$0.92

Note 6 — Contingencies and Legal Proceedings

The Company is involved in litigation arising in the ordinary course of business. The Company believes that resolution of these matters will not result in any payment that, individually or in the aggregate, would be material to the consolidated financial position or results of operations of the Company.

Note 7 — Accounts and Income Taxes Payable and Accrued Liabilities

The following table sets forth accounts payable, income taxes payable, and accrued liabilities at June 30, 2022 and March 31, 2022:

	June 30, 2022	March 31, 2022
Accounts payable	$19,279,000	$14,080,000
Income taxes payable and uncertain tax positions	4,622,000	351,000
Total accounts and taxes payable	$23,901,000	$14,431,000

	June 30, 2022	March 31, 2022
Payroll, payroll taxes and employee benefits	$33,971,000	$36,066,000
Customer deposits	74,421,000	69,781,000
Accrued professional service fees	6,165,000	8,073,000
Self-insurance accruals	2,700,000	2,798,000
Deferred revenue	26,022,000	25,796,000
Operating lease liabilities	12,718,000	13,348,000
Other	1,507,000	1,077,000
Total accrued liabilities	$157,504,000	$156,939,000

Note 8 — Leases

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

The Company’s lease agreements may include options to extend the lease following the initial term. At the time of adopting ASC 842, the Company determined that it was reasonably certain it would exercise the option to renew; accordingly, these options were considered in determining the initial lease term. The Company elected the practical expedient of hindsight in determining the option to renew. During the June quarter in fiscal 2022, the Company has reassessed the assumption of the renewal term and determined that due to the COVID-19 pandemic, the Company is now expecting more of its workforce to be working from home permanently. Therefore, expecting a reduction in overall square footage of office space needs, the Company no longer believes it is reasonably certain it will exercise most of its options to renew, and therefore, has removed the renewal term of several lease obligations. The subsequent re-measurement reduced the right-of-use asset and related lease liability on the consolidated balance sheet, but had an immaterial impact on the income statement.

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

The components of lease expense are as follows:

	Three Months Ended	Three Months Ended
	June 30, 2022	June 30, 2021
Operating lease expense	$3,177,000	$3,612,000
Finance lease expense	24,000	25,000
Short-term lease expense	18,000	35,000
Variable lease expense	501,000	387,000
Total lease expenses	$3,720,000	$4,059,000

The following table presents the lease related assets and liabilities recorded on the Company’s consolidated balance sheets related to its operating leases:

	June 30, 2022	March 31, 2022
Right-of-use asset, net	$32,448,000	$35,020,000
Short-term lease liability	$12,718,000	$13,348,000
Long-term lease liability	27,299,000	29,792,000
Total lease liabilities	$40,017,000	$43,140,000
Weighted average remaining operating lease term	4.23 years	4.32 years
Weighted average remaining finance lease term	3 years	3.25 years
Weighted average discount rate	2.7%	2.6%

Supplemental cash flow information related to operating leases for the three months ended June 30, 2022 and 2021 was as follows:

	Three Months Ended	Three Months Ended
	June 30, 2022	June 30, 2021
Cash paid for amounts included in the measurement of operating lease liabilities	$3,731,000	$3,780,000
Operating lease liabilities arising from obtaining ROU assets	$54,236,000	$59,448,000
Finance lease liabilities arising from obtaining ROU assets	$358,000	$358,000
Reductions to ROU assets resulting from reductions to operating lease liabilities	$6,230,000	$2,929,000

As of June 30, 2022, maturities of operating lease liabilities for each of the next five years and thereafter are as follows:

2023	$10,487,000
2024	9,811,000
2025	7,587,000
2026	5,413,000
2027	3,792,000
Thereafter	5,552,000
Total lease payments	42,642,000
Less interest	(2,625,000)
Total lease liabilities	$40,017,000

As of June 30, 2022, the Company has approximately $5.3 million of additional operating lease commitments that have not yet commenced. These additional leases commence in 2022 and have lease terms between 2 years and 5 years.

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

The Company disclaims any obligations to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise. Actual future performance, outcomes, and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of these factors include (without limitation) the impact of global pandemics, such as COVID-19; general industry and economic conditions, including a decreasing number of national claims due to a decreasing number of injured workers; competition from other managed care companies and third party administrators; our ability to renew or maintain contracts with our customers on favorable terms or at all; our ability to expand certain areas of our business; growth in our sale of TPA services; shifts in customer demands; increases in operating expenses including employee wages, benefits, and medical inflation; our ability to produce market-competitive software; cost of capital and capital requirements; our ability to attract and retain key personnel; the impact of possible cybersecurity incidents on our business; possible litigation and legal liability in the course of operations and our ability to resolve such litigation; changes in regulations affecting the workers’ compensation, insurance and healthcare industries in general; governmental and public policy changes, including but not limited to legislative and administrative law and rule implementation or change; the impact of recently issued accounting standards on our consolidated financial statements; the availability of financing in the amounts, at the times, and on the terms necessary to support our future business; and the other risks identified in Part II, Item 1A of this report.

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

Summary of Quarterly Results

The Company’s revenues increased to $176.3 million in the quarter ended June 30, 2022 from $152.6 million in the quarter ended June 30, 2021, an increase of $23.7 million, or 15.5%. This increase resulted primarily from both patient management and network solutions activity with existing customers and, to a lesser extent, an increase in new customers.

Cost of revenues increased to $136.4 million in the quarter ended June 30, 2022 from $115.4 million in the quarter ended June 30, 2021, an increase of $21.0 million, or 18.2%. This increase was primarily due to the increase of 15.5% in revenue mentioned above. Additionally, there was an increase in salaries resulting from increased headcount of 15% in field operations and growth in average annual salary increases due to wage inflation.

General and administrative expense increased to $18.7 million in the quarter ended June 30, 2022 from $16.6 million in the quarter ended June 30, 2021, an increase of $2.0 million, or 12.2%. This increase was primarily due to an increase in legal and marketing costs.

Income tax expense increased to $4.5 million in the quarter ended June 30, 2022 from $3.7 million in the quarter ended June 30, 2021, an increase of $0.8 million, or 21.0%. Income before income tax provision increased to $21.2 million in the quarter ended June 30, 2022 from $20.6 million in the quarter ended June 30, 2021, an increase of $0.6 million, or 3.1%. The effective tax rate was 21.3% for the quarter ended June 30, 2022 compared to 18.1% in the quarter ended June 30, 2021.

Diluted weighted average common and common equivalent shares decreased to 17.8 million shares for the quarter ended June 30, 2022 from 18.2 million shares for the quarter ended June 30, 2021, a decrease of 417,000 shares, or 2.3%, due to the weighted impact of shares repurchased partially offset by the weighted impact of options exercised.

Diluted earnings per share increased to $0.94 per share in the quarter ended June 30, 2022 from $0.92 per share in the quarter ended June 30, 2021, an increase of $0.02 per share, or 2.2%. The increase in diluted earnings per share was primarily due to a decrease in diluted weighted average common and common equivalent shares.

Results of Operations for the three months ended June 30, 2022 and 2021

The Company derives its revenues from providing patient management and network solutions services to payors of workers’ compensation benefits, automobile insurance claims, and group health insurance benefits. The percentages of total revenues attributable to patient management and network solutions services for the quarters ended June 30, 2022 and 2021 are as follows:

	June 30, 2022	June 30, 2021
Patient management services	65.1%	65.8%
Network solutions services	34.9%	34.2%

The following table sets forth, for the periods indicated, the dollar amounts, dollar and percent changes, share changes, and the percentage of revenues represented by certain items reflected in the Company’s unaudited consolidated income statements for the three months ended June 30, 2022 and 2021. The Company’s past operating results are not necessarily indicative of future operating results.

	Three Months Ended	Three Months Ended		Percentage
	June 30, 2022	June 30, 2021	Change	Change
Revenue	$176,307,000	$152,620,000	$23,687,000	15.5%
Cost of revenues	136,438,000	115,407,000	21,031,000	18.2%
Gross profit	39,869,000	37,213,000	2,656,000	7.1%
Gross profit as percentage of revenue	22.6%	24.4%
General and administrative	18,671,000	16,645,000	2,026,000	12.2%
General and administrative as percentage of revenue	10.6%	10.9%
Income before income tax provision	21,198,000	20,568,000	630,000	3.1%
Income before income tax provision as percentage of revenue	12.0%	13.5%
Income tax provision	4,507,000	3,725,000	782,000	21.0%
Net income	$16,691,000	$16,843,000	$(152,000)	(0.9%)
Weighted Average Shares
Basic	17,506,000	17,897,000	(391,000)	(2.2%)
Diluted	17,803,000	18,220,000	(417,000)	(2.3%)
Earnings Per Share
Basic	$0.95	$0.94	$0.01	1.1%
Diluted	$0.94	$0.92	$0.02	2.2%

Revenues

Change in revenue to the quarter ended June 30, 2022 from the quarter ended June 30, 2021

Revenues increased to $176.3 million in the quarter ended June 30, 2022 from $152.6 million in the quarter ended June 30, 2021, an increase of $23.7 million, or 15.5%. Patient management services revenues increased to $114.8 million from $100.4 million, an increase of 14.3%. This increase is primarily due to higher revenue from the Company’s TPA and related services. Total new claims increased by 22% during the June 30, 2022 quarter compared to the June 30, 2021 quarter. Network solutions services revenues increased to $61.5 million from $52.2 million, an increase of 17.9%. This increase is primarily due to increases in enhanced bill review programs services, which resulted in higher revenue per bill. Most of the increase came from growth with existing customers and, to a lesser extent, growth with new customers.

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

Change in cost of revenues to the quarter ended June 30, 2022 from the quarter ended June 30, 2021

Cost of revenues increased to $136.4 million in the quarter ended June 30, 2022 from $115.4 million in the quarter ended June 30, 2021, an increase of $21.0 million, or 18.2%. The increase in cost of revenues was primarily due to the increase in total revenues of 15.5%. Additionally, there was an increase in salaries resulting from increased headcount of 15% in field operations and growth in average annual salary increases due to wage inflation. Headcount has increased due to an increase in new business and volume of business.

General and Administrative Expense

For the quarter ended June 30, 2022, general and administrative expense consisted of approximately 47% of corporate systems costs, which include the corporate systems support, implementation and training, rules engine development, national IT strategy and planning, depreciation of hardware costs in the Company’s corporate offices and backup data center, the Company’s nationwide area network, and other systems related costs. The Company includes all IT-related costs managed by the corporate office in general and administrative expense whereas the field IT-related costs are included in the cost of revenues. The remaining general and administrative costs consist of national marketing, national sales support, corporate legal, corporate insurance, human resources, accounting, product management, new business development, and other general corporate expenses.

Change in general and administrative expense to the quarter ended June 30, 2022 from the quarter ended June 30, 2021

General and administrative expense increased to $18.7 million in the quarter ended June 30, 2022 from $16.6 million in the quarter ended June 30, 2021, an increase of $2.0 million, or 12.2%. This increase was primarily due to an increase in legal and marketing costs.

Income Tax Provision

Change in income tax expense to the quarter ended June 30, 2022 from the quarter ended June 30, 2021

Income tax expense increased to $4.5 million in the quarter ended June 30, 2022 from $3.7 million in the quarter ended June 30, 2021, an increase of $0.8 million, or 21.0%. Income before income tax provision increased to $21.2 million in the quarter ended June 30, 2022 from $20.6 million in the quarter ended June 30, 2021, an increase of $0.6 million, or 3.1%. The effective tax rate was 21.3% for the quarter ended June 30, 2022 compared to 18.1% in the quarter ended June 30, 2021. The effective tax rate is less than the statutory tax rate primarily due to the impact of stock option exercises for both periods.

Liquidity and Capital Resources

The Company has historically funded its operations and capital expenditures primarily from cash flow from operations, and to a lesser extent, proceeds from stock option exercises. Working capital decreased to $79.2 million as of June 30, 2022 from $93.6 million as of March 31, 2022, a decrease of $14.4 million. Cash decreased to $94.3 million as of June 30, 2022 from $97.5 million as of March 31, 2022, a decrease of $3.2 million. This is primarily due to the increase in spending to repurchase shares of the Company’s common stock. The Company did not apply for governmental loans to support the Company’s operations, but has taken advantage of certain aspects of the CARES Act such as the deferral of payroll tax deposits. The Company deferred a total of $10.4 million in payroll tax deposits, half of which was paid during the December 31, 2021 quarter, and the other half of which will be paid back by the end of calendar year 2022.

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

As of June 30, 2022, the Company had $94.3 million in cash and cash equivalents, invested primarily in short term, interest bearing, highly liquid investment grade securities with maturities of 90 days or less.

The Company believes that its cash and cash equivalents, along with cash generated by ongoing operations, will be sufficient to satisfy its cash requirements over the next 12 months and beyond.

Operating Activities

Three months ended June 30, 2022 compared to three months ended June 30, 2021

Net cash provided by operating activities increased to $30.0 million in the three months ended June 30, 2022 from $14.5 million in the three months ended June 30, 2021, an increase of $15.6 million. The increase in cash flow from operating activities was primarily due to annual bonuses for calendar years 2021 and 2022 being paid in fiscal 2022. Additionally, there was an increase in revenue and accounts receivable decreased in the three months ended June 30, 2022, while both revenue and accounts receivable increased in the three months ended June 30, 2021.

Investing Activities

Three months ended June 30, 2022 compared to three months ended June 30, 2021

Net cash flow used in investing activities increased to $8.4 million in the three months ended June 30, 2022 from $6.5 million in the three months ended June 30, 2021, an increase of $1.9 million. Capital purchases were $8.4 million for the three months ended June 30, 2022 and $6.5 million for the three months ended June 30, 2021. The Company increased its spending primarily on developed software and reduced its spending on furniture and leasehold improvements as the Company reduces its lease footprint.

Financing Activities

Three months ended June 30, 2022 compared to three months ended June 30, 2021

Net cash flow used in financing activities increased to $24.8 million for the three months ended June 30, 2022 from $9.1 million for the three months ended June 30, 2021, an increase of $15.8 million. The increase in net cash used in financing activities was primarily due to an increase in spending on share repurchases to $26.7 million for the three months ended June 30, 2022. The Company spent $14.2 million on share repurchases for the three months ended June 30, 2021. The Company has historically used cash provided by operating activities and from the exercise of stock options to repurchase stock. The Company expects that it may use some of the cash on the balance sheet at June 30, 2022 to repurchase additional shares of its common stock in the future.

Litigation

From time to time, the Company is involved in litigation arising in the ordinary course of business. The Company believes that resolution of these matters will not result in any payment that, individually, or in the aggregate, would be material to the financial position or results of operations of the Company.

Inflation

The Company experiences pricing pressures in the form of competitive prices. The Company is also impacted by rising costs for certain inflation-sensitive operating expenses such as labor, employee benefits, and facility leases. The Company does not believe these impacts were material to its revenues or net income in the quarter ended June 30, 2022; however, the Company believes inflation could have a material impact to pricing and operating expenses in future periods due to the state of the economy and current inflation rates.

Critical Accounting Policies and Estimates

The SEC defines critical accounting policies as those that require application of management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

The Company’s significant accounting policies which have the greatest potential impact on its financial statements are more fully described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of its Annual Report on Form 10-K for the fiscal year ended March 31, 2022, filed with the SEC on May 27, 2022. No changes in critical accounting policies have been made since the filing of that Annual Report on Form 10-K. Additional information related to adoption of accounting standards is provided in Note 1 to the accompanying unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America (“GAAP”), with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting an available alternative would not produce a materially different result. Actual results could differ from the estimates we use in applying our critical accounting policies. We are not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

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

Our invested assets are primarily held as cash and cash equivalents, which are subject to various market risk exposures such as interest rate risk. The fair value of our portfolio of cash and cash equivalents as of June 30, 2022 approximated its carrying value due to its short-term duration. We estimated market risk as the potential decrease in fair value resulting from a hypothetical one-percentage point increase in interest rates for the instruments contained in the cash and cash equivalents investment portfolio. The resulting fair values were not materially different from their carrying values at June 30, 2022.

As of June 30, 2022, the Company held no market risk sensitive instruments for trading purposes, and the Company did not employ any derivative financial instruments, other financial instruments, or derivative commodity instruments to hedge any market risk. The Company had no debt outstanding as of June 30, 2022, and therefore, had no market risk related to debt.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings

From time to time, we are involved in litigation arising in the ordinary course of business. The Company believes that resolution of these matters will not result in any payment that, individually or in the aggregate, would be material to our consolidated financial position or results of operations.

Item 1A – Risk Factors

A restated description of the risk factors associated with our business is set forth below. This description includes any and all changes (whether or not material) to, and supersedes, the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2022, filed with the SEC on May 27, 2022.

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

We may be vulnerable to damage from severe weather conditions or natural disasters, including hurricanes, fires, floods, earthquakes, power loss, communications failures, and similar events, including the effects of pandemics, war or acts of terrorism. If a disaster were to occur, our ability to operate our business could be seriously or completely impaired or destroyed. The insurance we maintain may not be adequate to cover our losses resulting from disasters or other business interruptions. The rapid and widespread transmission of COVID-19 continues to impact us in significant ways. If there is a resurgence in the pandemic, it could materially adversely impact our business operations, financial position and results of operations in unpredictable ways that depend on highly-uncertain future developments, such as determining the effectiveness of current or future government actions to address the public health or economic impacts of the pandemic. Any of these risks might have a materially adverse effect on our business operations and our financial position or results of operations.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the period covered by this report. The following table sets forth the repurchases of the Company’s common stock made by or on behalf of the Company in open-market transactions for the quarter ended June 30, 2022 pursuant to its publicly announced stock repurchase plan.

			Total Number of
			Shares Purchased	Maximum Number
			as Part of Publicly	of Shares that may
	Total Number of	Average Price Paid	Announced	yet be Purchased
Period	Shares Purchased	Per Share	Program	Under the Program
April 1 to April 30, 2022	46,723	$171.16	46,723	733,652
May 1 to May 31, 2022	55,378	$151.62	55,378	678,274
June 1 to June 30, 2022	72,781	$141.37	72,781	605,493
Total	174,882	$152.60	174,882	605,493

In 1996, the Company’s Board of Directors authorized a stock repurchase program for up to 100,000 shares of the Company’s common stock. The Company’s Board of Directors has periodically increased the number of shares authorized for repurchase under the repurchase program. In May 2021, the Company’s Board of Directors increased the number of shares of common stock authorized to be repurchased over the life of the program by 1,000,000 shares of common stock to 38,000,000 shares of common stock. There is no expiration date for the repurchase program. The Company repurchased 174,822 shares of its common stock for $26.7 million at an average price of $152.60 per share during the three months ended June 30, 2022. As of June 30, 2022, the Company had repurchased 37,394,507 shares of its common stock over the life of the program.

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

31.1

Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

*

The certifications attached as Exhibit 32.1 accompany this Quarterly Report pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the registrant for purposes of Section 18 of the Exchange Act and are not to be incorporated by reference into any of the registrant’s filings under the Securities Act or the Exchange Act, irrespective of any general incorporation language contained in any such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CORVEL CORPORATION

Dated: August 4, 2022	By:	/s/ Michael G. Combs
Michael G. Combs, Chief Executive Officer and President

Dated: August 4, 2022	By:	/s/ Brandon T. O’Brien
Brandon T. O’Brien,
Chief Financial Officer (Principal Financial Officer)