Form 10-Q
period 2022-12-31
CORVEL CORP
filed 2023-02-02
CIK 874866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

or

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

The number of shares outstanding of the registrant's Common Stock, $0.0001 par value per share, as of January 30, 2023, was 17,158,985.

CORVEL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

CORVEL CORPORATION

Consolidated Balance Sheets

	December 31, 2022	March 31, 2022
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$78,031,000	$97,504,000
Customer deposits	82,857,000	69,781,000
Accounts receivable, net	82,791,000	82,586,000
Prepaid taxes and expenses	13,064,000	15,123,000
Total current assets	256,743,000	264,994,000
Property and equipment, net	82,066,000	76,268,000
Goodwill	36,814,000	36,814,000
Other intangibles, net	1,350,000	1,669,000
Right-of-use asset, net	29,936,000	35,020,000
Other assets	778,000	481,000
TOTAL ASSETS	$407,687,000	$415,246,000
Liabilities and Stockholders' Equity
Current Liabilities
Accounts and taxes payable	$16,616,000	$14,431,000
Accrued liabilities	169,810,000	156,939,000
Total current liabilities	186,426,000	171,370,000
Deferred income taxes, net	683,000	1,689,000
Long-term lease liabilities	25,773,000	29,792,000
Total liabilities	212,882,000	202,851,000
Commitments and contingencies
Stockholders' Equity
Common stock, $.0001 par value: 120,000,000 shares authorized at December 31, 2022 and March 31, 2022; 54,891,298 shares issued (17,180,180 shares outstanding, net of Treasury shares) and 54,788,712 shares issued (17,569,087 shares outstanding, net of Treasury shares) at December 31, 2022 and March 31, 2022, respectively	3,000	3,000
Paid-in capital	210,904,000	201,609,000
Treasury stock (37,711,118 shares at December 31, 2022 and 37,219,625 shares at March 31, 2022)	(729,601,000)	(654,520,000)
Retained earnings	713,499,000	665,303,000
Total stockholders' equity	194,805,000	212,395,000
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$407,687,000	$415,246,000

See accompanying notes to unaudited consolidated financial statements.

CORVEL CORPORATION

Consolidated Income Statements – (Unaudited)

	Three Months Ended December 31,
	2022	2021
REVENUES	$179,386,000	$164,508,000
Cost of revenues	139,041,000	129,320,000
Gross profit	40,345,000	35,188,000
General and administrative expenses	18,128,000	17,506,000
Income before income tax provision	22,217,000	17,682,000
Income tax provision	5,368,000	3,824,000
NET INCOME	$16,849,000	$13,858,000
Net income per common and common equivalent share
Basic	$0.98	$0.78
Diluted	$0.96	$0.76
Weighted average common and common equivalent shares
Basic	17,245,000	17,785,000
Diluted	17,487,000	18,211,000

See accompanying notes to unaudited consolidated financial statements.

CORVEL CORPORATION

Consolidated Income Statements – (Unaudited)

	Nine Months Ended December 31,
	2022	2021
REVENUES	$533,119,000	$474,871,000
Cost of revenues	416,811,000	365,808,000
Gross profit	116,308,000	109,063,000
General and administrative expenses	54,347,000	50,810,000
Income before income tax provision	61,961,000	58,253,000
Income tax provision	13,765,000	11,480,000
NET INCOME	$48,196,000	$46,773,000
Net income per common and common equivalent share
Basic	$2.77	$2.62
Diluted	$2.73	$2.57
Weighted average common and common equivalent shares
Basic	17,379,000	17,841,000
Diluted	17,647,000	18,221,000

See accompanying notes to unaudited consolidated financial statements.

CORVEL CORPORATION

Consolidated Statements of Stockholders’ Equity – (Unaudited)

	Three Months Ended December 31, 2022
	Common Shares	Stock Amount	Paid-in- Capital	Treasury Shares	Treasury Stock	Retained Earnings	Total Stockholders' Equity
Balance – September 30, 2022	54,873,202	$3,000	$207,986,000	(37,559,016)	$(706,806,000)	$696,650,000	$197,833,000
Stock issued under stock option plan, net of shares repurchased	18,096	—	1,220,000	—	—	—	1,220,000
Stock-based compensation expense	—	—	1,698,000	—	—	—	1,698,000
Purchase of treasury stock	—	—	—	(152,102)	(22,795,000)	—	(22,795,000)
Net income	—	—	—	—	—	16,849,000	16,849,000
Balance – December 31, 2022	54,891,298	$3,000	$210,904,000	(37,711,118)	$(729,601,000)	$713,499,000	$194,805,000

	Three Months Ended December 31, 2021
	Common Shares	Stock Amount	Paid-in- Capital	Treasury Shares	Treasury Stock	Retained Earnings	Total Stockholders' Equity
Balance – September 30, 2021	54,701,476	$3,000	$196,174,000	(36,937,900)	$(604,190,000)	$631,808,000	$223,795,000
Stock issued under stock option plan, net of shares repurchased	25,917	—	1,627,000	—	—	—	1,627,000
Stock-based compensation expense	—	—	1,183,000	—	—	—	1,183,000
Purchase of treasury stock	—	—	—	(135,734)	(25,536,000)	—	(25,536,000)
Net income	—	—	—	—	—	13,858,000	13,858,000
Balance – December 31, 2021	54,727,393	$3,000	$198,984,000	(37,073,634)	$(629,726,000)	$645,666,000	$214,927,000

	Nine Months Ended December 31, 2022
	Common Shares	Stock Amount	Paid-in- Capital	Treasury Shares	Treasury Stock	Retained Earnings	Total Stockholders' Equity
Balance – March 31, 2022	54,788,712	$3,000	$201,609,000	(37,219,625)	$(654,520,000)	$665,303,000	$212,395,000
Stock issued under employee stock purchase plan	2,636	—	346,000	—	—	—	346,000
Stock issued under stock option plan, net of shares repurchased	99,950	—	4,922,000	—	—	—	4,922,000
Stock-based compensation expense	—	—	4,027,000	—	—	—	4,027,000
Purchase of treasury stock	—	—	—	(491,493)	(75,081,000)	—	(75,081,000)
Net income	—	—	—	—	—	48,196,000	48,196,000
Balance – December 31, 2022	54,891,298	$3,000	$210,904,000	(37,711,118)	$(729,601,000)	$713,499,000	$194,805,000

	Nine Months Ended December 31, 2021
	Common Shares	Stock Amount	Paid-in- Capital	Treasury Shares	Treasury Stock	Retained Earnings	Total Stockholders' Equity
Balance – March 31, 2021	54,529,642	$3,000	$185,941,000	(36,653,552)	$(564,435,000)	$598,893,000	$220,402,000
Stock issued under employee stock purchase plan	1,534	—	271,000	—	—	—	271,000
Stock issued under stock option plan, net of shares repurchased	196,217	—	8,888,000	—	—	—	8,888,000
Stock-based compensation expense	—	—	3,884,000	—	—	—	3,884,000
Purchase of treasury stock	—	—	—	(420,082)	(65,291,000)	—	(65,291,000)
Net income	—	—	—	—	—	46,773,000	46,773,000
Balance – December 31, 2021	54,727,393	$3,000	$198,984,000	(37,073,634)	$(629,726,000)	$645,666,000	$214,927,000

See accompanying notes to unaudited consolidated financial statements.

CORVEL CORPORATION

Consolidated Statements of Cash Flows – (Unaudited)

	Nine Months Ended December 31,
	2022	2021
Cash Flows from Operating Activities
NET INCOME	$48,196,000	$46,773,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,864,000	17,901,000
Gain on write down or disposal of property, capitalized software or investment	95,000	34,000
Stock compensation expense	4,027,000	3,884,000
Provision for doubtful accounts	1,073,000	146,000
Deferred income tax	(1,006,000)	(971,000)
Changes in operating assets and liabilities
Accounts receivable	(1,278,000)	(4,969,000)
Customer deposits	(13,076,000)	(13,666,000)
Prepaid taxes and expenses	2,059,000	(5,422,000)
Other assets	(298,000)	(241,000)
Accounts and taxes payable	(3,088,000)	(662,000)
Accrued liabilities	12,871,000	9,304,000
Operating lease liabilities	1,065,000	(1,716,000)
Net cash provided by operating activities	69,504,000	50,395,000
Cash Flows from Investing Activities
Purchase of property and equipment	(19,164,000)	(18,441,000)
Net cash used in investing activities	(19,164,000)	(18,441,000)
Cash Flows from Financing Activities
Purchase of treasury stock	(75,081,000)	(65,291,000)
Proceeds from exercise of common stock options	4,922,000	8,888,000
Proceeds from purchases under employee stock purchase plan	346,000	271,000
Net cash used in financing activities	(69,813,000)	(56,132,000)
Decrease in cash and cash equivalents	(19,473,000)	(24,178,000)
Cash and cash equivalents at beginning of period	97,504,000	139,716,000
Cash and cash equivalents at end of period	$78,031,000	$115,538,000
Supplemental Cash Flow Information:
Income taxes paid	$14,981,000	$17,879,000
Purchase of software license under finance agreement	$5,273,000	$—

See accompanying notes to unaudited consolidated financial statements.

CORVEL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2022

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

Certain information and note disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2023. For further information, refer to the audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2022 included in the Company's Annual Report on Form 10-K filed with the SEC on May 27, 2022.

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

Third-party services revenue includes pharmacy, directed care services and other services, and includes amounts received from customers compensating the Company for certain third-party costs associated with providing its integrated network solutions services. The Company is considered the principal in these transactions as it directs the third party, controls the specified service, performs program utilization review, directs payment to the provider, accepts the financial risk of loss associated with services rendered, and combines the services provided into an integrated solution, as specified within the Company’s customer contracts. The Company has the ability to influence contractual fees with customers and possesses the financial risk of loss in certain contractual obligations. These factors indicate the Company is the principal and, as such, is required to recognize revenue gross and service partner vendor fees in the operating expense in the Company’s consolidated statements of income.

The following table presents revenues disaggregated by service line for the three and nine months ended December 31, 2022 and 2021:

	Three Months Ended	Three Months Ended
	December 31, 2022	December 31, 2021
Patient management services	$118,918,000	$107,711,000
Network solutions services	60,468,000	56,797,000
Total services	$179,386,000	$164,508,000

	Nine Months Ended	Nine Months Ended
	December 31, 2022	December 31, 2021
Patient management services	$353,197,000	$312,829,000
Network solutions services	179,922,000	162,042,000
Total services	$533,119,000	$474,871,000

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

	December 31, 2022	March 31, 2022
Billed receivables	$56,957,000	$57,841,000
Allowance for doubtful accounts	(3,043,000)	(2,562,000)
Unbilled receivables	28,877,000	27,307,000
Accounts receivable, net	$82,791,000	$82,586,000

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

The table below presents the deferred revenues balance and the significant activity affecting deferred revenues during the nine months ended December 31, 2022:

Nine Months Ended
December 31, 2022
Beginning balance at April 1, 2022	$25,796,000
Additions	33,686,000
Revenue recognized from beginning of period	(20,193,000)
Revenue recognized from additions	(12,949,000)
Ending balance at December 31, 2022	$26,340,000

Remaining Performance Obligations

As of December 31, 2022, the Company had $26.3 million of remaining performance obligations related to claims and non-claims services for which the price is fixed. Remaining performance obligations consist of deferred revenues. The Company expects to recognize approximately 98% of its remaining performance obligations as revenues within one year and the remaining balance thereafter. See the discussion below regarding the practical expedients elected for the disclosure of remaining performance obligations.

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

Note 3 — Stock-Based Compensation and Stock Options

Under the Company’s Restated Omnibus Incentive Plan (formerly the Restated 1988 Executive Stock Option Plan) (“the Plan”) as in effect at December 31, 2022, options exercisable for up to 20,615,000 shares of the Company’s common stock may be granted over the life of the Plan to key employees, non-employee directors, and consultants at exercise prices not less than the fair market value of the common stock on the date of grant. Options granted under the Plan are non-statutory stock options and generally vest 25% one year from the date of grant with the remaining 75% vesting ratably each month for the next 36 months. The options granted to employees and the Company’s Board of Directors expire at the end of five years and ten years from the date of grant, respectively. All options granted in the nine months ended December 31, 2022 and 2021 were granted with an exercise price equal to the fair value of the Company’s common stock on the grant date and are non-statutory stock options.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model with the assumptions included in the table below. The Company uses historical data, among other factors, to estimate the expected volatility, the expected dividend yield and the expected option life. The Company accounts for forfeitures as they occur, rather than estimating expected forfeitures. The risk-free rate is based on the interest rate paid on a U.S. Treasury issue with a term similar to the estimated life of the option. The following assumptions were used to estimate the fair value of options granted during the three months ended December 31, 2022 and 2021 using the Black-Scholes option-pricing model:

	Three Months Ended
	December 31, 2022	December 31, 2021
Risk-free interest rate	4.36%	1.27%
Expected volatility	36%	36%
Expected dividend yield	0.00%	0.00%
Expected weighted average life of option in years	4.3 years	4.4 years

For the three months ended December 31, 2022 and 2021, the Company recorded share-based compensation expense of $1,698,000 and $1,183,000, respectively. For the nine months ended December 31, 2022 and 2021, the Company recorded share-based compensation expense of $4,027,000 and $3,884,000, respectively. The table below shows the amounts recognized in the unaudited consolidated financial statements for stock compensation expense for time-based options and performance-based options during the three and nine months ended December 31, 2022 and 2021, respectively.

	Three Months Ended
	December 31, 2022	December 31, 2021
Cost of revenues	$670,000	$487,000
General and administrative	1,028,000	696,000
Total cost of stock-based compensation included in income before income tax provision	1,698,000	1,183,000
Amount of income tax benefit recognized	(410,000)	(256,000)
Amount charged against net income	$1,288,000	$927,000
Effect on basic earnings per share	$(0.07)	$(0.05)
Effect on diluted earnings per share	$(0.07)	$(0.05)

	Nine Months Ended
	December 31, 2022	December 31, 2021
Cost of revenues	$1,879,000	$1,539,000
General and administrative	2,148,000	2,345,000
Total cost of stock-based compensation included in income before income tax provision	4,027,000	3,884,000
Amount of income tax benefit recognized	(895,000)	(765,000)
Amount charged against net income	$3,132,000	$3,119,000
Effect on basic earnings per share	$(0.18)	$(0.17)
Effect on diluted earnings per share	$(0.18)	$(0.17)

The following table summarizes information for all stock options for the three and nine months ended December 31, 2022 and 2021:

	Three Months Ended December 31, 2022		Three Months Ended December 31, 2021
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning	706,728	$96.14	778,982	$72.17
Options granted	69,200	155.99	50,200	197.16
Options exercised	(18,210)	67.63	(25,917)	62.78
Options cancelled/forfeited	(1,256)	126.62	(6,407)	81.62
Options outstanding, ending	756,462	$102.25	796,858	$80.27

	Nine Months Ended December 31, 2022		Nine Months Ended December 31, 2021
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning	723,876	$84.55	937,158	$64.28
Options granted	149,400	155.69	110,450	163.54
Options exercised	(101,896)	51.17	(212,588)	53.27
Options cancelled/forfeited	(14,918)	128.65	(38,162)	78.87
Options outstanding, ending	756,462	$102.25	796,858	$80.27

The following table summarizes the status of stock options outstanding and exercisable at December 31, 2022:

Range of Exercise Price	Number of Outstanding Options	Weighted Average Remaining Contractual Life	Outstanding Options – Weighted Average Exercise Price	Exercisable Options – Number of Exercisable Options	Exercisable Options – Weighted Average Exercise Price
$33.16 to $70.24	204,302	2.09	$52.49	187,542	$52.17
$70.25 to $87.69	248,327	2.92	83.32	111,749	82.64
$87.70 to $155.99	209,534	4.30	138.56	30,938	108.20
$156.00 to $197.16	94,299	4.85	179.20	7,330	174.40
Total	756,462	3.32	$102.25	337,559	$70.05

The following table summarizes the status of all outstanding options at December 31, 2022, and changes during the three months then ended:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value as of December 31, 2022
Options outstanding at October 1, 2022	706,728	$96.14
Granted	69,200	155.99
Exercised	(18,210)	67.63
Cancelled – forfeited	(1,225)	121.76
Cancelled – expired	(31)	121.96
Ending outstanding	756,462	$102.25	3.32	$36,912,256
Ending vested and expected to vest	662,773	$99.55	3.34	$33,500,567
Ending exercisable at December 31, 2022	337,559	$70.05	2.54	$25,647,949

The weighted-average grant-date fair value of options granted during the three months ended December 31, 2022 and 2021, was $55.15 and $60.55, respectively.

Included in the above-noted stock option grants and stock compensation expense are performance-based stock options that vest only upon the Company’s achievement of certain earnings per share targets on a calendar year basis, as determined by the Company’s Board of Directors. These options were valued in the same manner as the time-based options. However, the Company only recognizes stock compensation expense to the extent that the targets are determined to be probable of being achieved, which triggers the vesting of the performance options. The Company recognized $749,000 and $481,000 of stock compensation expense for the three months ended December 31, 2022 and 2021, respectively, for performance-based stock options. The Company recognized $1,404,000 and $1,702,000 of stock compensation expense for the nine months ended December 31, 2022 and 2021, respectively, for performance-based stock options.

Note 4 — Treasury Stock

The Company’s Board of Directors approved the commencement of a stock repurchase program in the fall of 1996. In November 2022, the Company’s Board of Directors approved a 1,000,000 share expansion to the Company’s existing stock repurchase program, increasing the total number of shares of the Company’s common stock approved for repurchase over the life of the program to 39,000,000 shares. Since the commencement of the stock repurchase program, the Company has spent $730 million on the repurchase of 37,711,118 shares of its common stock, equal to 69% of the outstanding common stock had there been no repurchases. The average price of these repurchases was $19.35 per share. These repurchases were funded primarily by the net earnings of the Company, along with proceeds from the exercise of common stock options. During the three and nine months ended December 31, 2022, the Company repurchased 152,102 shares of its common stock for $22.8 million at an average price of $149.87 per share and 491,493 shares of its common stock for $75.1 million at an average price of $152.76, respectively. The Company had 17,180,180 shares of common stock outstanding as of December 31, 2022, net of the 37,711,118 shares in treasury. During the period subsequent to the quarter ended December 31, 2022, the Company repurchased 36,454 shares of its common stock for $5.7 million at an average price of $156.32 per share under the Company’s stock repurchase program.

Note 5 — Weighted Average Shares and Net Income Per Share

Basic weighted average common shares outstanding decreased to 17,245,000 for the quarter ended December 31, 2022 from 17,785,000 for the quarter ended December 31, 2021. Diluted weighted average common and common equivalent shares outstanding decreased to 17,487,000 for the quarter ended December 31, 2022 from 18,211,000 for the quarter ended December 31, 2021. Basic weighted average common and common equivalent shares decreased to 17,379,000 for the nine months ended December 31, 2022 from 17,841,000 for the nine months ended December 31, 2021. Diluted weighted average common and common equivalent shares decreased to 17,647,000 for the nine months ended December 31, 2022 from 18,221,000 for the nine months ended December 31, 2021.

Net income per common and common equivalent share was computed by dividing net income by the weighted average number of common and common share equivalents outstanding during the period. The following table sets forth the calculations of the basic and diluted weighted average common shares for the three and nine months ended December 31, 2022 and 2021:

	Three Months Ended December 31,
	2022	2021
Net Income	$16,849,000	$13,858,000
Basic:
Weighted average common shares outstanding	17,245,000	17,785,000
Net Income per share	$0.98	$0.78
Diluted:
Weighted average common shares outstanding	17,245,000	17,785,000
Treasury stock impact of stock options	242,000	426,000
Total common and common equivalent shares	17,487,000	18,211,000
Net Income per share	$0.96	$0.76

	Nine Months Ended December 31,
	2022	2021
Net Income	$48,196,000	$46,773,000
Basic:
Weighted average common shares outstanding	17,379,000	17,841,000
Net Income per share	$2.77	$2.62
Diluted:
Weighted average common shares outstanding	17,379,000	17,841,000
Treasury stock impact of stock options	268,000	380,000
Total common and common equivalent shares	17,647,000	18,221,000
Net Income per share	$2.73	$2.57

Note 6 — Contingencies and Legal Proceedings

The Company is involved in litigation arising in the ordinary course of business. The Company believes that resolution of these matters will not result in any payment that, individually or in the aggregate, would be material to the consolidated financial position or results of operations of the Company.

Note 7 — Accounts and Income Taxes Payable and Accrued Liabilities

The following tables set forth accounts payable, income taxes payable, and accrued liabilities at December 31, 2022 and March 31, 2022:

	December 31, 2022	March 31, 2022
Accounts payable	$14,702,000	$14,080,000
Income taxes payable and uncertain tax positions	1,914,000	351,000
Total accounts and taxes payable	$16,616,000	$14,431,000

	December 31, 2022	March 31, 2022
Payroll, payroll taxes and employee benefits	$36,477,000	$36,066,000
Customer deposits	82,857,000	69,781,000
Accrued professional service fees	8,596,000	8,073,000
Self-insurance accruals	3,032,000	2,798,000
Deferred revenue	26,340,000	25,796,000
Operating lease liabilities	10,687,000	13,348,000
Other	1,821,000	1,077,000
Total accrued liabilities	$169,810,000	$156,939,000

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

The components of lease expense are as follows:

	Three Months Ended	Three Months Ended
	December 31, 2022	December 31, 2021
Operating lease expense	$3,090,000	$3,580,000
Finance lease expense	23,000	24,000
Short-term lease expense	5,000	3,000
Variable lease expense	213,000	136,000
Total lease expenses	$3,331,000	$3,743,000

	Nine Months Ended	Nine Months Ended
	December 31, 2022	December 31, 2021
Operating lease expense	$9,381,000	$10,519,000
Finance lease expense	70,000	74,000
Short-term lease expense	12,000	10,000
Variable lease expense	577,000	403,000
Total lease expenses	$10,040,000	$11,006,000

The following table presents the lease related assets and liabilities recorded on the Company’s consolidated balance sheets related to its operating leases:

	December 31, 2022	March 31, 2022
Right-of-use asset, net	$29,936,000	$35,020,000
Short-term lease liability	$10,687,000	$13,348,000
Long-term lease liability	25,773,000	29,792,000
Total lease liabilities	$36,460,000	$43,140,000
Weighted average remaining operating lease term	4.15 years	4.32 years
Weighted average remaining finance lease term	2.5 years	3.25 years
Weighted average discount rate	2.8%	2.6%

Supplemental cash flow information related to operating leases for the nine months ended December 31, 2022 and 2021 was as follows:

	Nine Months Ended	Nine Months Ended
	December 31, 2022	December 31, 2021
Cash paid for amounts included in the measurement of operating lease liabilities	$10,984,000	$11,204,000
Operating lease liabilities arising from obtaining ROU assets	$56,105,000	$60,420,000
Finance lease liabilities arising from obtaining ROU assets	$358,000	$358,000
Reductions to ROU assets resulting from reductions to operating lease liabilities	$2,217,000	$6,446,000

As of December 31, 2022, maturities of operating lease liabilities for each of the next five years and thereafter are as follows:

2023	$3,412,000
2024	10,529,000
2025	8,415,000
2026	6,120,000
2027	4,380,000
Thereafter	6,049,000
Total lease payments	38,905,000
Less interest	(2,445,000)
Total lease liabilities	$36,460,000

As of December 31, 2022, the Company has approximately $5.5 million of additional operating lease commitments that have not yet commenced. These additional leases commence in 2023 and have lease terms between 2 years and 5 years.

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

Overview

CorVel Corporation is an independent nationwide provider of medical cost containment and managed care services designed to address the escalating medical costs of workers’ compensation benefits, automobile insurance claims, and group health insurance benefits. The Company’s services are provided to insurance companies, TPAs, governmental entities, and self-administered employers to assist them in managing the medical costs and monitoring the quality of care associated with healthcare claims. In November 2022, the Bureau of Labor Statistics reported that the occupational injury count for 2021 was 2.24 million compared to 2.11 million in 2020, and 2.69 million in 2019. While there was an increase in the injury count for 2021 compared to 2020, the count has not returned to pre-pandemic levels.

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

Summary of Quarterly Results

The Company’s revenues increased to $179.4 million in the quarter ended December 31, 2022 from $164.5 million in the quarter ended December 31, 2021, an increase of $14.9 million, or 9.0%. This increase resulted primarily from both patient management and network solutions activity with existing customers and, to a lesser extent, an increase in new customers.

Cost of revenues increased to $139.0 million in the quarter ended December 31, 2022 from $129.3 million in the quarter ended December 31, 2021, an increase of $9.7 million, or 7.5%. This increase was primarily due to the increase of 9.0% in revenue mentioned above. Additionally, there was an increase in salaries of 9.8% resulting from increased average headcount of 9.3% in field operations and growth in average annual salary increases due to wage inflation.

General and administrative expense increased to $18.1 million in the quarter ended December 31, 2022 from $17.5 million in the quarter ended December 31, 2021, an increase of $0.6 million, or 3.6%. This increase was primarily due to an increase in corporate system costs.

Income tax expense increased to $5.4 million in the quarter ended December 31, 2022 from $3.8 million in the quarter ended December 31, 2021. Income before income tax provision increased to $22.2 million in the quarter ended December 31, 2022 from $17.7 million in the quarter ended December 31, 2021, an increase of $4.5 million, or 25.6%. The effective tax rate was 24.2% for the quarter ended December 31, 2022 compared to 21.6% in the quarter ended December 31, 2021.

Diluted weighted average common and common equivalent shares decreased to 17.5 million shares for the quarter ended December 31, 2022 from 18.2 million shares for the quarter ended December 31, 2021, a decrease of 724,000 shares, or 4.0%, due to the weighted impact of shares repurchased partially offset by the weighted impact of options exercised.

Diluted earnings per share increased to $0.96 per share in the quarter ended December 31, 2022 from $0.76 per share in the quarter ended December 31, 2021, an increase of $0.20 per share, or 26.3%. The increase in diluted earnings per share was primarily due to an increase in net income, which was slightly offset by a decrease in weighted diluted shares.

Results of Operations for the three months ended December 31, 2022 and 2021

The Company derives its revenues from providing patient management and network solutions services to payors of workers’ compensation benefits, automobile insurance claims, and group health insurance benefits. The percentages of total revenues attributable to patient management and network solutions services for the quarters ended December 31, 2022 and 2021 are as follows:

	December 31, 2022	December 31, 2021
Patient management services	66.3%	65.5%
Network solutions services	33.7%	34.5%

The following table sets forth, for the periods indicated, the dollar amounts, dollar and percent changes, share changes, and the percentage of revenues represented by certain items reflected in the Company’s unaudited consolidated income statements for the three months ended December 31, 2022 and 2021. The Company’s past operating results are not necessarily indicative of future operating results.

	Three Months Ended	Three Months Ended		Percentage
	December 31, 2022	December 31, 2021	Change	Change
Revenue	$179,386,000	$164,508,000	$14,878,000	9.0%
Cost of revenues	139,041,000	129,320,000	9,721,000	7.5%
Gross profit	40,345,000	35,188,000	5,157,000	14.7%
Gross profit as percentage of revenue	22.5%	21.4%
General and administrative	18,128,000	17,506,000	622,000	3.6%
General and administrative as percentage of revenue	10.1%	10.6%
Income before income tax provision	22,217,000	17,682,000	4,535,000	25.6%
Income before income tax provision as percentage of revenue	12.4%	10.7%
Income tax provision	5,368,000	3,824,000	1,544,000	40.4%
Net income	$16,849,000	$13,858,000	$2,991,000	21.6%
Weighted Average Shares
Basic	17,245,000	17,785,000	(540,000)	(3.0%)
Diluted	17,487,000	18,211,000	(724,000)	(4.0%)
Earnings Per Share
Basic	$0.98	$0.78	$0.20	25.6%
Diluted	$0.96	$0.76	$0.20	26.3%

Revenues

Change in revenue to the quarter ended December 31, 2022 from the quarter ended December 31, 2021

Revenues increased to $179.4 million in the quarter ended December 31, 2022 from $164.5 million in the quarter ended December 31, 2021, an increase of $14.9 million, or 9.0%. Patient management services revenues increased to $118.9 million from $107.7 million, an increase of 10.4%. This increase is primarily due to higher revenue from the Company’s TPA and related services. Total new claims increased by 7% during the December 31, 2022 quarter compared to the December 31, 2021 quarter. Network solutions services revenues increased to $60.5 million from $56.8 million, an increase of 6.5%. This increase is primarily due to increases in enhanced bill review programs services, which resulted in a higher number of bills reviewed and higher revenue per bill. Most of the increase came from growth with existing customers and, to a lesser extent, growth with new customers.

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

Change in cost of revenues to the quarter ended December 31, 2022 from the quarter ended December 31, 2021

Cost of revenues increased to $139.0 million in the quarter ended December 31, 2022 from $129.3 million in the quarter ended December 31, 2021, an increase of $9.7 million, or 7.5%. The increase in cost of revenues was primarily due to the increase in total revenues of 9.0%. Additionally, there was an increase in salaries of 9.8% resulting from increased average headcount of 9.3% in field operations and growth in average annual salary increases due to wage inflation. Headcount increased due to an increase in new business and volume of business.

General and Administrative Expense

For the quarter ended December 31, 2022, general and administrative expense consisted of approximately 50% of corporate systems costs, which include the corporate systems support, implementation and training, rules engine development, national IT strategy and planning, depreciation of hardware costs in the Company’s corporate offices and backup data center, the Company’s nationwide area network, and other systems related costs. The Company includes all IT-related costs managed by the corporate office in general and administrative expense whereas the field IT-related costs are included in the cost of revenues. The remaining general and administrative costs consist of national marketing, national sales support, corporate legal, corporate insurance, human resources, accounting, product management, new business development, and other general corporate expenses.

Change in general and administrative expense to the quarter ended December 31, 2022 from the quarter ended December 31, 2021

General and administrative expense increased to $18.1 million in the quarter ended December 31, 2022 from $17.5 million in the quarter ended December 31, 2021, an increase of $0.6 million, or 3.6%. This increase was primarily due to an increase in corporate system costs.

Income Tax Provision

Change in income tax expense to the quarter ended December 31, 2022 from the quarter ended December 31, 2021

Income tax expense increased to $5.4 million in the quarter ended December 31, 2022 from $3.8 million in the quarter ended December 31, 2021. Income before income tax provision increased to $22.2 million in the quarter ended December 31, 2022 from $17.7 million in the quarter ended December 31, 2021, an increase of $4.5 million, or 25.6%. The effective tax rate was 24.2% for the quarter ended December 31, 2022 compared to 21.6% in the quarter ended December 31, 2021. For the quarter ended December 31, 2022, the effective tax rate was higher due to a decrease in stock option exercises.

Results of Operations for the nine months ended December 31, 2022 and 2021

The following table sets forth, for the periods indicated, the dollar amounts, dollar and percent changes, share changes, and the percentage of revenues represented by certain items reflected in the Company’s consolidated income statements for the nine months ended December 31, 2022 and 2021. The Company’s past operating results are not necessarily indicative of future operating results.

	Nine Months Ended	Nine Months Ended		Percentage
	December 31, 2022	December 31, 2021	Change	Change
Revenue	$533,119,000	$474,871,000	$58,248,000	12.3%
Cost of revenues	416,811,000	365,808,000	51,003,000	13.9%
Gross profit	116,308,000	109,063,000	7,245,000	6.6%
Gross profit as percentage of revenue	21.8%	23.0%
General and administrative	54,347,000	50,810,000	3,537,000	7.0%
General and administrative as percentage of revenue	10.2%	10.7%
Income before income tax provision	61,961,000	58,253,000	3,708,000	6.4%
Income before income tax provision as percentage of revenue	11.6%	12.3%
Income tax provision	13,765,000	11,480,000	2,285,000	19.9%
Net income	$48,196,000	$46,773,000	$1,423,000	3.0%
Weighted Average Shares
Basic	17,379,000	17,841,000	(462,000)	(2.6%)
Diluted	17,647,000	18,221,000	(574,000)	(3.2%)
Earnings Per Share
Basic	$2.77	$2.62	$0.15	5.7%
Diluted	$2.73	$2.57	$0.16	6.2%

Revenues

Change in revenue to the nine months ended December 31, 2022 from the nine months ended December 31, 2021

Revenues increased to $533.1 million for the nine months ended December 31, 2022 from $474.9 million for the nine months ended December 31, 2021, an increase of $58.2 million, or 12.3%. Patient management services revenues increased to $353.2 million from $312.8 million, an increase of 12.9%. This increase is primarily due to higher revenue from the Company’s TPA and related services. Total new claims increased by 15% during the nine months ended December 31, 2022 compared to the nine months ended December 31, 2021. Network solutions services revenues increased to $179.9 million from $162.0 million, an increase of 11.0%. This increase is primarily due to increases in enhanced bill review programs services, which resulted in a higher number of bills reviewed and higher revenue per bill. Most of the increase came from growth with existing customers and, to a lesser extent, growth with new customers.

Cost of Revenues

Change in cost of revenues to the nine months ended December 31, 2022 from the nine months ended December 31, 2021

Cost of revenues increased to $416.8 million in the nine months ended December 31, 2022 from $365.8 million in the nine months ended December 31, 2021, an increase of $51.0 million, or 13.9%. The increase in cost of revenues was primarily due to the increase in total revenues of 12.3%. Additionally, there was an increase in salaries of 16.2% resulting from increased average headcount of 12.8% in field operations and growth in average annual salary increases due to wage inflation. Headcount increased due to an increase in new business and volume of business.

General and Administrative Expense

Change in administrative expense to the nine months ended December 31, 2022 from the nine months ended December 31, 2021

General and administrative expense increased to $54.3 million in the nine months ended December 31, 2022 from $50.8 million in the nine months ended December 31, 2021, an increase of $3.5 million, or 7.0%. This increase was primarily due to an increase in corporate system costs, marketing, and legal expenses.

Income Tax Provision

Change in income tax expense to the nine months ended December 31, 2022 from the nine months ended December 31, 2021

Income tax expense increased to $13.8 million for the nine months ended December 31, 2022 from $11.5 million for the nine months ended December 31, 2021, an increase of $2.3 million, or 19.9%. Income before income tax provision increased to $62.0 million in the nine months ended December 31, 2022 from $58.3 million in the nine months ended December 31, 2021, an increase of $3.7 million, or 6.4%. The income tax expense as a percentage of income before income taxes, also known as the effective tax rate, was 22.1% for the nine months ended December 31, 2022 and 19.8% for the nine months ended December 31, 2021. For the nine months ended December 31, 2022 compared to the nine months ended December 31, 2021, the effective tax rate is less than the statutory tax rate primarily because of the impact of the stock option exercises, that however had a less significant impact in the current year compared to prior year.

Liquidity and Capital Resources

The Company has historically funded its operations and capital expenditures primarily from cash flow from operations, and to a lesser extent, proceeds from stock option exercises. Working capital decreased to $70.3 million as of December 31, 2022 from $93.6 million as of March 31, 2022, a decrease of $23.3 million. Cash decreased to $78.0 million as of December 31, 2022 from $97.5 million as of March 31, 2022, a decrease of $19.5 million. This is primarily due to the increase in spending to repurchase shares of the Company’s common stock. The Company did not apply for governmental loans to support the Company’s operations, but has taken advantage of certain aspects of the CARES Act such as the deferral of payroll tax deposits. The Company deferred a total of $10.4 million in payroll tax deposits, half of which was paid during the December 31, 2021 quarter, and the other half of which was paid during the December 31, 2022 quarter.

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

As of December 31, 2022, the Company had $78.0 million in cash and cash equivalents, invested primarily in short term, interest bearing, highly liquid investment grade securities with maturities of 90 days or less.

The Company believes that its cash and cash equivalents, along with cash generated by ongoing operations, will be sufficient to satisfy its cash requirements over the next 12 months and beyond.

Operating Activities

Nine months ended December 31, 2022 compared to nine months ended December 31, 2021

Net cash provided by operating activities increased to $69.5 million in the nine months ended December 31, 2022 from $50.4 million in the nine months ended December 31, 2021, an increase of $19.1 million. The increase in cash flow from operating activities was primarily due to the fact that in the nine months ended December 31, 2022, there was a source of cash due to the timing of tax payments versus in the nine months ended December 31, 2021, there was a use of cash due to the timing of the tax payments, which caused a $7.5 million swing.

Investing Activities

Nine months ended December 31, 2022 compared to nine months ended December 31, 2021

Net cash flow used in investing activities increased to $19.2 million in the nine months ended December 31, 2022 from $18.4 million in the nine months ended December 31, 2021, an increase of $0.7 million, which were exclusively capital purchases. The Company increased its spending primarily on developed software and reduced its spending on furniture and leasehold improvements as the Company reduces its lease footprint.

Financing Activities

Nine months ended December 31, 2022 compared to nine months ended December 31, 2021

Net cash flow used in financing activities increased to $69.8 million for the nine months ended December 31, 2022 from $56.1 million for the nine months ended December 31, 2021, an increase of $13.7 million. The increase in net cash used in financing activities was primarily due to an increase in spending on share repurchases to $75.1 million for the nine months ended December 31, 2022. The Company spent $65.3 million on share repurchases for the nine months ended December 31, 2021. Additionally, stock option exercises decreased to $4.9 million for the nine months ended December 31, 2022 from $8.9 million for the nine months ended December 31, 2021. The Company has historically used cash provided by operating activities and from the exercise of stock options to repurchase stock. The Company expects that it may use some of the cash on the balance sheet at December 31, 2022 to repurchase additional shares of its common stock in the future.

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

Our invested assets are primarily held as cash and cash equivalents, which are subject to various market risk exposures such as interest rate risk. The fair value of our portfolio of cash and cash equivalents as of December 31, 2022 approximated its carrying value due to its short-term duration. We estimated market risk as the potential decrease in fair value resulting from a hypothetical one-percentage point increase in interest rates for the instruments contained in the cash and cash equivalents investment portfolio. The resulting fair values were not materially different from their carrying values at December 31, 2022.

As of December 31, 2022, the Company held no market risk sensitive instruments for trading purposes, and the Company did not employ any derivative financial instruments, other financial instruments, or derivative commodity instruments to hedge any market risk. The Company had no debt outstanding as of December 31, 2022, and therefore, had no market risk related to debt.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the period covered by this report. The following table sets forth the repurchases of the Company’s common stock made by or on behalf of the Company in open-market transactions for the quarter ended December 31, 2022 pursuant to its publicly announced stock repurchase plan.

			Total Number of
			Shares Purchased	Maximum Number
			as Part of Publicly	of Shares that may
	Total Number of	Average Price Paid	Announced	yet be Purchased
Period	Shares Purchased	Per Share	Program	Under the Program
October 1 to October 31, 2022	55,904	$150.21	55,904	385,080
November 1 to November 30, 2022	53,084	$152.52	53,084	1,331,996
December 1 to December 31, 2022	43,114	$146.06	43,114	1,288,882
Total	152,102	$149.84	152,102	1,288,882

In 1996, the Company’s Board of Directors authorized a stock repurchase program for up to 100,000 shares of the Company’s common stock. The Company’s Board of Directors has periodically increased the number of shares authorized for repurchase under the repurchase program. In November 2022, the Company’s Board of Directors increased the number of shares of common stock authorized to be repurchased over the life of the program by 1,000,000 shares of common stock to 39,000,000 shares of common stock. There is no expiration date for the repurchase program. The Company repurchased 491,493 shares of its common stock for $75.1 million at an average price of $152.76 per share during the nine months ended December 31, 2022. As of December 31, 2022, the Company had repurchased 37,711,118 shares of its common stock over the life of the program.

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

32.1*	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2*	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*

The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this Quarterly Report pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the registrant for purposes of Section 18 of the Exchange Act and are not to be incorporated by reference into any of the registrant’s filings under the Securities Act or the Exchange Act, irrespective of any general incorporation language contained in any such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CORVEL CORPORATION

Dated: February 2, 2023	By:	/s/ Michael G. Combs
Michael G. Combs, Chief Executive Officer and President

Dated: February 2, 2023	By:	/s/ Brandon T. O’Brien
Brandon T. O’Brien,
Chief Financial Officer (Principal Financial Officer)