Form 10-K
period 2023-03-31
CORVEL CORP
filed 2023-05-26
CIK 874866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2023

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

(817) 390-1416
(Registrant’s telephone number, including area code)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of September 30, 2022, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,250,847,000 based on the closing price per share of $138.43 for the registrant’s common stock as reported on the Nasdaq Global Select Market on such date multiplied by 9,035,953 shares (total outstanding shares of 17,314,186 less 8,278,233 shares held by affiliates) of the registrant’s common stock which were outstanding on such date. For the purposes of the foregoing calculation only, all of registrant’s directors, executive officers and persons known to the registrant to hold ten percent or greater of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of registrant’s Common Stock outstanding as of May 23, 2023 was 17,141,997.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Items 10 through 14 of Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference to portions of the registrant’s Definitive Proxy Statement for the registrant’s 2023 annual meeting of stockholders, which will be filed with the Securities and Exchange

Commission not later than 120 days after the end of the fiscal year ended March 31, 2023. Except with respect to the information specifically incorporated by reference in this Annual Report on Form 10-K, the registrant’s definitive proxy statement is not deemed to be filed as a part of this Form 10-K.

CORVEL CORPORATION

2023 ANNUAL REPORT ON FORM 10-K

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
•
The impact of global pandemics, such as COVID-19;
•
Competition from other managed care companies and third-party administrators;
•
The Company's ability to renew or maintain contracts with its customers on favorable terms or at all;
•
The ability to expand certain areas of the Company's business;
•
Growth in the Company's sale of third-party administrator (“TPA”) services;
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

PART I

Item 1. Business.

INTRODUCTION

CorVel applies certain technology, including artificial intelligence, machine learning and natural language processing, to enhance the management of episodes of care and the related health-care costs. We partner with employers, TPAs, insurance companies and government agencies to assist our customers in managing the increasing medical costs of workers' compensation, group health and auto insurance, and in monitoring the quality of care provided to claimants. Our diverse suite of solutions combines our integrated technologies with a human touch. CorVel's customized services, delivered locally, are backed by a national team to support its clients, as well as their customers and patients.

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

CorVel was incorporated in Delaware in 1987, and its principal executive offices are located at 5128 Apache Plume Road, Suite 400, Fort Worth, Texas 76109. The Company's telephone number is (817) 390-1416. The Company maintains a nationwide presence across a network of branches, and our Fort Worth, Texas location provides a centrally located hub for the Company. The location provides a sizable property footprint and a concentrated number of employees. Additionally, our Dallas-Fort Worth metropolitan area offices perform both worker’s compensation and group health services. We believe the location of our headquarters puts us in the best position for future growth across our business in these areas of service.

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

FISCAL 2023 DEVELOPMENTS — Stock Repurchase Program

During the fiscal year ended March 31, 2023 ("fiscal 2023"), the Company spent $93.7 million to repurchase 598,241 shares of its common stock under a plan approved by the Company’s Board of Directors in 1996. Since the commencement of this program in the fall of 1996 through fiscal 2023, the Company has repurchased 37,817,866 shares of its common stock, at a cost of approximately $748 million, and had 1,182,134 shares of common stock authorized for repurchase remaining under its share repurchase program as of March 31, 2023. These repurchases were funded primarily from the Company’s operating cash flows.

BUSINESS — SERVICES

The Company's network solutions and patient management services reduce claim costs by advocating medical management at the onset of an injury. These solutions offer personalized treatment programs that use precise protocols to advocate timely, quality care for injured workers.

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

As discussed in greater detail below, bill review services include:

•
Coding review and re-bundling;
•
Reasonable and customary review;
•
Fee schedule analysis;
•
Out-of-network bill review;
•
Pharmacy review;
•
PPO management; and
•
Repricing.

PPO Management

PPOs are groups of hospitals, physicians and other healthcare providers that offer services at pre-negotiated rates to employee groups. The Company believes that PPO networks offer employers an additional means of managing healthcare costs by reducing the per-unit price of medical services provided to employees. CorVel offers a proprietary national PPO network and added leased network agreements to offer our customers extensive coverage and optimal network performance. As of March 31, 2023, the Company's PPO network was comprised of over 1.2 million providers nationwide, which are searchable based on quality, types of services, and location by the public through the Company's mobile application.

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

The Company has a team of national, regional and local personnel supporting the CorVel's PPO network. This team of developers is responsible for local recruitment, contract negotiations, credentialing and re-credentialing of providers, and working with customers to develop customer-specific provider networks. Each bill review operation has provider relations support staff to address provider grievances and other billing issues.

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

CERiS®

CERiS, CorVel’s enhanced review program, performs a clinical review and comparative analysis of itemized billing statements against national and customer payment standards. CERiS is a national provider of cost management solutions to employers, TPAs, insurance companies and government agencies. The Company’s comprehensive forensic solution reviews charge utilization, appropriateness of charges, and billing behavior, to verify proper payment of claims. CERiS offers clarity to those who pay facility claims and are unsure if the billing is correct. CERiS produces incremental savings both prior to and after payment, lowers provider friction, increases efficiencies with client and facility relationships, and easily scales to a payor’s enterprise needs.

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

CUSTOMERS AND MARKETING

CorVel serves a diverse group of customers, which include insurers, TPAs, self-administered employers, government agencies, municipalities, state funds, and numerous other stakeholders in the health care industry. CorVel provides workers’ compensation services to virtually any size employer and in any state or region of the United States. No single customer represented more than 10% of revenues in fiscal 2023, or in the fiscal years ended March 31, 2022 and 2021. One customer accounted for 10% or more of accounts receivable as of March 31, 2023 and 2022. Many claims management decisions in workers’ compensation are the responsibility of the local claims office of national or regional insurers. The Company’s national branch office network enables the Company to market and offer its services at both a local and national account level, though the Company placed increasing emphasis on national account marketing. The sales and marketing activities are conducted primarily by account executives located in key geographic areas.

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

HUMAN CAPITAL

As of March 31, 2023, CorVel had 4,444 employees, including nurses, claims adjusters, and other employees. Our entire workforce is concentrated in the United States. No employees are represented by any collective bargaining unit. Management believes the Company’s relationship with its employees to be good.

The COVID-19 pandemic had a significant impact on our human capital management. Most of our office locations are operating at reduced capacity as 71% of our employees are permanent work from home.

Human capital is a key component to our success. CorVel was recently awarded, for the third year in a row, certification as a "Great Place to Work Company" based on independent surveys of its employees. Our culture and organizational purpose is embodied by our ACE-IT values of Accountability, Commitment, Excellence, Integrity, and Teamwork. These values define our desired culture, and influence organizational behavior, decision-making and our people priorities. Our mission is to provide an enduring culture where we are empowered to seek our full potential, working together to change the industry, making a real difference to those we serve. Our vision is to make a real difference with our partners by creating a new standard of excellence in service and outcomes.

Diversity, Equity and Inclusion

Diversity, equity and inclusion are core to the Company’s values and instrumental in delivering stronger business growth. The more diverse our backgrounds and experiences, the more we can achieve together working side by side. We are committed to recruiting the most qualified people for the job regardless of gender, ethnicity or other protected traits, and to complying fully with all domestic, foreign and local laws relating to discrimination in the workplace. Additionally, we believe in providing opportunities for career progression for our people and, as such, we strive to fill our open positions with internal talent whenever possible. Our Company’s greatest strength and resource is the talent of our employees.

To ensure that our leaders and employees model fairness and inclusivity in their behaviors, diversity, equity and inclusion training is completed by our leaders and mandated for all employees. We are proud of having a diverse workforce and remain committed to increasing the empowerment of women and minorities across our operations.

As of March 31, 2023, over a third of our employees identify as racially or ethnically diverse. Additionally, over 79% of our employees identify as women. Over 72% of the Company’s managers identify as women.

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

Employee Development

Employee development continued to be of strategic importance in fiscal 2023. We require our adjusters and nurse case managers to undergo specific training related to their responsibilities as part of their onboarding process. We have a leadership development program that is now being expanded to additional cohorts and is open to managers and supervisors. The program was designed internally and is a combination of six focused workshops facilitated by different members of our executive team, and a curated reading list. During the program, the participants work individually and in group sessions to learn and improve leadership skills from proven resources and have the opportunity to roundtable situations to provide optimal resolutions for their teams.

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

We may be vulnerable to damage from severe weather conditions or natural disasters, including hurricanes, fires, floods, earthquakes, power loss, communications failures, and similar events, including the effects of pandemics, war or acts of terrorism. If a disaster were to occur, our ability to operate our business could be seriously or completely impaired or destroyed. The insurance we maintain may not be adequate to cover our losses resulting from disasters or other business interruptions. If there is a resurgence in the COVID-19 pandemic, or if any other pandemic arises, it could materially adversely impact our business operations, financial position and results of operations in unpredictable ways that depend on highly-uncertain future developments, such as determining the effectiveness of current or future government actions to address the public health or economic impacts of the pandemic. Any of these risks might have a materially adverse effect on our business operations and our financial position or results of operations.

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

Historically, the labor market has become less labor intensive and more service oriented, there are declining work-related injuries. Additionally, employers are being more proactive to prevent injuries. If declines in workers’ compensation costs occur in many states and persist over the long-term, it would have a material adverse impact on our business, financial condition and results of operations.

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

We are subject to inflation risks which could increase our wages, benefits, and other costs which may result in decreased profitability.

We are impacted by inflationary increases in wages, benefits and other costs. Wage and benefit inflation, whether driven by competition for talent or ordinary course pay increases and other inflationary pressure, may increase our cost of providing services and reduce our profitability. If we are not able to pass increased wage and other costs resulting from inflation onto our clients or charge premium prices when justified by market demand, our profitability may decline.

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

If we are unable to apply technology and data analytics effectively in driving value for our clients through technology-based solutions or gain internal efficiencies and effective internal controls through the application of technology and related tools, our operating results, client relationships, growth and compliance programs could be adversely affected.

Our future success depends, in part, on our ability to anticipate and respond effectively to the threat and opportunity presented by digital disruption, “big data” and data analytics, and other developments in technology. These may include new applications or insurance-related services based on artificial intelligence, machine learning, robotics, blockchain, the metaverse or new approaches to data mining that impact the nature of how we generate revenue. We may be exposed to competitive risks related to the adoption and application of new technologies by established market participants or new entrants such as technology companies, start-up companies and others. These new entrants are focused on using technology and innovation, including artificial intelligence and blockchain, in an attempt to simplify and improve the client experience, increase efficiencies, alter business models and effect other potentially disruptive changes in the industries in which we operate. We must also develop and implement technology solutions and technical expertise among our employees that anticipate and keep pace with rapid and continuing changes in technology, industry standards, client preferences and internal control standards. We may not be successful in anticipating or responding to these developments on a timely and cost-effective basis and our ideas may not be accepted in the marketplace. Additionally, the effort to gain technological expertise, make use of data analytics, and develop new technologies in our business requires us to incur significant expenses. Investments in technology systems and data analytics capabilities may not deliver the benefits or perform as expected, or may be replaced or become obsolete more quickly than expected, which could result in operational difficulties or additional costs. If we cannot offer new technologies or data analytics solutions as quickly as our competitors, or if our competitors develop more cost-effective technologies, data analytics solutions or other product offerings, we could experience a material adverse effect on our operating results, client relationships, growth and compliance programs.

In some cases, we depend on key third-party vendors and partners to provide technology and other support for our strategic initiatives. If these third parties fail to perform their obligations or cease to work with us, our ability to execute on our strategic initiatives could be adversely affected.

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

The costs of compliance with sustainability or other environmental, social responsibility or governance laws, regulations, or policies, including investor and client-driven policies and standards, could adversely affect our business.

As a non–manufacturing service business, we have to date been less impacted from laws and regulations related to sustainability concerns or other environmental, social responsibility or governance ("ESG") laws, regulations, or policies. However, we could incur ESG-related costs indirectly through our customers or shareholders. Increasingly our customers and shareholders expect that we meet environmental, social responsibility, sustainability or other business policies or standards, which may be more restrictive than current laws and regulations, before they commence, or continue, doing business with us. Our compliance with these policies and related requirements could be costly, and our failure to comply could adversely affect our business relationships or reputation.

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

In 1996, our Board of Directors authorized a stock repurchase program and, since then, has periodically increased the number of shares authorized for repurchase under the repurchase program. The most recent increase occurred in November 2022 and brought the number of shares authorized for repurchase over the life of the program to 39,000,000 shares. There is no expiration date for the repurchase program. The timing and actual number of shares repurchased, if any, depend on a variety of factors including the timing of open trading windows, price, corporate and regulatory requirements, and other market conditions. The program may be suspended or discontinued at any time without prior notice. Repurchases pursuant to our stock repurchase program could affect our stock price and increase its volatility. The existence of a stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, repurchases under our stock repurchase program will diminish our cash reserves, which could strain our liquidity, could impact our ability to pursue possible future strategic opportunities and acquisitions and could result in lower overall returns on our cash balances. There can be no assurance that any further stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares of stock. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company's principal executive office is located in Fort Worth, Texas. The Company entered into a lease for approximately 25,000 square feet for its headquarters, which expires in April 2028. The Company leases 67 branch offices in 41 states, which range in size from 200 square feet up to 59,000 square feet. The lease terms for the branch offices range from monthly to five years and expire at various dates through 2029. In addition to its leased properties, the Company owns a 32,000 square foot building located in Milwaukie, Oregon. The Company believes that its facilities are adequate for its current needs and that suitable additional space will be available as required to scale its business.

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

Item 3. Legal Proceedings.

From time to time the Company is involved in legal proceedings arising in the ordinary course of business. Management believes that resolution of these matters will not result in any payment that, in the aggregate, would be material to its financial position or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s common stock is traded on the Nasdaq Global Select Market under the symbol CRVL.

Holders. As of May 23, 2023, there were approximately 760 holders of record of the Company’s common stock according to the information provided by the Company’s transfer agent.

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

Recent Sales of Unregistered Equity Securities. None.

Issuer Purchases of Equity Securities. The following table summarizes purchases of the Company’s common stock made by or on behalf of the Company or on behalf of any affiliated purchaser in the quarter ended March 31, 2023.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that may yet be Purchased Under the Program
January 1 to January 31, 2023	38,146	$157.22	38,146	1,250,736
February 1 to February 28, 2023	31,095	183.21	31,095	1,219,641
March 1 to March 31, 2023	37,507	183.87	37,507	1,182,134
Total	106,748	$174.16	106,748	1,182,134

In 1996, the Company’s Board of Directors authorized a stock repurchase program initially for up to 100,000 shares of the Company’s common stock. The Company’s Board of Directors has periodically increased the number of shares of common stock authorized for repurchase under the program. In November 2022, the Company’s Board of Directors increased the number of shares of common stock authorized to be repurchased over the life of the program by 1,000,000 shares of common stock to 39,000,000 shares of common stock. As of March 31, 2023, the Company has repurchased 37,817,866 shares of its common stock over the life of the program. There is no expiration date for the program.

STOCK PERFORMANCE GRAPH

The graph and the table depicted below show a comparison of cumulative total stockholder returns for the Company, the Nasdaq and the Nasdaq Healthcare Services Index over a five year period beginning on March 31, 2018. The graph assumes that $100 was invested in the Company’s Common Stock on March 31, 2018, and in each index, and that all dividends were reinvested. No cash dividends have been paid or declared on the Common Stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

CorVel Stock Performance Graph
$400
$350
$300
$250
$200
$150
$100
$50
$-
March 31, 2018
March 31, 2019
March 31, 2020
March 31, 2021
March 31, 2022
March 31, 2023
CorVel
Nasdaq U.S.
Nasdaq Health

	2018	2019	2020	2021	2022	2023
CorVel Corporation	100.00	129.06	107.83	202.95	333.21	376.42
U.S. Nasdaq	100.00	109.43	109.01	187.54	201.33	173.03
U.S. Nasdaq Healthcare Services	100.00	110.20	104.85	156.10	130.11	121.38

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

Our invested assets are primarily held as cash and cash equivalents, which are subject to various market risk exposures such as interest rate risk. The fair value of our portfolio of cash and cash equivalents as of March 31, 2023 approximated its carrying value due to its short-term duration. We estimated market risk as the potential decrease in fair value resulting from a hypothetical one-percentage point increase in interest rates for the instruments contained in the cash and cash equivalents investment portfolio. The resulting fair values were not materially different from their carrying values at March 31, 2023.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control—Integrated Framework. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of March 31, 2023 to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Our independent registered public accounting firm, Haskell & White LLP, has audited our consolidated financial statements included in this annual report and has issued an attestation report on the effectiveness of our internal control over financial reporting as of March 31, 2023 as stated in their report that is included in Part II, Item 8 herein.

Changes to Internal Control over Financial Reporting

During the quarter ended March 31, 2023, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be disclosed in our definitive proxy statement on Schedule 14A (Proxy Statement) for our 2023 annual meeting of stockholders and is incorporated herein by reference. Our Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2023, pursuant to Regulation 14A under the Exchange Act.

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

Item 11. Executive Compensation.

The information required by this item will be disclosed in the Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information in the sections titled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Equity Compensation Plan Information” appearing in the Company’s definitive proxy statement for the 2023 Annual Meeting is incorporated herein by reference.

Item 13. Certain Relationships and Related Party Transactions, and Director Independence.

The information in the sections titled “Certain Relationships and Related-Person Transactions,” “Proposal One: Election of Directors,” “Information Regarding Director Nominees,” and “Corporate Governance, Board Composition and Board Committees” appearing in the Company’s definitive proxy statement for the 2023 Annual Meeting is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information under the captions “Principal Accountant Fees and Services,” “Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm” and “Proposal Two: Ratification of Appointment of Independent Registered Public Accounting Firm” appearing in the Company’s definitive proxy statement for the 2023 Annual Meeting is incorporated herein by reference.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)(1) Financial Statements:

The Company’s financial statements appear in a separate section of this annual report, beginning on the pages referenced below:

(a)(2) Financial Statement Schedule:

The Company’s consolidated financial statements, as listed under Item 15(a)(1), appear in a separate section of this annual report and are incorporated herein by this reference. The Company’s financial statement schedule is as follows:

Schedule II — Valuation and Qualifying Accounts

	Balance at Beginning of Year	Additions Charged to Cost and Expenses	Deductions	Balance at End of Year
Allowance for doubtful accounts:
Fiscal Year Ended March 31, 2023:	$2,562,000	$1,216,000	$(955,000)	$2,823,000
Fiscal Year Ended March 31, 2022:	3,274,000	158,000	(870,000)	2,562,000
Fiscal Year Ended March 31, 2021:	5,133,000	2,021,000	(3,880,000)	3,274,000

(a)(3) Exhibits:

EXHIBITS

Exhibit No.	Title	Method of Filing

3.1	Fourth Amended and Restated Certificate of Incorporation of CorVel Corporation.	Incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020 filed on August 6, 2020 (File No. 000-19291).

3.2	Second Amended and Restated Bylaws of CorVel Corporation.	Incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020 filed on August 6, 2020 (File No. 000-19291).

4.1	Description of Securities	Filed herewith.

10.1*	Restated Omnibus Incentive Plan (Formerly The Restated 1988 Executive Stock Option Plan)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 4, 2020 (File No. 000-19291).

10.2*	Forms of Notice of Grant of Stock Option, Stock Option Agreement and Notice of Exercise Under the Restated Omnibus Incentive Plan (Formerly The Restated 1988 Executive Stock Option)

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

10.3*	Restated 1991 Employee Stock Purchase Plan, as amended	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 11, 2021 (File No. 000-19291).

10.4	Fidelity Master Plan for Savings and Investment, and amendments (P) Paper filing	Incorporated herein by reference to Exhibits 10.16 and 10.16A to the Company’s Registration Statement on Form S-1 Registration No. 33-40629 initially filed on May 16, 1991.

10.5*†	Stock Option Agreement, dated November 2, 2017, by and between CorVel Corporation and Michael G. Combs, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020 filed on June 10, 2020 (File No. 000-19291).

10.6*†	Stock Option Agreement, dated November 2, 2017, by and between CorVel Corporation and Diane J. Blaha, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020 filed on June 10, 2020 (File No. 000-19291).

10.7*†	Stock Option Agreement, dated November 2, 2017, by and between CorVel Corporation and Michael Saverien, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020 filed on June 10, 2020 (File No. 000-19291).

10.8*†	Stock Option Agreement, dated November 2, 2017, by and between CorVel and Corporation and Maxim Shishin, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020 filed on June 10, 2020 (File No. 000-19291).

10.9*†	Stock Option Agreement, dated November 1, 2018, by and between CorVel Corporation and Michael G. Combs, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020 filed on June 10, 2020 (File No. 000-19291).

10.10*†	Stock Option Agreement, dated November 1, 2018, by and between CorVel Corporation and Diane J. Blaha, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020 filed on June 10, 2020 (File No. 000-19291).

10.11*†	Stock Option Agreement, dated November 1, 2018, by and between CorVel Corporation and Michael Saverien, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020 filed on June 10, 2020 (File No. 000-19291).

10.12*†	Stock Option Agreement, dated November 1, 2018, by and between CorVel aCorporation and Maxim Shishin, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020 filed on June 10, 2020 (File No. 000-19291).

10.13*†	Stock Option Agreement, dated November 1, 2018, by and between CorVel Corporation and Brandon O’Brien, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020 filed on June 10, 2020 (File No. 000-19291).

10.14*†	Stock Option Agreement, dated November 1, 2018, by and between CorVel Corporation and Jennifer Yoss, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020 filed on June 10, 2020 (File No. 000-19291).

10.15*†	Stock Option Agreement, dated November 5, 2019, by and between CorVel Corporation and Michael Combs, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on December 31, 2019 (File No. 000-19291).

10.16*†	Stock Option Agreement, dated November 5, 2019, by and between CorVel Corporation and Brandon O’Brien, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed on December 31, 2019 (File No. 000-19291).

10.17*†	Stock Option Agreement, dated November 5, 2019, by and between CorVel Corporation and Diane J. Blaha, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K/A filed on December 31, 2019 (File No. 000-19291).

10.18*†	Stock Option Agreement, dated November 5, 2019, by and between CorVel Corporation and Michael Saverien, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K/A filed on December 31, 2019 (File No. 000-19291).

10.19*†	Stock Option Agreement, dated November 5, 2019, by and between CorVel Corporation and Maxim Shishin, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K/A filed on December 31, 2019 (File No. 000-19291).

10.20*†	Stock Option Agreement, dated November 5, 2019, by and between CorVel Corporation and Jennifer Yoss, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K/A filed on December 31, 2019 (File No. 000-19291).

10.21*†	Stock Option Agreement, dated November 5, 2020, by and between CorVel Corporation and Michael Combs, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 12, 2020 (File No. 000-19291).

10.22*†	Stock Option Agreement, dated November 5, 2020, by and between CorVel Corporation and Brandon O’Brien, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 12, 2020 (File No. 000-19291).

10.23*†	Stock Option Agreement, dated November 5, 2020, by and between CorVel Corporation and Diane J. Blaha, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 12, 2020 (File No. 000-19291).

10.24*†	Stock Option Agreement, dated November 5, 2020, by and between CorVel Corporation and Maxim Shishin, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 12, 2020 (File No. 000-19291).

10.25*†	Stock Option Agreement, dated November 5, 2020, by and between CorVel Corporation and Jennifer Yoss, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on November 12, 2020 (File No. 000-19291).

10.26*†	Stock Option Agreement, dated December 8, 2021, by and between CorVel Corporation and Michael Combs, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2021 filed on February 3, 2022 (File No. 000-19291).

10.27*†	Stock Option Agreement, dated December 8, 2021, by and between CorVel Corporation and Brandon O’Brien, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2021 filed on February 3, 2022 (File No. 000-19291).

10.28*†	Stock Option Agreement, dated December 8, 2021, by and between CorVel Corporation and Diane J. Blaha, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2021 filed on February 3, 2022 (File No. 000-19291).

10.29*†	Stock Option Agreement, dated December 8, 2021, by and between CorVel Corporation and Maxim Shishin, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2021 filed on February 3, 2022 (File No. 000-19291).

10.30*†	Stock Option Agreement, dated December 8, 2021, by and between CorVel Corporation and Jennifer Yoss, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2021 filed on February 3, 2022 (File No. 000-19291).

21.1	Subsidiaries of the Company.	Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm, Haskell & White LLP.	Filed herewith.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101.INS	Inline XBRL Instance Document	Furnished herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Furnished herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Furnished herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Furnished herewith.

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

Date: May 26, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ V. Gordon Clemons	Chairman of the Board	May 26, 2023
V. Gordon Clemons

/s/ Michael G. Combs	Chief Executive Officer and President	May 26, 2023
Michael G. Combs	(Principal Executive Officer)

/s/ Brandon T. O’Brien	Chief Financial Officer	May 26, 2023
Brandon T. O’Brien	(Principal Financial Officer)

/s/ Jennifer L. Yoss	Vice President, Accounting	May 26, 2023
Jennifer L. Yoss	(Principal Accounting Officer)

/s/ Alan R. Hoops	Director	May 26, 2023
Alan R. Hoops

/s/ Steven J. Hamerslag	Director	May 26, 2023
Steven J. Hamerslag

/s/ R. Judd Jessup	Director	May 26, 2023
R. Judd Jessup

/s/ Jean H. Macino	Director	May 26, 2023
Jean H. Macino

/s/ Jeffrey J. Michael	Director	May 26, 2023
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

Overview

The Company is an independent nationwide provider of medical cost containment and managed care services designed to address the escalating medical costs of workers’ compensation benefits, automobile insurance claims, and group health insurance benefits. The Company’s services are provided to insurance companies, TPAs, governmental entities, and self-administered employers to assist them in managing the medical costs and monitoring the quality of care associated with healthcare claims.

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

Summary of Fiscal 2023 Annual Results

The Company had revenues of $719 million in fiscal 2023, an increase of $72 million, or 11%, compared to $646 million for fiscal 2022. This increase was due to an increase in revenues from both patient management and network solutions activity with existing customers, and to a lesser extent, an increase in new customers.

During fiscal 2023, the Company’s gross profit increased to $158 million from $152 million in fiscal 2022, an increase of $6 million, or 4%. This increase was primarily due to the increase of 11% in revenue mentioned above. Additionally, there was an increase in salaries of 14.5% resulting from increased average headcount of 10% in field operations and growth in average annual salary increases due to wage inflation.

During fiscal 2023, the Company’s general and administrative expenses increased to $73.7 million from $67.6 million in fiscal 2022, an increase of $6.1 million, or 9%. This increase was primarily due to an increase in legal expenses and corporate system costs.

During fiscal 2023, the Company’s net income before tax increased to $84.6 million from $84.5 million in fiscal 2022. The increase in revenues was offset by a decrease in gross profit margin.

During fiscal 2023, the Company’s income tax expense increased to $18.2 million from $18.1 million in fiscal 2022, an increase of $0.1 million, or 0.5%. The increase was due to an increase in income before income taxes. The Company’s effective income tax rate was 22% for fiscal year 2023 and 21% for fiscal year 2022.

Diluted weighted average shares were 17.6 million shares in fiscal 2023 and 18.1 million shares in fiscal 2022, with a decrease of 535,000 shares, or 3.0%. This decrease was primarily due to the repurchase of 598,241 shares of common stock in fiscal 2023 offset by stock issuances to employees. Since commencing this program in the fall of 1996, the Company has repurchased 37,817,866 shares of its common stock through March 31, 2023, at a cost of $748 million. These repurchases were funded primarily from the Company’s operating cash flows.

Diluted earnings per share increased to $3.77 per share in fiscal 2023 from $3.66 per share in fiscal 2022, an increase of $0.11 per share, or 3.0%. This was primarily due to a decrease in diluted weighted average shares.

Results of Operations

The Company derives its revenues from providing patient management and network solutions services to payors of workers’ compensation benefits, automobile insurance claims, and group health insurance benefits. Patient management services include claims management and all services sold to claims management customers, case management, 24/7 nurse triage, utilization management, vocational rehabilitation, and life care planning. Network solutions services include fee schedule auditing, hospital bill auditing, pharmacy, independent medical examinations, directed care services, diagnostic imaging review services and preferred provider referral services. The percentages of total revenues attributable to patient management and network solutions services for the fiscal years ended March 31, 2023, 2022 and 2021 are listed below.

	2023	2022	2021
Patient management services	66.6%	65.6%	66.7%
Network solutions services	33.4%	34.4%	33.3%
	100.0%	100.0%	100.0%

As noted in the table above, patient management services and network solutions services have grown at the same rate, from fiscal 2021 to fiscal 2023.

The following table shows the consolidated statements of income for the fiscal years ended March 31, 2023, 2022 and 2021 and the dollar changes, as well as the percentage changes for each fiscal year. The following amounts are in thousands, except per share data and percentages.

	Fiscal 2023	Fiscal 2022	Fiscal 2021	Amount Change from Fiscal 2022 to 2023	Amount Change from Fiscal 2021 to 2022	Percent Change from Fiscal 2022 to 2023	Percent Change from Fiscal 2021 to 2022
Revenues	$718,562	$646,230	$552,644	$72,332	$93,586	11.2%	16.9%
Cost of revenues	560,303	494,116	429,020	66,187	65,096	13.4	15.2
Gross profit	158,259	152,114	123,624	6,145	28,490	4.0	23.0
General and administrative	73,705	67,602	64,449	6,103	3,153	9.0	4.9
Income before income taxes	84,554	84,512	59,175	42	25,337	0.0	42.8
Income tax provision	18,189	18,102	12,819	87	5,283	0.5	41.2
Net income	$66,365	$66,410	$46,356	$(45)	$20,054	(0.1%)	43.3%
Net income per share:
Basic	$3.83	$3.74	$2.59	$0.09	$1.15	2.4%	44.4%
Diluted	$3.77	$3.66	$2.55	$0.11	$1.11	3.0%	43.5%
Weighted average shares used in net income per share:
Basic	17,328	17,753	17,930	(425)	(177)	(2.4%)	(1.0%)
Diluted	17,592	18,127	18,166	(535)	(39)	(3.0%)	(0.2%)

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

The following table sets forth, for the periods indicated, the percentage of revenues represented by certain items reflected in the Company’s consolidated statements of income. The Company’s past operating results are not necessarily indicative of future operating results. The percentages for the fiscal years ended March 31, 2023, 2022 and 2021 are as follows:

Income Statement Percentages	2023	2022	2021
Revenues	100.0%	100.0%	100.0%
Cost of revenues	78.0%	76.5%	77.6%
Gross profit	22.0%	23.5%	22.4%
General and administrative	10.3%	10.5%	11.7%
Income before income taxes	11.7%	13.0%	10.7%
Income tax provision	2.5%	2.8%	2.3%
Net income	9.2%	10.2%	8.4%

Revenue

The Company derives its revenues from providing patient management and network solutions services to payors of workers’ compensation benefits, automobile insurance claims, and group health insurance benefits.

Change in Revenue

Fiscal 2023 Compared to Fiscal 2022

Revenues increased to $719 million in fiscal 2023 from $646 million in fiscal 2022, an increase of $72 million, or 11%. Patient management services increased to $479 million from $424 million, an increase of 13%. This increase is primarily due to higher revenue from the Company’s TPA and related services. Total new claims increased by 5% during fiscal 2023 compared to fiscal 2022. Network solutions services revenues increased to $240 million from $222 million, an increase of 8%. This increase is primarily due to increases in enhanced bill review programs services, which resulted in higher revenue per bill. Most of the increase in revenues resulted from an increase in activity and services provided for existing customers and, to a lesser extent, an increase in new customers.

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

Cost of Revenue

The Company’s cost of revenues consists of direct expenses, costs directly attributable to the generation of revenue, and indirect costs which are incurred to support the operations in the field offices which generate the revenue. Direct expenses primarily include (i) case manager and bill review analysts’ salaries, along with related payroll taxes and fringe benefits, and (ii) costs associated with independent medical examinations (known as IME), prescription drugs, and MRI, physical therapy, and durable medical equipment providers. Most of the Company’s revenues are generated in offices which provide both patient management services and network solutions services. The largest of the field indirect costs are (i) manager salaries and bonuses, (ii) account executive base pay and commissions, (iii) salaries of administrative and clerical support, field systems personnel and PPO network developers, along with related payroll taxes and fringe benefits, and (iv) office rent. During fiscal 2023 and 2022, approximately 35% and 36%, respectively, of the costs incurred in the field were considered field indirect costs, which support both the patient management services and network solutions services operations of the Company’s field operations.

Change in Cost of Revenue

Fiscal 2023 Compared to Fiscal 2022

The Company’s cost of revenues increased to $560 million in fiscal 2023 from $494 million in fiscal 2022, an increase of $66 million, or 13%. The increase in cost of revenues was primarily due to the increase in total revenues of 11%. Just over half the Company's cost of revenue is labor cost. There was an increase in salaries of 15% resulting from increased average headcount of 10% in field operations and growth in average annual salary increases due to wage inflation. Headcount has increased due to an increase in new business and volume of business.

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

General and Administrative Expense

During fiscal years 2023, 2022 and 2021, approximately 49%, 51%, and 51%, respectively, of general and administrative costs consisted of corporate systems costs, which include the corporate systems support, implementation and training, rules engine development, national IT strategy and planning, depreciation of hardware costs in the Company’s corporate offices and backup data center, the Company’s nationwide area network, and other systems related costs. The Company includes all IT-related costs managed by the corporate office in general and administrative whereas the field IT-related costs are included in the cost of revenues. The remaining general and administrative costs consist of national marketing, national sales support, corporate legal, corporate insurance, human resources, accounting, product management, new business development, and other general corporate expenses.

Change in General and Administrative Expense

Fiscal 2023 Compared to Fiscal 2022

General and administrative expenses increased to $73.7 million in fiscal 2023 from $67.6 million in fiscal 2022, an increase of $6.1 million, or 9%. This increase was primarily due to an increase in legal costs related to data privacy compliance. Additionally, there was an increase in corporate system costs due to an increase spending on developed software.

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

Income Tax Provision

Fiscal 2023 Compared to Fiscal 2022

The Company’s income tax expense increased to $18.2 million for fiscal 2023 from $18.1 million for fiscal 2022, an increase of $0.1 million. Income before income tax provision increased to $84.6 million in fiscal 2023 from $84.5 million in fiscal 2022, an increase of $0.1 million. The Company’s effective income tax rate was 22% for fiscal 2023 and 21% for fiscal 2022. The effective tax rate is less than the statutory tax rate primarily due to the impact of stock option exercises for both periods.

Fiscal 2022 Compared to Fiscal 2021

The Company’s income tax expense increased to $18.1 million for fiscal 2022 from $12.8 million for fiscal 2021, an increase of $5.3 million. Income before income tax provision increased to $84.5 million in fiscal 2022 from $59.2 million in fiscal 2021, an increase of $25.3 million, or 42.8%. The Company’s effective income tax rate was 21% for fiscal 2022 and 22% for fiscal 2021. The effective tax rate is less than the statutory tax rate primarily due to the impact of stock option exercises for both periods.

Net Income

Fiscal 2023 Compared to Fiscal 2022

The Company’s net income was $66.4 million in fiscal 2023 and 2022. The increase in revenues was offset by a decrease in gross profit margin. The increase in cost of revenue is due to an increase in labor rates and headcount.

Fiscal 2022 Compared to Fiscal 2021

The Company’s net income increased to $66.4 million in fiscal 2022 from $46.4 million in fiscal 2021, an increase of $20.1 million, or 43.3%. This increase was primarily due to an increase in pretax margin, which increased to 13.1% from 10.7%, and a 17% increase in revenues.

Earnings per Share

Fiscal 2023 Compared to Fiscal 2022

The Company’s diluted earnings per share increased to $3.77 per share in fiscal 2023 from $3.66 per share in fiscal 2022, an increase of $0.11 per share, or 3.0%. This was primarily due to a decrease in diluted weighted average shares.

Fiscal 2022 Compared to Fiscal 2021

The Company’s diluted earnings per share increased to $3.66 per share in fiscal 2022 from $2.55 per share in fiscal 2021, an increase of $1.11 per share, or 43.5%. This was primarily due to an increase in net income.

Liquidity and Capital Resources

The Company manages its liquidity and financial position in the context of its overall business strategy. The Company continually forecasts and manages its cash, investments, working capital balances and capital structure to meet the short- and long-term obligations of its businesses while seeking to maintain liquidity and financial flexibility. Cash flows generated from operating activities are principally from earnings before non-cash expenses. The risk of decreased operating cash flow from a decline in earnings is partially mitigated by the diversity of the Company’s services, geographies and customers, and the Company has had virtually no interest-bearing debt for the past 32 years.

The Company has historically funded its operations and capital expenditures primarily from cash flow from operations, and to a lesser extent, stock option exercises. The Company’s net accounts receivables have ranged from 39 to 44 days of average sales for the fiscal years ended March 31, 2023, 2022 and 2021. The Company expects days sales outstanding (known as DSO) to remain in the low to mid 40-day range. The Company’s historical profit margins and historical ratio of investments in assets used in the business has allowed the Company to generate sufficient cash flow to repurchase $748 million of its common stock during the past 27 fiscal years, on inception-to-date net earnings of $732 million. The Company repurchases shares during periods of excess liquidity, which has occurred in all 32 years that the Company has been public. Should the Company have lower income or cash flows, it could reduce or eliminate repurchases under the stock repurchase program until earnings and cash flow improved. Working capital decreased to $75.9 million at March 31, 2023 from $93.6 million at March 31, 2022. This is primarily due to the increase in spending to repurchase shares of the Company’s common stock. The Company deferred a total of $10.4 million in payroll tax deposits related to the CARES Act, half of which was paid during the December 31, 2021 quarter, and the other half of which was paid during the December 31, 2022 quarter.

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

As of March 31, 2023, the Company had $71.3 million in cash and cash equivalents, invested primarily in short-term, interest-bearing, highly-liquid, investment-grade securities with maturities of 90 days or less.

The Company believes that the cash balance at March 31, 2023 along with anticipated internally-generated funds will be sufficient to meet the Company’s expected cash requirements for at least the next twelve months.

Operating Cash Flows

Fiscal 2023 Compared to Fiscal 2022

Net cash provided by operating activities increased to $82.3 million in fiscal 2023 from $67.2 million in fiscal 2022, an increase of $15.1 million. The increase in cash flow from operating activities was primarily due to the fact that during fiscal 2023, revenues increased while accounts receivable remained flat due to strong collections. During fiscal 2022, accounts receivable increased which caused a decrease in operating cash flow.

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

Investing Activities

Fiscal 2023 Compared to Fiscal 2022

Net cash flow used in investing activities decreased to $26.3 million in fiscal 2023 from $29.8 million in fiscal 2022, a decrease of $3.5 million. The Company reduced its spending on furniture and leasehold improvements as the Company reduced its lease footprint.

Fiscal 2022 Compared to Fiscal 2021

Net cash flow used in investing activities increased to $29.8 million in fiscal 2022 from $17.2 million in fiscal 2021, an increase of $12.6 million. The Company increased its spending primarily on developed software and reduced its spending on furniture and leasehold improvements as the Company reduces its lease footprint.

Financing Activities

Fiscal 2023 Compared to Fiscal 2022

Net cash flow used in financing activities increased to $82.1 million in fiscal 2023 from $79.6 million in fiscal 2022, an increase of $2.5 million. During fiscal 2023, the Company spent $93.7 million to repurchase 598,241 shares of its common stock (at an average price of $156.58 per share). During fiscal 2022, the Company spent $90 million to repurchase 566,073 shares of its common stock (at an average price of $159.14 per share).

If the Company continues to generate cash flow from operating activities, the Company may continue to repurchase shares of its common stock on the open market, if authorized by the Company’s Board of Directors pursuant to the Company's stock repurchase program, or seek to identify other businesses to acquire. The Company has historically used cash provided by operating activities and from the exercise of stock options to repurchase stock. The Company expects that it may use some of the cash on the balance sheet at March 31, 2023 to repurchase additional shares of its common stock in the future.

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

Inflation

The Company experiences pricing pressures in the form of competitive prices. The Company is also impacted by rising costs for certain inflation-sensitive operating expenses such as labor, employee benefits, and facility leases. The Company does not believe these impacts were material to its revenues or net income in fiscal 2023; however, the Company believes inflation could have a material impact to pricing and operating expenses in future years due to the state of the economy and current inflation rates.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”), which require management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. These accounting principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses, and the disclosure of contingent assets and liabilities at the date of our consolidated financial statements.

We periodically evaluate our estimates and assumptions, including those relating to revenue recognition, leases, allowance for uncollectible accounts, goodwill and long-lived assets, accrual for self-insured costs, accounting for income taxes, legal and other contingencies, share-based compensation, and software development costs. We base our estimates on historical experience and various assumptions that we believe to be reasonable based on specific circumstances. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein. We believe the following significant accounting estimates may involve a higher degree of judgment and complexity. The following is not intended to be a comprehensive list of our accounting policies. See Note 1, “Summary of Significant Accounting Policies” in the notes to our consolidated financial statements for other significant accounting policies.

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

The Company must make significant judgments and estimates in determining contractual and bad debt allowances in any accounting period. One significant uncertainty inherent in the Company’s analysis is whether its past experience will be indicative of future periods. Although the Company considers future projections when estimating contractual and bad debt allowances, the Company ultimately makes its decisions based on the best information available to it at the time the decision is made. Adverse changes in general economic conditions or trends in reimbursement amounts for the Company’s services could affect the Company’s contractual and bad debt allowance estimates, collection of accounts receivable, cash flows, and results of operations. One customer accounted for 10% or more of accounts receivable at March 31, 2023 and 2022.

Goodwill and Long-Lived Assets: Goodwill arising from business combinations represents the excess of the purchase price over the estimated fair value of the net assets of the acquired business. Pursuant to ASC 350-10 through ASC 350-30, “Goodwill and Other Intangible Assets,” goodwill is tested annually for impairment or more frequently if circumstances indicate the potential for impairment. Also, management tests for impairment of its amortizable intangible assets and long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The impairment test is conducted at the company level. The measurement of fair value is based on an evaluation of market capitalization and is further tested using a multiple of earnings approach. In projecting the Company’s cash flows, management considers industry growth rates and trends and cost structure changes. Based on the Company’s tests and reviews, no impairment of its goodwill, intangible assets, or other long-lived assets existed at March 31, 2023 or March 31, 2022. However, future events or changes in current circumstances could affect the recoverability of the carrying value of goodwill and long-lived assets.

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

Share-Based Compensation: The Company accounts for share-based compensation in accordance with the provisions of ASC Topic 718 “Compensation – Stock Compensation”. Under ASC 718, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). For the fiscal year ended March 31, 2023, the Company recorded share-based compensation expense of $5,559,000.

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s term, and the Company’s expected annual dividend yield. The Company issues performance-based stock options which vest only upon the Company’s achievement of certain earnings per share targets on a calendar year basis, as determined by the Company’s Board of Directors. These options were valued in the same manner as the time-based options. However, the Company only recognizes stock compensation expense to the extent that the targets are determined to be probable of being achieved, which triggers the vesting of the performance options. The Company’s management believes that this valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in fiscal 2023. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

CorVel Corporation

Opinions on the Consolidated Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of CorVel Corporation (the “Company”) as of March 31, 2023 and 2022, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2023, and the related notes and financial statement schedule (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2023 and 2022, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2023, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

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

Irvine, California

May 26, 2023

CORVEL CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,
	2023	2022
ASSETS
Current Assets
Cash and cash equivalents	$71,329,000	$97,504,000
Customer deposits	80,022,000	69,781,000
Accounts receivable (less allowance for doubtful accounts of $2,823,000 at March 31, 2023 and $2,562,000 at March 31, 2022)	81,034,000	82,586,000
Prepaid expenses and income taxes	11,385,000	15,123,000
Total current assets	243,770,000	264,994,000
Property and equipment, net	82,770,000	76,268,000
Goodwill	36,814,000	36,814,000
Other intangible assets, net	1,244,000	1,669,000
Right-of-use asset, net	27,721,000	35,020,000
Deferred tax asset, net	224,000	—
Other assets	1,380,000	481,000
Total assets	$393,923,000	$415,246,000
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts and income taxes payable	$15,309,000	$14,431,000
Accrued liabilities	152,578,000	156,939,000
Total current liabilities	167,887,000	171,370,000
Deferred income taxes, net	—	1,689,000
Long-term lease liabilities	23,860,000	29,792,000
Total liabilities	191,747,000	202,851,000
Commitments and contingencies
Stockholders' Equity
Common stock, $.0001 par value: 120,000,000 shares authorized at March 31, 2023 and 2022; 54,987,366 shares issued (17,169,500 shares outstanding, net of treasury shares) and 54,788,712 shares issued (17,569,087 shares outstanding, net of treasury shares) at March 31, 2023 and March 31, 2022, respectively	3,000	3,000
Paid-in-capital	218,700,000	201,609,000
Treasury stock, at cost (37,817,866 and 37,219,625 shares at March 31, 2023 and 2022, respectively)	(748,195,000)	(654,520,000)
Retained earnings	731,668,000	665,303,000
Total stockholders' equity	202,176,000	212,395,000
Total liabilities and stockholders' equity	$393,923,000	$415,246,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Years Ended March 31,
	2023	2022	2021
Revenues	$718,562,000	$646,230,000	$552,644,000
Cost of revenues	560,303,000	494,116,000	429,020,000
Gross profit	158,259,000	152,114,000	123,624,000
General and administrative	73,705,000	67,602,000	64,449,000
Income before income taxes	84,554,000	84,512,000	59,175,000
Income tax provision	18,189,000	18,102,000	12,819,000
Net income	$66,365,000	$66,410,000	$46,356,000
Net income per share:
Basic	$3.83	$3.74	$2.59
Diluted	$3.77	$3.66	$2.55
Weighted average shares outstanding:
Basic	17,328,000	17,753,000	17,930,000
Diluted	17,592,000	18,127,000	18,166,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Fiscal Years Ended March 31, 2023, 2022 and 2021

	Common Shares	Stock Amount	Paid-in-Capital	Treasury Shares	Treasury Stock	Retained Earnings	Total Stockholders' Equity
Balance – March 31, 2020	54,254,557	$3,000	$168,935,000	(36,285,591)	$(531,764,000)	$552,537,000	$189,711,000
Stock issued under employee stock purchase plan	6,007	—	534,000	—	—	—	534,000
Stock issued under stock option plan, net of shares repurchased	269,078	—	11,494,000	—	—	—	11,494,000
Stock-based compensation expense	—	—	4,978,000	—	—	—	4,978,000
Purchase of treasury stock	—	—	—	(367,961)	(32,671,000)	—	(32,671,000)
Net income	—	—	—	—	—	46,356,000	46,356,000
Balance – March 31, 2021	54,529,642	3,000	185,941,000	(36,653,552)	(564,435,000)	598,893,000	220,402,000
Stock issued under employee stock purchase plan	3,363	—	564,000	—	—	—	564,000
Stock issued under stock option plan, net of shares repurchased	255,707	—	9,906,000	—	—	—	9,906,000
Stock-based compensation expense	—	—	5,198,000	—	—	—	5,198,000
Purchase of treasury stock	—	—	—	(566,073)	(90,085,000)	—	(90,085,000)
Net income	—	—	—	—	—	66,410,000	66,410,000
Balance – March 31, 2022	54,788,712	3,000	201,609,000	(37,219,625)	(654,520,000)	665,303,000	212,395,000
Stock issued under employee stock purchase plan	4,457	—	676,000	—	—	—	676,000
Stock issued under stock option plan, net of shares repurchased	194,197	—	10,856,000	—	—	—	10,856,000
Stock-based compensation expense	—	—	5,559,000	—	—	—	5,559,000
Purchase of treasury stock	—	—	—	(598,241)	(93,675,000)	—	(93,675,000)
Net income	—	—	—	—	—	66,365,000	66,365,000
Balance – March 31, 2023	54,987,366	$3,000	$218,700,000	(37,817,866)	$(748,195,000)	$731,668,000	$202,176,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended March 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$66,365,000	$66,410,000	$46,356,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,121,000	23,916,000	23,436,000
Loss on write down or disposal of property, capitalized software or investment	415,000	122,000	590,000
Stock compensation expense	5,559,000	5,198,000	4,978,000
Provision for doubtful accounts	1,216,000	158,000	2,021,000
Deferred income taxes	(1,913,000)	2,302,000	(8,376,000)
Changes in operating assets and liabilities:
Accounts receivable	336,000	(18,022,000)	(976,000)
Customer deposits	(10,241,000)	(13,284,000)	(7,507,000)
Prepaid expenses and income taxes	3,738,000	(7,116,000)	3,003,000
Other assets	(919,000)	(135,000)	504,000
Accounts and income taxes payable	(4,395,000)	1,423,000	(3,355,000)
Accrued liabilities	(4,361,000)	8,052,000	31,561,000
Operating lease liabilities	1,367,000	(1,802,000)	2,144,000
Net cash provided by operating activities	82,288,000	67,222,000	94,379,000
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(26,320,000)	(29,819,000)	(17,243,000)
Net cash used in investing activities	(26,320,000)	(29,819,000)	(17,243,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of employee stock purchase options	676,000	564,000	534,000
Exercise of common stock options	10,856,000	9,906,000	11,494,000
Purchase of treasury stock	(93,675,000)	(90,085,000)	(32,671,000)
Net cash used in financing activities	(82,143,000)	(79,615,000)	(20,643,000)
Net (decrease) increase in cash and cash equivalents	(26,175,000)	(42,212,000)	56,493,000
Cash and cash equivalents at beginning of year	97,504,000	139,716,000	83,223,000
CASH AND CASH EQUIVALENTS AT END OF YEAR	$71,329,000	$97,504,000	$139,716,000
Supplemental cash flow information
Income taxes paid	$19,993,000	$19,405,000	$20,760,000
Accrual of software license purchase	$5,273,000	$—	$—

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended March 31, 2023, 2022 and 2021

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

Cash and Cash Equivalents: Cash and cash equivalents consist of short-term, interest-bearing highly-liquid investment-grade securities with maturities of 90 days or less when purchased. The carrying amounts of the Company’s financial instruments approximate their fair values at March 31, 2023 and 2022 due to the short-term nature of those instruments. Customer deposits represent cash that is expected to be returned or applied towards payment within one year through the Company’s provider reimbursement services.

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

The carrying amount of the Company’s financial instruments (i.e. cash and cash equivalents, accounts receivable, accounts payable, etc.) approximates their fair values at March 31, 2023 and 2022 due to the short-term nature of those instruments. The Company has no financial instruments that are measured at fair value on a recurring basis.

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

Accounts Receivable: The majority of the Company’s accounts receivable are due from companies in the property and casualty insurance industries, self-insured employers and governmental entities. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are generally due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Those accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable against the reserve when they become uncollectible. Accounts receivable includes $26,639,000, and $27,307,000 of unbilled receivables at March 31, 2023 and 2022, respectively. Unbilled receivables represent the amounts expected to be collected for work performed which has not yet been invoiced to the customer. Unbilled receivables are generally invoiced within one year.

Concentrations of Credit Risk: Substantially all of the Company’s customers are payors of workers’ compensation benefits and property and casualty insurance, which include insurance companies, third party administrators, self-insured employers and government entities. Credit losses consistently have been within management’s expectations. Virtually all of the Company’s cash is invested at financial institutions in amounts which exceed the FDIC insurance levels. No customer accounted for 10% or more of revenue for fiscal 2023, 2022 or 2021. One customer accounted for 10% or more of accounts receivable at March 31, 2023 and 2022.

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

The Company accounts for internally-developed software costs in accordance with ASC 350-40, “Internal Use Software”. Capitalized software development costs, intended for internal use, totaled $33,695,000 (net of $143,329,000 in accumulated amortization) and $29,806,000 (net of $131,907,000 in accumulated amortization), as of March 31, 2023 and 2022, respectively. These costs are included in computer software in property and equipment and are amortized over a period of five years.

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

Operating and financing lease liabilities and their corresponding right-of-use assets are initially recorded based on the present value of lease payments over the expected remaining lease term. The interest rate implicit in lease contracts is typically not readily determinable. As a result, we utilize our incremental borrowing rate to discount lease payments, which reflects the fixed rate at which we could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment. The Company’s leases may include options to extend or terminate the lease which are included in the lease term when it is reasonably certain that we will exercise any such options. Opearting lease expense for lease payments is recognized on a straight-line basis over the lease term.

Goodwill and Indefinite Lived Long-Lived Assets: The Company accounts for its business combinations in accordance with the ASC 805-10 through ASC 805-50, “Business Combinations,” which (i) requires that the purchase method of accounting be applied to all business combinations and (ii) addresses the criteria for initial recognition of intangible assets and goodwill. In accordance with ASC 350-10 through ASC 350-30, goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment annually, or more frequently if circumstances indicate the possibility of impairment. If the carrying value of goodwill or an intangible asset exceeds its fair value, an impairment loss will be recognized. Based on the Company’s tests and reviews, no impairment of its goodwill, intangible assets or other long-lived assets existed at March 31, 2023 and 2022. However, future events or changes in current circumstances could affect the recoverability of the carrying value of goodwill and long-lived assets. Goodwill amounted to $36,814,000 (net of accumulated amortization of $2,069,000) at March 31, 2023 and at March 31, 2022.

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

The difference between the basic weighted average shares and the diluted weighted average shares for each of the fiscal years ended March 31, 2023, 2022 and 2021 is as follows:

	Fiscal 2023	Fiscal 2022	Fiscal 2021
Basic weighted average shares	17,328,000	17,753,000	17,930,000
Treasury stock impact of stock options	264,000	374,000	236,000
Diluted weighted average shares	17,592,000	18,127,000	18,166,000

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

The following table presents revenues disaggregated by service line for the fiscal years ended March 31, 2023, 2022 and 2021:

	2023	2022	2021
Patient management services	$478,751,000	$424,050,000	$368,853,000
Network solutions services	239,811,000	222,180,000	183,791,000
Total services	$718,562,000	$646,230,000	$552,644,000

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

	March 31, 2023	March 31, 2022
Billed receivables	$57,218,000	$57,841,000
Allowance for doubtful accounts	(2,823,000)	(2,562,000)
Unbilled receivables	26,639,000	27,307,000
Accounts receivable, net	$81,034,000	$82,586,000

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

The table below presents the deferred revenues balance and the significant activity affecting deferred revenues during the fiscal year ended March 31, 2023:

March 31, 2023
Beginning balance at April 1, 2022	$25,796,000
Additions	46,098,000
Revenue recognized from beginning of period	(21,486,000)
Revenue recognized from additions	(23,430,000)
Ending balance at March 31, 2023	$26,978,000

Remaining Performance Obligations

As of March 31, 2023, the Company had $27.0 million of remaining performance obligations related to claims and non-claims services for which the price is fixed. Remaining performance obligations consist of deferred revenues. The Company expects to recognize approximately 96% of its remaining performance obligations as revenues within one year and the remaining balance thereafter. See the discussion below regarding the practical expedients elected for the disclosure of remaining performance obligations.

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

Note 3 — Stock Options and Stock-Based Compensation

Under the Company’s Restated Omnibus Incentive Plan (formerly the Restated 1988 Executive Stock Option Plan) (“the Plan”) as in effect at March 31, 2023, options exercisable for up to 20,615,000 shares of the Company’s common stock may be granted over the life of the Plan to key employees, non-employee directors, and consultants at exercise prices not less than the fair market value of the common stock on the date of grant. Options granted under the Plan are non-statutory stock options and generally vest 25% one year from the date of grant, with the remaining 75% vesting ratably each month for the next 36 months. The options granted to employees and the Company’s Board of Directors expire at the end of five years and ten years from date of grant, respectively. All options granted in fiscal 2023 and 2022 were granted with an exercise price equal to the fair value of the Company’s common stock on the grant date.

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

The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for the fiscal years ended March 31, 2023, 2022 and 2021:

	Fiscal 2023	Fiscal 2022	Fiscal 2021
Expected volatility	36%	36%	34%
Risk free interest rate	2.73% to 4.36%	0.71% to 1.66%	0.21% to 0.46%
Dividend yield	0.0%	0.0%	0.0%
Weighted average option life	4.2 to 4.3 years	4.3 to 4.4 years	4.4 to 4.5 years

For the fiscal years ended March 31, 2023, 2022 and 2021, the Company recorded share-based compensation expense of $5,559,000, $5,198,000, and $4,978,000, respectively. The table below shows the amounts recognized in the financial statements for the fiscal years ended March 31, 2023, 2022 and 2021.

	Fiscal 2023	Fiscal 2022	Fiscal 2021
Cost of revenue	$2,566,000	$2,063,000	$2,020,000
General and administrative	2,993,000	3,135,000	2,958,000
Total cost of stock-based compensation included in income before income taxes	5,559,000	5,198,000	4,978,000
Amount of income tax benefit recognized	(1,210,000)	(1,119,000)	(1,057,000)
Amount charged to net income	$4,349,000	$4,079,000	$3,921,000
Effect on basic earnings per share	$0.25	$0.23	$0.22
Effect on diluted earnings per share	$0.25	$0.23	$0.22

The following table summarizes information for all stock options for the fiscal years March 31, 2023, 2022 and 2021:

	Fiscal 2023	Fiscal 2022	Fiscal 2021
Options outstanding – beginning of fiscal year	723,876	937,158	1,029,103
Options granted	168,300	130,200	234,175
Options exercised	(209,301)	(298,570)	(278,094)
Options cancelled/forfeited	(31,018)	(44,912)	(48,026)
Options outstanding – end of fiscal year	651,857	723,876	937,158
During the fiscal year, weighted average exercise price of:
Options granted	$159.43	$161.95	$81.12
Options exercised	$63.21	$55.44	$44.17
Options cancelled/forfeited	$140.38	$79.30	$61.26
At the end of fiscal year:
Price range of outstanding options	$33.16-$197.16	$22.07-$197.16	$21.87-$103.31
Weighted average exercise price per share	$108.10	$84.55	$64.28
Options available for future grants	657,972	805,097	880,542
Exercisable options	319,703	354,460	421,964

The following table summarizes the status of stock options outstanding and exercisable at March 31, 2023:

Range of Exercise Prices	Number of Outstanding Options	Weighted Average Remaining Contractual Life	Outstanding Options – Weighted Average Exercise Price	Exercisable Options – Number of Exercisable Options	Exercisable Options – Weighted Average Exercise Price
$33.16 to $77.93	204,418	2.04	$56.62	190,336	$56.45
$77.94 to $103.31	176,918	3.13	87.79	100,705	87.48
$103.32 to $155.99	167,067	4.44	148.05	16,347	135.37
$156.00 to $197.16	103,454	4.72	180.05	12,315	184.96
Total	651,857	3.38	$108.10	319,703	$75.21

The following table summarizes the status of all outstanding options at March 31, 2023, and changes during the fiscal year then ended:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value as of March 31, 2023
Options outstanding, March 31, 2022	723,876	$84.55
Granted	168,300	159.43
Exercised	(209,301)	63.21
Cancelled – forfeited	(30,935)	140.48
Cancelled – expired	(83)	100.82
Options outstanding, March 31, 2023	651,857	$108.10	3.38	$53,831,845
Options vested and expected to vest	611,405	$105.53	3.35	$50,678,980
Ending exercisable	319,703	$75.21	2.55	$36,847,079

The weighted average fair value of options granted during fiscal 2023, 2022 and 2021 was $56.34, $50.29, and $23.24, respectively. The total intrinsic value of options exercised during fiscal years 2023, 2022 and 2021 was $21,094,000, $27,615,000, and $12,272,000 respectively.

Included in the above-noted stock option grants and stock compensation expense are performance-based stock options which vest only upon the Company’s achievement of certain earnings per share targets on a calendar year basis, as determined by the Company’s Board of Directors. These options were valued in the same manner as the time-based options. However, the Company only recognizes stock compensation expense to the extent that the targets are determined to be probable of being achieved, which triggers the vesting of the performance options. During the fiscal years ended March 31, 2023, 2022 and 2021, the Company recognized stock compensation expense for performance-based options in the amount of $1,961,000, $2,280,000, and $2,080,000, respectively.

The Company received $10,856,000, $9,906,000, and $11,494,000 of cash receipts from the exercise of stock options during fiscal 2023, 2022 and 2021, respectively. As of March 31, 2023, $9,637,000 of total unrecognized compensation costs related to stock options is expected to be recognized over a weighted average period of 3 years.

Note 4 — Property and Equipment

Property and equipment, net consisted of the following at March 31, 2023 and 2022:

	2023	2022
Computer software	$202,095,000	$177,150,000
Office equipment and computers	68,253,000	77,380,000
Land, building and improvements	11,081,000	11,081,000
Leasehold improvements	18,295,000	18,582,000
	299,724,000	284,193,000
Less: accumulated depreciation and amortization	(216,954,000)	(207,925,000)
	$82,770,000	$76,268,000

Depreciation expense totaled $24,696,000, $23,481,000 and $23,001,000 for the fiscal years ended March 31, 2023, 2022 and 2021, respectively.

Note 5 — Accounts and Income Taxes Payable and Accrued Liabilities

Accounts and income taxes payable consisted of the following at March 31, 2023 and 2022:

	2023	2022
Accounts payable	$15,058,000	$14,080,000
Income taxes payable	251,000	351,000
	$15,309,000	$14,431,000

Accrued liabilities consisted of the following at March 31, 2023 and 2022:

	2023	2022
Payroll, payroll taxes and employee benefits	$22,170,000	$36,066,000
Customer deposits	80,022,000	69,781,000
Accrued professional service fees	8,601,000	8,073,000
Self-insurance accruals	3,563,000	2,798,000
Deferred revenue	26,978,000	25,796,000
Operating lease liabilities	9,900,000	13,348,000
Other	1,344,000	1,077,000
	$152,578,000	$156,939,000

Note 6 — Income Taxes

The income tax provision consisted of the following for the fiscal years ended March 31, 2023, 2022 and 2021:

	2023	2022	2021
Current — Federal	$14,745,000	$11,977,000	$16,608,000
Current — State	5,357,000	3,823,000	4,587,000
Subtotal	20,102,000	15,800,000	21,195,000
Deferred — Federal	(1,321,000)	1,784,000	(6,809,000)
Deferred — State	(592,000)	518,000	(1,567,000)
Subtotal	(1,913,000)	2,302,000	(8,376,000)
	$18,189,000	$18,102,000	$12,819,000

The following is a reconciliation of the income tax provision from the statutory federal income tax rate to the effective rate for the fiscal years ended March 31, 2023, 2022 and 2021:

	2023	2022	2021
Income taxes at federal statutory rate	$17,757,000	$17,748,000	$12,427,000
State income taxes, net of federal benefit	3,890,000	3,658,000	3,102,000
Uncertain tax positions	(77,000)	(222,000)	(693,000)
Stock-based compensation and §162(m) limitation	(3,098,000)	(2,697,000)	(1,654,000)
Permanent items and tax credits	(384,000)	(465,000)	(364,000)
Adjustments to returns as filed	163,000	176,000	192,000
Valuation allowance	(62,000)	(96,000)	(191,000)
	$18,189,000	$18,102,000	$12,819,000

Deferred tax assets and liabilities at March 31, 2023 and 2022 are, as follows:

	2023	2022
Deferred tax assets:
Accrued liabilities not currently deductible	$6,885,000	$6,277,000
Allowance for doubtful accounts	736,000	658,000
Stock-based compensation	2,423,000	2,090,000
Deferred lease liability	8,740,000	11,002,000
Deferred payroll taxes	—	1,332,000
Capitalized research and development expenditures	2,495,000	—
Other	536,000	675,000
Deferred tax assets	21,815,000	22,034,000
Deferred tax liabilities:
Excess of book over tax basis of fixed assets	(6,654,000)	(7,313,000)
Intangible assets	(5,057,000)	(4,937,000)
Right-of-use asset	(7,190,000)	(8,939,000)
Accrued revenue	(1,851,000)	(1,665,000)
Other	(508,000)	(476,000)
Total deferred tax liabilities	(21,260,000)	(23,330,000)
Valuation allowance	(331,000)	(393,000)
Deferred tax liabilities	(21,591,000)	(23,723,000)
Net deferred tax assets (liabilities)	$224,000	$(1,689,000)

Prepaid income taxes are $1,816,000 at March 31, 2023, and $2,367,000 at March 31, 2022.

A reconciliation of the financial statement recognition and measurement of uncertain tax positions during the current fiscal year is as follows:

Balance as of March 31, 2022	$217,000
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions related to the current year	—
Reductions for tax positions of prior years	(64,000)
Balance as of March 31, 2023	$153,000

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. During the fiscal years ended March 31, 2023, 2022 and 2021, the Company recognized approximately $(13,000), $(40,000) and $(99,000) in interest and penalties, respectively. As of March 31, 2023, 2022 and 2021, accrued interest and penalties related to uncertain tax positions were $54,000, $67,000 and $107,000, respectively.

The tax fiscal years from 2017-2022 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Note 7 — Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (as amended, “ESPP”) which allows employees of the Company and its subsidiaries to purchase shares of common stock on the last day of two six-month purchase periods (i.e. March 31 and September 30) at a purchase price which is 95% of the closing sale price of shares as quoted on NASDAQ on the last day of such purchase period. Employees are allowed to contribute up to 20% of their gross pay. A maximum of 2,850,000 shares have been authorized for issuance under the ESPP. As of March 31, 2023, 2,500,392 shares had been issued pursuant to the ESPP. Summarized ESPP information is as follows:

	2023	2022	2021
Employee contributions	$676,000	$564,000	$534,000
Shares acquired	4,457	3,363	6,007
Average purchase price	$151.63	$167.71	$88.85

Note 8 — Treasury Stock

During each of the three fiscal years ended March 31, 2023, the Company continued to repurchase shares of its common stock under a program originally approved by the Company’s Board of Directors in 1996. Including a 1,000,000 share expansion authorized in November 2022 by the Company’s Board of Directors, the total number of shares of common stock authorized to be repurchased over the life of the program is 39,000,000 shares of common stock. Purchases may be made from time to time depending on market conditions and other relevant factors. The share repurchases for the fiscal years ended March 31, 2023, 2022 and 2021 and cumulatively since inception of the authorization, are as follows:

	2023	2022	2021	Cumulative
Shares repurchased	598,241	566,073	367,961	37,817,866
Cost	$93,675,000	$90,085,000	$32,671,000	$748,195,000
Average price	$156.58	$159.14	$88.79	$19.78

During the period subsequent to March 31, 2023, through the date of filing this annual report, the Company repurchased 53,167 shares for $10.8 million, or an average of $203.05 per share. The repurchased shares were recorded as treasury stock, at cost, and are available for general corporate purposes. The repurchases were primarily financed from cash generated from operations and from cash proceeds from the exercise of stock options.

Note 9 – Leases

The Company determines if an arrangement is or contains a lease at contract inception. These lease agreements have remaining lease terms of 1 to 5 years. The Company recognizes a right-of-use (“ROU”) asset and a lease liability at the lease commencement date. The lease liability is initially measured at the present value of the unpaid lease payments as of the lease commencement date. Key estimates and judgments include how the Company determines (1) the discount rate it uses to discount the unpaid lease payments to present value, (2) the lease term, and (3) lease payments.

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

The components of lease expenses are as follows:

	March 31, 2023	March 31, 2022	March 31, 2021
Operating lease expense	$12,259,000	$13,768,000	$15,591,000
Finance lease expense	92,000	98,000	77,000
Short-term lease expense	16,000	13,000	174,000
Variable lease expense	555,000	495,000	328,000
Total lease expenses	$12,922,000	$14,374,000	$16,170,000

The following table presents assets and liabilities recorded on the Company’s consolidated balance sheets related to its operating leases:

	March 31, 2023	March 31, 2022
Right-of-use asset, net	$27,721,000	$35,020,000
Short-term lease liability	$9,900,000	$13,348,000
Long-term lease liability	23,860,000	29,792,000
Total lease liabilities	$33,760,000	$43,140,000
Weighted average remaining lease term	4.07 years	4.32 years
Weighted average finance lease term	2.25 years	3.25 years
Weighted average discount rate	2.8%	2.6%

Supplemental cash flow information related to operating leases for fiscal years ended March 31, 2023 and 2022 were as follows:

	March 31, 2023	March 31, 2022
Cash paid for amounts included in the measurement of operating lease liabilities	$14,348,000	$15,001,000
Operating lease liabilities arising from obtaining ROU assets	$55,269,000	$54,311,000
Finance lease liabilities arising from obtaining ROU assets	$358,000	$358,000
Reductions to ROU assets resulting from reductions to operating lease liabilities	$(4,912,000)	$1,550,000

As of March 31, 2023, maturities of operating and financing lease liabilities for each of the next five years and thereafter are as follows:

2024	$10,638,000
2025	8,579,000
2026	6,195,000
2027	4,472,000
2028	3,464,000
Thereafter	2,660,000
Total lease payments	36,008,000
Less interest	(2,248,000)
Total lease liabilities	$33,760,000

As of March 31, 2023, the Company has approximately $5.0 million of additional operating lease commitments that have not yet commenced. These leases commence in 2023 and have lease terms between 3 years and 5 years.

Note 10 — Contingencies and Legal Proceedings

The Company is involved in litigation arising in the ordinary course of business. Management believes that resolution of these matters will not result in any payment that, in the aggregate, would be material to the consolidated financial position or results of operations of the Company.

Note 11 — Retirement Savings Plan

The Company maintains a retirement savings plan for its employees, which is a qualified plan under Section 401(k) of the Internal Revenue Code. Full-time employees that meet certain requirements are eligible to participate in the plan. Employer contributions are made annually, primarily at the discretion of the Company’s Board of Directors. Contributions of $1,315,000, $1,088,000 and $853,000 were charged to operations for the fiscal years ended March 31, 2023, 2022 and 2021, respectively.

Note 12 — Segment Reporting

The Company derives the majority of its revenues from providing patient management and network solutions services to payors of workers’ compensation benefits, automobile insurance claims and group health insurance benefits. Patient management services include claims administration, utilization review, medical case management, and vocational rehabilitation. Network solutions services include fee schedule auditing, hospital bill auditing, coordination of independent medical examinations, diagnostic imaging review services and preferred provider referral services. The percentages of revenues attributable to patient management and network solutions services for the fiscal years ended March 31, 2023, 2022 and 2021 are listed below.

	2023	2022	2021
Patient management services	66.6%	65.6%	66.7%
Network solutions services	33.4%	34.4%	33.3%
	100.0%	100.0%	100.0%

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

Note 13 — Other Intangible Assets

Other intangible assets consisted of the following at March 31, 2023:

Item	Life	Cost	Fiscal 2023 Amortization Expense	Accumulated Amortization at March 31, 2023	Cost, Net of Accumulated Amortization at March 31, 2023
Covenant Not to Compete	5 years	$775,000	$—	$775,000	$—
Customer Relationships	18-20 years	7,922,000	421,000	6,678,000	1,244,000
Third Party Administrator Licenses	15 years	204,000	4,000	204,000	—
Total		$8,901,000	$425,000	$7,657,000	$1,244,000

Other intangible assets consisted of the following at March 31, 2022:

Item	Life	Cost	Fiscal 2022 Amortization Expense	Accumulated Amortization at March 31, 2022	Cost, Net of Accumulated Amortization at March 31, 2022
Covenant Not to Compete	5 years	$775,000	$—	$775,000	$—
Customer Relationships	18-20 years	7,922,000	422,000	6,258,000	1,664,000
Third Party Administrator Licenses	15 years	204,000	13,000	199,000	5,000
Total		$8,901,000	$435,000	$7,232,000	$1,669,000

Amortization expense is expected to be $423,000 in fiscal 2024, $384,000 in fiscal 2025, $175,000 in fiscal 2026, $174,000 in fiscal 2027, $42,000 in fiscal 2028, and $46,000 thereafter.

Note 14 — Quarterly Results (Unaudited)

The following is a summary of unaudited quarterly results of operations for each of the quarters in the fiscal years ended March 31, 2023 and 2022:

	Revenues	Gross Profit	Net Income	Net Income per Basic Common Share	Net Income per Diluted Common Share
Fiscal Year Ended March 31, 2023:
First Quarter	$176,307,000	$39,869,000	$16,691,000	$0.95	$0.94
Second Quarter	177,426,000	36,094,000	14,656,000	0.84	0.83
Third Quarter	179,386,000	40,345,000	16,849,000	0.98	0.96
Fourth Quarter	185,443,000	41,951,000	18,169,000	1.06	1.04
Fiscal Year Ended March 31, 2022:
First Quarter	$152,620,000	$37,213,000	$16,843,000	$0.94	$0.92
Second Quarter	157,743,000	36,661,000	16,072,000	0.90	0.88
Third Quarter	164,508,000	35,188,000	13,858,000	0.78	0.76
Fourth Quarter	171,359,000	43,052,000	19,637,000	1.11	1.09