Form 10-Q
period 2023-12-31
CORVEL CORP
filed 2024-02-01
CIK 874866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

or

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

The number of shares outstanding of the registrant's Common Stock, $0.0001 par value per share, as of January 29, 2024, was 17,094,277.

CORVEL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

CORVEL CORPORATION

Consolidated Balance Sheets

	December 31, 2023	March 31, 2023
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$106,994,000	$71,329,000
Customer deposits	80,838,000	80,022,000
Accounts receivable, net	92,657,000	81,034,000
Prepaid taxes and expenses	13,903,000	11,385,000
Total current assets	294,392,000	243,770,000
Property and equipment, net	85,216,000	82,770,000
Goodwill	36,814,000	36,814,000
Other intangibles, net	927,000	1,244,000
Right-of-use asset, net	25,083,000	27,721,000
Deferred tax asset, net	1,147,000	224,000
Other assets	1,416,000	1,380,000
TOTAL ASSETS	$444,995,000	$393,923,000
Liabilities and Stockholders' Equity
Current Liabilities
Accounts and taxes payable	$15,133,000	$15,309,000
Accrued liabilities	173,254,000	152,578,000
Total current liabilities	188,387,000	167,887,000
Long-term lease liabilities	23,078,000	23,860,000
Total liabilities	211,465,000	191,747,000
Commitments and contingencies
Stockholders' Equity
Common stock, $.0001 par value: 120,000,000 shares authorized at December 31, 2023 and March 31, 2023; 55,094,668 shares issued (17,099,318 shares outstanding, net of Treasury shares) and 54,987,366 shares issued (17,169,500 shares outstanding, net of Treasury shares) at December 31, 2023 and March 31, 2023, respectively	3,000	3,000
Paid-in capital	229,785,000	218,700,000
Treasury stock (37,995,350 shares at December 31, 2023 and 37,817,866 shares at March 31, 2023)	(784,724,000)	(748,195,000)
Retained earnings	788,466,000	731,668,000
Total stockholders' equity	233,530,000	202,176,000
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$444,995,000	$393,923,000

See accompanying notes to unaudited consolidated financial statements.

CORVEL CORPORATION

Consolidated Income Statements – (Unaudited)

	Three Months Ended December 31,
	2023	2022
REVENUES	$202,303,000	$179,386,000
Cost of revenues	160,143,000	139,041,000
Gross profit	42,160,000	40,345,000
General and administrative expenses	19,798,000	18,128,000
Income before income tax provision	22,362,000	22,217,000
Income tax provision	5,267,000	5,368,000
NET INCOME	$17,095,000	$16,849,000
Net income per common and common equivalent share
Basic	$1.00	$0.98
Diluted	$0.99	$0.96
Weighted average common and common equivalent shares
Basic	17,106,000	17,245,000
Diluted	17,326,000	17,487,000

See accompanying notes to unaudited consolidated financial statements.

CORVEL CORPORATION

Consolidated Income Statements – (Unaudited)

	Nine Months Ended December 31,
	2023	2022
REVENUES	$588,078,000	$533,119,000
Cost of revenues	459,788,000	416,811,000
Gross profit	128,290,000	116,308,000
General and administrative expenses	55,786,000	54,347,000
Income before income tax provision	72,504,000	61,961,000
Income tax provision	15,706,000	13,765,000
NET INCOME	$56,798,000	$48,196,000
Net income per common and common equivalent share
Basic	$3.32	$2.77
Diluted	$3.27	$2.73
Weighted average common and common equivalent shares
Basic	17,124,000	17,379,000
Diluted	17,352,000	17,647,000

See accompanying notes to unaudited consolidated financial statements.

CORVEL CORPORATION

Consolidated Statements of Stockholders’ Equity – (Unaudited)

	Three Months Ended December 31, 2023
	Common Shares	Stock Amount	Paid-in- Capital	Treasury Shares	Treasury Stock	Retained Earnings	Total Stockholders' Equity
Balance – September 30, 2023	55,070,842	$3,000	$226,595,000	(37,951,359)	$(775,400,000)	$771,371,000	$222,569,000
Stock issued under stock option plan, net of shares repurchased	23,826	—	2,114,000	—	—	—	2,114,000
Stock-based compensation expense	—	—	1,076,000	—	—	—	1,076,000
Purchase of treasury stock	—	—	—	(43,991)	(9,324,000)	—	(9,324,000)
Net income	—	—	—	—	—	17,095,000	17,095,000
Balance – December 31, 2023	55,094,668	$3,000	$229,785,000	(37,995,350)	$(784,724,000)	$788,466,000	$233,530,000

	Three Months Ended December 31, 2022
	Common Shares	Stock Amount	Paid-in- Capital	Treasury Shares	Treasury Stock	Retained Earnings	Total Stockholders' Equity
Balance – September 30, 2022	54,873,202	$3,000	$207,986,000	(37,559,016)	$(706,806,000)	$696,650,000	$197,833,000
Stock issued under stock option plan, net of shares repurchased	18,096	—	1,220,000	—	—	—	1,220,000
Stock-based compensation expense	—	—	1,698,000	—	—	—	1,698,000
Purchase of treasury stock	—	—	—	(152,102)	(22,795,000)	—	(22,795,000)
Net income	—	—	—	—	—	16,849,000	16,849,000
Balance – December 31, 2022	54,891,298	$3,000	$210,904,000	(37,711,118)	$(729,601,000)	$713,499,000	$194,805,000

	Nine Months Ended December 31, 2023
	Common Shares	Stock Amount	Paid-in- Capital	Treasury Shares	Treasury Stock	Retained Earnings	Total Stockholders' Equity
Balance – March 31, 2023	54,987,366	$3,000	$218,700,000	(37,817,866)	$(748,195,000)	$731,668,000	$202,176,000
Stock issued under employee stock purchase plan	1,797	—	336,000	—	—	—	336,000
Stock issued under stock option plan, net of shares repurchased	105,505	—	7,059,000	—	—	—	7,059,000
Stock-based compensation expense	—	—	3,690,000	—	—	—	3,690,000
Purchase of treasury stock	—	—	—	(177,484)	(36,529,000)	—	(36,529,000)
Net income	—	—	—	—	—	56,798,000	56,798,000
Balance – December 31, 2023	55,094,668	$3,000	$229,785,000	(37,995,350)	$(784,724,000)	$788,466,000	$233,530,000

	Nine Months Ended December 31, 2022
	Common Shares	Stock Amount	Paid-in- Capital	Treasury Shares	Treasury Stock	Retained Earnings	Total Stockholders' Equity
Balance – March 31, 2022	54,788,712	$3,000	$201,609,000	(37,219,625)	$(654,520,000)	$665,303,000	$212,395,000
Stock issued under employee stock purchase plan	2,636	—	346,000	—	—	—	346,000
Stock issued under stock option plan, net of shares repurchased	99,950	—	4,922,000	—	—	—	4,922,000
Stock-based compensation expense	—	—	4,027,000	—	—	—	4,027,000
Purchase of treasury stock	—	—	—	(491,493)	(75,081,000)	—	(75,081,000)
Net income	—	—	—	—	—	48,196,000	48,196,000
Balance – December 31, 2022	54,891,298	$3,000	$210,904,000	(37,711,118)	$(729,601,000)	$713,499,000	$194,805,000

See accompanying notes to unaudited consolidated financial statements.

CORVEL CORPORATION

Consolidated Statements of Cash Flows – (Unaudited)

	Nine Months Ended December 31,
	2023	2022
Cash Flows from Operating Activities
NET INCOME	$56,798,000	$48,196,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,569,000	18,864,000
Loss on write down or disposal of property, capitalized software or investment	222,000	95,000
Stock compensation expense	3,690,000	4,027,000
Provision for doubtful accounts	1,300,000	1,073,000
Deferred income tax	(923,000)	(1,006,000)
Changes in operating assets and liabilities
Accounts receivable	(12,923,000)	(1,278,000)
Customer deposits	(816,000)	(13,076,000)
Prepaid taxes and expenses	(2,518,000)	2,059,000
Other assets	(34,000)	(298,000)
Accounts and taxes payable	(2,904,000)	(3,088,000)
Accrued liabilities	20,675,000	12,871,000
Operating lease liabilities	1,856,000	1,065,000
Net cash provided by operating activities	83,992,000	69,504,000
Cash Flows from Investing Activities
Purchase of property and equipment	(19,193,000)	(19,164,000)
Net cash used in investing activities	(19,193,000)	(19,164,000)
Cash Flows from Financing Activities
Purchase of treasury stock	(36,529,000)	(75,081,000)
Proceeds from exercise of common stock options	7,059,000	4,922,000
Proceeds from purchases under employee stock purchase plan	336,000	346,000
Net cash used in financing activities	(29,134,000)	(69,813,000)
Increase/(decrease) in cash and cash equivalents	35,665,000	(19,473,000)
Cash and cash equivalents at beginning of period	71,329,000	97,504,000
Cash and cash equivalents at end of period	$106,994,000	$78,031,000
Supplemental Cash Flow Information:
Income taxes paid	$19,269,000	$14,981,000
Purchase of software license under finance agreement	$2,728,000	$5,273,000

See accompanying notes to unaudited consolidated financial statements.

CORVEL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2023

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

Certain information and note disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2024. For further information, refer to the audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2023 included in the Company's Annual Report on Form 10-K filed with the SEC on May 26, 2023.

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

The following table presents revenues disaggregated by service line for the three and nine months ended December 31, 2023 and 2022:

	Three Months Ended	Three Months Ended
	December 31, 2023	December 31, 2022
Patient management services	$131,756,000	$118,918,000
Network solutions services	70,547,000	60,468,000
Total services	$202,303,000	$179,386,000

	Nine Months Ended	Nine Months Ended
	December 31, 2023	December 31, 2022
Patient management services	$389,398,000	$353,197,000
Network solutions services	198,680,000	179,922,000
Total services	$588,078,000	$533,119,000

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

	December 31, 2023	March 31, 2023
Billed receivables	$57,963,000	$57,218,000
Unbilled receivables	38,514,000	26,639,000
Allowance for doubtful accounts	(3,820,000)	(2,823,000)
Accounts receivable, net	$92,657,000	$81,034,000

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

The table below presents the deferred revenues balance and the significant activity affecting deferred revenues during the nine months ended December 31, 2023:

Nine Months Ended
December 31, 2023
Beginning balance at April 1, 2023	$26,978,000
Additions	38,201,000
Revenue recognized from beginning of period	(18,287,000)
Revenue recognized from additions	(17,069,000)
Ending balance at December 31, 2023	$29,823,000

Remaining Performance Obligations

As of December 31, 2023, the Company had $29.8 million of remaining performance obligations related to claims and non-claims services for which the price is fixed. Remaining performance obligations consist of deferred revenues. The Company expects to recognize approximately 97% of its remaining performance obligations as revenues within one year and the remaining balance thereafter. See the discussion below regarding the practical expedients elected for the disclosure of remaining performance obligations.

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

Note 3 — Stock-Based Compensation and Stock Options

Under the Company’s Restated Omnibus Incentive Plan (formerly the Restated 1988 Executive Stock Option Plan) (“the Plan”) as in effect at December 31, 2023, options exercisable for up to 20,615,000 shares of the Company’s common stock may be granted over the life of the Plan to key employees, non-employee directors, and consultants at exercise prices not less than the fair market value of the common stock on the date of grant. Options granted under the Plan are non-statutory stock options and generally vest 25% one year from the date of grant with the remaining 75% vesting ratably each month for the next 36 months. The options granted to employees and the Company’s Board of Directors expire at the end of five years and ten years from the date of grant, respectively. All options granted in the three and nine months ended December 31, 2023 and 2022 were granted with an exercise price equal to the fair value of the Company’s common stock on the grant date and are non-statutory stock options.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model with the assumptions included in the table below. The Company uses historical data, among other factors, to estimate the expected volatility, the expected dividend yield and the expected option life. The Company accounts for forfeitures as they occur, rather than estimating expected forfeitures. The risk-free rate is based on the interest rate paid on a U.S. Treasury issue with a term similar to the estimated life of the option. The following assumptions were used to estimate the fair value of options granted during the three months ended December 31, 2023 and 2022 using the Black-Scholes option-pricing model:

	Three Months Ended	Three Months Ended
	December 31, 2023	December 31, 2022
Risk-free interest rate	4.65%	4.36%
Expected volatility	36%	36%
Expected dividend yield	0.00%	0.00%
Expected weighted average life of option in years	4.2 years	4.3 years

For the three months ended December 31, 2023 and 2022, the Company recorded share-based compensation expense of $1,076,000 and $1,698,000, respectively. For the nine months ended December 31, 2023 and 2022, the Company recorded share-based compensation expense of $3,690,000 and $4,027,000, respectively. The table below shows the amounts recognized in the unaudited consolidated financial statements for stock compensation expense for time-based options and performance-based options during the three and nine months ended December 31, 2023 and 2022, respectively.

	Three Months Ended
	December 31, 2023	December 31, 2022
Cost of revenues	$731,000	$670,000
General and administrative	345,000	1,028,000
Total cost of stock-based compensation included in income before income tax provision	1,076,000	1,698,000
Amount of income tax benefit recognized	(254,000)	(410,000)
Amount charged against net income	$822,000	$1,288,000
Effect on basic earnings per share	$(0.05)	$(0.07)
Effect on diluted earnings per share	$(0.05)	$(0.07)

	Nine Months Ended
	December 31, 2023	December 31, 2022
Cost of revenues	$2,078,000	$1,879,000
General and administrative	1,612,000	2,148,000
Total cost of stock-based compensation included in income before income tax provision	3,690,000	4,027,000
Amount of income tax benefit recognized	(799,000)	(895,000)
Amount charged against net income	$2,891,000	$3,132,000
Effect on basic earnings per share	$(0.17)	$(0.18)
Effect on diluted earnings per share	$(0.17)	$(0.18)

The following table summarizes information for all stock options for the three and nine months ended December 31, 2023 and 2022:

	Three Months Ended December 31, 2023		Three Months Ended December 31, 2022
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning	575,263	$116.31	706,728	$96.14
Options granted	43,000	200.55	69,200	155.99
Options exercised	(24,666)	94.78	(18,210)	67.63
Options cancelled/forfeited	(3,523)	149.42	(1,256)	126.62
Options outstanding, ending	590,074	$123.15	756,462	$102.25

	Nine Months Ended December 31, 2023		Nine Months Ended December 31, 2022
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning	651,857	$108.10	723,876	$84.55
Options granted	59,500	206.57	149,400	155.69
Options exercised	(114,913)	79.31	(101,896)	51.17
Options cancelled/forfeited	(6,370)	148.34	(14,918)	128.65
Options outstanding, ending	590,074	$123.15	756,462	$102.25

The following table summarizes the status of stock options outstanding and exercisable at December 31, 2023:

Range of Exercise Price	Number of Outstanding Options	Weighted Average Remaining Contractual Life	Outstanding Options – Weighted Average Exercise Price	Exercisable Options – Number of Exercisable Options	Exercisable Options – Weighted Average Exercise Price
$33.16 to $79.49	158,365	2.24	$60.23	148,439	$59.51
$79.50 to $148.89	184,780	2.43	104.96	105,097	99.35
$148.90 to $189.02	152,285	4.41	161.02	30,412	156.83
$189.03 to $222.26	94,644	4.27	203.08	7,769	197.16
Total	590,074	3.18	$123.15	291,717	$87.66

The following table summarizes the status of all outstanding options at December 31, 2023, and changes during the three months then ended:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value as of December 31, 2023
Options outstanding at October 1, 2023	575,263	$116.31
Granted	43,000	200.55
Exercised	(24,666)	94.78
Cancelled – forfeited	(3,523)	149.42
Cancelled – expired	—	—
Ending outstanding	590,074	$123.15	3.18	$73,254,040
Ending vested and expected to vest	494,068	$119.17	3.24	$63,310,212
Ending exercisable at December 31, 2023	291,717	$87.66	2.56	$46,595,645

The weighted-average grant-date fair value of options granted during the three months ended December 31, 2023 and 2022 was $71.58 and $55.15, respectively.

Included in the above-noted stock option grants and stock compensation expense are performance-based stock options that vest only upon the Company’s achievement of certain earnings per share targets on a calendar year basis, as determined by the Company’s Board of Directors. These options were valued in the same manner as the time-based options. However, the Company only recognizes stock compensation expense to the extent that the targets are determined to be probable of being achieved, which triggers the vesting of the performance options. The Company recognized $58,000 and $749,000 of stock compensation expense for the three months ended December 31, 2023 and 2022, respectively, for performance-based stock options. The Company recognized $758,000 and $1,404,000 of stock compensation expense for the nine months ended December 31, 2023 and 2022, respectively, for performance-based stock options.

Note 4 — Treasury Stock

The Company’s Board of Directors approved the commencement of a stock repurchase program in the fall of 1996. In November 2022, the Company’s Board of Directors approved a 1,000,000 share expansion to the Company’s existing stock repurchase program, increasing the total number of shares of the Company’s common stock approved for repurchase over the life of the program to 39,000,000 shares. Since the commencement of the stock repurchase program, the Company has spent $785 million on the repurchase of 37,995,350 shares of its common stock, equal to 69% of the outstanding common stock had there been no repurchases. The average price of these repurchases was $20.65 per share. These repurchases were funded primarily by the net earnings of the Company, along with proceeds from the exercise of common stock options. During the three and nine months ended December 31, 2023, the Company repurchased 43,991 shares of its common stock for $9.3 million at an average price of $211.94 per share and 177,484 shares for $36.5 million at an average price of $205.82, respectively. The Company had 17,099,318 shares of common stock outstanding as of December 31, 2023, net of the 37,995,350 shares in treasury. During the period subsequent to the quarter ended December 31, 2023, the Company repurchased 12,122 shares of its common stock for $2.8 million at an average price of $234.87 per share under the Company’s stock repurchase program.

Note 5 — Weighted Average Shares and Net Income Per Share

Basic weighted average common shares outstanding decreased to 17,106,000 for the quarter ended December 31, 2023 from 17,245,000 for the quarter ended December 31, 2022. Diluted weighted average common and common equivalent shares outstanding decreased to 17,326,000 for the quarter ended December 31, 2023 from 17,487,000 for the quarter ended December 31, 2022.

Basic weighted average common shares outstanding decreased to 17,124,000 for the nine months ended December 31, 2023 from 17,379,000 for the nine months ended December 31, 2022. Diluted weighted average common and common equivalent shares outstanding decreased to 17,352,000 for the nine months ended December 31, 2023 from 17,647,000 for the nine months ended December 31, 2022.

Net income per common and common equivalent share was computed by dividing net income by the weighted average number of common and common share equivalents outstanding during the period. The following table sets forth the calculations of the basic and diluted weighted average common shares for the three and nine months ended December 31, 2023 and 2022:

	Three Months Ended December 31,
	2023	2022
Net Income	$17,095,000	$16,849,000
Basic:
Weighted average common shares outstanding	17,106,000	17,245,000
Net Income per share	$1.00	$0.98
Diluted:
Weighted average common shares outstanding	17,106,000	17,245,000
Treasury stock impact of stock options	220,000	242,000
Total common and common equivalent shares	17,326,000	17,487,000
Net Income per share	$0.99	$0.96

	Nine Months Ended December 31,
	2023	2022
Net Income	$56,798,000	$48,196,000
Basic:
Weighted average common shares outstanding	17,124,000	17,379,000
Net Income per share	$3.32	$2.77
Diluted:
Weighted average common shares outstanding	17,124,000	17,379,000
Treasury stock impact of stock options	228,000	268,000
Total common and common equivalent shares	17,352,000	17,647,000
Net Income per share	$3.27	$2.73

Note 6 — Contingencies and Legal Proceedings

The Company is involved in litigation arising in the ordinary course of business. The Company believes that resolution of these matters will not result in any payment that, individually or in the aggregate, would be material to the consolidated financial position or results of operations of the Company.

Note 7 — Accounts and Income Taxes Payable and Accrued Liabilities

The following tables set forth accounts payable, income taxes payable, and accrued liabilities at December 31, 2023 and March 31, 2023:

	December 31, 2023	March 31, 2023
Accounts payable	$14,925,000	$15,058,000
Income taxes payable and uncertain tax positions	208,000	251,000
Total accounts and taxes payable	$15,133,000	$15,309,000

	December 31, 2023	March 31, 2023
Payroll, payroll taxes and employee benefits	$40,550,000	$22,170,000
Customer deposits	80,838,000	80,022,000
Accrued professional service fees	8,245,000	8,601,000
Self-insurance accruals	3,318,000	3,563,000
Deferred revenue	29,823,000	26,978,000
Operating lease liabilities	9,316,000	9,900,000
Other	1,164,000	1,344,000
Total accrued liabilities	$173,254,000	$152,578,000

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

Accounting Standard Codification ("ASC") 842 requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. Generally, the Company cannot determine the interest rate implicit in the lease because it does not have access to the lessor's estimated residual value or the amount of the lessor's deferred initial direct costs. Therefore, the Company generally uses its incremental borrowing rate as the discount rate for the lease. The Company's incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. Because the Company does not generally borrow on a collateralized basis, it uses quoted interest rates obtained from financial institutions as an input to derive an appropriate incremental borrowing rate, adjusted for the amount of the lease payments, the lease term, and the effect on that rate of designating specific collateral with a value equal to the unpaid lease payments for that lease.

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

The components of lease expense are as follows:

	Three Months Ended	Three Months Ended
	December 31, 2023	December 31, 2022
Operating lease expense	$2,429,000	$3,090,000
Finance lease expense	21,000	23,000
Short-term lease expense	86,000	5,000
Variable lease expense	161,000	213,000
Total lease expenses	$2,697,000	$3,331,000

	Nine Months Ended	Nine Months Ended
	December 31, 2023	December 31, 2022
Operating lease expense	$7,646,000	$9,381,000
Finance lease expense	65,000	70,000
Short-term lease expense	184,000	12,000
Variable lease expense	555,000	577,000
Total lease expenses	$8,450,000	$10,040,000

The following table presents the lease related assets and liabilities recorded on the Company’s consolidated balance sheets related to its operating leases:

	December 31, 2023	March 31, 2023
Right-of-use asset, net	$25,083,000	$27,721,000
Short-term lease liability	$9,316,000	$9,900,000
Long-term lease liability	23,078,000	23,860,000
Total lease liabilities	$32,394,000	$33,760,000
Weighted average remaining operating lease term	4.10 years	4.07 years
Weighted average remaining finance lease term	1.50 years	2.25 years
Weighted average discount rate	3.5%	2.8%

Supplemental cash flow information related to operating leases for the nine months ended December 31, 2023 and 2022 was as follows:

	Nine Months Ended	Nine Months Ended
	December 31, 2023	December 31, 2022
Cash paid for amounts included in the measurement of operating lease liabilities	$6,378,000	$10,984,000
Operating lease liabilities arising from obtaining ROU assets	$52,287,000	$56,105,000
Finance lease liabilities arising from obtaining ROU assets	$358,000	$358,000
Reductions to ROU assets resulting from reductions to operating lease liabilities	$31,000	$2,217,000

As of December 31, 2023, maturities of operating lease liabilities for each of the next five years and thereafter are as follows:

2024	$2,790,000
2025	9,698,000
2026	7,488,000
2027	5,849,000
2028	4,905,000
Thereafter	4,363,000
Total lease payments	35,093,000
Less interest	(2,699,000)
Total lease liabilities	$32,394,000

As of December 31, 2023, the Company has approximately $5.0 million of additional operating lease commitments that have not yet commenced. These additional leases commence in the future and have lease terms between 3 years and 5 years.

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

The Company disclaims any obligations to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise. Actual future performance, outcomes, and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of these factors include (without limitation) the impact of global pandemics; general industry and economic conditions, including a decreasing number of national claims due to a decreasing number of injured workers; competition from other managed care companies and third party administrators; our ability to renew or maintain contracts with our customers on favorable terms or at all; our ability to expand certain areas of our business; growth in our sale of third-party administrator ("TPA") services; shifts in customer demands; increases in operating expenses including employee wages, benefits, and medical inflation; our ability to produce market-competitive software; cost of capital and capital requirements; our ability to attract and retain key personnel; the impact of possible cybersecurity incidents on our business; possible litigation and legal liability in the course of operations and our ability to resolve such litigation; changes in regulations affecting the workers’ compensation, insurance and healthcare industries in general; governmental and public policy changes, including but not limited to legislative and administrative law and rule implementation or change; the impact of recently issued accounting standards on our consolidated financial statements; the availability of financing in the amounts, at the times, and on the terms necessary to support our future business; and the other risks identified in Part II, Item 1A of this report.

Overview

CorVel Corporation is an independent nationwide provider of medical cost containment and managed care services designed to address the escalating medical costs of workers’ compensation benefits, automobile insurance claims, and group health insurance benefits. The Company’s services are provided to insurance companies, TPAs, governmental entities, and self-administered employers to assist them in managing the medical costs and monitoring the quality of care associated with healthcare claims. In November 2023, the Bureau of Labor Statistics reported that the occupational injury count for 2022 was 2.34 million compared to 2.24 million in 2021, 2.11 million in 2020, and 2.69 million in 2019. While there was an increase in the injury count for 2022 compared to 2021, the count has not returned to pre-pandemic levels. Although there were fewer claims to administrate in each of 2022, 2021 and 2020 as compared to 2019, the Company was able to offset this with an increase in market share.

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

Organizational Structure

The Company’s management is structured geographically with regional vice presidents who are responsible for all services provided by the Company within their particular region and are responsible for the operating results of the Company in multiple states. These regional vice presidents have area and district managers who are also responsible for all services provided by the Company in their given area and district.

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

Summary of Quarterly Results

The Company’s revenues increased to $202.3 million in the quarter ended December 31, 2023 from $179.4 million in the quarter ended December 31, 2022, an increase of $22.9 million, or 12.8%. This increase resulted from an increase in patient management and network solutions activity primarily with existing customers.

Cost of revenues increased to $160.1 million in the quarter ended December 31, 2023 from $139.0 million in the quarter ended December 31, 2022, an increase of $21.1 million, or 15.2%. This increase was primarily due to the increase of 12.8% in revenue mentioned above. Additionally, there was an increase in salaries of 10% resulting from increased average headcount of 9.3% in field operations.

General and administrative expense increased to $19.8 million in the quarter ended December 31, 2023 from $18.1 million in the quarter ended December 31, 2022, an increase of $1.7 million, or 9.2%. The increase in general and administrative expense was primarily due to the increase in total revenues of 12.8%, maintaining 10.0% of revenues.

Income tax provision decreased to $5.3 million in the quarter ended December 31, 2023 from $5.4 million in the quarter ended December 31, 2022, a decrease of $0.1 million, or 1.9%. Income before income tax provision increased to $22.4 million in the quarter ended December 31, 2023 from $22.2 million in the quarter ended December 31, 2022, an increase of $0.1 million, or 0.7%. The effective tax rate was 23.6% for the quarter ended December 31, 2023 compared to 24.2% in the quarter ended December 31, 2022.

Diluted weighted average common and common equivalent shares decreased to 17.3 million shares for the quarter ended December 31, 2023 from 17.5 million shares for the quarter ended December 31, 2022, a decrease of 161,000 shares, or 0.9%, due to the weighted impact of shares repurchased partially offset by the weighted impact of options exercised.

Diluted earnings per share increased to $0.99 per share in the quarter ended December 31, 2023 from $0.96 per share in the quarter ended December 31, 2022, an increase of $0.03 per share, or 3.1%. The increase in diluted earnings per share was primarily due to an increase in net income and a decrease in diluted weighted average common and common equivalent shares.

Results of Operations for the three months ended December 31, 2023 and 2022

The Company generates revenues from providing patient management and network solutions services to payors of workers’ compensation benefits, automobile insurance claims, and group health insurance benefits. The percentage of total revenue attributable to patient management and network solutions services for the three months ended December 31, 2023 and 2022 are as follows:

	December 31, 2023	December 31, 2022
Patient management services	65.1%	66.3%
Network solutions services	34.9%	33.7%

The following table sets forth, for the periods indicated, the dollar amounts, dollar and percent changes, share changes, and the percentage of revenues represented by certain items reflected in the Company’s unaudited consolidated income statements for the three months ended December 31, 2023 and 2022. The Company’s past operating results are not necessarily indicative of future operating results.

	Three Months Ended	Three Months Ended		Percentage
	December 31, 2023	December 31, 2022	Change	Change
Revenue	$202,303,000	$179,386,000	$22,917,000	12.8%
Cost of revenues	160,143,000	139,041,000	21,102,000	15.2%
Gross profit	42,160,000	40,345,000	1,815,000	4.5%
Gross profit as percentage of revenue	20.8%	22.5%
General and administrative expenses	19,798,000	18,128,000	1,670,000	9.2%
General and administrative as percentage of revenue	9.8%	10.1%
Income before income tax provision	22,362,000	22,217,000	145,000	0.7%
Income before income tax provision as percentage of revenue	11.1%	12.4%
Income tax provision	5,267,000	5,368,000	(101,000)	(1.9%)
Net income	$17,095,000	$16,849,000	$246,000	1.5%
Weighted average common and common equivalent shares
Basic	17,106,000	17,245,000	(139,000)	(0.8%)
Diluted	17,326,000	17,487,000	(161,000)	(0.9%)
Net income per common and common equivalent shares
Basic	$1.00	$0.98	$0.02	2.0%
Diluted	$0.99	$0.96	$0.03	3.1%

Revenues

Change in revenue for the three months ended December 31, 2023 from the three months ended December 31, 2022

Revenues increased to $202.3 million in the three months ended December 31, 2023 from $179.4 million in the three months ended December 31, 2022, an increase of $22.9 million, or 12.8%. Patient management services revenues increased to $131.8 million from $118.9 million, an increase of 10.8%. This increase is primarily due to higher revenue from the Company’s TPA and related services. Total new claims increased by 1.6% for the three months ended December 31, 2023 compared to the three months ended December 31, 2022. Network solutions services revenues increased to $70.5 million from $60.5 million, an increase of 16.7%. Most of the increase is primarily attributable to the growth with existing customers and, to a lesser extent, growth with new customers. Additionally, we have modified the work-in-process for our post pay commercial health product to more accurately reflect the percentage of work completed earlier in the review cycle based on actual experience, which benefited the December quarter results within network solutions.

Cost of Revenues

The Company’s cost of revenues consists of direct expenses, costs directly attributable to the generation of revenue, and indirect costs which are incurred to support the operations in the field offices which generate the revenue. Direct expenses primarily include (i) case manager and bill review analysts’ salaries, along with related payroll taxes and fringe benefits, and (ii) costs associated with independent medical examinations, prescription drugs, MRIs, physical therapy, and durable medical equipment providers. Most of the Company’s revenue is generated in offices which provide both patient management services and network solutions services. The remaining revenue is generated in the field. Approximately 33% of the costs incurred in the field are considered field indirect costs. The largest of the field indirect costs are (i) manager salaries and bonuses, (ii) account executive base pay and commissions, (iii) salaries of administrative and clerical support, field systems personnel and PPO network developers, along with related payroll taxes and fringe benefits, and (iv) office rent.

Change in cost of revenues for the three months ended December 31, 2023 from the three months ended December 31, 2022

Cost of revenues increased to $160.1 million in the three months ended December 31, 2023 from $139.0 million in the three months ended December 31, 2022, an increase of $21.1 million, or 15.2%. The increase in cost of revenues was primarily due to the increase in total revenues of 12.8%. Additionally, there was an increase in salaries of 10% resulting from increased average headcount of 9.3% in field operations. Headcount increased due to an increase in business volume and, to a lesser extent, new business.

General and Administrative Expense

For the three months ended December 31, 2023, general and administrative expense consisted of approximately 52% of corporate systems costs, which include the corporate systems support, implementation and training, rules engine development, national IT strategy and planning, depreciation of hardware costs in the Company’s corporate offices and backup data center, the Company’s nationwide area network, and other systems related costs. All IT-related costs managed by the corporate office are recorded under general and administrative expense whereas the field IT-related costs are included in the cost of revenues. The remaining general and administrative costs consist of national marketing, national sales support, corporate legal, corporate insurance, human resources, accounting, product management, new business development, and other general corporate expenses.

Change in general and administrative expense for the three months ended December 31, 2023 from the three months ended December 31, 2022

General and administrative expense increased to $19.8 million in the three months ended December 31, 2023 from $18.1 million in the three months ended December 31, 2022, an increase of $1.7 million, or 9.2%. The increase in general and administrative expense was primarily due to the increase in total revenues of 12.8%, maintaining 10.0% of revenues. This increase was primarily due to an increase in corporate system costs, legal, and insurance expenses.

Income Tax Provision

Change in income tax provision for the three months ended December 31, 2023 from the three months ended December 31, 2022

Income tax provision decreased to $5.3 million in the three months ended December 31, 2023 from $5.4 million in the three months ended December 31, 2022, a decrease of $0.1 million, or 1.9%. Income before income tax provision increased to $22.4 million in the three months ended December 31, 2023 from $22.2 million in the same period in the prior year, an increase of $0.1 million, or 0.7%. The effective tax rate was 23.6% for the three months ended December 31, 2023 compared to 24.2% in the same period in the prior year.

Results of Operations for the nine months ended December 31, 2023 and 2022

The following table sets forth, for the periods indicated, the dollar amounts, dollar and percent changes, share changes, and the percentage of revenues represented by certain items reflected in the Company’s unaudited consolidated income statements for the nine months ended December 31, 2023 and 2022. The Company’s past operating results are not necessarily indicative of future operating results.

	Nine Months Ended	Nine Months Ended		Percentage
	December 31, 2023	December 31, 2022	Change	Change
Revenue	$588,078,000	$533,119,000	$54,959,000	10.3%
Cost of revenues	459,788,000	416,811,000	42,977,000	10.3%
Gross profit	128,290,000	116,308,000	11,982,000	10.3%
Gross profit as percentage of revenue	21.8%	21.8%
General and administrative expenses	55,786,000	54,347,000	1,439,000	2.6%
General and administrative as percentage of revenue	9.5%	10.2%
Income before income tax provision	72,504,000	61,961,000	10,543,000	17.0%
Income before income tax provision as percentage of revenue	12.3%	11.6%
Income tax provision	15,706,000	13,765,000	1,941,000	14.1%
Net income	$56,798,000	$48,196,000	$8,602,000	17.8%
Weighted average common and common equivalent shares
Basic	17,124,000	17,379,000	(255,000)	(1.5%)
Diluted	17,352,000	17,647,000	(295,000)	(1.7%)
Net income per common and common equivalent shares
Basic	$3.32	$2.77	$0.55	19.9%
Diluted	$3.27	$2.73	$0.54	19.8%

Revenues

Change in revenue for the nine months ended December 31, 2023 from the nine months ended December 31, 2022

Revenues increased to $588.1 million for the nine months ended December 31, 2023 from $533.1 million for the nine months ended December 31, 2022, an increase of $55.0 million, or 10.3%. Patient management services revenues increased to $389.4 million from $353.2 million, an increase of 10.2%. This increase is primarily due to higher revenue from the Company’s TPA and related services. Total new claims increased by 3.2% during the nine months ended December 31, 2023 compared to the nine months ended December 31, 2022. Network solutions services revenues increased to $198.7 million from $179.9 million, an increase of 10.4%. Most of the increase came from growth with existing customers and, to a lesser extent, growth with new customers.

Cost of Revenues

Change in cost of revenues for the nine months ended December 31, 2023 from the nine months ended December 31, 2022

Cost of revenues increased to $459.8 million in the nine months ended December 31, 2023 from $416.8 million in the nine months ended December 31, 2022, an increase of $43.0 million, or 10.3%. The increase in cost of revenues was primarily due to the increase in total revenues of 10.3%. Additionally, there was an increase in salaries of 8.5% resulting from increased average headcount of 9.3% in field operations. Headcount increased due to an increase in new business and volume of business.

General and Administrative Expense

Change in general and administrative expense for the nine months ended December 31, 2023 from the nine ended December 31, 2022

General and administrative expense increased to $55.8 million in the nine months ended December 31, 2023 from $54.3 million in the nine months ended December 31, 2022, an increase of $1.4 million, or 2.6%. This increase was primarily due to an increase in corporate system costs.

Income Tax Provision

Change in income tax provision for the nine months ended December 31, 2023 from the nine ended December 31, 2022

Income tax expense increased to $15.7 million for the nine months ended December 31, 2023 from $13.8 million for the nine months ended December 31, 2022, an increase of $1.9 million, or 14.1%. Income before income tax provision increased to $72.5 million in the nine months ended December 31, 2023 from $62.0 million in the same period in the prior year, an increase of $10.5 million, or 17.0%. The income tax expense as a percentage of income before income taxes, also known as the effective tax rate, was 21.7% for the nine months ended December 31, 2023 and 22.1% for the nine months ended December 31, 2022. For the nine months ended December 31, 2023 and 2022, the effective tax rate is less than the statutory tax rate primarily because of the impact of the stock option exercises.

Liquidity and Capital Resources

The Company has historically funded its operations and capital expenditures primarily from cash flow from operations, and to a lesser extent, proceeds from stock option exercises. Working capital increased to $106.0 million as of December 31, 2023 from $75.9 million as of March 31, 2023, an increase of $30.1 million. Cash increased to $107.0 million as of December 31, 2023 from $71.3 million as of March 31, 2023, an increase of $35.7 million. This is primarily due to the increase in net income, and to a lesser extent, a decrease in spending to repurchase shares of the Company’s common stock under its stock repurchase program.

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

As of December 31, 2023, the Company had $107.0 million in cash and cash equivalents, invested primarily in short term, interest bearing, highly liquid investment grade securities with maturities of 90 days or less.

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

Operating Activities

Nine months ended December 31, 2023 compared to nine months ended December 31, 2022

Net cash provided by operating activities increased to $84.0 million in the nine months ended December 31, 2023 from $69.5 million in the nine months ended December 31, 2022, an increase of $14.5 million. The increase in cash flow from operating activities was primarily due to the increase in net income, as well as an increase in accrued payroll due to the timing of the Company's bi-weekly payroll.

Investing Activities

Nine months ended December 31, 2023 compared to nine months ended December 31, 2022

Net cash flow used in investing activities was $19.2 million in the nine months ended December 31, 2023 and December 31, 2022.

Financing Activities

Nine months ended December 31, 2023 compared to nine months ended December 31, 2022

Net cash flow used in financing activities decreased to $29.1 million for the nine months ended December 31, 2023 from $69.8 million for the nine months ended December 31, 2022, a decrease of $40.7 million. The decrease in net cash used in financing activities was primarily due to a decrease in spending on share repurchases to $36.5 million for the nine months ended December 31, 2023. The Company spent $75.1 million on share repurchases for the nine months ended December 31, 2022. This was slightly offset due to stock option exercises increasing to $7.1 million for the nine months ended December 31, 2023 from $4.9 million for the nine months ended December 31, 2022. The Company has historically used cash provided by operating activities and from the exercise of stock options to repurchase stock. The Company expects that it may use some of the cash on the balance sheet at December 31, 2023 to repurchase additional shares of its common stock under its stock repurchase program in the future; however, there can be no assurance that any further stock repurchases will be made.

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

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. In connection with the preparation of our financial statements, we are required to make certain assumptions and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Our invested assets are primarily held as cash and cash equivalents, which are subject to various market risk exposures such as interest rate risk. The fair value of our portfolio of cash and cash equivalents as of December 31, 2023 approximated its carrying value due to its short-term duration. We estimated market risk as the potential decrease in fair value resulting from a hypothetical one-percentage point increase in interest rates for the instruments contained in the cash and cash equivalents investment portfolio. The resulting fair values were not materially different from their carrying values at December 31, 2023.

As of December 31, 2023, the Company held no market risk sensitive instruments for trading purposes, and the Company did not employ any derivative financial instruments, other financial instruments, or derivative commodity instruments to hedge any market risk. The Company had no debt outstanding as of December 31, 2023, and therefore, had no market risk related to debt.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

If we are unable to apply technology and data analytics effectively in driving value for our clients through technology-based solutions or gain internal efficiencies and maintain internal controls through the application of technology and related tools, our operating results, client relationships, growth and compliance programs could be adversely affected.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the period covered by this report. The following table sets forth the repurchases of the Company’s common stock made by or on behalf of the Company in open-market transactions for the quarter ended December 31, 2023 pursuant to its publicly announced stock repurchase plan.

			Total Number of
			Shares Purchased	Maximum Number
			as Part of Publicly	of Shares that may
	Total Number of	Average Price Paid	Announced	still be Purchased
Period	Shares Purchased	Per Share	Program	Under the Program
October 1 to October 31, 2023	16,498	$199.85	16,498	1,032,143
November 1 to November 30, 2023	14,689	$206.18	14,689	1,017,454
December 1 to December 31, 2023	12,804	$234.05	12,804	1,004,650
Total	43,991	$211.92	43,991	1,004,650

In 1996, the Company’s Board of Directors authorized a stock repurchase program for up to 100,000 shares of the Company’s common stock. The Company’s Board of Directors has periodically increased the number of shares authorized for repurchase under the repurchase program. In November 2022, the Company’s Board of Directors increased the number of shares of common stock authorized to be repurchased over the life of the program by 1,000,000 shares of common stock to 39,000,000 shares of common stock. There is no expiration date for the repurchase program. The Company repurchased 43,991 shares of its common stock for $9.3 million at an average price of $211.94 per share during the three months ended December 31, 2023. As of December 31, 2023, the Company has repurchased 37,995,350 shares of its common stock over the life of the program.

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

32.1*	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2*	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

CORVEL CORPORATION

Dated: February 1, 2024	By:	/s/ Michael G. Combs
Michael G. Combs, Chief Executive Officer and President

Dated: February 1, 2024	By:	/s/ Brandon T. O’Brien
Brandon T. O’Brien,
Chief Financial Officer (Principal Financial Officer)