Form 10-K
period 2024-03-31
CORVEL CORP
filed 2024-05-24
CIK 874866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 0-19291

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

As of Septembe 29, 2023, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,771,296,000 based on the closing price per share of $196.65 for the registrant’s common stock as reported on the Nasdaq Global Select Market on such date multiplied by 9,007,351 shares (total outstanding shares of 17,119,483 less 8,112,132 shares held by affiliates) of the registrant’s common stock which were outstanding on such date. For the purposes of the foregoing calculation only, all of registrant’s directors, executive officers and persons known to the registrant to hold ten percent or greater of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of registrant’s Common Stock outstanding as of May 21, 2024 was 17,121,778.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Items 10 through 14 of Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference to portions of the registrant’s Definitive Proxy Statement for the registrant’s 2024 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended March 31, 2024. Except with respect to the information specifically incorporated by reference in this Annual Report on Form 10-K, the registrant’s definitive proxy statement is not deemed to be filed as a part of this Form 10-K.

CORVEL CORPORATION

2024 ANNUAL REPORT ON FORM 10-K

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
The impact of global pandemics;
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

FISCAL 2024 DEVELOPMENTS — Stock Repurchase Program

During the fiscal year ended March 31, 2024 ("fiscal 2024"), the Company spent $45.7 million to repurchase 215,313 shares of its common stock under a plan approved by the Company’s Board of Directors. Since the commencement of this program in fiscal 1997 through fiscal 2024, the Company has repurchased 38,033,179 shares of its common stock, at a cost of approximately $794 million, and had 966,821 shares of common stock authorized for repurchase remaining under its share repurchase program as of March 31, 2024. These repurchases were funded primarily from the Company’s operating cash flows.

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

Bill Review

Many states have adopted fee schedules, which regulate the maximum allowable fees payable under workers’ compensation for procedures performed by a variety of health treatment providers. CorVel’s proprietary bill review and claims management technology provides customers with cost savings by decreasing the turnaround time for bill review results through automated, customized algorithms. CorVel’s artificial intelligence engine includes over 100 million individual rules, which offers a comprehensive, paperless solution that surpasses the capabilities of traditional, manual bill review processes.

Our online portal, CareMC, offers a paperless and cost-effective solution for payors to review and approve bills online and access savings reports. Further, CorVel’s solutions are fully customizable and can be tailored to meet unique payor requirements.

Bill review services include:

•
Coding review and re-bundling;
•
Reasonable and customary review;
•
Fee schedule analysis;
•
Out-of-network bill review;
•
Pharmacy review;
•
PPO management; and
•
Repricing.

PPO Management

PPOs are groups of hospitals, physicians and other healthcare providers that offer services at pre-negotiated rates to employee groups. The Company believes that PPO networks afford employers an additional means of managing healthcare costs by reducing the per-unit price of medical services provided to employees. CorVel offers a proprietary national PPO network and added leased network agreements to offer our customers extensive coverage and optimal network performance. As of March 31, 2024, the Company's PPO network was comprised of over 1.2 million providers nationwide, which are searchable based on quality, types of services, and location by the public through the Company's mobile application.

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

The Company has a team of national, regional and local personnel supporting CorVel's PPO network. This team of developers is responsible for local recruitment, contract negotiations, credentialing and re-credentialing of providers, and working with customers to develop customer-specific provider networks. Each bill review operation has provider relations support staff to address provider grievances and other billing issues.

The Company selects its providers based on their quality, range of services, price and location. The Company evaluates and credentials each provider before inviting them to join its network, and re-credentials them every three years. Through this extensive evaluation process, we are able to provide significant hospital, physician and ancillary medical savings, while maintaining high quality care. Provider network services include a national network for all medical coverages, board-certified physicians, provider credentialing, patient channeling, online PPO look-up, printable directories and driving directions, and medical care organizations ("MCOs").

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

Auto Claims Management

Injury claims are one of the largest components of auto indemnity costs. Effective management of these claims and their associated costs, combined with an optimal healthcare management program, offers a unique method of cost savings for CorVel's customers. The Company’s auto claims services include national preferred provider organizations, medical bill review, first or third party bill review, first notice of loss, demand packet reviews and reporting and analytics.

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

CUSTOMERS AND MARKETING

CorVel serves a diverse group of customers, which include insurers, TPAs, self-administered employers, government agencies, municipalities, state funds, and numerous other stakeholders in the health care industry. CorVel provides workers’ compensation services to virtually any size employer and in any state or region of the United States. No single customer represented more than 10% of revenues in fiscal 2024, or in the fiscal years ended March 31, 2023 and 2022. One customer accounted for 10% or more of accounts receivable as of March 31, 2024 and 2023. Many claims management decisions in workers’ compensation are the responsibility of the local claims office of national or regional insurers. The Company’s national branch office network enables the Company to market and offer its services at both a local and national account level, though the Company placed increasing emphasis on national account marketing. The sales and marketing activities are conducted primarily by account executives located in key geographic areas.

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

HUMAN CAPITAL

As of March 31, 2024, CorVel had 4,870 employees, including nurses, claims adjusters, and other employees. Our entire workforce is concentrated in the United States. No employees are represented by any collective bargaining unit. Management believes the Company’s relationship with its employees to be good.

The COVID-19 pandemic had a significant impact on our human capital management, with most of our office locations are operating at reduced capacity. Currently, 75% of our employees are permanent work from home.

Human capital is a key component to our success. CorVel was recently awarded, for the fourth year in a row, certification as a "Great Place to Work Company" based on independent surveys of its employees. Our culture and organizational purpose is embodied by our ACE-IT values of Accountability, Commitment, Excellence, Integrity, and Teamwork. These values define our desired culture, and influence organizational behavior, decision-making and our people priorities. Our mission is to provide an enduring culture where we are empowered to seek our full potential, working together to change the industry, making a real difference to those we serve. Our vision is to make a real difference with our partners by creating a new standard of excellence in service and outcomes.

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

As of March 31, 2024, over a third of our employees identify as racially or ethnically diverse. Additionally, over 79% of our employees identify as women. Over 72% of the Company’s managers identify as women.

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

Employee Development

Employee development continued to be of strategic importance in fiscal 2024. We require our adjusters and nurse case managers to undergo specific training related to their responsibilities as part of their onboarding process. During fiscal 2024, we announced CorVel University, which is a national training initiative to equip candidates with the necessary skills to become claims specialists. Internal and external candidates can go through the 4-week training program that enables a graduate to be integrated into claims operations and developed into claims specialists with local mentors. Additionally, we have a leadership development program that was designed internally and is a combination of six focused workshops facilitated by different members of our executive team, and a curated reading list. During the program, the participants work individually and in group sessions to learn and improve leadership skills from proven resources and have the opportunity to roundtable situations to provide optimal resolutions for their teams.

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

If we are unable to apply technology and data analytics effectively in driving value for our clients through technology-based solutions or maintain internal efficiencies and effective internal controls through the application of technology and related tools, our operating results, client relationships, growth and compliance programs could be adversely affected.

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

Increased regulatory scrutiny on use of “big data” techniques, machine learning, and artificial intelligence could impact our business and expose us to increased liability.

There has also been increased regulatory scrutiny of the use of “big data” techniques, machine learning, and artificial intelligence. It is likely that we will be subject to new regulations that could materially adversely affect our operations or ability to write business profitably in one or more jurisdictions. For example, the National Association of Insurance Commissioners (NAIC) has adopted guiding principles on artificial intelligence, to inform and articulate general expectations for businesses, professionals and stakeholders across the insurance industry as they implement artificial intelligence tools to facilitate operations. While not effective until adopted by a specific state, we expect these guidelines to be adopted by at least some states. In addition, regulators have recently requested information from insurers on their use of algorithms, artificial intelligence and machine learning. We cannot predict what, if any, regulatory actions may be taken with regard to “big data,” but any limitations could have a material impact on our business, business processes, financial condition, and results of operations.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

Our information security and cybersecurity program is based on a cybersecurity framework that is designed to protect against operational risks related to cybersecurity.

Cybersecurity Risk Management and Strategy

We recognize the importance of developing, implementing, and maintaining cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of company information, and data entrusted to us by our customers. We have implemented a cybersecurity program to assess, identify, and manage risks from cybersecurity threats that could adversely and materially affect the confidentiality, integrity, and availability of our information and information systems. We maintain administrative, technical, and physical controls designed to protect the security and privacy of confidential, personal, and proprietary information. We conduct regular assessments, measuring our exposure to cyber threats. These assessments form the basis for our cyber risk program. Threats and risks are identified from threat intelligence sources that include our vendors, industry, and government organizations. Our Chief Information Security Officer (“CISO”) is responsible for overseeing and implementing our cybersecurity program and enforcing our cybersecurity policy. We employ internal dedicated security personnel and also have contracted services delivered from a full-service Managed Security Service Provider. Our Chief Technology Officer (“CTO) oversees the day-to-day security operation, and our Chief Information Officer (“CIO”) oversees our secure development activities.

Our CISO leads our enterprise information security, privacy, and cybersecurity program, which is designed to (i) ensure the security, confidentiality, integrity and availability of our information and information systems; (ii) protect against any anticipated threats or hazards to the security, confidentiality, integrity or availability of such information and information systems; and (iii) protect against unauthorized access to or use of such information or information systems that could result in substantial harm or inconvenience to us, our partners or our customers. We have implemented an industry adopted cybersecurity framework, which is continuously improving. We continuously test and assess our cybersecurity posture, including third-party risk assessments performed by reputable assessors, consultants, and auditors. Additionally, we perform an annual evaluation of our cybersecurity program.

The Board of Directors and the Audit Committee maintain oversight of the cybersecurity program to ensure risks to the Company are managed appropriately. Our cybersecurity program leverages people, processes, and technology to identify and respond to cybersecurity threats. We have a Cybersecurity Incident Response Plan which contains processes and procedures related to security incident handling.

We also have vendor assessment processes to oversee, identify, and reduce the potential impact of a security incident at a third-party vendor, service provider or customer or otherwise implicating the third-party technology and systems we use. Our agreements with third parties may include various compliance requirements, data protection terms, audit or monitoring rights, and notification requirements in the event the third party experiences its own cybersecurity event.

We perform ongoing cybersecurity awareness training for our employees that reinforces our information security policies, standards and practices. In addition, employees receive periodic newsletters emphasizing awareness of new cybersecurity threats (e.g., phishing attempts, smishing, pretexting, and deep fakes). This training is mandatory for all employees and is supplemented with periodic social engineering tests.

We engage consultants to review our cybersecurity program to help identify areas for continued focus, improvement and compliance. Our processes also address cybersecurity risks associated with third-party service providers, including those with access to our non-public or restricted data, including client data.

In the last three fiscal years, we have not experienced any material cybersecurity incidents or costs.

Cybersecurity Governance

As stated above, the Board of Directors and the Audit Committee maintain oversight of the cybersecurity program to ensure risks to the Company are managed appropriately. Our CISO, who reports to the Chief Executive Officer (“CEO”), is responsible for providing annual updates to the Board of Directors and to executive leadership. In addition, our CISO partners closely with our CIO and CTO and their respective organizations to execute defined functions within our cybersecurity program. Our CISO, CIO, and CTO each report directly to the Chief Executive Officer (“CEO”) who, as appropriate, will escalate any cybersecurity issues to the Board. Our CISO and CIO both attend regular meetings with the executive officer team, including our CEO, Chief Financial Officer and other senior executive officers, and report on cybersecurity matters as appropriate.

Our cybersecurity and IT leaders have extensive relevant work experience in various roles which includes developing cybersecurity strategy, implementing effective information and cybersecurity programs, and implementing cybersecurity and privacy solutions. Such leaders in our organization hold industry recognized certifications such as Certified Information Systems Security Professional (CISSP), Certified Information Security Manager (CISM) and Global Information Assurance Certification (GIAC).

Item 2. Properties.

The Company's principal executive office is located in Fort Worth, Texas. The Company entered into a lease for approximately 25,000 square feet for its headquarters, which expires in April 2028. The Company leases 66 branch offices in 41 states, which range in size from 200 square feet up to 59,000 square feet. The lease terms for the branch offices range from monthly to five years and expire at various dates through 2029. In addition to its leased properties, the Company owns a 32,000 square foot building located in Milwaukie, Oregon. The Company believes that its facilities are adequate for its current needs and that suitable additional space will be available as required to scale its business.

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

Holders. As of May 21, 2024, there were approximately 693 holders of record of the Company’s common stock according to the information provided by the Company’s transfer agent.

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

Recent Sales of Unregistered Equity Securities. None.

Issuer Purchases of Equity Securities. The following table summarizes purchases of the Company’s common stock made by or on behalf of the Company or on behalf of any affiliated purchaser in the quarter ended March 31, 2024.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that may still be Purchased Under the Program
January 1 to January 31, 2024	13,373	$235.28	13,373	991,277
February 1 to February 29, 2024	12,206	245.54	12,206	979,071
March 1 to March 31, 2024	12,250	244.67	12,250	966,821
Total	37,829	$241.63	37,829	966,821

In 1996, the Company’s Board of Directors authorized a stock repurchase program initially for up to 100,000 shares of the Company’s common stock. The Company’s Board of Directors has periodically increased the number of shares of common stock authorized for repurchase under the program. In November 2022, the Company’s Board of Directors increased the number of shares of common stock authorized to be repurchased over the life of the program by 1,000,000 shares of common stock to 39,000,000 shares of common stock. As of March 31, 2024, the Company has repurchased 38,033,179 shares of its common stock over the life of the program. There is no expiration date for the program.

STOCK PERFORMANCE GRAPH

The graph and the table depicted below show a comparison of cumulative total stockholder return on our Common Stock against the cumulative total return of the Nasdaq Composite and the Nasdaq Healthcare Services Index over a five year period beginning on March 31, 2019. The graph assumes that $100 was invested in the Company’s Common Stock, the Nasdaq Composite, and the Nasdaq Healthcare Services Index on March 31, 2019, and in each index, and that all dividends were reinvested. No cash dividends have been paid or declared on the Common Stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

CorVel Stock Performance Graph
$450
$400
$350
$300
$250
$200
$150
$100
$50
$-
March 31, 2019
March 31, 2020
March 31, 2021
March 31, 2022
March 31, 2023
March 31, 2024
CorVel
Nasdaq U.S.
Nasdaq Health

	2019	2020	2021	2022	2023	2024
CorVel Corporation	100.00	83.55	157.25	258.19	291.66	403.07
U.S. Nasdaq Composite	100.00	99.62	171.38	183.98	158.12	211.91
U.S. Nasdaq Healthcare Services	100.00	95.15	141.66	118.07	110.15	120.53

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

Our invested assets are primarily held as cash and cash equivalents, which are subject to various market risk exposures such as interest rate risk. The fair value of our portfolio of cash and cash equivalents as of March 31, 2024 approximated its carrying value due to its short-term duration. We estimated market risk as the potential decrease in fair value resulting from a hypothetical one-percentage point increase in interest rates for the instruments contained in the cash and cash equivalents investment portfolio. The resulting fair values were not materially different from their carrying values at March 31, 2024.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control—Integrated Framework. Based on this assessment, our management, including our principal exectuive officer and principal financial officer, concluded that our internal control over financial reporting was effective as of March 31, 2024 to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Our independent registered public accounting firm, Haskell & White LLP, has audited our consolidated financial statements included in this annual report and has issued an attestation report on the effectiveness of our internal control over financial reporting as of March 31, 2024 as stated in their report that is included in Part II, Item 8 herein.

Changes to Internal Control over Financial Reporting

During the quarter ended March 31, 2024, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this Item will be included under the captions "Election of Directors — Nominee Information", "Section 16(a) Beneficial Ownership Reporting Compliance," "Executive Officers," "Corporate Governance—Standing Committees and Attendance at Board and Committee Meetings," and "Corporate Governance — Corporate Governance Guidelines, Committee Charters and Code of Business Conduct" of the Registrant's Proxy Statement for its 2024 Annual Meeting of Shareholders (the "Proxy Statement") to be filed within 120 days after March 31, 2024, and is incorporated herein by reference.

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

Item 11. Executive Compensation.

The information required by this Item will be included under the captions "Compensation Discussion and Analysis," "Summary Compensation Table," "Employment and Change in Control Arrangements," "Corporate Governance—Director Compensation," "Report of the Compensation Committee of the Board of Directors on Executive Compensation," and "Compensation Committee Interlocks and Insider Participation" of the Registrant's Proxy Statement, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information in the sections titled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Equity Compensation Plan Information” appearing in the Company’s definitive proxy statement for the 2024 Annual Meeting is incorporated herein by reference.

Item 13. Certain Relationships and Related Party Transactions, and Director Independence.

The information in the sections titled “Certain Relationships and Related-Person Transactions,” “Proposal One: Election of Directors,” “Information Regarding Director Nominees,” and “Corporate Governance, Board Composition and Board Committees” appearing in the Company’s definitive proxy statement for the 2024 Annual Meeting is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information under the captions “Principal Accountant Fees and Services,” “Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm” and “Proposal Two: Ratification of Appointment of Independent Registered Public Accounting Firm” appearing in the Company’s definitive proxy statement for the 2024 Annual Meeting is incorporated herein by reference.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)(1) Financial Statements:

The Company’s financial statements appear in a separate section of this annual report, beginning on the pages referenced below:

(a)(2) Financial Statement Schedule:

The Company’s consolidated financial statements, as listed under Item 15(a)(1), appear in a separate section of this annual report and are incorporated herein by this reference. The Company’s financial statement schedule is as follows:

Schedule II — Valuation and Qualifying Accounts

	Balance at Beginning of Year	Additions Charged to Cost and Expenses	Deductions	Balance at End of Year
Allowance for expected credit losses:
Fiscal Year Ended March 31, 2024:	$2,823,000	$1,828,000	$(406,000)	$4,245,000
Fiscal Year Ended March 31, 2023:	2,562,000	1,216,000	(955,000)	2,823,000
Fiscal Year Ended March 31, 2022:	3,274,000	158,000	(870,000)	2,562,000

(a)(3) Exhibits:

EXHIBITS

Exhibit No.	Title	Method of Filing

3.1	Fourth Amended and Restated Certificate of Incorporation of CorVel Corporation.	Incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020 filed on August 6, 2020 (File No. 000-19291).

3.2	Second Amended and Restated Bylaws of CorVel Corporation.	Incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020 filed on August 6, 2020 (File No. 000-19291).

4.1	Description of Securities	Filed herewith.

10.1*	Restated Omnibus Incentive Plan (Formerly The Restated 1988 Executive Stock Option Plan)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 4, 2020 (File No. 000-19291).

10.2*	Forms of Notice of Grant of Stock Option, Stock Option Agreement and Notice of Exercise Under the Restated Omnibus Incentive Plan (Formerly The Restated 1988 Executive Stock Option)

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

10.3*	Restated 1991 Employee Stock Purchase Plan, as amended	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 11, 2021 (File No. 000-19291).

10.4	Fidelity Master Plan for Savings and Investment, and amendments (P) Paper filing	Incorporated herein by reference to Exhibits 10.16 and 10.16A to the Company’s Registration Statement on Form S-1 Registration No. 33-40629 initially filed on May 16, 1991.

10.5*†	Stock Option Agreement, dated November 5, 2019, by and between CorVel Corporation and Michael Combs, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on December 31, 2019 (File No. 000-19291).

10.6*†	Stock Option Agreement, dated November 5, 2019, by and between CorVel Corporation and Brandon O’Brien, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed on December 31, 2019 (File No. 000-19291).

10.7*†	Stock Option Agreement, dated November 5, 2019, by and between CorVel Corporation and Diane J. Blaha, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K/A filed on December 31, 2019 (File No. 000-19291).

10.8*†	Stock Option Agreement, dated November 5, 2019, by and between CorVel Corporation and Michael Saverien, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K/A filed on December 31, 2019 (File No. 000-19291).

10.9*†	Stock Option Agreement, dated November 5, 2019, by and between CorVel Corporation and Maxim Shishin, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K/A filed on December 31, 2019 (File No. 000-19291).

10.10*†	Stock Option Agreement, dated November 5, 2019, by and between CorVel Corporation and Jennifer Yoss, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K/A filed on December 31, 2019 (File No. 000-19291).

10.11*†	Stock Option Agreement, dated November 5, 2020, by and between CorVel Corporation and Michael Combs, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 12, 2020 (File No. 000-19291).

10.12*†	Stock Option Agreement, dated November 5, 2020, by and between CorVel Corporation and Brandon O’Brien, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 12, 2020 (File No. 000-19291).

10.13*†	Stock Option Agreement, dated November 5, 2020, by and between CorVel Corporation and Diane J. Blaha, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 12, 2020 (File No. 000-19291).

10.14*†	Stock Option Agreement, dated November 5, 2020, by and between CorVel Corporation and Maxim Shishin, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 12, 2020 (File No. 000-19291).

10.15*†	Stock Option Agreement, dated November 5, 2020, by and between CorVel Corporation and Jennifer Yoss, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on November 12, 2020 (File No. 000-19291).

10.16*†	Stock Option Agreement, dated December 8, 2021, by and between CorVel Corporation and Michael Combs, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2021 filed on February 3, 2022 (File No. 000-19291).

10.17*†	Stock Option Agreement, dated December 8, 2021, by and between CorVel Corporation and Brandon O’Brien, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2021 filed on February 3, 2022 (File No. 000-19291).

10.18*†	Stock Option Agreement, dated December 8, 2021, by and between CorVel Corporation and Diane J. Blaha, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2021 filed on February 3, 2022 (File No. 000-19291).

10.19*†	Stock Option Agreement, dated December 8, 2021, by and between CorVel Corporation and Maxim Shishin, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2021 filed on February 3, 2022 (File No. 000-19291).

10.20*†	Stock Option Agreement, dated December 8, 2021, by and between CorVel Corporation and Jennifer Yoss, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2021 filed on February 3, 2022 (File No. 000-19291).

19.1	Insider Trading Policy	Filed herewith.

21.1	Subsidiaries of the Company.	Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm, Haskell & White LLP.	Filed herewith.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

97.1	Executive Clawback Policy	Filed herewith.

101.INS	Inline XBRL Instance Document	Furnished herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	Furnished herewith.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Furnished herewith.

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
(Principal Executive Officer)

Date: May 24, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ V. Gordon Clemons	Chairman of the Board	May 24, 2024
V. Gordon Clemons

/s/ Michael G. Combs	Chief Executive Officer and President	May 24, 2024
Michael G. Combs	(Principal Executive Officer)

/s/ Brandon T. O’Brien	Chief Financial Officer	May 24, 2024
Brandon T. O’Brien	(Principal Financial Officer)

/s/ Jennifer L. Yoss	Vice President, Accounting	May 24, 2024
Jennifer L. Yoss	(Principal Accounting Officer)

/s/ Alan R. Hoops	Director	May 24, 2024
Alan R. Hoops

/s/ Steven J. Hamerslag	Director	May 24, 2024
Steven J. Hamerslag

/s/ R. Judd Jessup	Director	May 24, 2024
R. Judd Jessup

/s/ Jean H. Macino	Director	May 24, 2024
Jean H. Macino

/s/ Jeffrey J. Michael	Director	May 24, 2024
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

The Company disclaims any obligations to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise. Actual future performance, outcomes, and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of these factors include (without limitation); general industry and economic conditions, including a decreasing number of national claims due to a decreasing number of injured workers; competition from other managed care companies and third party administrators; the ability to expand certain areas of the Company’s business; growth in the Company’s sale of TPA services; shifts in customer demands; the ability of the Company to produce market-competitive software; changes in operating expenses, including employee wages, benefits, and medical inflation; cost of capital and capital requirements; dependence on key personnel; the impact of possible cybersecurity incidents; existing and possible litigation and legal liability in the course of operations and the Company’s ability to resolve such litigation; governmental and public policy changes, including but not limited to legislative and administrative law and rule implementation or change; the impact of recently issued accounting standards on the Company’s consolidated financial statements; the continued availability of financing in the amounts and at the terms necessary to support the Company’s future business and the other risks identified in Part I, Item 1A of this annual report, “Risk Factors.”

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

Business Enterprise Segments

The Company operates in one reportable operating segment, managed care. The Company’s services are delivered to its customers through its local offices in each region and financial information for the Company’s operations follows this service delivery model. All regions provide the Company’s patient management and network solutions services to customers. Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 280-10, “Segment Reporting” establishes standards for the way that public business enterprises report information about operating segments in annual and interim consolidated financial statements. The Company’s internal financial reporting is segmented geographically, as discussed above, and managed on a geographic rather than service line basis, with virtually all of the Company’s operating revenue generated within the United States.

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

Summary of Fiscal 2024 Annual Results

The Company had revenues of $795 million in fiscal 2024, an increase of $77 million, or 11%, compared to $719 million for fiscal 2023. This increase was due to an increase in revenues from both patient management and network solutions activity primarily with existing customers.

During fiscal 2024, the Company’s gross profit increased to $172 million from $158 million in fiscal 2023, an increase of $13 million, or 9%. This increase was primarily due to the increase of 11% in revenue mentioned above. This was offset by an increase in salaries of 10% resulting from increased average headcount of 8% in field operations.

During fiscal 2024, the Company’s general and administrative expenses increased to $76.6 million from $73.7 million in fiscal 2023, an increase of $2.9 million, or 4%. This increase was primarily due to an increase in corporate system development costs.

During fiscal 2024, the Company’s net income before tax increased to $95.1 million from $84.6 million in fiscal 2023, an increase of $10.5 million, or 12.5%. The increase in revenues was offset by a slight decrease in gross profit margin.

During fiscal 2024, the Company’s income tax expense increased to $18.8 million from $18.2 million in fiscal 2023, an increase of $0.7 million, or 3.6%. The increase was due to an increase in income before income taxes. The Company’s effective income tax rate was 20% for fiscal year 2024 and 22% for fiscal year 2023.

Diluted weighted average shares were 17.3 million shares in fiscal 2024 and 17.6 million shares in fiscal 2023, with a decrease of 245,000 shares, or 1.4%. This decrease was primarily due to the repurchase of 215,313 shares of common stock in fiscal 2024. Since commencing this program in the fall of 1996, the Company has repurchased 38,033,179 shares of its common stock through March 31, 2024, at a cost of $794 million. These repurchases were funded primarily from the Company’s operating cash flows.

Diluted earnings per share increased to $4.40 per share in fiscal 2024 from $3.77 per share in fiscal 2023, an increase of $0.63 per share, or 16.7%. The increase in diluted earnings per share was primarily due to an increase in net income and a decrease in diluted weighted average common and common equivalent shares.

Results of Operations

The Company derives its revenues from providing patient management and network solutions services to payors of workers’ compensation benefits, automobile insurance claims, and group health insurance benefits. Patient management services include claims management and all services sold to claims management customers, case management, 24/7 nurse triage, utilization management, vocational rehabilitation, and life care planning. Network solutions services include fee schedule auditing, hospital bill auditing, pharmacy, independent medical examinations, directed care services, diagnostic imaging review services and preferred provider referral services. The percentages of total revenues attributable to patient management and network solutions services for the fiscal years ended March 31, 2024, 2023 and 2022 are listed below.

	2024	2023	2022
Patient management services	66.6%	66.6%	65.6%
Network solutions services	33.4%	33.4%	34.4%
	100.0%	100.0%	100.0%

As noted in the table above, patient management services and network solutions services have grown at the same rate, from fiscal 2023 to fiscal 2024.

The following table shows the consolidated statements of income for the fiscal years ended March 31, 2024, 2023 and 2022 and the dollar changes, as well as the percentage changes for each fiscal year. The following amounts are in thousands, except per share data and percentages.

	Fiscal 2024	Fiscal 2023	Fiscal 2022	Amount Change from Fiscal 2023 to 2024	Amount Change from Fiscal 2022 to 2023	Percent Change from Fiscal 2023 to 2024	Percent Change from Fiscal 2022 to 2023
Revenues	$795,311	$718,562	$646,230	$76,749	$72,332	10.7%	11.2%
Cost of revenues	623,618	560,303	494,116	63,315	66,187	11.3	13.4
Gross profit	171,693	158,259	152,114	13,434	6,145	8.5	4.0
General and administrative	76,592	73,705	67,602	2,887	6,103	3.9	9.0
Income before income taxes	95,101	84,554	84,512	10,547	42	12.5	0.0
Income tax provision	18,849	18,189	18,102	660	87	3.6	0.5
Net income	$76,252	$66,365	$66,410	$9,887	$(45)	14.9%	(0.1%)
Net income per share:
Basic	$4.45	$3.83	$3.74	$0.62	$0.09	16.2%	2.4%
Diluted	$4.40	$3.77	$3.66	$0.63	$0.11	16.7%	3.0%
Weighted average shares used in net income per share:
Basic	17,122	17,328	17,753	(206)	(425)	(1.2%)	(2.4%)
Diluted	17,347	17,592	18,127	(245)	(535)	(1.4%)	(3.0%)

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

The following table sets forth, for the periods indicated, the percentage of revenues represented by certain items reflected in the Company’s consolidated statements of income. The Company’s past operating results are not necessarily indicative of future operating results. The percentages for the fiscal years ended March 31, 2024, 2023 and 2022 are as follows:

Income Statement Percentages	2024	2023	2022
Revenues	100.0%	100.0%	100.0%
Cost of revenues	78.4%	78.0%	76.5%
Gross profit	21.6%	22.0%	23.5%
General and administrative	9.6%	10.3%	10.5%
Income before income taxes	12.0%	11.7%	13.0%
Income tax provision	2.4%	2.5%	2.8%
Net income	9.6%	9.2%	10.2%

Revenue

The Company derives its revenues from providing patient management and network solutions services to payors of workers’ compensation benefits, automobile insurance claims, and group health insurance benefits.

Change in Revenue

Fiscal 2024 Compared to Fiscal 2023

Revenues increased to $795 million in fiscal 2024 from $719 million in fiscal 2023, an increase of $77 million, or 11%. Patient management services increased to $530 million from $479 million, an increase of 11%. This increase is primarily due to higher revenue from the Company’s TPA and related services. Total new claims increased by 4% during fiscal 2024 compared to fiscal 2023. Network solutions services revenues increased to $265 million from $240 million, an increase of 11%. This increase is primarily due to increases in enhanced bill review programs services, which resulted in higher revenue per bill. Most of the increase in revenues resulted from an increase in activity and services provided for existing customers.

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

Cost of Revenue

The Company’s cost of revenues consists of direct expenses, costs directly attributable to the generation of revenue, and indirect costs which are incurred to support the operations in the field offices which generate the revenue. Direct expenses primarily include (i) case manager and bill review analysts’ salaries, along with related payroll taxes and fringe benefits, and (ii) costs associated with independent medical examinations (known as IME), prescription drugs, and MRI, physical therapy, and durable medical equipment providers. Most of the Company’s revenues are generated in offices which provide both patient management services and network solutions services. The largest of the field indirect costs are (i) manager salaries and bonuses, (ii) account executive base pay and commissions, (iii) salaries of administrative and clerical support, field systems personnel and PPO network developers, along with related payroll taxes and fringe benefits, and (iv) office rent. During fiscal 2024 and 2023, approximately 34% and 35%, respectively, of the costs incurred in the field were considered field indirect costs, which support both the patient management services and network solutions services operations of the Company’s field operations.

Change in Cost of Revenue

Fiscal 2024 Compared to Fiscal 2023

The Company’s cost of revenues increased to $624 million in fiscal 2024 from $560 million in fiscal 2023, an increase of $63 million, or 11%. The increase in cost of revenues was primarily due to the increase in total revenues of 11%. Just over half the Company's cost of revenue is labor cost. Additionally, there was an increase in salaries of 10% resulting from increased average headcount of 8% in field operations and growth in average annual salary increases due to wage inflation. Headcount increased due to an increase in business volume.

Fiscal 2023 Compared to Fiscal 2022

The Company’s cost of revenues increased to $560 million in fiscal 2023 from $494 million in fiscal 2022, an increase of $66 million, or 13%. The increase in cost of revenues was primarily due to the increase in total revenues of 11%. Just over half the Company's cost of revenue is labor cost. There was an increase in salaries of 15% resulting from increased average headcount of 10% in field operations and growth in average annual salary increases due to wage inflation. Headcount has increased due to an increase in new business and business volume.

General and Administrative Expense

During fiscal years 2024, 2023 and 2022, approximately 51%, 49%, and 51%, respectively, of general and administrative costs consisted of corporate systems costs, which include the corporate systems support, implementation and training, rules engine development, national IT strategy and planning, depreciation of hardware costs in the Company’s corporate offices and backup data center, the Company’s nationwide area network, and other systems related costs. The Company includes all IT-related costs managed by the corporate office in general and administrative whereas the field IT-related costs are included in the cost of revenues. The remaining general and administrative costs consist of national marketing, national sales support, corporate legal, corporate insurance, human resources, accounting, product management, new business development, and other general corporate expenses.

Change in General and Administrative Expense

Fiscal 2024 Compared to Fiscal 2023

General and administrative expenses increased to $76.6 million in fiscal 2024 from $73.7 million in fiscal 2023, an increase of $2.9 million, or 4%. This increase was was primarily due to an increase in corporate system costs due to an increase spending in developed software.

Fiscal 2023 Compared to Fiscal 2022

General and administrative expenses increased to $73.7 million in fiscal 2023 from $67.6 million in fiscal 2022, an increase of $6.1 million, or 9%. This increase was primarily due to an increase in legal costs related to data privacy compliance. Additionally, there was an increase in corporate system costs due to an increase spending in developed software.

Income Tax Provision

Fiscal 2024 Compared to Fiscal 2023

The Company’s income tax expense increased to $18.8 million for fiscal 2024 from $18.2 million for fiscal 2023, an increase of $0.7 million. Income before income tax provision increased to $95.1 million in fiscal 2024 from $84.6 million in fiscal 2023, an increase of $10.5 million. The Company’s effective income tax rate was 20% for fiscal 2024 and 22% for fiscal 2023. The effective tax rate is less than the statutory tax rate primarily due to the impact of stock option exercises for both periods.

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

Net Income

Fiscal 2024 Compared to Fiscal 2023

The Company’s net income was $76.3 million in fiscal 2024 and $66.4 in fiscal 2023, an increase of $9.9 million, or 14.9%. The increase in revenues was offset by a slight decrease in gross profit margin. The increase in cost of revenue is due to an increase in headcount.

Fiscal 2023 Compared to Fiscal 2022

The Company’s net income was $66.4 million in fiscal 2023 and 2022. The increase in revenues was offset by a decrease in gross profit margin. The increase in cost of revenue is due to an increase in labor rates and headcount.

Earnings per Share

Fiscal 2024 Compared to Fiscal 2023

The Company’s diluted earnings per share increased to $4.40 per share in fiscal 2024 from $3.77 per share in fiscal 2023, an increase of $0.63 per share, or 16.7%. This was primarily due to an increase in net income.

Fiscal 2023 Compared to Fiscal 2022

The Company’s diluted earnings per share increased to $3.77 per share in fiscal 2023 from $3.66 per share in fiscal 2022, an increase of $0.11 per share, or 3.0%. This was primarily due to a decrease in diluted weighted average shares.

Liquidity and Capital Resources

The Company manages its liquidity and financial position in the context of its overall business strategy. The Company continually forecasts and manages its cash, investments, working capital balances and capital structure to meet the short- and long-term obligations of its businesses while seeking to maintain liquidity and financial flexibility. Cash flows generated from operating activities are principally from earnings before non-cash expenses. The risk of decreased operating cash flow from a decline in earnings is partially mitigated by the diversity of the Company’s services, geographies and customers, and the Company has had virtually no interest-bearing debt for the past 33 years.

The Company has historically funded its operations and capital expenditures primarily from cash flow from operations, and to a lesser extent, stock option exercises. The Company’s net accounts receivables have ranged from 39 to 44 days of average sales for the fiscal years ended March 31, 2024, 2023 and 2022. The Company expects days sales outstanding (known as DSO) to remain in the low to mid 40-day range. The Company’s historical profit margins and historical ratio of investments in assets used in the business has allowed the Company to generate sufficient cash flow to repurchase $794 million of its common stock during the past 28 fiscal years, on inception-to-date net earnings of $808 million. The Company repurchases shares during periods of excess liquidity, which has occurred in all 33 years that the Company has been public. Should the Company have lower income or cash flows, it could reduce or eliminate repurchases under the stock repurchase program until earnings and cash flow improved. Working capital increased to $117.7 million at March 31, 2024 from $75.9 million at March 31, 2023. This is primarily due to the increase in net income, and to a lesser extent, a decrease in spending to repurchase shares of the Company’s common stock under its stock repurchase program.

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

As of March 31, 2024, the Company had $105.6 million in cash and cash equivalents, invested primarily in short-term, interest-bearing, highly-liquid, investment-grade securities with maturities of 90 days or less.

The Company believes that the cash balance at March 31, 2024 along with anticipated internally-generated funds will be sufficient to meet the Company’s expected cash requirements for at least the next twelve months and beyond.

Operating Cash Flows

Fiscal 2024 Compared to Fiscal 2023

Net cash provided by operating activities increased to $99.2 million in fiscal 2024 from $82.3 million in fiscal 2023, an increase of $16.9 million. The increase in cash flow from operating activities was primarily due to an increase in net income of $9.9 million during fiscal 2024.

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

Investing Activities

Fiscal 2024 Compared to Fiscal 2023

Net cash flow used in investing activities increased to $29.2 million in fiscal 2024 from $26.3 million in fiscal 2023, an increase of $2.9 million. This increase in investing activity was primarily due to an increase in software development efforts. The Company expects future expenditures for property and equipment to increase if revenues increase.

Fiscal 2023 Compared to Fiscal 2022

Net cash flow used in investing activities decreased to $26.3 million in fiscal 2023 from $29.8 million in fiscal 2022, a decrease of $3.5 million. The Company reduced its spending on furniture and leasehold improvements as the Company reduced its lease footprint.

Financing Activities

Fiscal 2024 Compared to Fiscal 2023

Net cash flow used in financing activities decreased to $35.8 million in fiscal 2024 from $82.1 million in fiscal 2023, a decrease of $46.4 million. During fiscal 2024, the Company spent $45.7 million to repurchase 215,313 shares of its common stock (at an average price of $212.29 per share). During fiscal 2023, the Company spent $93.7 million to repurchase 598,241 shares of its common stock (at an average price of $159.14 per share).

If the Company continues to generate cash flow from operating activities, the Company may continue to repurchase shares of its common stock on the open market, if authorized by the Company’s Board of Directors pursuant to the Company's stock repurchase program, or seek to identify other businesses to acquire. The Company has historically used cash provided by operating activities and from the exercise of stock options to repurchase stock. The Company expects that it may use some of the cash on the balance sheet at March 31, 2024 to repurchase additional shares of its common stock in the future.

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

Inflation

The Company experiences pricing pressures in the form of competitive prices. The Company is also impacted by rising costs for certain inflation-sensitive operating expenses such as labor, employee benefits, and facility leases. The Company does not believe these impacts were material to its revenues or net income in fiscal 2024; however, the Company believes inflation could have a material impact to pricing and operating expenses in future years due to the state of the economy and current inflation rates.

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

Allowance for Expected Credit Losses: The Company determines its allowance for uncollectible accounts by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customers’ current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible.

The Company must make significant judgments and estimates in determining contractual and bad debt allowances in any accounting period. One significant uncertainty inherent in the Company’s analysis is whether its past experience will be indicative of future periods. Although the Company considers future projections when estimating contractual and bad debt allowances, the Company ultimately makes its decisions based on the best information available to it at the time the decision is made. Adverse changes in general economic conditions or trends in reimbursement amounts for the Company’s services could affect the Company’s contractual and bad debt allowance estimates, collection of accounts receivable, cash flows, and results of operations. One customer accounted for 10% or more of accounts receivable at March 31, 2024 and 2023.

Goodwill and Long-Lived Assets: Goodwill arising from business combinations represents the excess of the purchase price over the estimated fair value of the net assets of the acquired business. Pursuant to ASC 350-10 through ASC 350-30, “Goodwill and Other Intangible Assets,” goodwill is tested annually for impairment or more frequently if circumstances indicate the potential for impairment. Also, management tests for impairment of its amortizable intangible assets and long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The impairment test is conducted at the company level. The measurement of fair value is based on an evaluation of market capitalization. Management considers industry growth rates and trends and cost structure changes. Based on the Company’s tests and reviews, no impairment of its goodwill, intangible assets, or other long-lived assets existed at March 31, 2024 or March 31, 2023. However, future events or changes in current circumstances could affect the recoverability of the carrying value of goodwill and long-lived assets.

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

Share-Based Compensation: The Company accounts for share-based compensation in accordance with the provisions of ASC Topic 718 “Compensation – Stock Compensation”. Under ASC 718, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). For the fiscal year ended March 31, 2024, the Company recorded share-based compensation expense of $4,982,000.

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s term, and the Company’s expected annual dividend yield. The Company issues performance-based stock options which vest only upon the Company’s achievement of certain earnings per share targets on a calendar year basis, as determined by the Company’s Board of Directors. These options were valued in the same manner as the time-based options. However, the Company only recognizes stock compensation expense to the extent that the targets are determined to be probable of being achieved, which triggers the vesting of the performance options. The Company’s management believes that this valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in fiscal 2024. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

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

Recently Issued Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, a new accounting standard to enhance the transparency and decision usefulness of income tax disclosures. The new standard is effective for fiscal years beginning after December 15, 2024, with retrospective application permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires more detailed information about a reportable segment’s expenses. The new standard is effective for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024, with retrospective application required. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

CorVel Corporation

Opinions on the Consolidated Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of CorVel Corporation (the “Company”) as of March 31, 2024 and 2023, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2024, and the related notes and financial statement schedule (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2024 and 2023, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2024, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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
▪
We tested assumptions used in management’s calculations of period-end directed care revenues by analyzing historical time lag patterns between the provision of service and provider invoicing. We also examined trends associated with the number of period-end provider referrals and performed gross margin reasonableness analyses to evaluate management’s estimates.
▪
We tested the mathematical accuracy of management’s calculations of revenue and the associated timing of revenue recognized in the consolidated financial statements.

/s/ HASKELL & WHITE LLP

We have served as the Company’s auditor since 2006.

Irvine, California

May 24, 2024

CORVEL CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,
	2024	2023
ASSETS
Current Assets
Cash and cash equivalents	$105,563,000	$71,329,000
Customer deposits	88,142,000	80,022,000
Accounts receivable (less allowance for expected credit losses of $4,245,000 at March 31, 2024 and $2,823,000 at March 31, 2023)	97,108,000	81,034,000
Prepaid expenses and income taxes	11,418,000	11,385,000
Total current assets	302,231,000	243,770,000
Property and equipment, net	85,892,000	82,770,000
Goodwill	36,814,000	36,814,000
Other intangible assets, net	821,000	1,244,000
Right-of-use asset, net	24,058,000	27,721,000
Deferred tax asset, net	3,545,000	224,000
Other assets	1,318,000	1,380,000
Total assets	$454,679,000	$393,923,000
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts and income taxes payable	$16,631,000	$15,309,000
Accrued liabilities	167,868,000	152,578,000
Total current liabilities	184,499,000	167,887,000
Long-term lease liabilities	22,533,000	23,860,000
Total liabilities	207,032,000	191,747,000
Commitments and contingencies
Stockholders' Equity
Common stock, $.0001 par value: 120,000,000 shares authorized at March 31, 2024 and 2023; 55,162,075 shares issued (17,128,896 shares outstanding, net of treasury shares) and 54,987,366 shares issued (17,169,500 shares outstanding, net of treasury shares) at March 31, 2024 and March 31, 2023, respectively	3,000	3,000
Paid-in-capital	233,629,000	218,700,000
Treasury stock, at cost (38,033,179 and 37,817,866 shares at March 31, 2024 and 2023, respectively)	(793,905,000)	(748,195,000)
Retained earnings	807,920,000	731,668,000
Total stockholders' equity	247,647,000	202,176,000
Total liabilities and stockholders' equity	$454,679,000	$393,923,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Years Ended March 31,
	2024	2023	2022
Revenues	$795,311,000	$718,562,000	$646,230,000
Cost of revenues	623,618,000	560,303,000	494,116,000
Gross profit	171,693,000	158,259,000	152,114,000
General and administrative	76,592,000	73,705,000	67,602,000
Income before income taxes	95,101,000	84,554,000	84,512,000
Income tax provision	18,849,000	18,189,000	18,102,000
Net income	$76,252,000	$66,365,000	$66,410,000
Net income per share:
Basic	$4.45	$3.83	$3.74
Diluted	$4.40	$3.77	$3.66
Weighted average shares outstanding:
Basic	17,122,000	17,328,000	17,753,000
Diluted	17,347,000	17,592,000	18,127,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Fiscal Years Ended March 31, 2024, 2023 and 2022

	Common Shares	Stock Amount	Paid-in-Capital	Treasury Shares	Treasury Stock	Retained Earnings	Total Stockholders' Equity
Balance – March 31, 2021	54,529,642	$3,000	$185,941,000	(36,653,552)	$(564,435,000)	$598,893,000	$220,402,000
Stock issued under employee stock purchase plan	3,363	—	564,000	—	—	—	564,000
Stock issued under stock option plan, net of shares repurchased	255,707	—	9,906,000	—	—	—	9,906,000
Stock-based compensation expense	—	—	5,198,000	—	—	—	5,198,000
Purchase of treasury stock	—	—	—	(566,073)	(90,085,000)	—	(90,085,000)
Net income	—	—	—	—	—	66,410,000	66,410,000
Balance – March 31, 2022	54,788,712	3,000	201,609,000	(37,219,625)	(654,520,000)	665,303,000	212,395,000
Stock issued under employee stock purchase plan	4,457	—	676,000	—	—	—	676,000
Stock issued under stock option plan, net of shares repurchased	194,197	—	10,856,000	—	—	—	10,856,000
Stock-based compensation expense	—	—	5,559,000	—	—	—	5,559,000
Purchase of treasury stock	—	—	—	(598,241)	(93,675,000)	—	(93,675,000)
Net income	—	—	—	—	—	66,365,000	66,365,000
Balance – March 31, 2023	54,987,366	3,000	218,700,000	(37,817,866)	(748,195,000)	731,668,000	202,176,000
Stock issued under employee stock purchase plan	3,178	—	681,000	—	—	—	681,000
Stock issued under stock option plan, net of shares repurchased	171,531	—	9,266,000	—	—	—	9,266,000
Stock-based compensation expense	—	—	4,982,000	—	—	—	4,982,000
Purchase of treasury stock	—	—	—	(215,313)	(45,710,000)	—	(45,710,000)
Net income	—	—	—	—	—	76,252,000	76,252,000
Balance – March 31, 2024	55,162,075	$3,000	$233,629,000	(38,033,179)	$(793,905,000)	$807,920,000	$247,647,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended March 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$76,252,000	$66,365,000	$66,410,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,252,000	25,121,000	23,916,000
Loss on write down or disposal of property, capitalized software or investment	290,000	415,000	122,000
Stock compensation expense	4,982,000	5,559,000	5,198,000
Provision for expected credit losses	1,828,000	1,216,000	158,000
Deferred income taxes	(3,321,000)	(1,913,000)	2,302,000
Changes in operating assets and liabilities:
Accounts receivable	(17,902,000)	336,000	(18,022,000)
Customer deposits	(8,120,000)	(10,241,000)	(13,284,000)
Prepaid expenses and income taxes	(32,000)	3,738,000	(7,116,000)
Other assets	60,000	(919,000)	(135,000)
Accounts and income taxes payable	1,322,000	(4,395,000)	1,423,000
Accrued liabilities	15,290,000	(4,361,000)	8,052,000
Operating lease liabilities	2,336,000	1,367,000	(1,802,000)
Net cash provided by operating activities	99,237,000	82,288,000	67,222,000
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(29,240,000)	(26,320,000)	(29,819,000)
Net cash used in investing activities	(29,240,000)	(26,320,000)	(29,819,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of employee stock purchase options	681,000	676,000	564,000
Exercise of common stock options	9,266,000	10,856,000	9,906,000
Purchase of treasury stock	(45,710,000)	(93,675,000)	(90,085,000)
Net cash used in financing activities	(35,763,000)	(82,143,000)	(79,615,000)
Net increase (decrease) in cash and cash equivalents	34,234,000	(26,175,000)	(42,212,000)
Cash and cash equivalents at beginning of year	71,329,000	97,504,000	139,716,000
CASH AND CASH EQUIVALENTS AT END OF YEAR	$105,563,000	$71,329,000	$97,504,000
Supplemental cash flow information
Income taxes paid	$22,874,000	$19,993,000	$19,405,000
Accrual of software license purchase	$—	$5,273,000	$—

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended March 31, 2024, 2023 and 2022

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

Use of Estimates: The preparation of financial statements in compliance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements. Actual results could differ from those estimates. Significant estimates include the values assigned to intangible assets, capitalized software development, the allowance for expected credit losses, work in process, accrual for income taxes, share-based payments related to performance-based awards, loss contingencies, estimated lives of claims for claims administration revenue recognition, estimates used in stock options valuations, and accrual for self-insurance reserves.

Cash and Cash Equivalents: Cash and cash equivalents consist of short-term, interest-bearing highly-liquid investment-grade securities with maturities of 90 days or less when purchased. The carrying amounts of the Company’s financial instruments approximate their fair values at March 31, 2024 and 2023 due to the short-term nature of those instruments. Customer deposits represent cash that is expected to be returned or applied towards payment within one year through the Company’s provider reimbursement services.

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

The carrying amount of the Company’s financial instruments (i.e. cash and cash equivalents, accounts receivable, accounts payable, etc.) approximates their fair values at March 31, 2024 and 2023 due to the short-term nature of those instruments. The Company has no financial instruments that are measured at fair value on a recurring basis.

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

Accounts Receivable: The majority of the Company’s accounts receivable are due from companies in the property and casualty insurance industries, self-insured employers and governmental entities. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are generally due within 30 days and are stated at amounts due from customers net of an allowance for expected credit losses. Those accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable against the reserve when they become uncollectible. Accounts receivable includes $42,417,000 and $26,639,000 of unbilled receivables at March 31, 2024 and 2023, respectively. Unbilled receivables represent the amounts expected to be collected for work performed which has not yet been invoiced to the customer. Unbilled receivables are generally invoiced within one year.

Concentrations of Credit Risk: Substantially all of the Company’s customers are payors of workers’ compensation benefits and property and casualty insurance, which include insurance companies, third party administrators, self-insured employers and government entities. Credit losses consistently have been within management’s expectations. Virtually all of the Company’s cash is invested at financial institutions in amounts which exceed the FDIC insurance levels. No customer accounted for 10% or more of revenue for fiscal 2024, 2023 or 2022. One customer accounted for 10% or more of accounts receivable at March 31, 2024 and 2023.

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

The Company accounts for internally-developed software costs in accordance with ASC 350-40, “Internal Use Software”. Capitalized software development costs, intended for internal use, totaled $37,166,000 (net of $155,998,000 in accumulated amortization) and $33,695,000 (net of $143,329,000 in accumulated amortization), as of March 31, 2024 and 2023, respectively. These costs are included in computer software in property and equipment and are amortized over a period of five years.

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

Operating and financing lease liabilities and their corresponding right-of-use assets are initially recorded based on the present value of lease payments over the expected remaining lease term. The interest rate implicit in lease contracts is typically not readily determinable. As a result, we utilize our incremental borrowing rate to discount lease payments, which reflects the fixed rate at which we could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment. The Company’s leases may include options to extend or terminate the lease which are included in the lease term when it is reasonably certain that we will exercise any such options. Operating lease expense for lease payments is recognized on a straight-line basis over the lease term.

Goodwill and Indefinite Lived Long-Lived Assets: The Company accounts for its business combinations in accordance with the ASC 805-10 through ASC 805-50, “Business Combinations,” which (i) requires that the purchase method of accounting be applied to all business combinations and (ii) addresses the criteria for initial recognition of intangible assets and goodwill. In accordance with ASC 350-10 through ASC 350-30, goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment annually, or more frequently if circumstances indicate the possibility of impairment. If the carrying value of goodwill or an intangible asset exceeds its fair value, an impairment loss will be recognized. Based on the Company’s tests and reviews, no impairment of its goodwill, intangible assets or other long-lived assets existed at March 31, 2024 and 2023. However, future events or changes in current circumstances could affect the recoverability of the carrying value of goodwill and long-lived assets. Goodwill amounted to $36,814,000 (net of accumulated amortization of $2,069,000) at March 31, 2024 and at March 31, 2023.

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

The difference between the basic weighted average shares and the diluted weighted average shares for each of the fiscal years ended March 31, 2024, 2023 and 2022 is as follows:

	Fiscal 2024	Fiscal 2023	Fiscal 2022
Basic weighted average shares	17,122,000	17,328,000	17,753,000
Treasury stock impact of stock options	225,000	264,000	374,000
Diluted weighted average shares	17,347,000	17,592,000	18,127,000

Recently Issued Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, a new accounting standard to enhance the transparency and decision usefulness of income tax disclosures. The new standard is effective for fiscal years beginning after December 15, 2024, with retrospective application permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires more detailed information about a reportable segment’s expenses. The new standard is effective for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024, with retrospective application required. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

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

The following table presents revenues disaggregated by service line for the fiscal years ended March 31, 2024, 2023 and 2022:

	2024	2023	2022
Patient management services	$529,995,000	$478,751,000	$424,050,000
Network solutions services	265,316,000	239,811,000	222,180,000
Total services	$795,311,000	$718,562,000	$646,230,000

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

	March 31, 2024	March 31, 2023
Billed receivables	$58,936,000	$57,218,000
Allowance for expected credit losses	(4,245,000)	(2,823,000)
Unbilled receivables	42,417,000	26,639,000
Accounts receivable, net	$97,108,000	$81,034,000

When the Company receives consideration from a customer prior to transferring services to the customer under the terms of certain claims management agreements, it records deferred revenues on the Company’s consolidated balance sheets, which represents a contract liability.

Certain services, such as claims management, are provided under fixed-fee service agreements and require the Company to manage claims over a contract period, typically for one year with the option for auto renewal, with the fixed fee renewing on the anniversary date of such contracts. The Company recognizes deferred revenues as revenues when it performs services and transfers control of the services to the customer and satisfies the performance obligation which it determines utilizing a portfolio approach. For all fixed fee service agreements, revenues are straight-lined and recognized over the expected service periods by type of claim.

The table below presents the deferred revenues balance and the significant activity affecting deferred revenues during the fiscal year ended March 31, 2024:

March 31, 2024
Beginning balance at April 1, 2023	$26,978,000
Additions	52,433,000
Revenue recognized from beginning of period	(17,685,000)
Revenue recognized from additions	(31,765,000)
Ending balance at March 31, 2024	$29,961,000

Remaining Performance Obligations

As of March 31, 2024, the Company had $30.0 million of remaining performance obligations related to claims and non-claims services for which the price is fixed. Remaining performance obligations consist of deferred revenues. The Company expects to recognize approximately 98% of its remaining performance obligations as revenues within one year and the remaining balance thereafter. See the discussion below regarding the practical expedients elected for the disclosure of remaining performance obligations.

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

Note 3 — Stock Options and Stock-Based Compensation

Under the Company’s Restated Omnibus Incentive Plan (formerly the Restated 1988 Executive Stock Option Plan) (“the Plan”) as in effect at March 31, 2024, options exercisable for up to 20,615,000 shares of the Company’s common stock may be granted over the life of the Plan to key employees, non-employee directors, and consultants at exercise prices not less than the fair market value of the common stock on the date of grant. Options granted under the Plan are non-statutory stock options and generally vest 25% one year from the date of grant, with the remaining 75% vesting ratably each month for the next 36 months. The options granted to employees and the Company’s Board of Directors expire at the end of five years and ten years from date of grant, respectively. All options granted in fiscal 2024 and 2023 were granted with an exercise price equal to the fair value of the Company’s common stock on the grant date.

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

The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for the fiscal years ended March 31, 2024, 2023 and 2022:

	Fiscal 2024	Fiscal 2023	Fiscal 2022
Expected volatility	34%	36%	36%
Risk free interest rate	3.91% to 4.65%	2.73% to 4.36%	0.71% to 1.66%
Dividend yield	0.0%	0.0%	0.0%
Weighted average option life	4.0 to 4.1 years	4.2 to 4.3 years	4.3 to 4.4 years

For the fiscal years ended March 31, 2024, 2023 and 2022, the Company recorded share-based compensation expense of $4,982,000, $5,559,000, and $5,198,000, respectively. The table below shows the amounts recognized in the financial statements for the fiscal years ended March 31, 2024, 2023 and 2022.

	Fiscal 2024	Fiscal 2023	Fiscal 2022
Cost of revenue	$2,797,000	$2,566,000	$2,063,000
General and administrative	2,185,000	2,993,000	3,135,000
Total cost of stock-based compensation included in income before income taxes	4,982,000	5,559,000	5,198,000
Amount of income tax benefit recognized	(987,000)	(1,210,000)	(1,119,000)
Amount charged to net income	$3,995,000	$4,349,000	$4,079,000
Effect on basic earnings per share	$0.23	$0.25	$0.23
Effect on diluted earnings per share	$0.23	$0.25	$0.23

The following table summarizes information for all stock options for the fiscal years March 31, 2024, 2023 and 2022:

	Fiscal 2024	Fiscal 2023	Fiscal 2022
Options outstanding – beginning of fiscal year	651,857	723,876	937,158
Options granted	59,900	168,300	130,200
Options exercised	(201,293)	(209,301)	(298,570)
Options cancelled/forfeited	(20,737)	(31,018)	(44,912)
Options outstanding – end of fiscal year	489,727	651,857	723,876
During the fiscal year, weighted average exercise price of:
Options granted	$206.76	$159.43	$161.95
Options exercised	$80.30	$63.21	$55.44
Options cancelled/forfeited	$157.84	$140.38	$79.30
At the end of fiscal year:
Price range of outstanding options	$33.16-$235.34	$33.16-$197.16	$22.07-$197.16
Weighted average exercise price per share	$129.39	$108.10	$84.55
Options available for future grants	618,809	657,972	805,097
Exercisable options	269,253	319,703	354,460

The following table summarizes the status of stock options outstanding and exercisable at March 31, 2024:

Range of Exercise Prices	Number of Outstanding Options	Weighted Average Remaining Contractual Life	Outstanding Options – Weighted Average Exercise Price	Exercisable Options – Number of Exercisable Options	Exercisable Options – Weighted Average Exercise Price
$33.16 to $87.49	133,743	2.55	$62.80	127,559	$62.15
$87.50 to $148.89	127,254	2.04	111.95	89,078	103.10
$148.90 to $189.02	137,885	4.23	161.24	37,873	160.12
$189.03 to $235.34	90,845	4.02	203.48	14,743	197.16
Total	489,727	3.16	$129.39	269,253	$96.87

The following table summarizes the status of all outstanding options at March 31, 2024, and changes during the fiscal year then ended:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value as of March 31, 2024
Options outstanding, March 31, 2023	651,857	$108.10
Granted	59,900	206.76
Exercised	(201,293)	80.30
Cancelled – forfeited	(20,538)	158.25
Cancelled – expired	(199)	110.66
Options outstanding, March 31, 2024	489,727	$129.39	3.16	$65,414,479
Options vested and expected to vest	430,808	$122.90	3.10	$60,445,126
Ending exercisable	269,253	$96.87	2.51	$44,719,800

The weighted average fair value of options granted during fiscal 2024, 2023 and 2022 was $75.49, $56.34, and $50.29, respectively. The total intrinsic value of options exercised during fiscal years 2024, 2023 and 2022 was $29,230,000, $21,094,000, and $27,615,000 respectively.

Included in the above-noted stock option grants and stock compensation expense are performance-based stock options which vest only upon the Company’s achievement of certain earnings per share targets on a calendar year basis, as determined by the Company’s Board of Directors. These options were valued in the same manner as the time-based options. However, the Company only recognizes stock compensation expense to the extent that the targets are determined to be probable of being achieved, which triggers the vesting of the performance options. During the fiscal years ended March 31, 2024, 2023 and 2022, the Company recognized stock compensation expense for performance-based options in the amount of $1,199,000, $1,961,000, and $2,280,000, respectively.

The Company received $9,266,000, $10,856,000, and $9,906,000 of cash receipts from the exercise of stock options during fiscal 2024, 2023 and 2022, respectively. As of March 31, 2024, $8,178,000 of total unrecognized compensation costs related to stock options is expected to be recognized over a weighted average period of 3 years.

Note 4 — Property and Equipment

Property and equipment, net consisted of the following at March 31, 2024 and 2023:

	2024	2023
Computer software	$213,145,000	$202,095,000
Office equipment and computers	66,608,000	68,253,000
Land, building and improvements	11,123,000	11,081,000
Leasehold improvements	18,010,000	18,295,000
	308,886,000	299,724,000
Less: accumulated depreciation and amortization	(222,994,000)	(216,954,000)
	$85,892,000	$82,770,000

Depreciation expense totaled $25,829,000, $24,696,000 and $23,481,000 for the fiscal years ended March 31, 2024, 2023 and 2022, respectively.

Note 5 — Accounts and Income Taxes Payable and Accrued Liabilities

Accounts and income taxes payable consisted of the following at March 31, 2024 and 2023:

	2024	2023
Accounts payable	$16,410,000	$15,058,000
Income taxes payable	221,000	251,000
	$16,631,000	$15,309,000

Accrued liabilities consisted of the following at March 31, 2024 and 2023:

	2024	2023
Payroll, payroll taxes and employee benefits	$26,291,000	$22,170,000
Customer deposits	88,142,000	80,022,000
Accrued professional service fees	9,838,000	8,601,000
Self-insurance accruals	3,818,000	3,563,000
Deferred revenue	29,961,000	26,978,000
Operating lease liabilities	8,864,000	9,900,000
Other	954,000	1,344,000
	$167,868,000	$152,578,000

Note 6 — Income Taxes

The income tax provision consisted of the following for the fiscal years ended March 31, 2024, 2023 and 2022:

	2024	2023	2022
Current — Federal	$17,463,000	$14,745,000	$11,977,000
Current — State	4,707,000	5,357,000	3,823,000
Subtotal	22,170,000	20,102,000	15,800,000
Deferred — Federal	(2,828,000)	(1,321,000)	1,784,000
Deferred — State	(493,000)	(592,000)	518,000
Subtotal	(3,321,000)	(1,913,000)	2,302,000
	$18,849,000	$18,189,000	$18,102,000

The following is a reconciliation of the income tax provision from the statutory federal income tax rate to the effective rate for the fiscal years ended March 31, 2024, 2023 and 2022:

	2024	2023	2022
Income taxes at federal statutory rate	$19,971,000	$17,757,000	$17,748,000
State income taxes, net of federal benefit	3,369,000	3,890,000	3,658,000
Uncertain tax positions	(22,000)	(77,000)	(222,000)
Stock-based compensation and §162(m) limitation	(3,961,000)	(3,098,000)	(2,697,000)
Permanent items and tax credits	(480,000)	(384,000)	(465,000)
Adjustments to returns as filed	67,000	163,000	176,000
Valuation allowance	(95,000)	(62,000)	(96,000)
	$18,849,000	$18,189,000	$18,102,000

Deferred tax assets and liabilities at March 31, 2024 and 2023 are, as follows:

	2024	2023
Deferred tax assets:
Accrued liabilities not currently deductible	$7,181,000	$6,885,000
Allowance for expected credit losses	1,076,000	736,000
Stock-based compensation	2,489,000	2,423,000
Deferred lease liability	7,917,000	8,740,000
Capitalized research and development expenditures	4,124,000	2,495,000
Other	497,000	536,000
Deferred tax assets	23,284,000	21,815,000
Deferred tax liabilities:
Excess of book over tax basis of fixed assets	(5,758,000)	(6,654,000)
Intangible assets	(4,922,000)	(5,057,000)
Right-of-use asset	(6,075,000)	(7,190,000)
Accrued revenue	(2,284,000)	(1,851,000)
Other	(464,000)	(508,000)
Total deferred tax liabilities	(19,503,000)	(21,260,000)
Valuation allowance	(236,000)	(331,000)
Deferred tax liabilities	(19,739,000)	(21,591,000)
Net deferred tax assets (liabilities)	$3,545,000	$224,000

Prepaid income taxes are $2,169,000 at March 31, 2024, and $1,816,000 at March 31, 2023.

A reconciliation of the financial statement recognition and measurement of uncertain tax positions during the current fiscal year is as follows:

Balance as of March 31, 2023	$153,000
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	48,000
Reductions for tax positions related to the current year	—
Reductions for tax positions of prior years	(56,000)
Balance as of March 31, 2024	$145,000

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. During the fiscal years ended March 31, 2024, 2023 and 2022, the Company recognized approximately $(14,000), $(13,000) and $(40,000) in interest and penalties, respectively. As of March 31, 2024, 2023 and 2022, accrued interest and penalties related to uncertain tax positions were $40,000, $54,000 and $67,000, respectively.

The tax fiscal years from 2018-2023 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Note 7 — Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (as amended, “ESPP”) which allows employees of the Company and its subsidiaries to purchase shares of common stock on the last day of two six-month purchase periods (i.e. March 31 and September 30) at a purchase price which is 95% of the closing sale price of shares as quoted on NASDAQ on the last day of such purchase period. Employees are allowed to contribute up to 20% of their gross pay. A maximum of 2,850,000 shares have been authorized for issuance under the ESPP. As of March 31, 2024, 2,503,570 shares had been issued pursuant to the ESPP. Summarized ESPP information is as follows:

	2024	2023	2022
Employee contributions	$681,000	$676,000	$564,000
Shares acquired	3,178	4,457	3,363
Average purchase price	$214.19	$151.63	$167.71

Note 8 — Treasury Stock

During each of the three fiscal years ended March 31, 2024, the Company continued to repurchase shares of its common stock under a program originally approved by the Company’s Board of Directors in 1996. Including a 1,000,000 share expansion authorized in November 2022 by the Company’s Board of Directors, the total number of shares of common stock authorized to be repurchased over the life of the program is 39,000,000 shares of common stock. Purchases may be made from time to time depending on market conditions and other relevant factors. The share repurchases for the fiscal years ended March 31, 2024, 2023 and 2022 and cumulatively since inception of the authorization, are as follows:

	2024	2023	2022	Cumulative
Shares repurchased	215,313	598,241	566,073	38,033,179
Cost	$45,710,000	$93,675,000	$90,085,000	$793,905,000
Average price	$212.29	$156.58	$159.14	$20.87

During the period subsequent to March 31, 2024, through the date of filing this annual report, the Company repurchased 22,461 shares for $5.5 million, or an average of $246.83 per share. The repurchased shares were recorded as treasury stock, at cost, and are available for general corporate purposes. The repurchases were primarily financed from cash generated from operations and from cash proceeds from the exercise of stock options.

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

ASC 842 requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. Generally, the Company cannot determine the interest rate implicit in the lease because it does not have access to the lessor's estimated residual value or the amount of the lessor's deferred initial direct costs. Therefore, the Company uses its incremental borrowing rate as the discount rate for the lease. The Company's incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. Because the Company does not generally borrow on a collateralized basis, it uses quoted interest rates obtained from financial institutions as an input to derive an appropriate incremental borrowing rate, adjusted for the amount of the lease payments, the lease term, and the effect on that rate of designating specific collateral with a value equal to the unpaid lease payments for that lease.

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

The components of lease expenses are as follows:

	March 31, 2024	March 31, 2023	March 31, 2022
Operating lease expense	$9,989,000	$12,259,000	$13,768,000
Finance lease expense	86,000	92,000	98,000
Short-term lease expense	114,000	16,000	13,000
Variable lease expense	559,000	555,000	495,000
Total lease expenses	$10,748,000	$12,922,000	$14,374,000

The following table presents assets and liabilities recorded on the Company’s consolidated balance sheets related to its operating leases:

	March 31, 2024	March 31, 2023
Right-of-use asset, net	$24,058,000	$27,721,000
Short-term lease liability	$8,864,000	$9,900,000
Long-term lease liability	22,533,000	23,860,000
Total lease liabilities	$31,397,000	$33,760,000
Weighted average remaining lease term	4.11 years	4.07 years
Weighted average finance lease term	1.25 years	2.25 years
Weighted average discount rate	3.7%	2.8%

Supplemental cash flow information related to operating leases for fiscal years ended March 31, 2024 and 2023 were as follows:

	March 31, 2024	March 31, 2023
Cash paid for amounts included in the measurement of operating lease liabilities	$8,692,000	$14,348,000
Operating lease liabilities arising from obtaining ROU assets	$53,617,000	$55,269,000
Finance lease liabilities arising from obtaining ROU assets	$358,000	$358,000
Additions to ROU assets resulting from additions to operating lease liabilities	$6,247,000	$4,912,000

As of March 31, 2024, maturities of operating and financing lease liabilities for each of the next five years and thereafter are as follows:

2025	$9,779,000
2026	7,825,000
2027	6,164,000
2028	5,256,000
2029	3,135,000
Thereafter	1,994,000
Total lease payments	34,153,000
Less interest	(2,756,000)
Total lease liabilities	$31,397,000

As of March 31, 2024, the Company has approximately $4.9 million of additional operating lease commitments that have not yet commenced. These leases commence in 2025 and have lease terms between 4 years and 5 years.

Note 10 — Contingencies and Legal Proceedings

The Company is involved in litigation arising in the ordinary course of business. Management believes that resolution of these matters will not result in any payment that, in the aggregate, would be material to the consolidated financial position or results of operations of the Company.

Note 11 — Retirement Savings Plan

The Company maintains a retirement savings plan for its employees, which is a qualified plan under Section 401(k) of the Internal Revenue Code. Full-time employees that meet certain requirements are eligible to participate in the plan. Employer contributions are made annually, primarily at the discretion of the Company’s Board of Directors. Contributions of $1,505,000, $1,315,000 and $1,088,000 were charged to operations for the fiscal years ended March 31, 2024, 2023 and 2022, respectively.

Note 12 — Segment Reporting

The Company derives the majority of its revenues from providing patient management and network solutions services to payors of workers’ compensation benefits, automobile insurance claims and group health insurance benefits. Patient management services include claims administration, utilization review, medical case management, and vocational rehabilitation. Network solutions services include fee schedule auditing, hospital bill auditing, coordination of independent medical examinations, diagnostic imaging review services and preferred provider referral services. The percentages of revenues attributable to patient management and network solutions services for the fiscal years ended March 31, 2024, 2023 and 2022 are listed below.

	2024	2023	2022
Patient management services	66.6%	66.6%	65.6%
Network solutions services	33.4%	33.4%	34.4%
	100.0%	100.0%	100.0%

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

Note 13 — Other Intangible Assets

Other intangible assets consisted of the following at March 31, 2024:

Item	Life	Cost	Fiscal 2024 Amortization Expense	Accumulated Amortization at March 31, 2024	Cost, Net of Accumulated Amortization at March 31, 2024
Covenant Not to Compete	5 years	$775,000	$—	$775,000	$—
Customer Relationships	18-20 years	7,922,000	421,000	7,101,000	821,000
Third Party Administrator Licenses	15 years	204,000	2,000	204,000	—
Total		$8,901,000	$423,000	$8,080,000	$821,000

Other intangible assets consisted of the following at March 31, 2023:

Item	Life	Cost	Fiscal 2023 Amortization Expense	Accumulated Amortization at March 31, 2023	Cost, Net of Accumulated Amortization at March 31, 2023
Covenant Not to Compete	5 years	$775,000	$—	$775,000	$—
Customer Relationships	18-20 years	7,922,000	421,000	6,678,000	1,244,000
Third Party Administrator Licenses	15 years	204,000	4,000	204,000	—
Total		$8,901,000	$425,000	$7,657,000	$1,244,000

Amortization expense is expected to be $384,000 in fiscal 2025, $175,000 in fiscal 2026, $174,000 in fiscal 2027, $42,000 in fiscal 2028, $18,000 in fiscal 2029, and $28,000 thereafter.

Note 14 — Quarterly Results (Unaudited)

The following is a summary of unaudited quarterly results of operations for each of the quarters in the fiscal years ended March 31, 2024 and 2023:

	Revenues	Gross Profit	Net Income	Net Income per Basic Common Share	Net Income per Diluted Common Share
Fiscal Year Ended March 31, 2024:
First Quarter	$190,253,000	$41,878,000	$19,805,000	$1.16	$1.14
Second Quarter	195,522,000	44,252,000	19,898,000	1.16	1.15
Third Quarter	202,303,000	42,160,000	17,095,000	1.00	0.99
Fourth Quarter	207,233,000	43,403,000	19,454,000	1.13	1.12
Fiscal Year Ended March 31, 2023:
First Quarter	$176,307,000	$39,869,000	$16,691,000	$0.95	$0.94
Second Quarter	177,426,000	36,094,000	14,656,000	0.84	0.83
Third Quarter	179,386,000	40,345,000	16,849,000	0.98	0.96
Fourth Quarter	185,443,000	41,951,000	18,169,000	1.06	1.04