Form 10-Q
period 2024-06-30
CORVEL CORP
filed 2024-08-01
CIK 874866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

The number of shares outstanding of the registrant's Common Stock, $0.0001 par value per share, as of July 29, 2024, was 17,131,193.

CORVEL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

CORVEL CORPORATION

Consolidated Balance Sheets

	June 30, 2024	March 31, 2024
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$131,908,000	$105,563,000
Customer deposits	94,022,000	88,142,000
Accounts receivable, net	97,749,000	97,108,000
Prepaid taxes and expenses	9,579,000	11,418,000
Total current assets	333,258,000	302,231,000
Property and equipment, net	86,865,000	85,892,000
Goodwill	36,814,000	36,814,000
Other intangibles, net	716,000	821,000
Right-of-use asset, net	23,241,000	24,058,000
Deferred tax asset, net	3,813,000	3,545,000
Other assets	1,465,000	1,318,000
TOTAL ASSETS	$486,172,000	$454,679,000
Liabilities and Stockholders' Equity
Current Liabilities
Accounts and taxes payable	$18,681,000	$16,631,000
Accrued liabilities	181,904,000	167,868,000
Total current liabilities	200,585,000	184,499,000
Long-term lease liabilities	21,714,000	22,533,000
Total liabilities	222,299,000	207,032,000
Commitments and contingencies
Stockholders' Equity
Common stock, $.0001 par value: 120,000,000 shares authorized at June 30, 2024 and March 31, 2024; 55,194,878 shares issued (17,123,561 shares outstanding, net of Treasury shares) and 55,162,075 shares issued (17,128,896 shares outstanding, net of Treasury shares) at June 30, 2024 and March 31, 2024, respectively	3,000	3,000
Paid-in capital	237,804,000	233,629,000
Treasury stock (38,071,317 shares at June 30, 2024 and 38,033,179 shares at March 31, 2024)	(803,431,000)	(793,905,000)
Retained earnings	829,497,000	807,920,000
Total stockholders' equity	263,873,000	247,647,000
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$486,172,000	$454,679,000

See accompanying notes to unaudited consolidated financial statements.

CORVEL CORPORATION

Consolidated Income Statements – (Unaudited)

	Three Months Ended June 30,
	2024	2023
REVENUES	$211,722,000	$190,253,000
Cost of revenues	163,567,000	148,375,000
Gross profit	48,155,000	41,878,000
General and administrative expenses	20,120,000	16,450,000
Income before income tax provision	28,035,000	25,428,000
Income tax provision	6,458,000	5,623,000
NET INCOME	$21,577,000	$19,805,000
Net income per common and common equivalent share
Basic	$1.26	$1.16
Diluted	$1.25	$1.14
Weighted average common and common equivalent shares
Basic	17,122,000	17,144,000
Diluted	17,313,000	17,385,000

See accompanying notes to unaudited consolidated financial statements.

CORVEL CORPORATION

Consolidated Statements of Stockholders’ Equity – (Unaudited)

	Three Months Ended June 30, 2024
	Common Shares	Stock Amount	Paid-in- Capital	Treasury Shares	Treasury Stock	Retained Earnings	Total Stockholders' Equity
Balance – March 31, 2024	55,162,075	$3,000	$233,629,000	(38,033,179)	$(793,905,000)	$807,920,000	$247,647,000
Stock issued under stock option plan, net of shares repurchased	32,803	—	3,105,000	—	—	—	3,105,000
Stock-based compensation expense	—	—	1,070,000	—	—	—	1,070,000
Purchase of treasury stock	—	—	—	(38,138)	(9,526,000)	—	(9,526,000)
Net income	—	—	—	—	—	21,577,000	21,577,000
Balance – June 30, 2024	55,194,878	$3,000	$237,804,000	(38,071,317)	$(803,431,000)	$829,497,000	$263,873,000

	Three Months Ended June 30, 2023
	Common Shares	Stock Amount	Paid-in- Capital	Treasury Shares	Treasury Stock	Retained Earnings	Total Stockholders' Equity
Balance – March 31, 2023	54,987,366	$3,000	$218,700,000	(37,817,866)	$(748,195,000)	$731,668,000	$202,176,000
Stock issued under stock option plan, net of shares repurchased	32,407	—	1,474,000	—	—	—	1,474,000
Stock-based compensation expense	—	—	1,312,000	—	—	—	1,312,000
Purchase of treasury stock	—	—	—	(87,992)	(17,787,000)	—	(17,787,000)
Net income	—	—	—	—	—	19,805,000	19,805,000
Balance – June 30, 2023	55,019,773	$3,000	$221,486,000	(37,905,858)	$(765,982,000)	$751,473,000	$206,980,000

See accompanying notes to unaudited consolidated financial statements.

CORVEL CORPORATION

Consolidated Statements of Cash Flows – (Unaudited)

	Three Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities
NET INCOME	$21,577,000	$19,805,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,726,000	6,364,000
Loss on write down or disposal of property, capitalized software or investment	79,000	13,000
Stock-based compensation expense	1,070,000	1,312,000
Provision for expected credit losses	1,325,000	436,000
Deferred income tax	(268,000)	(328,000)
Changes in operating assets and liabilities
Accounts receivable	(1,966,000)	(3,578,000)
Customer deposits	(5,880,000)	(4,733,000)
Prepaid taxes and expenses	1,838,000	(1,041,000)
Other assets	(146,000)	655,000
Accounts and taxes payable	2,050,000	2,383,000
Accrued liabilities	14,036,000	14,734,000
Operating leases, net	(2,000)	604,000
Net cash provided by operating activities	40,439,000	36,626,000
Cash Flows from Investing Activities
Purchase of property and equipment	(7,673,000)	(5,049,000)
Net cash used in investing activities	(7,673,000)	(5,049,000)
Cash Flows from Financing Activities
Purchase of treasury stock	(9,526,000)	(17,787,000)
Proceeds from exercise of common stock options	3,105,000	1,474,000
Net cash used in financing activities	(6,421,000)	(16,313,000)
Increase in cash and cash equivalents	26,345,000	15,264,000
Cash and cash equivalents at beginning of period	105,563,000	71,329,000
Cash and cash equivalents at end of period	$131,908,000	$86,593,000
Supplemental Cash Flow Information:
Income taxes paid	$403,000	$333,000
Purchase of software license under finance agreement	$—	$2,728,000

See accompanying notes to unaudited consolidated financial statements.

CORVEL CORPORATION

Notes to Consolidated Financial Statements

June 30, 2024

Note 1 — Summary of Significant Accounting Policies

Basis of Presentation: The unaudited consolidated financial statements include the accounts of CorVel Corporation and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

The unaudited consolidated financial statements herein have been prepared by CorVel Corporation (“the Company”, “we”, “our”, “us”) pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The accompanying interim unaudited consolidated financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited consolidated financial statements for the latest fiscal year ended March 31, 2024. Accordingly, note disclosures which would substantially duplicate the disclosures contained in the March 31, 2024 audited consolidated financial statements have been omitted from these interim unaudited consolidated financial statements.

The Company evaluated all subsequent events and transactions through the date of filing this report.

Certain information and note disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2025. For further information, refer to the audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2024 included in the Company's Annual Report on Form 10-K filed with the SEC on May 24, 2024.

Recent Accounting Pronouncements: In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, a new accounting standard to enhance the transparency and decision usefulness of income tax disclosures. The new standard is effective for fiscal years beginning after December 15, 2024, with retrospective application permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

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

Network Solutions Service Line

The network solutions service line consists primarily of medical bill review and third-party services. Medical bill review services provide an analysis of medical charges for customers’ claims to identify opportunities for savings. Medical bill review services revenues are recognized at a point in time when control of the service is transferred to the customer. Revenue is recognized based upon the transfer of the results of the medical bill review service to the customer as this is the most accurate depiction of the transfer of the service to the customer. Medical bill review revenues are variable, generally based on performance metrics set forth in the underlying contracts. Each period, the Company bases its revenue estimates on a contract-by-contract basis. The Company makes its best estimate of amounts the Company has earned and expects to be collected using historical averages and other factors to project such revenues. Variable consideration is recognized when the Company concludes it is probable that a significant revenue reversal will not occur in future periods.

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

The following table presents revenues disaggregated by service line for the three months ended June 30, 2024 and 2023:

	Three Months Ended	Three Months Ended
	June 30, 2024	June 30, 2023
Patient management services	$139,172,000	$127,838,000
Network solutions services	72,550,000	62,415,000
Total services	$211,722,000	$190,253,000

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

	June 30, 2024	March 31, 2024
Billed receivables	$60,303,000	$58,936,000
Allowance for expected credit losses	(5,363,000)	(4,245,000)
Unbilled receivables	42,809,000	42,417,000
Accounts receivable, net	$97,749,000	$97,108,000

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

The table below presents the deferred revenues balance and the significant activity affecting deferred revenues during the three months ended June 30, 2024:

Three Months Ended
June 30, 2024
Beginning balance at April 1, 2024	$29,961,000
Additions	13,774,000
Revenue recognized from beginning of period	(4,214,000)
Revenue recognized from additions	(9,304,000)
Ending balance at June 30, 2024	$30,217,000

Remaining Performance Obligations

As of June 30, 2024, the Company had $30.2 million of remaining performance obligations related to claims and non-claims services for which the price is fixed. Remaining performance obligations consist of deferred revenues. The Company expects to recognize approximately 98% of its remaining performance obligations as revenues within one year and expects to recognize the remaining balance as revenues thereafter. See the discussion below regarding the practical expedients elected for the disclosure of remaining performance obligations.

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

Note 3 — Stock-Based Compensation and Stock Options

Under the Company’s Restated Omnibus Incentive Plan (formerly the Restated 1988 Executive Stock Option Plan) (the “ Plan”) as in effect at June 30, 2024, options exercisable for up to 20,615,000 shares of the Company’s common stock (the "common stock") may be granted over the life of the Plan to key employees, non-employee directors, and consultants at exercise prices not less than the fair market value of the common stock on the date of grant. Options granted under the Plan are non-statutory stock options and generally vest 25% one year from the date of grant with the remaining 75% vesting ratably each month over the next 36 months. The options granted to employees and the Company’s Board of Directors (the "Board") expire at the end of five years and ten years from the date of grant, respectively.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model with the assumptions included in the table below. The Company uses historical data, among other factors, to estimate the expected volatility, the expected dividend yield and the expected option life. The Company accounts for forfeitures as they occur, rather than estimating expected forfeitures. The risk-free rate is based on the interest rate paid on a U.S. Treasury issue with a term similar to the estimated life of the option. No options were granted during the three months ended June 30, 2023. The following assumptions were used to estimate the fair value of options granted during the three months ended June 30, 2024 using the Black-Scholes option-pricing model:

Three Months Ended
June 30, 2024
Risk-free interest rate	4.40%
Expected volatility	32%
Expected dividend yield	0.00%
Expected weighted average life of option in years	4.0 years

For the three months ended June 30, 2024 and 2023, the Company recorded stock-based compensation expense of $1,070,000 and $1,312,000, respectively. The table below shows the amounts recognized in the unaudited consolidated financial statements for stock-based compensation expense for time-based options and performance-based options during the three months ended June 30, 2024 and 2023, respectively.

	Three Months Ended
	June 30, 2024	June 30, 2023
Cost of revenues	$715,000	$668,000
General and administrative	355,000	644,000
Total cost of stock-based compensation included in income before income tax provision	1,070,000	1,312,000
Amount of income tax benefit recognized	(246,000)	(290,000)
Amount charged against net income	$824,000	$1,022,000
Effect on basic earnings per share	$(0.05)	$(0.06)
Effect on diluted earnings per share	$(0.05)	$(0.06)

The following table summarizes information for all stock options for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30, 2024		Three Months Ended June 30, 2023
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning	489,727	$129.39	651,857	$108.10
Options granted	14,750	270.25	—	—
Options exercised	(32,945)	95.37	(39,471)	75.79
Options cancelled/forfeited	(2,365)	165.39	(485)	149.26
Options outstanding, ending	469,167	$136.02	611,901	$110.10

The following table summarizes the status of stock options outstanding and exercisable at June 30, 2024:

Range of Exercise Price	Number of Outstanding Options	Weighted Average Remaining Contractual Life	Outstanding Options – Weighted Average Exercise Price	Exercisable Options – Number of Exercisable Options	Exercisable Options – Weighted Average Exercise Price
$33.16 to $87.69	159,616	2.25	$68.87	153,912	$68.39
$87.70 to $155.99	152,606	3.03	142.01	65,992	132.74
$156.00 to $200.55	125,295	3.91	186.80	31,641	180.83
$200.56 to $270.25	31,650	4.99	244.79	—	—
Total	469,167	3.13	$136.02	251,545	$99.42

The following table summarizes the status of all outstanding options at June 30, 2024, and changes during the three months then ended:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value as of June 30, 2024
Options outstanding at April 1, 2024	489,727	$129.39
Granted	14,750	270.25
Exercised	(32,945)	95.37
Cancelled – forfeited	(2,365)	165.39
Cancelled – expired	—	—
Ending outstanding	469,167	$136.02	3.13	$55,713,513
Ending vested and expected to vest	405,530	$129.54	3.11	$50,816,052
Ending exercisable at June 30, 2024	251,545	$99.42	2.45	$38,952,201

The weighted-average grant-date fair value of options granted during the three months ended June 30, 2024 was $80.83.

Included in the above-noted stock option grants and stock-based compensation expense are performance-based stock options that vest only upon the Company’s achievement of certain earnings per share targets that are assessed on a calendar year basis, as determined by the Company’s Board of Directors. These options were valued in the same manner as the time-based options. However, the Company only recognizes stock-based compensation expense to the extent that the targets are determined to be probable of being achieved, which triggers the vesting of the performance options. The Company recognized $80,000 and $363,000 of stock-based compensation expense for the three months ended June 30, 2024 and 2023, respectively, for performance-based stock options.

Note 4 — Treasury Stock

The Board initially approved the commencement of a stock repurchase program in the fall of 1996. In November 2022, the Company’s Board of Directors approved a 1,000,000 share expansion to the Company’s existing stock repurchase program, increasing the total number of shares of the Company’s common stock approved for repurchase over the life of the program to 39,000,000 shares. The stock repurchase program does not obligate the Company to acquire any amount of common stock and may be suspended at any time at its discretion.

Since the commencement of the stock repurchase program, the Company has spent $803 million on the repurchase of 38,071,317 shares of its common stock, equal to 69% of the outstanding common stock had there been no repurchases. The average price of these repurchases was $21.10 per share. These repurchases were funded primarily by the net earnings of the Company, along with proceeds from the exercise of common stock options.

During the three months ended June 30, 2024, the Company repurchased 38,138 shares of the common stock for $9.5 million at an average price of $249.79 per share. The Company had 17,123,561 shares of common stock outstanding as of June 30, 2024, net of the 38,071,317 shares in treasury.

During the period subsequent to the quarter ended June 30, 2024, the Company repurchased 10,910 shares of the common stock for $3.0 million at an average price of $274.66 per share under the Company’s stock repurchase program.

Note 5 — Weighted Average Shares and Net Income Per Share

Basic weighted average common shares outstanding decreased to 17,122,000 for the quarter ended June 30, 2024 from 17,144,000 for the quarter ended June 30, 2023. Diluted weighted average common and common equivalent shares outstanding decreased to 17,313,000 for the quarter ended June 30, 2024 from 17,385,000 for the quarter ended June 30, 2023.

Net income per common and common equivalent share was computed by dividing net income by the weighted average number of common and common share equivalents outstanding during the period. The following table sets forth the calculations of the basic and diluted weighted average common shares for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	2023
Net Income	$21,577,000	$19,805,000
Basic:
Weighted average common shares outstanding	17,122,000	17,144,000
Net Income per share	$1.26	$1.16
Diluted:
Weighted average common shares outstanding	17,122,000	17,144,000
Treasury stock impact of stock options	191,000	241,000
Total common and common equivalent shares	17,313,000	17,385,000
Net Income per share	$1.25	$1.14

Note 6 — Contingencies and Legal Proceedings

The Company is involved in litigation arising in the ordinary course of business. The Company believes that resolution of these matters will not result in any payment that, individually or in the aggregate, would be material to the consolidated financial position or results of operations of the Company.

Note 7 — Accounts and Income Taxes Payable and Accrued Liabilities

The following tables set forth accounts payable, income taxes payable, and accrued liabilities at June 30, 2024 and March 31, 2024:

	June 30, 2024	March 31, 2024
Accounts payable	$12,369,000	$16,410,000
Income taxes payable and uncertain tax positions	6,312,000	221,000
Total accounts and taxes payable	$18,681,000	$16,631,000

	June 30, 2024	March 31, 2024
Payroll, payroll taxes and employee benefits	$36,693,000	$26,291,000
Customer deposits	94,022,000	88,142,000
Accrued professional service fees	8,163,000	9,838,000
Self-insurance accruals	2,621,000	3,818,000
Deferred revenue	30,217,000	29,961,000
Operating lease liabilities	8,734,000	8,864,000
Other	1,454,000	954,000
Total accrued liabilities	$181,904,000	$167,868,000

Note 8 — Leases

The Company determines if an arrangement is or contains a lease at contract inception. The Company's current lease agreements have remaining lease terms of between 1 and 7 years. The Company recognizes a right-of-use (“ROU”) asset and a lease liability at the lease commencement date. The lease liability is initially measured at the present value of the unpaid lease payments as of the lease commencement date. Key estimates and judgments include how the Company determines (1) the discount rate it uses to discount the unpaid lease payments to present value, (2) the lease term, and (3) lease payments.

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

The components of lease expense are as follows:

	Three Months Ended	Three Months Ended
	June 30, 2024	June 30, 2023
Operating lease expense	$2,237,000	$2,763,000
Finance lease expense	21,000	22,000
Short-term lease expense	96,000	7,000
Variable lease expense	136,000	269,000
Total lease expenses	$2,490,000	$3,061,000

The following table presents the lease related assets and liabilities recorded on the Company’s consolidated balance sheets related to its operating leases:

	June 30, 2024	March 31, 2024
Right-of-use asset, net	$23,241,000	$24,058,000
Short-term lease liability	$8,734,000	$8,864,000
Long-term lease liability	21,714,000	22,533,000
Total lease liabilities	$30,448,000	$31,397,000
Weighted average remaining operating lease term	4.07 years	4.11 years
Weighted average remaining finance lease term	1 year	1.25 years
Weighted average discount rate	3.9%	3.7%

Supplemental cash flow information related to operating leases for the three months ended June 30, 2024 and 2023 was as follows:

	Three Months Ended	Three Months Ended
	June 30, 2024	June 30, 2023
Cash paid for amounts included in the measurement of operating lease liabilities	$2,369,000	$2,758,000
Operating lease liabilities arising from obtaining ROU assets	$50,207,000	$53,496,000
Finance lease liabilities arising from obtaining ROU assets	$358,000	$358,000
Additions/(reductions) to ROU assets resulting from additions/(reductions) to operating lease liabilities	$550,000	$(324,000)

As of June 30, 2024, maturities of operating lease liabilities for each of the next five years and thereafter are as follows:

2025	$7,377,000
2026	8,097,000
2027	6,446,000
2028	5,524,000
2029	3,405,000
Thereafter	2,407,000
Total lease payments	33,256,000
Less interest	(2,808,000)
Total lease liabilities	$30,448,000

As of June 30, 2024, the Company has approximately $6.9 million of additional operating lease commitments that have not yet commenced. These additional leases commence in the future and have lease terms between 4 years and 7 years.

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

The Company disclaims any obligations to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise. Actual future performance, outcomes, and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of these factors include (without limitation); general industry and economic conditions, including a decreasing number of national claims due to a decreasing number of injured workers; the impact of global pandemics; competition from other managed care companies and third party administrators; the Company's ability to renew or maintain contracts with its customers on favorable terms or at all; the ability to expand certain areas of the Company’s business; growth in the Company’s sale of third-party administrator (“TPA”) services; shifts in customer demands; increases in operating expenses, including employee wages, benefits and medical inflation; the ability of the Company to produce market-competitive software; cost of capital and capital requirements; the Company’s ability to attract and retain key personnel; the impact of possible cybersecurity incidents on the Company’s business; existing and possible litigation and legal liability in the course of operations and the Company’s ability to resolve such litigation; changes in regulations affecting the workers’ compensation, insurance and healthcare industries in general; governmental and public policy changes, including but not limited to legislative and administrative law and rule implementation or change; the impact of recently issued accounting standards on the Company’s consolidated financial statements; the availability of financing in the amounts, at the times, and on the terms necessary to support the Company’s future business; and the other risks identified in Part II, Item 1A of this report, under the heading “Risk Factors.”

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

Summary of Quarterly Results

The Company’s revenues increased to $211.7 million in the quarter ended June 30, 2024 from $190.3 million in the quarter ended June 30, 2023, an increase of $21.5 million, or 11.3%. This increase resulted from an increase in patient management and network solutions activity primarily with existing customers.

Cost of revenues increased to $163.6 million in the quarter ended June 30, 2024 from $148.4 million in the quarter ended June 30, 2023, an increase of $15.2 million, or 10.2%. This increase was primarily due to the increase of 11.3% in revenue mentioned above. Additionally, there was an increase in salaries of 11.5% resulting from increased average headcount of 8.7% in field operations.

General and administrative expense increased to $20.1 million in the quarter ended June 30, 2024 from $16.5 million in the quarter ended June 30, 2023, an increase of $3.7 million, or 22.3%. The increase in general and administrative expense was primarily due to the increase in total revenues of 11.3%, maintaining 10.0% of revenues. Additionally, general and administrative expense would have decreased excluding the one-time insurance recovery settlement from a lawsuit in 2011 that occurred during the quarter ended June 30, 2023. The Company expects future quarters of general and administrative expense will remain to 9% to 11% of revenues.

Income tax provision increased to $6.5 million in the quarter ended June 30, 2024 from $5.6 million in the quarter ended June 30, 2023, an increase of $0.8 million, or 14.8%. Income before income tax provision increased to $28.0 million in the quarter ended June 30, 2024 from $25.4 million in the quarter ended June 30, 2023, an increase of $2.6 million, or 10.3%. The effective tax rate was 23.0% for the quarter ended June 30, 2024 compared to 22.0% in the quarter ended June 30, 2023.

Diluted weighted average common and common equivalent shares decreased to 17.3 million shares for the quarter ended June 30, 2024 from 17.4 million shares for the quarter ended June 30, 2023, a decrease of 72,000 shares, or 0.4%, due to the weighted impact of shares repurchased partially offset by the weighted impact of options exercised.

Diluted earnings per share increased to $1.25 per share in the quarter ended June 30, 2024 from $1.14 per share in the quarter ended June 30, 2023, an increase of $0.11 per share, or 9.6%. The increase in diluted earnings per share was primarily due to an increase in net income.

Results of Operations for the three months ended June 30, 2024 and 2023

The Company generates revenues from providing patient management and network solutions services to payors of workers’ compensation benefits, automobile insurance claims, and group health insurance benefits. The percentage of total revenue attributable to patient management and network solutions services for the three months ended June 30, 2024 and 2023 are as follows:

	June 30, 2024	June 30, 2023
Patient management services	65.7%	67.2%
Network solutions services	34.3%	32.8%

The following table sets forth, for the periods indicated, the dollar amounts, dollar and percent changes, share changes, and the percentage of revenues represented by certain items reflected in the Company’s unaudited consolidated income statements for the three months ended June 30, 2024 and 2023. The Company’s past operating results are not necessarily indicative of future operating results.

	Three Months Ended	Three Months Ended		Percentage
	June 30, 2024	June 30, 2023	Change	Change
Revenue	$211,722,000	$190,253,000	$21,469,000	11.3%
Cost of revenues	163,567,000	148,375,000	15,192,000	10.2%
Gross profit	48,155,000	41,878,000	6,277,000	15.0%
Gross profit as percentage of revenue	22.7%	22.0%
General and administrative expenses	20,120,000	16,450,000	3,670,000	22.3%
General and administrative as percentage of revenue	9.5%	8.6%
Income before income tax provision	28,035,000	25,428,000	2,607,000	10.3%
Income before income tax provision as percentage of revenue	13.2%	13.4%
Income tax provision	6,458,000	5,623,000	835,000	14.8%
Net income	$21,577,000	$19,805,000	$1,772,000	8.9%
Weighted average common and common equivalent shares
Basic	17,122,000	17,144,000	(22,000)	(0.1%)
Diluted	17,313,000	17,385,000	(72,000)	(0.4%)
Net income per common and common equivalent shares
Basic	$1.26	$1.16	$0.10	8.6%
Diluted	$1.25	$1.14	$0.11	9.6%

Revenues

Change in revenue for the three months ended June 30, 2024 from the three months ended June 30, 2023

Revenues increased to $211.7 million in the three months ended June 30, 2024 from $190.3 million in the three months ended June 30, 2023, an increase of $21.5 million, or 11.3%. Patient management services revenues increased to $139.2 million from $127.8 million, an increase of $11.4 million, or 8.9%. This increase is primarily due to higher revenue from the Company’s TPA and related services. Network solutions services revenues increased to $72.6 million from $62.4 million, an increase of $10.2 million, or 16.2%. Most of the increase is primarily attributable to the growth with existing customers and, to a lesser extent, growth with new customers.

Cost of Revenues

The Company’s cost of revenues consists of direct expenses, which are expenses directly attributable to the generation of revenue, and indirect costs, which are costs incurred to support the operations in the field offices that generate the revenue. Direct expenses primarily include (i) case manager and bill review analysts’ salaries, along with related payroll taxes and fringe benefits, and (ii) expenses associated with independent medical examinations, prescription drugs, MRIs, physical therapy, and durable medical equipment providers. Most of the Company’s revenue is generated in offices that provide both patient management services and network solutions services. The remaining revenue is generated in the field. Approximately 34% of the costs incurred in the field are considered field indirect costs. The largest of the field indirect costs are (i) manager salaries and bonuses, (ii) account executive base pay and commissions, (iii) salaries of administrative and clerical support, field systems personnel and PPO network developers, along with related payroll taxes and fringe benefits, and (iv) office rent.

Change in cost of revenues for the three months ended June 30, 2024 from the three months ended June 30, 2023

Cost of revenues increased to $163.6 million in the three months ended June 30, 2024 from $148.4 million in the three months ended June 30, 2023, an increase of $15.2 million, or 10.2%. The increase in cost of revenues was primarily due to the increase in total revenues of 11.3%. Additionally, there was an increase in salaries of 11.5% resulting from increased average headcount of 8.7% in field operations. Headcount increased due to an increase in business volume and, to a lesser extent, new business.

General and Administrative Expense

For the three months ended June 30, 2024, general and administrative expense consisted of approximately 48% of corporate systems costs, which include the corporate systems support, implementation and training, rules engine development, national IT strategy and planning, depreciation of hardware costs in the Company’s corporate offices and backup data center, the Company’s nationwide area network, and other systems related costs. All IT-related costs managed by the corporate office are recorded under general and administrative expense whereas the field IT-related costs are included in the cost of revenues. The remaining general and administrative expense consists of national marketing, national sales support, corporate legal, corporate insurance, human resources, accounting, product management, new business development, and other general corporate expenses.

Change in general and administrative expense for the three months ended June 30, 2024 from the three months ended June 30, 2023

General and administrative expense increased to $20.1 million in the three months ended June 30, 2024 from $16.5 million in the three months ended June 30, 2023, an increase of $3.7 million, or 22.3%. The increase in general and administrative expense was primarily due to the increase in total revenues of 11.3%, maintaining 10.0% of revenues. Additionally, general and administrative expense would have decreased excluding the one-time insurance recovery settlement from a lawsuit in 2011 that occurred during the quarter ended June 30, 2023. The Company expects future quarters of general and administrative expense will remain to 9% to 11% of revenues.

Income Tax Provision

Change in income tax provision for the three months ended June 30, 2024 from the three months ended June 30, 2023

Income tax provision increased to $6.5 million in the three months ended June 30, 2024 from $5.6 million in the three months ended June 30, 2023, an increase of $0.8 million, or 14.8%. Income before income tax provision increased to $28.0 million in the three months ended June 30, 2024 from $25.4 million in the same period in the prior year, an increase of $2.6 million, or 10.3%. The effective tax rate was 23.0% for the three months ended June 30, 2024 compared to 22.0% in the same period in the prior year. The effective tax rate is less than the statutory tax rate primarily due to the impact of stock option exercises.

Liquidity and Capital Resources

The Company has historically funded its operations and capital expenditures primarily from cash flow from operations, and to a lesser extent, proceeds from stock option exercises. Working capital increased to $132.7 million as of June 30, 2024 from $117.7 million as of March 31, 2024, an increase of $14.9 million. Cash increased to $131.9 million as of June 30, 2024 from $105.6 million as of March 31, 2024, an increase of $26.3 million. This is primarily due to the increase in net income, and to a lesser extent, a decrease in spending to repurchase shares of our common stock under our stock repurchase program.

The Company is not currently party to off-balance sheet arrangements as defined by the SEC. However, from time to time the Company enters into certain types of contracts that contingently require the Company to indemnify parties against third-party claims. The contracts primarily relate to: (i) certain contracts to perform services, under which the Company may provide customary indemnification for the purchases of such services, (ii) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises, and (iii) certain agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of certain actions taken by such persons, acting in their respective capacities within the Company. The terms of such customary obligations vary by contract and in most instances a specific or maximum dollar amount is not explicitly stated therein. Generally, amounts under these contracts cannot be reasonably estimated until a specific claim is asserted. Consequently, no material liabilities have been recorded for these obligations on the Company’s balance sheets for any of the periods presented.

As of June 30, 2024, the Company had $131.9 million in cash and cash equivalents, invested primarily in short-term, interest-bearing, highly liquid investment grade securities with maturities of 90 days or less.

The Company believes its cash and cash equivalents, cash generated from ongoing operations and funds received from exercises of employee stock options will be sufficient to satisfy its cash requirements for the next 12 months and beyond, including its existing obligations, repurchase shares of the common stock under the current stock repurchase program, introduce new services, and continue to develop the Company’s healthcare related services for at least the next twelve months. Should the Company experience lower income or cash flows, repurchases under the stock repurchase program may be reduced or eliminated until earnings and cash flow return to comfortable levels. The Company regularly evaluates its cash requirements for current operations, commitments, capital acquisitions, and other strategic transactions. The Company may elect to raise additional funds for these purposes, through debt or equity financings or otherwise, as appropriate. However, additional equity or debt financing may not be available, with terms favorable to the Company, or at all, when needed.

Operating Activities

Three months ended June 30, 2024 compared to three months ended June 30, 2023

Net cash provided by operating activities increased to $40.4 million in the three months ended June 30, 2024 from $36.6 million in the three months ended June 30, 2023, an increase of $3.8 million. The increase in cash flow from operating activities was primarily due to the increase in net income.

Investing Activities

Three months ended June 30, 2024 compared to three months ended June 30, 2023

Net cash flow used in investing activities increased to $7.7 million in the three months ended June 30, 2024 from $5.0 million in the three months ended June 30, 2023, an increase of $2.6 million. The Company increased its spending primarily on developed software, offset by a reduction in its spending on furniture and leasehold improvements as the Company reduces its lease footprint.

Financing Activities

Three months ended June 30, 2024 compared to three months ended June 30, 2023

Net cash flow used in financing activities decreased to $6.4 million for the three months ended June 30, 2024 from $16.3 million for the three months ended June 30, 2023, a decrease of $9.9 million. The decrease in net cash used in financing activities was primarily due to a decrease in spending on share repurchases to $9.5 million for the three months ended June 30, 2024. The Company spent $17.8 million on share repurchases for the three months ended June 30, 2023. This was slightly offset due to stock option exercises increasing to $3.1 million for the three months ended June 30, 2024 from $1.5 million for the three months ended June 30, 2023. The Company has historically used cash provided by operating activities and from the exercise of stock options to repurchase stock. The Company expects that it may use a portion of its cash balance to repurchase additional shares of its common stock under its stock repurchase program in the future; however, there can be no assurance that any further stock repurchases will be made.

Litigation

From time to time, the Company is involved in litigation arising in the ordinary course of business. The Company believes that resolution of these matters will not result in any payment that, individually, or in the aggregate, would be material to the financial position or results of operations of the Company.

Inflation

The Company faces pricing pressures resulting from its competitor's competitive prices. The Company is also impacted by rising costs for certain inflation-sensitive operating expenses such as labor, employee benefits, and facility leases. The Company believes inflation could have a material impact to pricing and operating expenses in future periods due to the state of the economy and current inflation rates.

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

The Company’s significant accounting policies which have the greatest potential impact on its financial statements are more fully described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of its Annual Report on Form 10-K for the fiscal year ended March 31, 2024, filed with the SEC on May 24, 2024. There have been no material changes to the critical accounting policies disclosed in that certain Annual Report on Form 10-K. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America (“GAAP”), with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting an available alternative would not produce a materially different result. Actual results could differ from the estimates we use in applying our critical accounting policies. We are not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

Recent Accounting Standards Update

See Note 1 – Summary of Significant Accounting Policies to the accompanying unaudited consolidated financial statements contained elsewhere in this report for information about recently issued and adopted accounting pronouncements.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in market risk from those addressed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024 during the three months ended June 30, 2024. See the information set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A – Risk Factors

A restated description of the risk factors associated with our business is set forth below. This description includes any and all changes (whether or not material) to, and supersedes, the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2024, filed with the SEC on May 24, 2024.

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

As a non–manufacturing service business, we have to date been less impacted from laws and regulations related to sustainability concerns or other environmental, social responsibility or governance ("ESG") laws, regulations, or policies. However, we may need to incur ESG-related costs in response to our customers or shareholders. Increasingly our customers and shareholders expect that we meet environmental, social responsibility, sustainability or other business policies or standards, which may be more restrictive than current laws and regulations, before our customers commence, or continue, doing business with us or before shareholders invest in our common stock. Our compliance with these policies and related requirements could be costly, and our failure to comply could adversely affect our business relationships or reputation.

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

We cannot assure our stockholders that our stock repurchase program will enhance long-term stockholder value and stock repurchases, if any, could increase the volatility of the price of our common stock, reduce the market liquidity for our common stock, and diminish our cash reserves.

In 1996, the Board authorized a stock repurchase program and, since then, has periodically increased the number of shares authorized for repurchase under the program. The most recent increase occurred in November 2022 and brought the number of shares authorized for repurchase over the life of the program to 39,000,000 shares. There is no expiration date for the repurchase program. The timing and actual number of shares repurchased, if any, will depend on a variety of factors including the timing of open trading windows, trading price, corporate and regulatory requirements, and market conditions. The stock repurchase program does not obligate us to acquire any amount of common stock and may be suspended at any time at our discretion. Repurchases pursuant to our stock repurchase program could negatively affect our stock price and increase the volatility of the price of our stock. Additionally, repurchases under our stock repurchase program will diminish our cash reserves, which could strain our liquidity, impact our ability to pursue future strategic opportunities and acquisitions, and result in lower overall returns on our cash balances. There can be no assurance that any further stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares of common stock. Although our stock repurchase program is intended to enhance long-term stockholder value, there is no guarantee we will be successfully in achieving this objective.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

Not Applicable.

Issuer Purchases of Equity Securities

The following table sets forth the repurchases of our common stock made by or on behalf of the Company during the quarter ended June 30, 2024, all of which were made in open market purchases pursuant to its publicly announced stock repurchase plan.

			Total Number of	Maximum Number
			Shares Purchased	of Shares Remaining
			as Part of Publicly	Available to
	Total Number of	Average Price Paid	Announced	be Purchased
Period	Shares Purchased	Per Share	Program	Under the Program
April 1 to April 30, 2024	13,716	$240.28	13,716	953,105
May 1 to May 31, 2024	12,736	$258.87	12,736	940,369
June 1 to June 30, 2024	11,686	$243.60	11,686	928,683
Total	38,138	$247.50	38,138	928,683

In 1996, the Board authorized a stock repurchase program for up to 100,000 shares of our common stock. The Board has periodically increased the number of shares authorized for repurchase under the repurchase program. In November 2022, the Board increased the number of shares of common stock authorized to be repurchased over the life of the program by 1,000,000 shares to 39,000,000 shares. There is no expiration date for the program. The program does not obligate us to acquire any amount of common stock and may be suspended at any time at our discretion.

During the three months ended June 30, 2024, the Company repurchased 38,138 shares of its common stock for $9.5 million under the program, reflecting an average price of $249.79 per share. As of June 30, 2024, the Company had repurchased 38,071,317 shares of its common stock over the life of the program.

During the period subsequent to the quarter ended June 30, 2024, the Company repurchased 10,910 shares of its common stock for $3.0 million under the program, reflecting an average price of $274.66 per share.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

Not applicable.

Item 5 – Other Information

The Company’s directors and officers (as defined in Rule4 16a-1 under the Exchange Act) may enter into trading plans or other arrangements with financial institutions to purchase or sell shares of the Company’s common stock. These plans or arrangements may be intended to comply with the affirmative defense provisions of Rule 10b5-1 of the Exchange Act, which are referred to as Rule 10b5-1 trading arrangements, or they may represent non-Rule 10b5-1 trading arrangements.

During the three months ended June 30, 2024, none of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K), except as follows:

On February 6, 2024, Corstar Holdings, an entity owned by one of our directors Jeffrey Michael, adopted a Rule 10b5-1 trading arrangement to sell up to 60,000 shares of the Company’s common stock over a period ending on November 15, 2024, subject to certain conditions.

Item 6 – Exhibits

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

*

The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this Quarterly Report pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ("SOX"), and shall not be deemed “filed” by the registrant for purposes of Section 18 of the Exchange Act and are not to be incorporated by reference into any of the registrant’s filings under the Securities Act or the Exchange Act, irrespective of any general incorporation language contained in any such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CORVEL CORPORATION

Dated: August 1, 2024	By:	/s/ Michael G. Combs
Michael G. Combs, Chief Executive Officer and President (Principal Executive Officer)

Dated: August 1, 2024	By:	/s/ Brandon T. O’Brien
Brandon T. O’Brien,
Chief Financial Officer (Principal Financial Officer)