Form 10-Q
period 2024-09-30
CORVEL CORP
filed 2024-11-07
CIK 874866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

The number of shares outstanding of the registrant's Common Stock, $0.0001 par value per share, as of November 4, 2024, was 17,126,171.

CORVEL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

CORVEL CORPORATION

Consolidated Balance Sheets

	September 30, 2024	March 31, 2024
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$138,349,000	$105,563,000
Customer deposits	109,110,000	88,142,000
Accounts receivable, net	102,393,000	97,108,000
Prepaid taxes and expenses	13,481,000	11,418,000
Total current assets	363,333,000	302,231,000
Property and equipment, net	89,115,000	85,892,000
Goodwill	36,814,000	36,814,000
Other intangibles, net	611,000	821,000
Right-of-use asset, net	23,818,000	24,058,000
Deferred tax asset, net	4,183,000	3,545,000
Other assets	679,000	1,318,000
TOTAL ASSETS	$518,553,000	$454,679,000
Liabilities and Stockholders' Equity
Current Liabilities
Accounts and taxes payable	$14,174,000	$16,631,000
Accrued liabilities	198,685,000	167,868,000
Total current liabilities	212,859,000	184,499,000
Long-term lease liabilities	22,922,000	22,533,000
Total liabilities	235,781,000	207,032,000
Commitments and contingencies
Stockholders' Equity
Common stock, $.0001 par value: 120,000,000 shares authorized at September 30, 2024 and March 31, 2024; 55,238,600 shares issued (17,135,160 shares outstanding, net of Treasury shares) and 55,162,075 shares issued (17,128,896 shares outstanding, net of Treasury shares) at September 30, 2024 and March 31, 2024, respectively	3,000	3,000
Paid-in capital	242,894,000	233,629,000
Treasury stock (38,103,440 shares at September 30, 2024 and 38,033,179 shares at March 31, 2024)	(813,020,000)	(793,905,000)
Retained earnings	852,895,000	807,920,000
Total stockholders' equity	282,772,000	247,647,000
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$518,553,000	$454,679,000

See accompanying notes to unaudited consolidated financial statements.

CORVEL CORPORATION

Consolidated Income Statements – (Unaudited)

	Three Months Ended September 30,
	2024	2023
REVENUES	$224,380,000	$195,522,000
Cost of revenues	173,632,000	151,270,000
Gross profit	50,748,000	44,252,000
General and administrative expenses	22,078,000	19,538,000
Income before income tax provision	28,670,000	24,714,000
Income tax provision	5,272,000	4,816,000
NET INCOME	$23,398,000	$19,898,000
Net income per common and common equivalent share
Basic	$1.37	$1.16
Diluted	$1.35	$1.15
Weighted average common and common equivalent shares
Basic	17,133,000	17,123,000
Diluted	17,341,000	17,346,000

See accompanying notes to unaudited consolidated financial statements.

CORVEL CORPORATION

Consolidated Income Statements – (Unaudited)

	Six Months Ended September 30,
	2024	2023
REVENUES	$436,102,000	$385,775,000
Cost of revenues	337,200,000	299,644,000
Gross profit	98,902,000	86,131,000
General and administrative expenses	42,198,000	35,989,000
Income before income tax provision	56,704,000	50,142,000
Income tax provision	11,729,000	10,439,000
NET INCOME	$44,975,000	$39,703,000
Net income per common and common equivalent share
Basic	$2.63	$2.32
Diluted	$2.60	$2.29
Weighted average common and common equivalent shares
Basic	17,127,000	17,133,000
Diluted	17,327,000	17,365,000

See accompanying notes to unaudited consolidated financial statements.

CORVEL CORPORATION

Consolidated Statements of Stockholders’ Equity – (Unaudited)

	Three Months Ended September 30, 2024
	Common Shares	Stock Amount	Paid-in- Capital	Treasury Shares	Treasury Stock	Retained Earnings	Total Stockholders' Equity
Balance – June 30, 2024	55,194,878	$3,000	$237,804,000	(38,071,317)	$(803,431,000)	$829,497,000	$263,873,000
Stock issued under employee stock purchase plan	1,102	—	342,000	—	—	—	342,000
Stock issued under stock option plan, net of shares repurchased	42,620	—	3,266,000	—	—	—	3,266,000
Stock-based compensation expense	—	—	1,482,000	—	—	—	1,482,000
Purchase of treasury stock	—	—	—	(32,123)	(9,589,000)	—	(9,589,000)
Net income	—	—	—	—	—	23,398,000	23,398,000
Balance – September 30, 2024	55,238,600	$3,000	$242,894,000	(38,103,440)	$(813,020,000)	$852,895,000	$282,772,000

	Three Months Ended September 30, 2023
	Common Shares	Stock Amount	Paid-in- Capital	Treasury Shares	Treasury Stock	Retained Earnings	Total Stockholders' Equity
Balance – June 30, 2023	55,019,773	$3,000	$221,486,000	(37,905,858)	$(765,982,000)	$751,473,000	$206,980,000
Stock issued under employee stock purchase plan	1,797	—	336,000	—	—	—	336,000
Stock issued under stock option plan, net of shares repurchased	49,272	—	3,472,000	—	—	—	3,472,000
Stock-based compensation expense	—	—	1,301,000	—	—	—	1,301,000
Purchase of treasury stock	—	—	—	(45,501)	(9,418,000)	—	(9,418,000)
Net income	—	—	—	—	—	19,898,000	19,898,000
Balance – September 30, 2023	55,070,842	$3,000	$226,595,000	(37,951,359)	$(775,400,000)	$771,371,000	$222,569,000

	Six Months Ended September 30, 2024
	Common Shares	Stock Amount	Paid-in- Capital	Treasury Shares	Treasury Stock	Retained Earnings	Total Stockholders' Equity
Balance – March 31, 2024	55,162,075	$3,000	$233,629,000	(38,033,179)	$(793,905,000)	$807,920,000	$247,647,000
Stock issued under employee stock purchase plan	1,102	—	342,000	—	—	—	342,000
Stock issued under stock option plan, net of shares repurchased	75,423	—	6,371,000	—	—	—	6,371,000
Stock-based compensation expense	—	—	2,552,000	—	—	—	2,552,000
Purchase of treasury stock	—	—	—	(70,261)	(19,115,000)	—	(19,115,000)
Net income	—	—	—	—	—	44,975,000	44,975,000
Balance – September 30, 2024	55,238,600	$3,000	$242,894,000	(38,103,440)	$(813,020,000)	$852,895,000	$282,772,000

	Six Months Ended September 30, 2023
	Common Shares	Stock Amount	Paid-in- Capital	Treasury Shares	Treasury Stock	Retained Earnings	Total Stockholders' Equity
Balance – March 31, 2023	54,987,366	$3,000	$218,700,000	(37,817,866)	$(748,195,000)	$731,668,000	$202,176,000
Stock issued under employee stock purchase plan	1,797	—	336,000	—	—	—	336,000
Stock issued under stock option plan, net of shares repurchased	81,679	—	4,946,000	—	—	—	4,946,000
Stock-based compensation expense	—	—	2,613,000	—	—	—	2,613,000
Purchase of treasury stock	—	—	—	(133,493)	(27,205,000)	—	(27,205,000)
Net income	—	—	—	—	—	39,703,000	39,703,000
Balance – September 30, 2023	55,070,842	$3,000	$226,595,000	(37,951,359)	$(775,400,000)	$771,371,000	$222,569,000

See accompanying notes to unaudited consolidated financial statements.

CORVEL CORPORATION

Consolidated Statements of Cash Flows – (Unaudited)

	Six Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities
NET INCOME	$44,975,000	$39,703,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,438,000	12,825,000
Loss on write down or disposal of property, capitalized software or investment	109,000	221,000
Stock-based compensation expense	2,552,000	2,613,000
Provision for expected credit losses	1,764,000	590,000
Deferred income tax	(638,000)	(653,000)
Changes in operating assets and liabilities
Accounts receivable	(7,049,000)	(6,493,000)
Customer deposits	(20,968,000)	(10,105,000)
Prepaid taxes and expenses	(2,064,000)	(1,677,000)
Other assets	639,000	(26,000)
Accounts and taxes payable	(2,458,000)	(2,680,000)
Accrued liabilities	30,817,000	18,565,000
Operating leases, net	630,000	1,736,000
Net cash provided by operating activities	62,747,000	54,619,000
Cash Flows from Investing Activities
Purchase of property and equipment	(17,559,000)	(12,276,000)
Net cash used in investing activities	(17,559,000)	(12,276,000)
Cash Flows from Financing Activities
Purchase of treasury stock	(19,115,000)	(27,205,000)
Proceeds from exercise of common stock options	6,371,000	4,946,000
Proceeds from purchases under employee stock purchase plan	342,000	336,000
Net cash used in financing activities	(12,402,000)	(21,923,000)
Increase in cash and cash equivalents	32,786,000	20,420,000
Cash and cash equivalents at beginning of period	105,563,000	71,329,000
Cash and cash equivalents at end of period	$138,349,000	$91,749,000
Supplemental Cash Flow Information:
Income taxes paid	$14,501,000	$13,913,000
Purchase of software license under finance agreement	$—	$2,728,000

See accompanying notes to unaudited consolidated financial statements.

CORVEL CORPORATION

Notes to Consolidated Financial Statements

September 30, 2024

Note 1 — Summary of Significant Accounting Policies

Basis of Presentation: The unaudited consolidated financial statements include the accounts of CorVel Corporation and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

The unaudited consolidated financial statements herein have been prepared by CorVel Corporation (the “Company”, “we”, “our”, or “us”) pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The accompanying interim unaudited consolidated financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited consolidated financial statements for the latest fiscal year ended March 31, 2024. Accordingly, note disclosures which would substantially duplicate the disclosures contained in the March 31, 2024 audited consolidated financial statements have been omitted from these interim unaudited consolidated financial statements.

The Company evaluated all subsequent events and transactions through the date of filing this report.

Certain information and note disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2025. For further information, refer to the audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2024 included in the Company's Annual Report on Form 10-K filed with the SEC on May 24, 2024.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires more detailed information about a reportable segment expenses. The new standard is effective for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024, with retrospective application required. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

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

Patient Management Service Line

The patient management service line provides services primarily related to workers’ compensation claims management and case management. This service line also includes additional services such as accident and health claims programs. Each claim referred by the customer is considered an additional optional purchase of claims management services under the agreement with the customer. The transaction price is readily available from the contract and is fixed for each service. Revenue is recognized over time as services are provided and performance obligations are satisfied through efforts expended to research, investigate, evaluate, document, and report the claim and control of these services is transferred to the customer. Revenue is recognized based on historical claim closure rates and claim type by utilizing a portfolio approach based on time elapsed for these claims, which is generally between three and fifteen months. The Company believes this approach reasonably reflects the transfer of the claims management services to its customer.

The Company’s obligation to manage claims and cases under the patient management service line range from less than one year to multi-year contracts. They are generally one year under the terms of the contract; however, many of these contracts contain auto-renewal provisions and the Company’s customer relationships can span multiple years. Under certain claims management agreements, the Company receives consideration from a customer at contract inception prior to transferring services to the customer, however, the Company would begin performing services immediately. The period between a customer’s payment of consideration and the completion of the promised services is generally less than one year. There is no difference between the amount of promised consideration and the cash selling price of the promised services. The fee is billed upfront by the Company in order to provide customers with simplified and predictable ways of purchasing the Company’s services.

The patient management service line also offers the services of case managers who provide administration services by proactively managing medical treatment for claimants while also facilitating an understanding of and participation in their rehabilitation process. Revenue for case management services is recognized over time as the performance obligations are satisfied through the effort expended to manage the medical treatment for claimants and control of these services is transferred to the customer. Case management services are generally billed based on time incurred, are considered variable consideration, and revenue is recognized at the amount in which the Company has the right to invoice for services performed. The Company believes this approach reasonably reflects the transfer of the case management service to the customer.

Network Solutions Service Line

The network solutions service line consists primarily of medical bill review and third-party services. Medical bill review services provide an analysis of medical charges for customers’ claims to identify opportunities for savings. Medical bill review services revenue isrecognized at a point in time when control of the service is transferred to the customer. Revenue is recognized based upon the transfer of the results of the medical bill review service to the customer as this is the most accurate depiction of the transfer of the service to the customer. Medical bill review revenue is variable, generally based on performance metrics set forth in the underlying contracts. Each period, the Company bases its revenue estimates on a contract-by-contract basis. The Company makes its best estimate using amounts the Company has earned and expects to be collected using historical averages and other factors to project such revenues. Variable consideration is recognized when the Company concludes it is probable that a significant revenue reversal will not occur in future periods.

Third-party services revenue includes pharmacy, directed care services and other services, and includes amounts received from customers compensating the Company for certain third-party costs associated with providing its integrated network solutions services. The Company is considered the principal in these transactions as it directs the third party, controls the specified service and the pricing, performs program utilization review, directs payment to the provider, accepts the financial risk of loss associated with services rendered and combines the services provided into an integrated solution, as specified within the Company’s customer contracts. The Company has the ability to influence contractual fees with customers and possesses the financial risk of loss in certain contractual obligations. These factors indicate that the Company is the principal and therefore required to recognize gross revenue and operating expense from service-partner fees within the Company’s consolidated statements of income.

The following table presents revenues disaggregated by service line for the three and six months ended September 30, 2024 and 2023:

	Three Months Ended	Three Months Ended
	September 30, 2024	September 30, 2023
Patient management services	$147,173,000	$129,805,000
Network solutions services	77,207,000	65,717,000
Total services	$224,380,000	$195,522,000

	Six Months Ended	Six Months Ended
	September 30, 2024	September 30, 2023
Patient management services	$286,345,000	$257,643,000
Network solutions services	149,757,000	128,132,000
Total services	$436,102,000	$385,775,000

Arrangements with Multiple Performance Obligations

For many of the Company’s services, the Company typically has one performance obligation; however, the Company also provides the customer with an option to acquire additional services. The Company offers multiple services under its patient management and network solutions service lines. The Company typically provides a menu of offerings from which the customer may choose to purchase. The price of each service is separate and distinct to each customer. Pricing is generally consistent for each service irrespective of the other services or quantities requested by the customer.

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivables, unbilled receivables, and contract liabilities (reported as deferred revenues) on the Company’s consolidated balance sheets. Unbilled receivables are due to the Company, unconditionally, for services already rendered except for physical invoicing and the passage of time. Invoicing requirements vary by customer contract, but substantially all unbilled revenues are billed within one year.

	September 30, 2024	March 31, 2024
Billed receivables	$65,935,000	$58,936,000
Allowance for expected credit losses	(5,668,000)	(4,245,000)
Unbilled receivables	42,126,000	42,417,000
Accounts receivable, net	$102,393,000	$97,108,000

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

The table below presents the deferred revenues balance and the significant activity affecting deferred revenues during the six months ended September 30, 2024:

Six Months Ended
September 30, 2024
Beginning balance at April 1, 2024	$29,961,000
Additions	28,653,000
Revenue recognized from beginning of period	(9,635,000)
Revenue recognized from additions	(19,021,000)
Ending balance at September 30, 2024	$29,958,000

Remaining Performance Obligations

As of September 30, 2024, the Company had approximately $30.0 million of remaining performance obligations related to claims and non-claims services for which the price is fixed. Remaining performance obligations consist of deferred revenues. The Company expects to recognize approximately 98% of its remaining performance obligations as revenues within one year and expects to recognize the remaining balance as revenues thereafter. See the discussion below regarding the practical expedients elected for the disclosure of remaining performance obligations.

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

The Company does not disclose the value of remaining performance obligations for (i) contracts that the Company recognizes revenue for the amount it has the right to invoice for services performed, and (ii) contracts with variable consideration allocated entirely to a single performance obligation.

Note 3 — Stock-Based Compensation and Stock Options

Under the Company’s Restated Omnibus Incentive Plan (formerly the Restated 1988 Executive Stock Option Plan) (the “ Plan”) as in effect at September 30, 2024, options exercisable for up to 20,615,000 shares of the Company’s common stock may be granted over the life of the Plan to key employees, non-employee directors, and consultants at exercise prices not less than the fair market value of the common stock on the date of grant. Options granted under the Plan are non-statutory stock options and generally vest 25% one year from the date of grant with the remaining 75% vesting ratably each month over the following 36 months. The options granted to employees and the Company’s Board of Directors (the "Board") expire at the end of five years and ten years from the date of grant, respectively. All options granted in six months ended September 30, 2024 and 2023 were granted with an exercise price equal to the fair value of the Company’s common stock on the grant date and are non-statutory stock options.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model with the assumptions included in the table below. The Company uses historical data, among other factors, to estimate the expected volatility, the expected dividend yield and the expected option life. The Company accounts for forfeitures as they occur, rather than estimating expected forfeitures. The risk-free rate is based on the interest rate paid on a U.S. Treasury issue with a term similar to the estimated life of the option. The following assumptions were used to estimate the fair value of options granted during the three months ended September 30, 2024 and 2023 using the Black-Scholes option-pricing model:

	Three Months Ended	Three Months Ended
	September 30, 2024	September 30, 2023
Risk-free interest rate	3.89%	4.19%
Expected volatility	35%	36%
Expected dividend yield	0.00%	0.00%
Expected weighted average life of option in years	9.2 years	4.2 years

For the three months ended September 30, 2024 and 2023, the Company recorded stock-based compensation expense of $1,482,000 and $1,301,000, respectively. For the six months ended September 30, 2024 and 2023, the Company recorded stock-based compensation expense of $2,552,000 and $2,613,000, respectively. The table below shows the amounts recognized in the unaudited consolidated financial statements for stock-based compensation expense for time-based options and performance-based options during the three and six months ended September 30, 2024 and 2023, respectively.

	Three Months Ended
	September 30, 2024	September 30, 2023
Cost of revenues	$723,000	$679,000
General and administrative	759,000	622,000
Total cost of stock-based compensation included in income before income tax provision	1,482,000	1,301,000
Amount of income tax benefit recognized	(273,000)	(254,000)
Amount charged against net income	$1,209,000	$1,047,000
Effect on basic earnings per share	$(0.07)	$(0.06)
Effect on diluted earnings per share	$(0.07)	$(0.06)

	Six Months Ended
	September 30, 2024	September 30, 2023
Cost of revenues	$1,438,000	$1,347,000
General and administrative	1,114,000	1,266,000
Total cost of stock-based compensation included in income before income tax provision	2,552,000	2,613,000
Amount of income tax benefit recognized	(528,000)	(544,000)
Amount charged against net income	$2,024,000	$2,069,000
Effect on basic earnings per share	$(0.12)	$(0.12)
Effect on diluted earnings per share	$(0.12)	$(0.12)

The following table summarizes information for all stock options for the three and six months ended September 30, 2024 and 2023:

	Three Months Ended September 30, 2024		Three Months Ended September 30, 2023
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning	469,167	$136.02	611,901	$110.10
Options granted	6,250	306.82	16,500	222.26
Options exercised	(46,405)	93.04	(50,776)	74.53
Options cancelled/forfeited	(403)	167.86	(2,362)	145.71
Options outstanding, ending	428,609	$143.14	575,263	$116.31

	Six Months Ended September 30, 2024		Six Months Ended September 30, 2023
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning	489,727	$129.39	651,857	$108.10
Options granted	21,000	281.13	16,500	222.26
Options exercised	(79,350)	94.01	(90,247)	75.08
Options cancelled/forfeited	(2,768)	165.75	(2,847)	147.59
Options outstanding, ending	428,609	$143.14	575,263	$116.31

The following table summarizes the status of stock options outstanding and exercisable at September 30, 2024:

Range of Exercise Price	Number of Outstanding Options	Weighted Average Remaining Contractual Life	Outstanding Options – Weighted Average Exercise Price	Exercisable Options – Number of Exercisable Options	Exercisable Options – Weighted Average Exercise Price
$33.16 to $87.69	126,453	2.43	$68.03	125,847	$67.94
$87.70 to $155.99	143,695	2.84	143.06	68,685	135.24
$156.00 to $200.55	121,460	3.68	187.09	35,152	179.04
$200.56 to $306.82	37,001	5.62	255.82	3,569	222.26
Total	428,609	3.20	$143.14	233,253	$106.86

The following table summarizes the status of all outstanding options at September 30, 2024, and changes during the three months then ended:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value as of September 30, 2024
Options outstanding at July 1, 2024	469,167	$136.02
Granted	6,250	306.82
Exercised	(46,405)	93.04
Cancelled – forfeited	(403)	167.86
Cancelled – expired	—	—
Ending outstanding	428,609	$143.14	3.20	$78,758,230
Ending vested and expected to vest	367,624	$129.20	3.23	$69,625,471
Ending exercisable at September 30, 2024	233,253	$106.86	2.71	$51,322,012

The weighted-average grant-date fair value of options granted during the three months ended September 30, 2024 and 2023 was $155.72 and $85.83, respectively.

Included in the above-noted stock option grants and stock-based compensation expense are performance-based stock options that vest only upon the Company’s achievement of certain earnings per share targets that are assessed on a calendar year basis, as determined by the Board. These options were valued in the same manner as the time-based options. However, the Company only recognizes stock-based compensation expense to the extent that the targets are determined to be probable of being achieved, which triggers the vesting of the performance options. The Company recognized $454,000 and $338,000 of stock-based compensation expense for the three months ended September 30, 2024 and 2023, respectively, for performance-based stock options.

Note 4 — Treasury Stock

The Board initially approved the commencement of a stock repurchase program in the fall of 1996. In November 2022, the Board approved a 1,000,000 share expansion to the Company’s existing stock repurchase program, increasing the total number of shares of the Company’s common stock approved for repurchase over the life of the program to 39,000,000 shares. The stock repurchase program does not obligate the Company to acquire any amount of common stock and may be suspended or discontinued at any time at its discretion.

Since the commencement of the stock repurchase program, the Company has spent $813 million on the repurchase of 38,103,440 shares of its common stock, equal to 69% of the outstanding common stock had there been no repurchases. The average price of these repurchases was $21.34 per share. These repurchases were funded primarily by the net earnings of the Company, along with proceeds from the exercise of common stock options.

During the three and six months ended September 30, 2024, the Company repurchased 32,123 shares of the common stock for $9.6 million at an average price of $298.49 per share and 70,261 shares for $19.1 million at an average price of $272.06, respectively. The Company had 17,135,160 shares of common stock outstanding as of September 30, 2024, net of the 38,103,440 shares in treasury.

During the period subsequent to the quarter ended September 30, 2024, the Company repurchased 12,023 shares of the common stock for $3.7 million at an average price of $311.57 per share under the Company’s stock repurchase program.

Note 5 — Weighted Average Shares and Net Income Per Share

Net income per common and common equivalent share was computed by dividing net income by the weighted average number of common and common share equivalents outstanding during the period. The following table sets forth the calculations of the basic and diluted weighted average common shares for the three and six months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023
Net Income	$23,398,000	$19,898,000
Basic:
Weighted average common shares outstanding	17,133,000	17,123,000
Net Income per share	$1.37	$1.16
Diluted:
Weighted average common shares outstanding	17,133,000	17,123,000
Treasury stock impact of stock options	208,000	223,000
Total common and common equivalent shares	17,341,000	17,346,000
Net Income per share	$1.35	$1.15

	Six Months Ended September 30,
	2024	2023
Net Income	$44,975,000	$39,703,000
Basic:
Weighted average common shares outstanding	17,127,000	17,133,000
Net Income per share	$2.63	$2.32
Diluted:
Weighted average common shares outstanding	17,127,000	17,133,000
Treasury stock impact of stock options	200,000	232,000
Total common and common equivalent shares	17,327,000	17,365,000
Net Income per share	$2.60	$2.29

Note 6 — Contingencies and Legal Proceedings

The Company is involved in litigation arising in the ordinary course of business. The Company believes that resolution of these matters will not result in any payment that, individually or in the aggregate, would be material to the consolidated financial position or results of operations of the Company.

Note 7 — Accounts and Income Taxes Payable and Accrued Liabilities

The following tables set forth accounts payable, income taxes payable, and accrued liabilities at September 30, 2024 and March 31, 2024:

	September 30, 2024	March 31, 2024
Accounts payable	$13,700,000	$16,410,000
Income taxes payable and uncertain tax positions	474,000	221,000
Total accounts and taxes payable	$14,174,000	$16,631,000

	September 30, 2024	March 31, 2024
Payroll, payroll taxes and employee benefits	$36,533,000	$26,291,000
Customer deposits	109,110,000	88,142,000
Accrued professional service fees	9,617,000	9,838,000
Self-insurance accruals	3,488,000	3,818,000
Deferred revenue	29,958,000	29,961,000
Operating lease liabilities	8,779,000	8,864,000
Other	1,200,000	954,000
Total accrued liabilities	$198,685,000	$167,868,000

Note 8 — Leases

The Company determines if an arrangement contains a lease at contract inception. The Company's current lease agreements have remaining lease terms between 1 and 8 years. The Company recognizes a right-of-use (“ROU”) asset and a lease liability at the lease commencement date. The lease liability is initially measured at the present value of the unpaid lease payments as of the lease commencement date. Key estimates and judgments include how the Company determines (1) the discount rate it uses to discount the unpaid lease payments to present value, (2) the lease term, and (3) lease payments.

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

The Company’s lease agreements may include options to extend the lease following the initial term. At the time of adopting ASC 842, the Company determined that it was reasonably certain it would exercise the option to renew; accordingly, these options were considered in determining the initial lease term. The Company elected the practical expedient of hindsight in determining the option to renew. The Company has since reassessed the assumption of the renewal term and determined that due to the COVID-19 pandemic, the Company is now expecting more of its workforce to be working from home permanently. Therefore, expecting a reduction in overall square footage of office space needs, the Company no longer believes it is reasonably certain it will exercise most of its options to renew, and therefore, has removed the renewal term from several lease obligations. The subsequent re-measurement reduced the right-of-use asset and related lease liability on the consolidated balance sheet, but had an immaterial impact on the income statement.

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

The components of lease expense are as follows:

	Three Months Ended	Three Months Ended
	September 30, 2024	September 30, 2023
Operating lease expense	$2,304,000	$2,455,000
Finance lease expense	20,000	22,000
Short-term lease expense	13,000	91,000
Variable lease expense	151,000	126,000
Total lease expenses	$2,488,000	$2,694,000

	Six Months Ended	Six Months Ended
	September 30, 2024	September 30, 2023
Operating lease expense	$4,541,000	$5,218,000
Finance lease expense	41,000	44,000
Short-term lease expense	109,000	98,000
Variable lease expense	287,000	394,000
Total lease expenses	$4,978,000	$5,754,000

The following table presents the lease related assets and liabilities recorded on the Company’s consolidated balance sheets related to its operating leases:

	September 30, 2024	March 31, 2024
Right-of-use asset, net	$23,818,000	$24,058,000
Short-term lease liability	$8,779,000	$8,864,000
Long-term lease liability	22,922,000	22,533,000
Total lease liabilities	$31,701,000	$31,397,000
Weighted average remaining operating lease term	4.27 years	4.11 years
Weighted average remaining finance lease term	0.75 years	1.25 years
Weighted average discount rate	4.3%	3.7%

Supplemental cash flow information related to operating leases for the six months ended September 30, 2024 and 2023 was as follows:

	Six Months Ended	Six Months Ended
	September 30, 2024	September 30, 2023
Cash paid for amounts included in the measurement of operating lease liabilities	$3,996,000	$3,838,000
Operating lease liabilities arising from obtaining ROU assets	$51,648,000	$52,155,000
Finance lease liabilities arising from obtaining ROU assets	$358,000	$358,000
Additions/(reductions) to ROU assets resulting from additions/(reductions) to operating lease liabilities	$1,672,000	$(2,552,000)

As of September 30, 2024, maturities of operating lease liabilities for each of the next five years and thereafter are as follows:

2025	$5,182,000
2026	8,800,000
2027	7,165,000
2028	6,261,000
2029	4,048,000
Thereafter	3,591,000
Total lease payments	35,047,000
Less interest	(3,346,000)
Total lease liabilities	$31,701,000

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

The Company disclaims any obligations to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise. Actual future performance, outcomes, and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of these factors include (without limitation): general industry and economic conditions, including a decreasing number of national claims due to a decreasing number of injured workers; competition from other managed care companies and third party administrators; the Company's ability to renew or maintain contracts with its customers on favorable terms or at all; the ability to expand certain areas of the Company’s business; growth in the Company’s sale of third-party administrator (“TPA”) services; shifts in customer demands; increases in operating expenses, including employee wages, benefits and medical inflation; the ability of the Company to produce market-competitive software; cost of capital and capital requirements; the Company’s ability to attract and retain key personnel; the impact of possible cybersecurity incidents on the Company’s business; existing and possible litigation and legal liability in the course of operations and the Company’s ability to resolve such litigation; changes in regulations affecting the workers’ compensation, insurance and healthcare industries in general; governmental and public policy changes, including but not limited to legislative and administrative law and rule implementation or change; the impact of recently issued accounting standards on the Company’s consolidated financial statements; the availability of financing in the amounts, at the times, and on the terms necessary to support the Company’s future business; and the other risks identified in Part II, Item 1A of this report, under the heading “Risk Factors.”

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

Summary of Quarterly Results

The Company’s revenues increased to $224.4 million in the quarter ended September 30, 2024 from $195.5 million in the quarter ended September 30, 2023, an increase of $28.9 million, or 14.8%. This increase resulted from an increase in patient management and network solutions activity with new and existing customers.

Cost of revenues increased to $173.6 million in the quarter ended September 30, 2024 from $151.3 million in the quarter ended September 30, 2023, an increase of $22.4 million, or 14.8%. This increase was primarily due to the increase of 14.8% in revenue mentioned above.

General and administrative expense increased to $22.1 million in the quarter ended September 30, 2024 from $19.5 million in the quarter ended September 30, 2023, an increase of $2.5 million, or 13.0%. The increase in general and administrative expense was primarily due to the increase in total revenues of 14.8%. General and administrative expense in the quarter ended September 30, 2024 equaled approximately 10% of revenues. The Company expects general and administrative expense in future quarters to remain between 9% and 11% of revenues.

Income tax provision increased to $5.3 million in the quarter ended September 30, 2024 from $4.8 million in the quarter ended September 30, 2023, an increase of $0.5 million, or 9.5%. Income before income tax provision increased to $28.7 million in the quarter ended September 30, 2024 from $24.7 million in the quarter ended September 30, 2023, an increase of $4.0 million, or 16.0%. The effective tax rate was 18.4% for the quarter ended September 30, 2024 compared to 19.5% in the quarter ended September 30, 2023.

Diluted weighted average common and common equivalent shares were 17.3 million shares for the quarters ended September 30, 2024 and 2023, a decrease of 5,000 shares.

Diluted earnings per share increased to $1.35 per share in the quarter ended September 30, 2024 from $1.15 per share in the quarter ended September 30, 2023, an increase of $0.20 per share, or 17.4%. The increase in diluted earnings per share was primarily due to an increase in net income.

Results of Operations for the three months ended September 30, 2024 and 2023

The Company generates revenues from providing patient management and network solutions services to payors of workers’ compensation benefits, automobile insurance claims, and group health insurance benefits. The percentage of total revenue attributable to patient management and network solutions services for the three months ended September 30, 2024 and 2023 are as follows:

	September 30, 2024	September 30, 2023
Patient management services	65.6%	66.4%
Network solutions services	34.4%	33.6%

The following table sets forth, for the periods indicated, the dollar amounts, dollar and percent changes, share changes, and the percentage of revenues represented by certain items reflected in the Company’s unaudited consolidated income statements for the three months ended September 30, 2024 and 2023. The Company’s past operating results are not necessarily indicative of future operating results.

	Three Months Ended	Three Months Ended		Percentage
	September 30, 2024	September 30, 2023	Change	Change
Revenue	$224,380,000	$195,522,000	$28,858,000	14.8%
Cost of revenues	173,632,000	151,270,000	22,362,000	14.8%
Gross profit	50,748,000	44,252,000	6,496,000	14.7%
Gross profit as percentage of revenue	22.6%	22.6%
General and administrative expenses	22,078,000	19,538,000	2,540,000	13.0%
General and administrative as percentage of revenue	9.8%	10.0%
Income before income tax provision	28,670,000	24,714,000	3,956,000	16.0%
Income before income tax provision as percentage of revenue	12.8%	12.6%
Income tax provision	5,272,000	4,816,000	456,000	9.5%
Net income	$23,398,000	$19,898,000	$3,500,000	17.6%
Weighted average common and common equivalent shares
Basic	17,133,000	17,123,000	10,000	0.1%
Diluted	17,341,000	17,346,000	(5,000)	—
Net income per common and common equivalent shares
Basic	$1.37	$1.16	$0.21	18.1%
Diluted	$1.35	$1.15	$0.20	17.4%

Revenues

Change in revenue for the three months ended September 30, 2024 from the three months ended September 30, 2023

Revenues increased to $224.4 million in the three months ended September 30, 2024 from $195.5 million in the three months ended September 30, 2023, an increase of $28.9 million, or 14.8%. Patient management services revenues increased to $147.2 million from $129.8 million, an increase of $17.4 million, or 13.4%. This increase is primarily due to higher revenue from the Company’s TPA and related services. Total new claims increased by 5% during the three months ended September 30, 2024 compared to the three months ended September 30, 2023. Network solutions services revenues increased to $77.2 million from $65.7 million, an increase of $11.5 million, or 17.5%. Most of the increase is primarily attributable to the growth with new customers and, to a lesser extent, growth with existing customers.

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

Change in cost of revenues for the three months ended September 30, 2024 from the three months ended September 30, 2023

Cost of revenues increased to $173.6 million in the three months ended September 30, 2024 from $151.3 million in the three months ended September 30, 2023, an increase of $22.4 million, or 14.8%. The increase in cost of revenues was primarily due to the increase in total revenues of 14.8%. Additionally, there was an increase in salaries of 12.3% resulting from increased average headcount plus an increase in paid days equating to 8.6%. Headcount increased due to an increase in new and existing business volume.

General and Administrative Expense

For the three months ended September 30, 2024, general and administrative expense consisted of approximately 45% of corporate systems costs, which include the corporate systems support, implementation and training, rules engine development, national IT strategy and planning, depreciation of hardware costs in the Company’s corporate offices and backup data center, the Company’s nationwide area network, and other systems related costs. All IT-related costs managed by the corporate office are recorded under general and administrative expense whereas the field IT-related costs are included in the cost of revenues. The remaining general and administrative expense consists of national marketing, national sales support, corporate legal, corporate insurance, human resources, accounting, product management, new business development, and other general corporate expenses.

Change in general and administrative expense for the three months ended September 30, 2024 from the three months ended September 30, 2023

General and administrative expense increased to $22.1 million in the three months ended September 30, 2024 from $19.5 million in the three months ended September 30, 2023, an increase of $2.5 million, or 13.0%. The increase in general and administrative expense was primarily due to the increase in total revenues of 14.8%. General and administrative expense in the quarter ended September 30, 2024 equaled approximately 10% of revenues. The Company expects future quarters of general and administrative expense will remain to 9% to 11% of revenues.

Income Tax Provision

Change in income tax provision for the three months ended September 30, 2024 from the three months ended September 30, 2023

Income tax provision increased to $5.3 million in the three months ended September 30, 2024 from $4.8 million in the three months ended September 30, 2023, an increase of $0.5 million, or 9.5%. Income before income tax provision increased to $28.7 million in the three months ended September 30, 2024 from $24.7 million in the same period in the prior year, an increase of $4.0 million, or 16%. The effective tax rate was 18.4% for the three months ended September 30, 2024 compared to 19.5% in the same period in the prior year. The effective tax rate is less than the statutory tax rate primarily due to the impact of stock option exercises.

Results of Operations for the six months ended September 30, 2024 and 2023

The following table sets forth, for the periods indicated, the dollar amounts, dollar and percent changes, share changes, and the percentage of revenues represented by certain items reflected in the Company’s unaudited consolidated income statements for the six months ended September 30, 2024 and 2023. The Company’s past operating results are not necessarily indicative of future operating results.

	Six Months Ended	Six Months Ended		Percentage
	September 30, 2024	September 30, 2023	Change	Change
Revenue	$436,102,000	$385,775,000	$50,327,000	13.0%
Cost of revenues	337,200,000	299,644,000	37,556,000	12.5%
Gross profit	98,902,000	86,131,000	12,771,000	14.8%
Gross profit as percentage of revenue	22.7%	22.3%
General and administrative expenses	42,198,000	35,989,000	6,209,000	17.3%
General and administrative as percentage of revenue	9.7%	9.3%
Income before income tax provision	56,704,000	50,142,000	6,562,000	13.1%
Income before income tax provision as percentage of revenue	13.0%	13.0%
Income tax provision	11,729,000	10,439,000	1,290,000	12.4%
Net income	$44,975,000	$39,703,000	$5,272,000	13.3%
Weighted average common and common equivalent shares
Basic	17,127,000	17,133,000	(6,000)	—
Diluted	17,327,000	17,365,000	(38,000)	(0.2%)
Net income per common and common equivalent shares
Basic	$2.63	$2.32	$0.31	13.4%
Diluted	$2.60	$2.29	$0.31	13.5%

Revenues

Change in revenue to the six months ended September 30, 2024 from the six months ended September 30, 2023

Revenues increased to $436.1 million for the six months ended September 30, 2024 from $385.8 million for the six months ended September 30, 2023, an increase of $50.3 million, or 13.0%. Patient management services revenues increased to $286.3 million from $257.6 million, an increase of $28.7 million, or 11.1%. This increase is primarily due to higher revenue from the Company’s TPA and related services. Total new claims increased by 2.2% during the six months ended September 30, 2024 compared to the six months ended September 30, 2023. Network solutions services revenues increased to $149.8 million from $128.1 million, an increase of $21.6 million, or 16.9%. This increase is primarily due to increases in enhanced bill review programs services, which resulted in higher revenue per bill. Most of the increase came from growth with new and existing customers.

Cost of Revenues

Change in cost of revenues to the six months ended September 30, 2024 from the six months ended September 30, 2023

Cost of revenues increased to $337.2 million in the six months ended September 30, 2024 from $299.6 million in the six months ended September 30, 2023, an increase of $37.6 million, or 12.5%. The increase in cost of revenues was primarily due to the increase in total revenues of 13.0%. Additionally, there was an increase in salaries of 11.9% resulting from increased average headcount plus an increase in paid days equating to 8.6%. Headcount increased due to an increase in new and existing business volume.

General and Administrative Expense

Change in general and administrative expense to the six months ended September 30, 2024 from the six ended September 30, 2023

General and administrative expense increased to $42.2 million in the six months ended September 30, 2024 from $36.0 million in the six months ended September 30, 2023, an increase of $6.2 million, or 17.3%. The increase in general and administrative expense was primarily due to the increase in total revenues of 13.0%. General and administrative expense in the quarter ended September 30, 2024 equaled approximately 10.0% of revenues. Additionally, this increase was due to a one-time insurance recovery settlement from a lawsuit in 2011 that occurred during the quarter ended June 30, 2023 that decreased general and administrative expense in the prior year.

Income Tax Provision

Change in income tax provision to the six months ended September 30, 2024 from the six ended September 30, 2023

Income tax expense increased to $11.7 million for the six months ended September 30, 2024 from $10.4 million for the six months ended September 30, 2023, an increase of $1.3 million, or 12.4%. Income before income tax provision increased to $56.7 million in the six months ended September 30, 2024 from $50.1 million in the same period in the prior year, an increase of $6.6 million, or 13.1%. The income tax expense as a percentage of income before income taxes, also known as the effective tax rate, was 20.7% for the six months ended September 30, 2024 and 20.8% for the six months ended September 30, 2023. For the six months ended September 30, 2024 and 2023, the effective tax rate is less than the statutory tax rate primarily because of the impact of the stock option exercises.

Liquidity and Capital Resources

The Company has historically funded its operations and capital expenditures primarily from cash flow from operations, and to a lesser extent, proceeds from stock option exercises. Working capital increased to $150.5 million as of September 30, 2024 from $117.7 million as of March 31, 2024, an increase of $32.7 million. Cash increased to $138.3 million as of September 30, 2024 from $105.6 million as of March 31, 2024, an increase of $32.8 million. This is primarily due to the increase in net income, and to a lesser extent, a decrease in spending to repurchase shares of the Company's common stock under its stock repurchase program.

The Company is not currently party to off-balance sheet arrangements as defined by SEC rules. However, from time to time the Company enters into certain types of contracts that contingently require the Company to indemnify parties against third-party claims. The contracts primarily relate to: (i) certain contracts to perform services, under which the Company may provide customary indemnification for the purchases of such services, (ii) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises, and (iii) certain agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of certain actions taken by such persons, acting in their respective capacities within the Company. The terms of such customary obligations vary by contract and in most instances a specific or maximum dollar amount is not explicitly stated therein. Generally, amounts under these contracts cannot be reasonably estimated until a specific claim is asserted. Consequently, no material liabilities have been recorded for these obligations on the Company’s balance sheets for any of the periods presented.

As of September 30, 2024, the Company had $138.3 million in cash and cash equivalents, invested primarily in short-term, interest-bearing, highly liquid investment grade securities with maturities of 90 days or less.

The Company believes its cash and cash equivalents, cash generated from ongoing operations and funds received from exercises of employee stock options will be sufficient to satisfy its cash requirements for the next 12 months and beyond, including its existing obligations, repurchase shares of the Company's common stock under its current stock repurchase program, introduce new services, and continue to develop the Company’s healthcare related services for at least the next twelve months. Should the Company experience lower income or cash flows, repurchases under the stock repurchase program may be reduced or eliminated until earnings and cash flow return to comfortable levels. The Company regularly evaluates its cash requirements for current operations, commitments, capital acquisitions, and other strategic transactions. The Company may elect to raise additional funds for these purposes, through debt or equity financings or otherwise, as appropriate. However, additional equity or debt financing may not be available, with terms favorable to the Company, or at all, when needed.

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

Operating Activities

Six months ended September 30, 2024 compared to six months ended September 30, 2023

Net cash provided by operating activities increased to $62.7 million in the six months ended September 30, 2024 from $54.6 million in the six months ended September 30, 2023, an increase of $8.1 million. The increase in cash flow from operating activities was primarily due to the increase in net income.

Investing Activities

Six months ended September 30, 2024 compared to six months ended September 30, 2023

Net cash flow used in investing activities increased to $17.6 million in the six months ended September 30, 2024 from $12.3 million in the six months ended September 30, 2023, an increase of $5.3 million. The Company increased its spending primarily on developed software, offset by a reduction in its spending on furniture and leasehold improvements as the Company reduces its lease footprint.

Financing Activities

Six months ended September 30, 2024 compared to six months ended September 30, 2023

Net cash flow used in financing activities decreased to $12.4 million for the six months ended September 30, 2024 from $21.9 million for the six months ended September 30, 2023, a decrease of $9.5 million. The decrease in net cash used in financing activities was primarily due to a decrease in spending on share repurchases to $19.1 million for the six months ended September 30, 2024from $27.2 million for the six months ended September 30, 2023, offset by stock option exercises increasing to $6.4 million for the six months ended September 30, 2024 from $4.9 million for the six months ended September 30, 2023. The Company has historically used cash provided by operating activities and from the exercise of stock options to repurchase stock. The Company expects that it may use a portion of its cash balance to repurchase additional shares of its common stock under its stock repurchase program in the future; however, there can be no assurance that any further stock repurchases will be made.

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

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in market risk from those addressed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024 during the three months ended September 30, 2024. See the information set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There has also been increased regulatory scrutiny of the use of “big data” techniques, machine learning, and artificial intelligence. It is likely that we will be subject to new regulations that could materially adversely affect our operations or ability to write business profitably in one or more jurisdictions. In addition, regulators have recently requested information from insurers on their use of algorithms, artificial intelligence and machine learning. We have internal policies governing the use of artificial intelligence by our employees designed to protect the company from breaches of data privacy, liability and regulatory enforcement risk; however, if our employees violate these policies, it could expose us to such risks. Our exposure to these risks also could increase if our vendors, suppliers, or other third-party providers employ artificial intelligence in relation to the products or services they provide to us, as we have limited control over such use in third-party products or services. These risks include, among others, the input of confidential information, including material non-public information, in contravention of our policies or contractual restrictions to which any of the foregoing are subject, or in violation of applicable laws or regulations, including those relating to data protection. We cannot predict what, if any, regulatory actions may be taken with regard to “big data,” but any limitations could have a material impact on our business, business processes, financial condition, and results of operations.

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

In 1996, the Board authorized a stock repurchase program and, since then, has periodically increased the number of shares authorized for repurchase under the program. The most recent increase occurred in November 2022 and brought the number of shares authorized for repurchase over the life of the program to 39,000,000 shares. There is no expiration date for the repurchase program. The timing and actual number of shares repurchased, if any, will depend on a variety of factors including the timing of open trading windows, trading price, corporate and regulatory requirements, and market conditions. The stock repurchase program does not obligate us to acquire any amount of common stock and may be suspended or discontinued at any time at our discretion. Repurchases pursuant to our stock repurchase program could affect our stock price, increase the volatility of the price of our common stock and reduce the market liquidity for our common stock. Additionally, repurchases under our stock repurchase program will diminish our cash reserves, which could strain our liquidity, impact our ability to pursue future strategic opportunities and acquisitions, and result in lower overall returns on our cash balances. There can be no assurance that any further stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares of common stock. Although our stock repurchase program is intended to enhance long-term stockholder value, there is no guarantee we will be successfully in achieving this objective.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

Not Applicable.

Issuer Purchases of Equity Securities

The following table sets forth the repurchases of our common stock made by or on behalf of the Company during the quarter ended September 30, 2024, all of which were made in open-market purchases pursuant to our publicly announced stock repurchase plan.

			Total Number of	Maximum Number
			Shares Purchased	of Shares Remaining
			as Part of Publicly	Available to
	Total Number of	Average Price Paid	Announced	be Purchased
Period	Shares Purchased	Per Share	Program	Under the Program
July 1 to July 31, 2024	11,865	$277.77	11,865	916,818
August 1 to August 31, 2024	10,723	$307.37	10,723	906,095
September 1 to September 30, 2024	9,535	$314.22	9,535	896,560
Total	32,123	$298.47	32,123	896,560

In 1996, the Board authorized a stock repurchase program for up to 100,000 shares of our common stock. The Board has periodically increased the number of shares authorized for repurchase under the repurchase program. In November 2022, the Board increased the number of shares of common stock authorized to be repurchased over the life of the program by 1,000,000 shares to 39,000,000 shares. There is no expiration date for the program. The program does not obligate us to acquire any amount of common stock and may be suspended or discontinued at any time at our discretion.

During the three months ended September 30, 2024, the Company repurchased 32,123 shares of its common stock for $9.6 million under the program, reflecting an average price of $298.49 per share. As of September 30, 2024, the Company had repurchased 38,103,440 shares of its common stock over the life of the program.

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

During the three months ended September 30, 2024, none of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K).

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

CORVEL CORPORATION

Dated: November 7, 2024	By:	/s/ Michael G. Combs
Michael G. Combs, Chief Executive Officer and President (Principal Executive Officer)

Dated: November 7, 2024	By:	/s/ Brandon T. O’Brien
Brandon T. O’Brien,
Chief Financial Officer (Principal Financial Officer)