Form 10-Q
period 2024-12-31
CORVEL CORP
filed 2025-02-06
CIK 874866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

or

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

The number of shares outstanding of the registrant's Common Stock, $0.0001 par value per share, as of February 3, 2025, was 51,359,138.

CORVEL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

CORVEL CORPORATION

Consolidated Balance Sheets

	December 31, 2024	March 31, 2024
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$162,944,000	$105,563,000
Customer deposits	99,496,000	88,142,000
Accounts receivable, net	106,178,000	97,108,000
Prepaid taxes and expenses	14,543,000	11,418,000
Total current assets	383,161,000	302,231,000
Property and equipment, net	91,256,000	85,892,000
Goodwill	36,814,000	36,814,000
Other intangibles, net	505,000	821,000
Right-of-use asset, net	21,940,000	24,058,000
Deferred tax asset, net	4,639,000	3,545,000
Other assets	462,000	1,318,000
TOTAL ASSETS	$538,777,000	$454,679,000
Liabilities and Stockholders' Equity
Current Liabilities
Accounts and taxes payable	$16,630,000	$16,631,000
Accrued liabilities	200,108,000	167,868,000
Total current liabilities	216,738,000	184,499,000
Long-term lease liabilities	21,189,000	22,533,000
Total liabilities	237,927,000	207,032,000
Commitments and contingencies
Stockholders' Equity
Common stock, $.0001 par value: 360,000,000 shares authorized at December 31, 2024 and March 31, 2024; 165,763,203 shares issued (51,367,173 shares outstanding, net of Treasury shares) and 165,486,225 shares issued (51,386,688 shares outstanding, net of Treasury shares) at December 31, 2024 and March 31, 2024, respectively	5,000	3,000
Paid-in capital	246,693,000	233,629,000
Treasury stock (114,396,030 shares at December 31, 2024 and 114,099,537 shares at March 31, 2024)	(822,514,000)	(793,905,000)
Retained earnings	876,666,000	807,920,000
Total stockholders' equity	300,850,000	247,647,000
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$538,777,000	$454,679,000

See accompanying notes to unaudited consolidated financial statements.

CORVEL CORPORATION

Consolidated Income Statements – (Unaudited)

	Three Months Ended
	December 31, 2024	December 31, 2023
REVENUES	$227,973,000	$202,303,000
Cost of revenues	175,115,000	160,143,000
Gross profit	52,858,000	42,160,000
General and administrative expenses	22,058,000	19,798,000
Income before income tax provision	30,800,000	22,362,000
Income tax provision	7,029,000	5,267,000
NET INCOME	$23,771,000	$17,095,000
Net income per common and common equivalent share
Basic	$0.46	$0.33
Diluted	$0.46	$0.33
Weighted average common and common equivalent shares
Basic	51,388,000	51,318,000
Diluted	52,038,000	51,978,000

See accompanying notes to unaudited consolidated financial statements.

CORVEL CORPORATION

Consolidated Income Statements – (Unaudited)

	Nine Months Ended
	December 31, 2024	December 31, 2023
REVENUES	$664,075,000	$588,078,000
Cost of revenues	512,528,000	459,788,000
Gross profit	151,547,000	128,290,000
General and administrative expenses	64,043,000	55,786,000
Income before income tax provision	87,504,000	72,504,000
Income tax provision	18,758,000	15,706,000
NET INCOME	$68,746,000	$56,798,000
Net income per common and common equivalent share
Basic	$1.34	$1.11
Diluted	$1.32	$1.09
Weighted average common and common equivalent shares
Basic	51,384,000	51,372,000
Diluted	51,999,000	52,056,000

See accompanying notes to unaudited consolidated financial statements.

CORVEL CORPORATION

Consolidated Statements of Stockholders’ Equity – (Unaudited)

	Three Months Ended December 31, 2024
	Common Shares	Stock Amount	Paid-in- Capital	Treasury Shares	Treasury Stock	Retained Earnings	Total Stockholders' Equity
Balance – September 30, 2024	165,715,800	$3,000	$242,894,000	(114,310,320)	$(813,020,000)	$852,895,000	$282,772,000
Stock issued under stock option plan, net of shares repurchased	47,403	—	1,978,000	—	—	—	1,978,000
Stock-based compensation expense	—	—	1,823,000	—	—	—	1,823,000
Purchase of treasury stock	—	—	—	(85,710)	(9,494,000)	—	(9,494,000)
Adjusted shares outstanding	—	2,000	(2,000)	—	—	—	—
Net income	—	—	—	—	—	23,771,000	23,771,000
Balance – December 31, 2024	165,763,203	$5,000	$246,693,000	(114,396,030)	$(822,514,000)	$876,666,000	$300,850,000

	Three Months Ended December 31, 2023
	Common Shares	Stock Amount	Paid-in- Capital	Treasury Shares	Treasury Stock	Retained Earnings	Total Stockholders' Equity
Balance – September 30, 2023	165,212,526	$3,000	$226,595,000	(113,854,077)	$(775,400,000)	$771,371,000	$222,569,000
Stock issued under stock option plan, net of shares repurchased	71,478	—	2,114,000	—	—	—	2,114,000
Stock-based compensation expense	—	—	1,076,000	—	—	—	1,076,000
Purchase of treasury stock	—	—	—	(131,973)	(9,324,000)	—	(9,324,000)
Net income	—	—	—	—	—	17,095,000	17,095,000
Balance – December 31, 2023	165,284,004	$3,000	$229,785,000	(113,986,050)	$(784,724,000)	$788,466,000	$233,530,000

	Nine Months Ended December 31, 2024
	Common Shares	Stock Amount	Paid-in- Capital	Treasury Shares	Treasury Stock	Retained Earnings	Total Stockholders' Equity
Balance – March 31, 2024	165,486,225	$3,000	$233,629,000	(114,099,537)	$(793,905,000)	$807,920,000	$247,647,000
Stock issued under employee stock purchase plan	3,306	—	342,000	—	—	—	342,000
Stock issued under stock option plan, net of shares repurchased	273,672	—	8,348,000	—	—	—	8,348,000
Stock-based compensation expense	—	—	4,376,000	—	—	—	4,376,000
Purchase of treasury stock	—	—	—	(296,493)	(28,609,000)	—	(28,609,000)
Adjusted shares outstanding	—	2,000	(2,000)	—	—	—	—
Net income	—	—	—	—	—	68,746,000	68,746,000
Balance – December 31, 2024	165,763,203	$5,000	$246,693,000	(114,396,030)	$(822,514,000)	$876,666,000	$300,850,000

	Nine Months Ended December 31, 2023
	Common Shares	Stock Amount	Paid-in- Capital	Treasury Shares	Treasury Stock	Retained Earnings	Total Stockholders' Equity
Balance – March 31, 2023	164,962,098	$3,000	$218,700,000	(113,453,598)	$(748,195,000)	$731,668,000	$202,176,000
Stock issued under employee stock purchase plan	5,391	—	336,000	—	—	—	336,000
Stock issued under stock option plan, net of shares repurchased	316,515	—	7,059,000	—	—	—	7,059,000
Stock-based compensation expense	—	—	3,690,000	—	—	—	3,690,000
Purchase of treasury stock	—	—	—	(532,452)	(36,529,000)	—	(36,529,000)
Net income	—	—	—	—	—	56,798,000	56,798,000
Balance – December 31, 2023	165,284,004	$3,000	$229,785,000	(113,986,050)	$(784,724,000)	$788,466,000	$233,530,000

See accompanying notes to unaudited consolidated financial statements.

CORVEL CORPORATION

Consolidated Statements of Cash Flows – (Unaudited)

	Nine Months Ended
	December 31, 2024	December 31, 2023
Cash Flows from Operating Activities
NET INCOME	$68,746,000	$56,798,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,935,000	19,569,000
Loss on write down or disposal of property, capitalized software or investment	112,000	222,000
Stock-based compensation expense	4,376,000	3,690,000
Provision for expected credit losses	1,400,000	1,300,000
Deferred income tax	(1,094,000)	(923,000)
Changes in operating assets and liabilities
Accounts receivable	(10,470,000)	(12,923,000)
Customer deposits	(11,354,000)	(816,000)
Prepaid taxes and expenses	(3,126,000)	(2,518,000)
Other assets	856,000	(34,000)
Accounts and taxes payable	(1,000)	(2,904,000)
Accrued liabilities	32,240,000	20,675,000
Operating leases, net	774,000	1,856,000
Net cash provided by operating activities	104,394,000	83,992,000
Cash Flows from Investing Activities
Purchase of property and equipment	(27,094,000)	(19,193,000)
Net cash used in investing activities	(27,094,000)	(19,193,000)
Cash Flows from Financing Activities
Purchase of treasury stock	(28,609,000)	(36,529,000)
Proceeds from exercise of common stock options	8,348,000	7,059,000
Proceeds from purchases under employee stock purchase plan	342,000	336,000
Net cash used in financing activities	(19,919,000)	(29,134,000)
Increase in cash and cash equivalents	57,381,000	35,665,000
Cash and cash equivalents at beginning of period	105,563,000	71,329,000
Cash and cash equivalents at end of period	$162,944,000	$106,994,000
Supplemental Cash Flow Information:
Income taxes paid	$20,787,000	$19,269,000
Purchase of software license under finance agreement	$—	$2,728,000

See accompanying notes to unaudited consolidated financial statements.

CORVEL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2024

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

Certain information and note disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2024, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2025. For further information, refer to the audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2024, included in the Company's Annual Report on Form 10-K filed with the SEC on May 24, 2024.

Forward Stock Split and Authorzied Share Increase: On December 24, 2024, the Company (i) effected a three-for-one forward stock split (the “Stock Split”) of its common stock, par value $0.0001 (the “common stock”), and (ii) proportionately increased the number of authorized shares of common stock from 120,000,000 shares to 360,000,000 shares (the “Authorized Share Increase”). The Stock Split and Authorized Share Increase were effected through the filing of an amendment of the Company’s Fourth Amended and Restated Certificate of Incorporation (the “Charter Amendment”) with the Secretary of State of the State of Delaware. The Charter Amendment did not provide for any increase in the number of authorized shares of preferred stock. As a result of the Stock Split, every one share of common stock outstanding or held in treasury on December 23, 2024, the record date for the Stock Split, was automatically split into three shares of common stock. The additional shares of common stock were distributed on December 24, 2024. The common stock commenced trading on a post-stock split adjusted basis at market open on December 26, 2024. All prior period share, equity award and per share amounts and calculations in these consolidated financial statements and elsewhere in this report have been retroactively adjusted to reflect the Stock Split.

Recent Accounting Pronouncements: In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, to require disaggregated disclosure of certain income statement expense line items, such as purchases of inventory, employee compensation, and, depreciation and amortization. The new standard is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments should be applied prospectively, but retrospective application is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires more detailed information about a reportable segment expenses. The new standard is effective on a retrospective basis for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

Note 2 – Revenue Recognition

Revenue from Contracts with Customers

The Company generates revenue through its patient management and network solutions service lines. The Company operates in one reportable operating segment: managed care. Revenue is recognized when control of the promised services is transferred to the Company’s customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. As the Company completes its performance obligations, which are described in greater detail below, it has an unconditional right to consideration pursuant to the Company’s contracts. Generally, the Company’s accounts receivable are expected to be collected in 30 days in accordance with the underlying payment terms.

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

The Company’s obligation to manage claims and cases under patient management service line contracts range from less than one year to multiple years. The term of these contracts are typically one year; however, many of these contracts contain auto-renewal provisions leading the Company’s customer relationships to span multiple years. Under certain claims management agreements, the Company receives consideration from a customer at contract inception prior to transferring services to the customer, however, the Company would begin performing services immediately. The period between a customer’s payment of consideration and the completion of the promised services is generally less than one year. There is no difference between the amount of promised consideration and the cash selling price of the promised services. The fee is billed upfront by the Company in order to provide customers with simplified and predictable ways of purchasing the Company’s services.

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

Network Solutions Service Line

The network solutions service line consists primarily of medical bill review and third-party services. Medical bill review services provide an analysis of medical charges for customers’ claims to identify opportunities for savings. Revenue from medical bill review services is recognized at a point in time when control of the service is transferred to the customer, based upon the transfer of the results of the medical bill review service to the customer as this is the most accurate depiction of the transfer of the service to the customer. Medical bill review revenue is variable, generally based on performance metrics set forth in the underlying contracts. Each period, the Company bases its revenue estimates on a contract-by-contract basis. The Company makes its best estimate using amounts the Company has earned and expects to be collected using historical averages and other factors to project such revenues. Variable consideration is recognized when the Company concludes it is probable that a significant revenue reversal will not occur in future periods.

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

The following table presents revenues disaggregated by service line for the three and nine months ended December 31, 2024 and 2023:

	Three Months Ended
	December 31, 2024	December 31, 2023
Patient management services	$145,860,000	$131,756,000
Network solutions services	82,113,000	70,547,000
Total services	$227,973,000	$202,303,000

	Nine Months Ended
	December 31, 2024	December 31, 2023
Patient management services	$432,206,000	$389,398,000
Network solutions services	231,869,000	198,680,000
Total services	$664,075,000	$588,078,000

Arrangements with Multiple Performance Obligations

The Company offers multiple services under its patient management and network solutions service lines. While it provides a menu of offerings from which its customers may choose to purchase, the Company typically has one performance obligation per customer. The Company always provides its customers with an option to contract additional services. The price of each service is separate and distinct to each customer. Pricing is generally consistent for each service irrespective of the other services or quantities requested by the customer.

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivables, unbilled receivables, and contract liabilities (reported as deferred revenues) on the Company’s consolidated balance sheets. Unbilled receivables are unconditionally due to the Company for services already rendered, except for physical invoicing and the passage of time. Invoicing requirements vary by customer contract, but substantially all unbilled revenues are billed within one year.

	December 31, 2024	March 31, 2024
Billed receivables	$69,933,000	$58,936,000
Allowance for expected credit losses	(7,247,000)	(4,245,000)
Unbilled receivables	43,492,000	42,417,000
Accounts receivable, net	$106,178,000	$97,108,000

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

The table below presents the deferred revenues balance and the significant activity affecting deferred revenues during the nine months ended December 31, 2024:

Nine Months Ended
December 31, 2024
Beginning balance at April 1, 2024	$29,961,000
Additions	43,587,000
Revenue recognized from beginning of period	(13,242,000)
Revenue recognized from additions	(29,573,000)
Ending balance at December 31, 2024	$30,733,000

Remaining Performance Obligations

As of December 31, 2024, the Company had approximately $30.7 million of remaining performance obligations related to claims and non-claims services for which the price is fixed. Remaining performance obligations consist of deferred revenues. The Company expects to recognize approximately 98% of its remaining performance obligations as revenues within one year and expects to recognize the remaining balance as revenues thereafter. See the discussion below regarding the practical expedients elected for the disclosure of remaining performance obligations.

Costs to Obtain a Contract

The Company has an internal sales force compensation program where remuneration is based solely on the revenues recognized in the period and does not represent an incremental cost to the Company, which provides a future benefit expected to be longer than one year and would meet the criteria to be capitalized and presented on the Company’s consolidated balance sheets.

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

Note 3 — Stock-Based Compensation and Stock Options

Under the Company’s Restated Omnibus Incentive Plan (formerly the Restated 1988 Executive Stock Option Plan) (the “Plan”) as in effect at December 31, 2024, options exercisable for up to 61,845,000 shares of the Company’s common stock may be granted over the life of the Plan to key employees, non-employee directors, and consultants at exercise prices not less than the fair market value of the common stock on the date of grant. Options granted under the Plan are non-statutory stock options and generally vest 25% one year from the date of grant with the remaining 75% vesting ratably each month over the following 36 months. The options granted to employees and directors expire at the end of five years and ten years from the date of grant, respectively. No options were granted during the three months ended December 31, 2024. All options granted in the nine months ended December 31, 2024 and in the three and nine months ended December 31, 2023, were granted with an exercise price equal to the fair value of the Company’s common stock on the grant date and are non-statutory stock options.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model with the assumptions included in the table below. The Company uses historical data, among other factors, to estimate the expected volatility, the expected dividend yield and the expected option life. The Company accounts for forfeitures as they occur, rather than estimating expected forfeitures. The risk-free rate is based on the interest rate paid on a U.S. Treasury issue with a term similar to the estimated life of the option. No options were granted during the three months ended December 31, 2024. The following assumptions were used to estimate the fair value of options granted during the three months ended December 31, 2023, using the Black-Scholes option-pricing model:

Three Months Ended
December 31, 2023
Risk-free interest rate	4.65%
Expected volatility	36%
Expected dividend yield	0.00%
Expected weighted average life of option in years	4.2 years

For the three months ended December 31, 2024 and 2023, the Company recorded stock-based compensation expense of $1,823,000 and $1,076,000, respectively. For the nine months ended December 31, 2024 and 2023, the Company recorded stock-based compensation expense of $4,376,000 and $3,690,000, respectively. The table below shows the amounts recognized in the unaudited consolidated financial statements for stock-based compensation expense for time-based options and performance-based options during the three and nine months ended December 31, 2024 and 2023, respectively.

	Three Months Ended
	December 31, 2024	December 31, 2023
Cost of revenues	$685,000	$731,000
General and administrative	1,138,000	345,000
Total cost of stock-based compensation included in income before income tax provision	1,823,000	1,076,000
Amount of income tax benefit recognized	(416,000)	(254,000)
Amount charged against net income	$1,407,000	$822,000
Effect on basic earnings per share	$(0.03)	$(0.02)
Effect on diluted earnings per share	$(0.03)	$(0.02)

	Nine Months Ended
	December 31, 2024	December 31, 2023
Cost of revenues	$2,123,000	$2,078,000
General and administrative	2,253,000	1,612,000
Total cost of stock-based compensation included in income before income tax provision	4,376,000	3,690,000
Amount of income tax benefit recognized	(938,000)	(799,000)
Amount charged against net income	$3,438,000	$2,891,000
Effect on basic earnings per share	$(0.07)	$(0.06)
Effect on diluted earnings per share	$(0.07)	$(0.06)

The following table summarizes information for all stock options for the three and nine months ended December 31, 2024 and 2023:

	Three Months Ended
	December 31, 2024		December 31, 2023
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning	1,285,827	$47.71	1,725,789	$38.77
Options granted	—	—	129,000	66.85
Options exercised	(48,108)	42.82	(73,998)	31.59
Options cancelled/forfeited	(6,894)	68.49	(10,569)	49.81
Options outstanding, ending	1,230,825	$47.79	1,770,222	$41.05

	Nine Months Ended
	December 31, 2024		December 31, 2023
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning	1,469,181	$43.13	1,955,571	$36.03
Options granted	63,000	93.71	178,500	68.86
Options exercised	(286,158)	33.27	(344,739)	26.44
Options cancelled/forfeited	(15,198)	61.26	(19,110)	49.45
Options outstanding, ending	1,230,825	$47.79	1,770,222	$41.05

The following table summarizes the status of stock options outstanding and exercisable at December 31, 2024:

Range of Exercise Price	Number of Outstanding Options	Weighted Average Remaining Contractual Life	Outstanding Options – Weighted Average Exercise Price	Exercisable Options – Number of Exercisable Options	Exercisable Options – Weighted Average Exercise Price
$11.05 to $29.23	365,172	2.25	$22.64	365,172	$22.64
$29.24 to $52.00	411,330	2.64	47.97	212,598	45.52
$52.01 to $66.85	346,896	3.46	62.40	116,964	60.29
$66.86 to $102.27	107,427	5.41	85.38	12,009	74.09
Total	1,230,825	3.00	$47.79	706,743	$36.63

The following table summarizes the status of all outstanding options at December 31, 2024, and changes during the three months then ended:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value as of December 31, 2024
Options outstanding at October 1, 2024	1,285,827	$47.71
Granted	—	—
Exercised	(48,108)	42.82
Cancelled – forfeited	(6,894)	68.49
Cancelled – expired	—	—
Ending outstanding	1,230,825	$47.79	3.00	$78,123,656
Ending vested and expected to vest	1,074,012	$46.12	3.04	$69,960,809
Ending exercisable at December 31, 2024	706,743	$36.63	2.53	$52,746,881

There were no options granted during the three months ended December 31, 2024. The weighted-average grant-date fair value of options granted during the three months ended December 31, 2023. was $23.86.

Included in the above-noted stock option grants and stock-based compensation expense are performance-based stock options that vest only upon the Company’s achievement of certain earnings per share targets that are assessed on a calendar year basis, as determined by the Company’s Board of Directors (the “Board”). These options were valued in the same manner as the time-based options. However, the Company only recognizes stock-based compensation expense to the extent that the targets are determined to be probable of being achieved, which triggers the vesting of the performance options. The Company recognized $819,000 and $58,000 of stock-based compensation expense for the three months ended December 31, 2024 and 2023, respectively, for performance-based stock options. The Company recognized $1,354,000 and $758,0000 of stock-based compensation expense for the nine months ended December 31, 2024 and 2023, respectively, for performance-based stock options.

Note 4 — Treasury Stock

The Board initially approved the commencement of a stock repurchase program in the fall of 1996. In November 2022, the Board approved a 3,000,000 share expansion to the Company’s existing stock repurchase program, increasing the total number of shares of the Company’s common stock approved for repurchase over the life of the program to 117,000,000 shares. The stock repurchase program does not obligate the Company to acquire any amount of common stock and may be suspended or discontinued at any time at its discretion. During the quarter ended December 31, 2024, the Company effected the Stock Split. All prior period share, equity award and per share amounts and calculations in these consolidated financial statements and elsewhere in this report have been retroactively adjusted to reflect the Stock Split.

Since the commencement of the stock repurchase program, the Company has spent $823 million on the repurchase of 114,396,030 shares of its common stock, equal to 69% of the outstanding common stock had there been no repurchases. The average price of these repurchases was $7.19 per share. These repurchases were funded primarily by the net earnings of the Company, along with proceeds from the exercise of common stock options.

During the three and nine months ended December 31, 2024, the Company repurchased 85,710 shares of the common stock for $9.5 million at an average price of $111.87 per share and 296,493 shares for $28.6 million at an average price of $96.81, respectively. The Company had 51,367,173 shares of common stock outstanding as of December 31, 2024, net of the 114,396,030 shares in treasury.

During the period subsequent to the quarter ended December 31, 2024, the Company repurchased 28,233 shares of the common stock for $3.1 million at an average price of $111.51 per share under the Company’s stock repurchase program.

Note 5 — Weighted Average Shares and Net Income Per Share

Net income per common and common equivalent share was computed by dividing net income by the weighted average number of common and common share equivalents outstanding during the period. During the quarter ended December 31, 2024, the Company effected the Stock Split. All prior period share, equity award and per share amounts and calculations in these consolidated financial statements and elsewhere in this report have been retroactively adjusted to reflect Stock Split. The following table sets forth the calculations of the basic and diluted weighted average common shares for the three and nine months ended December 31, 2024 and 2023:

	Three Months Ended
	December 31, 2024	December 31, 2023
Net Income	$23,771,000	$17,095,000
Basic:
Weighted average common shares outstanding	51,388,000	51,318,000
Net Income per share	$0.46	$0.33
Diluted:
Weighted average common shares outstanding	51,388,000	51,318,000
Treasury stock impact of stock options	650,000	660,000
Total common and common equivalent shares	52,038,000	51,978,000
Net Income per share	$0.46	$0.33

	Nine Months Ended
	December 31, 2024	December 31, 2023
Net Income	$68,746,000	$56,798,000
Basic:
Weighted average common shares outstanding	51,384,000	51,372,000
Net Income per share	$1.34	$1.11
Diluted:
Weighted average common shares outstanding	51,384,000	51,372,000
Treasury stock impact of stock options	615,000	684,000
Total common and common equivalent shares	51,999,000	52,056,000
Net Income per share	$1.32	$1.09

Note 6 — Contingencies and Legal Proceedings

The Company is involved in litigation arising in the ordinary course of business. The Company believes that resolution of these matters will not result in any payment that, individually or in the aggregate, would be material to the consolidated financial position or results of operations of the Company.

Note 7 — Accounts and Income Taxes Payable and Accrued Liabilities

The following tables set forth accounts payable, income taxes payable, and accrued liabilities at December 31, 2024 and March 31, 2024:

	December 31, 2024	March 31, 2024
Accounts payable	$14,585,000	$16,410,000
Income taxes payable and uncertain tax positions	2,045,000	221,000
Total accounts and taxes payable	$16,630,000	$16,631,000

	December 31, 2024	March 31, 2024
Payroll, payroll taxes and employee benefits	$48,138,000	$26,291,000
Customer deposits	99,496,000	88,142,000
Accrued professional service fees	9,527,000	9,838,000
Self-insurance accruals	2,507,000	3,818,000
Deferred revenue	30,733,000	29,961,000
Operating lease liabilities	8,352,000	8,864,000
Other	1,355,000	954,000
Total accrued liabilities	$200,108,000	$167,868,000

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

The Company’s lease agreements may include options to extend the lease following the initial term. At the time of adopting ASC 842, the Company determined that it was reasonably certain it would exercise the option to renew; accordingly, these options were considered in determining the initial lease term. The Company elected the practical expedient of hindsight in determining the option to renew. The Company has since reassessed the assumption of the renewal term and determined that due to the aftermath of the COVID-19 pandemic, the Company expects more of its workforce to be working from home permanently. Therefore, expecting a reduction in overall square footage of office space needs, the Company no longer believes it is reasonably certain it will exercise most of its options to renew, and therefore, has removed the renewal term from several lease obligations. The subsequent re-measurement reduced the right-of-use asset and related lease liability on the consolidated balance sheet, but had an immaterial impact on the income statement.

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

The components of lease expense are as follows:

	Three Months Ended
	December 31, 2024	December 31, 2023
Operating lease expense	$2,281,000	$2,429,000
Finance lease expense	20,000	21,000
Short-term lease expense	5,000	86,000
Variable lease expense	191,000	161,000
Total lease expenses	$2,497,000	$2,697,000

	Nine Months Ended
	December 31, 2024	December 31, 2023
Operating lease expense	$6,823,000	$7,646,000
Finance lease expense	61,000	65,000
Short-term lease expense	113,000	184,000
Variable lease expense	479,000	555,000
Total lease expenses	$7,476,000	$8,450,000

The following table presents the lease related assets and liabilities recorded on the Company’s consolidated balance sheets related to its operating leases at December 31, 2024 and March 31, 2024:

	December 31, 2024	March 31, 2024
Right-of-use asset, net	$21,940,000	$24,058,000
Short-term lease liability	$8,352,000	$8,864,000
Long-term lease liability	21,189,000	22,533,000
Total lease liabilities	$29,541,000	$31,397,000
Weighted average remaining operating lease term	4.13 years	4.11 years
Weighted average remaining finance lease term	0.50 year	1.25 years
Weighted average discount rate	4.4%	3.7%

Supplemental cash flow information related to operating leases for the nine months ended December 31, 2024 and 2023 was as follows:

	Nine Months Ended
	December 31, 2024	December 31, 2023
Cash paid for amounts included in the measurement of operating lease liabilities	$6,559,000	$6,378,000
Operating lease liabilities arising from obtaining ROU assets	$40,637,000	$52,287,000
Finance lease liabilities arising from obtaining ROU assets	$358,000	$358,000
Additions/(reductions) to ROU assets resulting from additions/(reductions) to operating lease liabilities	$(10,210,000)	$(31,000)

As of December 31, 2024, maturities of operating lease liabilities for each of the next five years and thereafter are as follows:

2025	$2,601,000
2026	8,831,000
2027	7,214,000
2028	6,294,000
2029	4,048,000
Thereafter	3,591,000
Total lease payments	32,579,000
Less interest	(3,038,000)
Total lease liabilities	$29,541,000

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

The Company disclaims any obligations to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise. Actual future performance, outcomes, and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of these factors include (without limitation): general industry and economic conditions, including a decreasing number of national claims due to a decreasing number of injured workers; competition from other managed care companies and third party administrators; the Company's ability to renew or maintain contracts with its customers on favorable terms or at all; the ability to expand certain areas of the Company’s business; growth in the Company’s sale of third-party administrator (“TPA”) services; shifts in customer demands; increases in general and administrative expense and in operating expenses, including employee wages, benefits and medical inflation; the ability of the Company to produce market-competitive software; cost of capital and capital requirements; the Company’s ability to attract and retain key personnel; the impact of possible cybersecurity incidents on the Company’s business; existing and possible litigation and legal liability in the course of operations and the Company’s ability to resolve such litigation; changes in regulations affecting the workers’ compensation, insurance and healthcare industries in general; governmental and public policy changes, including but not limited to legislative and administrative law and rule implementation or change; the impact of recently issued accounting standards on the Company’s consolidated financial statements; the availability of financing in the amounts, at the times, and on the terms necessary to support the Company’s future business; and the other risks identified in Part II, Item 1A of this report, under the heading “Risk Factors.”

Overview

The Company is an independent nationwide provider of medical cost containment and managed care services designed to address the escalating medical costs of workers’ compensation benefits, automobile insurance claims, and group health insurance benefits. The Company’s services are provided to insurance companies, TPAs, governmental entities, and self-administered employers to assist them in managing the medical costs and monitoring the quality of care associated with healthcare claims. In November 2024, the Bureau of Labor Statistics reported that the occupational injury count for 2023 was 2.37 million compared to 2.34 million in 2022, 2.24 million in 2021, 2.11 million in 2020, and 2.69 million in 2019. While there was an increase in the injury count for 2023 compared to 2022, the count has not returned to pre-pandemic levels. Although there were fewer claims to administrate in each of 2023, 2022, 2021 and 2020 as compared to 2019, the Company was able to offset this decrease with an increase in market share.

Network Solutions Services

The Company’s network solutions services are designed to reduce the price paid by its customers for medical services rendered in workers’ compensation cases, automobile insurance policies, and group health insurance policies. The network solutions services offered by the Company include automated medical fee auditing, preferred provider management and reimbursement services, retrospective utilization review, facility claim review, professional review, pharmacy services, directed care services, Medicare solutions, clearinghouse services, independent medical examinations, and inpatient medical bill review. Network solutions services also includes revenue from the Company’s directed care network (known as CareIQ), including imaging, translation and transportation, physical therapy, and durable medical equipment.

Patient Management Services

In addition to its network solutions services, the Company offers a range of patient management services, which involve working one-on-one with injured employees and their various healthcare professionals, employers and insurance company adjusters. Patient management services include claims management and all services sold to claims management customers, case management, 24/7 nurse triage, utilization management, vocational rehabilitation, and life care planning. The services are designed to monitor the medical necessity and appropriateness of healthcare services provided to workers’ compensation and other healthcare claimants and to expedite the return to work. The Company offers these services on a stand-alone basis, or as an integrated component of its medical cost containment services. Patient management services include the processing of claims for self-insured payors with respect to property and casualty insurance.

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

Summary of Quarterly Results

The Company’s revenues increased to $228.0 million in the quarter ended December 31, 2024, from $202.3 million in the quarter ended December 31, 2023, an increase of $25.7 million, or 12.7%. This increase resulted from an increase in patient management and network solutions activity with existing and new customers.

Cost of revenues increased to $175.1 million in the quarter ended December 31, 2024, from $160.1 million in the quarter ended December 31, 2023, an increase of $15.0 million, or 9.3%. This increase was primarily due to the increase of 12.7% in revenue mentioned above.

General and administrative expense increased to $22.1 million in the quarter ended December 31, 2024, from $19.8 million in the quarter ended December 31, 2023, an increase of $2.3 million, or 11.4%. The increase in general and administrative expense was primarily due to the increase in total revenues of 12.7%. General and administrative expense in the quarter ended December 31, 2024 consisted of approximately 10% of revenues. The Company expects general and administrative expense in future quarters to remain between 9% and 11% of revenues.

Income tax provision increased to $7.0 million in the quarter ended December 31, 2024, from $5.3 million in the quarter ended December 31, 2023, an increase of $1.8 million, or 33.5%. Income before income tax provision increased to $30.8 million in the quarter ended December 31, 2024, from $22.4 million in the quarter ended December 31, 2023, an increase of $8.4 million, or 37.7%. The effective tax rate was 22.8% for the quarter ended December 31, 2024, compared to 23.6% in the quarter ended December 31, 2023.

Diluted weighted average common and common equivalent shares were approximately 52.0 million shares for each of the quarters ended December 31, 2024 and 2023, with an increase of 60,000 shares from the quarter ended Decmeber 31, 2023.

Diluted earnings per share increased to $0.46 per share in the quarter ended December 31, 2024, from $0.33 per share in the quarter ended December 31, 2023, an increase of $0.13 per share, or 39.4%. The increase in diluted earnings per share was primarily due to an increase in net income.

During the quarter ended December 31, 2024, the Company effected a three-for-one forward stock split of its common stock (the “Stock Split”). All prior period share, equity award and per share amounts and calculations in this report and in the consolidated financial statements contained in this report have been retroactively adjusted to reflect the Stock Split.

Results of Operations for the three months ended December 31, 2024 and 2023

The Company generates revenues from providing patient management and network solutions services to payors of workers’ compensation benefits, automobile insurance claims, and group health insurance benefits. The percentage of total revenue attributable to patient management and network solutions services for the three months ended December 31, 2024 and 2023, are as follows:

	December 31, 2024	December 31, 2023
Patient management services	64.0%	65.1%
Network solutions services	36.0%	34.9%

The following table sets forth, for the periods indicated, the dollar amounts, dollar and percent changes, share changes, and the percentage of revenues represented by certain items reflected in the Company’s unaudited consolidated income statements for the three months ended December 31, 2024 and 2023. The Company’s past operating results are not necessarily indicative of future operating results.

	Three Months Ended			Percentage
	December 31, 2024	December 31, 2023	Change	Change
Revenue	$227,973,000	$202,303,000	$25,670,000	12.7%
Cost of revenues	175,115,000	160,143,000	14,972,000	9.3%
Gross profit	52,858,000	42,160,000	10,698,000	25.4%
Gross profit as percentage of revenue	23.2%	20.8%
General and administrative expenses	22,058,000	19,798,000	2,260,000	11.4%
General and administrative as percentage of revenue	9.7%	9.8%
Income before income tax provision	30,800,000	22,362,000	8,438,000	37.7%
Income before income tax provision as percentage of revenue	13.5%	11.1%
Income tax provision	7,029,000	5,267,000	1,762,000	33.5%
Net income	$23,771,000	$17,095,000	$6,676,000	39.1%
Weighted average common and common equivalent shares
Basic	51,388,000	51,318,000	70,000	0.1%
Diluted	52,038,000	51,978,000	60,000	0.1%
Net income per common and common equivalent shares
Basic	$0.46	$0.33	$0.13	39.4%
Diluted	$0.46	$0.33	$0.13	39.4%

Revenues

Change in revenue for the three months ended December 31, 2024 from the three months ended December 31, 2023

Revenues increased to $228.0 million in the three months ended December 31, 2024, from $202.3 million in the three months ended December 31, 2023, an increase of $25.7 million, or 12.7%. Patient management services revenues increased to $145.9 million from $131.8 million, an increase of $14.1 million, or 10.7%. This increase is primarily due to higher revenue from the Company’s TPA and related services. Total new claims increased by 10% during the three months ended December 31, 2024, compared to the three months ended December 31, 2023. Network solutions services revenues increased to $82.1 million from $70.5 million, an increase of $11.6 million, or 16.4%. Most of the increase is primarily attributable to the growth with existing customers and, to a lesser extent, growth with new customers.

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

Change in cost of revenues for the three months ended December 31, 2024 from the three months ended December 31, 2023

Cost of revenues increased to $175.1 million in the three months ended December 31, 2024, from $160.1 million in the three months ended December 31, 2023, an increase of $15.0 million, or 9.3%. The increase in cost of revenues was primarily due to the increase in total revenues of 12.7%. Additionally, there was an increase in salaries of 9.4% resulting from increased average headcount of 5.5%. Headcount increased to help manage the increase in new and existing business volume.

General and Administrative Expense

For the three months ended December 31, 2024, general and administrative expense consisted of approximately 44% of corporate systems costs, which include the corporate systems support, implementation and training, rules engine development, national IT strategy and planning, depreciation of hardware costs in the Company’s corporate offices and backup data center, the Company’s nationwide area network, and other systems related costs. All IT-related costs managed by the corporate office are recorded under general and administrative expense whereas the field IT-related costs are included in the cost of revenues. The remaining general and administrative expense consists of national marketing, national sales support, corporate legal, corporate insurance, human resources, accounting, product management, new business development, and other general corporate expenses.

Change in general and administrative expense for the three months ended December 31, 2024 from the three months ended December 31, 2023

General and administrative expense increased to $22.1 million in the three months ended December 31, 2024, from $19.8 million in the three months ended December 31, 2023, an increase of $2.3 million, or 11.4%. The increase in general and administrative expense was primarily due to the increase in total revenues of 12.7%. General and administrative expense in the quarter ended December 31, 2024, equaled approximately 10% of revenues. The Company expects future quarters of general and administrative expense will remain at approximately 9% to 11% of revenues.

Income Tax Provision

Change in income tax provision for the three months ended December 31, 2024 from the three months ended December 31, 2023

Income tax provision increased to $7.0 million in the three months ended December 31, 2024, from $5.3 million in the three months ended December 31, 2023, an increase of $1.8 million, or 33.5%. Income before income tax provision increased to $30.8 million in the three months ended December 31, 2024 from $22.4 million in the same period in the prior year, an increase of $8.4 million, or 37.7%. The effective tax rate was 22.8% for the three months ended December 31, 2024 compared to 23.6% in the same period in the prior year. The effective tax rate is less than the statutory tax rate primarily due to the impact of stock option exercises.

Results of Operations for the nine months ended December 31, 2024 and 2023

The following table sets forth, for the periods indicated, the dollar amounts, dollar and percent changes, share changes, and the percentage of revenues represented by certain items reflected in the Company’s unaudited consolidated income statements for the nine months ended December 31, 2024 and 2023. The Company’s past operating results are not necessarily indicative of future operating results.

	Nine Months Ended			Percentage
	December 31, 2024	December 31, 2023	Change	Change
Revenue	$664,075,000	$588,078,000	$75,997,000	12.9%
Cost of revenues	512,528,000	459,788,000	52,740,000	11.5%
Gross profit	151,547,000	128,290,000	23,257,000	18.1%
Gross profit as percentage of revenue	22.8%	21.8%
General and administrative expenses	64,043,000	55,786,000	8,257,000	14.8%
General and administrative as percentage of revenue	9.6%	9.5%
Income before income tax provision	87,504,000	72,504,000	15,000,000	20.7%
Income before income tax provision as percentage of revenue	13.2%	12.3%
Income tax provision	18,758,000	15,706,000	3,052,000	19.4%
Net income	$68,746,000	$56,798,000	$11,948,000	21.0%
Weighted average common and common equivalent shares
Basic	51,384,000	51,372,000	12,000	—
Diluted	51,999,000	52,056,000	(57,000)	(0.1%)
Net income per common and common equivalent shares
Basic	$1.34	$1.11	$0.23	20.7%
Diluted	$1.32	$1.09	$0.23	21.1%

Revenues

Change in revenue to the nine months ended December 31, 2024 from the nine months ended December 31, 2023

Revenues increased to $664.1 million for the nine months ended December 31, 2024, from $588.1 million for the nine months ended December 31, 2023, an increase of $76.0 million, or 12.9%. Patient management services revenues increased to $432.2 million from $389.4 million, an increase of $42.8 million, or 11.0%. This increase is primarily due to higher revenue from the Company’s TPA and related services. Total new claims increased by 4% during the nine months ended December 31, 2024, compared to the nine months ended December 31, 2023. Network solutions services revenues increased to $231.9 million from $198.7 million, an increase of $33.2 million, or 16.7%. This increase is primarily due to increases in enhanced bill review programs services, which resulted in higher revenue per bill. Most of the increase came from growth with both existing and new customers.

Cost of Revenues

Change in cost of revenues to the nine months ended December 31, 2024 from the nine months ended December 31, 2023

Cost of revenues increased to $512.5 million in the nine months ended December 31, 2024, from $459.8 million in the nine months ended December 31, 2023, an increase of $52.7 million, or 11.5%. The increase in cost of revenues was primarily due to the increase in total revenues of 12.9%. Additionally, there was an increase in salaries of 11% resulting from increased average headcount of 6.9%. Headcount increased due to an increase in new and existing business volume.

General and Administrative Expense

Change in general and administrative expense to the nine months ended December 31, 2024 from the nine ended December 31, 2023

General and administrative expense increased to $64.0 million in the nine months ended December 31, 2024, from $55.8 million in the nine months ended December 31, 2023, an increase of $8.3 million, or 14.8%. The increase in general and administrative expense was primarily due to the increase in total revenues of 12.9%. General and administrative expense in the quarter ended December 31, 2024, equaled approximately 10% of revenues. The Company expects future quarters of general and administrative expense will remain at approximately 9% to 11% of revenues.

Income Tax Provision

Change in income tax provision to the nine months ended December 31, 2024 from the nine ended December 31, 2023

Income tax expense increased to $18.8 million for the nine months ended December 31, 2024, from $15.7 million for the nine months ended December 31, 2023, an increase of $3.1 million, or 19.4%. Income before income tax provision increased to $87.5 million in the nine months ended December 31, 2024 from $72.5 million in the same period in the prior year, an increase of $15.0 million, or 20.7%. The income tax expense as a percentage of income before income taxes, also known as the effective tax rate, was 21.4% for the nine months ended December 31, 2024, and 21.7% for the nine months ended December 31, 2023. For the nine months ended December 31, 2024 and 2023, the effective tax rate is less than the statutory tax rate primarily because of the impact of the stock option exercises.

Liquidity and Capital Resources

The Company has historically funded its operations and capital expenditures primarily from cash flow from operations, and to a lesser extent, proceeds from stock option exercises. Working capital increased to $166.4 million as of December 31, 2024 from $117.7 million as of March 31, 2024, an increase of $48.7 million. Cash and cash equivalents increased to $162.9 million as of December 31, 2024 from $105.6 million as of March 31, 2024, an increase of $57.4 million. This is primarily due to the increase in net income, and to a lesser extent, a decrease in spending to repurchase shares of the Company's common stock under its stock repurchase program.

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

As of December 31, 2024, the Company had $162.9 million in cash and cash equivalents, invested primarily in short-term, interest-bearing, highly liquid investment grade securities with maturities of 90 days or less.

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

Operating Activities

Nine months ended December 31, 2024 compared to nine months ended December 31, 2023

Net cash provided by operating activities increased to $104.4 million in the nine months ended December 31, 2024, from $84.0 million in the nine months ended December 31, 2023, an increase of $20.4 million. The increase in cash flow from operating activities was primarily due to the increase in net income.

Investing Activities

Nine months ended December 31, 2024 compared to nine months ended December 31, 2023

Net cash flow used in investing activities increased to $27.1 million in the nine months ended December 31, 2024, from $19.2 million in the nine months ended December 31, 2023, an increase of $7.9 million. The Company increased its spending primarily on developed software, offset by a reduction in its spending on furniture and leasehold improvements as the Company reduces its lease footprint.

Financing Activities

Nine months ended December 31, 2024 compared to nine months ended December 31, 2023

Net cash flow used in financing activities decreased to $19.9 million for the nine months ended December 31, 2024, from $29.1 million for the nine months ended December 31, 2023, a decrease of $9.2 million. The decrease in net cash used in financing activities was primarily due to a decrease in spending on share repurchases to $28.6 million for the nine months ended December 31, 2024, from $36.5 million for the nine months ended December 31, 2023, offset by stock option exercises increasing to $8.3 million for the nine months ended December 31, 2024, from $7.1 million for the nine months ended December 31, 2023. The Company has historically used cash provided by operating activities and from the exercise of stock options to repurchase stock. The Company expects that it may use a portion of its cash balance to repurchase additional shares of its common stock under its stock repurchase program in the future; however, there can be no assurance that any further stock repurchases will be made.

Litigation

From time to time, the Company is involved in litigation arising in the ordinary course of business. The Company believes that resolution of these matters will not result in any payment that, individually, or in the aggregate, would be material to the financial position or results of operations of the Company.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. In connection with the preparation of our consolidated financial statements, we are required to make certain assumptions and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

The Company’s significant accounting policies which have the greatest potential impact on its consolidated financial statements are more fully described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of its Annual Report on Form 10-K for the fiscal year ended March 31, 2024 (the “Annual Report”), filed with the SEC on May 24, 2024. There have been no material changes to the critical accounting policies disclosed in that certain Annual Report. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America (“GAAP”), with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting an available alternative would not produce a materially different result. Actual results could differ from the estimates we use in applying our critical accounting policies. We are not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

Recent Accounting Standards Update

See Note 1 – Summary of Significant Accounting Policies to the accompanying unaudited consolidated financial statements contained in this report for information about recently issued and adopted accounting pronouncements.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in market risk from those addressed in the Annual Report during the three months ended December 31, 2024. See the information set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Annual Report.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings

From time to time, the Company is involved in legal proceedings, disputes, and other claims arising in the ordinary course of business. Although the results of these ordinary course matters cannot be predicted with certainty, the Company believes that resolution of these matters will not result in any payment that, individually or in the aggregate, would be material to our consolidated financial position or results of operations.

Item 1A – Risk Factors

A restated description of the risk factors associated with our business is set forth below. This description includes any and all changes (whether or not material) to, and supersedes, the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report.

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

We are dependent, to a substantial extent, upon the continuing efforts and abilities of certain key management personnel. In addition, we face competition for experienced employees with professional expertise in the workers’ compensation managed care area. The loss of key personnel, especially Michael Combs, our Chairman, Chief Executive Officer and President, or the inability to attract qualified employees, could have a material adverse effect on our business, financial condition, and results of operations.

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

In 1996, the Board authorized a stock repurchase program and, since then, has periodically increased the number of shares authorized for repurchase under the program. The most recent increase occurred in November 2022 and brought the number of shares authorized for repurchase over the life of the program to 117,000,000 shares. There is no expiration date for the repurchase program. The timing and actual number of shares repurchased, if any, will depend on a variety of factors including the timing of open trading windows, trading price, corporate and regulatory requirements, and market conditions. The stock repurchase program does not obligate us to acquire any amount of common stock and may be suspended or discontinued at any time at our discretion. Repurchases pursuant to our stock repurchase program could affect our stock price, increase the volatility of the price of our common stock and reduce the market liquidity for our common stock. Additionally, repurchases under our stock repurchase program will diminish our cash reserves, which could strain our liquidity, impact our ability to pursue future strategic opportunities and acquisitions, and result in lower overall returns on our cash balances. There can be no assurance that any further stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares of common stock. Although our stock repurchase program is intended to enhance long-term stockholder value, there is no guarantee we will be successfully in achieving this objective.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

Not Applicable.

Issuer Purchases of Equity Securities

The following table sets forth the repurchases of our common stock made by or on behalf of the Company during the quarter ended December 31, 2024, all of which were made in open-market purchases pursuant to our publicly announced stock repurchase plan. During the quarter ended December 31, 2024, the Company effected the Stock Split. All prior period share, equity award and per share amounts and calculations in this report and in the consolidated financial statements contained in this report have been retroactively adjusted to reflect this split.

			Total Number of	Maximum Number
			Shares Purchased	of Shares Remaining
			as Part of Publicly	Available to
	Total Number of	Average Price Paid	Announced	be Purchased
Period	Shares Purchased	Per Share	Program	Under the Program
October 1 to October 31, 2024	33,102	$104.11	33,102	2,656,578
November 1 to November 30, 2024	25,734	$116.42	25,734	2,630,844
December 1 to December 31, 2024	26,874	$117.04	26,874	2,603,970
Total	85,710	$111.86	85,710	2,603,970

In 1996, the Board authorized a stock repurchase program for up to 100,000 original shares of our common stock. The Board has periodically increased the number of shares authorized for repurchase under the repurchase program. In November 2022, the Board increased the number of shares of common stock authorized to be repurchased over the life of the program by 3,000,000 shares to 117,000,000 shares. There is no expiration date for the program. The program does not obligate us to acquire any amount of common stock and may be suspended or discontinued at any time at our discretion.

During the three months ended December 31, 2024, the Company repurchased 85,710 shares of its common stock for $9.5 million under the program, reflecting an average price of $111.87 per share. As of December 31, 2024, the Company repurchased 114,396,030 shares of its common stock over the life of the program.

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

During the three months ended December 31, 2024, none of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K).

Item 6 – Exhibits

3.1

Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of the Company. Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 26, 2024 (File No. 000-19291).

3.2

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

CORVEL CORPORATION

Dated: February 6, 2025	By:	/s/ Michael G. Combs
Michael G. Combs, Chief Executive Officer and President (Principal Executive Officer)

Dated: February 6, 2025	By:	/s/ Brandon T. O’Brien
Brandon T. O’Brien,
Chief Financial Officer (Principal Financial Officer)