Form 10-K
period 2025-03-31
CORVEL CORP
filed 2025-05-23
CIK 874866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2025

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

As of September 30, 2024, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was approximately $2,987,347,000 based on the closing price per share of $108.96 for the registrant’s common stock as reported on the Nasdaq Global Select Market on such date multiplied by 27,416,919 shares (total outstanding shares of 51,405,480 less 23,988,561 shares held by affiliates) of the registrant’s common stock which were outstanding on such date. For the purposes of the foregoing calculation only, all of registrant’s directors, executive officers and persons known to the registrant to hold ten percent or greater of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of registrant’s Common Stock outstanding as of May 20, 2025 was 51,350,686.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Items 10 through 14 of Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference to portions of the registrant’s Definitive Proxy Statement for the registrant’s 2025 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended March 31, 2025. Except with respect to the information specifically incorporated by reference in this Annual Report on Form 10-K, the registrant’s definitive proxy statement is not deemed to be filed as a part of this Form 10-K.

CORVEL CORPORATION

2025 ANNUAL REPORT ON FORM 10-K

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
•
The Company’s ability to renew or maintain contracts with its customers on favorable terms or at all;
•
The ability to expand certain areas of the Company’s business;
•
Growth in the Company’s sale of third-party administrator (“TPA”) services;
•
Shifts in customer demands;
•
Increases in operating expenses, including employee wages, benefits and medical inflation;
•
The ability of the Company to produce market-competitive software;
•
Cost of capital and capital requirements;
•
Our ability to attract and retain key personnel;
•
The impact of possible cybersecurity incidents on its business;
•
Possible litigation and legal liability in the course of operations, and the Company’s ability to resolve such litigation;
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

PART I

Item 1. Business.

INTRODUCTION

CorVel applies certain technology, including artificial intelligence, machine learning and natural language processing, to enhance the management of episodes of care and the related health-care costs. We partner with employers, third-party administrators (“TPAs”), insurance companies and government agencies to assist our customers in managing the increasing medical costs of workers’ compensation, group health and auto insurance, and in monitoring the quality of care provided to claimants. Our diverse suite of solutions combines our integrated technologies with a human touch. CorVel’s customized services, delivered locally, are backed by a national team to support its clients, as well as their customers and patients.

The Company’s services include claims management, bill review, preferred provider networks, utilization management, case management, pharmacy services, directed care and Medicare services. CorVel delivers its solutions three ways – as a fully integrated claims-management program, as discrete standalone services, or as targeted add-ons that enhance an existing client workflow. Integrated, end-to-end bundled programs are designed primarily for buyers such as self-insured employers who want a single, turnkey partner. Conversely, individual modules and à‑la‑carte add-ons tend to fit larger scale relationships, where insurance carriers or TPAs plug specific CorVel capabilities into a broader service stack.

CorVel was incorporated in Delaware in 1987, and its principal executive offices are located at 5128 Apache Plume Road, Suite 400, Fort Worth, Texas 76109. The Company’s telephone number is (817) 390-1416. The Company maintains a nationwide presence across a network of branches, and our Fort Worth, Texas location provides a centrally located hub for the Company. The location provides a sizable property footprint and a concentrated number of employees. Additionally, our Dallas-Fort Worth metropolitan area offices perform both workers’ compensation and group health services. We believe the location of our headquarters puts us in the best position for future growth across our business in these areas of service.

INDUSTRY OVERVIEW

CorVel provides services to employers and payors in the risk management and insurance services arenas, including workers’ compensation, general liability, auto liability, and hospital bill auditing and payment integrity. Workers’ compensation is a federally mandated, state-legislated insurance program that requires employers to fund medical expenses, lost wages, and other costs resulting from work-related injuries and illnesses. Workers’ compensation benefits and arrangements vary extensively on a state-by-state basis and are often highly complex. State statutes and court decisions control many aspects of the compensation process, including claims handling, impairment or disability evaluation, dispute settlement, benefit amount guidelines, and cost-control strategies. In November 2024, the Bureau of Labor Statistics reported that the occupational injury count for 2023 was 2.37 million compared to 2.34 million in 2022, 2.24 million in 2021, 2.11 million in 2020, and 2.69 million in 2019. While there was an increase in the injury count for 2023 compared to 2022, the count has not returned to pre-pandemic levels. Although there were fewer claims to administrate in each of 2023, 2022, 2021 and 2020 as compared to 2019, the Company was able to offset this decrease with an increase in market share.

In addition to the compensation process, cost containment and claims management continue to be significant employer concerns and many look to managed care vendors and TPAs for cost savings solutions. Cost drivers in workers’ compensation include implementing effective return-to-work and transitional duty programs, coordinating medical care, medical cost management, recognizing fraud and abuse, and improving communications with injured workers. Further, failing to recognize a complex claim at the onset of an injury, often results in a lengthier claims process and a delayed return to work, which drives costs. We offer holistic savings solutions to cost containment using an integrated claims model, which controls costs by advocating medical management at the onset of injury to decrease administrative costs and to reduce the duration of a claimant’s disability.

FISCAL 2025 DEVELOPMENTS

Company Stock Repurchase Program

During the fiscal year ended March 31, 2025 ("fiscal 2025"), the Company spent $37.6 million to repurchase 377,154 shares of its common stock under a plan approved by the Company’s Board of Directors (the "Board"). Since the commencement of this program in fiscal 1997 through fiscal 2025, the Company has repurchased 114,476,691 shares of its common stock, at a cost of approximately $832 million, and had 2,523,309 shares of common stock authorized for repurchase remaining under its share repurchase program as of March 31, 2025. These repurchases were funded primarily from the Company’s operating cash flows.

Company Stock Split

During fiscal 2025, the Company effected a three-for-one forward stock split of its common stock. All prior period share, equity award and per share amounts and calculations in this annual report and in the consolidated financial statements contained in this annual report have been retroactively adjusted to reflect the stock split.

Change in Board of Directors

During fiscal 2025, V. Gordon Clemons retired as an employee of the Company, as a member of the Board, and as Chairman of the Board. The Board subsequently appointed Michael G. Combs, the Company’s Chief Executive Officer and President, to the Board and elected him as Chairman of the Board.

BUSINESS — SERVICES

The Company’s network solutions and patient management services reduce claim costs by advocating medical management at the onset of an injury. These solutions offer personalized treatment programs that use precise protocols to advocate timely, quality care for injured workers.

Network Solutions Services

CorVel offers a complete medical savings solution for all in-network and out-of-network medical bills. The Company’s services include professional nurse review, true line item review, expert fee negotiations, specialty networks, preferred provider organization ("PPO") management, medical bill repricing, automated adjudication, and electronic reimbursement. Each feature focuses on increasing process efficiencies and maximizing savings opportunities for our customers.

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

Our online portal, CareMC®, offers a paperless and cost-effective solution for payors to review and approve bills and access savings reports onlie. Further, CorVel’s solutions are fully customizable and can be tailored to meet unique payor requirements.

Bill review services include:

•
Coding review and re-bundling;
•
Reasonable and customary review;
•
Fee schedule analysis;
•
Out-of-network bill review;
•
Pharmacy review;
•
PPO management; and
•
Repricing.

PPO Management

PPOs are groups of hospitals, physicians and other healthcare providers that offer services at pre-negotiated rates to employee groups. The Company believes that PPO networks afford employers an additional means of managing healthcare costs by reducing the per-unit price of medical services provided to employees. CorVel offers a proprietary national PPO network and added leased network agreements to offer our customers extensive coverage and optimal network performance. As of March 31, 2025, the Company’s PPO network was comprised of over 1.2 million providers nationwide, which are searchable based on quality, types of services, and location by the public through the Company’s mobile application.

CorVel has a long-term strategy of network development, providing comprehensive networks to our customers and customization of networks to meet the specific needs of our customers. The Company believes that the strength of its national PPO network, combined with local PPO developers’ commitment and community involvement, enables CorVel to grow its PPO network’s size, quality, depth of discount, and commitment to service.

The Company has a team of national, regional and local personnel supporting CorVel’s PPO network. This team of developers is responsible for local recruitment, contract negotiations, credentialing and re-credentialing of providers, and working with customers to develop customer-specific provider networks. Each bill review operation has provider relations support staff to address provider grievances and other billing issues.

The Company selects its providers based on their quality, range of services, price and location. The Company evaluates and credentials each provider before inviting them to join its network, and reevaluates them every three years. Through this extensive evaluation process, we are able to provide significant hospital, physician and ancillary medical savings, while maintaining high quality care. Provider network services include a national network for all medical coverages, board-certified physicians, provider credentialing, patient channeling, online PPO look-up, printable directories and driving directions, and medical care organizations ("MCOs").

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

Additionally, SymbeoSM automates the accounts payable process, configuring coding and approvals to customer specific workflows.

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

Medicare Solutions

CorVel offers solutions to help manage the requirements mandated by the Centers for Medicare and Medicaid Services (“CMS”). Services include Medicare set asides and agent reporting services to help employers comply with new CMS reporting legislation. As an assigned agent, CorVel can provide services for responsible reporting entities ("RREs"), such as insurers and employers. As an experienced information-processing provider, CorVel is able to electronically submit files to the CMS in compliance with timelines and reporting requirements.

Clearinghouse Services

CorVel’s proprietary medical review software and claims management technology interfaces with multiple clearinghouses to provide for medical review, conversion of electronic forms to appropriate payment formats, seamless submission of bills for payments and a rules engine used to help ensure jurisdictional compliance.

Patient Management Services

CorVel offers a unique approach to patient management through the TPA services it offers. Patient management services include claims management and all services sold to claims management customers, case management, a 24/7 virtual care platform with nurse triage, utilization management, vocational rehabilitation and disability, liability claims, and auto claims management. This integrated service model controls claims costs by advocating medical management at the onset of a claimant’s injury to decrease administrative costs and to shorten the duration of the claimant’s disability. This automated solution offers a personalized treatment program for each injured worker, using precise treatment protocols to meet the changing needs of patients on an ongoing basis. The Company offers these services on a stand-alone basis or as an integrated component of its medical cost containment services.

Claims Management

CorVel serves customers in the self-insured and commercially-insured markets. Incidents and injuries are reported through a variety of intake methods including our 24/7 nurse triage call center, website, mobile applications, toll-free call centers and traditional methods of paper and fax reporting. Reported incidents and injuries are immediately processed by CorVel’s proprietary rules engine, which provides alerts and recommendations throughout the life of a claim. This technology instantly assigns the claimant an expert claims professional, while simultaneously determining if a claim requires immediate attention for triage.

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

Features of claims management services include automated first notice of loss, three-point contact within 24 hours, prompt claims investigations, detailed notes for each step of the claim, graphical dashboards and claim history scorecards, as well as litigation management and expert testimony.

Case Management

CorVel’s case management services address all aspects of disability management and recovery, including utilization review (pre-certification, concurrent review and discharge planning), early intervention, telephonic, field and catastrophic case management, as well as vocational rehabilitation.

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

A telephonic case manager ("TCM") focuses on assisting the claimant’s early return to work, medical improvement and determining the appropriate duration of disability. Further, the telephonic case manager facilitates treatment, negotiates with medical providers on behalf of the injured worker and directs the worker’s care until certain case closure criteria is met. Utilization review of provider treatment remains ongoing until discharge from treatment.

A field case manager ("FCM") is assigned to claims requiring an onsite referral. Cases are referred to the most appropriate FCM based on geographic location and injury type. Specialized case management services include catastrophic management, life care planning, and vocational rehabilitation services.

Virtual Care Platform

Injured workers can contact our 24/7 nurse triage hotline to speak with a registered nurse who specializes in occupational injuries. An assessment is immediately made to recommend self-care, or refer the worker to seek further medical care from our network of preferred providers. CorVel is able to provide quick and accurate care intervention, often preventing a minor injury from becoming an expensive claim. Our virtual platform allows employer access to online case information, comprehensive incident gathering, and healthcare advocacy for injured workers. Additionally, after being screened by a triage nurse, the service offers Telehealth, which connects injured workers with doctors for virtual appointments via their computers and smart mobile devices. Telehealth, which is approved in nearly all states, is integrated into CorVel’s healthcare model as an option for qualified injuries, primarily musculoskeletal injuries. Telehealth preserves the integrity of the patient-physician relationship with confidential, HIPAA compliant transactions, while also channeling injured workers to network providers for physical therapy or prescriptions when needed.

Utilization Management

CorVel’s utilization management programs review proposed care to determine appropriateness, frequency, duration and setting. These programs utilize experienced registered nurses, proprietary medical treatment protocols and systems technology to avoid unnecessary treatments and associated costs. Utilization management processes include injury review, diagnosis and treatment planning, contacting and negotiating provider treatment requirements, certifying appropriateness of treatment parameters, and responding to provider requests for additional treatment. Utilization management services include prospective review, retrospective review, concurrent review, professional nurse review, second opinion, peer review, precertification and independent medical evaluation.

Vocational Rehabilitation

CorVel’s vocational rehabilitation program is designed for injured workers that need assistance to return to work or retain employment. This comprehensive suite of services helps employees who are unable to perform their work functions and who face the possibility of joining the open labor market to seek re-employment. These services are available unbundled on an integrated basis as dictated by the requirement of each case and customer preference, or by individual statutory requirements. Vocational rehabilitation services include: ergonomic assessments, rehabilitation plans, transferable skills analysis, labor market services, marketability, resumé development, job analysis and development, job placement, career counseling and expert testimony.

Disability Management

CorVel’s disability management programs offer a continuum of services for short and long-term disability coverages that advocate an employee’s early return to work. Disability management services include, absence reporting, disability evaluations, national preferred provider organizations, independent medical examinations, utilization review, medical case management, return-to-work coordination and integrated reporting.

Liability Claims Management

CorVel also offers liability claims management services that can be sold on a stand-alone basis or as part of patient management. Liability claims management services include, claims management, adjusting services, litigation management, claims subrogation, and investigations regarding auto liability, general liability, product liability, personal injury, professional liability, property damage, accidents and weather-related damage.

Auto Claims Management

Injury claims are one of the largest components of auto indemnity costs. Effective management of these claims and their associated costs, combined with an optimal healthcare management program, offers a unique method of cost savings for CorVel’s customers. The Company’s auto claims services include national preferred provider organizations, medical bill review, first or third party bill review, first notice of loss, demand packet reviews and reporting and analytics.

SYSTEMS AND TECHNOLOGY

Infrastructure and Data Center

The Company utilizes a tier III-rated data center as its primary processing site along with leveraging a leading enterprise-grade cloud computing platform. Within the data center, redundancy is provided at many levels in power, cooling, and computing resources, with the goal of ensuring maximum uptime and system availability for the Company’s production systems. The Company has embraced server virtualization and consolidation techniques to push the fault-tolerance of systems even further. These technologies bring increased availability, speed-to-production and scalability.

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

Adoption of Imaging Technologies and Paperless Workflow

Utilizing scanning and automated data capture processes allows the Company to process incoming paper and electronic claims documents, including medical bills, with less manual handling, which has improved the Company’s workflow processes and resulted in cost savings to us and our customers. Through the Company’s online portal, CareMC®, customers can review bills as soon as they are processed and approve a bill for payment, streamlining their workflows and expediting the payment process.

CareMC®

The Company’s CareMC® platform (www.caremc.com) offers customers direct and immediate access to its primary service lines. CareMC® facilitates electronic communication and reporting between providers, payors, employers and patients. The website gives customers the ability to report an incident/injury, request service, schedule an appointment, review bills, manage claims, access their treatment calendar, contest medical bills, and access automated provider reimbursement.

In addition, through CareMC®, customers can:

•
Manage files throughout the life of the claim;
•
Receive and relay case notes from case managers; and
•
Integrate information from multiple claims management sources into one database.

CareMC® streamlines healthcare transaction processing. Using artificial intelligence technology, the website provides situation alerts and event triggers, to facilitate prompt and effective decisions. CareMC® users can quickly see where event outliers are occurring within the claims management process. If costs exceed pre-determined thresholds or activities fall outside expected timelines, the customer is quickly notified. The latest feature within CareMC®, the Edge, modernizes claims processing and adapts to the way people work. This module facilitates quicker decision making by prioritizing information that is easily actionable. Seamlessly integrated within CareMC®, the Edge browses codified data and prioritizes claims, alerting adjusters to those claims needing attention and actions that need to be taken. The Edge displays live, claims information on one screen to help guide users toward their next action.

Claims Processing

We continue to develop our claims system capabilities, which reflects the Company’s preference for owning and maintaining our own software assets. Ongoing integration projects are underway to present more of this claims-centric information available through the CareMC® online portal. The Company’s goal is to continue to modernize user interfaces, give more rapid feedback and put real-time information in the hands of our customers.

CUSTOMERS AND MARKETING

CorVel serves a diverse group of customers, which include insurers, TPAs, self-administered employers, government agencies, municipalities, state funds, and numerous other stakeholders in the health care industry. CorVel provides workers’ compensation services to virtually any size employer and in any state or region of the United States. No single customer accounted for 10% or more of revenue for fiscal years 2025, 2024 or 2023. Two customers accounted for 10% or more of accounts receivable as of March 31, 2025 and one customer accounted for 10% or more of accounts receivable as of March 31, 2024. Many claims management decisions in workers’ compensation are the responsibility of the local claims office of national or regional insurers. The Company’s national branch office network enables the Company to market and offer its services at both a local and national account level, though the Company placed increasing emphasis on national account marketing. The sales and marketing activities are conducted primarily by account executives located in key geographic areas.

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

There has been unprecedented acceleration in mobile and other technology in the past few years. This capability provides immediate access and begins to present business opportunities that were previously predicated on a less connected environment. The Company continues to leverage the latest technological innovation to connect all parties involved in the workers’ compensation, risk management, and insurance processes in ways that were unimaginable in the past. The Company remains focused on executing its strategy to offer industry-leading claims management and cost containment solutions to the market.

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

HUMAN CAPITAL

As of March 31, 2025, CorVel had 5,075 employees, including nurses, claims adjusters, and other employees. Our entire workforce is concentrated in the United States. No employees are represented by any collective bargaining unit. Management believes the Company’s relationship with its employees to be good.

The COVID-19 pandemic had a significant impact on our human capital management, with most of our office locations are operating at reduced capacity. Currently, 91% of our employees are working either permanently from home or in a hybrid arrangement.

Human capital is a key component to our success. CorVel was recently awarded, for the fifth year in a row, certification as a "Great Place to Work Company" based on independent surveys of its employees. Our culture and organizational purpose is embodied by our ACE-IT values of Accountability, Commitment, Excellence, Integrity, and Teamwork. These values define our desired culture, and influence organizational behavior, decision-making and our people priorities. Our mission is to provide an enduring culture where we are empowered to seek our full potential, working together to change the industry, making a real difference to those we serve. Our vision is to make a real difference with our partners by creating a new standard of excellence in service and outcomes.

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

To ensure that our leaders and employees model fairness and inclusivity in their behaviors, diversity, equity and inclusion training is completed by our leaders and mandated for all employees. We are proud of having a diverse workforce and remain committed to ensuring equal opportunity for advancement for each of our 5,000+ team members.

As of March 31, 2025, over one-third of our employees identified as racially or ethnically diverse. Additionally, over 79% of our employees identify as women, and over 73% of the Company’s managers identify as women.

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

Employee Development

Employee development continued to be of strategic importance in fiscal 2025. We require our adjusters and nurse case managers to undergo specific training related to their responsibilities as part of their onboarding process. During fiscal year 2024, we launched CorVel University, which is a national training initiative to equip candidates with the necessary skills to become claims specialists. Internal and external candidates can go through the four-week training program that enables an individual who graduated from the program to be integrated into claims operations and developed into claims specialists with local mentors. Additionally, a supervisor training series has recently been launched, which includes a series of virtual and interactive modules in the learning management system. The focus is on building and refining both management and leadership skills, for newly promoted supervisors, as well as for experienced supervisors to refresh their skills.

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

The inclusion of our website address and the address of any of our portals, such as www.caremc.com, in this annual report does not include or incorporate by reference into this annual report any information contained on, or accessible through, such websites, and references to our website address within this annual report are inactive textual references only.

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

If we are unable to apply technology and data analytics effectively in driving value for our clients through technology-based solutions or gain internal efficiencies and maintain effective internal controls through the application of technology and related tools, our operating results, client relationships, growth and compliance programs could be adversely affected.

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

As these threats evolve, cybersecurity incidents could be more difficult to detect, defend against, and remediate. Cyber-attacks or data incidents could remain undetected for some period, which could potentially result in significant harm to our systems, as well as unauthorized access to the information stored on and transmitted by our systems. Further, despite our security efforts and training, our employees may purposefully or inadvertently cause security breaches that could harm our systems or result in the unauthorized disclosure of or access to information. Any measures we do take to prevent security breaches, whether caused by employees or third parties, could have the potential to harm relationships with our customers or restrict our ability to meet our customers’ expectations.

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

There has also been increased regulatory scrutiny of the use of “big data” techniques, machine learning, and artificial intelligence. It is likely that we will be subject to new regulations that could materially adversely affect our operations or ability to write business profitably in one or more jurisdictions. In addition, regulators have recently requested information from insurers on their use of algorithms, artificial intelligence and machine learning. We have internal policies governing the use of artificial intelligence by our employees designed to protect us from breaches of data privacy, liability and regulatory enforcement risk; however, if our employees violate these policies, it could expose us to such risks. Our exposure to these risks also could increase if our vendors, suppliers, or other third-party providers employ artificial intelligence in relation to the products or services they provide to us, as we have limited control over such use in third-party products or services. These risks include, among others, the input of confidential information, including material non-public information, in contravention of our policies or contractual restrictions to which any of the foregoing are subject, or in violation of applicable laws or regulations, including those relating to data protection. We cannot predict what, if any, regulatory actions may be taken with regard to “big data,” but any limitations could have a material impact on our business, business processes, financial condition, and results of operations.

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

In 1996, the Board of Directors authorized a stock repurchase program and, since then, has periodically increased the number of shares authorized for repurchase under the program. The most recent increase occurred in November 2022 and brought the number of shares authorized for repurchase over the life of the program to 117,000,000 shares. There is no expiration date for the repurchase program. The timing and actual number of shares repurchased, if any, will depend on a variety of factors including the timing of open trading windows, trading price, corporate and regulatory requirements, and market conditions. The stock repurchase program does not obligate us to acquire any amount of common stock and may be suspended or discontinued at any time at our discretion. Repurchases pursuant to our stock repurchase program could affect our stock price, increase the volatility of the price of our common stock and reduce the market liquidity for our common stock. Additionally, repurchases under our stock repurchase program will diminish our cash reserves, which could strain our liquidity, impact our ability to pursue future strategic opportunities and acquisitions, and result in lower overall returns on our cash balances. There can be no assurance that any further stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares of common stock. Although our stock repurchase program is intended to enhance long-term stockholder value, there is no guarantee we will be successful in achieving this objective.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

Our information security and cybersecurity program is based on a cybersecurity framework that is designed to protect against operational risks related to cybersecurity.

Cybersecurity Risk Management and Strategy

We recognize the importance of developing, implementing, and maintaining cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of company information, and data entrusted to us by our customers. We have implemented a cybersecurity program to assess, identify, and manage risks from cybersecurity threats that could adversely and materially affect the confidentiality, integrity, and availability of our information and information systems. We maintain administrative, technical, and physical controls designed to protect the security and privacy of confidential, personal, and proprietary information. We conduct regular assessments, measuring our exposure to cyber threats. These assessments form the basis for our cyber risk program. Threats and risks are identified from threat intelligence sources that include our vendors, industry, and government organizations. Our Chief Information Security Officer (“CISO”) is responsible for overseeing and implementing our cybersecurity program and enforcing our cybersecurity policy. We employ internal dedicated security personnel and also have contracted services delivered from a full-service Managed Security Service Provider. Our Chief Technology Officer (“CTO) oversees our day-to-day security operations, and our Chief Information Officer (“CIO”) oversees our secure development activities.

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

Our CISO leads our enterprise information security, privacy, and cybersecurity program, which is designed to (i) ensure the security, confidentiality, integrity and availability of our information and information systems; (ii) protect against any anticipated threats or hazards to the security, confidentiality, integrity or availability of such information and information systems; and (iii) protect against unauthorized access to or use of such information or information systems that could result in substantial harm or inconvenience to us, our partners or our customers. We have implemented an industry adopted cybersecurity framework, which is continuously improving. We continuously test and assess our cybersecurity posture, including through third-party risk assessments performed by reputable assessors, consultants, and auditors. Additionally, we perform an annual evaluation of our cybersecurity program.

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

Cybersecurity Governance

As stated above, the Board of Directors and the Audit Committee maintain oversight of the cybersecurity program to ensure risks to the Company are managed appropriately. Our CISO, who reports to the Chief Executive Officer, is responsible for providing annual updates to the Board of Directors and to executive leadership. In addition, our CISO partners closely with our CIO and CTO and their respective organizations to execute defined functions within our cybersecurity program. Our CISO, CIO, and CTO each report directly to the Chief Executive Officer who, as appropriate, will escalate any cybersecurity issues to the Board. Our CISO and CIO both attend regular meetings with the executive officer team, including our Chief Execuctive Officer, Chief Financial Officer and other senior executive officers, and report on cybersecurity matters as appropriate.

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

Item 2. Properties.

The Company’s principal executive office is located in Fort Worth, Texas. The Company entered into a lease for approximately 26,000 square feet for its headquarters, which expires in April 2028. The Company leases 61 branch offices in 40 states, which range in size from 200 square feet up to 26,000 square feet. The lease terms for the branch offices range from monthly to eight years and expire at various dates through 2031. In addition to its leased properties, the Company owns a 32,000 square foot building located in Milwaukie, Oregon, used as office space. The Company believes that its facilities are adequate for its current needs and that suitable additional space will be available as required to scale its business.

The Company’s lease agreements may include options to extend the lease following the initial term. At the time of adopting ASC 842, the Company determined that it was reasonably certain it would exercise the option to renew, and these options were considered in determining the initial lease term. The Company referred to its employees’ historical practices in determining the option to renew. The Company has since reassessed the assumption of the renewal term and determined that due to the COVID-19 pandemic, the Company now expects more of its workforce to either be regularly or permanently working from home. Therefore, expecting a reduction in overall square footage of office space needs, the Company no longer believes it is reasonably certain it will exercise most of its options to renew, and therefore, has removed the renewal term of several lease obligations.

Item 3. Legal Proceedings.

From time to time the Company is involved in legal proceedings arising in the ordinary course of business. Although the results of these ordinary course matters cannot be predicted with certainty, we believe that the resolution of these matters will not, individually or in the aggregate, have a material adverse effect on our financial position or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s common stock is traded on the Nasdaq Global Select Market under the symbol CRVL.

Holders. As of May 19, 2025, there were approximately 632 holders of record of the Company’s common stock according to the information provided by the Company’s transfer agent.

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

Recent Sales of Unregistered Equity Securities. None.

Issuer Purchases of Equity Securities. The following table summarizes purchases of the Company’s common stock made by or on behalf of the Company or on behalf of any affiliated purchaser in the quarter ended March 31, 2025.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that may still be Purchased Under the Program
January 1 to January 31, 2025	26,932	$111.31	26,932	2,577,038
February 1 to February 28, 2025	24,585	115.85	24,585	2,552,453
March 1 to March 31, 2025	29,144	108.01	29,144	2,523,309
Total	80,661	$111.50	80,661	2,523,309

In 1996, the Board of Directors authorized a stock repurchase program initially for up to 100,000 original shares of our common stock. The Board of Directors has periodically increased the number of shares authorized for repurchase under the repurchase program. In November 2022, the Board of Directors increased the number of shares of common stock authorized to be repurchased over the life of the program by 3,000,000 shares to 117,000,000 shares. There is no expiration date for the program. The program does not obligate us to acquire any amount of common stock and may be suspended or discontinued at any time at our discretion. As of March 31, 2025, the Company has repurchased 114,476,691 shares of its common stock over the life of the program.

STOCK PERFORMANCE GRAPH

The graph and the table depicted below show a comparison of cumulative total stockholder return on our Common Stock against the cumulative total return of the Nasdaq Composite and the Nasdaq Healthcare Services Index over a five year period beginning on March 31, 2020. The graph assumes that $100 was invested in the Company’s Common Stock, the Nasdaq Composite, and the Nasdaq Healthcare Services Index on March 31, 2020, and in each index, and that all dividends were reinvested. No cash dividends have been paid or declared on the Common Stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

CorVel Stock Performance Graph
$700
$600
$500
$400
$300
$200
$100
$-
March 31, 2020
March 31, 2021
March 31, 2022
March 31, 2023
March 31, 2024
March 31, 2025
CorVel
Nasdaq U.S.
Nasdaq Health

	2020	2021	2022	2023	2024	2025
CorVel Corporation	100.00	188.20	309.01	349.07	482.41	616.24
U.S. Nasdaq Composite	100.00	172.04	184.68	158.72	212.72	224.66
U.S. Nasdaq Healthcare Services	100.00	148.88	124.09	115.76	126.67	118.51

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

Item 6. [Reserved.]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations financial condition appears in a separate section of this annual report immediately following the "Signatures" section, and is incorporated herein by this reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates. We do not hold or issue financial instruments for trading purposes.

Interest Rate Risk

Our invested assets are primarily held as cash and cash equivalents, which are subject to various market risk exposures such as interest rate risk. The fair value of our portfolio of cash and cash equivalents as of March 31, 2025 approximated its carrying value due to its short-term duration. We estimated market risk as the potential decrease in fair value resulting from a hypothetical one-percentage point increase in interest rates for the instruments contained in the cash and cash equivalents investment portfolio. The resulting fair values were not materially different from their carrying values at March 31, 2025.

Inflation Risk

An increase in inflation could affect our business in several ways. Inflation increases expenses for labor and other operating costs, potentially putting pressure on our profitability if such costs cannot be passed through to our customers. Inflation could also lead to increased costs for losses and loss adjustment expenses in each of our operating service lines. Prolonged and elevated inflation could adversely affect the financial markets and the economy generally, and may force governments to pursue a restrictive fiscal and monetary policy, which could constrain overall economic activity or inhibit our revenue growth opportunities.

Credit Risk Related to Performing Certain Services for Our Clients

We process payments for claims settlements, primarily on behalf of our self-insured clients. The liability for the settlement cost of claims processed, which is generally pre-funded, remains with the client. Accordingly, we do not incur significant credit risk in the performance of these services.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control—Integrated Framework. Based on this assessment, our management, including our principal executive officer and principal financial officer, concluded that our internal control over financial reporting was effective as of March 31, 2025, to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Our independent registered public accounting firm, Haskell & White LLP, has audited our consolidated financial statements included in this annual report and has issued an attestation report on the effectiveness of our internal control over financial reporting as of March 31, 2025, as stated in their report that is included in Part II, Item 8 herein.

Changes to Internal Control over Financial Reporting

During the quarter ended March 31, 2025, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item will be included under the captions "Election of Directors — Nominee Information", "Section 16(a) Beneficial Ownership Reporting Compliance," "Executive Officers," "Corporate Governance—Standing Committees and Attendance at Board and Committee Meetings," and "Corporate Governance — Corporate Governance Guidelines, Committee Charters and Code of Business Conduct" in the Company's Definitive Proxy Statement on Schedule 14A for its 2025 Annual Meeting of Shareholders (the "2025 Annual Meeting") to be filed within 120 days after March 31, 2025 (the "Proxy Statement"), and is incorporated herein by reference.

Insider Trading Policies and Procedures

The Company has an insider trading policy and procedures governing the purchase, sale and/or other dispositions of the Company’s securities that applies to all directors, officers, employees and certain other persons. It is also the Company’s policy to take appropriate steps to comply with applicable federal and state securities laws and regulations, as well as applicable stock exchange listing standards, when the Company engages in transactions in the Company’s securities. The Company believes that its insider trading policy and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of the Company’s insider trading policy is filed as Exhibit 19.1 to this annual report.

Code of Ethics

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

Item 11. Executive Compensation.

The information required by this Item will be included under the captions "Compensation Discussion and Analysis," "Summary Compensation Table," "Employment and Change in Control Arrangements," "Corporate Governance—Director Compensation," "Report of the Compensation Committee of the Board of Directors on Executive Compensation," and "Compensation Committee Interlocks and Insider Participation" in the Company’s Proxy Statement, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be included under the captions “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Equity Compensation Plan Information” in the Company’s Proxy Statement, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Party Transactions, and Director Independence.

The information required by this Item will be included under the captions “Certain Relationships and Related-Person Transactions,” “Election of Directors,” “Information Regarding Director Nominees,” and “Corporate Governance, Board Composition and Board Committees” in the Company’s Proxy Statement, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item will be included under the captions “Principal Accountant Fees and Services,” “Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm” and “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement, and is incorporated herein by reference.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)(1) Financial Statements:

The Company’s financial statements appear in a separate section of this annual report, beginning on the pages referenced below:

(a)(2) Financial Statement Schedule:

The Company’s consolidated financial statements, as listed under Item 15(a)(1), appear in a separate section of this annual report and are incorporated herein by this reference. The Company’s financial statement schedule is as follows:

Schedule II — Valuation and Qualifying Accounts

	Balance at Beginning of Year	Additions Charged to Cost and Expenses	Deductions	Balance at End of Year
Allowance for expected credit losses:
Fiscal Year Ended March 31, 2025:	$4,245,000	$3,530,000	$(86,000)	$7,689,000
Fiscal Year Ended March 31, 2024:	2,823,000	1,828,000	(406,000)	4,245,000
Fiscal Year Ended March 31, 2023:	2,562,000	1,216,000	(955,000)	2,823,000

(a)(3) Exhibits:

EXHIBITS

Exhibit No.	Title	Method of Filing

3.1	Fourth Amended and Restated Certificate of Incorporation of CorVel Corporation.	Incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020 filed on August 6, 2020 (File No. 000-19291).

3.2	Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of CorVel Corporation	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 26, 2024.

3.2	Second Amended and Restated Bylaws of CorVel Corporation.	Incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020 filed on August 6, 2020 (File No. 000-19291).

4.1	Description of Securities	Filed herewith.

10.1*	Restated Omnibus Incentive Plan (Formerly The Restated 1988 Executive Stock Option Plan)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 4, 2020 (File No. 000-19291).

10.2*	Forms of Notice of Grant of Stock Option, Stock Option Agreement and Notice of Exercise Under the Restated Omnibus Incentive Plan (Formerly The Restated 1988 Executive Stock Option)

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

10.3*	Restated 1991 Employee Stock Purchase Plan, as amended	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 11, 2021 (File No. 000-19291).

10.4	Fidelity Master Plan for Savings and Investment, and amendments (P) Paper filing	Incorporated herein by reference to Exhibits 10.16 and 10.16A to the Company’s Registration Statement on Form S-1 Registration No. 33-40629 initially filed on May 16, 1991.

10.5*†	Stock Option Agreement, dated November 5, 2020, by and between CorVel Corporation and Michael Combs, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 12, 2020 (File No. 000-19291).

10.6*†	Stock Option Agreement, dated November 5, 2020, by and between CorVel Corporation and Brandon O’Brien, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 12, 2020 (File No. 000-19291).

10.7*†	Stock Option Agreement, dated November 5, 2020, by and between CorVel Corporation and Diane J. Blaha, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 12, 2020 (File No. 000-19291).

10.8*†	Stock Option Agreement, dated November 5, 2020, by and between CorVel Corporation and Maxim Shishin, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 12, 2020 (File No. 000-19291).

10.9*†	Stock Option Agreement, dated November 5, 2020, by and between CorVel Corporation and Jennifer Yoss, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on November 12, 2020 (File No. 000-19291).

10.10*†	Stock Option Agreement, dated December 8, 2021, by and between CorVel Corporation and Michael Combs, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2021 filed on February 3, 2022 (File No. 000-19291).

10.11*†	Stock Option Agreement, dated December 8, 2021, by and between CorVel Corporation and Brandon O’Brien, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2021 filed on February 3, 2022 (File No. 000-19291).

10.12*†	Stock Option Agreement, dated December 8, 2021, by and between CorVel Corporation and Diane J. Blaha, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2021 filed on February 3, 2022 (File No. 000-19291).

10.13*†	Stock Option Agreement, dated December 8, 2021, by and between CorVel Corporation and Maxim Shishin, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2021 filed on February 3, 2022 (File No. 000-19291).

10.14*†	Stock Option Agreement, dated December 8, 2021, by and between CorVel Corporation and Jennifer Yoss, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2021 filed on February 3, 2022 (File No. 000-19291).

19.1	Insider Trading Policy	Incorporated herein by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K for the period ended March 31, 2024 filed on May 24, 2024 (File No. 000-19291).

21.1	Subsidiaries of the Company.	Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm, Haskell & White LLP.	Filed herewith.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

97.1	Executive Clawback Policy	Incorporated herein by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K for the period ended March 31, 2024 filed on May 24, 2024 (File No. 000-19291).

101.INS	Inline XBRL Instance Document	Furnished herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	Furnished herewith.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Furnished herewith.

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
Michael G. Combs
Chairman of the Board, Chief Executive Officer, and President
(Principal Executive Officer)

Date: May 23, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael G. Combs	Chairman of the Board, Chief Executive Officer, and President	May 23, 2025
Michael G. Combs	(Principal Executive Officer)

/s/ Brandon T. O’Brien	Chief Financial Officer	May 23, 2025
Brandon T. O’Brien	(Principal Financial Officer)

/s/ Jennifer L. Yoss	Vice President, Accounting	May 23, 2025
Jennifer L. Yoss	(Principal Accounting Officer)

/s/ Alan R. Hoops	Director	May 23, 2025
Alan R. Hoops

/s/ Steven J. Hamerslag	Director	May 23, 2025
Steven J. Hamerslag

/s/ R. Judd Jessup	Director	May 23, 2025
R. Judd Jessup

/s/ Joanna C. Burkey	Director	May 23, 2025
Joanna C. Burkey

/s/ Jeffrey J. Michael	Director	May 23, 2025
Jeffrey J. Michael

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations may include certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended, including without limitation statements with respect to anticipated future operating and financial performance, growth and acquisition opportunities and other similar forecasts and statements of expectation. Words such as “expects,” “anticipates,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “potential,” “continue,” “strive,” “ongoing,” “may,” “will,” “would,” “could,” “should,” as well as variations of these words and similar expressions, are intended to identify these forward-looking statements. Forward-looking statements made by the Company and its management are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance.

The Company disclaims any obligations to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise. Actual future performance, outcomes, and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of these factors include without limitation; general industry and economic conditions, including a decreasing number of national claims due to a decreasing number of injured workers; competition from other managed care companies and third party administrators; the ability to expand certain areas of the Company’s business; growth in the Company’s sale of TPA services; shifts in customer demands; the ability of the Company to produce market-competitive software; changes in operating expenses, including employee wages, benefits, and medical inflation; cost of capital and capital requirements; dependence on key personnel; the impact of potential cybersecurity incidents; existing and possible litigation and legal liability in the course of operations and the Company’s ability to resolve such litigation; governmental and public policy changes, including but not limited to legislative and administrative law and rule implementation or change; the impact of recently issued accounting standards on the Company’s consolidated financial statements; the continued availability of financing in the amounts and at the terms necessary to support the Company’s future business and the other risks identified in Part I, Item 1A of this annual report, “Risk Factors.”

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

Network Solutions Services

The Company’s network solutions services are designed to reduce the price paid by its customers for medical services rendered in workers’ compensation cases, automobile insurance policies, and group health insurance policies. The network solutions services offered by the Company include automated medical fee auditing, preferred provider management and reimbursement services, retrospective utilization review, facility claim review, professional review, pharmacy services, directed care services, Medicare solutions, clearinghouse services, independent medical examinations, and inpatient medical bill review. Network solutions services also include revenue from the Company’s directed care network (known as CareIQ), including imaging, physical therapy, durable medical equipment, and translation and transportation.

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

Summary of Fiscal 2025 Annual Results

The Company had revenues of $896 million in fiscal 2025, an increase of $100 million, or 13%, compared to $795 million for fiscal 2024. This increase was due to an increase in revenues from both patient management and network solutions activity primarily with new customers.

During fiscal 2025, the Company’s gross profit increased to $210 million from $172 million in fiscal 2024, an increase of $38 million, or 22%. This increase was primarily due to the increase of 13% in revenue mentioned above. This was offset by an increase in salaries by 9% resulting from increased average headcount of 6% in field operations.

During fiscal 2025, the Company’s general and administrative expenses increased to $88.9 million from $76.6 million in fiscal 2024, an increase of $12.3 million, or 16%. In fiscal 2024, the Company had a one-time decrease in general and administrative expenses due to a one-time insurance recovery settlement from a lawsuit in 2011. The Company expects general and administrative expenses to grow at the same rate as revenues.

During fiscal 2025, the Company’s net income before tax increased to $120.8 million from $95.1 million in fiscal 2024, an increase of $25.7 million, or 27%. The increase was primarily due to an increase in revenues and pretax margin.

During fiscal 2025, the Company’s income tax expense increased to $25.7 million from $18.8 million in fiscal 2024, an increase of $6.8 million, or 36%. The increase was due to an increase in income before income taxes. The Company’s effective income tax rate was 21% for fiscal year 2025 and 20% for fiscal year 2024.

Diluted weighted average shares were 52.0 million shares in fiscal 2025 and fiscal 2024, with a decrease of 47,000 shares, or 0.1%. This decrease was primarily due to the repurchase of 377,154 shares of common stock in fiscal 2025 under the Company’s stock repurchase program. Since commencing this program in the fall of 1996, the Company has repurchased 114,476,691 shares of its common stock through March 31, 2025, at a cost of $832 million. These repurchases were funded primarily from the Company’s operating cash flows.

Diluted earnings per share increased to $1.83 per share in fiscal 2025 from $1.47 per share in fiscal 2024, an increase of $0.36 per share, or 24%. The increase in diluted earnings per share was primarily due to an increase in net income.

During fiscal 2025, the Company effected a three-for-one forward stock split of its common stock. All prior period share, equity award and per share amounts and calculations in this annual report and in the consolidated financial statements contained in this annual report have been retroactively adjusted to reflect the stock split.

Results of Operations

The Company derives its revenues from providing patient management and network solutions services to payors of workers’ compensation benefits, automobile insurance claims, and group health insurance benefits. Patient management services include claims management and all services sold to claims management customers, case management, 24/7 nurse triage, utilization management, vocational rehabilitation, and life care planning. Network solutions services include fee schedule auditing, hospital bill auditing, pharmacy, independent medical examinations, directed care services, diagnostic imaging review services and preferred provider referral services. The percentages of total revenues attributable to patient management and network solutions services for the fiscal years ended March 31, 2025, 2024 and 2023 are listed below.

	2025	2024	2023
Patient management services	64.9%	66.6%	66.6%
Network solutions services	35.1%	33.4%	33.4%
	100.0%	100.0%	100.0%

As noted in the table above, revenue from patient management services decreased from fiscal 2023 to fiscal 2025 and network solutions services grew from fiscal 2023 to fiscal 2025. This is primarily due to the Company’s increased focus in enhanced bill review programs services, which are included within network solutions services.

The following table shows the consolidated statements of income for the fiscal years ended March 31, 2025, 2024 and 2023, and the dollar changes, as well as the percentage changes for each fiscal year. The following amounts are in thousands, except per share data and percentages.

	Fiscal 2025	Fiscal 2024	Fiscal 2023	Amount Change from Fiscal 2024 to 2025	Amount Change from Fiscal 2023 to 2024	Percent Change from Fiscal 2024 to 2025	Percent Change from Fiscal 2023 to 2024
Revenues	$895,589	$795,311	$718,562	$100,278	$76,749	12.6%	10.7%
Cost of revenues	685,861	623,618	560,303	62,243	63,315	10.0	11.3
Gross profit	209,728	171,693	158,259	38,035	13,434	22.2	8.5
General and administrative	88,904	76,592	73,705	12,312	2,887	16.1	3.9
Income before income taxes	120,824	95,101	84,554	25,723	10,547	27.0	12.5
Income tax provision	25,659	18,849	18,189	6,810	660	36.1	3.6
Net income	$95,165	$76,252	$66,365	$18,913	$9,887	24.8%	14.9%
Net income per share:
Basic	$1.85	$1.48	$1.28	$0.37	$0.20	25.0%	15.6%
Diluted	$1.83	$1.47	$1.26	$0.36	$0.21	24.5%	16.7%
Weighted average shares used in net income per share:
Basic	51,379	51,366	51,984	13	(618)	0.0%	(1.2%)
Diluted	51,994	52,041	52,776	(47)	(735)	(0.1%)	(1.4%)

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

The following table sets forth, for the periods indicated, the percentage of revenues represented by certain items reflected in the Company’s consolidated statements of income. The Company’s past operating results are not necessarily indicative of future operating results. The percentages for the fiscal years ended March 31, 2025, 2024 and 2023 are as follows:

Income Statement Percentages	2025	2024	2023
Revenues	100.0%	100.0%	100.0%
Cost of revenues	76.6%	78.4%	78.0%
Gross profit	23.4%	21.6%	22.0%
General and administrative	9.9%	9.6%	10.3%
Income before income taxes	13.5%	12.0%	11.7%
Income tax provision	2.9%	2.4%	2.5%
Net income	10.6%	9.6%	9.2%

Revenue

The Company derives its revenues from providing patient management and network solutions services to payors of workers’ compensation benefits, automobile insurance claims, and group health insurance benefits.

Change in Revenue

Fiscal 2025 Compared to Fiscal 2024

Revenues increased to $896 million in fiscal 2025 from $795 million in fiscal 2024, an increase of $100 million, or 13%. Patient management services increased to $581 million from $530 million, an increase from fiscal 2024 of 10%. This increase is primarily due to higher revenue from the Company’s TPA and related services. Total new claims increased by 5% during fiscal 2025 compared to fiscal 2024. Network solutions services revenues increased to $314 million from $265 million, an increase from fiscal 2024 of 19%. This increase is primarily due to increases in enhanced bill review programs services, which resulted in higher revenue per bill. Most of the increase is primarily attributable to the growth with new customers in managed care and enterprise companies and, to a lesser extent, growth with existing customers in enhanced bill review programs services.

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

Cost of Revenue

The Company’s cost of revenues consists of direct expenses, costs directly attributable to the generation of revenue, and indirect costs which are incurred to support the operations in the field offices which generate the revenue. Direct expenses primarily include (i) case manager and bill review analysts’ salaries, along with related payroll taxes and fringe benefits, and (ii) costs associated with independent medical examinations (known as IME), prescription drugs, and MRI, physical therapy, and durable medical equipment providers. Most of the Company’s revenues are generated in offices which provide both patient management services and network solutions services. The largest of the field indirect costs are (i) manager salaries and bonuses, (ii) account executive base pay and commissions, (iii) salaries of administrative and clerical support, field systems personnel and PPO network developers, along with related payroll taxes and fringe benefits, and (iv) office rent. During fiscal 2025 and 2024, approximately 33% and 34%, respectively, of the costs incurred in the field were considered field indirect costs, which support both the patient management services and network solutions services operations of the Company’s field operations.

Change in Cost of Revenue

Fiscal 2025 Compared to Fiscal 2024

The Company’s cost of revenues increased to $686 million in fiscal 2025 from $624 million in fiscal 2024, an increase of $62 million, or 10%. The increase in cost of revenues was primarily due to the increase in total revenues of 13%. Just over half the Company’s cost of revenue is labor cost. Additionally, there was an increase in salaries of 9% resulting from increased average headcount of 6% in field operations and growth in average annual salary increases due to wage inflation. Headcount increased due to an increase in business volume.

Fiscal 2024 Compared to Fiscal 2023

The Company’s cost of revenues increased to $624 million in fiscal 2024 from $560 million in fiscal 2023, an increase of $63 million, or 11%. The increase in cost of revenues was primarily due to the increase in total revenues of 11%. Just over half the Company’s cost of revenue is labor cost. Additionally, there was an increase in salaries of 10% resulting from increased average headcount of 8% in field operations and growth in average annual salary increases due to wage inflation. Headcount increased due to an increase in business volume.

General and Administrative Expense

During fiscal years 2025, 2024 and 2023, approximately 44%, 51%, and 49%, respectively, of general and administrative costs consisted of corporate systems costs, which include the corporate systems support, implementation and training, rules engine development, national IT strategy and planning, depreciation of hardware costs in the Company’s corporate offices and backup data center, the Company’s nationwide area network, and other systems related costs. The Company includes all IT-related costs managed by the corporate office in general and administrative whereas the field IT-related costs are included in the cost of revenues. The remaining general and administrative costs consist of national marketing, national sales support, corporate legal, corporate insurance, human resources, accounting, product management, new business development, and other general corporate expenses.

Change in General and Administrative Expense

Fiscal 2025 Compared to Fiscal 2024

General and administrative expenses increased to $88.9 million in fiscal 2025 from $76.6 million in fiscal 2024, an increase of $12.3 million, or 16%. This increase was primarily due to a one-time insurance recovery settlement from a lawsuit in 2011 during fiscal 2024. The Company expects general and administrative expenses to grow at the same rate as revenues.

Fiscal 2024 Compared to Fiscal 2023

General and administrative expenses increased to $76.6 million in fiscal 2024 from $73.7 million in fiscal 2023, an increase of $2.9 million, or 4%. This increase was primarily due to an increase in corporate system costs due to an increase of spending in developed software.

Income Tax Provision

Fiscal 2025 Compared to Fiscal 2024

The Company’s income tax expense increased to $25.7 million for fiscal 2025 from $18.8 million for fiscal 2024, an increase of $6.8 million. Income before income tax provision increased to $121 million in fiscal 2025 from $95 million in fiscal 2024, an increase of $25.7 million. The Company’s effective income tax rate was 21% for fiscal 2025 and 20% for fiscal 2024. The effective tax rate is less than the statutory tax rate primarily due to the impact of stock option exercises for both periods.

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

Net Income

Fiscal 2025 Compared to Fiscal 2024

The Company’s net income was $95.2 million in fiscal 2025 and $76.3 million in fiscal 2024, an increase of $18.9 million, or 25%. The increase was primarily due to an increase in revenues and pretax margin.

Fiscal 2024 Compared to Fiscal 2023

The Company’s net income was $76.3 million in fiscal 2024 and $66.4 million in fiscal 2023, an increase of $9.9 million, or 14.9%. The increase in revenues was offset by a slight decrease in gross profit margin. The increase in cost of revenue is due to an increase in headcount.

Earnings per Share

Fiscal 2025 Compared to Fiscal 2024

The Company’s diluted earnings per share increased to $1.83 per share in fiscal 2025 from $1.47 per share in fiscal 2024, an increase of $0.36 per share, or 24%. This was primarily due to an increase in net income.

Fiscal 2024 Compared to Fiscal 2023

The Company’s diluted earnings per share increased to $1.47 per share in fiscal 2024 from $1.26 per share in fiscal 2023, an increase of $0.21 per share, or 16.7%. This was primarily due to an increase in net income.

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

The Company has historically funded its operations and capital expenditures primarily from cash flow from operations, and to a lesser extent, stock option exercises. The Company’s net accounts receivables have ranged from 41 to 43 days of average sales for the fiscal years ended March 31, 2025, 2024 and 2023. The Company expects days sales outstanding (known as DSO) to remain in the low to mid 40-day range. The Company’s historical profit margins and historical ratio of investments in assets used in the business has allowed the Company to generate sufficient cash flow to repurchase $832 million of its common stock during the past 29 fiscal years, on inception-to-date net earnings of $903 million. The Company repurchases shares during periods of excess liquidity, which has occurred in all 34 years that the Company has been public. Should the Company have lower income or cash flows, it could reduce or eliminate repurchases under the stock repurchase program until earnings and cash flow improved. Working capital increased to $183 million at March 31, 2025, from $118 million at March 31, 2024. This is primarily due to the increase in net income, and to a lesser extent, a decrease in spending to repurchase shares of the Company’s common stock under its stock repurchase program.

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

As of March 31, 2025, the Company had $171 million in cash and cash equivalents, invested primarily in short-term, interest-bearing, highly-liquid, investment-grade securities with maturities of 90 days or less.

The Company believes that the cash balance at March 31, 2025, along with anticipated internally-generated funds will be sufficient to meet the Company’s expected cash requirements for at least the next twelve months and beyond.

Operating Cash Flows

Fiscal 2025 Compared to Fiscal 2024

Net cash provided by operating activities increased to $127.3 million in fiscal 2025 from $99.2 million in fiscal 2024, an increase of $28.1 million. The increase in cash flow from operating activities was primarily due to an increase in net income of $18.9 million during fiscal 2025. Additionally, accounts receivable increased at a lesser rate than prior year due to improvement in days sales outstanding.

Fiscal 2024 Compared to Fiscal 2023

Net cash provided by operating activities increased to $99.2 million in fiscal 2024 from $82.3 million in fiscal 2023, an increase of $16.9 million. The increase in cash flow from operating activities was primarily due to an increase in net income of $9.9 million during fiscal 2024.

Investing Activities

Fiscal 2025 Compared to Fiscal 2024

Net cash flow used in investing activities increased to $35.8 million in fiscal 2025 from $29.2 million in fiscal 2024, an increase of $6.5 million. This increase in investing activity was primarily due to an increase in software development efforts. The Company expects future expenditures for property and equipment to increase if revenues increase.

Fiscal 2024 Compared to Fiscal 2023

Net cash flow used in investing activities increased to $29.2 million in fiscal 2024 from $26.3 million in fiscal 2023, an increase of $2.9 million. This increase in investing activity was primarily due to an increase in software development efforts. The Company expects future expenditures for property and equipment to increase if revenues increase.

Financing Activities

Fiscal 2025 Compared to Fiscal 2024

Net cash flow used in financing activities decreased to $26.5 million in fiscal 2025 from $35.8 million in fiscal 2024, a decrease of $9.2 million. During fiscal 2025, the Company spent $37.6 million to repurchase 377,154 shares of its common stock (at an average price of $99.71 per share). During fiscal 2024, the Company spent $45.7 million to repurchase 645,939 shares of its common stock (at an average price of $70.76 per share).

If the Company continues to generate cash flow from operating activities, the Company may continue to repurchase shares of its common stock on the open market, if authorized by the Company’s Board of Directors pursuant to the Company’s stock repurchase program, or seek to identify other businesses to acquire. The Company has historically used cash provided by operating activities and from the exercise of stock options to repurchase stock. The Company expects that it may use some of the cash on the balance sheet at March 31, 2025, to repurchase additional shares of its common stock in the future.

Fiscal 2024 Compared to Fiscal 2023

Net cash flow used in financing activities decreased to $35.8 million in fiscal 2024 from $82.1 million in fiscal 2023, a decrease of $46.4 million. During fiscal 2024, the Company spent $45.7 million to repurchase 645,939 shares of its common stock (at an average price of $70.76 per share). During fiscal 2023, the Company spent $93.7 million to repurchase 1,794,723 shares of its common stock (at an average price of $52.19 per share).

Litigation

The Company is involved in litigation arising in the ordinary course of business. Management believes that resolution of these matters will not result in any payment that, in the aggregate, would be material to the consolidated financial position or results of operations of the Company.

Inflation

The Company experiences pricing pressures in the form of competitive prices. The Company is also impacted by rising costs for certain inflation-sensitive operating expenses such as labor, employee benefits, and facility leases. The Company does not believe these impacts were material to its revenues or net income in fiscal 2025; however, the Company believes inflation could have a material impact to pricing and operating expenses in future years due to the state of the economy and current inflation rates.

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

Segment Reporting: Based on the Company’s Chief Operating Decision Maker’s ("CODM") review and assessment of the Company’s operations for purposes of performance monitoring and resource allocation, the Company determined that its operations and the decisions to allocate resources and deploy capital are organized and managed on a consolidated basis. Accordingly, management has identified one operating segment, which is its reportable segment, under this organizational and reporting structure.

Goodwill and Long-Lived Assets: Goodwill arising from business combinations represents the excess of the purchase price over the estimated fair value of the net assets of the acquired business. Pursuant to ASC 350-10 through ASC 350-30, “Goodwill and Other Intangible Assets,” goodwill is tested annually for impairment or more frequently if circumstances indicate the potential for impairment. Also, management tests for impairment of its amortizable intangible assets and long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The impairment test is conducted at the company level. The measurement of fair value is based on an evaluation of market capitalization. Management considers industry growth rates and trends and cost structure changes. Based on the Company’s tests and reviews, no impairment of its goodwill, intangible assets, or other long-lived assets existed at March 31, 2025 or March 31, 2024. However, future events or changes in current circumstances could affect the recoverability of the carrying value of goodwill and long-lived assets.

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

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s term, and the Company’s expected annual dividend yield. The Company issues performance-based stock options which vest only upon the Company’s achievement of certain earnings per share targets on a calendar year basis, as determined by the Company’s Board of Directors. These options were valued in the same manner as the time-based options. However, the Company only recognizes stock compensation expense to the extent that the targets are determined to be probable of being achieved, which triggers the vesting of the performance options. The Company’s management believes that this valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in fiscal 2025. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

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

Recently Issued Accounting Standards

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, to require disaggregated disclosure of certain income statement expense line items, such as purchases of inventory, employee compensation, and depreciation and amortization. The new standard is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments should be applied prospectively, but retrospective application is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires more detailed information about a reportable segment’s expenses. The new standard is effective for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024, with retrospective application required. The Company adopted this pronouncement retrospectively in the fiscal year of 2025 and provided required disclosures in Note 12 Segment Reporting to the consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

CorVel Corporation

Opinions on the Consolidated Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of CorVel Corporation (the “Company”) as of March 31, 2025 and 2024, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2025, and the related notes and financial statement schedule (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of March 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2025 and 2024, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2025, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (Continued)

Revenue Recognition - Refer to Note 2 to the Consolidated Financial Statements

Critical Audit Matter Description:

The Company recognizes revenue upon transfer of control of promised services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those services. Certain services involve estimation of the related transaction price that, in turn, led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to management’s judgments. Revenues that are most significantly impacted by management’s estimates and judgments include (i) bill review services that contain contractual provisions that allow the customer to compensate the Company only for services that it utilizes and (ii) directed care services at period-end for which the Company has not been billed by the related providers.

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
▪
We evaluated the reasonableness of management’s estimates through tests of the underlying data used by the Company to determine related bill review revenue estimates. We examined customer contracts and analyzed historical utilization analyses completed by the Company.
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

Irvine, California

May 23, 2025

CORVEL CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,
	2025	2024
ASSETS
Current Assets
Cash and cash equivalents	$170,584,000	$105,563,000
Customer deposits	101,472,000	88,142,000
Accounts receivable (less allowance for expected credit losses of $7,690,000 at March 31, 2025 and $4,245,000 at March 31, 2024)	104,126,000	97,108,000
Prepaid expenses and income taxes	10,507,000	11,418,000
Total current assets	386,689,000	302,231,000
Property and equipment, net	92,052,000	85,892,000
Goodwill	36,814,000	36,814,000
Other intangible assets, net	438,000	821,000
Right-of-use asset, net	20,825,000	24,058,000
Deferred tax asset, net	8,704,000	3,545,000
Other assets	454,000	1,318,000
Total assets	$545,976,000	$454,679,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts and income taxes payable	$16,792,000	$16,631,000
Accrued liabilities	187,244,000	167,868,000
Total current liabilities	204,036,000	184,499,000
Long-term lease liabilities	19,953,000	22,533,000
Total liabilities	223,989,000	207,032,000
Commitments and contingencies
Stockholders’ Equity
Common stock, $.0001 par value: 360,000,000 shares authorized at March 31, 2025 and 2024; 165,836,235 shares issued (51,359,544 shares outstanding, net of treasury shares) and 165,486,225 shares issued (51,386,688 shares outstanding, net of treasury shares) at March 31, 2025 and March 31, 2024, respectively	5,000	3,000
Paid-in-capital	250,407,000	233,629,000
Treasury stock, at cost (114,476,691 and 114,099,537 shares at March 31, 2025 and 2024, respectively)	(831,510,000)	(793,905,000)
Retained earnings	903,085,000	807,920,000
Total stockholders’ equity	321,987,000	247,647,000
Total liabilities and stockholders’ equity	$545,976,000	$454,679,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Years Ended March 31,
	2025	2024	2023
Revenues	$895,589,000	$795,311,000	$718,562,000
Cost of revenues	685,861,000	623,618,000	560,303,000
Gross profit	209,728,000	171,693,000	158,259,000
General and administrative	88,904,000	76,592,000	73,705,000
Income before income taxes	120,824,000	95,101,000	84,554,000
Income tax provision	25,659,000	18,849,000	18,189,000
Net income	$95,165,000	$76,252,000	$66,365,000
Net income per share:
Basic	$1.85	$1.48	$1.28
Diluted	$1.83	$1.47	$1.26
Weighted average shares outstanding:
Basic	51,379,000	51,366,000	51,984,000
Diluted	51,994,000	52,041,000	52,776,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Shares	Stock Amount	Paid-in-Capital	Treasury Shares	Treasury Stock	Retained Earnings	Total Stockholders’ Equity
Balance – March 31, 2022	164,366,136	$3,000	$201,609,000	(111,658,875)	$(654,520,000)	$665,303,000	$212,395,000
Stock issued under employee stock purchase plan	13,371	—	676,000	—	—	—	676,000
Stock issued under stock option plan, net of shares repurchased	582,591	—	10,856,000	—	—	—	10,856,000
Stock-based compensation expense	—	—	5,559,000	—	—	—	5,559,000
Purchase of treasury stock	—	—	—	(1,794,723)	(93,675,000)	—	(93,675,000)
Net income	—	—	—	—	—	66,365,000	66,365,000
Balance – March 31, 2023	164,962,098	3,000	218,700,000	(113,453,598)	(748,195,000)	731,668,000	202,176,000
Stock issued under employee stock purchase plan	9,534	—	681,000	—	—	—	681,000
Stock issued under stock option plan, net of shares repurchased	514,593	—	9,266,000	—	—	—	9,266,000
Stock-based compensation expense	—	—	4,982,000	—	—	—	4,982,000
Purchase of treasury stock	—	—	—	(645,939)	(45,710,000)	—	(45,710,000)
Net income	—	—	—	—	—	76,252,000	76,252,000
Balance – March 31, 2024	165,486,225	3,000	233,629,000	(114,099,537)	(793,905,000)	807,920,000	247,647,000
Stock issued under employee stock purchase plan	7,129	—	749,000	—	—	—	749,000
Stock issued under stock option plan, net of shares repurchased	342,881	—	10,317,000	—	—	—	10,317,000
Stock-based compensation expense	—	—	5,714,000	—	—	—	5,714,000
Purchase of treasury stock	—	—	—	(377,154)	(37,605,000)	—	(37,605,000)
Adjusted shares outstanding	—	2,000	(2,000)	—	—	—	—
Net income	—	—	—	—	—	95,165,000	95,165,000
Balance – March 31, 2025	165,836,235	$5,000	$250,407,000	(114,476,691)	$(831,510,000)	$903,085,000	$321,987,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended March 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$95,165,000	$76,252,000	$66,365,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,536,000	26,252,000	25,121,000
Loss on write down or disposal of property, capitalized software or investment	443,000	290,000	415,000
Stock compensation expense	5,714,000	4,982,000	5,559,000
Provision for expected credit losses	3,445,000	1,828,000	1,216,000
Deferred income taxes	(5,159,000)	(3,321,000)	(1,913,000)
Changes in operating assets and liabilities:
Accounts receivable	(10,463,000)	(17,902,000)	336,000
Customer deposits	(13,330,000)	(8,120,000)	(10,241,000)
Prepaid expenses and income taxes	910,000	(32,000)	3,738,000
Other assets	863,000	60,000	(919,000)
Accounts and income taxes payable	162,000	1,322,000	(4,395,000)
Accrued liabilities	19,376,000	15,290,000	(4,361,000)
Operating lease liabilities	653,000	2,336,000	1,367,000
Net cash provided by operating activities	127,315,000	99,237,000	82,288,000
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(35,755,000)	(29,240,000)	(26,320,000)
Net cash used in investing activities	(35,755,000)	(29,240,000)	(26,320,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of employee stock purchase options	749,000	681,000	676,000
Exercise of common stock options	10,317,000	9,266,000	10,856,000
Purchase of treasury stock	(37,605,000)	(45,710,000)	(93,675,000)
Net cash used in financing activities	(26,539,000)	(35,763,000)	(82,143,000)
Net increase (decrease) in cash and cash equivalents	65,021,000	34,234,000	(26,175,000)
Cash and cash equivalents at beginning of year	105,563,000	71,329,000	97,504,000
CASH AND CASH EQUIVALENTS AT END OF YEAR	$170,584,000	$105,563,000	$71,329,000
Supplemental cash flow information
Income taxes paid	$28,095,000	$22,874,000	$19,993,000
Accrual of software license purchase	$—	$—	$5,273,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended March 31, 2025, 2024 and 2023

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

Cash and Cash Equivalents: Cash and cash equivalents consist of short-term, interest-bearing highly-liquid investment-grade securities with maturities of 90 days or less when purchased. The carrying amounts of the Company’s financial instruments approximate their fair values at March 31, 2025 and 2024 due to the short-term nature of those instruments. Customer deposits represent cash that is expected to be returned or applied towards payment within one year through the Company’s provider reimbursement services.

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

Level 1 - Quoted market prices in active markets for identical assets or liabilities;

Level 2 - Observable inputs other than those included in Level 1 (for example, quoted prices for similar assets in active markets or quoted prices for identical assets in inactive markets); and

Level 3 - Unobservable inputs reflecting management’s own assumptions about the inputs used in estimating the value of the asset.

The carrying amount of the Company’s financial instruments (i.e. cash and cash equivalents, accounts receivable, accounts payable, etc.) approximates their fair values at March 31, 2025 and 2024, due to the short-term nature of those instruments. The Company has no financial instruments that are measured at fair value on a recurring basis.

Revenue Recognition: Revenue is recognized when control of the promised services is transferred to the Company’s customers in an amount that reflects the consideration expected to be entitled to in exchange for those services. As the Company completes its performance obligations which are identified in Note 2, it has an unconditional right to consideration as outlined in the Company’s contracts. Generally, the Company’s billed accounts receivable are expected to be collected in 30 days in accordance with the underlying payment terms. For many of the Company’s services, the Company typically has one performance obligation; however, it also provides the customer with an option to acquire additional services. The Company offers multiple services under its patient management and network solutions service lines. The Company typically provides a menu of offerings from which the customer may choose to purchase. The price of each service is separate and distinct and provides a separate and distinct value to the customer. Pricing is generally consistent for each service irrespective of the other services or quantities requested by the customer

Accounts Receivable: The majority of the Company’s accounts receivable are due from companies in the property and casualty insurance industries, self-insured employers and governmental entities. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are generally due within 30 days and are stated at amounts due from customers net of an allowance for expected credit losses. Those accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable against the reserve when they become uncollectible. Accounts receivable includes $46,493,000 and $42,417,000 of unbilled receivables at March 31, 2025 and 2024, respectively. Unbilled receivables represent the amounts expected to be collected for work performed which has not yet been invoiced to the customer. Unbilled receivables are generally invoiced within one year.

Concentrations of Credit Risk: Substantially all of the Company’s customers are payors of workers’ compensation benefits and property and casualty insurance, which include insurance companies, third party administrators, self-insured employers and government entities. Credit losses consistently have been within management’s expectations. Virtually all of the Company’s cash is invested at financial institutions in amounts which exceed the FDIC insurance levels. No customer accounted for 10% or more of revenue for fiscal 2025, 2024 or 2023. Two customers accounted for 10% or more of accounts receivable as of March 31, 2025 and one customer accounted for 10% or more of accounts receivable as of March 31, 2024.

Segment Reporting: Based on the Company’s Chief Operating Decision Maker’s (“CODM”) review and assessment of the Company’s operations for purposes of performance monitoring and resource allocation, the Company determined that its operations and the decisions to allocate resources and deploy capital are organized and managed on a consolidated basis. Accordingly, management has identified one operating segment, which is its reportable segment, under this organizational and reporting structure.

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

The Company accounts for internally-developed software costs in accordance with ASC 350-40, “Internal Use Software”. Capitalized software development costs, intended for internal use, totaled $42,756,000 (net of $170,041,000 in accumulated amortization) and $37,166,000 (net of $155,998,000 in accumulated amortization), as of March 31, 2025 and 2024, respectively. These costs are included in computer software in property and equipment and are amortized over a period of five years.

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

Goodwill and Indefinite Lived Long-Lived Assets: The Company accounts for its business combinations in accordance with the ASC 805-10 through ASC 805-50, “Business Combinations,” which (i) requires that the purchase method of accounting be applied to all business combinations and (ii) addresses the criteria for initial recognition of intangible assets and goodwill. In accordance with ASC 350-10 through ASC 350-30, goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment annually, or more frequently if circumstances indicate the possibility of impairment. If the carrying value of goodwill or an intangible asset exceeds its fair value, an impairment loss will be recognized. Based on the Company’s tests and reviews, no impairment of its goodwill, intangible assets or other long-lived assets existed at March 31, 2025 and 2024. However, future events or changes in current circumstances could affect the recoverability of the carrying value of goodwill and long-lived assets.

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

The difference between the basic weighted average shares and the diluted weighted average shares for each of the fiscal years ended March 31, 2025, 2024 and 2023 is as follows:

	Fiscal 2025	Fiscal 2024	Fiscal 2023
Basic weighted average shares	51,379,000	51,366,000	51,984,000
Treasury stock impact of stock options	615,000	675,000	792,000
Diluted weighted average shares	51,994,000	52,041,000	52,776,000

During fiscal 2025, the Company effected a three-for-one forward stock split of its common stock. All prior period share, equity award and per share amounts and calculations in these consolidated financial statements and elsewhere in this annual report have been retroactively adjusted to reflect the stock split.

Recently Issued Accounting Standards

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, to require disaggregated disclosure of certain income statement expense line items, such as purchases of inventory, employee compensation, and depreciation and amortization. The new standard is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments should be applied prospectively, but retrospective application is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires more detailed information about a reportable segment’s expenses. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024, with retrospective application required. The Company adopted this pronouncement retrospectively in the fiscal year of 2025 and provided required disclosures in Note 12 Segment Reporting to the consolidated financial statements.

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

The following table presents revenues disaggregated by service line for the fiscal years ended March 31, 2025, 2024 and 2023:

	2025	2024	2023
Patient management services	$581,192,000	$529,995,000	$478,751,000
Network solutions services	314,397,000	265,316,000	239,811,000
Total services	$895,589,000	$795,311,000	$718,562,000

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

	March 31, 2025	March 31, 2024
Billed receivables	$65,323,000	$58,936,000
Allowance for expected credit losses	(7,690,000)	(4,245,000)
Unbilled receivables	46,493,000	42,417,000
Accounts receivable, net	$104,126,000	$97,108,000

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

The table below presents the deferred revenues balance and the significant activity affecting deferred revenues during the fiscal year ended March 31, 2025:

March 31, 2025
Beginning balance at April 1, 2024	$29,961,000
Additions	71,754,000
Revenue recognized from beginning of period	(27,611,000)
Revenue recognized from additions	(43,295,000)
Ending balance at March 31, 2025	$30,809,000

Remaining Performance Obligations

As of March 31, 2025, the Company had $30.8 million of remaining performance obligations related to claims and non-claims services for which the price is fixed. Remaining performance obligations consist of deferred revenues. The Company expects to recognize approximately 99% of its remaining performance obligations as revenues within one year and expects to recognize the remaining balance as revenues thereafter. See the discussion below regarding the practical expedients elected for the disclosure of remaining performance obligations.

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

Note 3 — Stock Options and Stock-Based Compensation

Under the Company’s Restated Omnibus Incentive Plan (formerly the Restated 1988 Executive Stock Option Plan) (“the Plan”) as in effect at March 31, 2025, options exercisable for up to 61,845,000 shares of the Company’s common stock may be granted over the life of the Plan to key employees, non-employee directors, and consultants at exercise prices not less than the fair market value of the common stock on the date of grant. Options granted under the Plan are non-statutory stock options and generally vest 25% one year from the date of grant, with the remaining 75% vesting ratably each month for the next 36 months. The options granted to employees and the Company’s Board of Directors expire at the end of five years and ten years from date of grant, respectively. All options granted in fiscal 2025 and 2024 were granted with an exercise price equal to the fair value of the Company’s common stock on the grant date.

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

The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for the fiscal years ended March 31, 2025, 2024 and 2023:

	Fiscal 2025	Fiscal 2024	Fiscal 2023
Expected volatility	32%	34%	36%
Risk free interest rate	3.89% to 4.59%	3.91% to 4.65%	2.73% to 4.36%
Dividend yield	0.0%	0.0%	0.0%
Weighted average option life	3.9 to 4.0 years	4.0 to 4.1 years	4.2 to 4.3 years

For the fiscal years ended March 31, 2025, 2024 and 2023, the Company recorded share-based compensation expense of $5,714,000, $4,982,000, and $5,559,000, respectively. The table below shows the amounts recognized in the financial statements for the fiscal years ended March 31, 2025, 2024 and 2023.

	Fiscal 2025	Fiscal 2024	Fiscal 2023
Cost of revenue	$2,794,000	$2,797,000	$2,566,000
General and administrative	2,920,000	2,185,000	2,993,000
Total cost of stock-based compensation included in income before income taxes	5,714,000	4,982,000	5,559,000
Amount of income tax benefit recognized	(1,256,000)	(987,000)	(1,210,000)
Amount charged to net income	$4,458,000	$3,995,000	$4,349,000
Effect on basic earnings per share	$0.09	$0.08	$0.08
Effect on diluted earnings per share	$0.09	$0.08	$0.08

The following table summarizes information for all stock options for the fiscal years March 31, 2025, 2024 and 2023:

	Fiscal 2025	Fiscal 2024	Fiscal 2023
Options outstanding – beginning of fiscal year	1,469,181	1,955,571	2,171,628
Options granted	115,225	179,700	504,900
Options exercised	(364,422)	(603,879)	(627,903)
Options cancelled/forfeited	(34,257)	(62,211)	(93,054)
Options outstanding – end of fiscal year	1,185,727	1,469,181	1,955,571
During the fiscal year, weighted average exercise price of:
Options granted	$101.18	$68.92	$53.14
Options exercised	$34.27	$26.77	$21.07
Options cancelled/forfeited	$57.57	$52.61	$46.79
At the end of fiscal year:
Price range of outstanding options	$11.05-$110.18	$11.05-$78.45	$11.05-$65.72
Weighted average exercise price per share	$51.07	$43.13	$36.03
Options available for future grants	1,775,459	1,856,427	1,973,916
Exercisable options	740,454	807,759	959,109

The following table summarizes the status of stock options outstanding and exercisable at March 31, 2025:

Range of Exercise Prices	Number of Outstanding Options	Weighted Average Remaining Contractual Life	Outstanding Options – Weighted Average Exercise Price	Exercisable Options – Number of Exercisable Options	Exercisable Options – Weighted Average Exercise Price
$11.05 to $29.23	337,577	2.14	$22.42	337,577	$22.42
$29.24 to $52.00	358,978	2.53	48.86	219,751	47.56
$52.01 to $66.85	330,661	3.23	62.32	169,138	61.84
$66.86 to $110.18	158,511	5.05	93.60	13,988	74.20
Total	1,185,727	2.95	$51.07	740,454	$39.87

The following table summarizes the status of all outstanding options at March 31, 2025, and changes during the fiscal year then ended:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value as of March 31, 2025
Options outstanding, March 31, 2024	1,469,181	$43.13
Granted	115,225	101.18
Exercised	(364,422)	34.27
Cancelled – forfeited	(32,523)	58.05
Cancelled – expired	(1,734)	48.09
Options outstanding, March 31, 2025	1,185,727	$51.07	2.95	$72,213,987
Options vested and expected to vest	1,094,300	$50.12	2.94	$67,679,221
Ending exercisable	740,454	$39.87	2.43	$53,389,590

The weighted average fair value of options granted during fiscal 2025, 2024 and 2023 was $33.64, $25.16, and $18.78, respectively. The total intrinsic value of options exercised during fiscal years 2025, 2024 and 2023 was $24,182,000, $29,230,000, and $21,094,000 respectively.

Included in the above-noted stock option grants and stock compensation expense are performance-based stock options which vest only upon the Company’s achievement of certain earnings per share targets on a calendar year basis, as determined by the Company’s Board of Directors. These options were valued in the same manner as the time-based options. However, the Company only recognizes stock compensation expense to the extent that the targets are determined to be probable of being achieved, which triggers the vesting of the performance options. During the fiscal years ended March 31, 2025, 2024 and 2023, the Company recognized stock compensation expense for performance-based options in the amount of $1,715,000, $1,199,000, and $1,961,000, respectively.

The Company received $10,317,000, $9,266,000, and $10,856,000 of cash receipts from the exercise of stock options during fiscal 2025, 2024 and 2023, respectively. As of March 31, 2025, $6,765,000 of total unrecognized compensation costs related to stock options is expected to be recognized over a weighted average period of 3 years.

Note 4 — Property and Equipment

Property and equipment, net consisted of the following at March 31, 2025 and 2024:

	2025	2024
Computer software	$234,459,000	$213,145,000
Office equipment and computers	65,429,000	66,608,000
Land, building and improvements	11,047,000	11,123,000
Leasehold improvements	22,607,000	18,010,000
	333,542,000	308,886,000
Less: accumulated depreciation and amortization	(241,490,000)	(222,994,000)
	$92,052,000	$85,892,000

Depreciation expense totaled $29,152,000, $25,829,000 and $24,696,000 for the fiscal years ended March 31, 2025, 2024 and 2023, respectively.

Note 5 — Accounts and Income Taxes Payable and Accrued Liabilities

Accounts and income taxes payable consisted of the following at March 31, 2025 and 2024:

	2025	2024
Accounts payable	$15,422,000	$16,410,000
Income taxes payable	1,370,000	221,000
	$16,792,000	$16,631,000

Accrued liabilities consisted of the following at March 31, 2025 and 2024:

	2025	2024
Payroll, payroll taxes and employee benefits	$30,971,000	$26,291,000
Customer deposits	101,472,000	88,142,000
Accrued professional service fees	11,004,000	9,838,000
Self-insurance accruals	3,276,000	3,818,000
Deferred revenue	30,809,000	29,961,000
Operating lease liabilities	8,126,000	8,864,000
Other	1,586,000	954,000
	$187,244,000	$167,868,000

Note 6 — Income Taxes

The income tax provision consisted of the following for the fiscal years ended March 31, 2025, 2024 and 2023:

	2025	2024	2023
Current — Federal	$23,985,000	$17,463,000	$14,745,000
Current — State	6,833,000	4,707,000	5,357,000
Subtotal	30,818,000	22,170,000	20,102,000
Deferred — Federal	(4,594,000)	(2,828,000)	(1,321,000)
Deferred — State	(565,000)	(493,000)	(592,000)
Subtotal	(5,159,000)	(3,321,000)	(1,913,000)
	$25,659,000	$18,849,000	$18,189,000

The following is a reconciliation of the income tax provision from the statutory federal income tax rate to the effective rate for the fiscal years ended March 31, 2025, 2024 and 2023:

	2025	2024	2023
Income taxes at federal statutory rate	$25,373,000	$19,971,000	$17,757,000
State income taxes, net of federal benefit	4,937,000	3,369,000	3,890,000
Uncertain tax positions	9,000	(22,000)	(77,000)
Stock-based compensation and §162(m) limitation	(3,687,000)	(3,961,000)	(3,098,000)
Permanent items and tax credits	(568,000)	(480,000)	(384,000)
Adjustments to returns as filed	(420,000)	67,000	163,000
Valuation allowance	15,000	(95,000)	(62,000)
	$25,659,000	$18,849,000	$18,189,000

Deferred tax assets and liabilities at March 31, 2025 and 2024 are, as follows:

	2025	2024
Deferred tax assets:
Accrued liabilities not currently deductible	$8,363,000	$7,181,000
Allowance for expected credit losses	1,947,000	1,076,000
Stock-based compensation	2,808,000	2,489,000
Deferred lease liability	7,094,000	7,917,000
Capitalized research and development expenditures	5,826,000	4,124,000
Other	541,000	497,000
Deferred tax assets	26,579,000	23,284,000
Deferred tax liabilities:
Excess of book over tax basis of fixed assets	(4,645,000)	(5,758,000)
Intangible assets	(4,905,000)	(4,922,000)
Right-of-use asset	(5,267,000)	(6,075,000)
Accrued revenue	(2,350,000)	(2,284,000)
Other	(456,000)	(464,000)
Total deferred tax liabilities	(17,623,000)	(19,503,000)
Valuation allowance	(252,000)	(236,000)
Deferred tax liabilities	(17,875,000)	(19,739,000)
Net deferred tax assets (liabilities)	$8,704,000	$3,545,000

Prepaid income taxes are $0 at March 31, 2025, and $2,169,000 at March 31, 2024.

A reconciliation of the financial statement recognition and measurement of uncertain tax positions during the current fiscal year is as follows:

Balance as of March 31, 2024	$145,000
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	65,000
Reductions for tax positions related to the current year	—
Reductions for tax positions of prior years	(47,000)
Balance as of March 31, 2025	$163,000

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. During the fiscal years ended March 31, 2025, 2024 and 2023, the Company recognized approximately $(9,000), $(14,000) and $(13,000) in interest and penalties, respectively. As of March 31, 2025, 2024 and 2023, accrued interest and penalties related to uncertain tax positions were $31,000, $40,000 and $54,000, respectively.

The tax fiscal years from 2019-2024 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Note 7 — Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (as amended, “ESPP”) which allows employees of the Company and its subsidiaries to purchase shares of common stock on the last day of two six-month purchase periods (i.e. March 31 and September 30) at a purchase price which is 95% of the closing sale price of shares as quoted on NASDAQ on the last day of such purchase period. Employees are allowed to contribute up to 20% of their gross pay. A maximum of 8,550,000 shares have been authorized for issuance under the ESPP. As of March 31, 2025, 7,517,839 shares had been issued pursuant to the ESPP. Summarized ESPP information is as follows:

	2025	2024	2023
Employee contributions	$749,000	$681,000	$676,000
Shares acquired	7,129	9,534	13,371
Average purchase price	$105.05	$71.40	$50.54

Note 8 — Treasury Stock

During each of the three fiscal years ended March 31, 2025, the Company continued to repurchase shares of its common stock under a program originally approved by the Company’s Board of Directors in 1996. Including a 3,000,000 share expansion authorized in November 2022 by the Company’s Board of Directors, the total number of shares of common stock authorized to be repurchased over the life of the program is 117,000,000 shares of common stock. Purchases may be made from time to time depending on market conditions and other relevant factors. During fiscal 2025, the Company effected the three-for-one forward stock split. All prior period share, equity award and per share amounts and calculations in these consolidated financial statements and elsewhere in this annual report have been retroactively adjusted to reflect the stock split. The share repurchases for the fiscal years ended March 31, 2025, 2024 and 2023 and cumulatively since inception of the authorization, are as follows:

	2025	2024	2023	Cumulative
Shares repurchased	377,154	645,939	1,794,723	114,476,691
Cost	$37,605,000	$45,710,000	$93,675,000	$831,510,000
Average price	$99.71	$70.76	$52.19	$7.26

During the period subsequent to March 31, 2025, through the date of filing this annual report, the Company repurchased 46,715 shares for $5.2 million, or an average of $112.34 per share. The repurchased shares were recorded as treasury stock, at cost, and are available for general corporate purposes. The repurchases were primarily financed from cash generated from operations and from cash proceeds from the exercise of stock options.

Note 9 – Leases

The Company determines if an arrangement contains a lease at contract inception. The Company’s current lease agreements have remaining lease terms between 1 and 8 years. The Company recognizes a right-of-use (“ROU”) asset and a lease liability at the lease commencement date. The lease liability is initially measured at the present value of the unpaid lease payments as of the lease commencement date. Key estimates and judgments include how the Company determines (1) the discount rate it uses to discount the unpaid lease payments to present value, (2) the lease term, and (3) lease payments.

Accounting Standard Codification ("ASC") 842 requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. Generally, the Company cannot determine the interest rate implicit in the lease because it does not have access to the lessor’s estimated residual value or the amount of the lessor’s deferred initial direct costs. Therefore, the Company generally uses its incremental borrowing rate as the discount rate for the lease. The Company’s incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. Because the Company does not generally borrow on a collateralized basis, it uses quoted interest rates obtained from financial institutions as an input to derive an appropriate incremental borrowing rate, adjusted for the amount of the lease payments, the lease term, and the effect on that rate of designating specific collateral with a value equal to the unpaid lease payments for that lease.

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

The components of lease expenses are as follows:

	March 31, 2025	March 31, 2024	March 31, 2023
Operating lease expense	$9,070,000	$9,989,000	$12,259,000
Finance lease expense	80,000	86,000	92,000
Short-term lease expense	114,000	114,000	16,000
Variable lease expense	665,000	559,000	555,000
Total lease expenses	$9,929,000	$10,748,000	$12,922,000

The following table presents the lease related assets and liabilities recorded on the Company’s consolidated balance sheets related to its operating leases at March 31, 2025 and March 31, 2024:

	March 31, 2025	March 31, 2024
Right-of-use asset, net	$20,825,000	$24,058,000
Short-term lease liability	$8,126,000	$8,864,000
Long-term lease liability	19,953,000	22,533,000
Total lease liabilities	$28,079,000	$31,397,000
Weighted average remaining lease term	4.01 years	4.11 years
Weighted average finance lease term	0.25 year	1.25 years
Weighted average discount rate	4.5%	3.7%

Supplemental cash flow information related to operating leases for fiscal years ended March 31, 2025 and 2024 were as follows:

	March 31, 2025	March 31, 2024
Cash paid for amounts included in the measurement of operating lease liabilities	$9,151,000	$8,692,000
Operating lease liabilities arising from obtaining ROU assets	$46,954,000	$53,617,000
Finance lease liabilities arising from obtaining ROU assets	$358,000	$358,000
Additions to ROU assets resulting from additions to operating lease liabilities	$4,555,000	$6,247,000

As of March 31, 2025, maturities of operating and financing lease liabilities for each of the next five years and thereafter are as follows:

2026	$9,161,000
2027	7,368,000
2028	6,451,000
2029	4,208,000
2030	2,275,000
Thereafter	1,475,000
Total lease payments	30,938,000
Less interest	(2,859,000)
Total lease liabilities	$28,079,000

As of March 31, 2025, the Company has approximately $1.1 million of additional operating lease commitments that have not yet commenced. This lease commences in May 2025 and has lease terms of 5 years.

Note 10 — Contingencies and Legal Proceedings

From time to time, the Company is involved in litigation arising in the ordinary course of business. Although the results of these ordinary course matters cannot be predicted with certainty, we believe that the resolution of these matters will not, individually or in the aggregate, have a material adverse effect on our financial position or results of operations.

Note 11 — Retirement Savings Plan

The Company maintains a retirement savings plan for its employees, which is a qualified plan under Section 401(k) of the Internal Revenue Code. Full-time employees that meet certain requirements are eligible to participate in the plan. Employer contributions are made annually, primarily at the discretion of the Company’s Board of Directors. Contributions of $1,696,000, $1,505,000 and $1,315,000 were charged to operations for the fiscal years ended March 31, 2025, 2024 and 2023, respectively.

Note 12 — Segment Reporting

The Company operates as one operating segment, and the Company’s Chief Operating Decision Maker ("CODM") is its Chief Executive Officer. The CODM reviews segment financial information presented on a consolidated basis, including revenue, gross profit and operating expenses, and considers budget-to-actual variances for the purposes of making operating decisions, assessing financial performance and allocating resources.

The Company derives the majority of its revenues from providing patient management and network solutions services to payors of workers’ compensation benefits, automobile insurance claims and group health insurance benefits. Patient management services include claims administration, utilization review, medical case management, and vocational rehabilitation. Network solutions services include fee schedule auditing, hospital bill auditing, coordination of independent medical examinations, diagnostic imaging review services and preferred provider referral services. The percentages of revenues attributable to patient management and network solutions services for the fiscal years ended March 31, 2025, 2024 and 2023 are listed below.

	2025	2024	2023
Patient management services	64.9%	66.6%	66.6%
Network solutions services	35.1%	33.4%	33.4%
	100.0%	100.0%	100.0%

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

The following table presents the financial information for the Company’s one reportable and operating segment for fiscal years ended March 31, 2025, 2024 and 2023:

	2025	2024	2023
Revenues	$895,589,000	$795,311,000	$718,562,000
Less:
Labor expenses	445,701,000	406,422,000	361,555,000
Direct product expenses	269,471,000	258,489,000	232,446,000
Depreciation and amortization expenses	29,536,000	26,252,000	25,121,000
Income tax provision	25,659,000	18,849,000	18,189,000
Other items (1)	30,057,000	9,047,000	14,886,000
Net income	$95,165,000	$76,252,000	$66,365,000

(1)	Includes other operating costs (such as marketing and maintenance expenses), net gain (loss) on asset sales and disposals and other costs.

Note 13 — Other Intangible Assets

Other intangible assets consisted of the following at March 31, 2025:

Item	Life	Cost	Fiscal 2025 Amortization Expense	Accumulated Amortization at March 31, 2025	Cost, Net of Accumulated Amortization at March 31, 2025
Covenant Not to Compete	5 years	$775,000	$—	$775,000	$—
Customer Relationships	18-20 years	7,922,000	383,000	7,484,000	438,000
Third Party Administrator Licenses	15 years	204,000	—	204,000	—
Total		$8,901,000	$383,000	$8,463,000	$438,000

Other intangible assets consisted of the following at March 31, 2024:

Item	Life	Cost	Fiscal 2024 Amortization Expense	Accumulated Amortization at March 31, 2024	Cost, Net of Accumulated Amortization at March 31, 2024
Covenant Not to Compete	5 years	$775,000	$—	$775,000	$—
Customer Relationships	18-20 years	7,922,000	421,000	7,101,000	821,000
Third Party Administrator Licenses	15 years	204,000	2,000	204,000	—
Total		$8,901,000	$423,000	$8,080,000	$821,000

Amortization expense is expected to be $175,000 in fiscal 2026, $174,000 in fiscal 2027, $42,000 in fiscal 2028, $18,000 in fiscal 2029, $18,000 in fiscal 2030, and $11,000 thereafter.