Form 10-Q
period 2025-06-30
CORVEL CORP
filed 2025-08-07
CIK 874866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

The number of shares outstanding of the registrant's Common Stock, $0.0001 par value per share, as of August 5, 2025, was 51,312,748.

CORVEL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

CORVEL CORPORATION

Consolidated Balance Sheets

	June 30, 2025	March 31, 2025
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$202,025,000	$170,584,000
Customer deposits	108,138,000	101,472,000
Accounts receivable, net	101,975,000	104,126,000
Prepaid taxes and expenses	9,486,000	10,507,000
Total current assets	421,624,000	386,689,000
Property and equipment, net	108,440,000	92,052,000
Goodwill	36,814,000	36,814,000
Other intangibles, net	394,000	438,000
Right-of-use asset, net	20,605,000	20,825,000
Deferred tax asset, net	9,059,000	8,704,000
Other assets	512,000	454,000
TOTAL ASSETS	$597,448,000	$545,976,000
Liabilities and Stockholders' Equity
Current Liabilities
Accounts and taxes payable	$30,689,000	$16,792,000
Accrued liabilities	204,532,000	187,244,000
Total current liabilities	235,221,000	204,036,000
Long-term lease liabilities	19,695,000	19,953,000
Total liabilities	254,916,000	223,989,000
Commitments and contingencies
Stockholders' Equity
Common stock, $.0001 par value: 360,000,000 shares authorized at June 30, 2025 and March 31, 2025; 165,889,159 shares issued (51,325,363 shares outstanding, net of Treasury shares) and 165,836,235 shares issued (51,359,544 shares outstanding, net of Treasury shares) at June 30, 2025 and March 31, 2025, respectively	5,000	5,000
Paid-in capital	253,334,000	250,407,000
Treasury stock (114,563,796 shares at June 30, 2025 and 114,476,691 shares at March 31, 2025)	(841,127,000)	(831,510,000)
Retained earnings	930,320,000	903,085,000
Total stockholders' equity	342,532,000	321,987,000
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$597,448,000	$545,976,000

See accompanying notes to unaudited consolidated financial statements.

CORVEL CORPORATION

Consolidated Income Statements – (Unaudited)

	Three Months Ended
	June 30, 2025	June 30, 2024
REVENUES	$234,711,000	$211,722,000
Cost of revenues	177,950,000	163,567,000
Gross profit	56,761,000	48,155,000
General and administrative expenses	21,478,000	20,120,000
Income before income tax provision	35,283,000	28,035,000
Income tax provision	8,048,000	6,458,000
NET INCOME	$27,235,000	$21,577,000
Net income per common and common equivalent share
Basic	$0.53	$0.42
Diluted	$0.52	$0.42
Weighted average common and common equivalent shares
Basic	51,352,000	51,366,000
Diluted	51,912,000	51,939,000

See accompanying notes to unaudited consolidated financial statements.

CORVEL CORPORATION

Consolidated Statements of Stockholders’ Equity – (Unaudited)

	Three Months Ended June 30, 2025
	Common Shares	Stock Amount	Paid-in- Capital	Treasury Shares	Treasury Stock	Retained Earnings	Total Stockholders' Equity
Balance – March 31, 2025	165,836,235	$5,000	$250,407,000	(114,476,691)	$(831,510,000)	$903,085,000	$321,987,000
Stock issued under stock option plan, net of shares repurchased	52,924	—	1,510,000	—	—	—	1,510,000
Stock-based compensation expense	—	—	1,417,000	—	—	—	1,417,000
Purchase of treasury stock	—	—	—	(87,105)	(9,617,000)	—	(9,617,000)
Net income	—	—	—	—	—	27,235,000	27,235,000
Balance – June 30, 2025	165,889,159	$5,000	$253,334,000	(114,563,796)	$(841,127,000)	$930,320,000	$342,532,000

	Three Months Ended June 30, 2024
	Common Shares	Stock Amount	Paid-in- Capital	Treasury Shares	Treasury Stock	Retained Earnings	Total Stockholders' Equity
Balance – March 31, 2024	165,486,225	$3,000	$233,629,000	(114,099,537)	$(793,905,000)	$807,920,000	$247,647,000
Stock issued under stock option plan, net of shares repurchased	98,409	—	3,105,000	—	—	—	3,105,000
Stock-based compensation expense	—	—	1,070,000	—	—	—	1,070,000
Purchase of treasury stock	—	—	—	(114,414)	(9,526,000)	—	(9,526,000)
Net income	—	—	—	—	—	21,577,000	21,577,000
Balance – June 30, 2024	165,584,634	$3,000	$237,804,000	(114,213,951)	$(803,431,000)	$829,497,000	$263,873,000

See accompanying notes to unaudited consolidated financial statements.

CORVEL CORPORATION

Consolidated Statements of Cash Flows – (Unaudited)

	Three Months Ended
	June 30, 2025	June 30, 2024
Cash Flows from Operating Activities
NET INCOME	$27,235,000	$21,577,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,587,000	6,726,000
Loss on write down or disposal of property, capitalized software or investment	17,000	79,000
Stock-based compensation expense	1,417,000	1,070,000
Provision for expected credit losses	192,000	1,325,000
Deferred income tax	(355,000)	(268,000)
Changes in operating assets and liabilities
Accounts receivable	1,959,000	(1,966,000)
Customer deposits	(6,666,000)	(5,880,000)
Prepaid taxes and expenses	1,021,000	1,838,000
Other assets	(56,000)	(146,000)
Accounts and taxes payable	5,410,000	2,050,000
Accrued liabilities	17,288,000	14,036,000
Operating leases, net	(38,000)	(2,000)
Net cash provided by operating activities	55,011,000	40,439,000
Cash Flows from Investing Activities
Purchase of property and equipment	(15,463,000)	(7,673,000)
Net cash used in investing activities	(15,463,000)	(7,673,000)
Cash Flows from Financing Activities
Purchase of treasury stock	(9,617,000)	(9,526,000)
Proceeds from exercise of common stock options	1,510,000	3,105,000
Net cash used in financing activities	(8,107,000)	(6,421,000)
Increase in cash and cash equivalents	31,441,000	26,345,000
Cash and cash equivalents at beginning of period	170,584,000	105,563,000
Cash and cash equivalents at end of period	$202,025,000	$131,908,000
Supplemental Cash Flow Information:
Income taxes paid	$530,000	$403,000
Purchase of software license under finance agreement	$8,485,000	$—

See accompanying notes to unaudited consolidated financial statements.

CORVEL CORPORATION

Notes to Consolidated Financial Statements

June 30, 2025

Note 1 — Summary of Significant Accounting Policies

Basis of Presentation: The unaudited consolidated financial statements include the accounts of CorVel Corporation (the “Company,” “we”, “our”, or “us”) and its consolidated subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

The unaudited consolidated financial statements herein have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The accompanying interim unaudited consolidated financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited consolidated financial statements for the latest fiscal year ended March 31, 2025. Accordingly, note disclosures which would substantially duplicate the disclosures contained in the March 31, 2025 audited consolidated financial statements have been omitted from these interim unaudited consolidated financial statements.

The Company evaluated all subsequent events and transactions through the date of filing this report.

Certain information and note disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2025, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2026 or any other period. For further information, refer to the audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2025, included in the Company's Annual Report on Form 10-K filed with the SEC on May 23, 2025 (the “2025 Annual Report”).

Forward Stock Split and Authorized Share Increase: On December 24, 2024, the Company (i) effected a three-for-one forward stock split (the “Stock Split”) of its common stock, par value $0.0001 (the “common stock”), and (ii) proportionately increased the number of authorized shares of common stock from 120,000,000 shares to 360,000,000 shares (the “Authorized Share Increase”). The Stock Split and Authorized Share Increase were effected through the filing of an amendment of the Company’s Fourth Amended and Restated Certificate of Incorporation (the “Amended Charter”) with the Secretary of State of the State of Delaware. The Amended Charter did not provide for any increase in the number of authorized shares of preferred stock. As a result of the Stock Split, every one share of common stock outstanding or held as treasury shares on December 23, 2024, the record date for the Stock Split, was automatically split into three shares of common stock. The additional shares of common stock were distributed on December 24, 2024. The common stock commenced trading on a post-stock split adjusted basis at market open on December 26, 2024. All prior period share, equity award and per share amounts and calculations in these consolidated financial statements and elsewhere in this report have been retroactively adjusted to reflect the Stock Split.

Recent Accounting Pronouncements: New accounting pronouncements are issued periodically by the FASB and are adopted by the Company as of the specified effective dates. Unless otherwise disclosed below, the Company believes that recently issued and adopted pronouncements will not have a material impact on the Company’s financial position, results of operations and cash flows or do not apply to the Company’s operations.

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

Note 2 – Revenue Recognition

Revenue from Contracts with Customers

The Company operates in one reportable operating segment: managed care. The Company generates revenue through its patient management and network solutions service lines. Revenue generated from patient management service line recognized over time as services are provided and performance obligations are satisfied. Revenue generated from network solutions service line is recognized when control of the promised services is transferred to the Company’s customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. As the Company completes its performance obligations, which are described in greater detail below, it has an unconditional right to consideration pursuant to the Company’s contracts. Generally, the Company’s accounts receivable are expected to be collected in 30 days in accordance with the underlying payment terms.

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

The Company’s obligation to manage claims and cases under patient management service line contracts range from less than one year to multiple years. The term of these contracts is typically one year; however, many of these contracts contain auto-renewal provisions leading the Company’s customer relationships to span multiple years. Under certain claims management agreements, the Company receives consideration from a customer at contract inception prior to transferring services to the customer, however, the Company would begin performing services immediately. The period between a customer’s payment of consideration and the completion of the promised services is generally less than one year. There is no difference between the amount of promised consideration and the cash selling price of the promised services. The fee is billed upfront by the Company in order to provide customers with simplified and predictable ways of purchasing the Company’s services.

The patient management service line also offers the services of case managers who provide administration services by proactively managing medical treatment for claimants while also facilitating an understanding of and participation in their rehabilitation process. Revenue for case management services is recognized over time as the performance obligations are satisfied through the effort expended to manage the medical treatment for claimants and control of these services is transferred to the customer. Case management services are generally billed based on time incurred, are considered variable consideration, and revenue is recognized for the amount in which the Company has the right to invoice for services performed. The Company believes this approach reasonably reflects the transfer of the case management service to the customer.

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

Third-party services revenue includes pharmacy, directed care services and other services, and includes amounts received from customers compensating the Company for certain third-party costs associated with providing its integrated network solutions services. The Company is considered the principal in these transactions as it directs the third-party, controls the specified service and pricing, performs program utilization review, directs payment to the provider, assumes the financial risk of loss associated with services rendered, and combines the services provided into an integrated solution, as specified within its customer contracts. The Company has the ability to influence contractual fees with customers and assumes the financial risk of loss in certain contractual obligations. These factors indicate that the Company is the principal and therefore required to recognize gross revenue and operating expense from service-partner fees within its consolidated statements of income.

The following table presents revenues disaggregated by service line for the three months ended June 30, 2025 and 2024:

	Three Months Ended
	June 30, 2025	June 30, 2024
Patient management services	$146,767,000	$139,172,000
Network solutions services	87,944,000	72,550,000
Total services	$234,711,000	$211,722,000

Arrangements with Multiple Performance Obligations

The Company offers a suite of services under its patient management and network solutions service lines. Although customers can select from a variety of services, the Company typically has one performance obligation per customer. The Company always provides its customers with an option to contract additional services. The price of each service is separate and distinct to each customer. Pricing is generally consistent for each service irrespective of the other services or quantities requested by the customer.

Contract Balances

Due to the timing of revenue recognition, billings and cash collections, the Company's consolidated balance sheets include billed accounts receivables, unbilled receivables, and contract liabilities (reported as deferred revenues). Unbilled receivables are unconditionally due to the Company for services already rendered, except for physical invoicing and the passage of time. Invoicing requirements vary by customer contract, but substantially all unbilled revenues are billed within one year.

	June 30, 2025	March 31, 2025
Billed receivables	$65,449,000	$65,323,000
Allowance for expected credit losses	(10,087,000)	(7,690,000)
Unbilled receivables	46,613,000	46,493,000
Accounts receivable, net	$101,975,000	$104,126,000

When the Company receives consideration from a customer prior to transferring services to the customer under the terms of certain claims management agreements, it records deferred revenues on the consolidated balance sheets, which represents a contract liability.

Certain services, such as claims management, are provided under fixed-fee service agreements and require the Company to manage claims over a contract period, typically for one year with the option for auto renewal, with the fixed fee renewing on the anniversary date of such contract. The Company recognizes deferred revenues as revenues when it performs services and transfers control of the services to the customer and satisfies the performance obligation, which it determines utilizing a portfolio approach. For all fixed fee service agreements, revenues are straight-lined and recognized over the expected service periods by type of claim.

The table below presents the deferred revenues balance and the significant activity affecting deferred revenues during the three months ended June 30, 2025:

Three Months Ended
June 30, 2025
Beginning balance at April 1, 2025	$30,809,000
Additions	19,006,000
Revenue recognized from beginning of period	(9,681,000)
Revenue recognized from additions	(9,874,000)
Ending balance at June 30, 2025	$30,260,000

Remaining Performance Obligations

As of June 30, 2025, the Company has approximately $30.3 million of remaining performance obligations related to claims and non-claims services for which the price is fixed. Remaining performance obligations consist of deferred revenues. The Company expects to recognize approximately 99% of its remaining performance obligations as revenues within the current fiscal year and expects to recognize the remaining balance as revenue thereafter. See the discussion below regarding the practical expedients elected for the disclosure of remaining performance obligations.

Costs to Obtain a Contract

The Company has an internal sales force compensation program where remuneration is based solely on the revenues recognized in the period and does not represent an incremental cost to the Company, which provides a future benefit expected to be longer than one year and would meet the criteria to be capitalized and presented on the consolidated balance sheets.

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

The Company does not disclose the value of remaining performance obligations for (i) contracts where revenue is recognized for the amount the Company has the right to invoice for services performed, and (ii) contracts with variable consideration allocated entirely to a single performance obligation.

Note 3 — Stock-Based Compensation and Stock Options

Under the Company’s Restated Omnibus Incentive Plan (formerly the Restated 1988 Executive Stock Option Plan) (the “Plan”) as in effect at June 30, 2025, options exercisable for up to 61,845,000 shares of common stock may be granted over the life of the Plan to key employees, non-employee directors, and consultants at exercise prices not less than the fair market value of the common stock on the date of grant. Options granted under the Plan generally vest as to 25% of the shares one year from the date of grant, and as to the remaining 75% of the shares ratably each month over the following 36 months. The options granted to employees and directors expire at the end of five years and ten years from the date of grant, respectively. All options granted in the three months ended June 30, 2025 and 2024 were granted with an exercise price equal to the fair value of the Company’s common stock on the grant date and are non-statutory stock options.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model based on the assumptions included in the table below. The risk-free rate is based on the interest rate paid on a U.S. Treasury issue with a term similar to the estimated life of the option. The Company uses historical data, among other factors, to estimate the expected volatility, dividend yield and option life. The Company accounts for forfeitures as they occur, rather than estimating expected forfeitures. The following assumptions were used to estimate the fair value of stock options granted during the three months ended June 30, 2025 and 2024, using the Black-Scholes option-pricing model:

	Three Months Ended
	June 30, 2025	June 30, 2024
Risk-free interest rate	4.07%	4.40%
Expected volatility	31%	32%
Expected dividend yield	0.00%	0.00%
Expected weighted average life of option in years	4.0 years	4.0 years

For the three months ended June 30, 2025 and 2024, the Company recorded stock-based compensation expense of $1,417,000 and $1,070,000, respectively. The table below shows the amounts recognized in the unaudited consolidated financial statements for stock-based compensation expense for all stock options during the three months ended June 30, 2025 and 2024, respectively.

	Three Months Ended
	June 30, 2025	June 30, 2024
Cost of revenues	$681,000	$715,000
General and administrative	736,000	355,000
Total cost of stock-based compensation included in income before income tax provision	1,417,000	1,070,000
Amount of income tax benefit recognized	(323,000)	(246,000)
Amount charged against net income	$1,094,000	$824,000
Effect on basic earnings per share	$(0.02)	$(0.02)
Effect on diluted earnings per share	$(0.02)	$(0.02)

The following table provides a summary of information for all stock option activity for the three months ended June 30, 2025 and 2024:

	Three Months Ended
	June 30, 2025		June 30, 2024
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning	1,185,727	$51.07	1,469,181	$43.13
Options granted	45,500	110.03	44,250	90.08
Options exercised	(54,889)	31.55	(98,835)	31.79
Options cancelled/forfeited	(1,945)	73.67	(7,095)	55.13
Options outstanding, ending	1,174,393	$54.23	1,407,501	$45.34

The following table provides summary information for all stock options outstanding and exercisable at June 30, 2025:

Range of Exercise Price	Outstanding Options – Number of Outstanding Options	Outstanding Options – Weighted Average Remaining Contractual Life	Outstanding Options – Weighted Average Exercise Price	Exercisable Options – Number of Exercisable Options	Exercisable Options – Weighted Average Exercise Price
$11.05 to $29.23	298,869	2.11	$22.51	298,869	$22.51
$29.24 to $52.00	350,319	2.31	48.98	230,565	47.78
$52.01 to $66.85	323,667	2.99	62.32	177,237	61.76
$66.86 to $110.18	201,538	4.83	97.39	26,123	80.57
Total	1,174,393	2.88	$54.23	732,794	$42.02

The following table provides summary information regarding all stock options outstanding at June 30, 2025, and changes during the three months then ended:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value as of June 30, 2025
Options outstanding at April 1, 2025	1,185,727	$51.07
Granted	45,500	110.03
Exercised	(54,889)	31.55
Cancelled – forfeited	(1,945)	73.67
Cancelled – expired	—	—
Ending outstanding	1,174,393	$54.23	2.88	$57,735,303
Ending vested and expected to vest	1,082,966	$53.54	2.88	$53,959,166
Ending exercisable at June 30, 2025	732,794	$42.02	2.32	$44,522,423

The weighted-average grant-date fair value of stock options granted during the three months ended June 30, 2025 and 2024, was $33.73 and $26.94, respectively.

The stock option grants and stock-based compensation expense reflected above include time-based stock options, which vest based on the satisfaction of time-based service conditions, and performance-based stock options, which vest based on the Company’s achievement of certain pre-determined earnings per share targets that are assessed on a calendar year basis by the Company’s Board of Directors (the “Board”). Performance-based stock options are generally valued in the same manner as the time-based stock options except the Company only recognizes stock-based compensation expense to the extent that the targets are determined to be probable of being achieved. The Company recognized $427,000 and $80,000 of stock-based compensation expense for the three months ended June 30, 2025 and 2024, respectively, for performance-based stock options.

Note 4 — Treasury Stock

The Board initially approved the commencement of a stock repurchase program in 1996 (the “stock repurchase program”). In 2022, the Board authorized the repurchase of additional shares under the stock repurchase program, thereby increasing the total number of shares of common stock approved for repurchase under the program to 117,000,000. The stock repurchase program does not obligate the Company to acquire any amount of common stock and may be suspended or discontinued at any time at its discretion.

Since the commencement of the stock repurchase program, the Company has used approximately $841 million to repurchase 114,563,796 shares of its common stock, which equals approximately 69% of the shares of common stock that would have been outstanding had there been no repurchases. The average price at which shares have been repurchased under the program is $7.34 per share. These repurchases were funded primarily by the net income of the Company, along with proceeds from the exercise of stock options.

During the three months ended June 30, 2025, the Company repurchased 87,105 shares of common stock for approximately $9.6 million at an average price of $110.01 per share. The Company had 51,325,363 shares of common stock outstanding as of June 30, 2025, net of the 114,563,796 shares held in treasury.

During the period subsequent to the quarter ended June 30, 2025, the Company repurchased 52,855 shares of the common stock for $5.0 million at an average price of $94.58 per share.

Note 5 — Weighted Average Shares and Net Income Per Share

Net income per common and common equivalent share was computed by dividing net income by the weighted average number of common and common share equivalents outstanding during the period. During the quarter ended December 31, 2024, the Company effected the Stock Split. All prior period share, equity award and per share amounts and calculations in these consolidated financial statements and elsewhere in this report have been retroactively adjusted to reflect Stock Split. The following table sets forth the calculations of the basic and diluted weighted average common shares for the three months ended June 30, 2025 and 2024:

	Three Months Ended
	June 30, 2025	June 30, 2024
Net Income	$27,235,000	$21,577,000
Basic:
Weighted average common shares outstanding	51,352,000	51,366,000
Net Income per share	$0.53	$0.42
Diluted:
Weighted average common shares outstanding	51,352,000	51,366,000
Treasury stock impact of stock options	560,000	573,000
Total common and common equivalent shares	51,912,000	51,939,000
Net Income per share	$0.52	$0.42

Note 6 — Contingencies and Legal Proceedings

From time to time, the Company is involved in various legal proceedings, disputes, and other claims arising in the ordinary course of business. Although the results of these matters cannot be predicted with certainty, the Company believes it is not currently a party to any legal proceedings, disputes, or other claims for which a material loss is considered probable and for which the amount (or range) of loss is reasonably estimable.

Note 7 — Accounts and Income Taxes Payable and Accrued Liabilities

The following tables set forth accounts payable, income taxes payable, and accrued liabilities at June 30, 2025 and March 31, 2025:

	June 30, 2025	March 31, 2025
Accounts payable	$21,179,000	$15,422,000
Income taxes payable and uncertain tax positions	9,510,000	1,370,000
Total accounts and taxes payable	$30,689,000	$16,792,000

	June 30, 2025	March 31, 2025
Payroll, payroll taxes and employee benefits	$42,033,000	$30,971,000
Customer deposits	108,138,000	101,472,000
Accrued professional service fees	11,548,000	11,004,000
Self-insurance accruals	3,178,000	3,276,000
Deferred revenue	30,260,000	30,809,000
Operating lease liabilities	7,725,000	8,126,000
Other	1,650,000	1,586,000
Total accrued liabilities	$204,532,000	$187,244,000

Note 8 — Leases

The Company determines if an arrangement contains a lease at contract inception. The Company's current lease agreements have remaining lease terms between one and seven years. The Company recognizes a right-of-use (“ROU”) asset and a lease liability at the lease commencement date. The lease liability is initially measured based on the present value of the unpaid lease payments as of the lease commencement date. Key estimates and judgments used in determining the liability include the (1) discount rate the Company uses to discount the unpaid lease payments to present value, (2) lease term, and (3) lease payments.

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

The Company’s lease agreements may include options to extend the lease following the initial term. At the time of adopting ASC 842, the Company initially determined it was reasonably certain it would exercise the options to renew; accordingly, these options were considered in determining the initial lease term. The Company elected the practical expedient of hindsight in determining the option to renew. The Company has since reassessed the assumption of the renewal term and determined that due to the aftermath of the COVID-19 pandemic, the Company expects more of its workforce to be working from home permanently.

Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets. The Company recognizes lease expense for these leases on a straight-line basis over the lease term.

For lease agreements entered into or reassessed after the adoption of ASC 842, the Company has elected a practical expedient to account for the lease and non-lease components as a single lease component. Therefore, for those leases, the lease payments used to measure the lease liability include all of the fixed consideration in the contract.

Variable lease payments are recognized upon occurrence of the event, activity, or circumstance in the lease agreement on which those payments are assessed.

The components of lease expense are as follows:

	Three Months Ended
	June 30, 2025	June 30, 2024
Operating lease expense	$2,109,000	$2,237,000
Finance lease expense	19,000	21,000
Short-term lease expense	—	96,000
Variable lease expense	209,000	136,000
Total lease expenses	$2,337,000	$2,490,000

The following table presents the lease related assets and liabilities recorded on the Company’s consolidated balance sheets related to its operating leases at June 30, 2025 and March 31, 2025:

	June 30, 2025	March 31, 2025
Right-of-use asset, net	$20,605,000	$20,825,000
Short-term lease liability	$7,725,000	$8,126,000
Long-term lease liability	19,695,000	19,953,000
Total lease liabilities	$27,420,000	$28,079,000
Weighted average remaining operating lease term	3.95 years	4.01 years
Weighted average remaining finance lease term	—	0.25 years
Weighted average discount rate	4.7%	4.5%

Supplemental cash flow information related to operating leases for the three months ended June 30, 2025 and 2024 was as follows:

	Three Months Ended
	June 30, 2025	June 30, 2024
Cash paid for amounts included in the measurement of operating lease liabilities	$2,510,000	$2,369,000
Operating lease liabilities arising from obtaining ROU assets	$47,112,000	$50,207,000
Finance lease liabilities arising from obtaining ROU assets	$358,000	$358,000
Additions to ROU assets resulting from additions to operating lease liabilities	$1,296,000	$550,000

As of June 30, 2025, maturities of operating lease liabilities for each of the next five years and thereafter are as follows:

2026	$6,800,000
2027	7,746,000
2028	6,839,000
2029	4,607,000
2030	2,685,000
Thereafter	1,586,000
Total lease payments	30,263,000
Less interest	(2,843,000)
Total lease liabilities	$27,420,000

As of June 30, 2025, the Company has an additional operating lease commitment that has not yet commenced of approximately $90,000. This lease will commence on July 1, 2025 and has a lease term of 2 years.

Note 9 — Segment Reporting

The Company operates within one operating segment. The Company’s Chief Operating Decision Maker (“CODM”) is its Chief Executive Officer. The CODM reviews segment financial information presented on a consolidated basis, including revenue, gross profit and operating expenses, and considers budget-to-actual variances for the purposes of making operating decisions, assessing financial performance and allocating resources.

The Company derives the majority of its revenues from providing patient management and network solutions services to payors of workers’ compensation benefits, automobile insurance claims and group health insurance benefits. Patient management services include claims administration, utilization review, medical case management, and vocational rehabilitation. Network solutions services include fee schedule auditing, hospital bill auditing, coordination of independent medical examinations, diagnostic imaging review services and preferred provider referral services. The percentages of revenues attributable to patient management and network solutions services for the three months ended June 30, 2025 and 2024 are listed below.

	Three Months Ended
	June 30, 2025	June 30, 2024
Patient management services	62.5%	65.7%
Network solutions services	37.5%	34.3%
	100.0%	100.0%

The Company’s management is structured geographically with regional vice presidents who are responsible for all services provided by and operating results of the Company in his or her particular region. These regional vice presidents have area and district managers who are also responsible for all services provided by the Company in their given area and district.

Under ASC 280-10, two or more operating segments may be aggregated into a single operating segment for financial reporting purposes if aggregation is consistent with the objective and basic principles of the accounting guidance, if the segments have similar economic characteristics, and if the segments are similar in each of the following areas: (i) the nature of products and services, (ii) the nature of the production processes, (iii) the type or class of customer for their products and services, and (iv) the methods used to distribute their products or provide their services. The Company believes each of the Company’s regions meet these criteria as they provide similar managed care services to similar customers using similar methods of production and distribution. All of the Company’s regions perform both patient management and network solutions services.

The following table presents the financial information for the Company’s one reportable and operating segment for the three months ended June 30, 2025 and 2024:

	Three Months Ended
	June 30, 2025	June 30, 2024
Revenues	$234,711,000	$211,722,000
Less:
Labor expenses	113,042,000	107,935,000
Direct product expenses	52,866,000	43,974,000
Depreciation and amortization expenses	7,587,000	6,726,000
Income tax provision	8,048,000	6,458,000
Occupancy expenses	5,153,000	5,394,000
Other items (1)	20,780,000	19,658,000
Net income	$27,235,000	$21,577,000

(1)	Includes other operating costs (such as marketing and maintenance expenses), net gain (loss) on asset sales and disposals and other costs.

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

The Company disclaims any obligations to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise. Actual future performance, outcomes, and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of these factors include (without limitation): general industry and economic conditions, including fluctuations in the number of national claims based on the number of injured workers; competition from other managed care companies and third party administrators; the Company's ability to renew or maintain contracts with its customers on favorable terms or at all; the ability to expand certain areas of the Company’s business; growth in the Company’s sale of third-party administrator (“TPA”) services; shifts in customer demands; increases in operating expenses, including employee wages, benefits and medical inflation; the ability of the Company to produce market-competitive software; cost of capital and capital requirements; the Company’s ability to attract and retain key personnel; the impact of possible cybersecurity incidents on the Company’s business; existing and possible litigation and legal liability in the course of operations and the Company’s ability to resolve such litigation; governmental and public policy changes, including but not limited to legislative and administrative law and rule implementation or change; the impact of recently issued accounting standards on the Company’s consolidated financial statements; the availability of financing in the amounts, at the times, and on the terms necessary to support the Company’s future business; and the other risks identified in Part II, Item 1A of this report, under the heading “Risk Factors.”

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

Business Enterprise Segments

The Company operates in one reportable operating segment: managed care. The Company’s services are delivered to its customers through its local offices in each region and financial information for the Company’s operations follows this service delivery model. All regions provide the Company’s patient management and network solutions services to customers. Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 280-10, “Segment Reporting,” establishes standards for the way that public business enterprises report information about operating segments in annual and interim consolidated financial statements. The Company’s internal financial reporting is segmented geographically, as discussed above, and managed on a geographic rather than service line basis, with virtually all of the Company’s operating revenue generated within the United States.

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

Summary of Quarterly Results

The Company’s revenues increased to $234.7 million in the quarter ended June 30, 2025, from $211.7 million in the quarter ended June 30, 2024, an increase of $23.0 million, or 11%. This increase resulted primarily from an increase in patient management and network solutions activity with new customers.

Cost of revenues increased to $178.0 million in the quarter ended June 30, 2025, from $163.6 million in the quarter ended June 30, 2024, an increase of $14.4 million, or 9%. This increase was primarily due to the increase of 11% in revenue mentioned above.

General and administrative expense increased to $21.5 million in the quarter ended June 30, 2025, from $20.1 million in the quarter ended June 30, 2024, an increase of $1.4 million, or 7%. The increase in general and administrative expense was primarily due to the increase in total revenues of 11%. General and administrative expense in the quarter ended June 30, 2025 consisted of approximately 9% of revenues. The Company expects general and administrative expense in future quarters to remain between 9% and 11% of revenues.

Income tax provision increased to $8.0 million in the quarter ended June 30, 2025, from $6.5 million in the quarter ended June 30, 2024, an increase of $1.6 million, or 25%. Income before income tax provision increased to $35.3 million in the quarter ended June 30, 2025, from $28.0 million in the quarter ended June 30, 2024, an increase of $7.2 million, or 26%. The effective tax rate was approximately 23% for the quarters ended June 30, 2025 and 2024.

Diluted weighted average common and common equivalent shares were approximately 51.9 million shares for each of the quarters ended June 30, 2025 and 2024, with a decrease of 27,000 shares from the quarter ended June 30, 2024.

Diluted earnings per share increased to $0.52 per share in the quarter ended June 30, 2025, from $0.42 per share in the quarter ended June 30, 2024, an increase of $0.10 per share, or 24%. The increase in diluted earnings per share was primarily due to an increase in net income.

During the quarter ended December 31, 2024, the Company effected a three-for-one forward stock split of its common stock (the “Stock Split”). All prior period share, equity award and per share amounts and calculations in this report and in the consolidated financial statements contained in this report have been retroactively adjusted to reflect the Stock Split.

Results of Operations for the three months ended June 30, 2025 and 2024

The Company generates revenues from providing patient management and network solutions services to payors of workers’ compensation benefits, automobile insurance claims, and group health insurance benefits. The percentage of total revenue attributable to patient management and network solutions services for the three months ended June 30, 2025 and 2024, are as follows:

	June 30, 2025	June 30, 2024
Patient management services	62.5%	65.7%
Network solutions services	37.5%	34.3%

The following table sets forth, for the periods indicated, the dollar amounts, dollar and percent changes, share changes, and the percentage of revenues represented by certain items reflected in the Company’s unaudited consolidated income statements for the three months ended June 30, 2025 and 2024. The Company’s past operating results are not necessarily indicative of future operating results.

	Three Months Ended			Percentage
	June 30, 2025	June 30, 2024	Change	Change
Revenue	$234,711,000	$211,722,000	$22,989,000	10.9%
Cost of revenues	177,950,000	163,567,000	14,383,000	8.8%
Gross profit	56,761,000	48,155,000	8,606,000	17.9%
Gross profit as percentage of revenue	24.2%	22.7%
General and administrative expenses	21,478,000	20,120,000	1,358,000	6.7%
General and administrative as percentage of revenue	9.2%	9.5%
Income before income tax provision	35,283,000	28,035,000	7,248,000	25.9%
Income before income tax provision as percentage of revenue	15.0%	13.2%
Income tax provision	8,048,000	6,458,000	1,590,000	24.6%
Net income	$27,235,000	$21,577,000	$5,658,000	26.2%
Weighted average common and common equivalent shares
Basic	51,352,000	51,366,000	(14,000)	—
Diluted	51,912,000	51,939,000	(27,000)	(0.1%)
Net income per common and common equivalent shares
Basic	$0.53	$0.42	$0.11	26.2%
Diluted	$0.52	$0.42	$0.10	23.8%

Revenues

Change in revenue for the three months ended June 30, 2025 from the three months ended June 30, 2024

Revenues increased to $234.7 million in the three months ended June 30, 2025, from $211.7 million in the three months ended June 30, 2024, an increase of $23.0 million, or 11%. Network solutions services revenues increased to $87.9 million from $72.6 million, an increase of $15.4 million, or 21%. The increase in revenue was primarily with new customers in managed care. Additionally, the increase is attributable to the growth with existing customers in enhanced bill review.

Cost of Revenues

The Company’s cost of revenues consists of direct expenses, which are expenses directly attributable to the generation of revenue, and indirect costs, which are costs incurred to support the operations in the field offices that generate the revenue. Direct expenses primarily include (i) case manager and bill review analysts’ salaries, along with related payroll taxes and fringe benefits, and (ii) expenses associated with independent medical examinations, prescription drugs, MRIs, physical therapy, and durable medical equipment providers. Most of the Company’s revenue is generated in offices that provide both patient management services and network solutions services. The remaining revenue is generated in the field. Approximately 32% of the costs incurred in the field are considered field indirect costs. The largest of the field indirect costs are (i) manager salaries and bonuses, (ii) account executive base pay and commissions, (iii) salaries of administrative and clerical support, field systems personnel and PPO network developers, along with related payroll taxes and fringe benefits, and (iv) office rent.

Change in cost of revenues for the three months ended June 30, 2025 from the three months ended June 30, 2024

Cost of revenues increased to $178.0 million in the three months ended June 30, 2025, from $163.6 million in the three months ended June 30, 2024, an increase of $14.4 million, or 9%. The increase in cost of revenues was primarily due to the increase in total revenues of 11%. Additionally, there was an increase in salaries of 4.2% resulting from increased average headcount of 3.9%. Headcount increased to help manage the increase in new and existing business volume.

General and Administrative Expense

For the three months ended June 30, 2025, general and administrative expense consisted of approximately 46% of corporate systems costs, which include the corporate systems support, implementation and training, rules engine development, national IT strategy and planning, depreciation of hardware costs in the Company’s corporate offices and backup data center, the Company’s nationwide area network, and other systems related costs. All IT-related costs managed by the corporate office are recorded under general and administrative expense whereas the field IT-related costs are included in the cost of revenues. The remaining general and administrative expense consists of national marketing, national sales support, corporate legal, corporate insurance, human resources, accounting, product management, new business development, and other general corporate expenses.

Change in general and administrative expense for the three months ended June 30, 2025 from the three months ended June 30, 2024

General and administrative expense increased to $21.5 million in the three months ended June 30, 2025, from $20.1 million in the three months ended June 30, 2024, an increase of $1.4 million, or 7%. The increase in general and administrative expense was primarily due to the increase in total revenues of 11%. The increase in general and administrative expense was due to an increase in legal and insurance expenses. General and administrative expense in the quarter ended June 30, 2025, equaled approximately 9% of revenues. The Company expects future quarters of general and administrative expense will remain at approximately 9% to 11% of revenues.

Income Tax Provision

Change in income tax provision for the three months ended June 30, 2025 from the three months ended June 30, 2024

Income tax provision increased to $8.0 million in the three months ended June 30, 2025, from $6.5 million in the three months ended June 30, 2024, an increase of $1.6 million, or 25%. Income before income tax provision increased to $35.3 million in the three months ended June 30, 2025 from $28.0 million in the same period in the prior year, an increase of $7.2 million, or 26%. The effective tax rate was 23% for the three months ended June 30, 2025 and 2024. The effective tax rate was less than the statutory tax rate primarily due to the impact of stock option exercises.

Liquidity and Capital Resources

The Company has historically funded its operations and capital expenditures primarily from cash flow from operations, and to a lesser extent, proceeds from stock option exercises. Working capital increased to $186.4 million as of June 30, 2025 from $182.7 million as of March 31, 2025, an increase of $3.8 million. Cash and cash equivalents increased to $202.0 million as of June 30, 2025 from $170.6 million as of March 31, 2025, an increase of $31.4 million. This was primarily due to the increase in net income.

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

As of June 30, 2025, the Company had $202.0 million in cash and cash equivalents, invested primarily in short-term, interest-bearing, highly liquid investment grade securities with maturities of 90 days or less.

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

Inflation

The Company faces pricing pressures due to the competitive pricing of its competitors. The Company is also impacted by rising costs for certain inflation-sensitive operating expenses such as labor, employee benefits, and facility leases. The Company believes inflation could have a material impact to pricing and operating expenses in future periods due to the state of the economy and current inflation rates.

Operating Activities

Three months ended June 30, 2025 compared to three months ended June 30, 2024

Net cash provided by operating activities increased to $55.0 million in the three months ended June 30, 2025, from $40.4 million in the three months ended June 30, 2024, an increase of $14.6 million. The increase in cash flow from operating activities was primarily due to the increase in net income, as well as an increase in accrued payroll due to the timing of the Company's bi-weekly payroll.

Investing Activities

Three months ended June 30, 2025 compared to three months ended June 30, 2024

Net cash flow used in investing activities increased to $15.5 million in the three months ended June 30, 2025, from $7.7 million in the three months ended June 30, 2024, an increase of $7.8 million. The Company increased its spending primarily on developed software and on purchase of software license under finance agreement.

Financing Activities

Three months ended June 30, 2025 compared to three months ended June 30, 2024

Net cash flow used in financing activities increased to $8.1 million for the three months ended June 30, 2025, from $6.4 million for the three months ended June 30, 2024, an increase of $1.7 million. The increase in net cash used in financing activities was primarily due to stock option exercises decreasing to $1.5 million for the three months ended June 30, 2025, from $3.1 million for the three months ended June 30, 2024. The Company has historically used cash provided by operating activities and from the exercise of stock options to repurchase stock. The Company expects that it may use a portion of its cash balance to repurchase additional shares of its common stock under its stock repurchase program in the future; however, there can be no assurance that any further stock repurchases will be made.

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

The Company’s significant accounting policies and estimates which have the greatest potential impact on its consolidated financial statements are more fully described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of its Annual Report on Form 10-K for the fiscal year ended March 31, 2025 (the “Annual Report”), filed with the SEC on May 23, 2025. There have been no material changes to the critical accounting policies and estimates disclosed in that certain Annual Report. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America (“GAAP”), with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting an available alternative would not produce a materially different result. Actual results could differ from the estimates we use in applying our critical accounting policies. We are not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

Recent Accounting Standards Update

See Note 1 – Summary of Significant Accounting Policies to the accompanying unaudited consolidated financial statements contained in this report for information about recently issued and adopted accounting pronouncements.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in market risk from those addressed in the Annual Report during the three months ended June 30, 2025. See the information set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Annual Report.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2025, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings

From time to time, the Company is involved in various legal proceedings, disputes, and other claims arising in the ordinary course of business. Although the results of these ordinary course matters cannot be predicted with certainty, the Company believes it is not currently a party to any legal proceedings, disputes, or other claims for which a material loss is considered probable and for which the amount (or range) of loss is reasonably estimable.

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

Our future success depends, in part, on our ability to anticipate and respond effectively to the risk of, and conversely, the opportunity presented by digital disruption, “big data” and data analytics, and other developments in technology. These may include new applications or insurance-related services based on artificial intelligence, machine learning, robotics, blockchain, the metaverse or new approaches to data mining that impact the nature of how we generate revenue. We may be exposed to competitive risks related to the adoption and application of new technologies by established market participants or new entrants such as technology companies, start-up companies and others. These new entrants are focused on using technology and innovation, including artificial intelligence and blockchain, in an attempt to simplify and improve the client experience, increase efficiencies, alter business models and effect other potentially disruptive changes in the industries in which we operate. We must also develop and implement technology solutions and technical expertise among our employees that anticipate and keep pace with rapid and continuing changes in technology, industry standards, client preferences and internal control standards. We may not be successful in anticipating or responding to these developments on a timely and cost-effective basis and our ideas may not be accepted in the marketplace. Data produced by or contained in technology that uses artificial intelligence may contain a degree of inaccuracy and error. Additionally, the effort to gain technological expertise, make use of data analytics, and develop new technologies in our business requires us to incur significant expenses. Investments in technology systems and data analytics capabilities may not deliver the benefits or perform as expected, or may be replaced or become obsolete more quickly than expected, which could result in operational difficulties or additional costs. If we or our third-party vendors fail to effectively implement these new technologies, including, artificial intelligence, we could be subject to additional risks that we do not understand or cannot adequately mitigate, which could have a material adverse effect on our results of operations and financial condition. Further, if we cannot offer new technologies or data analytics solutions as quickly as our competitors, or if our competitors develop more cost-effective technologies, data analytics solutions or other product offerings, we could experience a material adverse effect on our operating results, client relationships, growth and compliance programs.

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

Security incidents of any of the systems on which we rely may result from circumvention of security measures, denial-of-service attacks or other cyber-attacks, hacking, “phishing” attacks, computer viruses, ransomware, malware, employee or insider error, malfeasance, social engineering, physical breaches or other actions. According to media reports, the frequency, intensity, and sophistication of cyber-attacks, ransomware attacks, and other data security incidents generally has significantly increased around the globe in recent years. As with many other businesses, we have experienced, and are continually at risk of being subject to, attacks that result in incidents, caused by computer viruses, unauthorized parties gaining access to our information technology systems and similar threats. Cybersecurity incidents could cause in some cases, reputational harm, loss of customers, loss and/or delay of revenue, loss of proprietary data, loss of licenses, regulatory actions and scrutiny, sanctions or other statutory penalties, litigation, liability for failure to safeguard customers’ information, financial losses or a drop in our stock price. We have invested in and continue to expend significant resources on information technology and information security tools, measures, processes, initiatives, policies and employee training designed to protect our information technology systems, as well as the personal, confidential or sensitive information stored on or transmitted through those systems, and to ensure an effective response to any cyber-attack or security incident. These expenditures could have an adverse impact on our financial condition and results of operations, and divert management’s attention from pursuing our strategic objectives. In addition, the cost and operational consequences of implementing, maintaining and enhancing further system protective measures could increase significantly as cybersecurity threats increase, and there can be no assurance that the security measures we employ will effectively prevent cybersecurity incidents or otherwise prevent malicious actors from obtaining access to our systems and information.

As these threats evolve, cybersecurity incidents could be more difficult to detect, prevent, and remediate. Cyber-attacks or data handling incidents could remain undetected for some period, which could potentially result in significant harm to our systems, as well as unauthorized access to the information stored on and transmitted by our systems. Further, despite our security efforts and training, our employees may purposefully or inadvertently cause incidents that could harm our systems or result in the unauthorized disclosure of or access to information. Any measures we do take to prevent security incidents, whether caused by employees or third parties, could have the potential to impact our relationships with our customers or restrict our ability to meet our customers' expectations.

Additionally, as artificial intelligence technologies continue to develop and become more accessible, malicious actors are increasingly leveraging artificial intelligence to carry out advanced cyber-attacks. These artificial intelligence tools can be used to automate and scale attacks, generate phishing or social engineering schemes, employ deepfakes, identity system vulnerabilities, or evade transitional detection methods. Consequently, the use of artificial intelligence by malicious actors may result in an increase in the frequency, speed, and severity of cyber threats targeting our systems, networks, and employees.

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

A cyber-attack resulting in a security incident could have a significant impact on the business up to a protracted disruption of our business:

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

A security breach may cause our customers to curtail or stop using our services.

We rely on industry standard security solutions, confidentiality procedures, and employee nondisclosure agreements to maintain the privacy and security of our and our customers’ proprietary information. Intentional or unintentional incidents, like unauthorized access by third parties to our information systems, the infection of our systems or software with malware, and misappropriation of our proprietary information could expose us to a risk of information loss, litigation, and other possible liabilities which may have a material adverse effect on our business, financial condition, and results of operations. If third-party actions, employee errors, malfeasance, or otherwise, or if design flaws in our software are exposed and exploited, and, as a result, a third party obtains unauthorized access to any customer data, our relationships with our customers and our reputation could be significantly be damaged, our business may suffer, and we could incur significant liability. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures.

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

There has also been increased regulatory scrutiny of the use of “big data” techniques, machine learning, and artificial intelligence. It is likely that we will be subject to new regulations that could materially adversely affect our operations or ability to write business profitably in one or more jurisdictions. The legal and regulatory framework governing artificial intelligence is evolving rapidly and remains highly uncertain. Federal and state agencies are actively proposing or implementing new regulations and guidelines targeting artificial intelligence. With many of these artificial intelligence regulations still in the early stages of development, it is difficult to predict the impact they will have on our business. These regulations may require changes to our implementation of artificial intelligence technology, increase compliance costs, or increase the risk of non-compliance. Any failure to comply with applicable laws or regulations related to artificial intelligence could expose us to investigations, enforcement actions, lawsuits, fines, or other penalties, which could have a material adverse effect on our business and results of operation. In addition, regulators have recently requested information from insurers on their use of algorithms, artificial intelligence and machine learning. We have internal policies governing the use of artificial intelligence by our employees designed to protect the company from breaches of data privacy, liability and regulatory enforcement risk; however, if our employees violate these policies, it could expose us to such risks. Our exposure to these risks also could increase if our vendors, suppliers, or other third-party providers employ artificial intelligence in relation to the products or services they provide to us, as we have limited control over such use in third-party products or services. These risks include, among others, the input of confidential information, including material non-public information, in contravention of our policies or contractual restrictions to which any of the foregoing are subject, or in violation of applicable laws or regulations, including those relating to data protection. We cannot predict what, if any, regulatory actions may be taken with regard to “big data,” but any limitations could have a material impact on our business, business processes, financial condition, and results of operations.

The costs of compliance with sustainability or other environmental, social responsibility or governance laws, regulations, or policies, including investor and client-driven policies and standards, could adversely affect our business.

As a non–manufacturing service business, we have to date been less impacted from laws and regulations related to sustainability concerns or other environmental, social responsibility or governance (“ESG”) laws, regulations, or policies. However, we may need to incur ESG-related costs in response to our customers or shareholders. Increasingly our customers and shareholders expect that we meet environmental, social responsibility, sustainability or other business policies or standards, which may be more restrictive than current laws and regulations, before our customers commence, or continue, doing business with us or before shareholders invest in our common stock. Our compliance with these policies and related requirements could be costly, and our failure to comply could adversely affect our business relationships or reputation.

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

We cannot assure our stockholders that our stock repurchase program will enhance long-term stockholder value, and Stock repurchases, if any, could increase the volatility of the price of our common stock, and will diminish our cash reserves.

In 1996, the Board of Directors authorized a stock repurchase program (the “stock repurchase program”) and, since then, has periodically increased the number of shares authorized for repurchase under the program. In 2022, the Board of Directors authorized the repurchase of additional shares under the stock repurchase program, thereby increasing the total number of shares of common stock approved for repurchased under the program to 117,000,000. There is no expiration date for the repurchase program. The timing and actual number of shares repurchased, if any, will depend on a variety of factors including the timing of open trading windows, trading price, corporate and regulatory requirements, and market conditions. The stock repurchase program does not obligate us to acquire any amount of common stock and may be suspended or discontinued at any time at our discretion. Repurchases pursuant to our stock repurchase program could affect our stock price, increase the volatility of the price of our common stock and reduce the market liquidity for our common stock. Additionally, repurchases under our stock repurchase program will diminish our cash reserves, which could strain our liquidity, impact our ability to pursue future strategic opportunities and acquisitions, and result in lower overall returns on our cash balances. There can be no assurance that any further stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares of common stock. Although our stock repurchase program is intended to enhance long-term stockholder value, there is no guarantee we will be successful in achieving this objective.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

Not Applicable.

Issuer Purchases of Equity Securities

The following table sets forth the repurchases of our common stock made by or on behalf of the Company during the quarter ended June 30, 2025, all of which were made in open-market purchases pursuant to our publicly announced stock repurchase plan.

			Total Number of	Maximum Number
			Shares Purchased	of Shares Remaining
			as Part of Publicly	Available to
	Total Number of	Average Price Paid	Announced	be Purchased
Period	Shares Purchased	Per Share	Program	Under the Program
April 1 to April 30, 2025	27,985	$112.51	27,985	2,495,324
May 1 to May 31, 2025	28,081	$112.14	28,081	2,467,243
June 1 to June 30, 2025	31,039	$105.83	31,039	2,436,204
Total	87,105	$110.01	87,105	2,436,204

In 1996, the Board of Directors authorized a stock repurchase program for up to 100,000 original shares of our common stock. The Board has periodically increased the number of shares authorized for repurchase under the repurchase program. In November 2022, the Board increased the number of shares of common stock authorized to be repurchased over the life of the program by 3,000,000 shares to 117,000,000 shares. There is no expiration date for the program. The program does not obligate us to acquire any amount of common stock and may be suspended or discontinued at any time at our discretion.

During the three months ended June 30, 2025, the Company repurchased 87,105 shares of its common stock for $9.6 million under the program, reflecting an average price of $110.01 per share. As of June 30, 2025, the Company repurchased 114,563,796 shares of its common stock over the life of the program.

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

During the three months ended June 30, 2025, none of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K).

On May 28, 2025, Corstar Holdings, Inc, adopted a Rule 10b5-1 trading arrangement to sell up to 120,000 shares of the Company's common stock over a period ending March 31, 2026, subject to certain conditions. One of our directors, Jeffrey Michael, is the president, chief executive officer and sole director of Corstar Holdings, Inc.

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

31.3

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

CORVEL CORPORATION

Dated: August 7, 2025	By:	/s/ Michael G. Combs
Michael G. Combs, Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Dated: August 7, 2025	By:	/s/ Brandon T. O’Brien
Brandon T. O’Brien,
Chief Financial Officer (Principal Financial Officer)