Form 10-Q
period 2025-09-30
CORVEL CORP
filed 2025-11-06
CIK 874866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value per share, as of November 3, 2025, was 51,246,949.

CORVEL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

CORVEL CORPORATION

Consolidated Balance Sheets

	September 30, 2025	March 31, 2025
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$207,453,000	$170,584,000
Customer deposits	112,302,000	101,472,000
Accounts receivable, net	104,919,000	104,126,000
Prepaid taxes and expenses	9,593,000	10,507,000
Total current assets	434,267,000	386,689,000
Property and equipment, net	111,174,000	92,052,000
Goodwill	36,814,000	36,814,000
Other intangibles, net	350,000	438,000
Right-of-use asset, net	19,178,000	20,825,000
Deferred tax asset, net	9,408,000	8,704,000
Other assets	490,000	454,000
TOTAL ASSETS	$611,681,000	$545,976,000
Liabilities and Stockholders' Equity
Current Liabilities
Accounts and taxes payable	$23,110,000	$16,792,000
Accrued liabilities	207,219,000	187,244,000
Total current liabilities	230,329,000	204,036,000
Long-term lease liabilities	18,575,000	19,953,000
Total liabilities	248,904,000	223,989,000
Commitments and contingencies
Stockholders' Equity
Common stock, $.0001 par value: 360,000,000 shares authorized at September 30, 2025 and March 31, 2025; 166,000,944 shares issued (51,293,374 shares outstanding, net of Treasury shares) and 165,836,235 shares issued (51,359,544 shares outstanding, net of Treasury shares) at September 30, 2025 and March 31, 2025, respectively	5,000	5,000
Paid-in capital	258,511,000	250,407,000
Treasury stock (114,707,570 shares at September 30, 2025 and 114,476,691 shares at March 31, 2025)	(853,965,000)	(831,510,000)
Retained earnings	958,226,000	903,085,000
Total stockholders' equity	362,777,000	321,987,000
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$611,681,000	$545,976,000

See accompanying notes to unaudited consolidated financial statements.

CORVEL CORPORATION

Consolidated Income Statements – (Unaudited)

	Three Months Ended
	September 30, 2025	September 30, 2024
REVENUES	$239,643,000	$224,380,000
Cost of revenues	181,466,000	173,632,000
Gross profit	58,177,000	50,748,000
General and administrative expenses	22,277,000	22,078,000
Income before income tax provision	35,900,000	28,670,000
Income tax provision	7,994,000	5,272,000
NET INCOME	$27,906,000	$23,398,000
Net income per common and common equivalent share
Basic	$0.54	$0.46
Diluted	$0.54	$0.45
Weighted average common and common equivalent shares
Basic	51,314,000	51,399,000
Diluted	51,723,000	52,023,000

See accompanying notes to unaudited consolidated financial statements.

CORVEL CORPORATION

Consolidated Income Statements – (Unaudited)

	Six Months Ended
	September 30, 2025	September 30, 2024
REVENUES	$474,354,000	$436,102,000
Cost of revenues	359,552,000	337,200,000
Gross profit	114,802,000	98,902,000
General and administrative expenses	43,619,000	42,198,000
Income before income tax provision	71,183,000	56,704,000
Income tax provision	16,042,000	11,729,000
NET INCOME	$55,141,000	$44,975,000
Net income per common and common equivalent share
Basic	$1.07	$0.88
Diluted	$1.06	$0.87
Weighted average common and common equivalent shares
Basic	51,333,000	51,381,000
Diluted	51,817,000	51,981,000

See accompanying notes to unaudited consolidated financial statements.

CORVEL CORPORATION

Consolidated Statements of Stockholders’ Equity – (Unaudited)

	Three Months Ended September 30, 2025
	Common Shares	Stock Amount	Paid-in- Capital	Treasury Shares	Treasury Stock	Retained Earnings	Total Stockholders' Equity
Balance – June 30, 2025	165,889,159	$5,000	$253,334,000	(114,563,796)	$(841,127,000)	$930,320,000	$342,532,000
Stock issued under employee stock purchase plan	5,682	—	418,000	—	—	—	418,000
Stock issued under stock option plan, net of shares repurchased	98,492	—	2,577,000	—	—	—	2,577,000
Stock-based compensation expense	—	—	1,398,000	—	—	—	1,398,000
Stock issuance for asset acquisition	7,611	—	784,000	—	—	—	784,000
Purchase of treasury stock	—	—	—	(143,774)	(12,838,000)	—	(12,838,000)
Net income	—	—	—	—	—	27,906,000	27,906,000
Balance – September 30, 2025	166,000,944	$5,000	$258,511,000	(114,707,570)	$(853,965,000)	$958,226,000	$362,777,000

	Three Months Ended September 30, 2024
	Common Shares	Stock Amount	Paid-in- Capital	Treasury Shares	Treasury Stock	Retained Earnings	Total Stockholders' Equity
Balance – June 30, 2024	165,584,634	$3,000	$237,804,000	(114,213,951)	$(803,431,000)	$829,497,000	$263,873,000
Stock issued under employee stock purchase plan	3,306	—	342,000	—	—	—	342,000
Stock issued under stock option plan, net of shares repurchased	127,860	—	3,266,000	—	—	—	3,266,000
Stock-based compensation expense	—	—	1,482,000	—	—	—	1,482,000
Purchase of treasury stock	—	—	—	(96,369)	(9,589,000)	—	(9,589,000)
Net income	—	—	—	—	—	23,398,000	23,398,000
Balance – September 30, 2024	165,715,800	$3,000	$242,894,000	(114,310,320)	$(813,020,000)	$852,895,000	$282,772,000

	Six Months Ended September 30, 2025
	Common Shares	Stock Amount	Paid-in- Capital	Treasury Shares	Treasury Stock	Retained Earnings	Total Stockholders' Equity
Balance – March 31, 2025	165,836,235	$5,000	$250,407,000	(114,476,691)	$(831,510,000)	$903,085,000	$321,987,000
Stock issued under employee stock purchase plan	5,682	—	418,000	—	—	—	418,000
Stock issued under stock option plan, net of shares repurchased	151,416	—	4,087,000	—	—	—	4,087,000
Stock-based compensation expense	—	—	2,815,000	—	—	—	2,815,000
Stock issuance for asset acquisition	7,611	—	784,000	—	—	—	784,000
Purchase of treasury stock	—	—	—	(230,879)	(22,455,000)	—	(22,455,000)
Net income	—	—	—	—	—	55,141,000	55,141,000
Balance – September 30, 2025	166,000,944	$5,000	$258,511,000	(114,707,570)	$(853,965,000)	$958,226,000	$362,777,000

	Six Months Ended September 30, 2024
	Common Shares	Stock Amount	Paid-in- Capital	Treasury Shares	Treasury Stock	Retained Earnings	Total Stockholders' Equity
Balance – March 31, 2024	165,486,225	$3,000	$233,629,000	(114,099,537)	$(793,905,000)	$807,920,000	$247,647,000
Stock issued under employee stock purchase plan	3,306	—	342,000	—	—	—	342,000
Stock issued under stock option plan, net of shares repurchased	226,269	—	6,371,000	—	—	—	6,371,000
Stock-based compensation expense	—	—	2,552,000	—	—	—	2,552,000
Purchase of treasury stock	—	—	—	(210,783)	(19,115,000)	—	(19,115,000)
Net income	—	—	—	—	—	44,975,000	44,975,000
Balance – September 30, 2024	165,715,800	$3,000	$242,894,000	(114,310,320)	$(813,020,000)	$852,895,000	$282,772,000

See accompanying notes to unaudited consolidated financial statements.

CORVEL CORPORATION

Consolidated Statements of Cash Flows – (Unaudited)

	Six Months Ended
	September 30, 2025	September 30, 2024
Cash Flows from Operating Activities
NET INCOME	$55,141,000	$44,975,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,431,000	14,438,000
Loss on write down or disposal of property, capitalized software or investment	19,000	109,000
Stock-based compensation expense	2,815,000	2,552,000
Provision for expected credit losses	574,000	1,764,000
Deferred income tax	(704,000)	(638,000)
Changes in operating assets and liabilities
Accounts receivable	(1,368,000)	(7,049,000)
Customer deposits	(10,830,000)	(20,968,000)
Prepaid taxes and expenses	915,000	(2,064,000)
Other assets	(34,000)	639,000
Accounts and taxes payable	(2,168,000)	(2,458,000)
Accrued liabilities	19,975,000	30,817,000
Operating leases, net	269,000	630,000
Net cash provided by operating activities	80,035,000	62,747,000
Cash Flows from Investing Activities
Purchase of property and equipment	(25,216,000)	(17,559,000)
Net cash used in investing activities	(25,216,000)	(17,559,000)
Cash Flows from Financing Activities
Purchase of treasury stock	(22,455,000)	(19,115,000)
Proceeds from exercise of common stock options	4,087,000	6,371,000
Proceeds from purchases under employee stock purchase plan	418,000	342,000
Net cash used in financing activities	(17,950,000)	(12,402,000)
Increase in cash and cash equivalents	36,869,000	32,786,000
Cash and cash equivalents at beginning of period	170,584,000	105,563,000
Cash and cash equivalents at end of period	$207,453,000	$138,349,000
Supplemental Cash Flow Information:
Income taxes paid	$15,992,000	$14,501,000
Purchase of software license under finance agreement	$8,485,000	$—
Asset acquisition	$784,000	$—

See accompanying notes to unaudited consolidated financial statements.

CORVEL CORPORATION

Notes to Consolidated Financial Statements

September 30, 2025

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

Certain information and note disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 2025, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2026 or any other period. For further information, refer to the audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2025, included in the Company’s Annual Report on Form 10-K filed with the SEC on May 23, 2025 (the “2025 Annual Report”).

Forward Stock Split and Authorized Share Increase: On December 24, 2024, the Company (i) effected a three-for-one forward stock split (the “Stock Split”) of its common stock, par value $0.0001 (the “common stock”), and (ii) proportionately increased the number of authorized shares of common stock from 120,000,000 shares to 360,000,000 shares. As a result of the Stock Split, every one share of common stock outstanding or held as treasury shares on December 23, 2024, was automatically split into three shares of common stock. All prior period share, equity award and per share amounts and calculations in these consolidated financial statements and elsewhere in this report have been retroactively adjusted to reflect the Stock Split.

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

Note 2 – Revenue Recognition

Revenue from Contracts with Customers

The Company operates in one reportable operating segment: managed care. The Company generates revenue through its patient management and network solutions service lines. Revenue generated from patient management service line is recognized over time as services are provided and performance obligations are satisfied. Revenue generated from network solutions service line is recognized when control of the promised services is transferred to the Company’s customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. As the Company completes its performance obligations, which are described in greater detail below, it has an unconditional right to consideration pursuant to the Company’s contracts. Generally, the Company’s accounts receivable are expected to be collected within 30 days, in accordance with the underlying payment terms.

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

The patient management service line also offers the services of case managers who provide administration services by proactively managing medical treatment for claimants while also facilitating an understanding of, and participation in, their rehabilitation process. Revenue for case management services is recognized over time as the performance obligations are satisfied through the effort expended to manage the medical treatment for claimants and control of these services is transferred to the customer. Case management services are generally billed based on time incurred, are considered variable consideration, and revenue is recognized for the amount in which the Company has the right to invoice for services performed. The Company believes this approach reasonably reflects the transfer of the case management service to the customer.

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

The following table presents revenues disaggregated by service line for the three and six months ended September 30, 2025 and 2024:

	Three Months Ended
	September 30, 2025	September 30, 2024
Patient management services	$150,795,000	$147,173,000
Network solutions services	88,848,000	77,207,000
Total services	$239,643,000	$224,380,000

	Six Months Ended
	September 30, 2025	September 30, 2024
Patient management services	$297,563,000	$286,345,000
Network solutions services	176,791,000	149,757,000
Total services	$474,354,000	$436,102,000

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

Contract Balances

Due to the timing of revenue recognition, billings and cash collections, the Company’s consolidated balance sheets include billed accounts receivables, unbilled receivables, and contract liabilities (reported as deferred revenues). Unbilled receivables are due to the Company for services already rendered, except for physical invoicing and the passage of time. Invoicing requirements vary by customer contract, but substantially all unbilled revenues are billed within one year.

	September 30, 2025	March 31, 2025
Billed receivables	$69,065,000	$65,323,000
Allowance for expected credit losses	(4,662,000)	(7,690,000)
Unbilled receivables	40,516,000	46,493,000
Accounts receivable, net	$104,919,000	$104,126,000

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

The table below presents the deferred revenues balance and the significant activity affecting deferred revenues during the six months ended September 30, 2025:

Six Months Ended
September 30, 2025
Beginning balance at April 1, 2025	$30,809,000
Additions	39,707,000
Revenue recognized from beginning of period	(20,489,000)
Revenue recognized from additions	(19,118,000)
Ending balance at September 30, 2025	$30,909,000

Remaining Performance Obligations

As of September 30, 2025, the Company has approximately $30.9 million of remaining performance obligations related to claims and non-claims services for which the price is fixed. Remaining performance obligations consist of deferred revenues. The Company expects to recognize approximately 99% of its remaining performance obligations as revenues within the current fiscal year and expects to recognize the remaining balance as revenue thereafter. See the discussion below regarding the practical expedients elected for the disclosure of remaining performance obligations.

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

Note 3 — Stock-Based Compensation and Stock Options

Under the Company’s Restated Omnibus Incentive Plan (formerly the Restated 1988 Executive Stock Option Plan) (the “Omnibus Plan”) as of September 30, 2025, there were 1,185,727 stock options outstanding and 1,775,459 shares available for issuance. Under the Omnibus Plan, shares of common stock were granted to key employees, non-employee directors, and consultants at exercise prices not less than the fair market value of the common stock on the date of grant. Options granted under the Plan generally vest as to 25% of the shares one year from the date of grant, and as to the remaining 75% of the shares ratably each month over the following 36 months. The options granted to employees and directors expire at the end of five years and ten years from the date of grant, respectively. All options granted in the three months ended September 30, 2025 and 2024 were granted with an exercise price equal to the fair value of the Company’s common stock on the grant date and are non-statutory stock options. After August 7, 2025, no further grants may be under the Omnibus Plan.

On August 7, 2025, the Company’s stockholders approved the 2025 Stock Incentive Plan (the “2025 SIP”) replacing the Omnibus Plan, which expires on June 30, 2026. Consistent with the Omnibus Plan, the primary purpose of the 2025 SIP is to continue to attract and retain qualified personnel. The 2025 SIP initially reserves 1,775,459 shares of common stock for issuance to employees, directors, consultants, independent contractors and advisors. The 2025 SIP permits the issuance of stock options, restricted stock, stock appreciation rights, restricted stock units and performance awards.

The Company will not grant any further equity awards under the Omnibus Plan. Outstanding awards under the Omnibus Plan will remain outstanding, unchanged and subject to the terms of the Omnibus Plan and their respective award agreements. Shares subject to awards that are forfeited, expire or are otherwise terminated without shares being issued, or shares withheld to pay the exercise price of an award or to satisfy tax withholding obligations, including shares subject to awards granted under the Omnibus Plan that are outstanding after June 30, 2026, will be returned to the pool of shares available for grant and issuance under the 2025 SIP. As of September 30, 2025, 1,775,459 shares of common stock remained available for future issuance under the 2025 SIP, subject to adjustment for future stock splits, stock dividends, and similar changes in capitalization.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model based on the assumptions included in the table below. The risk-free rate is based on the interest rate paid on a U.S. Treasury issue with a term similar to the estimated life of the option. The Company uses historical data, among other factors, to estimate the expected volatility, dividend yield and option life. The Company accounts for forfeitures as they occur, rather than estimating expected forfeitures. The following assumptions were used to estimate the fair value of stock options granted during the three months ended September 30, 2025 and 2024, using the Black-Scholes option-pricing model:

	Three Months Ended
	September 30, 2025	September 30, 2024
Risk-free interest rate	4.23%	3.89%
Expected volatility	31%	35%
Expected dividend yield	0.00%	0.00%
Expected weighted average life of option in years	9.2 years	9.2 years

For the three months ended September 30, 2025 and 2024, the Company recorded stock-based compensation expense of $1,398,000 and $1,482,000, respectively. For the six months ended September 30, 2025 and 2024, the Company recorded stock-based compensation expense of $2,815,000 and $2,552,000, respectively. The table below shows the amounts recognized in the unaudited consolidated financial statements for stock-based compensation expense for all stock options during the three and six months ended September 30, 2025 and 2024, respectively.

	Three Months Ended
	September 30, 2025	September 30, 2024
Cost of revenues	$667,000	$723,000
General and administrative	731,000	759,000
Total cost of stock-based compensation included in income before income tax provision	1,398,000	1,482,000
Amount of income tax benefit recognized	(311,000)	(273,000)
Amount charged against net income	$1,087,000	$1,209,000
Effect on basic earnings per share	$(0.02)	$(0.02)
Effect on diluted earnings per share	$(0.02)	$(0.02)

	Six Months Ended
	September 30, 2025	September 30, 2024
Cost of revenues	$1,349,000	$1,438,000
General and administrative	1,466,000	1,114,000
Total cost of stock-based compensation included in income before income tax provision	2,815,000	2,552,000
Amount of income tax benefit recognized	(635,000)	(528,000)
Amount charged against net income	$2,180,000	$2,024,000
Effect on basic earnings per share	$(0.04)	$(0.04)
Effect on diluted earnings per share	$(0.04)	$(0.04)

The following table provides a summary of information for all stock option activity for the three and six months ended September 30, 2025 and 2024:

	Three Months Ended
	September 30, 2025		September 30, 2024
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning	1,174,393	$54.23	1,407,501	$45.34
Options granted	7,500	85.56	18,750	102.27
Options exercised	(103,482)	29.49	(139,215)	31.01
Options cancelled/forfeited	(6,925)	70.09	(1,209)	55.95
Options outstanding, ending	1,071,486	$56.73	1,285,827	$47.71

	Six Months Ended
	September 30, 2025		September 30, 2024
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning	1,185,727	$51.07	1,469,181	$43.13
Options granted	53,000	106.57	63,000	93.71
Options exercised	(158,371)	30.21	(238,050)	31.34
Options cancelled/forfeited	(8,870)	71.54	(8,304)	55.25
Options outstanding, ending	1,071,486	$56.73	1,285,827	$47.71

The following table provides summary information for all stock options outstanding and exercisable at September 30, 2025:

Range of Exercise Price	Outstanding Options – Number of Outstanding Options	Outstanding Options – Weighted Average Remaining Contractual Life	Outstanding Options – Weighted Average Exercise Price	Exercisable Options – Number of Exercisable Options	Exercisable Options – Weighted Average Exercise Price
$14.44 to $39.83	269,513	2.17	$25.39	269,513	$25.39
$39.84 to $52.00	282,940	2.37	50.99	190,093	50.77
$52.01 to $66.85	312,864	2.76	62.37	191,808	61.39
$66.86 to $110.18	206,169	4.78	97.04	37,556	83.05
Total	1,071,486	2.90	$56.73	688,970	$45.56

The following table provides summary information regarding all stock options outstanding at September 30, 2025, and changes during the three months then ended:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value as of September 30, 2025
Options outstanding at July 1, 2025	1,174,393	$54.23
Granted	7,500	85.56
Exercised	(103,482)	29.49
Cancelled – forfeited	(6,775)	69.65
Cancelled – expired	(150)	90.08
Ending outstanding	1,071,486	$56.73	2.90	$26,352,436
Ending vested and expected to vest	978,489	$56.19	2.93	$24,598,698
Ending exercisable at September 30, 2025	688,970	$45.56	2.51	$22,230,281

The weighted-average grant-date fair value of stock options granted during the three months ended September 30, 2025 and 2024, was $43.31 and $51.91, respectively.

The stock option grants and stock-based compensation expense reflected above include time-based stock options, which vest based on the satisfaction of time-based service conditions, and performance-based stock options, which vest based on the Company’s achievement of certain pre-determined earnings per share targets that are assessed on a calendar year basis by the Company’s Board of Directors (the “Board”). Performance-based stock options are generally valued in the same manner as the time-based stock options except the Company only recognizes stock-based compensation expense to the extent that the targets are determined to be probable of being achieved. The Company recognized $427,000 and $454,000 of stock-based compensation expense for the three months ended September 30, 2025 and 2024, respectively, for performance-based stock options.

Note 4 — Treasury Stock

The Board initially approved the commencement of a stock repurchase program in 1996 (the “stock repurchase program”). In 2022, the Board authorized the repurchase of additional shares under the stock repurchase program, thereby increasing the total number of shares of common stock approved for repurchase under the program to 117,000,000. The stock repurchase program does not obligate the Company to acquire any amount of its common stock and may be suspended or discontinued at any time at its discretion.

Since the commencement of the stock repurchase program, the Company has used approximately $854 million to repurchase 114,707,570 shares of its common stock, which equals approximately 69% of the shares of common stock that would have been outstanding had there been no repurchases. The average price at which shares have been repurchased under the program is $7.44 per share. These repurchases were funded primarily by the net income of the Company, along with proceeds from the exercise of stock options.

During the three and six months ended September 30, 2025, the Company repurchased 143,774 shares of its common stock for approximately $12.8 million at an average price of $89.06 per share and 230,879 shares of its common stock for approximately $22.4 million at an average price of $97.11 per share, respectively. The Company had 51,293,374 shares of common stock outstanding as of September 30, 2025, net of the 114,707,570 shares of common stock held in treasury.

During the period subsequent to the quarter ended September 30, 2025, the Company repurchased 65,104 shares of its common stock for $4.8 million at an average price of $73.71 per share.

Note 5 — Weighted Average Shares and Net Income Per Share

Net income per common and common equivalent share was computed by dividing net income by the weighted average number of common and common share equivalents outstanding during the period. During the quarter ended December 31, 2024, the Company effected the Stock Split. All prior period share, equity award and per share amounts and calculations in these consolidated financial statements and elsewhere in this report have been retroactively adjusted to reflect Stock Split. The following table sets forth the calculations of the basic and diluted weighted average common shares for the three and six months ended September 30, 2025 and 2024:

	Three Months Ended
	September 30, 2025	September 30, 2024
Net Income	$27,906,000	$23,398,000
Basic:
Weighted average common shares outstanding	51,314,000	51,399,000
Net Income per share	$0.54	$0.46
Diluted:
Weighted average common shares outstanding	51,314,000	51,399,000
Treasury stock impact of stock options	409,000	624,000
Total common and common equivalent shares	51,723,000	52,023,000
Net Income per share	$0.54	$0.45

	Six Months Ended
	September 30, 2025	September 30, 2024
Net Income	$55,141,000	$44,975,000
Basic:
Weighted average common shares outstanding	51,333,000	51,381,000
Net Income per share	$1.07	$0.88
Diluted:
Weighted average common shares outstanding	51,333,000	51,381,000
Treasury stock impact of stock options	484,000	600,000
Total common and common equivalent shares	51,817,000	51,981,000
Net Income per share	$1.06	$0.87

Note 6 — Contingencies and Legal Proceedings

From time to time, the Company is involved in various legal proceedings, disputes, and other claims arising in the ordinary course of business. Although the results of these matters cannot be predicted with certainty, the Company believes it is not currently a party to any legal proceedings, disputes, or other claims for which a material loss is considered probable and for which the amount (or range) of loss is reasonably estimable. With the Company’s recent asset acquisition, there are contingent shares based on contractual milestones achieved. The maximum number of shares that can be earned is 96,973.

Note 7 — Accounts and Income Taxes Payable and Accrued Liabilities

The following tables set forth accounts payable, income taxes payable, and accrued liabilities at September 30, 2025 and March 31, 2025:

	September 30, 2025	March 31, 2025
Accounts payable	$19,144,000	$15,422,000
Income taxes payable and uncertain tax positions	3,966,000	1,370,000
Total accounts and taxes payable	$23,110,000	$16,792,000

	September 30, 2025	March 31, 2025
Payroll, payroll taxes and employee benefits	$39,817,000	$30,971,000
Customer deposits	112,302,000	101,472,000
Accrued professional service fees	10,879,000	11,004,000
Self-insurance accruals	3,561,000	3,276,000
Deferred revenue	30,909,000	30,809,000
Operating lease liabilities	7,317,000	8,126,000
Other	2,434,000	1,586,000
Total accrued liabilities	$207,219,000	$187,244,000

Note 8 — Leases

The Company determines if an arrangement contains a lease at contract inception. The Company’s current lease agreements have remaining lease terms between one and seven years. The Company recognizes a right-of-use (“ROU”) asset and a lease liability at the lease commencement date. The lease liability is initially measured based on the present value of the unpaid lease payments as of the lease commencement date. Key estimates and judgments used in determining the liability include the (1) discount rate the Company uses to discount the unpaid lease payments to present value, (2) lease term, and (3) lease payments.

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

The components of lease expense are as follows:

	Three Months Ended
	September 30, 2025	September 30, 2024
Operating lease expense	$2,088,000	$2,304,000
Finance lease expense	—	20,000
Short-term lease expense	—	13,000
Variable lease expense	98,000	151,000
Total lease expenses	$2,186,000	$2,488,000

	Six Months Ended
	September 30, 2025	September 30, 2024
Operating lease expense	$4,197,000	$4,541,000
Finance lease expense	19,000	41,000
Short-term lease expense	—	109,000
Variable lease expense	306,000	287,000
Total lease expenses	$4,522,000	$4,978,000

The following table presents the lease related assets and liabilities recorded on the Company’s consolidated balance sheets related to its operating leases at September 30, 2025 and March 31, 2025:

	September 30, 2025	March 31, 2025
Right-of-use asset, net	$19,178,000	$20,825,000
Short-term lease liability	$7,317,000	$8,126,000
Long-term lease liability	18,575,000	19,953,000
Total lease liabilities	$25,892,000	$28,079,000
Weighted average remaining operating lease term	3.91 years	4.01 years
Weighted average remaining finance lease term	—	0.25 years
Weighted average discount rate	4.8%	4.5%

Supplemental cash flow information related to operating leases for the six months ended September 30, 2025 and 2024 was as follows:

	Six Months Ended
	September 30, 2025	September 30, 2024
Cash paid for amounts included in the measurement of operating lease liabilities	$4,699,000	$3,996,000
Operating lease liabilities arising from obtaining ROU assets	$45,629,000	$51,648,000
Finance lease liabilities arising from obtaining ROU assets	$—	$358,000
Additions to ROU assets resulting from additions to operating lease liabilities	$1,389,000	$1,672,000

As of September 30, 2025, maturities of operating lease liabilities for each of the next five years and thereafter are as follows:

2026	$4,438,000
2027	7,711,000
2028	6,933,000
2029	4,742,000
2030	2,823,000
Thereafter	1,905,000
Total lease payments	28,552,000
Less interest	(2,660,000)
Total lease liabilities	$25,892,000

As of September 30, 2025, the Company has an additional operating lease commitment that has not yet commenced of approximately $650,000. These leases will commence in 2025 and have lease terms between 3 and 6 years.

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

The Company derives its revenues from providing patient management and network solutions services. Network solutions services include fee schedule auditing, hospital bill auditing, coordination of independent medical examinations, diagnostic imaging review services and preferred provider referral services. The percentages of revenues attributable to patient management and network solutions services for the three and six months ended September 30, 2025 and 2024 are listed below.

	Three Months Ended
	September 30, 2025	September 30, 2024
Patient management services	62.9%	65.6%
Network solutions services	37.1%	34.4%
	100.0%	100.0%

	Six Months Ended
	September 30, 2025	September 30, 2024
Patient management services	62.7%	65.7%
Network solutions services	37.3%	34.3%
	100.0%	100.0%

The Company’s management is structured geographically with regional vice presidents who are responsible for all services provided by and operating results of the Company in their particular region. These regional vice presidents have area and district managers who are also responsible for all services provided by the Company in their given area and district. All revenues are derived from customers within the United States, and all long-lived assets are located in the United States.

Under ASC 280-10, two or more operating segments may be aggregated into a single operating segment for financial reporting purposes if aggregation is consistent with the objective and basic principles of the accounting guidance, if the segments have similar economic characteristics, and if the segments are similar in each of the following areas: (i) the nature of products and services, (ii) the nature of the production processes, (iii) the type or class of customer for their products and services, and (iv) the methods used to distribute their products or provide their services. The Company believes its patient management and network solutions services meet these criteria as they provide similar managed care services to similar customers using similar methods of production and distribution. All of the Company’s regions perform both patient management and network solutions services.

The following table presents the financial information for the Company’s one reportable and operating segment for the three and six months ended September 30, 2025 and 2024:

	Three Months Ended
	September 30, 2025	September 30, 2024
Revenues	$239,643,000	$224,380,000
Less:
Labor expenses	113,934,000	111,267,000
Direct product expenses	54,900,000	51,094,000
Depreciation and amortization expenses	7,844,000	7,711,000
Income tax provision	7,994,000	5,272,000
Occupancy expenses	5,049,000	5,249,000
Other items (1)	22,016,000	20,389,000
Net income	$27,906,000	$23,398,000

(1)	Includes other operating costs (such as marketing and maintenance expenses), net gain (loss) on asset sales and disposals and other costs.

	Six Months Ended
	September 30, 2025	September 30, 2024
Revenues	$474,354,000	$436,102,000
Less:
Labor expenses	226,975,000	219,202,000
Direct product expenses	107,765,000	95,067,000
Depreciation and amortization expenses	15,431,000	14,438,000
Income tax provision	16,042,000	11,729,000
Occupancy expenses	10,203,000	10,644,000
Other items (1)	42,797,000	40,047,000
Net income	$55,141,000	$44,975,000

(1)	Includes other operating costs (such as marketing and maintenance expenses), net gain (loss) on asset sales and disposals and other costs.

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

Organizational Structure

The Company’s management is structured geographically with regional vice presidents who are responsible for all services provided by the Company within his or her particular region and the operating results of the Company in multiple states. In addition, the regional vice presidents oversee area and district managers who are also responsible for all services provided by the Company in their given area and district.

Business Enterprise Segments

The Company operates in one reportable operating segment: managed care. The Company’s services are delivered to its customers through its local offices in each region and financial information for the Company’s operations follows this service delivery model. All regions offer the Company’s patient management and network solutions services to customers. Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 280-10, “Segment Reporting,” establishes standards for the way that public business enterprises report information about operating segments in annual and interim consolidated financial statements. The Company’s internal financial reporting is segmented geographically and managed on a geographic rather than service line basis, with virtually all of the Company’s operating revenue generated within the United States.

Under FASB ASC 280-10, two or more operating segments may be aggregated into a single operating segment for financial reporting purposes if aggregation is consistent with the objective and basic principles, if the segments have similar economic characteristics, and if the segments are similar in each of the following areas: (i) the nature of products and services; (ii) the nature of the production processes; (iii) the type or class of customer for their products and services; and (iv) the methods used to distribute their products or provide their services. The Company believes its patient management and network solutions services meet these criteria as each provides similar services and products to similar customers using similar methods of production and distribution.

Because we believe we meet each of the criteria set forth above and each of our regions have similar economic characteristics, we aggregate our results of operations in one reportable operating segment: managed care.

Seasonality

While we are not directly impacted by seasonal shifts, we are affected by the change in working days in a given quarter. There are generally fewer working days for our employees to generate revenue in the third fiscal quarter due to employee vacations, inclement weather, and holidays.

Recent Acquisition

During the quarter ended September 30, 2025, the Company acquired a privately held technology firm adding proprietary tools and intellectual property for our enhanced bill review process.

Summary of Quarterly Results

The Company’s revenues increased to $239.6 million in the quarter ended September 30, 2025, from $224.4 million in the quarter ended September 30, 2024, an increase of $15.3 million, or 7%. This increase resulted primarily from an increase in network solutions activity with existing customers.

Cost of revenues increased to $181.5 million in the quarter ended September 30, 2025, from $173.6 million in the quarter ended September 30, 2024, an increase of $7.8 million, or 5%. This increase was primarily due to the increase of 7% in revenue mentioned above.

General and administrative expense increased to $22.3 million in the quarter ended September 30, 2025, from $22.1 million in the quarter ended September 30, 2024, an increase of $0.2 million, or 1%. General and administrative expense in the quarter ended September 30, 2025 consisted of approximately 9% of revenues. The Company expects proportion of general and administrative expense in future quarters to remain between 9% and 11% of revenues.

Income tax provision increased to $8.0 million in the quarter ended September 30, 2025, from $5.3 million in the quarter ended September 30, 2024, an increase of $2.7 million, or 52%. Income before income tax provision increased to $35.9 million in the quarter ended September 30, 2025, from $28.7 million in the quarter ended September 30, 2024, an increase of $7.2 million, or 25%. The effective tax rate was 22% for the quarter ended September 30, 2025 and 18% for the quarter ended September 30, 2024.

Diluted weighted average common and common equivalent shares decreased to 51.7 million shares for the quarter ended September 30, 2025 from 52.0 million shares for the quarter ended September 30, 2024, a decrease of 300,000 shares, or 0.6%, due to the weighted impact of shares repurchased partially offset by the weighted impact of options exercised.

Diluted earnings per share increased to $0.54 per share in the quarter ended September 30, 2025, from $0.45 per share in the quarter ended September 30, 2024, an increase of $0.09 per share, or 20%. The increase in diluted earnings per share was primarily due to an increase in net income.

During the quarter ended December 31, 2024, the Company effected a three-for-one forward stock split of its common stock (the “Stock Split”). All prior period share, equity award and per share amounts and calculations in this report and in the consolidated financial statements contained in this report have been retroactively adjusted to reflect the Stock Split.

Results of Operations for the three months ended September 30, 2025 and 2024

The Company generates revenues from providing patient management and network solutions services to payors of workers’ compensation benefits, automobile insurance claims, and group health insurance benefits.

The following table sets forth, for the periods indicated, the dollar amounts, dollar and percent changes, share changes, and the percentage of revenues represented by certain items reflected in the Company’s unaudited consolidated income statements for the three months ended September 30, 2025 and 2024. The Company’s past operating results are not necessarily indicative of future operating results.

	Three Months Ended			Percentage
	September 30, 2025	September 30, 2024	Change	Change
Revenue	$239,643,000	$224,380,000	$15,263,000	6.8%
Cost of revenues	181,466,000	173,632,000	7,834,000	4.5%
Gross profit	58,177,000	50,748,000	7,429,000	14.6%
Gross profit as percentage of revenue	24.3%	22.6%
General and administrative expenses	22,277,000	22,078,000	199,000	0.9%
General and administrative as percentage of revenue	9.3%	9.8%
Income before income tax provision	35,900,000	28,670,000	7,230,000	25.2%
Income before income tax provision as percentage of revenue	15.0%	12.8%
Income tax provision	7,994,000	5,272,000	2,722,000	51.6%
Net income	$27,906,000	$23,398,000	$4,508,000	19.3%
Weighted average common and common equivalent shares
Basic	51,314,000	51,399,000	(85,000)	(0.2%)
Diluted	51,723,000	52,023,000	(300,000)	(0.6%)
Net income per common and common equivalent shares
Basic	$0.54	$0.46	$0.08	17.4%
Diluted	$0.54	$0.45	$0.09	20.0%

Revenues

Change in revenue for the three months ended September 30, 2025 from the three months ended September 30, 2024

Revenues increased to $239.6 million in the three months ended September 30, 2025, from $224.4 million in the three months ended September 30, 2024, an increase of $15.3 million, or 7%. Network solutions services revenues increased to $88.8 million from $77.2 million, an increase of $11.6 million, or 15%. The increase in revenue was primarily with existing customers in network solutions, as well as an increase in enhanced billed review due to a growth with existing customers.

Cost of Revenues

Cost of revenues consists of direct expenses, which are expenses directly attributable to the generation of revenue, and indirect costs, which are costs incurred to support the operations in the field offices that generate the revenue. Direct expenses primarily include (i) case manager and bill review analysts’ salaries, along with related payroll taxes and fringe benefits, and (ii) expenses associated with independent medical examinations, prescription drugs, MRIs, physical therapy, and durable medical equipment providers. Most of the Company’s revenue is generated in offices that provide both patient management services and network solutions services. The remaining revenue is generated in the field. Approximately 30% of the costs incurred in the field are considered field indirect costs. The largest of the field indirect costs are (i) manager salaries and bonuses, (ii) account executive base pay and commissions, (iii) salaries of administrative and clerical support, field systems personnel and PPO network developers, along with related payroll taxes and fringe benefits, and (iv) office rent.

Change in cost of revenues for the three months ended September 30, 2025 from the three months ended September 30, 2024

Cost of revenues increased to $181.5 million in the three months ended September 30, 2025, from $173.6 million in the three months ended September 30, 2024, an increase of $7.8 million, or 5%. The increase in cost of revenues was primarily due to the increase in total revenues of 7%. Additionally, there was an increase in salaries of 3% resulting from increased average headcount of 3%. Headcount increased to help manage the increase in business volume from existing customers.

General and Administrative Expense

For the three months ended September 30, 2025, general and administrative expense consisted of approximately 44% of corporate systems costs, which include the corporate systems support, implementation and training, rules engine development, national IT strategy and planning, depreciation of hardware costs in the Company’s corporate offices and backup data center, the Company’s nationwide area network, and other systems related costs. All IT-related costs managed by the corporate office are recorded under general and administrative expense whereas the field IT-related costs are included in the cost of revenues. The remaining general and administrative expense consists of national marketing, national sales support, corporate legal, corporate insurance, human resources, accounting, product management, new business development, and other general corporate expenses.

Change in general and administrative expense for the three months ended September 30, 2025 from the three months ended September 30, 2024

General and administrative expense increased to $22.3 million in the three months ended September 30, 2025, from $22.1 million in the three months ended September 30, 2024, an increase of $0.2 million, or 1%. General and administrative expense in the quarter ended September 30, 2025, equaled approximately 9% of revenues. The Company expects future quarters of general and administrative expense will remain at approximately 9% to 11% of revenues.

Income Tax Provision

Change in income tax provision for the three months ended September 30, 2025 from the three months ended September 30, 2024

Income tax provision increased to $8.0 million in the three months ended September 30, 2025, from $5.3 million in the three months ended September 30, 2024, an increase of $2.7 million, or 52%. Income before income tax provision increased to $35.9 million in the three months ended September 30, 2025 from $28.7 million in the same period in the prior year, an increase of $7.2 million, or 25%. The effective tax rate was 22% for the quarter ended September 30, 2025 and 18% for the quarter ended September 30, 2024. The effective tax rate was less than the statutory tax rate primarily due to the impact of stock option exercises.

Results of Operations for the six months ended September 30, 2025 and 2024

The following table sets forth, for the periods indicated, the dollar amounts, dollar and percent changes, share changes, and the percentage of revenues represented by certain items reflected in the Company’s unaudited consolidated income statements for the six months ended September 30, 2025 and 2024. The Company’s past operating results are not necessarily indicative of future operating results.

	Six Months Ended			Percentage
	September 30, 2025	September 30, 2024	Change	Change
Revenue	$474,354,000	$436,102,000	$38,252,000	8.8%
Cost of revenues	359,552,000	337,200,000	22,352,000	6.6%
Gross profit	114,802,000	98,902,000	15,900,000	16.1%
Gross profit as percentage of revenue	24.2%	22.7%
General and administrative expenses	43,619,000	42,198,000	1,421,000	3.4%
General and administrative as percentage of revenue	9.2%	9.7%
Income before income tax provision	71,183,000	56,704,000	14,479,000	25.5%
Income before income tax provision as percentage of revenue	15.0%	13.0%
Income tax provision	16,042,000	11,729,000	4,313,000	36.8%
Net income	$55,141,000	$44,975,000	$10,166,000	22.6%
Weighted average common and common equivalent shares
Basic	51,333,000	51,381,000	(48,000)	(0.1%)
Diluted	51,817,000	51,981,000	(164,000)	(0.3%)
Net income per common and common equivalent shares
Basic	$1.07	$0.88	$0.19	21.6%
Diluted	$1.06	$0.87	$0.19	21.8%

Revenues

Change in revenue to the six months ended September 30, 2025 from the six months ended September 30, 2024

Revenues increased to $474.4 million for the six months ended September 30, 2025 from $436.1 million for the six months ended September 30, 2024, an increase of $38.3 million, or 9%. Patient management services revenues increased to $297.6 million from $286.3 million, an increase of $11.2 million, or 4%. Network solutions services revenues increased to $176.8 million from $149.8 million, an increase of $27.0 million, or 18%. This increase is primarily due to increases in enhanced bill review programs services, which resulted in higher revenue per bill. The increase was attributable to growth with both existing and new customers.

Cost of Revenues

Change in cost of revenues to the six months ended September 30, 2025 from the six months ended September 30, 2024

Cost of revenues increased to $359.6 million in the six months ended September 30, 2025 from $337.2 million in the six months ended September 30, 2024, an increase of $22.4 million, or 7%. The increase in cost of revenues was primarily due to the increase in total revenues of 9%. Additionally, there was an increase in salaries of 4% resulting from increased average headcount to 3%. Headcount increased due to an increase in new and existing business volume.

General and Administrative Expense

Change in general and administrative expense to the six months ended September 30, 2025 from the six months ended September 30, 2024

General and administrative expense increased to $43.6 million in the six months ended September 30, 2025 from $42.2 million in the six months ended September 30, 2024, an increase of $1.4 million, or 3%. The increase in general and administrative expense was primarily related to legal expenses. General and administrative expense in the six months ended September 30, 2025, equaled approximately 9% of revenues.

Income Tax Provision

Change in income tax provision to the six months ended September 30, 2025 from the six months ended September 30, 2024

Income tax expense increased to $16.0 million for the six months ended September 30, 2025 from $11.7 million for the six months ended September 30, 2024, an increase of $4.3 million, or 37%. Income before income tax provision increased to $71.2 million in the six months ended September 30, 2025 from $56.7 million in the same period in the prior year, an increase of $14.5 million, or 26%. The income tax expense as a percentage of income before income taxes, also known as the effective tax rate, was 23% for the six months ended September 30, 2025 and 21% for the six months ended September 30, 2024. The effective tax rate is less than the statutory tax rate primarily because of the impact of the stock option exercises.

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

Liquidity and Capital Resources

The Company has historically funded its operations and capital expenditures primarily from cash flow from operations, and to a lesser extent, proceeds from stock option exercises. Working capital increased to $203.9 million as of September 30, 2025 from $182.7 million as of March 31, 2025, an increase of $21.3 million. Cash and cash equivalents increased to $207.5 million as of September 30, 2025 from $170.6 million as of March 31, 2025, an increase of $36.9 million. This was primarily due to the increase in net income.

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

As of September 30, 2025, the Company had $207.5 million in cash and cash equivalents, invested primarily in short-term, interest-bearing, highly liquid investment grade securities with maturities of 90 days or less.

The Company believes its cash and cash equivalents, cash generated from ongoing operations and funds received from exercises of employee stock options will be sufficient to satisfy its cash requirements for the next 12 months and beyond, including its existing obligations, repurchase shares of the Company’s common stock under its current stock repurchase program, introduce new services, and continue to develop the Company’s healthcare related services for at least the next 12 months. Should the Company experience lower income or cash flows, repurchases under the stock repurchase program may be reduced or eliminated until earnings and cash flow return to comfortable levels. The Company regularly evaluates its cash requirements for current operations, commitments, capital acquisitions, and other strategic transactions. The Company may elect to raise additional funds for these purposes, through debt or equity financings or otherwise, as appropriate. However, additional equity or debt financing may not be available, with terms favorable to the Company, or at all, when needed.

Operating Activities

Six months ended September 30, 2025 compared to six months ended September 30, 2024

Net cash provided by operating activities increased to $80.0 million in the six months ended September 30, 2025, from $62.7 million in the six months ended September 30, 2024, an increase of $17.3 million. The increase in cash flow from operating activities was primarily due to the increase in net income and an improvement in accounts receivable.

Investing Activities

Six months ended September 30, 2025 compared to six months ended September 30, 2024

Net cash flow used in investing activities increased to $25.2 million in the six months ended September 30, 2025, from $17.6 million in the six months ended September 30, 2024, an increase of $7.7 million. The Company increased its spending primarily on developed software and on the purchase of software licenses under a finance agreement.

Financing Activities

Six months ended September 30, 2025 compared to six months ended September 30, 2024

Net cash flow used in financing activities increased to $18.0 million for the six months ended September 30, 2025, from $12.4 million for the six months ended September 30, 2024, an increase of $5.5 million. The increase in net cash used in financing activities was due to stock option exercises decreasing to $4.1 million for the six months ended September 30, 2025, from $6.4 million for the six months ended September 30, 2024. Additionally, the increase in net cash used in financing activities was primarily due to an increase in spending on share repurchases to $22.5 million for the six months ended September 30, 2025 from $19.1 million for the six months ended September 30, 2024. The Company has historically used cash provided by operating activities and from the exercise of stock options to repurchase stock. The Company expects that it may use a portion of its cash balance to repurchase additional shares of its common stock under its stock repurchase program in the future; however, there can be no assurance that any further stock repurchases will be made.

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

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in market risk from those addressed in the Annual Report during the three months ended September 30, 2025. See the information set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Annual Report.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Effective September 10, 2025, Brian S. Nichols replaced Brandon T. O’Brien as the Company’s Chief Financial Officer, and a Form 8-K was filed to announce this change. Certain control responsibilities have been reassigned to certain key personnel within the Company. We have reviewed and will continue to monitor our internal controls to make sure there is no adverse impact. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Cybersecurity and Our Information Systems

A cybersecurity attack or other disruption to our information technology systems could result in the loss, theft, misuse, unauthorized disclosure, unauthorized access of sensitive customer or Company information, or disruption of our operations, which could damage our relationships with customers or employees, expose us to litigation or regulatory proceedings, or harm our reputation, any of which could materially adversely affect our business, financial condition or results of operations.

We rely on information technology to support our business activities. Our business involves the storage and transmission of a significant amount of personal, confidential, or sensitive information, including the personal information of our customers and employees, and our Company’s financial, operational and strategic information. As with many businesses, we are subject to numerous data privacy and security risks. These risks may prevent us from maintaining the confidentiality of this information, result in the disruption of our business and online systems, and require us to expend significant resources to attempt to secure and protect such information and respond to incidents, any of which could materially adversely affect our business, financial condition or results of operations. The loss, theft, misuse, unauthorized disclosure, or unauthorized access of such sensitive information could lead to significant reputational or competitive harm, result in litigation or regulatory proceedings, or cause us to incur substantial liabilities, fines, penalties or expenses.

Cybersecurity incidents of any of the systems on which we rely may result from circumvention of security measures, denial-of-service attacks or other cyber-attacks, hacking, “phishing” attacks, computer viruses, ransomware, malware, employee or insider error, malfeasance, social engineering, physical breaches or other actions. According to media reports, the frequency, intensity, and sophistication of cyber-attacks, ransomware attacks, and other data security incidents has significantly increased worldwide in recent years. As with many other businesses, we have experienced, and are continually at risk of being subject to, attacks that result in cybersecurity incidents caused by computer viruses, unauthorized parties gaining access to our information technology systems, and other similar threats. In some cases, cybersecurity incidents could cause reputational harm, loss of customers, loss and/or delay of revenue, loss of proprietary data, loss of licenses, regulatory actions and scrutiny, sanctions or other statutory penalties, litigation, liability for failure to safeguard customers’ information, financial losses, or a drop in our stock price. We have invested in and continue to expend significant resources on information technology and information security tools, measures, processes, initiatives, policies and employee training designed to protect our information technology systems, as well as the personal, confidential or sensitive information stored on or transmitted through those systems, and to ensure an effective response to any cyber-attack or security incident. These expenditures could have an adverse impact on our financial condition and results of operations, and divert management’s attention from pursuing our strategic objectives. In addition, the cost and operational consequences of implementing, maintaining and further enhancing our system’s protective measures could increase significantly as cybersecurity threats increase. There can be no assurance that the security measures we employ will effectively prevent cybersecurity incidents or otherwise prevent malicious actors from obtaining access to our systems and information.

As these threats evolve, cybersecurity incidents could be more difficult to detect, prevent, and remediate. Cybersecurity-attacks or data handling incidents could remain undetected for some period of time, which could not only result in significant harm to our systems, but also lead to unauthorized access to the information stored on and transmitted by our systems. Further, despite our security efforts and training, our employees may purposefully or inadvertently cause cybersecurity incidents. Any occurence of cybersecurity incidents, whether caused by employees or third parties, could have the potential to impact our relationships with our customers or restrict our ability to meet our customers’ expectations.

Additionally, as artificial intelligence technologies continue to develop and become more accessible, malicious actors are increasingly leveraging it to carry out advanced cyber-attacks. These artificial intelligence tools can be used to automate and scale attacks, generate phishing or social engineering schemes, employ deepfakes, identity system vulnerabilities, or evade transitional detection methods. Consequently, the use of artificial intelligence by malicious actors may result in an increase in the frequency, speed, and severity of cyber threats targeting our systems, networks, and employees.

If a cyber-attack or other data incident results in the loss, theft, misuse, unauthorized disclosure, or unauthorized access of personal, confidential, or sensitive information belonging to our customers or employees, it could put us at a competitive disadvantage, result in the deterioration of our customers’ confidence in our services, cause our customers to reconsider their relationship with us, impose more onerous contractual provisions, cause us to lose our regulatory licenses, or subject us to potential litigation, liability, fines and penalties. For example, we could become subject to regulatory or other actions pursuant to privacy laws. This could result in costly investigations and litigation, civil or criminal penalties, operational changes, and negative publicity that could adversely affect our reputation, as well as our results of operations and financial condition.

A cyber-attack resulting in a cybersecurity incident could have a significant impact on our business for a prolonged period of time, including:

•
critical business systems becoming inoperable or requiring a significant amount of time or cost to restore;
•
key personnel being unable to perform their duties or communicate with employees, customers or other third-parties;
•
the loss, theft, misuse, unauthorized disclosure, or unauthorized access of customer or Company information;
•
the inability to access information necessary to conduct our business;
•
the requirement to make unanticipated investments in equipment, technology or security measures;
•
our customers losing the ability to access our websites and online systems; or
•
becoming subject to other unanticipated liabilities, costs, or claims.

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

In 1996, the Board of Directors (the “Board”) authorized a stock repurchase program (the “stock repurchase program”) and, since then, has periodically increased the number of shares authorized for repurchase under the program. In 2022, the Board authorized the repurchase of additional shares under the stock repurchase program, thereby increasing the total number of shares of common stock approved for repurchase under the program to 117,000,000. There is no expiration date for the repurchase program. The timing and actual number of shares repurchased, if any, will depend on a variety of factors including the timing of open trading windows, trading price, corporate and regulatory requirements, and market conditions. The stock repurchase program does not obligate us to acquire any amount of common stock and may be suspended or discontinued at any time at our discretion. Repurchases pursuant to our stock repurchase program could affect our stock price, increase the volatility of the price of our common stock and reduce the market liquidity for our common stock. Additionally, repurchases under our stock repurchase program will diminish our cash reserves, which could strain our liquidity, impact our ability to pursue future strategic opportunities and acquisitions, and result in lower overall returns on our cash balances. There can be no assurance that any further stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares of common stock. Although our stock repurchase program is intended to enhance long-term stockholder value, there is no guarantee we will be successful in achieving this objective.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

Not Applicable.

Issuer Purchases of Equity Securities

The following table sets forth the repurchases of our common stock made by or on behalf of the Company during the three months ended September 30, 2025, all of which were made in open-market purchases pursuant to our publicly announced stock repurchase plan.

			Total Number of	Maximum Number
			Shares Purchased	of Shares Remaining
			as Part of Publicly	Available to
	Total Number of	Average Price Paid	Announced	be Purchased
Period	Shares Purchased	Per Share	Program	Under the Program
July 1 to July 31, 2025	45,992	$95.64	45,992	2,390,212
August 1 to August 31, 2025	47,308	$88.92	47,308	2,342,904
September 1 to September 30, 2025	50,474	$83.19	50,474	2,292,430
Total	143,774	$89.06	143,774	2,292,430

In 1996, the Board authorized a stock repurchase program for up to 100,000 original shares (not adjusted for historical stock splits) of our common stock. The Board has periodically increased the number of shares authorized for repurchase under the repurchase program. In 2022, the Board authorized the repurchase of additional shares under the stock repurchase program, thereby increasing the total number of shares of common stock approved for repurchased under the program to 117,000,000. There is no expiration date for the program. The program does not obligate us to acquire any amount of common stock and may be suspended or discontinued at any time at our discretion.

During the three months ended September 30, 2025, the Company repurchased 143,774 shares of its common stock for $12.8 million under the program, reflecting an average price of $89.06 per share. As of September 30, 2025, the Company repurchased 114,707,570 shares of its common stock over the life of the program.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

Not applicable.

Item 5 – Other Information

The Company’s directors and officers (as defined in Rule 16a-1 under the Exchange Act) may enter into trading plans or other arrangements with financial institutions to purchase or sell shares of the Company’s common stock. These plans or arrangements may be intended to comply with the affirmative defense provisions of Rule 10b5-1 of the Exchange Act, which are referred to as Rule 10b5-1 trading arrangements, or they may represent non-Rule 10b5-1 trading arrangements.

During the three months ended September 30, 2025, none of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K).

Item 6 – Exhibits

10.1#	CorVel Corporation 2025 Stock Incentive Plan (Appendix A to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on June 24, 2025).

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

#	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORVEL CORPORATION

Dated: November 6, 2025	By:	/s/ Michael G. Combs
Michael G. Combs, Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Dated: November 6, 2025	By:	/s/ Brian S. Nichols
Brian S. Nichols,
Chief Financial Officer (Principal Financial Officer)