Form 10-Q
period 2025-12-31
CORVEL CORP
filed 2026-02-05
CIK 874866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

or

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

The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value per share, as of February 2, 2026, was 51,152,437.

CORVEL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

CORVEL CORPORATION

Consolidated Balance Sheets

	December 31, 2025	March 31, 2025
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$230,033,000	$170,584,000
Customer deposits	115,427,000	101,472,000
Accounts receivable, net	102,100,000	104,126,000
Prepaid taxes and expenses	16,363,000	10,507,000
Total current assets	463,923,000	386,689,000
Property and equipment, net	114,122,000	92,052,000
Goodwill	36,814,000	36,814,000
Other intangibles, net	307,000	438,000
Right-of-use asset, net	19,447,000	20,825,000
Deferred tax asset, net	9,749,000	8,704,000
Other assets	423,000	454,000
TOTAL ASSETS	$644,785,000	$545,976,000
Liabilities and Stockholders' Equity
Current Liabilities
Accounts and taxes payable	$29,998,000	$16,792,000
Accrued liabilities	220,449,000	187,244,000
Total current liabilities	250,447,000	204,036,000
Long-term lease liabilities	18,616,000	19,953,000
Total liabilities	269,063,000	223,989,000
Commitments and contingencies
Stockholders' Equity
Common stock, $.0001 par value: 360,000,000 shares authorized at December 31, 2025 and March 31, 2025; 166,036,690 shares issued (51,143,561 shares outstanding, net of Treasury shares) and 165,836,235 shares issued (51,359,544 shares outstanding, net of Treasury shares) at December 31, 2025 and March 31, 2025, respectively	5,000	5,000
Paid-in capital	260,835,000	250,407,000
Treasury stock (114,893,129 shares at December 31, 2025 and 114,476,691 shares at March 31, 2025)	(867,518,000)	(831,510,000)
Retained earnings	982,400,000	903,085,000
Total stockholders' equity	375,722,000	321,987,000
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$644,785,000	$545,976,000

See accompanying notes to unaudited consolidated financial statements.

CORVEL CORPORATION

Consolidated Income Statements – (Unaudited)

	Three Months Ended
	December 31, 2025	December 31, 2024
REVENUES	$235,625,000	$227,973,000
Cost of revenues	180,709,000	175,115,000
Gross profit	54,916,000	52,858,000
General and administrative expenses	22,684,000	22,058,000
Income before income tax provision	32,232,000	30,800,000
Income tax provision	8,058,000	7,029,000
NET INCOME	$24,174,000	$23,771,000
Net income per common and common equivalent share
Basic	$0.47	$0.46
Diluted	$0.47	$0.46
Weighted average common and common equivalent shares
Basic	51,317,000	51,388,000
Diluted	51,582,000	52,038,000

See accompanying notes to unaudited consolidated financial statements.

CORVEL CORPORATION

Consolidated Income Statements – (Unaudited)

	Nine Months Ended
	December 31, 2025	December 31, 2024
REVENUES	$709,979,000	$664,075,000
Cost of revenues	540,125,000	512,528,000
Gross profit	169,854,000	151,547,000
General and administrative expenses	66,439,000	64,043,000
Income before income tax provision	103,415,000	87,504,000
Income tax provision	24,100,000	18,758,000
NET INCOME	$79,315,000	$68,746,000
Net income per common and common equivalent share
Basic	$1.55	$1.34
Diluted	$1.53	$1.32
Weighted average common and common equivalent shares
Basic	51,328,000	51,384,000
Diluted	51,739,000	51,999,000

See accompanying notes to unaudited consolidated financial statements.

CORVEL CORPORATION

Consolidated Statements of Stockholders’ Equity – (Unaudited)

	Three Months Ended December 31, 2025
	Common Shares	Stock Amount	Paid-in- Capital	Treasury Shares	Treasury Stock	Retained Earnings	Total Stockholders' Equity
Balance – September 30, 2025	166,000,944	$5,000	$258,511,000	(114,707,570)	$(853,965,000)	$958,226,000	$362,777,000
Stock issued under stock option plan, net of shares repurchased	35,746	—	962,000	—	—	—	962,000
Stock-based compensation expense	—	—	1,362,000	—	—	—	1,362,000
Purchase of treasury stock	—	—	—	(185,559)	(13,553,000)	—	(13,553,000)
Net income	—	—	—	—	—	24,174,000	24,174,000
Balance – December 31, 2025	166,036,690	$5,000	$260,835,000	(114,893,129)	$(867,518,000)	$982,400,000	$375,722,000

	Three Months Ended December 31, 2024
	Common Shares	Stock Amount	Paid-in- Capital	Treasury Shares	Treasury Stock	Retained Earnings	Total Stockholders' Equity
Balance – September 30, 2024	165,715,800	$3,000	$242,894,000	(114,310,320)	$(813,020,000)	$852,895,000	$282,772,000
Stock issued under stock option plan, net of shares repurchased	47,403	—	1,978,000	—	—	—	1,978,000
Stock-based compensation expense	—	—	1,823,000	—	—	—	1,823,000
Purchase of treasury stock	—	—	—	(85,710)	(9,494,000)	—	(9,494,000)
Adjusted shares outstanding	—	2,000	(2,000)	—	—	—	—
Net income	—	—	—	—	—	23,771,000	23,771,000
Balance – December 31, 2024	165,763,203	$5,000	$246,693,000	(114,396,030)	$(822,514,000)	$876,666,000	$300,850,000

	Nine Months Ended December 31, 2025
	Common Shares	Stock Amount	Paid-in- Capital	Treasury Shares	Treasury Stock	Retained Earnings	Total Stockholders' Equity
Balance – March 31, 2025	165,836,235	$5,000	$250,407,000	(114,476,691)	$(831,510,000)	$903,085,000	$321,987,000
Stock issued under employee stock purchase plan	5,682	—	418,000	—	—	—	418,000
Stock issued under stock option plan, net of shares repurchased	187,162	—	5,049,000	—	—	—	5,049,000
Stock-based compensation expense	—	—	4,177,000	—	—	—	4,177,000
Stock issuance for asset acquisition	7,611	—	784,000	—	—	—	784,000
Purchase of treasury stock	—	—	—	(416,438)	(36,008,000)	—	(36,008,000)
Net income	—	—	—	—	—	79,315,000	79,315,000
Balance – December 31, 2025	166,036,690	$5,000	$260,835,000	(114,893,129)	$(867,518,000)	$982,400,000	$375,722,000

	Nine Months Ended December 31, 2024
	Common Shares	Stock Amount	Paid-in- Capital	Treasury Shares	Treasury Stock	Retained Earnings	Total Stockholders' Equity
Balance – March 31, 2024	165,486,225	$3,000	$233,629,000	(114,099,537)	$(793,905,000)	$807,920,000	$247,647,000
Stock issued under employee stock purchase plan	3,306	—	342,000	—	—	—	342,000
Stock issued under stock option plan, net of shares repurchased	273,672	—	8,348,000	—	—	—	8,348,000
Stock-based compensation expense	—	—	4,376,000	—	—	—	4,376,000
Purchase of treasury stock	—	—	—	(296,493)	(28,609,000)	—	(28,609,000)
Adjusted shares outstanding	—	2,000	(2,000)	—	—	—	—
Net income	—	—	—	—	—	68,746,000	68,746,000
Balance – December 31, 2024	165,763,203	$5,000	$246,693,000	(114,396,030)	$(822,514,000)	$876,666,000	$300,850,000

See accompanying notes to unaudited consolidated financial statements.

CORVEL CORPORATION

Consolidated Statements of Cash Flows – (Unaudited)

	Nine Months Ended
	December 31, 2025	December 31, 2024
Cash Flows from Operating Activities
NET INCOME	$79,315,000	$68,746,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,499,000	21,935,000
Loss on write down or disposal of property, capitalized software or investment	12,000	112,000
Stock-based compensation expense	4,177,000	4,376,000
Provision for expected credit losses	231,000	1,400,000
Deferred income tax	(1,045,000)	(1,094,000)
Changes in operating assets and liabilities
Accounts receivable	1,794,000	(10,470,000)
Customer deposits	(13,955,000)	(11,354,000)
Prepaid taxes and expenses	(5,856,000)	(3,126,000)
Other assets	33,000	856,000
Accounts and taxes payable	4,721,000	(1,000)
Accrued liabilities	33,205,000	32,240,000
Operating leases, net	41,000	774,000
Net cash provided by operating activities	126,172,000	104,394,000
Cash Flows from Investing Activities
Purchase of property and equipment	(36,182,000)	(27,094,000)
Net cash used in investing activities	(36,182,000)	(27,094,000)
Cash Flows from Financing Activities
Purchase of treasury stock	(36,008,000)	(28,609,000)
Proceeds from exercise of common stock options	5,049,000	8,348,000
Proceeds from purchases under employee stock purchase plan	418,000	342,000
Net cash used in financing activities	(30,541,000)	(19,919,000)
Increase in cash and cash equivalents	59,449,000	57,381,000
Cash and cash equivalents at beginning of period	170,584,000	105,563,000
Cash and cash equivalents at end of period	$230,033,000	$162,944,000
Supplemental Cash Flow Information:
Income taxes paid	$24,153,000	$20,787,000
Purchase of software license under finance agreement	$8,485,000	$—
Asset acquisition	$4,500,000	$—

See accompanying notes to unaudited consolidated financial statements.

CORVEL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2025

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

Certain information and note disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2025, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2026 or any other period. For further information, refer to the audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2025, included in the Company’s Annual Report on Form 10-K filed with the SEC on May 23, 2025 (the “2025 Annual Report”). Two customers accounted for 10% or more of accounts receivable as of December 31, 2025.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which updates the accounting for internal-use software by replacing stage-based rules with a principles-based framework. This shirt permits entities to capitalize costs once management has authorized funding and committed to using the software, and it is probable the project will be complete. Entities may elect to apply the guidance retrospectively, prospectively to software costs incurred after the adoption date or on a modified prospective basis. The update is effective for fiscal years beginning after December 15, 2027 and interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, a new accounting standard to enhance the transparency and decision usefulness of income tax disclosures. The new standard is effective for fiscal years beginning after December 15, 2024, with retrospective application permitted. The Company intends to add the additional disclosures required under the new accounting standard.

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

Network Solutions Service Line

The network solutions service line consists primarily of medical bill review and third-party services. Medical bill review services provide an analysis of medical charges for customers’ claims to identify opportunities for savings. Revenue from medical bill review services is recognized at the point in time when control of the service is transferred to the customer, based upon the transfer of the results of the medical bill review service to the customer as this is the most accurate depiction of the transfer of the service to the customer. Medical bill review revenue is variable, generally based on performance metrics set forth in the underlying contracts. Each period, the Company bases its revenue estimates on a contract-by-contract basis. The Company makes its best estimate using amounts the Company has earned and expects to be collected using historical averages and other factors to project such revenues. Variable consideration is recognized when the Company concludes it is probable that a significant revenue reversal will not occur in future periods.

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

The following table presents revenues disaggregated by service line for the three and nine months ended December 31, 2025 and 2024:

	Three Months Ended
	December 31, 2025	December 31, 2024
Patient management services	$146,059,000	$145,860,000
Network solutions services	89,566,000	82,113,000
Total services	$235,625,000	$227,973,000

	Nine Months Ended
	December 31, 2025	December 31, 2024
Patient management services	$443,622,000	$432,206,000
Network solutions services	266,357,000	231,869,000
Total services	$709,979,000	$664,075,000

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

	December 31, 2025	March 31, 2025
Billed receivables	$68,197,000	$65,323,000
Allowance for expected credit losses	(4,179,000)	(7,690,000)
Unbilled receivables	38,082,000	46,493,000
Accounts receivable, net	$102,100,000	$104,126,000

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

The table below presents the deferred revenues balance and the significant activity affecting deferred revenues during the nine months ended December 31, 2025:

Nine Months Ended
December 31, 2025
Beginning balance at April 1, 2025	$30,809,000
Additions	59,417,000
Revenue recognized from beginning of period	(27,259,000)
Revenue recognized from additions	(32,028,000)
Ending balance at December 31, 2025	$30,939,000

Remaining Performance Obligations

Remaining performance obligations consist of deferred revenues. As of December 31, 2025, the Company has approximately $30.9 million of remaining performance obligations related to claims and non-claims services for which the price is fixed. The Company expects to recognize approximately 99% of its remaining performance obligations as revenues within the current fiscal year ending March 31, 2026, and expects to recognize the remaining balance as revenue thereafter. See the discussion below regarding the practical expedients elected for the disclosure of remaining performance obligations.

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

Note 3 — Stock-Based Compensation and Stock Options

Under the Company’s Restated Omnibus Incentive Plan (formerly the Restated 1988 Executive Stock Option Plan) (the “Omnibus Plan”) as of March 31, 2025, there were 1,185,727 stock options outstanding and 1,775,459 shares available for issuance. Under the Omnibus Plan, shares of common stock were granted to key employees, non-employee directors, and consultants at exercise prices not less than the fair market value of the common stock on the date of grant. Options granted under the Omnibus Plan generally vest as to 25% of the shares one year from the date of grant, and as to the remaining 75% of the shares ratably each month over the following 36 months. The options granted to employees and directors expire at the end of five years and ten years, respectively, from the date of grant. All options granted in the three months ended December 31, 2025 and 2024 were granted with an exercise price equal to the fair value of the Company’s common stock on the grant date and are non-statutory stock options. After August 7, 2025, no further grants may be under the Omnibus Plan.

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

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model based on the assumptions included in the table below. The risk-free rate is based on the interest rate paid on a U.S. Treasury issue with a term similar to the estimated life of the option. The Company uses historical data, among other factors, to estimate the expected volatility, dividend yield and option life. The Company accounts for forfeitures as they occur, rather than estimating expected forfeitures. No options were granted during the three months ended December 31, 2024. The following assumptions were used to estimate the fair value of stock options granted during the three months ended December 31, 2025, using the Black-Scholes option-pricing model:

Three Months Ended
December 31, 2025
Risk-free interest rate	3.69%
Expected volatility	31%
Expected dividend yield	0.00%
Expected weighted average life of option in years	4 years

For the three months ended December 31, 2025 and 2024, the Company recorded stock-based compensation expense of $1,362,000 and $1,823,000, respectively. For the nine months ended December 31, 2025 and 2024, the Company recorded stock-based compensation expense of $4,177,000 and $4,376,000, respectively. The table below shows the amounts recognized in the unaudited consolidated financial statements for stock-based compensation expense for all stock options during the three and nine months ended December 31, 2025 and 2024, respectively.

	Three Months Ended
	December 31, 2025	December 31, 2024
Cost of revenues	$639,000	$685,000
General and administrative	723,000	1,138,000
Total cost of stock-based compensation included in income before income tax provision	1,362,000	1,823,000
Amount of income tax benefit recognized	(340,000)	(416,000)
Amount charged against net income	$1,022,000	$1,407,000
Effect on basic earnings per share	$(0.02)	$(0.03)
Effect on diluted earnings per share	$(0.02)	$(0.03)

	Nine Months Ended
	December 31, 2025	December 31, 2024
Cost of revenues	$1,988,000	$2,123,000
General and administrative	2,189,000	2,253,000
Total cost of stock-based compensation included in income before income tax provision	4,177,000	4,376,000
Amount of income tax benefit recognized	(974,000)	(938,000)
Amount charged against net income	$3,203,000	$3,438,000
Effect on basic earnings per share	$(0.06)	$(0.07)
Effect on diluted earnings per share	$(0.06)	$(0.07)

The following table provides summary information for all stock options outstanding and exercisable at December 31, 2025:

Range of Exercise Price	Outstanding Options – Number of Outstanding Options	Outstanding Options – Weighted Average Remaining Contractual Life	Outstanding Options – Weighted Average Exercise Price	Exercisable Options – Number of Exercisable Options	Exercisable Options – Weighted Average Exercise Price
$14.44 to $49.63	320,540	1.63	$31.32	308,483	$30.60
$49.64 to $54.54	281,325	2.53	52.43	198,306	52.40
$54.55 to $73.36	341,586	2.93	69.14	149,263	66.79
$73.37 to $110.18	162,320	4.74	103.02	20,097	92.59
Total	1,105,771	2.72	$58.90	676,149	$46.83

The following table provides summary information regarding all stock options outstanding at December 31, 2025, and changes during the three months then ended:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value as of December 31, 2025
Options outstanding at October 1, 2025	1,071,486	$56.73
Granted	83,000	75.32
Exercised	(43,467)	35.52
Cancelled – forfeited	(4,670)	68.27
Cancelled – expired	(578)	85.05
Ending outstanding	1,105,771	$58.90	2.72	$16,338,984
Ending vested and expected to vest	993,674	$58.28	2.72	$15,367,233
Ending exercisable at December 31, 2025	676,149	$46.83	2.08	$14,733,744

There were no options granted during the three months ended December 31, 2024. The weighted-average grant-date fair value of stock options granted during the three months ended December 31, 2025 was $21.90.

The stock option grants and stock-based compensation expense reflected above include time-based stock options, which vest based on the satisfaction of time-based service conditions, and performance-based stock options, which vest based on the Company’s achievement of certain pre-determined earnings per share targets that are assessed on a calendar year basis by the Company’s Board of Directors (the “Board”). Performance-based stock options are generally valued in the same manner as the time-based stock options except the Company only recognizes stock-based compensation expense to the extent it is probable the targets will be achieved. The Company recognized stock-based compensation expense for performance-based stock options of $427,000 and $819,000 for the three months ended December 31, 2025 and 2024, respectively, and $1,281,000 and $1,354,000 for the nine months ended December 31, 2025 and 2024, respectively.

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

Since the commencement of the stock repurchase program, the Company has used approximately $868 million to repurchase 114,893,129 shares of its common stock, which equals approximately 69% of the shares of common stock that would have been outstanding had there been no repurchases. The average price at which shares have been repurchased under the program is $7.55 per share. These repurchases were funded primarily by the net income of the Company, along with proceeds from the exercise of stock options.

During the three and nine months ended December 31, 2025, the Company repurchased 185,559 shares of its common stock for approximately $13.4 million, excluding tax, at an average price of $72.47 per share and 416,438 shares of its common stock for approximately $36 million at an average price of $86.47 per share, respectively. The Company had 51,143,561 shares of common stock outstanding as of December 31, 2025, net of the 114,893,129 shares of common stock held in treasury.

During the period subsequent to the quarter ended December 31, 2025, the Company repurchased 68,212 shares of its common stock for $4.7 million at an average price of $69.26 per share.

Note 5 — Weighted Average Shares and Net Income Per Share

Net income per common and common equivalent share was computed by dividing net income by the weighted average number of common and common share equivalents outstanding during the period. The following table sets forth the calculations of the basic and diluted weighted average common shares for the three and nine months ended December 31, 2025 and 2024:

	Three Months Ended
	December 31, 2025	December 31, 2024
Net Income	$24,174,000	$23,771,000
Basic:
Weighted average common shares outstanding	51,317,000	51,388,000
Net Income per share	$0.47	$0.46
Diluted:
Weighted average common shares outstanding	51,317,000	51,388,000
Treasury stock impact of stock options	265,000	650,000
Total common and common equivalent shares	51,582,000	52,038,000
Net Income per share	$0.47	$0.46

	Nine Months Ended
	December 31, 2025	December 31, 2024
Net Income	$79,315,000	$68,746,000
Basic:
Weighted average common shares outstanding	51,328,000	51,384,000
Net Income per share	$1.55	$1.34
Diluted:
Weighted average common shares outstanding	51,328,000	51,384,000
Treasury stock impact of stock options	411,000	615,000
Total common and common equivalent shares	51,739,000	51,999,000
Net Income per share	$1.53	$1.32

Note 6 — Contingencies and Legal Proceedings

From time to time, the Company is involved in various legal proceedings, disputes, and other claims arising in the ordinary course of business. Although the results of these matters cannot be predicted with certainty, the Company believes it is not currently a party to any legal proceedings, disputes, or other claims for which a material loss is considered probable and for which the amount (or range) of loss is reasonably estimable. In connection with the Company's acquisition of a privately held technology firm, the Company agreed to issue a maximum of 96,973 shares of common stock to certain of the seller parties contingent on the achievement of agreed upon contractual milestones.

Note 7 — Accounts and Income Taxes Payable and Accrued Liabilities

The following tables set forth accounts payable, income taxes payable, and accrued liabilities at December 31, 2025 and March 31, 2025:

	December 31, 2025	March 31, 2025
Accounts payable	$25,872,000	$15,422,000
Income taxes payable and uncertain tax positions	4,126,000	1,370,000
Total accounts and taxes payable	$29,998,000	$16,792,000

	December 31, 2025	March 31, 2025
Payroll, payroll taxes and employee benefits	$51,858,000	$30,971,000
Customer deposits	115,427,000	101,472,000
Accrued professional service fees	9,460,000	11,004,000
Self-insurance accruals	3,193,000	3,276,000
Deferred revenue	30,939,000	30,809,000
Operating lease liabilities	7,332,000	8,126,000
Other	2,240,000	1,586,000
Total accrued liabilities	$220,449,000	$187,244,000

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

Accounting Standard Codification (“ASC”) 842 requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. Generally, the Company cannot determine the interest rate implicit in the lease because it does not have access to the lessor’s estimated residual value or the amount of the lessor’s deferred initial direct costs. Therefore, the Company generally uses its incremental borrowing rate as the discount rate for the lease. The Company’s incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. Because the Company does not generally borrow on a collateralized basis, it uses quoted interest rates obtained from financial institutions as an input to derive an appropriate incremental borrowing rate, adjusted for the amount of the lease payments, the lease term, and the effect on that rate of designating specific collateral with a value equal to the unpaid lease payments for that lease.

Some of the Company’s lease agreements include options to extend the lease following the initial term. The Company elected the practical expedient of hindsight in determining the option to renew. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets. The Company recognizes lease expense for these leases on a straight-line basis over the lease term.

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

The components of lease expense are as follows:

	Three Months Ended
	December 31, 2025	December 31, 2024
Operating lease expense	$2,098,000	$2,281,000
Finance lease expense	—	20,000
Short-term lease expense	—	5,000
Variable lease expense	66,000	191,000
Total lease expenses	$2,164,000	$2,497,000

	Nine Months Ended
	December 31, 2025	December 31, 2024
Operating lease expense	$6,295,000	$6,823,000
Finance lease expense	19,000	61,000
Short-term lease expense	—	113,000
Variable lease expense	393,000	479,000
Total lease expenses	$6,707,000	$7,476,000

The following table presents the lease related assets and liabilities recorded on the Company’s consolidated balance sheets related to its operating leases at December 31, 2025 and March 31, 2025:

	December 31, 2025	March 31, 2025
Right-of-use asset, net	$19,447,000	$20,825,000
Short-term lease liability	$7,332,000	$8,126,000
Long-term lease liability	18,616,000	19,953,000
Total lease liabilities	$25,948,000	$28,079,000
Weighted average remaining operating lease term	3.89 years	4.01 years
Weighted average remaining finance lease term	—	0.25 years
Weighted average discount rate	5.1%	4.5%

Supplemental cash flow information related to operating leases at December 31, 2025 and 2024 was as follows:

	December 31, 2025	December 31, 2024
Cash paid for amounts included in the measurement of operating lease liabilities	$7,009,000	$6,559,000
Operating lease liabilities arising from obtaining ROU assets	$42,364,000	$40,637,000
Finance lease liabilities arising from obtaining ROU assets	$—	$358,000
Reductions to ROU assets resulting from reductions to operating lease liabilities	$(1,650,000)	$(10,210,000)

As of December 31, 2025, maturities of operating lease liabilities for each of the next five years and thereafter are as follows:

2026	$2,226,000
2027	8,175,000
2028	7,461,000
2029	5,209,000
2030	3,265,000
Thereafter	2,392,000
Total lease payments	28,728,000
Less interest	(2,780,000)
Total lease liabilities	$25,948,000

As of December 31, 2025, the Company has additional operating lease commitments that have not yet commenced of approximately $2.6 million. These leases will commence in 2026 and have lease terms between 7 and 11 years.

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

The Company derives its revenues from providing patient management and network solutions services. Patient management services include claims administration, utilization review, medical case management, and vocational rehabilitation. Network solutions services include fee schedule auditing, hospital bill auditing, coordination of independent medical examinations, diagnostic imaging review services and preferred provider referral services. The percentages of revenues attributable to patient management and network solutions services for the three and nine months ended December 31, 2025 and 2024 are listed below.

	Three Months Ended
	December 31, 2025	December 31, 2024
Patient management services	62.0%	64.0%
Network solutions services	38.0%	36.0%
	100.0%	100.0%

	Nine Months Ended
	December 31, 2025	December 31, 2024
Patient management services	62.5%	65.1%
Network solutions services	37.5%	34.9%
	100.0%	100.0%

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

The following table presents the financial information for the Company’s one reportable and operating segment for the three and nine months ended December 31, 2025 and 2024:

	Three Months Ended
	December 31, 2025	December 31, 2024
Revenues	$235,625,000	$227,973,000
Less:
Labor expenses	115,150,000	114,009,000
Direct product expenses	53,404,000	49,803,000
Depreciation and amortization expenses	8,068,000	7,498,000
Income tax provision	8,058,000	7,029,000
Occupancy expenses	4,991,000	5,336,000
Other items (1)	21,780,000	20,527,000
Net income	$24,174,000	$23,771,000

(1)	Includes other operating costs (such as marketing and maintenance expenses), net gain (loss) on asset sales and disposals and other costs.

	Nine Months Ended
	December 31, 2025	December 31, 2024
Revenues	$709,979,000	$664,075,000
Less:
Labor expenses	342,125,000	333,211,000
Direct product expenses	161,169,000	144,870,000
Depreciation and amortization expenses	23,500,000	21,935,000
Income tax provision	24,100,000	18,758,000
Occupancy expenses	15,194,000	15,980,000
Other items (1)	64,576,000	60,575,000
Net income	$79,315,000	$68,746,000

(1)	Includes other operating costs (such as marketing and maintenance expenses), net gain (loss) on asset sales and disposals and other costs.

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

Overview

The Company is an independent nationwide provider of medical cost containment and managed care services designed to address the escalating medical costs of workers’ compensation benefits, automobile insurance claims, and group health insurance benefits. The Company’s services are provided to insurance companies, TPAs, governmental entities, and self-administered employers to assist them in managing the medical costs and monitoring the quality of care associated with healthcare claims. In January 2026, the Bureau of Labor Statistics reported that the occupational injury count for 2024 was 2.34 million compared to 2.37 million in 2023, 2.34 million in 2022, 2.24 million in 2021, 2.11 million in 2020, and 2.69 million in 2019. While the injury count has steadily increased since 2019, it has not returned to pre-pandemic levels. Despite fewer claims to administrate in each of 2024, 2023, 2022, 2021 and 2020 as compared to 2019, the Company has been able to overcome the decrease with an increase in market share.

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

Network Solutions Services

The Company’s network solutions services are designed to reduce the price paid by its customers for medical services rendered in workers’ compensation cases, automobile insurance policies, and group health insurance policies. The network solutions services offered by the Company include automated medical fee auditing, preferred provider management and reimbursement services, retrospective utilization review, facility claim review, professional review, pharmacy services, directed care services, Medicare solutions, clearinghouse services, independent medical examinations, and inpatient medical bill review. Network solutions services also include revenue from the Company’s directed care network (known as CareIQ), including imaging, physical therapy, durable medical equipment, translation and transportation.

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

Business Enterprise Segments

The Company operates in one reportable operating segment: managed care. It generates its revenue through its patient management and network solutions services. Both services are available to customers throughout the United States. Accordingly, the Company’s internal financial reporting is segmented geographically and managed on a geographic rather than service line basis, with virtually all of its operating revenue generated within the United States.

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

Summary of Quarterly Results

The Company’s revenues increased to $235.6 million in the quarter ended December 31, 2025, from $228.0 million in the quarter ended December 31, 2024, an increase of $7.7 million, or 3%. This increase resulted primarily from an increase in network solutions activity with existing customers.

Cost of revenues increased to $180.7 million in the quarter ended December 31, 2025, from $175.1 million in the quarter ended December 31, 2024, an increase of $5.6 million, or 3%. This increase was primarily due to the increase of 3% in revenue mentioned above.

General and administrative expense increased to $22.7 million in the quarter ended December 31, 2025, from $22.1 million in the quarter ended December 31, 2024, an increase of $0.6 million, or 3%. General and administrative expense in the quarter ended December 31, 2025 consisted of approximately the increase of 3% of revenues. The Company expects the proportion of general and administrative expense in future quarters to be between 9% and 11% of revenues.

Income tax provision increased to $8.1 million in the quarter ended December 31, 2025, from $7.0 million in the quarter ended December 31, 2024, an increase of $1.0 million, or 15%. Income before income tax provision increased to $32.2 million in the quarter ended December 31, 2025, from $30.8 million in the quarter ended December 31, 2024, an increase of $1.4 million, or 5%. The effective tax rate was 25% for the quarter ended December 31, 2025, compared to 22.8% for the quarter ended December 31, 2024.

Diluted weighted average common and common equivalent shares decreased to 51.6 million shares for the quarter ended December 31, 2025 from 52.0 million shares for the quarter ended December 31, 2024, a decrease of 456,000 shares, or 0.9%, due to the weighted impact of shares repurchased partially offset by the weighted impact of options exercised.

Diluted earnings per share increased to $0.47 per share in the quarter ended December 31, 2025, from $0.46 per share in the quarter ended December 31, 2024, an increase of $0.01 per share, or 2%. The increase in diluted earnings per share was primarily due to an increase in net income.

Results of Operations for the three months ended December 31, 2025 and 2024

The Company generates revenues from providing patient management and network solutions services to payors of workers’ compensation benefits, automobile insurance claims, and group health insurance benefits.

The following table sets forth, for the periods indicated, the dollar amounts, dollar and percent changes, share changes, and the percentage of revenues represented by certain items reflected in the Company’s unaudited consolidated income statements for the three months ended December 31, 2025 and 2024. The Company’s past operating results are not necessarily indicative of future operating results.

	Three Months Ended			Percentage
	December 31, 2025	December 31, 2024	Change	Change
Revenue	$235,625,000	$227,973,000	$7,652,000	3.4%
Cost of revenues	180,709,000	175,115,000	5,594,000	3.2%
Gross profit	54,916,000	52,858,000	2,058,000	3.9%
Gross profit as percentage of revenue	23.3%	23.2%
General and administrative expenses	22,684,000	22,058,000	626,000	2.8%
General and administrative as percentage of revenue	9.6%	9.7%
Income before income tax provision	32,232,000	30,800,000	1,432,000	4.6%
Income before income tax provision as percentage of revenue	13.7%	13.5%
Income tax provision	8,058,000	7,029,000	1,029,000	14.6%
Net income	$24,174,000	$23,771,000	$403,000	1.7%
Weighted average common and common equivalent shares
Basic	51,317,000	51,388,000	(71,000)	(0.1%)
Diluted	51,582,000	52,038,000	(456,000)	(0.9%)
Net income per common and common equivalent shares
Basic	$0.47	$0.46	$0.01	2.2%
Diluted	$0.47	$0.46	$0.01	2.2%

Revenues

Change in revenue for the three months ended December 31, 2025 from the three months ended December 31, 2024

Revenues increased to $235.6 million in the three months ended December 31, 2025, from $228.0 million in the three months ended December 31, 2024, an increase of $7.7 million, or 3%. Network solutions services revenues increased to $89.6 million from $82.1 million, an increase of $7.5 million, or 9%. The increase in revenue was primarily with existing customers in network solutions, as well as an increase in enhanced billed review due to a growth with existing customers.

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

Change in cost of revenues for the three months ended December 31, 2025 from the three months ended December 31, 2024

Cost of revenues increased to $180.7 million in the three months ended December 31, 2025, from $175.1 million in the three months ended December 31, 2024, an increase of $5.6 million, or 3%. The increase in cost of revenues was primarily due to the increase in total revenues of 3%. Additionally, there was an increase in salaries of 3% resulting from increased average headcount of 1%. Headcount increased to help manage the increase in business volume from existing customers.

General and Administrative Expense

For the three months ended December 31, 2025, general and administrative expense consisted of approximately 46% of corporate systems costs, which include the corporate systems support, implementation and training, rules engine development, national IT strategy and planning, depreciation of hardware costs in the Company’s corporate offices and backup data center, the Company’s nationwide area network, and other systems related costs. All IT-related costs managed by the corporate office are recorded under general and administrative expense whereas the field IT-related costs are included in the cost of revenues. The remaining general and administrative expense consists of national marketing, national sales support, corporate legal, corporate insurance, human resources, accounting, product management, new business development, and other general corporate expenses.

Change in general and administrative expense for the three months ended December 31, 2025 from the three months ended December 31, 2024

General and administrative expense increased to $22.7 million in the three months ended December 31, 2025, from $22.1 million in the three months ended December 31, 2024, an increase of $0.6 million, or 3%. General and administrative expense in the quarter ended December 31, 2025, equaled approximately the increase of 3% of revenues. The increase was due to an increase in corporate system costs due to an increase spending on developed software. The Company expects future quarters of general and administrative expense will remain at approximately 9% to 11% of revenues.

Income Tax Provision

Change in income tax provision for the three months ended December 31, 2025 from the three months ended December 31, 2024

Income tax provision increased to $8.1 million in the three months ended December 31, 2025, from $7.0 million in the three months ended December 31, 2024, an increase of $1.0 million, or 15%. Income before income tax provision increased to $32.2 million in the three months ended December 31, 2025 from $30.8 million in the same period in the prior year, an increase of $1.4 million, or 5%. The effective tax rate was 25% for the quarter ended December 31, 2025 and 22.8% for the quarter ended December 31, 2024. The increase in the effective tax rate was due to a decrease in stock option exercises.

Results of Operations for the nine months ended December 31, 2025 and 2024

The following table sets forth, for the periods indicated, the dollar amounts, dollar and percent changes, share changes, and the percentage of revenues represented by certain items reflected in the Company’s unaudited consolidated income statements for the nine months ended December 31, 2025 and 2024. The Company’s past operating results are not necessarily indicative of future operating results.

	Nine Months Ended			Percentage
	December 31, 2025	December 31, 2024	Change	Change
Revenue	$709,979,000	$664,075,000	$45,904,000	6.9%
Cost of revenues	540,125,000	512,528,000	27,597,000	5.4%
Gross profit	169,854,000	151,547,000	18,307,000	12.1%
Gross profit as percentage of revenue	23.9%	22.8%
General and administrative expenses	66,439,000	64,043,000	2,396,000	3.7%
General and administrative as percentage of revenue	9.4%	9.6%
Income before income tax provision	103,415,000	87,504,000	15,911,000	18.2%
Income before income tax provision as percentage of revenue	14.6%	13.2%
Income tax provision	24,100,000	18,758,000	5,342,000	28.5%
Net income	$79,315,000	$68,746,000	$10,569,000	15.4%
Weighted average common and common equivalent shares
Basic	51,328,000	51,384,000	(56,000)	(0.1%)
Diluted	51,739,000	51,999,000	(260,000)	(0.5%)
Net income per common and common equivalent shares
Basic	$1.55	$1.34	$0.21	15.7%
Diluted	$1.53	$1.32	$0.21	15.9%

Revenues

Change in revenue to the nine months ended December 31, 2025 from the nine months ended December 31, 2024

Revenues increased to $710.0 million for the nine months ended December 31, 2025 from $664.1 million for the nine months ended December 31, 2024, an increase of $45.9 million, or 7%. Network solutions services revenues increased to $266.4 million from $231.9 million, an increase of $34.5 million, or 15%. This increase is primarily due to increases in enhanced bill review programs services, which resulted in higher revenue per bill. The increase was attributable to growth with existing customers adding additional services during the nine months ended December 31, 2025.

Cost of Revenues

Change in cost of revenues to the nine months ended December 31, 2025 from the nine months ended December 31, 2024

Cost of revenues increased to $540.1 million in the nine months ended December 31, 2025 from $512.5 million in the nine months ended December 31, 2024, an increase of $27.6 million, or 5%. The increase in cost of revenues was primarily due to the increase in total revenues of 7%. Additionally, there was an increase in salaries of 3% resulting from increased average headcount to 1%. Headcount increased due to an increase in new and existing business volume.

General and Administrative Expense

Change in general and administrative expense to the nine months ended December 31, 2025 from the nine months ended December 31, 2024

General and administrative expense increased to $66.4 million in the nine months ended December 31, 2025 from $64.0 million in the nine months ended December 31, 2024, an increase of $2.4 million, or 4%. The increase in general and administrative expense was primarily related to legal expenses. General and administrative expense in the nine months ended December 31, 2025, equaled approximately the increase of 7% of revenues.

Income Tax Provision

Change in income tax provision to the nine months ended December 31, 2025 from the nine months ended December 31, 2024

Income tax expense increased to $24.1 million for the nine months ended December 31, 2025 from $18.8 million for the nine months ended December 31, 2024, an increase of $5.3 million, or 28%. Income before income tax provision increased to $103.4 million in the nine months ended December 31, 2025 from $87.5 million in the same period in the prior year, an increase of $15.9 million, or 18%. The income tax expense as a percentage of income before income taxes, also known as the effective tax rate, was 23.3% for the nine months ended December 31, 2025 and 21.4% for the nine months ended December 31, 2024. The effective tax rate is less than the statutory tax rate primarily because of the impact of the stock option exercises.

Liquidity and Capital Resources

The Company has historically funded its operations and capital expenditures primarily from cash flow from operations, and to a lesser extent, proceeds from stock option exercises. Working capital increased to $213.5 million as of December 31, 2025 from $182.7 million as of March 31, 2025, an increase of $30.8 million. Cash and cash equivalents increased to $230.0 million as of December 31, 2025 from $170.6 million as of March 31, 2025, an increase of $59.4 million. This was primarily due to the increase in net income.

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

As of December 31, 2025, the Company had $230.0 million in cash and cash equivalents, invested primarily in short-term, interest-bearing, highly liquid investment grade securities with maturities of 90 days or less.

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

Operating Activities

Nine months ended December 31, 2025 compared to nine months ended December 31, 2024

Net cash provided by operating activities increased to $126.2 million in the nine months ended December 31, 2025, from $104.4 million in the nine months ended December 31, 2024, an increase of $21.8 million. The increase in cash flow from operating activities was primarily due to the increase in net income and an improvement in accounts receivable.

Investing Activities

Nine months ended December 31, 2025 compared to nine months ended December 31, 2024

Net cash flow used in investing activities increased to $36.2 million in the nine months ended December 31, 2025, from $27.1 million in the nine months ended December 31, 2024, an increase of $9.1 million. The Company increased its spending primarily on developed software and on the purchase of software licenses under a finance agreement.

Financing Activities

Nine months ended December 31, 2025 compared to nine months ended December 31, 2024

Net cash flow used in financing activities increased to $30.5 million for the nine months ended December 31, 2025, from $19.9 million for the nine months ended December 31, 2024, an increase of $10.6 million. The increase in net cash used in financing activities was primarily due to an increase in spending on share repurchases to $36.0 million for the nine months ended December 31, 2025 from $28.6 million for the nine months ended December 31, 2024. Additionally, the increase in net cash used in financing activities can be attributed to the decrease in stock option exercises to $5.0 million for the nine months ended December 31, 2025, from $8.3 million for the nine months ended December 31, 2024. The Company has historically used cash provided by operating activities and from the exercise of stock options to repurchase stock. The Company expects that it may use a portion of its cash balance to repurchase additional shares of its common stock under its stock repurchase program in the future; however, there can be no assurance that any further stock repurchases will be made.

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

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in market risk from those addressed in the Annual Report during the three months ended December 31, 2025. See the information set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Annual Report.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As these threats evolve, cybersecurity incidents could be more difficult to detect, prevent, and remediate. Cybersecurity-attacks or data handling incidents could remain undetected for some period of time, which could not only result in significant harm to our systems, but also lead to unauthorized access to the information stored on and transmitted by our systems. Further, despite our security efforts and training, our employees may purposefully or inadvertently cause cybersecurity incidents. Any occurrence of cybersecurity incidents, whether caused by employees or third parties, could have the potential to impact our relationships with our customers or restrict our ability to meet our customers’ expectations.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

Not Applicable.

Issuer Purchases of Equity Securities

The following table sets forth the repurchases of our common stock made by or on behalf of the Company during the three months ended December 31, 2025, all of which were made in open-market purchases pursuant to our publicly announced stock repurchase plan.

			Total Number of	Maximum Number
			Shares Purchased	of Shares Remaining
			as Part of Publicly	Available to
	Total Number of	Average Price Paid	Announced	be Purchased
Period	Shares Purchased	Per Share	Program	Under the Program
October 1 to October 31, 2025	62,339	$73.77	62,339	2,230,091
November 1 to November 30, 2025	52,327	$74.52	52,327	2,177,764
December 1 to December 31, 2025	70,893	$69.82	70,893	2,106,871
Total	185,559	$72.47	185,559	2,106,871

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

During the three months ended December 31, 2025, the Company repurchased 185,559 shares of its common stock for $13.4 million under the program, reflecting an average price of $72.47 per share. As of December 31, 2025, the Company repurchased 114,893,129 shares of its common stock over the life of the program.

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

During the three months ended December 31, 2025, none of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K).

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

CORVEL CORPORATION

Dated: February 5, 2026	By:	/s/ Michael G. Combs
Michael G. Combs, Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Dated: February 5, 2026	By:	/s/ Brian S. Nichols
Brian S. Nichols,
Chief Financial Officer (Principal Financial Officer)