Form 10-K
period 2026-03-31
CORVEL CORP
filed 2026-05-22
CIK 874866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2026

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

As of September 30, 2025, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was approximately $2,224,229,000 based on the closing price per share of $77.42 for the registrant’s common stock as reported on the Nasdaq Global Select Market on such date multiplied by 28,729,389 shares (total outstanding shares of 51,293,374 less 22,563,985 shares held by affiliates) of the registrant’s common stock which were outstanding on such date. For the purposes of the foregoing calculation only, all of registrant’s directors, executive officers and persons known to the registrant to hold ten percent or greater of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of registrant’s Common Stock outstanding as of May 19, 2026 was 50,691,185.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Items 10 through 14 of Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference to portions of the registrant’s Definitive Proxy Statement for the registrant’s 2026 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended March 31, 2026. Except with respect to the information specifically incorporated by reference in this Annual Report on Form 10-K, the registrant’s definitive proxy statement is not deemed to be filed as a part of this Form 10-K.

CORVEL CORPORATION

2026 ANNUAL REPORT ON FORM 10-K

i

In this Annual Report on Form 10-K (this “Annual Report”), the terms “CorVel,” “Company,” “we,” “us,” and “our” refer to CorVel Corporation and its subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report and information incorporated by reference herein contain forward-looking statements within the meaning of the Securities Act of 1933, as amended (the "Securities Act"), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, but not limited to, the statements about our plans, strategies and prospects in Part I, Item 1, “Business,” Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report. Words such as “expects,” “anticipates,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “potential,” “continue,” “strive,” “ongoing,” “may,” “will,” “would,” “could,” and “should,” as well as variations of these words or similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on management’s current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by management, and we can give no assurance that we will achieve our plans, intentions or expectations. Certain important factors could cause actual results to differ materially from the forward-looking statements we make in this Annual Report. Representative examples of these factors include without limitation:

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
•
The Company’s ability to attract and retain key personnel;
•
The impact of potential cybersecurity incidents on the Company’s business;
•
Existing and possible litigation and legal liability in the course of operations, and the Company’s ability to resolve such litigation;
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

Part I, Item 1A of this Annual Report, “Risk Factors,” discusses these and other important risk factors that may affect our business, results of operations and financial condition. The factors listed above and the factors described in Part I, Item 1A of this Annual Report, as well as similar discussions in our other filings with the Securities and Exchange Commission (“SEC”) are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could have material adverse effects on our future results. Investors should consider these factors before deciding to make or maintain an investment in our securities. The forward-looking statements included in this Annual Report are based on information available to us as of the date of this Annual Report. We expressly disclaim any intent or obligation to update any forward-looking statements to reflect subsequent events or circumstances.

PART I

Item 1. Business.

INTRODUCTION

CorVel is an independent nationwide provider of medical cost containment and managed care services designed to address the escalating medical costs of workers’ compensation benefits, automobile insurance claims, and group health insurance. CorVel applies certain technology, including artificial intelligence, machine learning, and natural language processing, to enhance the management of episodes of care and the related health-care costs. We provide services to insurance companies, third-party administrators (“TPAs”), government entities, and self-administered employers to assist them in managing the increasing medical costs of workers’ compensation, group health and auto insurance, and monitoring the quality of care provided to claimants. Our diverse suite of solutions combines our integrated technologies with a human touch. CorVel’s customized services, delivered locally, are backed by a national team to support its clients, as well as their customers and patients.

The Company’s services include claims management, bill review, preferred provider networks, utilization management, case management, pharmacy services, directed care, and Medicare services. CorVel delivers its solutions three ways – as a fully integrated claims-management program, as discrete standalone services, or as targeted add-ons that enhance an existing client workflow. Integrated, end-to-end bundled programs are designed primarily for customers that are self-insured employers who want a single, turnkey partner. Conversely, individual modules and à‑la‑carte add-ons tend to fit larger scale relationships, where insurance carriers or TPAs plug specific CorVel capabilities into a broader service stack.

CorVel was incorporated in Delaware in 1987, and its principal executive offices are located at 5128 Apache Plume Road, Suite 400, Fort Worth, Texas 76109. The Company’s telephone number is (817) 390-1416. The Company maintains a nationwide presence across a network of branches, and our Fort Worth, Texas location provides a centrally located hub for the Company. The location provides a sizable property footprint and a concentrated number of employees. We believe the location of our headquarters puts us in the best position for future growth across our business in these areas of service. Additionally, we have Dallas-Fort Worth metropolitan area offices that perform both workers’ compensation and group health services.

INDUSTRY OVERVIEW

CorVel provides services to employers and payors in the risk management and insurance services arenas, including workers’ compensation, general liability, auto liability, and hospital bill auditing and payment integrity. Workers’ compensation is a federally mandated, state-legislated insurance program that requires employers to fund medical expenses, lost wages, and other costs resulting from work-related injuries and illnesses. Workers’ compensation benefits and arrangements vary extensively on a state-by-state basis and are often highly complex. State statutes and court decisions control many aspects of the compensation process, including claims handling, impairment or disability evaluation, dispute settlement, benefit amount guidelines, and cost-control strategies. In January 2026, the Bureau of Labor Statistics reported that the occupational injury count for 2024 was 2.34 million compared to 2.37 million in 2023, 2.34 million in 2022, 2.24 million in 2021, 2.11 million in 2020, and 2.69 million in 2019. While the injury count has steadily increased since 2019, it has not returned to pre-pandemic levels. Despite fewer claims to administrate from 2020 to 2024 as compared to 2019, the Company has been able to offset the decrease in claims with an increase in market share.

In addition to the compensation process, cost containment and claims management continue to be significant employer concerns and many look to managed care vendors and TPAs for cost saving solutions. Cost drivers in workers’ compensation include implementing effective return-to-work and transitional duty programs, coordinating medical care, managing medical costs, recognizing fraud and abuse, and improving communications with injured workers. Further, failing to recognize a complex claim at the onset of an injury, often results in a lengthier claims process and a delayed return to work, which increases costs. We offer holistic savings solutions to cost containment using an integrated claims model, which controls costs by advocating medical management at the onset of injury to decrease administrative costs and to reduce the duration of a claimant’s disability.

FISCAL 2026 DEVELOPMENTS

Company Stock Repurchase Program

During the fiscal year ended March 31, 2026 (the “fiscal year 2026”), the Company spent $56.2 million to repurchase 782,744 shares of its common stock under a program approved by the Company’s Board of Directors (the “Board”). Since the commencement of this program in fiscal 1997 through fiscal year 2026, the Company has repurchased 115,259,435 shares of its common stock, at a cost of approximately $888 million, and had 1,740,565 shares of common stock authorized for repurchase remaining under its share repurchase program as of March 31, 2026. These repurchases were funded primarily from the Company’s operating cash flows.

Appointment of Chief Financial Officer

During fiscal year 2026, Mr. Brian S. Nichols was appointed Chief Financial Officer of the Company, effective September 10, 2025.

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

Our online portal, CareMC®, offers a paperless and cost-effective solution for payors to review and approve bills and access savings reports online. Further, CorVel’s solutions are fully customizable and can be tailored to meet unique payor requirements.

Bill review services include:

•
Coding review and re-bundling;
•
Reasonable and customary review;
•
Fee schedule analysis;
•
Out-of-network bill review;
•
Pharmacy review;
•
PPO management; and
•
Repricing.

PPO Management

PPOs are groups of hospitals, physicians and other healthcare providers that offer services at pre-negotiated rates to employee groups. The Company believes that PPO networks afford employers an additional means of managing healthcare costs by reducing the per-unit price of medical services provided to employees. CorVel offers a proprietary national PPO network and added leased network agreements to offer our customers extensive coverage and optimal network performance. As of March 31, 2026, the Company’s PPO network was comprised of over 1.2 million providers nationwide, which are searchable based on quality, types of services, and location by the public through the Company’s applications.

CorVel has a long-term strategy of network development; (i) providing comprehensive networks to our customers, and (ii) customizing of networks to meet the specific needs of our customers. The Company believes that the strength of its national PPO network, combined with local PPO developers’ commitment and community involvement, enables CorVel to grow its PPO network’s size, quality, depth of discount, and commitment to service.

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

CERIS®

CERIS®, CorVel’s enhanced review program, is a national provider of cost management solutions to employers, TPAs, insurance companies and government agencies. It performs a clinical review and comparative analysis of itemized billing statements against national and customer payment standards. This comprehensive forensic solution reviews charge utilization, appropriateness of charges, and billing behavior, to verify proper payment of claims. CERIS® offers clarity to those who pay facility claims and are unsure if the billing is correct. CERIS® produces incremental savings both prior to and after payment, lowers provider friction, increases efficiencies with client and facility relationships, and easily scales to a payor’s enterprise needs.

Professional Review

CorVel’s professional review service audits and validates the accuracy of facility bills. This service also includes review of in-network facility bills. If a bill is identified for professional review, the bill image and its associated medical reports are routed within the system to an experienced medical nurse for review and auditing. The Company’s experienced nurse auditors have clinical backgrounds in all areas of medicine, medical billing and coding to ensure an accurate, consistent and thorough review.

Provider Reimbursement

CorVel’s bill review service automatically issues provider reimbursements and allows its customers to track dollars spent and bills reviewed, and set reserves through charts available online.

SymbeoSM

We complement our comprehensive solutions by offering our SymbeoSM technologies, which include scanning, optical character recognition, and document management services. We have added scanning operations to most of the Company’s larger offices around the country, designating them “Capture Centers,” and sell scanning and document management services through all offices. Our scanning service includes a web interface, which provides immediate access to documents and data. Secure document review, approval, transaction workflow and archival storage are available at subscription-based pricing.

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

Patient Management Services

CorVel offers a unique approach to patient management through the TPA services it offers. Patient management services include claims management and all services sold to claims management customers, case management, a 24/7 virtual care platform with nurse triage, utilization management, vocational rehabilitation and disability management, liability claims management, and auto claims management. This integrated service model controls claims costs by advocating medical management at the onset of a claimant’s injury to decrease administrative costs and to shorten the duration of the claimant’s disability. This automated solution offers a personalized treatment program for each injured worker, using precise treatment protocols to meet the changing needs of patients on an ongoing basis. The Company offers these services on a stand-alone basis or as an integrated component of its medical cost containment services.

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

Virtual Care Platform

Injured workers can contact our 24/7 nurse triage hotline to speak with a registered nurse who specializes in occupational injuries. An assessment is immediately made to recommend self-care, or refer the worker to seek further medical care from our network of preferred providers. CorVel is able to provide quick and accurate care intervention, often preventing a minor injury from becoming an expensive claim. Our virtual platform allows employer-access to online case information, comprehensive incident gathering, and healthcare advocacy for injured workers. Additionally, after being screened by a triage nurse, the service offers Telehealth, which connects injured workers with doctors for virtual appointments via their computers and smart mobile devices. Telehealth, which is approved in nearly all states, is integrated into CorVel’s healthcare model as an option for qualified injuries, primarily musculoskeletal injuries. Telehealth preserves the integrity of the patient-physician relationship with confidential HIPAA compliant transactions, while also channeling injured workers to network providers for physical therapy or prescriptions when needed.

Utilization Management

CorVel’s utilization management programs review proposed care to determine appropriateness, frequency, duration and setting. These programs use experienced registered nurses, proprietary medical treatment protocols and systems technology to avoid unnecessary treatments and associated costs. Utilization management processes include injury review, diagnosis and treatment planning, contacting and negotiating provider treatment requirements, certifying appropriateness of treatment parameters, and responding to provider requests for additional treatment. Utilization management services include prospective review, retrospective review, concurrent review, professional nurse review, second opinion, peer review, precertification and independent medical evaluation.

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

CareMC®

The Company’s CareMC® platform, which can be found at www.caremc.com, offers customers direct and immediate access to its primary service lines. CareMC® facilitates electronic communication and reporting between providers, payors, employers and patients. The website gives customers the ability to report an incident/injury, request service, schedule an appointment, review bills, manage claims, access their treatment calendar, contest medical bills, and access automated provider reimbursement.

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

CUSTOMERS AND MARKETING

CorVel serves a diverse group of customers, which include insurers, TPAs, self-administered employers, government agencies, municipalities, state funds, and numerous other stakeholders in the health care industry. CorVel provides workers’ compensation services to virtually any size employer and in any state or region of the United States. No single customer accounted for 10% or more of revenue for fiscal years 2026, 2025 or 2024. Two customers accounted for 10% or more of accounts receivable as of March 31, 2026 and 2025. Many claims management decisions in workers’ compensation are the responsibility of the local claims office of national or regional insurers. The Company’s national branch office network enables the Company to market and offer its services at both a local and national account level, though the Company placed increasing emphasis on national account marketing. The sales and marketing activities are conducted primarily by account executives located in key geographic areas.

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

HUMAN CAPITAL

As of March 31, 2026, CorVel had 5,239 employees, including nurses, claims adjusters, and other employees. Our entire workforce is concentrated in the United States. No employees are represented by any collective bargaining unit. Management believes the Company’s relationship with its employees to be good. Currently, 93% of our employees are working either permanently from home or in a hybrid arrangement.

Human capital is a key component to our success. CorVel was recently awarded, for the sixth year in a row, certification as a "Great Place to Work Company" based on independent surveys of its employees. Our culture and organizational purpose is embodied by our ACE-IT values of Accountability, Commitment, Excellence, Integrity, and Teamwork. These values define our desired culture, and influence organizational behavior, decision-making and our people priorities. Our mission is to provide an enduring culture where we are empowered to seek our full potential, working together to change the industry, making a real difference to those we serve. Our vision is to make a real difference with our partners by creating a new standard of excellence in service and outcomes.

Talent, Inclusion and Opportunity

Talent, inclusion and opportunity are core to the Company’s values and instrumental in delivering stronger business growth. The more diverse our backgrounds and experiences, the more we can achieve together working side by side. We are committed to recruiting the most qualified people for the job regardless of gender, ethnicity or other protected traits, and to complying fully with all domestic, foreign and local laws relating to discrimination in the workplace. Additionally, we believe in providing opportunities for career progression for our people and, as such, we strive to fill our open positions with internal talent whenever possible. Our Company’s greatest strength and resource is the talent of our employees.

To ensure that our leaders and employees model fairness and inclusivity in their behaviors, talent, inclusion and opportunity training is completed by our leaders and mandated for all employees. We are proud of having a diverse workforce and remain committed to ensuring equal opportunity for advancement for each of our employees.

As of March 31, 2026, over one-third of our employees identified as racially or ethnically diverse. Additionally, over 79% of our employees identify as women, and over 74% of the Company’s managers identify as women.

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

Employee Development

Employee development continued to be of strategic importance in fiscal year 2026. We require our adjusters and nurse case managers to undergo specific training related to their responsibilities as part of their onboarding process. During fiscal year 2024, we launched CorVel University, which is a national training initiative to equip candidates with the necessary skills to become claims specialists. Internal and external candidates can go through the four-week training program that enables an individual who graduated from the program to be integrated into claims operations and developed into claims specialists with local mentors. Additionally, a supervisor training series has been launched, which includes a series of virtual and interactive modules in the learning management system. The focus is on building and refining both management and leadership skills, for newly promoted supervisors, as well as for experienced supervisors to refresh their skills.

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

We have adopted a code of ethics and business conduct that applies to all of the Company’s employees, officers and directors. The full text of the Company’s code of ethics and business conduct is posted on the Company’s website at www.corvel.com. The Company intends to disclose future amendments to certain provisions of the Company’s code of ethics and business conduct, or waivers of such provisions, applicable to the Company’s directors and executive officers, at the same location on the Company’s website identified above.

The inclusion of our website address and the address of any of our portals, such as www.caremc.com, in this Annual Report does not include or incorporate by reference into this Annual Report any information contained on, or accessible through, such websites and portals, and references to our website address and the address of any of our portals within this Annual Report are inactive textual references only.

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

If we are unable to apply technology and data analytics effectively in driving value for our clients through technology-based solutions or gain internal efficiencies and maintain effective financial internal controls through the application of technology and related tools, our operating results, client relationships, growth and compliance programs could be adversely affected.

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

If we lose several recurring customers in a short period, our results may be materially adversely affected.

Our results may decline if we lose several recurring customers during a short period. Most of our customer contracts permit either party to terminate without cause. If several customers terminate, or do not renew or extend their contracts with us, our results could be materially and adversely affected. Many organizations in the insurance industry have consolidated and this could result in the loss of one or more of our customers through a merger or acquisition. Additionally, we could lose customers due to competitive pricing pressures or other reasons.

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

We may be vulnerable to damage from severe weather conditions or natural disasters, including hurricanes, fires, floods, earthquakes, power loss, communications failures, and similar events, including the effects of pandemics, war or acts of terrorism. If a disaster were to occur, our ability to operate our business could be seriously or completely impaired or destroyed. The insurance we maintain may not be adequate to cover our losses resulting from disasters or other business interruptions. If there is a resurgence in global pandemics, or if any other pandemic arises, it could materially adversely impact our business operations, financial position and results of operations in unpredictable ways that depend on highly-uncertain future developments, such as determining the effectiveness of current or future government actions to address the public health or economic impacts of the pandemic. Any of these risks might have a materially adverse effect on our business operations and our financial position or results of operations.

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

We rely on information technology to support our business activities. Our business involves the storage and transmission of a significant amount of personal, confidential, or sensitive information, including the personal information of our customers and employees, and our financial, operational and strategic information. As with many businesses, we are subject to numerous data privacy and security risks. These risks may prevent us from maintaining the confidentiality and integrity of this information, result in the disruption of our business and online systems, and require us to expend significant resources to attempt to secure and protect such information and respond to incidents, any of which could materially adversely affect our business, financial condition or results of operations. The loss, theft, misuse, unauthorized disclosure, or unauthorized access of such sensitive information could lead to significant reputational or competitive harm, result in litigation or regulatory proceedings, or cause us to incur substantial liabilities, fines, penalties or expenses.

Cybersecurity incidents affecting the systems on which we rely may result from circumvention of security measures, denial-of-service attacks or other cyber-attacks, hacking, “phishing” attacks, computer viruses, ransomware, malware, employee or insider error, malfeasance, social engineering, physical breaches or other actions. According to media reports, the frequency, intensity, and sophistication of cyber-attacks, ransomware attacks, and other data security incidents has significantly increased worldwide in recent years, including as a result of the increasing sophistication in the development and use of artificial intelligence tools. As with many other businesses, we have experienced, and are continually at risk of being subject to, attacks that result in cybersecurity incidents caused by computer viruses, unauthorized parties gaining access to our information technology systems, and other similar threats. In some cases, cybersecurity incidents could cause reputational harm, loss of customers, loss and/or delay of revenue, loss of proprietary data, loss of licenses, regulatory actions and scrutiny, sanctions or other statutory penalties, litigation, liability for failure to safeguard customers’ information, financial losses, or a drop in our stock price. If we acquire any businesses, the process of integrating the information systems of the businesses we acquire is complex and exposes us to additional risks as we might not adequately identify weaknesses in the acquired company’s information systems, which could expose us to unexpected liabilities or make our own systems more vulnerable to attack. We have invested in and continue to expend significant resources on information technology and information security tools, measures, processes, initiatives, policies and employee training designed to protect our information technology systems, as well as the personal, confidential or sensitive information stored on or transmitted through those systems, and to ensure an effective response to any cyber-attack or security incident, however, such measures cannot provide absolute security and may fail to operate as intended or be circumvented. These expenditures could also have an adverse impact on our financial condition and results of operations, and divert management’s attention from pursuing our strategic objectives. In addition, the cost and operational consequences of implementing, maintaining and further enhancing our system’s protective measures could increase significantly as cybersecurity threats increase. There can be no assurance that the security measures we employ will effectively prevent cybersecurity incidents or otherwise prevent malicious actors from obtaining access to our systems and information.

As these threats evolve, cybersecurity incidents could be more difficult to detect, prevent, and remediate. Cybersecurity-attacks or data handling incidents could remain undetected for some period of time, which could not only result in significant harm to our systems, but also lead to unauthorized access to the information stored on and transmitted by our systems. Further, despite our security efforts and training, our employees may purposefully or inadvertently cause cybersecurity incidents. Any occurrence of cybersecurity incidents, whether caused by employees or third parties, could have the potential to adversely impact our relationships with our customers or restrict our ability to meet our customers’ expectations.

Additionally, as artificial intelligence technologies continue to develop and become more accessible, malicious actors are increasingly leveraging such technologies to carry out advanced cyber-attacks. These artificial intelligence tools can be used to automate and scale attacks, generate phishing or social engineering schemes, employ deepfakes, identity system vulnerabilities, or evade transitional detection methods. Consequently, the use of artificial intelligence by malicious actors may result in an increase in the frequency, speed, and severity of cybersecurity threats targeting our systems, networks, and employees.

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
•
our customers lose the ability to access our websites and online systems; or
•
we become subject to other unanticipated liabilities, costs, or claims.

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

We rely on industry standard security systems, confidentiality procedures, and employee nondisclosure agreements to maintain the privacy and security of our and our customers’ proprietary information. Intentional or unintentional incidents, like unauthorized access by third parties to our information systems, the infection of our systems or software with malware, and misappropriation of our proprietary information could expose us to a risk of information loss, litigation, and other possible liabilities which may have a material adverse effect on our business, financial condition, and results of operations. If cybersecurity incidents occur because of third-party actions, employee errors, malfeasance, or otherwise, or if design flaws in our software are exposed and exploited, and, as a result, a third party obtains unauthorized access to any customer data, our relationships with our customers and our reputation could be significantly damaged, our business may suffer, and we could incur significant liability. Cybersecurity threats are rapidly evolving and those threats and the means for obtaining access to our systems are becoming increasingly sophisticated. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. The rapid evolution and growing adoption of artificial intelligence technologies may heighten our cybersecurity risks, including through the use of artificial intelligence by malicious actors seeking to identify and exploit vulnerabilities.

An interruption in our ability to access critical data may cause customers to cancel their service and/or may reduce our ability to effectively compete.

Certain aspects of our business are dependent upon our ability to store, retrieve, process, and manage data and to maintain and upgrade our data processing capabilities. An interruption of data processing capabilities for any extended length of time, loss of stored data, programming errors or other system failures could impair our ability to perform for our customers on a timely basis and cause customers to cancel their service and could have a material adverse effect on our business, financial condition, and results of operations.

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

There has also been increased regulatory scrutiny of the use of “big data” techniques, machine learning, and artificial intelligence. It is likely that we will be subject to new regulations that could materially adversely affect our operations or ability to write business profitably in one or more jurisdictions. The legal and regulatory framework governing artificial intelligence is evolving rapidly and remains highly uncertain. Federal and state agencies are actively proposing or implementing new regulations and guidelines targeting artificial intelligence. With many of these artificial intelligence regulations still in the early stages of development, it is difficult to predict the impact they will have on our business. These regulations may require changes to our implementation of artificial intelligence technology, increase compliance costs, or increase the risk of non-compliance. Any failure to comply with applicable laws or regulations related to artificial intelligence could expose us to investigations, enforcement actions, lawsuits, fines, or other penalties, which could have a material adverse effect on our business, results of operation and financial condition. In addition, regulators have recently requested information from insurers on their use of algorithms, artificial intelligence and machine learning. We have internal policies governing the use of artificial intelligence by our employees designed to protect the Company from breaches of data privacy, liability and regulatory enforcement risk; however, if our employees violate these policies, it could expose us to such risks. Our exposure to these risks also could increase if our vendors, suppliers, or other third-party providers employ artificial intelligence in relation to the products or services they provide to us, as we have limited control over such use in third-party products or services. These risks include, among others, the input of confidential information, including material non-public information, in contravention of our policies or contractual restrictions to which any of the foregoing are subject, or in violation of applicable laws or regulations, including those relating to data protection. We cannot predict what, if any, regulatory actions may be taken with regard to “big data,” but any limitations could have a material impact on our business, business processes, financial condition, and results of operations.

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

In 1996, the Board of Directors authorized a stock repurchase program and, since then, has periodically increased the number of shares authorized for repurchase under the program. The most recent increase occurred in November 2022 and brought the number of shares authorized for repurchase over the life of the program to 117,000,000 shares. There is no expiration date for the repurchase program. The timing and actual number of shares repurchased, if any, will depend on a variety of factors including the timing of open trading windows, trading price, corporate and regulatory requirements, and market conditions. The stock repurchase program does not obligate us to acquire any amount of common stock and may be suspended or discontinued at any time without notice. Repurchases pursuant to our stock repurchase program could affect our stock price, increase the volatility of the price of our common stock and reduce the market liquidity for our common stock. Additionally, repurchases under our stock repurchase program will diminish our cash reserves, which could strain our liquidity, impact our ability to pursue future strategic opportunities and acquisitions, and result in lower overall returns on our cash balances. There can be no assurance that any further stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares of common stock. Although our stock repurchase program is intended to enhance long-term stockholder value, there is no guarantee we will be successful in achieving this objective.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Our information security and cybersecurity program is based on a cybersecurity framework that is designed to protect against operational risks related to cybersecurity.

Cybersecurity Risk Management and Strategy

We recognize the importance of developing, implementing, and maintaining cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of company information, and data entrusted to us by our customers. We have implemented a cybersecurity program to assess, identify, and manage risks from cybersecurity threats that could adversely and materially affect the confidentiality, integrity, and availability of our information and information systems. We maintain administrative, technical, and physical controls designed to protect the security and privacy of confidential, personal, and proprietary information. We conduct regular assessments, measuring our exposure to cyber threats. These assessments form the basis for our cyber risk program. Threats and risks are identified from threat intelligence sources that include our vendors, industry, and government organizations. Our Chief Information Security Officer (“CISO”) is responsible for implementing our cybersecurity program and enforcing our cybersecurity policy. We employ internal dedicated security personnel and also have contracted services delivered from a full-service Managed Security Service Provider. Our Chief Technology Officer (“CTO”) oversees our day-to-day security operations, and our Chief Information Officer (“CIO”) oversees our secure development activities.

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

Cybersecurity Governance

As stated above, the Board of Directors and the Audit Committee maintain oversight of the cybersecurity program to ensure risks to the Company are managed appropriately. Our CISO is responsible for providing annual updates to the Board of Directors and to executive leadership. In addition, our CISO partners closely with our CIO and CTO and their respective organizations to execute defined functions within our cybersecurity program. Our CISO, CIO, and CTO report any cybersecurity issues to the Chief Executive Officer who, as appropriate, will escalate to the Board. Our CISO and CIO both attend regular meetings with the executive officer team, including our Chief Executive Officer, Chief Financial Officer and other senior executive officers, and report on cybersecurity matters as appropriate.

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

Item 2. Properties.

The Company’s principal executive office is located in Fort Worth, Texas. The Company entered into a lease for approximately 26,000 square feet for its headquarters, which expires in April 2028. The Company leases 59 branch offices in 39 states, which range in size from 600 square feet up to 26,000 square feet. The lease terms for the branch offices range from monthly to seven years and expire at various dates through 2033. In addition to its leased properties, the Company owns a 32,000 square foot building located in Milwaukie, Oregon, used as office space. The Company believes that its facilities are adequate for its current needs and that suitable additional space will be available as required to scale its business.

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

Holders. As of May 19, 2026, there were approximately 611 holders of record of the Company’s common stock according to the information provided by the Company’s transfer agent.

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

Recent Sales of Unregistered Equity Securities. None.

Issuer Purchases of Equity Securities. The following table summarizes purchases of the Company’s common stock made by or on behalf of the Company or on behalf of any affiliated purchaser in the quarter ended March 31, 2026.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that may still be Purchased Under the Program
January 1 to January 31, 2026	65,030	$69.19	65,030	2,041,841
February 1 to February 28, 2026	136,075	49.78	136,075	1,905,766
March 1 to March 31, 2026	165,201	53.26	165,201	1,740,565
Total	366,306	$54.80	366,306	1,740,565

In 1996, the Board of Directors authorized a stock repurchase program initially for up to 100,000 original shares of our common stock. The Board of Directors has periodically increased the number of shares authorized for repurchase under the repurchase program. In November 2022, the Board of Directors increased the number of shares of common stock authorized to be repurchased over the life of the program by 3,000,000 shares to 117,000,000 shares. There is no expiration date for the program. The program does not obligate us to acquire any amount of common stock and may be suspended or discontinued at any time without notice. As of March 31, 2026, the Company has repurchased 115,259,435 shares of its common stock over the life of the program.

STOCK PERFORMANCE GRAPH

The graph and the table depicted below show a comparison of cumulative total stockholder return on our Common Stock against the cumulative total return of the Nasdaq Composite and the Nasdaq Healthcare Services Index over a five year period beginning on March 31, 2021. The graph assumes that $100 was invested in the Company’s Common Stock, the Nasdaq Composite, and the Nasdaq Healthcare Services Index on March 31, 2021, and in each index, and that all dividends were reinvested. No cash dividends have been paid or declared on the Common Stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

CorVel Stock Performance Graph
$350
$300
$250
$200
$150
$100
$50
$-
March 31, 2021
March 31, 2022
March 31, 2023
March 31, 2024
March 31, 2025
March 31, 2026
CorVel
Nasdaq U.S.
Nasdaq Health

	2021	2022	2023	2024	2025	2026
CorVel Corporation	100.00	164.19	185.48	256.32	327.43	159.81
U.S. Nasdaq Composite	100.00	107.35	92.26	123.65	130.59	162.99
U.S. Nasdaq Healthcare Services	100.00	83.35	77.75	85.09	79.60	96.92

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

Item 6. [Reserved.]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations financial condition appears in a separate section of this Annual Report immediately following the “Signatures” section in this Annual Report, and is incorporated herein by this reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates. We do not hold or issue financial instruments for trading purposes.

Interest Rate Risk

Our invested assets are primarily held as cash and cash equivalents, which are subject to various market risk exposures such as interest rate risk. The fair value of our portfolio of cash and cash equivalents as of March 31, 2026 approximated its carrying value due to its short-term duration. We estimated market risk as the potential decrease in fair value resulting from a hypothetical one-percentage point increase in interest rates for the instruments contained in the cash and cash equivalents investment portfolio. The resulting fair values were not materially different from their carrying values at March 31, 2026.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control—Integrated Framework. Based on this assessment, our management, including our principal executive officer and principal financial officer, concluded that our internal control over financial reporting was effective as of March 31, 2026, to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Our independent registered public accounting firm, Haskell & White LLP, has audited our consolidated financial statements included in this Annual Report and has issued an attestation report on the effectiveness of our internal control over financial reporting as of March 31, 2026, as stated in their report that is included in Part II, Item 8 of this Annual Report.

Changes to Internal Control over Financial Reporting

During the quarter ended March 31, 2026, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 9, 2026, Michael G. Combs, Chairman of the Board, Chief Executive Officer, and President, adopted a Rule 10b5-1 trading arrangement to sell up to 28,500 shares of the Company's common stock over a period ending December 15, 2026, subject to certain conditions. No other directors and officers adopted or terminated any contract or written plan to purchase or sell Company securities.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item will be disclosed in the Company’s Definitive Proxy Statement on Schedule 14A for its 2026 Annual Meeting of Shareholders and is incorporated herein by reference. The Company’s Proxy Statement will be filed with the SEC within 120 days after March 31, 2026 (the “Proxy Statement”).

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

(a)(1) Financial Statements:

The Company’s financial statements appear in a separate section of this Annual Report, beginning on the pages referenced below:

(a)(2) Financial Statement Schedule:

The Company’s consolidated financial statements, as listed under Item 15(a)(1), appear in a separate section of this Annual Report and are incorporated herein by this reference. The Company’s financial statement schedule is as follows:

Schedule II — Valuation and Qualifying Accounts

	Balance at Beginning of Year	Additions Charged to Cost and Expenses	Deductions	Balance at End of Year
Allowance for expected credit losses:
Fiscal Year Ended March 31, 2026:	$7,689,000	$2,397,000	$(6,117,000)	$3,969,000
Fiscal Year Ended March 31, 2025:	4,245,000	3,530,000	(86,000)	7,689,000
Fiscal Year Ended March 31, 2024:	2,823,000	1,828,000	(406,000)	4,245,000

(a)(3) Exhibits:

EXHIBITS

Exhibit No.	Title	Method of Filing

3.1	Fourth Amended and Restated Certificate of Incorporation of CorVel Corporation.	Incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020 filed on August 6, 2020 (File No. 000-19291).

3.2	Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of CorVel Corporation	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 26, 2024.

3.3	Second Amended and Restated Bylaws of CorVel Corporation.	Incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020 filed on August 6, 2020 (File No. 000-19291).

4.1	Description of Capital Stock	Filed herewith.

10.1*	Restated Omnibus Incentive Plan (Formerly The Restated 1988 Executive Stock Option Plan)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 4, 2020 (File No. 000-19291).

10.2*	Forms of Notice of Grant of Stock Option, Stock Option Agreement and Notice of Exercise Under the Restated Omnibus Incentive Plan (Formerly The Restated 1988 Executive Stock Option)

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

10.3*	Restated 1991 Employee Stock Purchase Plan, as amended	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 11, 2021 (File No. 000-19291).

10.4(P)	Fidelity Master Plan for Savings and Investment, and amendments	Incorporated herein by reference to Exhibits 10.16 and 10.16A to the Company’s Registration Statement on Form S-1 Registration No. 33-40629 initially filed on May 16, 1991.

10.5*†	Stock Option Agreement, dated November 5, 2020, by and between CorVel Corporation and Michael G. Combs, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 12, 2020 (File No. 000-19291).

10.6*†	Stock Option Agreement, dated November 5, 2020, by and between CorVel Corporation and Brandon T. O’Brien, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 12, 2020 (File No. 000-19291).

10.7*†	Stock Option Agreement, dated November 5, 2020, by and between CorVel Corporation and Maxim Shishin, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 12, 2020 (File No. 000-19291).

10.8*†	Stock Option Agreement, dated November 5, 2020, by and between CorVel Corporation and Jennifer Yoss, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on November 12, 2020 (File No. 000-19291).

10.9*†	Stock Option Agreement, dated December 8, 2021, by and between CorVel Corporation and Michael G. Combs, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2021 filed on February 3, 2022 (File No. 000-19291).

10.10*†	Stock Option Agreement, dated December 8, 2021, by and between CorVel Corporation and Brandon T. O’Brien, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2021 filed on February 3, 2022 (File No. 000-19291).

10.11*†	Stock Option Agreement, dated December 8, 2021, by and between CorVel Corporation and Maxim Shishin, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2021 filed on February 3, 2022 (File No. 000-19291).

10.12*†	Stock Option Agreement, dated December 8, 2021, by and between CorVel Corporation and Jennifer Yoss, providing for performance vesting.	Incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2021 filed on February 3, 2022 (File No. 000-19291).

10.13*	CorVel Corporation 2025 Stock Incentive Plan.	Incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement filed on June 24, 2025.

10.14*	Forms of Notice of Stock Option Grant and Stock Option Agreement	Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-8 (File No. 333- 291331) filed on November 6, 2025.

19.1	Insider Trading Policy	Incorporated herein by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K for the period ended March 31, 2024 filed on May 24, 2024 (File No. 000-19291).

21.1	Subsidiaries of the Company.	Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm, Haskell & White LLP.	Filed herewith.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

97.1	Executive Clawback Policy	Incorporated herein by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K for the period ended March 31, 2024 filed on May 24, 2024 (File No. 000-19291).

101.INS	Inline XBRL Instance Document	Furnished herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	Furnished herewith.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Furnished herewith.

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

Date: May 22, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael G. Combs	Chairman of the Board, Chief Executive Officer, and President	May 22, 2026
Michael G. Combs	(Principal Executive Officer)

/s/ Brian S. Nichols	Chief Financial Officer	May 22, 2026
Brian S. Nichols	(Principal Financial Officer)

/s/ Jennifer L. Yoss	Vice President, Accounting	May 22, 2026
Jennifer L. Yoss	(Principal Accounting Officer)

/s/ Alan R. Hoops	Director	May 22, 2026
Alan R. Hoops

/s/ Steven J. Hamerslag	Director	May 22, 2026
Steven J. Hamerslag

/s/ R. Judd Jessup	Director	May 22, 2026
R. Judd Jessup

/s/ Joanna C. Burkey	Director	May 22, 2026
Joanna C. Burkey

/s/ Jeffrey J. Michael	Director	May 22, 2026
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

The Company disclaims any obligations to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise. Actual future performance, outcomes, and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of these factors include without limitation; general industry and economic conditions, including a decreasing number of national claims due to a decreasing number of injured workers; competition from other managed care companies and third party administrators; the Company’s ability to renew or maintain contracts with its customers on favorable terms or at all; the ability to expand certain areas of the Company’s business; growth in the Company’s sale of TPA services; shifts in customer demands; increases in operating expenses, including employee wages, benefits, and medical inflation; the ability of the Company to produce market-competitive software; cost of capital and capital requirements; on the Company’s ability to attract and retain key personnel; the impact of potential cybersecurity incidents on the Company’s business; existing and possible litigation and legal liability in the course of operations and the Company’s ability to resolve such litigation; changes in regulations affecting the workers’ compensation, insurance and healthcare industries in general; governmental and public policy changes, including but not limited to legislative and administrative law and rule implementation or change; the impact of recently issued accounting standards on the Company’s consolidated financial statements; the availability of financing in the amounts, at the times, and on the terms necessary to support the Company’s future business, and the other risks identified in Part I, Item 1A of this Annual Report, “Risk Factors.”

Overview

The Company is an independent nationwide provider of medical cost containment and managed care services designed to address the escalating medical costs of workers’ compensation benefits, automobile insurance claims, and group health insurance benefits. The Company’s services are provided to insurance companies, TPAs, governmental entities, and self-administered employers to assist them in managing the medical costs of workers’ compensation, group health and auto insurance, and monitoring the quality of care provided to claimants.

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

Segment Reporting

Based on the Company’s Chief Operating Decision Maker’s ("CODM") review and assessment of the Company’s operations for purposes of performance monitoring and resource allocation, the Company determined that its operations and the decisions to allocate resources and deploy capital are organized and managed on a consolidated basis. Accordingly, management has identified one operating segment, which is its reportable segment, under this organizational and reporting structure

Business Enterprise Segments

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

Company Stock Split

During fiscal year 2025, the Company effected a three-for-one forward stock split of its common stock. All prior period share, equity award and per share amounts and calculations in this Annual Report and in the consolidated financial statements have been retroactively adjusted to reflect the stock split.

Summary of Fiscal 2026 Annual Results

The Company's revenues increased to $959 million in fiscal year 2026 from $896 million in fiscal year 2025, an increase of $63 million, or 7%. This increase was due to an increase in revenues primarily from network solutions activity with existing customers due to utilizing additional services with the Company.

During fiscal year 2026, the Company’s gross profit increased to $233 million from $210 million in fiscal year 2025, an increase of $23 million, or 11%. This increase was primarily due to the increase of 7% in revenue mentioned above, secondarily, a significant part of the growth was from the higher margin services of network solutions.

During fiscal year 2026, the Company’s general and administrative expenses increased to $89.7 million from $88.9 million in fiscal year 2025, an increase of $0.8 million, or 1%. Historically, general and administrative expenses have been between 9% and 10% of revenues.

During fiscal year 2026, the Company’s net income before tax increased to $143.1 million from $120.8 million in fiscal year 2025, an increase of $22.3 million, or 18%. The increase was primarily due to an increase in revenues and gross profit margin.

During fiscal year 2026, the Company’s income tax expense increased to $32.8 million from $25.7 million in fiscal year 2025, an increase of $7.1 million, or 28%. The increase was due to an increase in income before income taxes. The Company’s effective income tax rate was 23% for fiscal year 2026 and 21% for fiscal year 2025.

Diluted weighted average shares were 51.6 million shares in fiscal year 2026 and 52.0 million shares in fiscal year 2025, with a decrease of 369,000 shares, or 0.7%. This decrease was primarily due to the repurchase of 782,744 shares of common stock in fiscal year 2026 under the Company’s stock repurchase program. Since commencing this program in the fall of 1996, the Company has repurchased 115,259,435 shares of its common stock through March 31, 2026, at a cost of $888 million. These repurchases were funded primarily from the Company’s operating cash flows.

Diluted earnings per share increased to $2.14 per share in fiscal year 2026 from $1.83 per share in fiscal year 2025, an increase of $0.31 per share, or 17%. The increase in diluted earnings per share was primarily due to an increase in net income.

Results of Operations

The Company derives its revenues from providing patient management and network solutions services to payors of workers’ compensation benefits, automobile insurance claims, and group health insurance benefits. Patient management services include claims management and all services sold to claims management customers, case management, 24/7 nurse triage, utilization management, vocational rehabilitation, and life care planning. Network solutions services include fee schedule auditing, hospital bill auditing, pharmacy, independent medical examinations, directed care services, diagnostic imaging review services and preferred provider referral services. The percentages of total revenues attributable to patient management and network solutions services for the fiscal years ended March 31, 2026, 2025 and 2024 are listed below.

	2026	2025	2024
Patient management services	62.3%	64.9%	66.6%
Network solutions services	37.7%	35.1%	33.4%
	100.0%	100.0%	100.0%

As noted in the table above, the percentage of revenue from patient management services decreased from fiscal year 2024 to fiscal year 2026 and the percentage of revenue from network solutions services grew from fiscal year 2024 to fiscal year 2026. This is primarily due to the Company’s increased focus in enhanced bill review programs services, which are included within network solutions services.

The following table shows the consolidated statements of income for the fiscal years ended March 31, 2026, 2025 and 2024, and the dollar changes, as well as the percentage changes for each fiscal year. The following amounts are in thousands, except per share data and percentages.

	Fiscal 2026	Fiscal 2025	Fiscal 2024	Amount Change from Fiscal 2025 to 2026	Amount Change from Fiscal 2024 to 2025	Percent Change from Fiscal 2025 to 2026	Percent Change from Fiscal 2024 to 2025
Revenues	$958,527	$895,589	$795,311	$62,938	$100,278	7.0%	12.6%
Cost of revenues	725,664	685,861	623,618	39,803	62,243	5.8	10.0
Gross profit	232,863	209,728	171,693	23,135	38,035	11.0	22.2
General and administrative	89,732	88,904	76,592	828	12,312	0.9	16.1
Income before income taxes	143,131	120,824	95,101	22,307	25,723	18.5	27.0
Income tax provision	32,787	25,659	18,849	7,128	6,810	27.8	36.1
Net income	$110,344	$95,165	$76,252	$15,179	$18,913	16.0%	24.8%
Net income per share:
Basic	$2.15	$1.85	$1.48	$0.30	$0.37	16.2%	25.0%
Diluted	$2.14	$1.83	$1.47	$0.31	$0.36	16.9%	24.5%
Weighted average shares used in net income per share:
Basic	51,283	51,379	51,366	(96)	13	(0.2%)	0.0%
Diluted	51,625	51,994	52,041	(369)	(47)	(0.7%)	(0.1%)

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

The following table sets forth, for the periods indicated, the percentage of revenues represented by certain items reflected in the Company’s consolidated statements of income. The Company’s past operating results are not necessarily indicative of future operating results. The percentages for the fiscal years ended March 31, 2026, 2025 and 2024 are as follows:

Income Statement Percentages	2026	2025	2024
Revenues	100.0%	100.0%	100.0%
Cost of revenues	75.7%	76.6%	78.4%
Gross profit	24.3%	23.4%	21.6%
General and administrative	9.4%	9.9%	9.6%
Income before income taxes	14.9%	13.5%	12.0%
Income tax provision	3.4%	2.9%	2.4%
Net income	11.5%	10.6%	9.6%

Revenue

The Company derives its revenues from providing patient management and network solutions services to payors of workers’ compensation benefits, automobile insurance claims, and group health insurance benefits.

Change in Revenue

Fiscal 2026 Compared to Fiscal 2025

Revenues increased to $959 million in fiscal year 2026 from $896 million in fiscal year 2025, an increase of $63 million, or 7%. Network solutions services revenues increased to $362 million from $314 million, an increase from fiscal year 2025 of 15%. This increase was primarily attributable to growth with existing customers that expanded their use of the Company’s enhanced bill review programs services, resulting in higher revenue per bill. Most of the increase is primarily attributable to the growth with existing customers in enhanced bill review programs services due to expanding the use of our services. Patient management services increased to $596 million from $581 million, an increase from fiscal year 2025 of 3%.

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

Cost of Revenue

The Company’s cost of revenues consists of direct expenses, costs directly attributable to the generation of revenue, and indirect costs which are incurred to support the operations in the field offices which generate the revenue. Direct expenses primarily include (i) case manager and bill review analysts’ salaries, along with related payroll taxes and fringe benefits, and (ii) costs associated with independent medical examinations (known as IME), prescription drugs, and MRI, physical therapy, and durable medical equipment providers. Most of the Company’s revenues are generated in offices which provide both patient management services and network solutions services. The largest of the field indirect costs are (i) manager salaries and bonuses, (ii) account executive base pay and commissions, (iii) salaries of administrative and clerical support, field systems personnel and PPO network developers, along with related payroll taxes and fringe benefits, and (iv) office rent. During both fiscal year 2026 and 2025, approximately 33% of the costs incurred in the field were considered field indirect costs, which support both the patient management services and network solutions services operations of the Company’s field operations.

Change in Cost of Revenue

Fiscal 2026 Compared to Fiscal 2025

The Company’s cost of revenues increased to $726 million in fiscal year 2026 from $686 million in fiscal year 2025, an increase of $40 million, or 6%. This increase was primarily due to the increase of 7% in revenue mentioned above, secondarily, a significant part of the growth was from the higher margin services of network solutions.

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

General and Administrative Expense

During fiscal years 2026, 2025 and 2024, approximately 45%, 44%, and 51%, respectively, of general and administrative costs consisted of corporate systems costs, which include the corporate systems support, implementation and training, rules engine development, national IT strategy and planning, depreciation of hardware costs in the Company’s corporate offices and backup data center, the Company’s nationwide area network, and other systems related costs. The Company includes all IT-related costs managed by the corporate office in general and administrative whereas the field IT-related costs are included in the cost of revenues. The remaining general and administrative costs consist of national marketing, national sales support, corporate legal, corporate insurance, human resources, accounting, product management, new business development, and other general corporate expenses.

Change in General and Administrative Expense

Fiscal 2026 Compared to Fiscal 2025

General and administrative expenses increased to $89.7 million in fiscal year 2026 from $88.9 million in fiscal year 2025, an increase of $0.8 million, or 1%. Historically, general and administrative expenses have been between 9% and 10% of revenues.

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

Income Tax Provision

Fiscal 2026 Compared to Fiscal 2025

The Company’s income tax expense increased to $32.8 million for fiscal year 2026 from $25.7 million for fiscal year 2025, an increase of $7.1 million. Income before income tax provision increased to $143 million in fiscal year 2026 from $121 million in fiscal year 2025, an increase of $22.3 million. The Company’s effective income tax rate was 23% for fiscal year 2026 and 21% for fiscal year 2025. The effective tax rate is less than the statutory tax rate primarily due to the impact of stock option exercises for both periods. The effective tax rate for fiscal year 2026 increased over fiscal year 2025 primarily due to a decrease in benefit from stock option exercises.

Fiscal 2025 Compared to Fiscal 2024

The Company’s income tax expense increased to $25.7 million for fiscal 2025 from $18.8 million for fiscal 2024, an increase of$6.8 million. Income before income tax provision increased to $121 million in fiscal 2025 from $95 million in fiscal 2024, an increase of $25.7 million. The Company’s effective income tax rate was 21% for fiscal 2025 and 20% for fiscal 2024. The effective tax rate is less than the statutory tax rate primarily due to the impact of stock option exercises for both periods.

Net Income

Fiscal 2026 Compared to Fiscal 2025

The Company’s net income was $110.3 million in fiscal year 2026 and $95.2 million in fiscal year 2025, an increase of $15.2 million, or 16%. The increase was primarily due to an increase in revenues and gross profit margin.

Fiscal 2025 Compared to Fiscal 2024

The Company’s net income was $95.2 million in fiscal 2025 and $76.3 million in fiscal 2024, an increase of $18.9 million, or 25%. The increase was primarily due to an increase in revenues and pretax margin.

Earnings per Share

Fiscal 2026 Compared to Fiscal 2025

The Company’s diluted earnings per share increased to $2.14 per share in fiscal year 2026 from $1.83 per share in fiscal year 2025, an increase of $0.31 per share, or 17%. This was primarily due to an increase in net income.

Fiscal 2025 Compared to Fiscal 2024

The Company’s diluted earnings per share increased to $1.83 per share in fiscal 2025 from $1.47 per share in fiscal 2024, an increase of $0.36 per share, or 24%. This was primarily due to an increase in net income.

Liquidity and Capital Resources

The Company manages its liquidity and financial position in the context of its overall business strategy. The Company continually forecasts and manages its cash, investments, working capital balances and capital structure to meet the short- and long-term obligations of its businesses while seeking to maintain liquidity and financial flexibility. Cash flows generated from operating activities are principally from earnings before non-cash expenses. The risk of decreased operating cash flow from a decline in earnings is partially mitigated by the diversity of the Company’s services, geographies and customers, and the Company has had virtually no interest-bearing debt for the past 35 years.

The Company has historically funded its operations and capital expenditures primarily from cash flow from operations, and to a lesser extent, stock option exercises. The Company’s net accounts receivables have ranged from 39 to 44 days of average sales for the fiscal years ended March 31, 2026, 2025 and 2024. The Company expects days sales outstanding (known as DSO) to remain in the low to mid 40-day range. The Company’s historical profit margins and historical ratio of investments in assets used in the business has allowed the Company to generate sufficient cash flow to repurchase $888 million of its common stock during the past 30 fiscal years, on inception-to-date net earnings of $1 billion. The Company repurchases shares during periods of excess liquidity, which has occurred in all 35 years that the Company has been public. Should the Company have lower income or cash flows, it could reduce or eliminate repurchases under the stock repurchase program until earnings and cash flow improved. Working capital increased to $234 million at March 31, 2026, from $183 million at March 31, 2025. This is primarily due to the increase in net income.

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

As of March 31, 2026, the Company had $233 million in cash and cash equivalents, invested primarily in short-term, interest-bearing, highly-liquid, investment-grade securities with maturities of 90 days or less.

The Company believes that the cash balance at March 31, 2026, along with anticipated internally-generated funds, will be sufficient to meet the Company’s expected cash requirements for at least the next twelve months.

Operating Cash Flows

Fiscal 2026 Compared to Fiscal 2025

Net cash provided by operating activities increased to $155.6 million in fiscal year 2026 from $127.3 million in fiscal year 2025, an increase of $28.3 million. The increase in cash flow from operating activities was primarily due to an increase in net income of $15.2 million during fiscal year 2026. Additionally, accounts receivable decreased compared to the prior fiscal year due to a decrease of five days in days sales outstanding.

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

Investing Activities

Fiscal 2026 Compared to Fiscal 2025

Net cash flow used in investing activities increased to $45.4 million in fiscal year 2026 from $35.8 million in fiscal year 2025, an increase of $9.6 million. This increase in investing activity was primarily due to an increase in software development efforts. The Company expects future expenditures for property and equipment to increase if revenues increase.

Fiscal 2025 Compared to Fiscal 2024

Net cash flow used in investing activities increased to $35.8 million in fiscal 2025 from $29.2 million in fiscal 2024, an increase of $6.5 million. This increase in investing activity was primarily due to an increase in software development efforts. The Company expects future expenditures for property and equipment to increase if revenues increase.

Financing Activities

Fiscal 2026 Compared to Fiscal 2025

Net cash flow used in financing activities increased to $47.8 million in fiscal year 2026 from $26.5 million in fiscal year 2025, an increase of $21.3 million. During fiscal year 2026, the Company spent $56.2 million to repurchase 782,744 shares of its common stock (at an average price of $71.81 per share). During fiscal year 2025, the Company spent $37.6 million to repurchase 377,154 shares of its common stock (at an average price of $99.71 per share).

If the Company continues to generate cash flow from operating activities, the Company may continue to repurchase shares of its common stock on the open market, if authorized by the Company’s Board of Directors pursuant to the Company’s stock repurchase program, or seek to identify other businesses to acquire. The Company has historically used cash provided by operating activities and from the exercise of stock options to repurchase stock. The Company expects that it may use some of the cash on the balance sheet at March 31, 2026, to repurchase additional shares of its common stock in the future.

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

Inflation

The Company experiences pricing pressures in the form of competitive prices. The Company is also impacted by rising costs for certain inflation-sensitive operating expenses such as labor, employee benefits, and facility leases. The Company does not believe these impacts were material to its revenues or net income in fiscal year 2026; however, the Company believes inflation could have a material impact on pricing and operating expenses in future years due to the state of the economy and current inflation rates.

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

Revenue Recognition: Revenue is recognized when control of the promised services is transferred to the Company’s customers in an amount that reflects the consideration the Company expects to receive in exchange for those services. As the Company completes its performance obligations, which are identified below, it has an unconditional right to consideration as outlined in the Company’s contracts. Generally, the Company’s billed accounts receivable are expected to be collected in 30 days in accordance with the underlying payment terms. For many of the Company’s services, the Company typically has one performance obligation; however, it also provides the customer with an option to acquire additional services. The Company offers multiple services under its patient management and network solutions service lines. The Company typically provides a menu of offerings from which the customer may choose to purchase. Each service is priced separately and provides a distinct value to the customer. Pricing is generally consistent for each service irrespective of the other services or quantities requested by the customer. Revenue is recognized at the point in time when the results of the medical bill review service are delivered to the customer, with the Company believes is the most accurate depiction of the transfer of the service to the customer. Medical bill review revenues are variable, generally based on performance metrics set forth in the underlying contracts. Each period, the Company bases its estimates on a contract-by-contract basis. The Company makes its best estimate of amounts the Company has earned and expects to be collected using historical averages and other factors to project such revenues. Variable consideration is recognized in the amount that the Company concludes is probable that a significant revenue reversal will not occur in future periods.

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

Goodwill and Long-Lived Assets: Goodwill arising from business combinations represents the excess of the purchase price over the estimated fair value of the net assets of the acquired business. Pursuant to ASC 350-10 through ASC 350-30, “Goodwill and Other Intangible Assets,” goodwill is tested annually for impairment or more frequently if circumstances indicate the potential for impairment. Also, management tests for impairment of its amortizable intangible assets and long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The impairment test is conducted at the company level. The measurement of fair value is based on an evaluation of market capitalization. Management considers industry growth rates and trends and cost structure changes. Based on the Company’s tests and reviews, no impairment of its goodwill, intangible assets, or other long-lived assets existed at March 31, 2026 or March 31, 2025. However, future events or changes in current circumstances could affect the recoverability of the carrying value of goodwill and long-lived assets.

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

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s term, and the Company’s expected annual dividend yield. The Company issues performance-based stock options which vest only upon the Company’s achievement of certain earnings per share targets on a calendar year basis, as determined by the Company’s Board of Directors. These options were valued in the same manner as the time-based options. However, the Company only recognizes stock compensation expense to the extent that the targets are determined to be probable of being achieved, which triggers the vesting of the performance options. The Company’s management believes that this valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in fiscal year 2026. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

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

Recently Issued Accounting Standards

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which replaces the existing stage-based rules for internal-use software with a principles-based framework. Under the new guidance, entities may capitalize eligible costs once management has authorized funding the software, the entity has committed to using the software, and it is probable the project will be completed. Entities may elect to apply the guidance retrospectively, prospectively to software costs incurred after the adoption date or on a modified prospective basis. The update is effective for fiscal years beginning after December 15, 2027, including interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, enhances the transparency and decision usefulness of income tax disclosures. The standard is effective for fiscal years beginning after December 15, 2024, and is required to be applied prospectively, with retrospective application permitted. The Company adopted this standard prospectively in the fiscal year 2026 and provided the required disclosures in Note 6 - Income Taxes, to the consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

CorVel Corporation

Opinions on the Consolidated Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of CorVel Corporation (the “Company”) as of March 31, 2026 and 2025, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2026, and the related notes and financial statement schedule (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of March 31, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). .

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2026 and 2025, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2026, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO .

Basis for Opinion

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB .

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects .

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (Continued)

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions .

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements .

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate .

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

Irvine, California

May 22, 2026

CORVEL CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,
	2026	2025
ASSETS
Current Assets
Cash and cash equivalents	$233,072,000	$170,584,000
Customer deposits	115,706,000	101,472,000
Accounts receivable (less allowance for expected credit losses of $3,969,000 at March 31, 2026 and $7,690,000 at March 31, 2025)	101,313,000	104,126,000
Prepaid expenses and income taxes	12,206,000	10,507,000
Total current assets	462,297,000	386,689,000
Property and equipment, net	117,906,000	92,052,000
Goodwill	36,814,000	36,814,000
Other intangible assets, net	263,000	438,000
Right-of-use asset, net	21,164,000	20,825,000
Deferred tax asset, net	3,924,000	8,704,000
Other assets	618,000	454,000
Total assets	$642,986,000	$545,976,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts and income taxes payable	$24,550,000	$16,792,000
Accrued liabilities	203,518,000	187,244,000
Total current liabilities	228,068,000	204,036,000
Long-term lease liabilities	20,687,000	19,953,000
Total liabilities	248,755,000	223,989,000
Commitments and contingencies
Stockholders’ Equity
Common stock, $.0001 par value: 360,000,000 shares authorized at March 31, 2026 and 2025; 166,168,732 shares issued (50,909,297 shares outstanding, net of treasury shares) and 165,836,235 shares issued (51,359,544 shares outstanding, net of treasury shares) at March 31, 2026 and March 31, 2025, respectively	5,000	5,000
Paid-in-capital	268,513,000	250,407,000
Treasury stock, at cost (115,259,435 and 114,476,691 shares at March 31, 2026 and 2025, respectively)	(887,716,000)	(831,510,000)
Retained earnings	1,013,429,000	903,085,000
Total stockholders’ equity	394,231,000	321,987,000
Total liabilities and stockholders’ equity	$642,986,000	$545,976,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Years Ended March 31,
	2026	2025	2024
Revenues	$958,527,000	$895,589,000	$795,311,000
Cost of revenues	725,664,000	685,861,000	623,618,000
Gross profit	232,863,000	209,728,000	171,693,000
General and administrative	89,732,000	88,904,000	76,592,000
Income before income taxes	143,131,000	120,824,000	95,101,000
Income tax provision	32,787,000	25,659,000	18,849,000
Net income	$110,344,000	$95,165,000	$76,252,000
Net income per share:
Basic	$2.15	$1.85	$1.48
Diluted	$2.14	$1.83	$1.47
Weighted average shares outstanding:
Basic	51,283,000	51,379,000	51,366,000
Diluted	51,625,000	51,994,000	52,041,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Shares	Stock Amount	Paid-in-Capital	Treasury Shares	Treasury Stock	Retained Earnings	Total Stockholders’ Equity
Balance – March 31, 2023	164,962,098	$3,000	$218,700,000	(113,453,598)	$(748,195,000)	$731,668,000	$202,176,000
Stock issued under employee stock purchase plan	9,534	—	681,000	—	—	—	681,000
Stock issued under stock option plan, net of shares repurchased	514,593	—	9,266,000	—	—	—	9,266,000
Stock-based compensation expense	—	—	4,982,000	—	—	—	4,982,000
Purchase of treasury stock	—	—	—	(645,939)	(45,710,000)	—	(45,710,000)
Net income	—	—	—	—	—	76,252,000	76,252,000
Balance – March 31, 2024	165,486,225	3,000	233,629,000	(114,099,537)	(793,905,000)	807,920,000	247,647,000
Stock issued under employee stock purchase plan	7,129	—	749,000	—	—	—	749,000
Stock issued under stock option plan, net of shares repurchased	342,881	—	10,317,000	—	—	—	10,317,000
Stock-based compensation expense	—	—	5,714,000	—	—	—	5,714,000
Purchase of treasury stock	—	—	—	(377,154)	(37,605,000)	—	(37,605,000)
Adjusted shares outstanding	—	2,000	(2,000)	—	—	—
Net income	—	—	—	—	—	95,165,000	95,165,000
Balance – March 31, 2025	165,836,235	5,000	250,407,000	(114,476,691)	(831,510,000)	903,085,000	321,987,000
Stock issued under employee stock purchase plan	13,987	—	849,000	—	—	—	849,000
Stock issued under stock option plan, net of shares repurchased	276,905	—	7,562,000	—	—	—	7,562,000
Stock-based compensation expense	—	—	5,411,000	—	—	—	5,411,000
Stock issuance for asset acquisition	41,605	—	4,284,000	—	—	—	4,284,000
Purchase of treasury stock	—	—	—	(782,744)	(56,206,000)	—	(56,206,000)
Net income	—	—	—	—	—	110,344,000	110,344,000
Balance – March 31, 2026	166,168,732	$5,000	$268,513,000	(115,259,435)	$(887,716,000)	$1,013,429,000	$394,231,000

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended March 31,
	2026	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$110,344,000	$95,165,000	$76,252,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,764,000	29,536,000	26,252,000
Loss on write down or disposal of property, capitalized software or investment	710,000	443,000	290,000
Stock compensation expense	5,411,000	5,714,000	4,982,000
Provision for expected credit losses	115,000	3,445,000	1,828,000
Deferred income taxes	4,780,000	(5,159,000)	(3,321,000)
Changes in operating assets and liabilities:
Accounts receivable	2,698,000	(10,463,000)	(17,902,000)
Customer deposits	(14,234,000)	(13,330,000)	(8,120,000)
Prepaid expenses and income taxes	(1,699,000)	910,000	(32,000)
Other assets	(190,000)	863,000	60,000
Accounts and income taxes payable	(728,000)	162,000	1,322,000
Accrued liabilities	16,274,000	19,376,000	15,290,000
Operating lease liabilities	395,000	653,000	2,336,000
Net cash provided by operating activities	155,640,000	127,315,000	99,237,000
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(45,357,000)	(35,755,000)	(29,240,000)
Net cash used in investing activities	(45,357,000)	(35,755,000)	(29,240,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of employee stock purchase options	849,000	749,000	681,000
Exercise of common stock options	7,562,000	10,317,000	9,266,000
Purchase of treasury stock	(56,206,000)	(37,605,000)	(45,710,000)
Net cash used in financing activities	(47,795,000)	(26,539,000)	(35,763,000)
Net increase in cash and cash equivalents	62,488,000	65,021,000	34,234,000
Cash and cash equivalents at beginning of year	170,584,000	105,563,000	71,329,000
CASH AND CASH EQUIVALENTS AT END OF YEAR	$233,072,000	$170,584,000	$105,563,000
Supplemental cash flow information
Income taxes paid	$31,137,000	$28,095,000	$22,874,000
Accrual of software license purchase	$8,485,000	$—	$—
Asset acquisition for stock	$4,284,000	$—	$—

See accompanying notes to consolidated financial statements.

CORVEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended March 31, 2026, 2025 and 2024

Note 1 — Summary of Significant Accounting Policies

Organization: CorVel Corporation (“CorVel” or “the Company”), incorporated in Delaware in 1987, is an independent nationwide provider of medical cost containment and managed care services designed to address the escalating medical costs of workers’ compensation benefits, automobile insurance claims, and group health insurance benefits. The Company’s services are provided to insurance companies, TPAs, governmental entities, and self-administered employers to assist them in managing the medical costs of workers’ compensation, group health and auto insurance, and monitoring the quality of care provided to claimants.

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

Cash and Cash Equivalents: Cash and cash equivalents consist of short-term, interest-bearing highly-liquid investment-grade securities with maturities of 90 days or less when purchased. The carrying amounts of the Company’s financial instruments approximate their fair values at March 31, 2026 and 2025 due to the short-term nature of those instruments. Customer deposits represent cash that is expected to be returned or applied towards payment within one year through the Company’s provider reimbursement services.

Fair Value of Financial Instruments: The Company applies Accounting Standard Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” which defines fair value, establishes a framework for measuring fair value, and provides for disclosures about fair value measurements, to measure and disclose fair value for (i) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s consolidated financial statements on a recurring basis, at least annually, and (ii) all financial assets and liabilities. ASC 820 prioritizes the inputs used in measuring fair value into the following hierarchy:

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

The carrying amount of the Company’s financial instruments (i.e. cash and cash equivalents, accounts receivable, accounts payable, etc.) approximates their fair values at March 31, 2026 and 2025, due to the short-term nature of those instruments. The Company has no financial instruments that are measured at fair value on a recurring basis.

Revenue Recognition: Revenue is recognized when control of the promised services is transferred to the Company’s customers in an amount that reflects the consideration the Company expects to receive in exchange for those services. As the Company completes its performance obligations which are identified in Note 2, it has an unconditional right to consideration as outlined in the Company’s contracts. Generally, the Company’s billed accounts receivable are expected to be collected in 30 days in accordance with the underlying payment terms. For many of the Company’s services, the Company typically has one performance obligation; however, it also provides the customer with an option to acquire additional services. The Company offers multiple services under its patient management and network solutions service lines. The Company typically provides a menu of offerings from which the customer may choose to purchase. Each service is priced separately and provides distinct value to the customer. Pricing is generally consistent for each service irrespective of the other services or quantities requested by the customer.

Accounts Receivable: The majority of the Company’s accounts receivable are due from companies in the property and casualty insurance industries, self-administered employers and governmental entities. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are typically due within 30 days and are stated at amounts due from customers net of an allowance for expected credit losses. Those accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable against the reserve when they become uncollectible. Accounts receivable includes $37,847,000 and $46,493,000 of unbilled receivables at March 31, 2026 and 2025, respectively. Unbilled receivables represent the amounts expected to be collected for work performed which has not yet been invoiced to the customer. Unbilled receivables are generally invoiced within one year.

Concentrations of Credit Risk: Substantially all of the Company’s customers are payors of workers’ compensation benefits and property and casualty insurance, which include insurance companies, TPAs, self-administered employers and government entities. Credit losses consistently have been within management’s expectations. Virtually all of the Company’s cash is invested at financial institutions in amounts which exceed the FDIC insurance levels. No customer accounted for 10% or more of revenue for fiscal 2026, 2025 or 2024. Two customers accounted for 10% or more of accounts receivable as of March 31, 2026 and 2025.

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

The Company accounts for internally-developed software costs in accordance with ASC 350-40, “Internal Use Software.” Capitalized software development costs, intended for internal use, totaled $49,581,000 (net of $185,936,000 in accumulated amortization) and $42,756,000 (net of $170,041,000 in accumulated amortization), as of March 31, 2026 and 2025, respectively. These costs are included in computer software in property and equipment and are amortized over a period of five years.

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

Goodwill and Indefinite Lived Long-Lived Assets: The Company accounts for its business combinations in accordance with the ASC 805-10 through ASC 805-50, “Business Combinations,” which (i) requires that the purchase method of accounting be applied to all business combinations and (ii) addresses the criteria for initial recognition of intangible assets and goodwill. In accordance with ASC 350-10 through ASC 350-30, goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment annually, or more frequently if circumstances indicate the possibility of impairment. If the carrying value of goodwill or an intangible asset exceeds its fair value, an impairment loss will be recognized. Based on the Company’s tests and reviews, no impairment of its goodwill, intangible assets or other long-lived assets existed at March 31, 2026 and 2025. However, future events or changes in current circumstances could affect the recoverability of the carrying value of goodwill and long-lived assets.

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

Income Taxes: The Company provides for income taxes in accordance with provisions specified in ASC 740, “Accounting for Income Taxes.” Accordingly, deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities. These differences will result in taxable or deductible amounts in the future, based on tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. In making an assessment regarding the probability of realizing a benefit from these deductible differences, management considers the Company’s current and past performance, the market environment in which the Company operates, tax-planning strategies and the length of carry-forward periods for loss carry-forwards, if any. Valuation allowances are established when necessary to reduce deferred tax assets to amounts that are more likely than not to be realized. Further, the Company accrues for income tax issues not yet resolved with federal, state and local tax authorities, when it appears more likely than not that a tax liability has been incurred.

Share-Based Compensation: The Company accounts for share-based compensation in accordance with the provisions of ASC Topic 718 “Compensation – Stock Compensation.” Under ASC 718, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite service period (generally the vesting period of the equity grant). The Company issues performance-based stock options, which vest only upon the Company’s achievement of certain earnings per share targets on a calendar year basis, as determined by the Company’s Board of Directors. These options were valued in the same manner as the time-based options. However, the Company only recognizes stock compensation expense to the extent that the targets are determined to be probable of being achieved, which triggers the vesting of the performance options.

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

The difference between the basic weighted average shares and the diluted weighted average shares for each of the fiscal years ended March 31, 2026, 2025 and 2024 is as follows:

	Fiscal 2026	Fiscal 2025	Fiscal 2024
Basic weighted average shares	51,283,000	51,379,000	51,366,000
Treasury stock impact of stock options	342,000	615,000	675,000
Diluted weighted average shares	51,625,000	51,994,000	52,041,000

During fiscal year 2025, the Company effected a three-for-one forward stock split of its common stock. All prior period share, equity award and per share amounts and calculations in these consolidated financial statements and elsewhere in this Annual Report have been retroactively adjusted to reflect the stock split.

Recently Issued Accounting Standards

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which replaces the existing stage-based rules for internal-use software with a principles-based framework. Under the new guidance, entities may capitalize eligible costs once management has authorized funding the software, the entity has committed to using the software, and it is probable the project will be completed. Entities may elect to apply the guidance retrospectively, prospectively to software costs incurred after the adoption date or on a modified prospective basis. The update is effective for fiscal years beginning after December 15, 2027, including interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, enhances the transparency and decision usefulness of income tax disclosures. The standard is effective for fiscal years beginning after December 15, 2024, and is required to be applied prospectively, with retrospective application permitted. The Company adopted this standard prospectively in the fiscal year 2026 and provided the required disclosures in Note 6 - Income Taxes, to the consolidated financial statements.

Note 2 – Revenue Recognition

Revenue from Contracts with Customers

The Company operates in one reportable operating segment: managed care. The Company generates revenue through its patient management and network solutions service lines. Revenue generated from the patient management service line is recognized over time as services are provided and performance obligations are satisfied. Revenue generated from the network solutions service line is recognized when control of the promised services is transferred to the Company’s customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. As the Company completes its performance obligations, which are described in greater detail below, it has an unconditional right to consideration pursuant to the Company’s contracts. Generally, the Company’s accounts receivable are expected to be collected within 30 days, in accordance with the underlying payment terms.

Patient Management Service Line

The patient management service line provides services primarily related to workers’ compensation claims management and case management, as well as additional services such as accident and health claims programs. Each claim referred by the customer is considered an optional purchase of additional claims management services under the customer agreement. The transaction price is fixed for each service and readily determinable from the contract. The Company recognizes revenue over time as services are provided and performance obligations are satisfied. These performance obligations are satisfied as the Company researches, investigates, evaluates, documents, and reports on each claim, and control of the services transfers to the customer. The Company recognizes revenue using a portfolio approach based on historical claim closure rates, claim type, and the passage of time, which claims generally remaining open between three and fifteen months. The Company believes this approach reasonably reflects the transfer of the claims management services to its customers.

The Company’s obligation to manage claims and cases under patient management service line contracts range from less than one year to multiple years. These contracts typically have one year terms; however, many include auto-renewal provisions leading the Company’s customer relationships to span multiple years. Under certain claims management agreements, the Company receives consideration from a customer at contract inception before services are transferred to the customer, however, the Company begins performing services immediately. The period between the customer’s payment of consideration and the completion of the promised services is generally less than one year. The amount of promised consideration is no different than the cash selling price of the promised services. The fee is billed upfront by the Company in order to provide customers with simplified and predictable ways of purchasing the Company’s services.

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

Network Solutions Service Line

The network solutions service line consists primarily of medical bill review and third-party services. Medical bill review services analyze medical charges for customers’ claims to identify potential savings opportunities. The Company recognizes revenue from medical bill review services at the point in time when control of the service transfers to the customer, which occurs when the results of the medical bill review service are delivered to the customer. Medical bill review revenue is variable and is generally based on performance metrics set forth in the underlying contracts. Each period, the Company bases its revenue estimates on a contract-by-contract basis. The Company makes its best estimate using amounts the Company has earned and expects to be collected using historical averages and other factors to project such revenues. Variable consideration is recognized when the Company concludes it is probable that a significant revenue reversal will not occur in future periods.

Third-party services revenue includes revenue from pharmacy, directed care services and other services, including amounts received from customers to reimburse the Company for certain third-party costs incurred in providing its integrated network solutions services. The Company is considered the principal in these transactions as it directs the third-party, controls the specified service and pricing, performs program utilization review, directs payment to the provider, assumes the financial risk of loss associated with services rendered, and combines the services provided into an integrated solution, as specified within its customer contracts. The Company has the ability to influence contractual fees with customers and assumes the financial risk of loss in certain contractual obligations. These factors indicate that the Company is the principal and therefore required to recognize gross revenue and operating expense from service-partner fees within its consolidated statements of income.

The following table presents revenues disaggregated by service line for the fiscal years ended March 31, 2026, 2025 and 2024:

	2026	2025	2024
Patient management services	$596,703,000	$581,192,000	$529,995,000
Network solutions services	361,824,000	314,397,000	265,316,000
Total services	$958,527,000	$895,589,000	$795,311,000

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

Contract Balances

Due to the timing of revenue recognition, billings and cash collections, the Company’s consolidated balance sheets include billed accounts receivables, unbilled receivables, and contract liabilities (reported as deferred revenues). Unbilled receivables represent amounts due are due for services that have been performed but not yet billed, except for physical invoicing and the passage of time. Invoicing requirements vary by customer contract, but substantially all unbilled revenues are billed within one year.

	March 31, 2026	March 31, 2025
Billed receivables	$67,435,000	$65,323,000
Allowance for expected credit losses	(3,969,000)	(7,690,000)
Unbilled receivables	37,847,000	46,493,000
Accounts receivable, net	$101,313,000	$104,126,000

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

The table below presents the deferred revenues balance and the significant activity affecting deferred revenues during the fiscal year ended March 31, 2026:

March 31, 2026
Beginning balance at April 1, 2025	$30,809,000
Additions	76,987,000
Revenue recognized from beginning of period	(28,604,000)
Revenue recognized from additions	(46,957,000)
Ending balance at March 31, 2026	$32,235,000

Remaining Performance Obligations

Remaining performance obligations consist of deferred revenues. As of March 31, 2026, the Company had approximately $32.2 million of remaining performance obligations related to claims and non-claims services for which the price is fixed. The Company expects to recognize approximately 98% of its remaining performance obligations as revenues within one year and expects to recognize the remaining balance as revenues thereafter. See the discussion below regarding the practical expedients elected for the disclosure of remaining performance obligations.

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

The Company does not disclose the value of remaining performance obligations for (i) contracts under which revenue is recognized in the amount the Company has the right to invoice for services performed, or (ii) contracts in which variable consideration is allocated entirely to a single performance obligation.

Note 3 — Stock Options and Stock-Based Compensation

As of March 31, 2025, 1,185,727 stock options were outstanding and 1,775,459 shares were available for issuance under the Company’s Restated Omnibus Incentive Plan (formerly the Restated 1988 Executive Stock Option Plan) (the “Omnibus Plan”). Under the Omnibus Plan, the Company granted shares of common stock to key employees, non-employee directors, and consultants at exercise prices equal to or greater than the fair market value of the common stock on the grant date. Options granted under the Omnibus Plan generally vested as to 25% of the underlying shares one year after the grant date, with the remaining 75% vesting ratably each month over the following 36 months. Options granted to employees expire five years from the grant date, and options granted to directors expire ten years from the date of grant. All options granted in fiscal year 2026 and 2025 had an exercise price equal to the fair value of the Company’s common stock on the grant date and are non-statutory stock options. After August 7, 2025, the Company will not grant any further equity awards under the Omnibus Plan. Outstanding awards under the Omnibus Plan will remain outstanding, unchanged and subject to the terms of the Omnibus Plan and their respective award agreements.

On August 7, 2025, the Company’s stockholders approved the 2025 Stock Incentive Plan (the “2025 SIP”) replacing the Omnibus Plan, which expires on June 30, 2026. Consistent with the Omnibus Plan, the primary purpose of the 2025 SIP is to attract and retain qualified personnel. The 2025 SIP has 1,775,459 shares of common stock reserved for issuance to employees, directors, consultants, independent contractors and advisors. The 2025 SIP permits the issuance of stock options, restricted stock, stock appreciation rights, restricted stock units and performance awards.

Shares subject to awards that are forfeited, expire or are otherwise terminated without shares being issued, or shares withheld to pay the exercise price of an award or to satisfy tax withholding obligations, including shares subject to awards granted under the Omnibus Plan that are outstanding after June 30, 2026, will be returned to the pool of shares available for grant and issuance under the 2025 SIP. As of March 31, 2026, 1,447,857 shares of common stock remained available for future issuance under the 2025 SIP, subject to adjustment for future stock splits, stock dividends, and similar changes in capitalization.

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

The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for the fiscal years ended March 31, 2026, 2025 and 2024:

	Fiscal 2026	Fiscal 2025	Fiscal 2024
Expected volatility	34%	32%	34%
Risk free interest rate	3.67% to 4.23%	3.89% to 4.59%	3.91% to 4.65%
Dividend yield	0.0%	0.0%	0.0%
Weighted average option life	3.9 to 4.0 years	3.9 to 4.0 years	4.0 to 4.1 years

For the fiscal years ended March 31, 2026, 2025 and 2024, the Company recorded share-based compensation expense of $5,411,000, $5,714,000, and $4,982,000, respectively. The table below shows the amounts recognized in the financial statements for the fiscal years ended March 31, 2026, 2025 and 2024.

	Fiscal 2026	Fiscal 2025	Fiscal 2024
Cost of revenue	$2,641,000	$2,794,000	$2,797,000
General and administrative	2,770,000	2,920,000	2,185,000
Total cost of stock-based compensation included in income before income taxes	5,411,000	5,714,000	4,982,000
Amount of income tax benefit recognized	(1,241,000)	(1,256,000)	(987,000)
Amount charged to net income	$4,170,000	$4,458,000	$3,995,000
Effect on basic earnings per share	$0.08	$0.09	$0.08
Effect on diluted earnings per share	$0.08	$0.09	$0.08

The following table summarizes the status of stock options outstanding and exercisable at March 31, 2026:

Range of Exercise Prices	Number of Outstanding Options	Weighted Average Remaining Contractual Life	Outstanding Options – Weighted Average Exercise Price	Exercisable Options – Number of Exercisable Options	Exercisable Options – Weighted Average Exercise Price
$14.44 to $51.01	303,116	2.09	$35.75	298,373	$35.53
$51.02 to $53.08	329,370	3.68	52.73	104,890	52.10
$53.09 to $74.09	325,404	2.43	64.56	231,802	63.99
$74.10 to $110.18	238,393	4.53	93.78	37,895	99.48
Total	1,196,283	3.11	$59.83	672,960	$51.52

The following table summarizes the status of all outstanding options at March 31, 2026, and changes during the fiscal year then ended:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value as of March 31, 2026
Options outstanding, March 31, 2025	1,185,727	$51.07
Granted	348,600	66.51
Exercised	(317,046)	33.32
Cancelled – forfeited	(19,364)	76.39
Cancelled – expired	(1,634)	79.43
Options outstanding, March 31, 2026	1,196,283	$59.83	3.11	$6,369,271
Options vested and expected to vest	1,164,506	$59.25	3.09	$6,369,271
Ending exercisable	672,960	$51.52	2.13	$5,978,576

The weighted average fair value of options granted during fiscal 2026, 2025 and 2024 was $20.89, $33.64, and $25.16, respectively. The total intrinsic value of options exercised during fiscal years 2026, 2025 and 2024 was $15,963,000, $24,182,000, and $29,230,000 respectively.

Included in the above-noted stock option grants and stock compensation expense are performance-based stock options which vest only upon the Company’s achievement of certain earnings per share targets on a calendar year basis, as determined by the Company’s Board of Directors. These options were valued in the same manner as the time-based options. However, the Company only recognizes stock compensation expense to the extent that the targets are determined to be probable of being achieved, which triggers the vesting of the performance options. During the fiscal years ended March 31, 2026, 2025 and 2024, the Company recognized stock compensation expense for performance-based options in the amount of $1,564,000, $1,715,000, and $1,199,000, respectively.

The Company received $7,562,000, $10,317,000, and $9,266,000 of cash receipts from the exercise of stock options during fiscal 2026, 2025 and 2024, respectively. As of March 31, 2026, $9,009,000 of total unrecognized compensation costs related to stock options is expected to be recognized over a weighted average period of 3 years.

Note 4 — Property and Equipment

Property and equipment, net consisted of the following at March 31, 2026 and 2025:

	2026	2025
Computer software	$270,404,000	$234,459,000
Office equipment and computers	76,788,000	65,429,000
Land, building and improvements	11,047,000	11,047,000
Leasehold improvements	23,075,000	22,607,000
	381,314,000	333,542,000
Less: accumulated depreciation and amortization	(263,408,000)	(241,490,000)
	$117,906,000	$92,052,000

Depreciation expense totaled $31,589,000, $29,152,000 and $25,829,000 for the fiscal years ended March 31, 2026, 2025 and 2024, respectively.

Note 5 — Accounts and Income Taxes Payable and Accrued Liabilities

Accounts and income taxes payable consisted of the following at March 31, 2026 and 2025:

	2026	2025
Accounts payable	$24,323,000	$15,422,000
Income taxes payable	227,000	1,370,000
	$24,550,000	$16,792,000

Accrued liabilities consisted of the following at March 31, 2026 and 2025:

	2026	2025
Payroll, payroll taxes and employee benefits	$31,324,000	$30,971,000
Customer deposits	115,706,000	101,472,000
Accrued professional service fees	9,804,000	11,004,000
Self-insurance accruals	3,569,000	3,276,000
Deferred revenue	32,235,000	30,809,000
Operating lease liabilities	7,420,000	8,126,000
Other	3,460,000	1,586,000
	$203,518,000	$187,244,000

Note 6 — Income Taxes

The income tax provision consisted of the following for the fiscal years ended March 31, 2026, 2025 and 2024:

	2026	2025	2024
Current — Federal	$20,394,000	$23,985,000	$17,463,000
Current — State	7,613,000	6,833,000	4,707,000
Subtotal	28,007,000	30,818,000	22,170,000
Deferred — Federal	5,076,000	(4,594,000)	(2,828,000)
Deferred — State	(296,000)	(565,000)	(493,000)
Subtotal	4,780,000	(5,159,000)	(3,321,000)
	$32,787,000	$25,659,000	$18,849,000

The Company adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, on a prospective basis. As a result, disclosures for fiscal year 2026 reflect the requirements of ASU 2023-09, including the reconciliation of the statutory federal income tax rate and disaggregated tax payment information. The disclosures for fiscal years 2025 and 2024 are presented under the prior disclosure requirements.

The following is a reconciliation of the income tax provision from the statutory federal income tax rate to the effective rate for the fiscal year ended March 31, 2026:

	2026
Income taxes at federal statutory rate	$30,058,000	21.00%
State income taxes, net of federal benefit (1)	6,047,000	4.22%
Tax credits	(1,262,000)	(0.88%)
Change in valuation allowance	38,000	0.03%
Nondeductible items:
Stock-based compensation	(2,640,000)	(1.84%)
§162(m) limitation and permanent items	1,065,000	0.74%
Worldwide changes in unrecognized tax benefits	33,000	0.02%
Other:
Deferred tax adjustment	(552,000)	(0.38%)
	$32,787,000	22.91%

(1)	State taxes in the following states made up the majority of the tax effect in this category: California, Georgia, Illinois, Pennsylvania and Texas.

The following is a reconciliation of the income tax provision from the statutory federal income tax rate to the effective rate for the fiscal years ended March 31, 2025 and 2024:

	2025	2024
Income taxes at federal statutory rate	$25,373,000	$19,971,000
State income taxes, net of federal benefit	4,937,000	3,369,000
Uncertain tax positions	9,000	(22,000)
Stock-based compensation and §162(m) limitation	(3,687,000)	(3,961,000)
Permanent items and tax credits	(568,000)	(480,000)
Adjustments to returns as filed	(420,000)	67,000
Valuation allowance	15,000	(95,000)
	$25,659,000	$18,849,000

The cash paid for income taxes (net of refunds) during the fiscal year 2026 was as follows:

2026
Federal	$23,912,000
State and local:
California	1,269,000
Texas	592,000
Georgia	538,000
New York	451,000
Pennsylvania	398,000
Illinois	354,000
Other	3,478,000
State and local total	7,080,000
Foreign:
Puerto Rico	145,000
Foreign total	145,000
Total	$31,137,000

Net cash payments for income taxes were $28,095,000 and $22,874,000 in 2025 and 2024, respectively.

Deferred tax assets and liabilities at March 31, 2026 and 2025 are, as follows:

	2026	2025
Deferred tax assets:
Accrued liabilities not currently deductible	$8,753,000	$8,363,000
Allowance for expected credit losses	1,024,000	1,947,000
Stock-based compensation	3,362,000	2,808,000
Deferred lease liability	7,253,000	7,094,000
Capitalized research and development expenditures	321,000	5,826,000
Other	574,000	541,000
Deferred tax assets	21,287,000	26,579,000
Deferred tax liabilities:
Excess of book over tax basis of fixed assets	(4,108,000)	(4,645,000)
Intangible assets	(4,987,000)	(4,905,000)
Right-of-use asset	(5,461,000)	(5,267,000)
Accrued revenue	(1,911,000)	(2,350,000)
Other	(606,000)	(456,000)
Total deferred tax liabilities	(17,073,000)	(17,623,000)
Valuation allowance	(290,000)	(252,000)
Deferred tax liabilities	(17,363,000)	(17,875,000)
Net deferred tax assets (liabilities)	$3,924,000	$8,704,000

Prepaid income taxes are $1,287,000 at March 31, 2026, and $0 at March 31, 2025.

A reconciliation of the financial statement recognition and measurement of uncertain tax positions during the current fiscal year is as follows:

Balance as of March 31, 2025	$163,000
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	91,000
Reductions for tax positions related to the current year	—
Reductions for tax positions of prior years	(50,000)
Balance as of March 31, 2026	$204,000

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. During the fiscal years ended March 31, 2026, 2025 and 2024, the Company recognized approximately $(8,000), $(9,000) and $(14,000) in interest and penalties, respectively. As of March 31, 2026, 2025 and 2024, accrued interest and penalties related to uncertain tax positions were $23,000, $31,000 and $40,000, respectively.

The tax fiscal years from 2023-2025 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Note 7 — Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan, as amended (the “ESPP”) which allows employees of the Company and its subsidiaries to purchase shares of common stock on the last day of two six-month purchase periods (i.e. March 31 and September 30) at a purchase price that is 95% of the closing sale price of shares as quoted on NASDAQ on the last day of such purchase period. Employees are allowed to contribute up to 20% of their gross pay. A maximum of 8,550,000 shares have been authorized for issuance under the ESPP. As of March 31, 2026, 7,531,826 shares had been issued pursuant to the ESPP. Summarized ESPP information is as follows:

	2026	2025	2024
Employee contributions	$849,000	$749,000	$681,000
Shares acquired	13,987	7,129	9,534
Average purchase price	$60.71	$105.05	$71.40

Note 8 — Treasury Stock

During each of the three fiscal years ended March 31, 2026, 2025 and 2024, the Company continued to repurchase shares of its common stock under a program originally approved by the Company’s Board of Directors in 1996. Including a 3,000,000 share expansion authorized in November 2022 by the Company’s Board of Directors, the total number of shares of common stock authorized to be repurchased over the life of the program is 117,000,000 shares of common stock. During the fiscal year 2025, the Company effected a three-for-one forward stock split. All prior period share, equity award and per share amounts and calculations in these consolidated financial statements and elsewhere in this Annual Report have been retroactively adjusted to reflect the stock split. Purchases may be made from time to time depending on market conditions and other relevant factors. The share repurchases for the fiscal years ended March 31, 2026, 2025 and 2024 and cumulatively since inception of the authorization, are as follows:

	2026	2025	2024	Cumulative
Shares repurchased	782,744	377,154	645,939	115,259,435
Cost	$56,206,000	$37,605,000	$45,710,000	$887,716,000
Average price	$71.81	$99.71	$70.76	$7.70

During the period subsequent to March 31, 2026, through the date of filing this Annual Report, the Company repurchased 240,933 shares for $13.6 million, or an average of $56.44 per share. The repurchased shares were recorded as treasury stock, at cost, and are available for general corporate purposes. The repurchases were primarily financed from cash generated from operations and from cash proceeds from the exercise of stock options.

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

ASC 842, “Leases,” requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. Generally, the Company cannot determine the interest rate implicit in the lease because it does not have access to the lessor’s estimated residual value or the amount of the lessor’s deferred initial direct costs. Therefore, the Company generally uses its incremental borrowing rate as the discount rate for the lease. The Company’s incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. Because the Company does not generally borrow on a collateralized basis, it uses quoted interest rates obtained from financial institutions as an input to derive an appropriate incremental borrowing rate, adjusted for the amount of the lease payments, the lease term, and the effect on that rate of designating specific collateral with a value equal to the unpaid lease payments for that lease.

Some of the Company’s lease agreements include options to extend the lease following the initial term. The Company elected the practical expedient of hindsight in determining the option to renew. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets. The Company recognizes lease expense for these leases on a straight-line basis over the lease term.

For lease agreements entered into or reassessed after the adoption of ASC 842, “Leases,” the Company has elected the practical expedient to account for the lease and non-lease components as a single lease component. Therefore, for those leases, the lease payments used to measure the lease liability include all of the fixed consideration in the contract.

Variable lease payments associated with the Company’s leases are recognized upon occurrence of the event, activity, or circumstance in the lease agreement on which those payments are assessed.

Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term.

The components of lease expenses are as follows:

	March 31, 2026	March 31, 2025	March 31, 2024
Operating lease expense	$8,185,000	$9,070,000	$9,989,000
Finance lease expense	19,000	80,000	86,000
Short-term lease expense	—	114,000	114,000
Variable lease expense	628,000	665,000	559,000
Total lease expenses	$8,832,000	$9,929,000	$10,748,000

The following table presents the lease related assets and liabilities recorded on the Company’s consolidated balance sheets related to its operating leases at March 31, 2026 and March 31, 2025:

	March 31, 2026	March 31, 2025
Right-of-use asset, net	$21,164,000	$20,825,000
Short-term lease liability	$7,420,000	$8,126,000
Long-term lease liability	20,687,000	19,953,000
Total lease liabilities	$28,107,000	$28,079,000
Weighted average remaining lease term	4.23 years	4.01 years
Weighted average finance lease term	—	0.25 years
Weighted average discount rate	5.3%	4.5%

Supplemental cash flow information related to operating leases for fiscal years ended March 31, 2026 and 2025 were as follows:

	March 31, 2026	March 31, 2025
Cash paid for amounts included in the measurement of operating lease liabilities	$8,457,000	$9,151,000
Operating lease liabilities arising from obtaining ROU assets	$41,582,000	$46,954,000
Finance lease liabilities arising from obtaining ROU assets	$—	$358,000
Additions to ROU assets resulting from additions to operating lease liabilities	$3,300,000	$4,555,000

As of March 31, 2026, maturities of operating lease liabilities for each of the next five years and thereafter are as follows:

2027	$8,700,000
2028	8,213,000
2029	5,949,000
2030	3,968,000
2031	2,455,000
Thereafter	2,345,000
Total lease payments	31,630,000
Less interest	(3,523,000)
Total lease liabilities	$28,107,000

As of March 31, 2026, the Company has approximately $1.5 million of additional operating lease commitments that have not yet commenced. This lease will commence in 2026 and has lease terms of 10 years.

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

Note 11 — Retirement Savings Plan

The Company maintains a retirement savings plan for its employees, which is a qualified plan under Section 401(k) of the Internal Revenue Code. Full-time employees that meet certain requirements are eligible to participate in the plan. Employer contributions are made annually, primarily at the discretion of the Company’s Board of Directors. Contributions of $3,294,000, $1,696,000 and $1,505,000 were charged to operations for the fiscal years ended March 31, 2026, 2025 and 2024, respectively.

Note 12 — Segment Reporting

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

The Company derives its revenues from providing patient management and network solutions services. Patient management services include claims administration, utilization review, medical case management, and vocational rehabilitation. Network solutions services include fee schedule auditing, hospital bill auditing, coordination of independent medical examinations, diagnostic imaging review services and preferred provider referral services. The percentages of revenues attributable to patient management and network solutions services for the fiscal years ended March 31, 2026, 2025 and 2024 are listed below.

	2026	2025	2024
Patient management services	62.3%	64.9%	66.6%
Network solutions services	37.7%	35.1%	33.4%
	100.0%	100.0%	100.0%

The Company’s management is structured geographically with regional vice presidents who are responsible for all services provided by the Company and the operating results of the Company within their respective regions. Area and district managers support the regional vice presidents by overseeing all services provided by the Company within their given areas and districts. All revenues are derived from customers within the United States, and all long-lived assets are located in the United States.

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

The following table presents the financial information for the Company’s one reportable and operating segment for fiscal years ended March 31, 2026, 2025 and 2024:

	2026	2025	2024
Revenues	$958,527,000	$895,589,000	$795,311,000
Less:
Labor expenses	460,605,000	445,701,000	406,422,000
Direct product expenses	215,466,000	197,184,000	170,989,000
Income tax provision	32,787,000	25,659,000	18,849,000
Depreciation and amortization expenses	31,764,000	29,536,000	26,252,000
Occupancy Expense	20,177,000	21,252,000	21,704,000
Other items (1)	87,384,000	81,092,000	74,843,000
Net income	$110,344,000	$95,165,000	$76,252,000

(1)	Includes other operating costs (such as marketing and maintenance expenses), net gain (loss) on asset sales and disposals and other costs.

Note 13 — Other Intangible Assets

Other intangible assets consisted of the following at March 31, 2026:

Item	Life	Cost	Fiscal 2026 Amortization Expense	Accumulated Amortization at March 31, 2026	Cost, Net of Accumulated Amortization at March 31, 2026
Covenant Not to Compete	5 years	$775,000	$—	$775,000	$—
Customer Relationships	18-20 years	7,922,000	175,000	7,659,000	263,000
Third Party Administrator Licenses	15 years	204,000	—	204,000	—
Total		$8,901,000	$175,000	$8,638,000	$263,000

Other intangible assets consisted of the following at March 31, 2025:

Item	Life	Cost	Fiscal 2025 Amortization Expense	Accumulated Amortization at March 31, 2025	Cost, Net of Accumulated Amortization at March 31, 2025
Covenant Not to Compete	5 years	$775,000	$—	$775,000	$—
Customer Relationships	18-20 years	7,922,000	383,000	7,484,000	438,000
Third Party Administrator Licenses	15 years	204,000	—	204,000	—
Total		$8,901,000	$383,000	$8,463,000	$438,000

Amortization expense is expected to be $174,000 in fiscal 2027, $42,000 in fiscal 2028, $18,000 in fiscal 2029, $18,000 in fiscal 2030, and $11,000 in fiscal 2031.