Form 10-Q
period 2026-06-30
CORVEL CORP
filed 2026-08-06
CIK 874866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value per share, as of August 3, 2026, was 50,516,571.

CORVEL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

CORVEL CORPORATION

Consolidated Balance Sheets

	June 30, 2026	March 31, 2026
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$255,883,000	$233,072,000
Customer deposits	127,050,000	115,706,000
Accounts receivable, net	110,997,000	101,313,000
Prepaid taxes and expenses	10,851,000	12,206,000
Total current assets	504,781,000	462,297,000
Property and equipment, net	121,764,000	117,906,000
Goodwill	36,814,000	36,814,000
Other intangibles, net	219,000	263,000
Right-of-use asset, net	20,723,000	21,164,000
Deferred tax asset, net	4,264,000	3,924,000
Other assets	1,170,000	618,000
TOTAL ASSETS	$689,735,000	$642,986,000
Liabilities and Stockholders' Equity
Current Liabilities
Accounts and taxes payable	$30,086,000	$24,550,000
Accrued liabilities	229,970,000	203,518,000
Total current liabilities	260,056,000	228,068,000
Long-term lease liabilities	20,787,000	20,687,000
Total liabilities	280,843,000	248,755,000
Commitments and contingencies
Stockholders' Equity
Common stock, $0.0001 par value: 360,000,000 shares authorized at June 30, 2026 and March 31, 2026; 166,232,817 shares issued (50,596,284 shares outstanding, net of Treasury shares) and 166,168,732 shares issued (50,909,297 shares outstanding, net of Treasury shares) at June 30, 2026 and March 31, 2026, respectively	5,000	5,000
Paid-in capital	272,917,000	268,513,000
Treasury stock (115,636,533 shares at June 30, 2026 and 115,259,435 shares at March 31, 2026)	(909,684,000)	(887,716,000)
Retained earnings	1,045,654,000	1,013,429,000
Total stockholders' equity	408,892,000	394,231,000
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$689,735,000	$642,986,000

See accompanying notes to unaudited consolidated financial statements.

CORVEL CORPORATION

Consolidated Income Statements – (Unaudited)

	Three Months Ended
	June 30, 2026	June 30, 2025
REVENUES	$259,925,000	$234,711,000
Cost of revenues	192,131,000	177,950,000
Gross profit	67,794,000	56,761,000
General and administrative expenses	24,453,000	21,478,000
Income before income tax provision	43,341,000	35,283,000
Income tax provision	11,116,000	8,048,000
NET INCOME	$32,225,000	$27,235,000
Net income per common and common equivalent share
Basic	$0.63	$0.53
Diluted	$0.63	$0.52
Weighted average common and common equivalent shares
Basic	50,804,000	51,352,000
Diluted	50,928,000	51,912,000

See accompanying notes to unaudited consolidated financial statements.

CORVEL CORPORATION

Consolidated Statements of Stockholders’ Equity – (Unaudited)

	Three Months Ended June 30, 2026
	Common Shares	Stock Amount	Paid-in- Capital	Treasury Shares	Treasury Stock	Retained Earnings	Total Stockholders' Equity
Balance – March 31, 2026	166,168,732	$5,000	$268,513,000	(115,259,435)	$(887,716,000)	$1,013,429,000	$394,231,000
Stock issued under stock option plan, net of shares repurchased	50,973	—	1,694,000	—	—	—	1,694,000
Stock-based compensation expense	—	—	1,360,000	—	—	—	1,360,000
Stock issuance for asset acquisition	13,112	—	1,350,000	—	—	—	1,350,000
Purchase of treasury stock	—	—	—	(377,098)	(21,968,000)	—	(21,968,000)
Net income	—	—	—	—	—	32,225,000	32,225,000
Balance – June 30, 2026	166,232,817	$5,000	$272,917,000	(115,636,533)	$(909,684,000)	$1,045,654,000	$408,892,000

	Three Months Ended June 30, 2025
	Common Shares	Stock Amount	Paid-in- Capital	Treasury Shares	Treasury Stock	Retained Earnings	Total Stockholders' Equity
Balance – March 31, 2025	165,836,235	$5,000	$250,407,000	(114,476,691)	$(831,510,000)	$903,085,000	$321,987,000
Stock issued under stock option plan, net of shares repurchased	52,924	—	1,510,000	—	—	—	1,510,000
Stock-based compensation expense	—	—	1,417,000	—	—	—	1,417,000
Purchase of treasury stock	—	—	—	(87,105)	(9,617,000)	—	(9,617,000)
Net income	—	—	—	—	—	27,235,000	27,235,000
Balance – June 30, 2025	165,889,159	$5,000	$253,334,000	(114,563,796)	$(841,127,000)	$930,320,000	$342,532,000

See accompanying notes to unaudited consolidated financial statements.

CORVEL CORPORATION

Consolidated Statements of Cash Flows – (Unaudited)

	Three Months Ended
	June 30, 2026	June 30, 2025
Cash Flows from Operating Activities
NET INCOME	$32,225,000	$27,235,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,762,000	7,587,000
Loss on write down or disposal of property, capitalized software or investment	2,000	17,000
Stock-based compensation expense	1,360,000	1,417,000
Provision for expected credit losses	426,000	192,000
Deferred income tax	(340,000)	(355,000)
Changes in operating assets and liabilities
Accounts receivable	(10,110,000)	1,959,000
Customer deposits	(11,344,000)	(6,666,000)
Prepaid taxes and expenses	1,355,000	1,021,000
Other assets	(551,000)	(56,000)
Accounts and taxes payable	1,143,000	5,410,000
Accrued liabilities	26,452,000	17,288,000
Operating leases, net	541,000	(38,000)
Net cash provided by operating activities	49,921,000	55,011,000
Cash Flows from Investing Activities
Purchase of property and equipment	(6,836,000)	(15,463,000)
Net cash used in investing activities	(6,836,000)	(15,463,000)
Cash Flows from Financing Activities
Purchase of treasury stock	(21,968,000)	(9,617,000)
Proceeds from exercise of common stock options	1,694,000	1,510,000
Net cash used in financing activities	(20,274,000)	(8,107,000)
Increase in cash and cash equivalents	22,811,000	31,441,000
Cash and cash equivalents at beginning of period	233,072,000	170,584,000
Cash and cash equivalents at end of period	$255,883,000	$202,025,000
Supplemental Cash Flow Information:
Income taxes paid	$548,000	$530,000
Purchase of software license under finance agreement	$4,393,000	$8,485,000
Asset acquisition	$1,350,000	$—

See accompanying notes to unaudited consolidated financial statements.

CORVEL CORPORATION

Notes to Consolidated Financial Statements

June 30, 2026

Note 1 — Summary of Significant Accounting Policies

Basis of Presentation: The unaudited consolidated financial statements include the accounts of CorVel Corporation (the “Company,” “we”, “our”, or “us”) and its consolidated subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

The unaudited consolidated financial statements herein have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The accompanying interim unaudited consolidated financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited consolidated financial statements for the latest fiscal year ended March 31, 2026. Accordingly, note disclosures which would substantially duplicate the disclosures contained in the March 31, 2026 audited consolidated financial statements have been omitted from these interim unaudited consolidated financial statements.

The Company evaluated all subsequent events and transactions through the date of filing this report.

Certain information and note disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2026, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2027 or any other period. For further information, refer to the audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2026, included in the Company’s Annual Report on Form 10-K filed with the SEC on May 22, 2026.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which updates the accounting for internal-use software by replacing stage-based rules with a principles-based framework. This shift permits entities to capitalize costs once management has authorized funding and committed to using the software, and it is probable the project will be complete. Entities may elect to apply the guidance (i) retrospectively, (ii) prospectively to software costs incurred after the adoption date, or (iii) on a modified prospective basis. The update is effective for fiscal years beginning after December 15, 2027 and interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provided a practical expedient that permits entities to assume that current conditions as of the balance sheet date do not change over the remaining life of the accounts receivable and contract assets when estimating expected credit losses. The guidance is required to be applied prospectively and is effective for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years. The Company adopted this standard prospectively in the first quarter of fiscal year 2027 and its adoption did not have an impact on the Company's consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, to require disaggregated disclosure of certain income statement expense line items, such as purchases of inventory, employee compensation, and depreciation and amortization. The amendments should be applied prospectively, but retrospective application is permitted. The new standard is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

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

Patient Management Service Line

The patient management service line provides services primarily related to workers’ compensation claims management and case management. This service line also includes additional services such as accident and health claims programs, 24/7 nurse triage, vocational rehabilitation and life care planning. Each claim referred by the customer is considered an additional optional purchase of claims management services under the agreement with the customer. The transaction price is readily available from the contract and is fixed for each service. Revenue is recognized over time as services are provided and performance obligations are satisfied through efforts expended to research, investigate, evaluate, document, and report the claim. Control of these services is transferred to the customer as performance obligations are completed. Revenue is recognized based on historical claim closure rates and claim type by utilizing a portfolio approach based on time elapsed for these claims, which is generally between three and fifteen months. The Company believes this approach reasonably reflects the transfer of the claims management services to its customers.

The Company’s obligation to manage claims and cases under patient management service line contracts range from less than one year to multiple years, with the term of these contracts typically spanning one year. Most of these contracts contain auto-renewal provisions leading the Company’s customer relationships to span multiple years. Under certain claims management agreements, the Company receives consideration from a customer at contract inception prior to transferring services to the customer, however, the Company would begin performing services immediately upon payment. The period between a customer’s payment of consideration and the completion of the promised services is typically less than one year. There is no difference between the amount of promised consideration and the cash selling price of the promised services. The fee is billed upfront by the Company in order to provide customers with simplified and predictable ways to purchase the Company’s services.

The patient management service line also offers case management services. Case managers provide claim administration services by proactively managing medical treatment for claimants while also facilitating an understanding of, and participation in, their rehabilitation process. Revenue for case management services is recognized over time as the performance obligations are satisfied through the effort expended to manage the medical treatment for claimants and control of these services is transferred to the customer. Case management services are considered variable consideration and are generally billed based on time incurred. Revenue is recognized for the amount in which the Company has the right to invoice for services performed. The Company believes this approach reasonably reflects the transfer of the case management services to its customer.

Network Solutions Service Line

The network solutions service line consists primarily of medical bill review and third-party services. Medical bill review services provide an analysis of medical charges for customers’ claims to identify opportunities for savings, including inpatient medical bill review. Network solutions services also include fee scheduling and hospital bill auditing. Revenue from medical bill review services is recognized at the point in time when control of the service is transferred to the customer, based upon the delivery of the medical bill review results to the customer. Medical bill review revenue is variable, generally based on performance metrics set forth in the underlying contracts. Each period, the Company estimates revenue on a contract-by-contract basis using amounts the Company has earned and expects to be collected based on historical averages and other factors. Variable consideration is recognized when the Company concludes it is probable that a significant revenue reversal will not occur in future periods.

Third-party services revenue includes pharmacy, directed care services and other services, and includes amounts received from customers compensating the Company for certain third-party costs associated with providing its integrated network solutions services. In these transactions, the Company has the ability to influence contractual fees as it directs the third-party, controls the specified service and pricing, performs program utilization review, directs payment to the provider, assumes the financial risk of loss associated with services rendered, and combines the services provided into an integrated solution, as specified within its customer contracts. These factors indicate that the Company is the principal and therefore required to recognize gross revenue and operating expense from service-partner fees within its consolidated statements of income.

The following table presents revenues disaggregated by service line for the three months ended June 30, 2026 and 2025:

	Three Months Ended
	June 30, 2026	June 30, 2025
Patient management services	$159,292,000	$146,767,000
Network solutions services	100,633,000	87,944,000
Total services	$259,925,000	$234,711,000

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

Contract Balances

Due to the timing of revenue recognition, billings and cash collections, the Company’s consolidated balance sheets include billed accounts receivables, unbilled receivables, and contract liabilities (reported as deferred revenues). Unbilled receivables are due to the Company for services already rendered, except for physical invoicing and the passage of time. Invoicing requirements vary by customer contract, but substantially all unbilled revenues are billed within one year. The following table presents the composition of accounts receivable:

	June 30, 2026	March 31, 2026
Billed receivables	$76,446,000	$67,435,000
Allowance for expected credit losses	(4,252,000)	(3,969,000)
Unbilled receivables	38,803,000	37,847,000
Accounts receivable, net	$110,997,000	$101,313,000

When the Company receives consideration from a customer prior to transferring services to the customer under the terms of certain claims management agreements, it records deferred revenues on the consolidated balance sheets, which represents a contract liability. One customer accounted for 10% or more of accounts receivable as of June 30, 2026.

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

The table below presents the deferred revenues balance during the three months ended June 30, 2026:

Three Months Ended
June 30, 2026
Beginning balance at April 1, 2026	$32,235,000
Additions	21,374,000
Revenue recognized from beginning of period	(10,050,000)
Revenue recognized from additions	(10,604,000)
Ending balance at June 30, 2026	$32,955,000

Remaining Performance Obligations

Remaining performance obligations consist of deferred revenues. As of June 30, 2026, the Company has approximately $33.0 million of remaining performance obligations related to claims and non-claims services for which the price is fixed. The Company expects to recognize approximately 96% of its remaining performance obligations as revenues within the current fiscal year ending March 31, 2027, and expects to recognize the remaining balance as revenue thereafter. See the discussion below regarding the practical expedients elected for the disclosure of remaining performance obligations.

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

Note 3 — Stock-Based Compensation and Stock Options

The Company’s Restated Omnibus Incentive Plan (formerly the Restated 1988 Executive Stock Option Plan) (the “Omnibus Plan”) expired on June 30, 2026. Under the Omnibus Plan, the Company had granted shares of common stock to key employees, non-employee directors, and consultants at exercise prices equal to or greater than the fair market value of the common stock on the grant date. Options that were granted under the Omnibus Plan generally vested as to 25% of the underlying shares one year after the grant date, with the remaining 75% vesting ratably each month over the following 36 months. Options that were granted to employees will expire five years from the grant date, and options that were granted to directors will expire ten years from the grant date. No options were granted in the three months ended June 30, 2026. In the three months ended June 30, 2025, all options were granted with an exercise price equal to the fair market value of the Company’s common stock on the grant date and are non-statutory stock options. Beginning August 7, 2025, no further grants were permitted to be made under the Omnibus Plan. At the end of the Omnibus Plan, 1,185,727 stock options were outstanding. Outstanding awards under the Omnibus Plan will remain outstanding, unchanged and subject to the terms of the Omnibus Plan and their respective award agreements.

On August 7, 2025, the Company’s stockholders approved the 2025 Stock Incentive Plan (the “2025 SIP”) replacing the Omnibus Plan. Consistent with the Omnibus Plan, the primary purpose of the 2025 SIP is to attract and retain qualified personnel. The 2025 SIP initially had 1,775,459 shares of common stock reserved for issuance to employees, directors, consultants, independent contractors and advisors. The 2025 SIP permits the issuance of stock options, restricted stock, stock appreciation rights, restricted stock units and performance awards.

Shares subject to awards that are forfeited, expire or are otherwise terminated without shares being issued, or shares withheld to pay the exercise price of an award or to satisfy tax withholding obligations, including shares subject to awards granted under the Omnibus Plan that are outstanding after June 30, 2026, will be returned to the pool of shares available for grant and issuance under the 2025 SIP. As of June 30, 2026, 1,483,359 shares of common stock remained available for future issuance under the 2025 SIP, subject to adjustment for future stock splits, stock dividends, and similar changes in capitalization.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model based on the assumptions included in the table below. The risk-free rate is based on the interest rate paid on a U.S. Treasury issue with a term similar to the estimated life of the option. The Company uses historical data, among other factors, to estimate the expected volatility, dividend yield and option life. The Company accounts for forfeitures as they occur, rather than estimating expected forfeitures. No options were granted during the three months ended June 30, 2026. The following assumptions were used to estimate the fair value of stock options granted during the three months ended June 30, 2025, using the Black-Scholes option-pricing model:

Three Months Ended
June 30, 2025
Risk-free interest rate	4.07%
Expected volatility	31%
Expected dividend yield	0.00%
Expected weighted average life of option in years	4.0 years

For the three months ended June 30, 2026 and 2025, the Company recorded stock-based compensation expense of $1,360,000 and $1,417,000, respectively. The table below shows the amounts recognized in the unaudited consolidated financial statements for stock-based compensation expense for all stock options during the three months ended June 30, 2026 and 2025, respectively.

	Three Months Ended
	June 30, 2026	June 30, 2025
Cost of revenues	$724,000	$681,000
General and administrative	636,000	736,000
Total cost of stock-based compensation included in income before income tax provision	1,360,000	1,417,000
Amount of income tax benefit recognized	(349,000)	(323,000)
Amount charged against net income	$1,011,000	$1,094,000
Effect on basic earnings per share	$(0.02)	$(0.02)
Effect on diluted earnings per share	$(0.02)	$(0.02)

The following table provides summary information for all stock options outstanding and exercisable at June 30, 2026:

Range of Exercise Price	Outstanding Options – Number of Outstanding Options	Outstanding Options – Weighted Average Remaining Contractual Life	Outstanding Options – Weighted Average Exercise Price	Exercisable Options – Number of Exercisable Options	Exercisable Options – Weighted Average Exercise Price
$14.44 to $52.00	355,007	1.92	$40.77	347,582	$40.53
$52.01 to $54.54	287,911	4.25	53.40	66,074	54.25
$54.55 to $75.36	335,959	2.42	69.10	186,379	66.83
$75.37 to $110.18	156,954	4.27	103.02	51,917	101.67
Total	1,135,831	2.98	$60.95	651,952	$54.31

The following table provides summary information regarding all stock options outstanding at June 30, 2026, and changes during the three months then ended:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value as of June 30, 2026
Options outstanding at April 1, 2026	1,196,283	$59.83
Granted	—	—
Exercised	(55,079)	35.12
Cancelled – forfeited	(3,157)	70.91
Cancelled – expired	(2,216)	81.34
Ending outstanding	1,135,831	$60.95	2.98	$10,346,703
Ending vested and expected to vest	1,108,496	$60.42	2.96	$10,346,703
Ending exercisable at June 30, 2026	651,952	$54.31	2.05	$8,189,634

There were no options granted during the three months ended June 30, 2026. The weighted-average grant-date fair value of stock options granted during the three months ended June 30, 2025 was $33.73.

The stock option grants and stock-based compensation expense reflected above include both time-based stock options, which vest upon the satisfaction of time-based service conditions, and performance-based stock options, which vest upon the Company’s achievement of certain pre-determined earnings per share targets assessed on a calendar year basis by the Company’s Board of Directors (the “Board”). Performance-based stock options are generally valued in the same manner as time-based stock options, however, compensation expense is recognized only to the extent it is probable the targets will be achieved. The Company recognized stock-based compensation expense for performance-based stock options of $334,000 and $427,000 for the three months ended June 30, 2026 and 2025, respectively.

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

Since the commencement of the stock repurchase program, the Company has used approximately $910 million to repurchase 115,636,533 shares of its common stock, which equals approximately 70% of the shares of common stock that would have been outstanding had there been no repurchases. The average price at which shares have been repurchased under the program is $7.87 per share. These repurchases were funded primarily by the net income of the Company, along with proceeds from the exercise of stock options.

During the three months ended June 30, 2026, the Company repurchased 377,098 shares of its common stock for approximately $21.8 million, excluding tax, at an average price of $57.77 per share. The Company had 50,596,284 shares of common stock outstanding as of June 30, 2026, net of the 115,636,533 shares of common stock held in treasury.

During the period subsequent to the quarter ended June 30, 2026, the Company repurchased 96,110 shares of its common stock for $5.9 million at an average price of $61.62 per share.

Note 5 — Weighted Average Shares and Net Income Per Share

Net income per common and common equivalent share was computed by dividing net income by the weighted average number of common and common share equivalents outstanding during the period. The following table sets forth the calculations of the basic and diluted weighted average common shares for the three months ended June 30, 2026 and 2025:

	Three Months Ended
	June 30, 2026	June 30, 2025
Net Income	$32,225,000	$27,235,000
Basic:
Weighted average common shares outstanding	50,804,000	51,352,000
Net Income per share	$0.63	$0.53
Diluted:
Weighted average common shares outstanding	50,804,000	51,352,000
Treasury stock impact of stock options	124,000	560,000
Total common and common equivalent shares	50,928,000	51,912,000
Net Income per share	$0.63	$0.52

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

Note 7 — Accounts and Income Taxes Payable and Accrued Liabilities

The following tables set forth accounts payable, income taxes payable, and accrued liabilities at June 30, 2026 and March 31, 2026:

	June 30, 2026	March 31, 2026
Accounts payable	$20,287,000	$24,323,000
Income taxes payable and uncertain tax positions	9,799,000	227,000
Total accounts and taxes payable	$30,086,000	$24,550,000

	June 30, 2026	March 31, 2026
Payroll, payroll taxes and employee benefits	$45,744,000	$31,324,000
Customer deposits	127,050,000	115,706,000
Accrued professional service fees	10,230,000	9,804,000
Self-insurance accruals	3,765,000	3,569,000
Deferred revenue	32,955,000	32,235,000
Operating lease liabilities	7,607,000	7,420,000
Other	2,619,000	3,460,000
Total accrued liabilities	$229,970,000	$203,518,000

Note 8 — Leases

The Company determines if an arrangement contains a lease at contract inception. The Company’s current lease agreements have remaining lease terms between one and eleven years. For leases with an initial term greater than 12 months, the Company recognizes a right-of-use (“ROU”) asset and a lease liability at the lease commencement date. The lease liability is initially measured based on the present value of the unpaid lease payments as of the lease commencement date. Key estimates and judgments used in determining the liability include the (1) discount rate the Company uses to discount the unpaid lease payments to present value, (2) lease term, and (3) lease payments. Lease with an initial term of 12 months or less are not recorded on the balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term.

Accounting Standards Codification (“ASC”) 842 requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. Generally, the Company cannot determine the interest rate implicit in the lease because it does not have access to the lessor’s estimated residual value or the amount of the lessor’s deferred initial direct costs. Therefore, the Company generally uses its incremental borrowing rate as the discount rate for the lease. The Company’s incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. Because the Company does not generally borrow on a collateralized basis, it uses quoted interest rates obtained from financial institutions as an input to derive an appropriate incremental borrowing rate, adjusted for the amount of the lease payments, the lease term, and the effect on that rate of designating specific collateral with a value equal to the unpaid lease payments for that lease.

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

The components of lease expense are as follows:

	Three Months Ended
	June 30, 2026	June 30, 2025
Operating lease expense	$1,906,000	$2,109,000
Finance lease expense	—	19,000
Variable lease expense	181,000	209,000
Total lease expenses	$2,087,000	$2,337,000

The following table presents the lease related assets and liabilities recorded on the Company’s consolidated balance sheets related to its operating leases at June 30, 2026 and March 31, 2026:

	June 30, 2026	March 31, 2026
Right-of-use asset, net	$20,723,000	$21,164,000
Short-term lease liability	$7,607,000	$7,420,000
Long-term lease liability	20,787,000	20,687,000
Total lease liabilities	$28,394,000	$28,107,000
Weighted average remaining operating lease term	4.47 years	4.23 years
Weighted average discount rate	5.4%	5.3%

Supplemental cash flow information related to operating leases at June 30, 2026 and 2025 was as follows:

	June 30, 2026	June 30, 2025
Cash paid for amounts included in the measurement of operating lease liabilities	$1,178,000	$2,510,000
Operating lease liabilities arising from obtaining ROU assets	$42,862,000	$47,112,000
Finance lease liabilities arising from obtaining ROU assets	$—	$358,000
Additions to ROU assets resulting from additions to operating lease liabilities	$3,442,000	$1,296,000

As of June 30, 2026, maturities of operating lease liabilities for each of the next five years and thereafter are as follows:

2027	$6,684,000
2028	8,500,000
2029	6,245,000
2030	4,272,000
2031	2,768,000
Thereafter	3,784,000
Total lease payments	32,253,000
Less interest	(3,859,000)
Total lease liabilities	$28,394,000

As of June 30, 2026, the Company has no additional operating lease commitments that have not yet commenced.

Note 9 — Segment Reporting

The Company operates within one operating segment. The Company’s Chief Operating Decision Maker, who is also its Chief Executive Officer, reviews segment financial information presented on a consolidated basis, including revenue, gross profit and operating expenses, and considers budget-to-actual variances for the purposes of making operating decisions, assessing financial performance and allocating resources.

The Company derives its revenues from providing patient management and network solutions services. Patient management services include claims administration, utilization review, medical case management, and vocational rehabilitation. Network solutions services include medical bill review, fee schedule auditing, hospital bill auditing, coordination of independent medical examinations, diagnostic imaging review services and preferred provider referral services. The percentages of revenues attributable to patient management and network solutions services for the three months ended June 30, 2026 and 2025 are listed below.

	Three Months Ended
	June 30, 2026	June 30, 2025
Patient management services	61.3%	62.5%
Network solutions services	38.7%	37.5%
	100.0%	100.0%

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

Under ASC 280-10, two or more operating segments may be aggregated into a single operating segment for financial reporting purposes if aggregation is consistent with the objective and basic principles of the accounting guidance, if the segments have similar economic characteristics, and if the segments are similar in each of the following areas: (i) the nature of products and services, (ii) the nature of the production processes, (iii) the type or class of customer for their products and services, and (iv) the methods used to distribute their products or provide their services. The Company believes its patient management and network solutions services meet these criteria as they each provide similar managed care services to the same customer base using comparable methods of production and distribution. All of the Company’s regions perform both patient management and network solutions services.

The following table presents the financial information for the Company’s one reportable operating segment for the three months ended June 30, 2026 and 2025:

	Three Months Ended
	June 30, 2026	June 30, 2025
Revenues	$259,925,000	$234,711,000
Less:
Labor expenses	122,543,000	113,042,000
Direct product expenses	57,832,000	52,866,000
Depreciation and amortization expenses	8,762,000	7,587,000
Income tax provision	11,116,000	8,048,000
Occupancy expenses	4,799,000	5,153,000
Other items (1)	22,648,000	20,780,000
Net income	$32,225,000	$27,235,000

(1)	Includes other operating costs (such as marketing and maintenance expenses), net gain (loss) on asset sales and disposals and other costs.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q for our first fiscal quarter ended June 30, 2026 (this “Quarterly Report”) may include certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including (without limitation) statements with respect to anticipated future operating and financial performance, growth and acquisition opportunities and other similar forecasts and statements of expectation. Words such as “expects,” “anticipates,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “potential,” “continue,” “strive,” “ongoing,” “may,” “will,” “would,” “could,” “should,” as well as variations of these words and similar expressions, are intended to identify these forward-looking statements. Forward-looking statements made by the Company and its management are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance.

The Company disclaims any obligations to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise. Actual future performance, outcomes, and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of these factors include (without limitation): general industry and economic conditions, including a decreasing number of national claims based on the number of injured workers; competition from other managed care companies and third party administrators; the Company’s ability to renew or maintain contracts with its customers on favorable terms or at all; the ability to expand certain areas of the Company’s business; growth in the Company’s sale of third-party administrator (“TPA”) services; shifts in customer demands; increases in operating expenses, including employee wages, benefits and medical inflation; the ability of the Company to produce market-competitive software; cost of capital and capital requirements; the Company’s ability to attract and retain key personnel; the impact of potential cybersecurity incidents on the Company’s business; existing and possible litigation and legal liability in the course of operations and the Company’s ability to resolve such litigation; changes in regulations affecting workers compensation, insurance and healthcare industries in general; governmental and public policy changes, including but not limited to legislative and administrative law and rule implementation or change; the impact of recently issued accounting standards on the Company’s consolidated financial statements; the availability of financing in the amounts, at the times, and on the terms necessary to support the Company’s future business; and the other risks identified in Part II, Item 1A of this Quarterly Report, under the heading “Risk Factors.”

Overview

The Company is an independent nationwide provider of medical cost containment and managed care services designed to address the escalating medical costs of workers’ compensation benefits, automobile insurance claims, and group health insurance benefits. The Company’s services are provided to insurance companies, TPAs, governmental entities, and self-administered employers to assist them in managing the medical costs and monitoring the quality of care associated with healthcare claims. In January 2026, the Bureau of Labor Statistics reported that the occupational injury count for 2024 was 2.34 million compared to 2.37 million in 2023, 2.34 million in 2022, 2.24 million in 2021, 2.11 million in 2020, and 2.69 million in 2019. While the injury count has steadily increased since 2019, it has not returned to pre-pandemic levels. Despite fewer claims to administrate from 2020 to 2024 as compared to 2019, the Company has been able to overcome the decrease with an increase in market share.

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

Organizational Structure

The Company’s management is structured geographically. Regional vice presidents are responsible for all services and the operating results within their respective regions, which may span multiple states. These regional vice presidents oversee area and district managers who hold similar responsibilities within their respective areas and districts.

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

Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 280-10, “Segment Reporting,” establishes standards for the way that public business enterprises report information about operating segments in annual and interim consolidated financial statements. Under FASB ASC 280-10, two or more operating segments may be aggregated into a single operating segment for financial reporting purposes if aggregation is consistent with the objective and basic principles of the accounting guidance, if the segments have similar economic characteristics, and if the segments are similar in each of the following areas: (i) the nature of products and services, (ii) the nature of the production processes, (iii) the type or class of customer for their products and services, and (iv) the methods used to distribute their products or provide their services. The Company believes its patient management and network solutions services meet these criteria because they each provide similar managed care services and products to the same customer base using comparable methods of production and distribution and because each of our regions have similar economic characteristics.

Seasonality

While we are not directly impacted by seasonal shifts, we are affected by the change in working days in a given quarter. There are generally fewer working days for our employees to generate revenue in the third fiscal quarter due to employee vacations, inclement weather, and holidays.

Recent Developments

During the quarter ended September 30, 2025, the Company acquired a privately held technology firm adding proprietary tools and intellectual property for our enhanced bill review process.

Effective July 1, 2026, Michael G. Combs, the Chief Executive Officer, President, and Chairman of the Board of Directors (the “Board”) of the Company transitioned from his role as Chief Executive Officer and President of the Company and has been appointed by the Board to serve as Executive Chair, effective as of the same date. In connection with the leadership transition, the Board appointed Sarah A. Scott to serve as Chief Executive Officer and President of the Company, effective July 1, 2026.

Summary of Quarterly Results

The Company’s revenues increased to $259.9 million in the quarter ended June 30, 2026, from $234.7 million in the quarter ended June 30, 2025, an increase of $25.2 million, or 11%. This increase resulted primarily from an increase in network solutions and patient management activity with existing customers.

Cost of revenues increased to $192.1 million in the quarter ended June 30, 2026, from $178.0 million in the quarter ended June 30, 2025, an increase of $14.2 million, or 8%. This increase was primarily due to the increase of 11% in revenue mentioned above.

General and administrative expense increased to $24.5 million in the quarter ended June 30, 2026, from $21.5 million in the quarter ended June 30, 2025, an increase of $3.0 million, or 14%. General and administrative expense in the quarter ended June 30, 2026 consisted of approximately 11% of revenues. The Company expects the proportion of general and administrative expense in future quarters to be between 9% and 11% of revenues.

Income tax provision increased to $11.1 million in the quarter ended June 30, 2026, from $8.0 million in the quarter ended June 30, 2025, an increase of $3.1 million, or 38%. Income before income tax provision increased to $43.3 million in the quarter ended June 30, 2026, from $35.3 million in the quarter ended June 30, 2025, an increase of $8.1 million, or 23%. The effective tax rate was 26% for the quarter ended June 30, 2026, compared to 23% for the quarter ended June 30, 2025.

Diluted weighted average common and common equivalent shares decreased to 50.9 million shares for the quarter ended June 30, 2026 from 51.9 million shares for the quarter ended June 30, 2025, a decrease of 984,000 shares, or 1.9%, due to the weighted impact of shares repurchased partially offset by the weighted impact of options exercised.

Diluted earnings per share increased to $0.63 per share in the quarter ended June 30, 2026, from $0.52 per share in the quarter ended June 30, 2025, an increase of $0.11 per share, or 21%. The increase in diluted earnings per share was primarily due to an increase in net income.

Results of Operations for the three months ended June 30, 2026 and 2025

The Company generates revenues from providing patient management and network solutions services to payors of workers’ compensation benefits, automobile insurance claims, and group health insurance benefits.

The following table sets forth, for the periods indicated, the dollar amounts, dollar and percent changes, share changes, and the percentage of revenues represented by certain items reflected in the Company’s unaudited consolidated income statements for the three months ended June 30, 2026 and 2025. The Company’s past operating results are not necessarily indicative of future operating results.

	Three Months Ended			Percentage
	June 30, 2026	June 30, 2025	Change	Change
Revenue	$259,925,000	$234,711,000	$25,214,000	10.7%
Cost of revenues	192,131,000	177,950,000	14,181,000	8.0%
Gross profit	67,794,000	56,761,000	11,033,000	19.4%
Gross profit as percentage of revenue	26.1%	24.2%
General and administrative expenses	24,453,000	21,478,000	2,975,000	13.9%
General and administrative as percentage of revenue	9.4%	9.2%
Income before income tax provision	43,341,000	35,283,000	8,058,000	22.8%
Income before income tax provision as percentage of revenue	16.7%	15.0%
Income tax provision	11,116,000	8,048,000	3,068,000	38.1%
Net income	$32,225,000	$27,235,000	$4,990,000	18.3%
Weighted average common and common equivalent shares
Basic	50,804,000	51,352,000	(548,000)	(1.1%)
Diluted	50,928,000	51,912,000	(984,000)	(1.9%)
Net income per common and common equivalent shares
Basic	$0.63	$0.53	$0.10	18.9%
Diluted	$0.63	$0.52	$0.11	21.2%

Revenues

Change in revenue for the three months ended June 30, 2026 from the three months ended June 30, 2025

Revenues increased to $259.9 million in the three months ended June 30, 2026, from $234.7 million in the three months ended June 30, 2025, an increase of $25.2 million, or 11%. Network solutions services revenues increased to $100.6 million from $87.9 million, an increase of $12.7 million, or 14%. The increase in revenue was primarily with existing customers in enhanced billed review services. Patient management services revenues increased to $159.3 million from $146.8 million, an increase of $12.5 million, or 9%. Total new claims increased by 8% during the June 30, 2026 quarter compared to the June 30, 2025 quarter.

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

Change in cost of revenues for the three months ended June 30, 2026 from the three months ended June 30, 2025

Cost of revenues increased to $192.1 million in the three months ended June 30, 2026, from $178.0 million in the three months ended June 30, 2025, an increase of $14.2 million, or 8%. The increase in cost of revenues was primarily due to the increase in total revenues of 11%. Additionally, there was an increase in salaries of 9% resulting from increased average headcount of 5%. Headcount increased to help manage the increase in business volume from existing customers.

General and Administrative Expense

For the three months ended June 30, 2026, general and administrative expense consisted of approximately 44% of corporate systems costs, which include the corporate systems support, implementation and training, rules engine development, national IT strategy and planning, depreciation of hardware costs in the Company’s corporate offices and backup data center, the Company’s nationwide area network, and other systems related costs. All IT-related costs managed by the corporate office are recorded under general and administrative expense whereas the field IT-related costs are included in the cost of revenues. The remaining general and administrative expense consists of national marketing, national sales support, corporate legal, corporate insurance, human resources, accounting, product management, new business development, and other general corporate expenses.

Change in general and administrative expense for the three months ended June 30, 2026 from the three months ended June 30, 2025

General and administrative expense increased to $24.5 million in the three months ended June 30, 2026, from $21.5 million in the three months ended June 30, 2025, an increase of $3.0 million, or 14%. General and administrative expense in the quarter ended June 30, 2026, consisted of approximately 11% of revenues. The increase was due to an increase in corporate system costs due to an increase in spending on developed software. Additionally, there was an increase in marketing and insurance costs. The Company expects future quarters of general and administrative expense will remain at approximately 9% to 11% of revenues.

Income Tax Provision

Change in income tax provision for the three months ended June 30, 2026 from the three months ended June 30, 2025

Income tax provision increased to $11.1 million in the three months ended June 30, 2026, from $8.0 million in the three months ended June 30, 2025, an increase of $3.1 million, or 38%. Income before income tax provision increased to $43.3 million in the three months ended June 30, 2026 from $35.3 million in the same period in the prior year, an increase of $8.1 million, or 23%. The effective tax rate was 26% for the quarter ended June 30, 2026 and 23% for the quarter ended June 30, 2025. The increase in the effective tax rate was due to a decrease in stock option exercises.

Liquidity and Capital Resources

The Company has historically funded its operations and capital expenditures primarily from cash flow from operations, and to a lesser extent, proceeds from stock option exercises. Working capital increased to $244.7 million as of June 30, 2026 from $234.2 million as of March 31, 2026, an increase of $10.5 million. Cash and cash equivalents increased to $255.9 million as of June 30, 2026 from $233.1 million as of March 31, 2026, an increase of $22.8 million. This was primarily due to the increase in net income.

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

As of June 30, 2026, the Company had $255.9 million in cash and cash equivalents, invested primarily in short-term, interest-bearing, highly liquid investment grade securities with maturities of 90 days or less.

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

Operating Activities

Three months ended June 30, 2026 compared to three months ended June 30, 2025

Net cash provided by operating activities decreased to $49.9 million in the three months ended June 30, 2026, from $55.0 million in the three months ended June 30, 2025, a decrease of $5.1 million. The decrease in cash flow from operating activities was primarily due to the increase in accounts receivable due to a 11% increase in revenues.

Investing Activities

Three months ended June 30, 2026 compared to three months ended June 30, 2025

Net cash flow used in investing activities decreased to $6.8 million in the three months ended June 30, 2026, from $15.5 million in the three months ended June 30, 2025, a decrease of $8.6 million. In the prior year, the Company increased its spending primarily on purchase of software licenses under the finance agreement.

Financing Activities

Three months ended June 30, 2026 compared to three months ended June 30, 2025

Net cash flow used in financing activities increased to $20.3 million for the three months ended June 30, 2026, from $8.1 million for the three months ended June 30, 2025, an increase of $12.2 million. The increase in net cash used in financing activities was primarily due to an increase in spending on share repurchases to $22.0 million for the three months ended June 30, 2026 from $9.6 million for the three months ended June 30, 2025. This was slightly offset due to stock option exercises increasing to $1.7 million for the three months ended June 30, 2026 from $1.5 million for the three months ended June 30, 2025. The Company has historically used cash provided by operating activities and from the exercise of stock options to repurchase stock. The Company expects that it may use a portion of its cash balance to repurchase additional shares of its common stock under its stock repurchase program in the future; however, there can be no assurance that any further stock repurchases will be made.

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

The Company’s significant accounting policies and estimates which have the greatest potential impact on its consolidated financial statements are more fully described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of its Annual Report on Form 10-K for the fiscal year ended March 31, 2026 (the “Annual Report”), filed with the SEC on May 22, 2026. There have been no material changes to the critical accounting policies and estimates disclosed in that certain Annual Report. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America (“GAAP”), with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting an available alternative would not produce a materially different result. Actual results could differ from the estimates we use in applying our critical accounting policies. We are not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

Recent Accounting Standards Update

See Note 1 – Summary of Significant Accounting Policies to the accompanying unaudited consolidated financial statements contained in this report for information about recently issued and adopted accounting pronouncements.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in market risk from those addressed in the Annual Report during the three months ended June 30, 2026. See the information set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Annual Report.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Past financial performance is not necessarily a reliable indicator of future performance, and investors in our common stock should not use historical performance to anticipate results or future period trends. Investing in our common stock involves a high degree of risk. Investors should consider carefully the following risk factors, as well as the other information in this Quarterly Report and our other filings with the SEC, including our consolidated financial statements and the related notes, before deciding whether to invest or maintain an investment in shares of our common stock. If any of the following risks actually occurs, our business, financial condition, and results of operations would suffer. In this case, the trading price of our common stock would likely decline. The risks described below are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations.

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

We are dependent, to a substantial extent, upon the continuing efforts and abilities of certain key management personnel. In addition, we face competition for experienced employees with professional expertise in the workers’ compensation managed care area. The loss of key personnel, especially Sarah Scott, our Chief Executive Officer and President, or the inability to attract qualified employees, could have a material adverse effect on our business, financial condition, and results of operations.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

Not Applicable.

Purchases of Equity Securities by Issuer

The following table sets forth the repurchases of our common stock made by or on behalf of the Company during the three months ended June 30, 2026, all of which were made in open-market purchases pursuant to our publicly announced stock repurchase plan.

			Total Number of	Maximum Number
			Shares Purchased	of Shares Remaining
			as Part of Publicly	Available to
	Total Number of	Average Price Paid	Announced	be Purchased
Period	Shares Purchased	Per Share	Program	Under the Program
April 1 to April 30, 2026	150,902	$55.66	150,902	1,589,663
May 1 to May 31, 2026	118,767	$58.51	118,767	1,470,896
June 1 to June 30, 2026	107,429	$59.89	107,429	1,363,467
Total	377,098	$57.77	377,098	1,363,467

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

During the three months ended June 30, 2026, the Company repurchased 377,098 shares of its common stock for $21.8 million under the program, reflecting an average price of $57.77 per share. As of June 30, 2026, the Company repurchased 115,636,533 shares of its common stock over the life of the program.

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

During the three months ended June 30, 2026, none of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

CORVEL CORPORATION

Dated: August 6, 2026	By:	/s/ Sarah A. Scott
Sarah A. Scott Chief Executive Officer and President (Principal Executive Officer)

Dated: August 6, 2026	By:	/s/ Brian S. Nichols
Brian S. Nichols
Chief Financial Officer (Principal Financial Officer)