Form 10-Q
period 2026-09-30
CORVEL CORP
filed 2026-11-05
CIK 874866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value per share, as of November 2, 2026, was 50,345,612.

CORVEL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

CORVEL CORPORATION

Consolidated Balance Sheets

	September 30, 2026	March 31, 2026
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$269,988,000	$233,072,000
Customer deposits	130,464,000	115,706,000
Accounts receivable, net	108,396,000	101,313,000
Prepaid taxes and expenses	11,860,000	12,206,000
Total current assets	520,708,000	462,297,000
Property and equipment, net	124,418,000	117,906,000
Goodwill	36,814,000	36,814,000
Other intangibles, net	176,000	263,000
Right-of-use asset, net	25,692,000	21,164,000
Deferred tax asset, net	4,570,000	3,924,000
Other assets	1,219,000	618,000
TOTAL ASSETS	$713,597,000	$642,986,000
Liabilities and Stockholders' Equity
Current Liabilities
Accounts and taxes payable	$23,563,000	$24,550,000
Accrued liabilities	233,889,000	203,518,000
Total current liabilities	257,452,000	228,068,000
Long-term lease liabilities	25,643,000	20,687,000
Total liabilities	283,095,000	248,755,000
Commitments and contingencies
Stockholders' Equity
Common stock, $0.0001 par value: 360,000,000 shares authorized at September 30, 2026 and March 31, 2026; 166,311,266 shares issued (50,401,942 shares outstanding, net of Treasury shares) and 166,168,732 shares issued (50,909,297 shares outstanding, net of Treasury shares) at September 30, 2026 and March 31, 2026, respectively	5,000	5,000
Paid-in capital	279,037,000	268,513,000
Treasury stock (115,909,324 shares at September 30, 2026 and 115,259,435 shares at March 31, 2026)	(928,281,000)	(887,716,000)
Retained earnings	1,079,741,000	1,013,429,000
Total stockholders' equity	430,502,000	394,231,000
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$713,597,000	$642,986,000

See accompanying notes to unaudited consolidated financial statements.

CORVEL CORPORATION

Consolidated Income Statements – (Unaudited)

	Three Months Ended
	September 30, 2026	September 30, 2025
REVENUES	$267,129,000	$239,643,000
Cost of revenues	194,830,000	181,466,000
Gross profit	72,299,000	58,177,000
General and administrative expenses	26,454,000	22,277,000
Income before income tax provision	45,845,000	35,900,000
Income tax provision	11,758,000	7,994,000
NET INCOME	$34,087,000	$27,906,000
Net income per common and common equivalent share
Basic	$0.67	$0.54
Diluted	$0.67	$0.54
Weighted average common and common equivalent shares
Basic	50,545,000	51,314,000
Diluted	50,690,000	51,723,000

See accompanying notes to unaudited consolidated financial statements.

CORVEL CORPORATION

Consolidated Income Statements – (Unaudited)

	Six Months Ended
	September 30, 2026	September 30, 2025
REVENUES	$527,054,000	$474,354,000
Cost of revenues	386,961,000	359,552,000
Gross profit	140,093,000	114,802,000
General and administrative expenses	50,907,000	43,619,000
Income before income tax provision	89,186,000	71,183,000
Income tax provision	22,874,000	16,042,000
NET INCOME	$66,312,000	$55,141,000
Net income per common and common equivalent share
Basic	$1.31	$1.07
Diluted	$1.31	$1.06
Weighted average common and common equivalent shares
Basic	50,675,000	51,333,000
Diluted	50,809,000	51,817,000

See accompanying notes to unaudited consolidated financial statements.

CORVEL CORPORATION

Consolidated Statements of Stockholders’ Equity – (Unaudited)

	Three Months Ended September 30, 2026
	Common Shares	Stock Amount	Paid-in- Capital	Treasury Shares	Treasury Stock	Retained Earnings	Total Stockholders' Equity
Balance – June 30, 2026	166,232,817	$5,000	$272,917,000	(115,636,533)	$(909,684,000)	$1,045,654,000	$408,892,000
Stock issued under employee stock purchase plan	5,884	—	417,000	—	—	—	417,000
Stock issued under stock option plan, net of shares repurchased	57,997	—	2,978,000	—	—	—	2,978,000
Stock-based compensation expense	—	—	1,225,000	—	—	—	1,225,000
Stock issuance for asset acquisition	14,568	—	1,500,000	—	—	—	1,500,000
Purchase of treasury stock	—	—	—	(272,791)	(18,597,000)	—	(18,597,000)
Net income	—	—	—	—	—	34,087,000	34,087,000
Balance – September 30, 2026	166,311,266	$5,000	$279,037,000	(115,909,324)	$(928,281,000)	$1,079,741,000	$430,502,000

	Three Months Ended September 30, 2025
	Common Shares	Stock Amount	Paid-in- Capital	Treasury Shares	Treasury Stock	Retained Earnings	Total Stockholders' Equity
Balance – June 30, 2025	165,889,159	$5,000	$253,334,000	(114,563,796)	$(841,127,000)	$930,320,000	$342,532,000
Stock issued under employee stock purchase plan	5,682	—	418,000	—	—	—	418,000
Stock issued under stock option plan, net of shares repurchased	98,492	—	2,577,000	—	—	—	2,577,000
Stock-based compensation expense	—	—	1,398,000	—	—	—	1,398,000
Stock issuance for asset acquisition	7,611	—	784,000	—	—	—	784,000
Purchase of treasury stock	—	—	—	(143,774)	(12,838,000)	—	(12,838,000)
Net income	—	—	—	—	—	27,906,000	27,906,000
Balance – September 30, 2025	166,000,944	$5,000	$258,511,000	(114,707,570)	$(853,965,000)	$958,226,000	$362,777,000

	Six Months Ended September 30, 2026
	Common Shares	Stock Amount	Paid-in- Capital	Treasury Shares	Treasury Stock	Retained Earnings	Total Stockholders' Equity
Balance – March 31, 2026	166,168,732	$5,000	$268,513,000	(115,259,435)	$(887,716,000)	$1,013,429,000	$394,231,000
Stock issued under employee stock purchase plan	5,884	—	417,000	—	—	—	417,000
Stock issued under stock option plan, net of shares repurchased	108,970	—	4,672,000	—	—	—	4,672,000
Stock-based compensation expense	—	—	2,585,000	—	—	—	2,585,000
Stock issuance for asset acquisition	27,680	—	2,850,000	—	—	—	2,850,000
Purchase of treasury stock	—	—	—	(649,889)	(40,565,000)	—	(40,565,000)
Net income	—	—	—	—	—	66,312,000	66,312,000
Balance – September 30, 2026	166,311,266	$5,000	$279,037,000	(115,909,324)	$(928,281,000)	$1,079,741,000	$430,502,000

	Six Months Ended September 30, 2025
	Common Shares	Stock Amount	Paid-in- Capital	Treasury Shares	Treasury Stock	Retained Earnings	Total Stockholders' Equity
Balance – March 31, 2025	165,836,235	$5,000	$250,407,000	(114,476,691)	$(831,510,000)	$903,085,000	$321,987,000
Stock issued under employee stock purchase plan	5,682	—	418,000	—	—	—	418,000
Stock issued under stock option plan, net of shares repurchased	151,416	—	4,087,000	—	—	—	4,087,000
Stock-based compensation expense	—	—	2,815,000	—	—	—	2,815,000
Stock issuance for asset acquisition	7,611	—	784,000	—	—	—	784,000
Purchase of treasury stock	—	—	—	(230,879)	(22,455,000)	—	(22,455,000)
Net income	—	—	—	—	—	55,141,000	55,141,000
Balance – September 30, 2025	166,000,944	$5,000	$258,511,000	(114,707,570)	$(853,965,000)	$958,226,000	$362,777,000

See accompanying notes to unaudited consolidated financial statements.

CORVEL CORPORATION

Consolidated Statements of Cash Flows – (Unaudited)

	Six Months Ended
	September 30, 2026	September 30, 2025
Cash Flows from Operating Activities
NET INCOME	$66,312,000	$55,141,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,942,000	15,431,000
Loss on write-down or disposal of property, capitalized software or investment	5,000	19,000
Stock-based compensation expense	2,585,000	2,815,000
Provision for expected credit losses	132,000	574,000
Deferred income tax	(646,000)	(704,000)
Changes in operating assets and liabilities
Accounts receivable	(7,215,000)	(1,368,000)
Customer deposits	(14,758,000)	(10,830,000)
Prepaid taxes and expenses	346,000	915,000
Other assets	(602,000)	(34,000)
Accounts and taxes payable	(5,379,000)	(2,168,000)
Accrued liabilities	30,371,000	19,975,000
Operating leases, net	428,000	269,000
Net cash provided by operating activities	89,521,000	80,035,000
Cash Flows from Investing Activities
Purchase of property and equipment	(17,129,000)	(25,216,000)
Net cash used in investing activities	(17,129,000)	(25,216,000)
Cash Flows from Financing Activities
Purchase of treasury stock	(40,565,000)	(22,455,000)
Proceeds from exercise of common stock options	4,672,000	4,087,000
Proceeds from purchases under employee stock purchase plan	417,000	418,000
Net cash used in financing activities	(35,476,000)	(17,950,000)
Increase in cash and cash equivalents	36,916,000	36,869,000
Cash and cash equivalents at beginning of period	233,072,000	170,584,000
Cash and cash equivalents at end of period	$269,988,000	$207,453,000
Supplemental Cash Flow Information:
Income taxes paid	$20,392,000	$15,992,000
Purchase of software license under finance agreement	$4,393,000	$8,485,000
Value of common stock issued in connection with asset acquisition	$2,850,000	$784,000

See accompanying notes to unaudited consolidated financial statements.

CORVEL CORPORATION

Notes to Consolidated Financial Statements

September 30, 2026

Note 1 — Summary of Significant Accounting Policies

Basis of Presentation: The unaudited consolidated financial statements include the accounts of CorVel Corporation (the “Company,” “we,” “our,” or “us”) and its consolidated subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

The unaudited consolidated financial statements herein have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The accompanying interim unaudited consolidated financial statements have been prepared under the presumption that readers of the interim financial information have either read or have access to the audited consolidated financial statements for the latest fiscal year ended March 31, 2026. Accordingly, note disclosures which would substantially duplicate the disclosures contained in the March 31, 2026 audited consolidated financial statements have been omitted from these interim unaudited consolidated financial statements.

The Company evaluated all subsequent events and transactions through the date of filing this report.

Certain information and note disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 2026, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2027 or any other period. For further information, refer to the audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2026, included in the Company’s Annual Report on Form 10-K filed with the SEC on May 22, 2026.

Recent Accounting Pronouncements: New accounting pronouncements are issued periodically by the Financial Accounting Standards Board (“FASB”) and are adopted by the Company as of the specified effective dates. Unless otherwise disclosed below, the Company believes that recently issued and adopted pronouncements will not have a material impact on the Company’s financial position, results of operations and cash flows or do not apply to the Company’s operations.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The update replaces the stage-based rules for internal-use software with a principles-based framework. Under the new guidance, entities begin capitalizing software costs once (i) management has authorized and committed to funding the project and (ii) it is probable that the project will be completed and the software will be used as intended. Entities may apply the guidance retrospectively, prospectively to software costs incurred after the adoption date, or on a modified prospective basis. The update is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, and early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

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

Patient Management Service Line

The patient management service line provides services primarily related to workers’ compensation claims management and case management, as well as additional services such as accident and health claims programs, 24/7 nurse triage, vocational rehabilitation and life care planning. Each claim referred by a customer is considered an additional optional purchase of claims management services under the Company's agreement with that customer. The transaction price for each service is fixed and readily determinable from the contract. Revenue is recognized over time as the Company satisfies its performance obligations through efforts expended to research, investigate, evaluate, document, and report each claim and control of these services is transferred to the customer as those performance obligations are completed. The Company recognizes revenue using a portfolio approach based on historical claim closure rates, claim type and the time elapsed for these claims, which generally ranges from three to fifteen months. The Company believes this approach reasonably reflects the transfer of claims management services to its customers.

The Company’s obligation to manage claims and cases under patient management service line contracts range from less than one year to multiple years, although these contracts typically have a one-year term. Because most of these contracts contain auto-renewal provisions, the Company’s customer relationships often span multiple years. Under certain claims management agreements, the Company receives consideration from a customer at contract inception before transferring services to the customer; however, the Company begins performing services immediately upon receipt of payment. The period between a customer’s payment and the completion of the promised services is typically less than one year. There is no difference between the amount of promised consideration and the cash selling price of the promised services. The Company bills the fee upfront to provide customers with a simple and predictable way to purchase its services.

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

Network Solutions Service Line

The network solutions service line consists primarily of medical bill review and third-party services, and also includes fee scheduling and hospital bill auditing. Medical bill review services, including inpatient medical bill review, analyze medical charges on customers’ claims to identify opportunities for savings. Revenue from medical bill review services is recognized at the point in time when control of the service transfers to the customer, which occurs upon delivery of the medical bill review results. Medical bill review revenue is variable and is generally based on performance metrics set forth in the underlying contracts. Each period, the Company estimates this revenue on a contract-by-contract basis using amounts earned and expected to be collected, based on historical averages and other factors. Variable consideration is recognized when the Company concludes it is probable that a significant revenue reversal will not occur in future periods.

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

The following table presents revenues disaggregated by service line for the three and six months ended September 30, 2026 and 2025:

	Three Months Ended
	September 30, 2026	September 30, 2025
Patient management services	$167,586,000	$150,795,000
Network solutions services	99,543,000	88,848,000
Total services	$267,129,000	$239,643,000

	Six Months Ended
	September 30, 2026	September 30, 2025
Patient management services	$326,879,000	$297,563,000
Network solutions services	200,175,000	176,791,000
Total services	$527,054,000	$474,354,000

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

	September 30, 2026	March 31, 2026
Billed receivables	$69,032,000	$67,435,000
Allowance for expected credit losses	(3,921,000)	(3,969,000)
Unbilled receivables	43,285,000	37,847,000
Accounts receivable, net	$108,396,000	$101,313,000

When the Company receives consideration from a customer prior to transferring services to the customer under the terms of certain claims management agreements, it records deferred revenues on the consolidated balance sheets, which represents a contract liability.

Remaining Performance Obligations

Certain services, such as claims management, are provided under fixed-fee service agreements that require the Company to manage claims over a contract period, typically for one year, subject to automatic renewal, with the fixed fee renewing on each contract anniversary date. The Company recognizes deferred revenues as revenues when it performs services and transfers control of the services to the customer and satisfies the performance obligation, which it determines utilizing a portfolio approach. For all fixed fee service agreements, revenues are straight-lined and recognized over the expected service periods by type of claim. Remaining performance obligations consist of deferred revenues. As of September 30, 2026, the Company has approximately $34.8 million of remaining performance obligations related to claims and non-claims services for which the price is fixed. The Company expects to recognize approximately 95% of its remaining performance obligations as revenues within the current fiscal year ending March 31, 2027, and expects to recognize the remaining balance as revenue thereafter. See the discussion below regarding the practical expedients elected for the disclosure of remaining performance obligations.

The table below presents the deferred revenues balance during the six months ended September 30, 2026:

Six Months Ended
September 30, 2026
Beginning balance at April 1, 2026	$32,235,000
Additions	44,982,000
Revenue recognized from beginning of period	(21,498,000)
Revenue recognized from additions	(20,920,000)
Ending balance at September 30, 2026	$34,799,000

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

On August 7, 2025, the Company’s stockholders approved the 2025 Stock Incentive Plan (the “2025 SIP”) replacing the Omnibus Plan. Consistent with the Omnibus Plan, the primary purpose of the 2025 SIP is to attract and retain qualified personnel. The 2025 SIP initially had 1,775,459 shares of common stock reserved for issuance to employees, directors, consultants, independent contractors and advisors. The 2025 SIP permits the issuance of stock options, restricted stock, stock appreciation rights, restricted stock units and performance awards. All options granted in the three months ended September 30, 2026 and 2025 were granted with an exercise price equal to the fair market value of the Company’s common stock on the grant date and are non-statutory stock options.

Shares subject to awards that are forfeited, expire or are otherwise terminated without shares being issued, or shares withheld to pay the exercise price of an award or to satisfy tax withholding obligations, including shares subject to awards granted under the Omnibus Plan that are outstanding after June 30, 2026, will be returned to the pool of shares available for grant and issuance under the 2025 SIP. As of September 30, 2026, 1,449,009 shares of common stock remained available for future issuance under the 2025 SIP, subject to adjustment for future stock splits, stock dividends, and similar changes in capitalization.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model using the assumptions included in the table below. The risk-free rate is based on the interest rate paid on a U.S. Treasury issue with a term similar to the estimated life of the option. The Company uses historical data, among other factors, to estimate the expected volatility, dividend yield and option life. The Company accounts for forfeitures as they occur, rather than estimating expected forfeitures. The following assumptions were used to estimate the fair value of stock options granted during the three months ended September 30, 2026 and 2025, using the Black-Scholes option-pricing model:

	Three Months Ended
	September 30, 2026	September 30, 2025
Risk-free interest rate	4.69%	4.23%
Expected volatility	35%	31%
Expected dividend yield	0.00%	0.00%
Expected weighted average life of option in years	8.5 years	9.2 years

For the three months ended September 30, 2026 and 2025, the Company recorded stock-based compensation expense of $1,225,000 and $1,398,000, respectively. For the six months ended September 30, 2026 and 2025, the Company recorded stock-based compensation expense of $2,585,000 and $2,815,000, respectively. The table below shows the amounts recognized in the unaudited consolidated financial statements for stock-based compensation expense for all stock options during the three and six months ended September 30, 2026 and 2025, respectively.

	Three Months Ended
	September 30, 2026	September 30, 2025
Cost of revenues	$690,000	$667,000
General and administrative	535,000	731,000
Total cost of stock-based compensation included in income before income tax provision	1,225,000	1,398,000
Amount of income tax benefit recognized	(314,000)	(311,000)
Amount charged against net income	$911,000	$1,087,000
Effect on basic earnings per share	$(0.02)	$(0.02)
Effect on diluted earnings per share	$(0.02)	$(0.02)

	Six Months Ended
	September 30, 2026	September 30, 2025
Cost of revenues	$1,414,000	$1,349,000
General and administrative	1,171,000	1,466,000
Total cost of stock-based compensation included in income before income tax provision	2,585,000	2,815,000
Amount of income tax benefit recognized	(663,000)	(635,000)
Amount charged against net income	$1,922,000	$2,180,000
Effect on basic earnings per share	$(0.04)	$(0.04)
Effect on diluted earnings per share	$(0.04)	$(0.04)

The following table provides summary information for all stock options outstanding and exercisable at September 30, 2026:

Range of Exercise Price	Outstanding Options – Number of Outstanding Options	Outstanding Options – Weighted Average Remaining Contractual Life	Outstanding Options – Weighted Average Exercise Price	Exercisable Options – Number of Exercisable Options	Exercisable Options – Weighted Average Exercise Price
$16.12 to $52.00	331,542	1.76	$41.03	328,659	$40.94
$52.01 to $62.45	283,104	4.34	53.73	62,004	54.54
$62.46 to $75.36	335,039	2.45	68.99	171,729	67.10
$75.37 to $110.18	155,296	3.94	103.02	64,558	101.29
Total	1,104,981	2.93	$61.47	626,950	$55.66

The following table provides summary information for all stock options outstanding at September 30, 2026, and changes during the three months then ended:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value as of September 30, 2026
Options outstanding at July 1, 2026	1,135,831	$60.95
Granted	35,000	63.91
Exercised	(60,844)	51.79
Cancelled – forfeited	(2,977)	84.08
Cancelled – expired	(2,029)	68.44
Ending outstanding at September 30, 2026	1,104,981	$61.47	2.93	$18,932,203
Ending vested and expected to vest	1,075,540	$60.93	2.92	$18,860,277
Ending exercisable at September 30, 2026	626,950	$55.66	2.03	$13,566,600

The weighted-average grant-date fair value of stock options granted during the three months ended September 30, 2026 and 2025 was $23.34 and $43.31, respectively.

The stock option grants and stock-based compensation expense reflected above include both time-based stock options, which vest upon the satisfaction of time-based service conditions, and performance-based stock options, which vest upon the Company’s achievement of certain pre-determined earnings per share targets assessed on a calendar year basis by the Company’s Board of Directors (the “Board”). Performance-based stock options are generally valued in the same manner as time-based stock options, however, compensation expense is recognized only to the extent it is probable the targets will be achieved. The Company recognized stock-based compensation expense for performance-based stock options of $283,000 and $427,000 for the three months ended September 30, 2026 and 2025, respectively.

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

Since the commencement of the stock repurchase program, the Company has used approximately $928 million to repurchase 115,909,324 shares of its common stock, which equals approximately 70% of the shares of common stock that would have been outstanding had there been no repurchases. The average price at which shares have been repurchased under the program is $8.01 per share. These repurchases were funded primarily by the net income of the Company, along with proceeds from the exercise of stock options.

During the three and six months ended September 30, 2026, the Company repurchased 272,791 shares of its common stock for approximately $18.1 million, excluding tax, at an average price of $66.27 per share and 649,889 shares of its common stock for approximately $40.2 million, excluding tax, at an average price of $61.83 per share, respectively. The Company had 50,401,942 shares of common stock outstanding as of September 30, 2026, net of the 115,909,324 shares of common stock held in treasury.

During the period subsequent to the quarter ended September 30, 2026, the Company repurchased 73,071 shares of its common stock for $5.8 million at an average price of $79.30 per share.

Note 5 — Weighted Average Shares and Net Income Per Share

Net income per common and common equivalent share was computed by dividing net income by the weighted average number of common and common share equivalents outstanding during the period. The following table sets forth the calculations of the basic and diluted weighted average common shares for the three and six months ended September 30, 2026 and 2025:

	Three Months Ended
	September 30, 2026	September 30, 2025
Net Income	$34,087,000	$27,906,000
Basic:
Weighted average common shares outstanding	50,545,000	51,314,000
Net Income per share	$0.67	$0.54
Diluted:
Weighted average common shares outstanding	50,545,000	51,314,000
Treasury stock impact of stock options	145,000	409,000
Total common and common equivalent shares	50,690,000	51,723,000
Net Income per share	$0.67	$0.54

	Six Months Ended
	September 30, 2026	September 30, 2025
Net Income	$66,312,000	$55,141,000
Basic:
Weighted average common shares outstanding	50,675,000	51,333,000
Net Income per share	$1.31	$1.07
Diluted:
Weighted average common shares outstanding	50,675,000	51,333,000
Treasury stock impact of stock options	134,000	484,000
Total common and common equivalent shares	50,809,000	51,817,000
Net Income per share	$1.31	$1.06

Note 6 — Contingencies and Legal Proceedings

From time to time, the Company is involved in various legal proceedings, disputes, and other claims arising in the ordinary course of business. Although the results of these matters cannot be predicted with certainty, the Company believes it is not currently a party to any legal proceedings, disputes, or other claims for which a material loss is considered probable and for which the amount (or range) of loss is reasonably estimable. In connection with the Company's acquisition of a privately held technology firm, the Company agreed to issue a maximum of 96,973 shares of common stock to certain of the seller parties contingent on the achievement of agreed upon contractual milestones. As of September 30, 2026, 61,675 shares of common stock have been issued.

Note 7 — Accounts and Income Taxes Payable and Accrued Liabilities

The following tables set forth accounts payable, income taxes payable, and accrued liabilities at September 30, 2026 and March 31, 2026:

	September 30, 2026	March 31, 2026
Accounts payable	$19,547,000	$24,323,000
Income taxes payable and uncertain tax positions	4,016,000	227,000
Total accounts and taxes payable	$23,563,000	$24,550,000

	September 30, 2026	March 31, 2026
Payroll, payroll taxes and employee benefits	$44,624,000	$31,324,000
Customer deposits	130,464,000	115,706,000
Accrued professional service fees	9,426,000	9,804,000
Self-insurance accruals	4,236,000	3,569,000
Deferred revenue	34,799,000	32,235,000
Operating lease liabilities	7,429,000	7,420,000
Other	2,911,000	3,460,000
Total accrued liabilities	$233,889,000	$203,518,000

Note 8 — Leases

The Company determines if an arrangement contains a lease at contract inception. The Company’s current lease agreements have remaining lease terms between one and ten years. For leases with an initial term greater than 12 months, the Company recognizes a right-of-use (“ROU”) asset and a lease liability at the lease commencement date. The lease liability is initially measured based on the present value of the unpaid lease payments as of the lease commencement date. Key estimates and judgments used in determining the liability include the (1) discount rate the Company uses to discount the unpaid lease payments to present value, (2) lease term, and (3) lease payments.

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

The components of lease expense are as follows:

	Three Months Ended
	September 30, 2026	September 30, 2025
Operating lease expense	$1,934,000	$2,088,000
Variable lease expense	134,000	98,000
Total lease expenses	$2,068,000	$2,186,000

	Six Months Ended
	September 30, 2026	September 30, 2025
Operating lease expense	$3,840,000	$4,197,000
Finance lease expense	—	19,000
Variable lease expense	315,000	306,000
Total lease expenses	$4,155,000	$4,522,000

The following table presents the lease-related assets and liabilities recorded on the Company’s consolidated balance sheets related to its operating leases at September 30, 2026 and March 31, 2026:

	September 30, 2026	March 31, 2026
Right-of-use asset, net	$25,692,000	$21,164,000
Short-term lease liability	$7,429,000	$7,420,000
Long-term lease liability	25,643,000	20,687,000
Total lease liabilities	$33,072,000	$28,107,000
Weighted average remaining operating lease term	4.96 years	4.23 years
Weighted average discount rate	5.8%	5.3%

Supplemental cash flow information related to operating leases at September 30, 2026 and 2025 was as follows:

	September 30, 2026	September 30, 2025
Cash paid for amounts included in the measurement of operating lease liabilities	$3,404,000	$4,699,000
Operating lease liabilities arising from obtaining ROU assets	$42,862,000	$45,629,000
Additions to ROU assets resulting from additions to operating lease liabilities	$11,925,000	$1,389,000

As of September 30, 2026, maturities of operating lease liabilities for each of the next five years and thereafter are as follows:

2027	$4,537,000
2028	8,849,000
2029	7,693,000
2030	5,862,000
2031	4,406,000
Thereafter	6,977,000
Total lease payments	38,324,000
Less interest	(5,252,000)
Total lease liabilities	$33,072,000

As of September 30, 2026, the Company has no additional operating lease commitments that have not yet commenced.

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

The Company derives its revenues from providing patient management and network solutions services. Patient management services include claims administration, utilization review, medical case management, and vocational rehabilitation. Network solutions services include medical bill review, fee schedule auditing, hospital bill auditing, coordination of independent medical examinations, diagnostic imaging review services and preferred provider referral services. The percentages of revenues attributable to patient management and network solutions services for the three and six months ended September 30, 2026 and 2025 are listed below.

	Three Months Ended
	September 30, 2026	September 30, 2025
Patient management services	62.7%	62.9%
Network solutions services	37.3%	37.1%
	100.0%	100.0%

	Six Months Ended
	September 30, 2026	September 30, 2025
Patient management services	62.0%	62.7%
Network solutions services	38.0%	37.3%
	100.0%	100.0%

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

The following table presents the financial information for the Company’s one reportable operating segment for the three and six months ended September 30, 2026 and 2025:

	Three Months Ended
	September 30, 2026	September 30, 2025
Revenues	$267,129,000	$239,643,000
Less:
Labor expenses	125,466,000	113,934,000
Direct product expenses	58,487,000	54,900,000
Depreciation and amortization expenses	9,180,000	7,844,000
Income tax provision	11,758,000	7,994,000
Occupancy expenses	4,969,000	5,049,000
Other items (1)	23,182,000	22,016,000
Net income	$34,087,000	$27,906,000

(1)	Includes other operating costs (such as marketing and maintenance expenses), net gain (loss) on asset sales and disposals and other costs.

	Six Months Ended
	September 30, 2026	September 30, 2025
Revenues	$527,054,000	$474,354,000
Less:
Labor expenses	248,008,000	226,975,000
Direct product expenses	116,319,000	107,765,000
Depreciation and amortization expenses	17,942,000	15,431,000
Income tax provision	22,874,000	16,042,000
Occupancy expenses	9,769,000	10,203,000
Other items (1)	45,830,000	42,797,000
Net income	$66,312,000	$55,141,000

(1)	Includes other operating costs (such as marketing and maintenance expenses), net gain (loss) on asset sales and disposals and other costs.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q (this “Quarterly Report”) may include certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including (without limitation) statements with respect to anticipated future operating and financial performance, growth and acquisition opportunities and other similar forecasts and statements of expectation. Words such as “expects,” “anticipates,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “potential,” “continue,” “strive,” “ongoing,” “may,” “will,” “would,” “could,” “should,” as well as variations of these words and similar expressions, are intended to identify these forward-looking statements. Forward-looking statements made by the Company and its management are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance.

The Company disclaims any obligations to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise. Actual future performance, outcomes, and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of these factors include (without limitation): general industry and economic conditions, including a decreasing number of national claims based on the number of injured workers; competition from other managed care companies and third-party administrators; the Company’s ability to renew or maintain contracts with its customers on favorable terms or at all; the ability to expand certain areas of the Company’s business; growth in the Company’s sale of third-party administrator (“TPA”) services; shifts in customer demands; increases in operating expenses, including employee wages, benefits and medical inflation; the ability of the Company to produce market-competitive software; cost of capital and capital requirements; the Company’s ability to attract and retain key personnel; the impact of potential cybersecurity incidents on the Company’s business; existing and possible litigation and legal liability in the course of operations and the Company’s ability to resolve such litigation; changes in regulations affecting workers compensation, insurance and healthcare industries in general; governmental and public policy changes, including but not limited to legislative and administrative law and rule implementation or change; the impact of recently issued accounting standards on the Company’s consolidated financial statements; the availability of financing in the amounts, at the times, and on the terms necessary to support the Company’s future business; and the other risks identified in Part II, Item 1A of this Quarterly Report, under the heading “Risk Factors.”

Overview

The Company is an independent nationwide provider of medical cost containment and managed care services designed to address the escalating medical costs of workers’ compensation benefits, automobile insurance claims, and group health insurance benefits. The Company’s services are provided to insurance companies, TPAs, governmental entities, and self-administered employers to assist them in managing the medical costs and monitoring the quality of care associated with healthcare claims. In January 2026, the Bureau of Labor Statistics reported that the occupational injury count for 2024 was 2.34 million compared to 2.37 million in 2023, 2.34 million in 2022, 2.24 million in 2021, 2.11 million in 2020, and 2.69 million in 2019. While the injury count has generally increased since 2020, it has not returned to pre-pandemic levels. Despite fewer claims to administrate from 2020 to 2024 as compared to 2019, the Company has been able to overcome the decrease with an increase in market share.

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

Network Solutions Services

The Company’s network solutions services are designed to reduce the price paid by its customers for medical services rendered in workers’ compensation cases, automobile insurance policies, and group health insurance policies. The network solutions services offered by the Company include automated medical fee auditing, preferred provider management and reimbursement services, retrospective utilization review, facility claim review, professional review, pharmacy services, directed care services, Medicare solutions, clearinghouse services, independent medical examinations, and inpatient medical bill review. Network solutions services also include revenue from the Company’s directed care network (known as CareIQ), such as imaging, physical therapy, durable medical equipment, translation and transportation.

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

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280-10, “Segment Reporting,” establishes standards for the way that public business enterprises report information about operating segments in annual and interim consolidated financial statements. Under FASB ASC 280-10, two or more operating segments may be aggregated into a single operating segment for financial reporting purposes if aggregation is consistent with the objective and basic principles of the accounting guidance, if the segments have similar economic characteristics, and if the segments are similar in each of the following areas: (i) the nature of products and services, (ii) the nature of the production processes, (iii) the type or class of customer for their products and services, and (iv) the methods used to distribute their products or provide their services. The Company believes its patient management and network solutions services meet these criteria because they each provide similar managed care services and products to the same customer base using comparable methods of production and distribution and because each of our regions has similar economic characteristics.

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

Summary of Quarterly Results

The Company’s revenues increased to $267.1 million in the quarter ended September 30, 2026, from $239.6 million in the quarter ended September 30, 2025, an increase of $27.5 million, or 11%. This increase resulted primarily from higher network solutions activity with existing customers, drive by our enhanced bill review services, and higher patient management activity, driven by new customers for our claims services.

Cost of revenues increased to $194.8 million in the quarter ended September 30, 2026, from $181.5 million in the quarter ended September 30, 2025, an increase of $13.4 million, or 7%. This increase was primarily due to the 11% increase in revenue discussed above especially due to our enhanced bill review services that resulted in higher margins.

General and administrative expense increased to $26.5 million in the quarter ended September 30, 2026, from $22.3 million in the quarter ended September 30, 2025, an increase of $4.2 million, or 19%. General and administrative expense in the quarter ended September 30, 2026 represented approximately 10% of revenues. The Company expects the proportion of general and administrative expense in future quarters to be between 9% and 11% of revenues.

Income tax provision increased to $11.8 million in the quarter ended September 30, 2026, from $8.0 million in the quarter ended September 30, 2025, an increase of $3.8 million, or 47%. Income before income tax provision increased to $45.8 million in the quarter ended September 30, 2026, from $35.9 million in the quarter ended September 30, 2025, an increase of $9.9 million, or 28%. The effective tax rate was 26% for the quarter ended September 30, 2026, compared to 22% for the quarter ended September 30, 2025.

Diluted weighted average common and common equivalent shares decreased to 50.7 million shares for the quarter ended September 30, 2026 from 51.7 million shares for the quarter ended September 30, 2025, a decrease of 1,033,000 shares, or 2.0%, due to the weighted impact of shares repurchased partially offset by the weighted impact of options exercised.

Diluted earnings per share increased to $0.67 per share in the quarter ended September 30, 2026, from $0.54 per share in the quarter ended September 30, 2025, an increase of $0.13 per share, or 24%. The increase in diluted earnings per share was primarily due to an increase in net income.

Results of Operations for the Three Months Ended September 30, 2026 and 2025

The Company generates revenues from providing patient management and network solutions services to payors of workers’ compensation benefits, automobile insurance claims, and group health insurance benefits.

The following table sets forth, for the periods indicated, the dollar amounts, dollar and percent changes, share changes, and the percentage of revenues represented by certain items reflected in the Company’s unaudited consolidated income statements for the three months ended September 30, 2026 and 2025.

	Three Months Ended			Percentage
	September 30, 2026	September 30, 2025	Change	Change
Revenue	$267,129,000	$239,643,000	$27,486,000	11.5%
Cost of revenues	194,830,000	181,466,000	13,364,000	7.4%
Gross profit	72,299,000	58,177,000	14,122,000	24.3%
Gross profit as percentage of revenue	27.1%	24.3%
General and administrative expenses	26,454,000	22,277,000	4,177,000	18.8%
General and administrative as percentage of revenue	9.9%	9.3%
Income before income tax provision	45,845,000	35,900,000	9,945,000	27.7%
Income before income tax provision as percentage of revenue	17.2%	15.0%
Income tax provision	11,758,000	7,994,000	3,764,000	47.1%
Net income	$34,087,000	$27,906,000	$6,181,000	22.1%
Weighted average common and common equivalent shares
Basic	50,545,000	51,314,000	(769,000)	(1.5%)
Diluted	50,690,000	51,723,000	(1,033,000)	(2.0%)
Net income per common and common equivalent shares
Basic	$0.67	$0.54	$0.13	24.1%
Diluted	$0.67	$0.54	$0.13	24.1%

Revenues

Change in revenue for the three months ended September 30, 2026 from the three months ended September 30, 2025

Revenues increased to $267.1 million in the three months ended September 30, 2026, from $239.6 million in the three months ended September 30, 2025, an increase of $27.5 million, or 11%. Network solutions services revenues increased to $99.5 million from $88.8 million, an increase of $10.7 million, or 12%. The increase in network solutions services revenues was primarily attributable to existing customers using our enhanced bill review services. Patient management services revenues increased to $167.6 million from $150.8 million, an increase of $16.8 million, or 11%. Total new claims increased by 12% during the September 30, 2026 quarter compared to the September 30, 2025 quarter.

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

Change in cost of revenues for the three months ended September 30, 2026 from the three months ended September 30, 2025

Cost of revenues increased to $194.8 million in the three months ended September 30, 2026, from $181.5 million in the three months ended September 30, 2025, an increase of $13.4 million, or 7%. The increase in cost of revenues was primarily due to the increase in total revenues of 11%. Additionally, there was an increase in salaries of 9% resulting from increased average headcount of 5%. Headcount increased to help manage the increase in business volume from existing customers. These cost increases were partially offset by productivity improvements in our claims and enhanced bill review services resulting from our investment in developed software.

General and Administrative Expense

For the three months ended September 30, 2026, approximately 42% of general and administrative expense consisted of corporate systems costs, which include corporate systems support, implementation and training, rules engine development, national IT strategy and planning, depreciation of hardware costs in the Company’s corporate offices and backup data center, the Company’s nationwide area network, and other systems-related costs. All IT-related costs managed by the corporate office are recorded under general and administrative expense, whereas the field IT-related costs are included in the cost of revenues. The remaining general and administrative expense consists of national marketing, national sales support, corporate legal, corporate insurance, human resources, accounting, product management, new business development, and other general corporate expenses.

Change in general and administrative expense for the three months ended September 30, 2026 from the three months ended September 30, 2025

General and administrative expense increased to $26.5 million in the three months ended September 30, 2026, from $22.3 million in the three months ended September 30, 2025, an increase of $4.2 million, or 19%. General and administrative expense in the quarter ended September 30, 2026, represented approximately 10% of revenues. The increase was due to an increase in corporate systems costs resulting from increased spending on developed software. Additionally, there was an increase in marketing and insurance costs. The Company expects future quarters of general and administrative expense will remain at approximately 9% to 11% of revenues.

Income Tax Provision

Change in income tax provision for the three months ended September 30, 2026 from the three months ended September 30, 2025

Income tax provision increased to $11.8 million in the three months ended September 30, 2026, from $8.0 million in the three months ended September 30, 2025, an increase of $3.8 million, or 47%. Income before income tax provision increased to $45.8 million in the three months ended September 30, 2026 from $35.9 million in the same period in the prior year, an increase of $9.9 million, or 28%. The income tax expense as a percentage of income before income taxes, also known as the effective tax rate, was 26% for the quarter ended September 30, 2026 and 22% for the quarter ended September 30, 2025. The increase in the effective tax rate was due to a decrease in the tax benefit from stock option exercises.

Results of Operations for the Six Months Ended September 30, 2026 and 2025

The following table sets forth, for the periods indicated, the dollar amounts, dollar and percent changes, share changes, and the percentage of revenues represented by certain items reflected in the Company’s unaudited consolidated income statements for the six months ended September 30, 2026 and 2025.

	Six Months Ended			Percentage
	September 30, 2026	September 30, 2025	Change	Change
Revenue	$527,054,000	$474,354,000	$52,700,000	11.1%
Cost of revenues	386,961,000	359,552,000	27,409,000	7.6%
Gross profit	140,093,000	114,802,000	25,291,000	22.0%
Gross profit as percentage of revenue	26.6%	24.2%
General and administrative expenses	50,907,000	43,619,000	7,288,000	16.7%
General and administrative as percentage of revenue	9.7%	9.2%
Income before income tax provision	89,186,000	71,183,000	18,003,000	25.3%
Income before income tax provision as percentage of revenue	16.9%	15.0%
Income tax provision	22,874,000	16,042,000	6,832,000	42.6%
Net income	$66,312,000	$55,141,000	$11,171,000	20.3%
Weighted average common and common equivalent shares
Basic	50,675,000	51,333,000	(658,000)	(1.3%)
Diluted	50,809,000	51,817,000	(1,008,000)	(1.9%)
Net income per common and common equivalent shares
Basic	$1.31	$1.07	$0.24	22.4%
Diluted	$1.31	$1.06	$0.25	23.6%

Revenues

Change in revenue for the six months ended September 30, 2026 from the six months ended September 30, 2025

Revenues increased to $527.1 million for the six months ended September 30, 2026 from $474.4 million for the six months ended September 30, 2025, an increase of $52.7 million, or 11%. Network solutions services revenues increased to $200.2 million from $176.8 million, an increase of $23.4 million, or 13%. This increase was primarily due to increases in enhanced bill review program services, which resulted in higher revenue per bill. Patient management services revenues increased to $326.9 million from $297.6 million, an increase of $29.3 million, or 10%. Total new claims increased by 10% for the six months ended September 30, 2026 compared to the six months ended September 30, 2025. The increase was attributable to growth with both existing and new customers.

Cost of Revenues

Change in cost of revenues for the six months ended September 30, 2026 from the six months ended September 30, 2025

Cost of revenues increased to $387.0 million in the six months ended September 30, 2026, from $359.6 million in the six months ended September 30, 2025, an increase of $27.4 million, or 8%. The increase in cost of revenues was primarily due to the increase in total revenues of 11%. Additionally, there was an increase in salaries of 9% resulting from increased average headcount of 5%. Headcount increased to help manage the increase in business volume from existing customers. These cost increases were partially offset by productivity improvements in our claims and enhanced bill review services resulting from our investment in developed software.

General and Administrative Expense

Change in general and administrative expense for the six months ended September 30, 2026 from the six months ended September 30, 2025

General and administrative expense increased to $50.9 million in the six months ended September 30, 2026 from $43.6 million in the six months ended September 30, 2025, an increase of $7.3 million, or 17%. General and administrative expense for the six months ended September 30, 2026 represented approximately 10% of revenues. The increase was due to an increase in corporate systems costs resulting from increased in spending on developed software. Additionally, there was an increase in marketing and insurance costs. The Company expects future quarters of general and administrative expense will remain at approximately 9% to 11% of revenues.

Income Tax Provision

Change in income tax provision for the six months ended September 30, 2026 from the six months ended September 30, 2025

Income tax expense increased to $22.9 million for the six months ended September 30, 2026 from $16.0 million for the six months ended September 30, 2025, an increase of $6.8 million, or 43%. Income before income tax provision increased to $89.2 million in the six months ended September 30, 2026 from $71.2 million in the same period in the prior year, an increase of $18.0 million, or 25%. The effective tax rate was 26% for the six months ended September 30, 2026 and 23% for the six months ended September 30, 2025. The increase in the effective tax rate was due to a decrease the tax benefit from in stock option exercises.

Liquidity and Capital Resources

The Company has historically funded its operations and capital expenditures primarily from cash flow from operations, and to a lesser extent, proceeds from stock option exercises. Working capital increased to $263.3 million as of September 30, 2026 from $234.2 million as of March 31, 2026, an increase of $29.0 million. Cash and cash equivalents increased to $270.0 million as of September 30, 2026 from $233.1 million as of March 31, 2026, an increase of $36.9 million. This was primarily due to the increase in net income.

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

As of September 30, 2026, the Company had $270.0 million in cash and cash equivalents, invested primarily in short-term, interest-bearing, highly liquid investment grade securities with maturities of 90 days or less.

The Company believes its cash and cash equivalents, cash generated from ongoing operations and funds received from exercises of employee stock options will be sufficient to satisfy its cash requirements for the next 12 months and beyond, including its existing obligations, repurchase shares of the Company’s common stock under its current stock repurchase program, introduce new services, and continue to develop the Company’s healthcare related services for at least the next 12 months. Should the Company experience lower income or cash flows, repurchases under the stock repurchase program may be reduced or eliminated until earnings and cash flow return to comfortable levels. The Company regularly evaluates its cash requirements for current operations, commitments, capital acquisitions, and other strategic transactions. The Company may elect to raise additional funds for these purposes, through debt or equity financings or otherwise, as appropriate. However, additional equity or debt financings, with terms favorable to the Company, may not be available when needed.

Inflation

The Company faces pricing pressures due to the competitive pricing of its competitors. The Company is also impacted by rising costs for certain inflation-sensitive operating expenses such as labor, employee benefits, and facility leases. The Company believes inflation could have a material impact on pricing and operating expenses in future periods due to the state of the economy and current inflation rates.

Operating Activities

Six months ended September 30, 2026 compared to six months ended September 30, 2025

Net cash provided by operating activities increased to $89.5 million in the six months ended September 30, 2026, from $80.0 million in the six months ended September 30, 2025, an increase of $9.5 million. The increase in cash flow from operating activities was primarily due to the increase in net income.

Investing Activities

Six months ended September 30, 2026 compared to six months ended September 30, 2025

Net cash used in investing activities decreased to $17.1 million in the six months ended September 30, 2026, from $25.2 million in the six months ended September 30, 2025, a decrease of $8.1 million. The decrease was primarily due to higher spending in the prior-year period on the purchase of software licenses under a finance agreement.

Financing Activities

Six months ended September 30, 2026 compared to six months ended September 30, 2025

Net cash used in financing activities increased to $35.5 million for the six months ended September 30, 2026, from $18.0 million for the six months ended September 30, 2025, an increase of $17.5 million. The increase in net cash used in financing activities was primarily due to an increase in spending on share repurchases to $40.6 million for the six months ended September 30, 2026, from $22.5 million for the six months ended September 30, 2025. This increase was partially offset by an increase in proceeds from stock option exercises to $4.7 million for the six months ended September 30, 2026, from $4.1 million for the six months ended September 30, 2025. The Company has historically used cash provided by operating activities and from the exercise of stock options to repurchase stock. The Company expects that it may use a portion of its cash balance to repurchase additional shares of its common stock under its stock repurchase program in the future; however, there can be no assurance that any further stock repurchases will be made.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In connection with the preparation of our consolidated financial statements, we are required to make certain assumptions and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

The Company’s significant accounting policies and estimates which have the greatest potential impact on its consolidated financial statements are more fully described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of its Annual Report on Form 10-K for the fiscal year ended March 31, 2026 (the “Annual Report”), filed with the SEC on May 22, 2026. There have been no material changes to the critical accounting policies and estimates disclosed in the Annual Report. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management’s judgment in its application. There are also areas in which management’s judgment in selecting an available alternative would not produce a materially different result. Actual results could differ from the estimates we use in applying our critical accounting policies. We are not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

Recent Accounting Standards Update

See Note 1 – Summary of Significant Accounting Policies to the accompanying unaudited consolidated financial statements contained in this Quarterly Report for information about recently issued and adopted accounting pronouncements.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in market risk from those addressed in the Annual Report during the three months ended September 30, 2026. See the information set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Annual Report.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2026, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Additionally, as artificial intelligence technologies continue to develop and become more accessible, malicious actors are increasingly leveraging such technologies to carry out advanced cyber-attacks. These artificial intelligence tools can be used to automate and scale attacks, generate phishing or social engineering schemes, employ deepfakes, identify system vulnerabilities, or evade transitional detection methods. Consequently, the use of artificial intelligence by malicious actors may result in an increase in the frequency, speed, and severity of cybersecurity threats targeting our systems, networks, and employees.

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

As a non–manufacturing service business, we have to date been less impacted from laws and regulations related to sustainability concerns or other environmental, social responsibility or governance (“ESG”) laws, regulations, or policies. However, we may need to incur ESG-related costs in response to our customers or stockholders. Increasingly our customers and stockholders expect that we meet environmental, social responsibility, sustainability or other business policies or standards, which may be more restrictive than current laws and regulations, before our customers commence, or continue, doing business with us or before stockholders invest in our common stock. Our compliance with these policies and related requirements could be costly, and our failure to comply could adversely affect our business relationships or reputation.

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

None.

Use of Proceeds

Not Applicable.

Purchases of Equity Securities by Issuer

The following table sets forth the repurchases of our common stock made by or on behalf of the Company during the three months ended September 30, 2026, all of which were made in open-market purchases pursuant to our publicly announced stock repurchase plan.

			Total Number of	Maximum Number
			Shares Purchased	of Shares Remaining
			as Part of Publicly	Available to
	Total Number of	Average Price Paid	Announced	be Purchased
Period	Shares Purchased	Per Share	Program	Under the Program
July 1 to July 31, 2026	92,431	$61.64	92,431	1,271,036
August 1 to August 31, 2026	83,419	$66.17	83,419	1,187,617
September 1 to September 30, 2026	96,941	$70.75	96,941	1,090,676
Total	272,791	$66.27	272,791	1,090,676

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

During the three months ended September 30, 2026, the Company repurchased 272,791 shares of its common stock for $18.1 million, excluding tax, under the program, reflecting an average price of $66.27 per share. As of September 30, 2026, the Company repurchased 115,909,324 shares of its common stock over the life of the program.

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

During the three months ended September 30, 2026, none of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K).

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

CORVEL CORPORATION

Dated: November 5, 2026	By:	/s/ Sarah A. Scott
Sarah A. Scott Chief Executive Officer and President (Principal Executive Officer)

Dated: November 5, 2026	By:	/s/ Brian S. Nichols
Brian S. Nichols
Chief Financial Officer (Principal Financial Officer)